Form 10-Q
period 2015-09-30
CALLAWAY GOLF CO
filed 2015-11-05
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2015, the number of shares outstanding of the Registrant’s common stock outstanding was 89,923,121.

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

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex-Apex Tour-APW-Aqua Dry-Arm Lock-Backstryke-Big Bertha-Big Bertha Alpha-Big T-Black Series-Callaway-Callaway Golf- Callaway Media Productions-Callaway Supersoft-C Grind-Chev-Chev 18-Chevron Device-Chrome Soft-Comfort Tech-CXR-D.A.R.T.-Dawn Patrol-Divine-Eagle-Engage-ERC-FTiZ-FT Optiforce-Fast Tech Mantle-FT Performance-FT Tour-Fusion-Fusion RX-Gems-Gravity Core-Great Big Bertha-Heavenwood-Hex Aerodynamics-Hex Chrome-Hex Solaire-HX-Hyper Lite-Hyper Speed Face-IMIX-Innovate or Die design-Ion X-Jailbird-Kings of Distance-Legacy-Longer From Everywhere-Mack Daddy-MarXman-MD3 Milled-MetalX-Number One Putter in Golf-Odyssey-Odyssey Works-OptiFit-Opti Flex-Opti Grip-Opti Shield-Opti Therm-ORG 14-ORG 15-ProType-∙R∙-Rossie-R Moto-S2H2-Sabertooth-SoftFast-Solaire-Speed Regime-Speed Step-SR1-SR2-SR3-Steelhead-Strata-Strata Jet-Stronomic-Superhot-Tank-Tank Cruiser-Teron-Tech Series-TiHot-Tour Authentic -Trade In! Trade Up!-Trionomer Cover-Tru Bore-udesign-Uptown-Versa-Warbird-Weather Series-Wedgeducation-W Grind-White Hot-White Hot Tour-White Hot Pro-White Hot Pro Havok-White Ice-World's Friendliest-X-12-X-14-X-16-X-18-X-20- X-22-X-24-X Act-X Hot-X Hot Pro-X² Hot-XR design-X Series-XSPANN-Xtra Traction Technology-XTT-Xtra Width Technology-2-Ball-3 Deep.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$41,592	$37,635
Accounts receivable, net	153,040	109,848
Inventories	184,845	207,229
Deferred taxes, net	5,260	5,081
Income taxes receivable	1,286	928
Other current assets	19,455	23,312
Total current assets	405,478	384,033
Property, plant and equipment, net	53,810	58,093
Intangible assets, net	88,795	88,833
Goodwill	26,868	27,821
Deferred taxes, net	2,232	2,346
Investment in golf-related ventures (Note 6)	52,376	50,677
Other assets	9,031	13,008
Total assets	$638,590	$624,811
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$117,080	$123,251
Accrued employee compensation and benefits	29,630	37,386
Asset-based credit facilities	—	15,235
Accrued warranty expense	6,015	5,607
Income tax liability	3,097	2,623
Deferred taxes, net	25	26
Total current liabilities	155,847	184,128
Long-term liabilities:
Income tax payable	3,426	3,867
Deferred taxes, net	35,389	35,043
Convertible notes, net (Note 2)	26,701	108,574
Long-term incentive compensation and other	1,093	1,665
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 89,927,375 and 78,373,598 shares issued at September 30, 2015 and December 31, 2014, respectively	899	784
Additional paid-in capital	292,909	210,057
Retained earnings	132,437	89,932
Accumulated other comprehensive loss	(10,073)	(796)
Less: Common stock held in treasury, at cost, 4,254 and 779,681 shares at September 30, 2015 and December 31, 2014, respectively	(38)	(8,443)
Total shareholders’ equity	416,134	291,534
Total liabilities and shareholders’ equity	$638,590	$624,811

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$175,780	$168,572	$690,463	$752,339
Cost of sales	98,178	103,265	383,898	431,329
Gross profit	77,602	65,307	306,565	321,010
Operating expenses:
Selling expense	52,390	46,871	178,675	184,786
General and administrative expense	15,772	12,918	47,407	43,459
Research and development expense	8,673	8,144	24,192	22,903
Total operating expenses	76,835	67,933	250,274	251,148
Income (loss) from operations	767	(2,626)	56,291	69,862
Interest income	25	43	372	368
Interest expense	(3,545)	(2,080)	(7,849)	(7,665)
Other income (expense), net	683	3,833	1,208	(1,367)
Income (loss) before income taxes	(2,070)	(830)	50,022	61,198
Income tax provision	1,547	304	5,002	3,651
Net income (loss)	$(3,617)	$(1,134)	$45,020	$57,547

Earnings (loss) per common share:
Basic	$(0.04)	$(0.01)	$0.56	$0.74
Diluted	$(0.04)	$(0.01)	$0.53	$0.66
Weighted-average common shares outstanding:
Basic	83,875	77,646	80,030	77,551
Diluted	83,875	77,646	94,614	93,384

Dividends declared per common share	$0.01	$0.01	$0.03	$0.03

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(3,617)	$(1,134)	$45,020	$57,547
Other comprehensive income (loss):
Change in fair value of derivative instruments	(1,174)	—	869	—
Foreign currency translation adjustments	(5,861)	(9,495)	(10,146)	(4,808)
Comprehensive income (loss)	$(10,652)	$(10,629)	$35,743	$52,739

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$45,020	$57,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,350	16,379
Deferred taxes	(184)	(179)
Share-based compensation	5,535	3,979
Gain on disposal of long-lived assets and deferred gain amortization	(772)	(1,097)
Discount amortization on convertible notes	515	551
Change in assets and liabilities:
Accounts receivable, net	(48,099)	(52,218)
Inventories	19,417	75,380
Other assets	5,609	(150)
Accounts payable and accrued expenses	(4,845)	(50,620)
Accrued employee compensation and benefits	(7,264)	(2,195)
Accrued warranty expense	408	(524)
Income taxes receivable/payable	42	(4,936)
Other liabilities	(342)	(3,575)
Net cash provided by operating activities	28,390	38,342
Cash flows from investing activities:
Capital expenditures	(8,513)	(8,803)
Proceeds from sales of property and equipment	2	458
Investment in golf-related ventures	—	(4,712)
Net cash used in investing activities	(8,511)	(13,057)
Cash flows from financing activities:
Repayment of asset-based credit facilities, net	(15,235)	(25,660)
Exercise of stock options	5,330	2,222
Dividends paid	(2,454)	(2,330)
Acquisition of treasury stock	(1,942)	(1,006)
Credit facility amendment costs	—	(608)
Equity issuance costs	—	(7)
Net cash used in financing activities	(14,301)	(27,389)
Effect of exchange rate changes on cash and cash equivalents	(1,621)	(1,227)
Net increase (decrease) in cash and cash equivalents	3,957	(3,331)
Cash and cash equivalents at beginning of period	37,635	36,793
Cash and cash equivalents at end of period	$41,592	$33,462
Supplemental disclosures:
Cash paid for income taxes, net	$4,858	$8,349
Cash paid for interest and fees	$6,339	$7,824
Noncash investing and financing activities:
Conversion of convertible notes to common stock, net of discount (Note 2)	$82,388	$—
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$3,763	$87
Acquisition of treasury stock for minimum statutory withholding taxes	$—	$(7)
Accrued capital expenditures at period-end	$1,603	$268
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2014	78,374	$784	$210,057	$89,932	$(796)	(780)	$(8,443)	$291,534
Conversion of convertible notes to common stock, net of discount (Note 2)	11,331	113	82,275	—	—	—	—	82,388
Acquisition of treasury stock	—	—	—	—	—	(215)	(1,942)	(1,942)
Exercise of stock options	111	1	(1,202)	—	—	666	6,531	5,330
Compensatory awards released from restriction	110	1	(3,763)	—	—	320	3,762	—
Share-based compensation	—	—	5,535	—	—	—	—	5,535
Stock dividends	1	—	7	(61)	—	5	54	—
Cash dividends	—	—	—	(2,454)	—	—	—	(2,454)
Equity adjustment from foreign currency translation	—	—	—	—	(10,146)	—	—	(10,146)
Change in fair value of derivative instruments	—	—	—	—	869	—	—	869
Net income	—	—	—	45,020	—	—	—	45,020
Balance at September 30, 2015	89,927	$899	$292,909	$132,437	$(10,073)	(4)	$(38)	$416,134

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
Recent Accounting Standards
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements.
In April 2015, the FASB has issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include: (a) software as a service; (b) platform as a service; (c) infrastructure as a service; and (d) other similar hosting arrangements. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments for this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company does not expect that the adoption of this amendment will have a material impact on the Company’s consolidated condensed financial statements and disclosures.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, "Property, Plant, and Equipment," and intangible assets within the scope of Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements.
Note 2. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its primary and Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of September 30, 2015, the Company had no borrowings outstanding under either facility, $1,117,000 in outstanding letters of credit, and $41,592,000 in cash and cash equivalents. The combined maximum amount that could have been outstanding under both facilities on September 30, 2015, after letters of credit was $106,187,000, resulting in total available liquidity including cash on hand of $147,779,000 compared to the maximum amount that could have been outstanding under both facilities on September 30, 2014, of $72,188,000 and total available liquidity including cash on hand of $105,650,000.
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
As of September 30, 2015, the Company had no borrowings outstanding under the ABL Facility and $1,117,000 in outstanding letters of credit. The maximum amount of additional indebtedness (as defined by the ABL Facility) that could have been outstanding on September 30, 2015, after outstanding borrowings and letters of credit was approximately $89,503,000. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the first half of the year when the Company’s inventory and accounts receivable balances are higher and is lower during the second half of the year when the Company's inventory levels decrease and its accounts receivable decrease as a result of cash collections. Average outstanding borrowings during the nine months ended September 30, 2015 were $49,049,000, and average amounts available under the ABL Facility during the first nine months of 2015, after outstanding borrowings and letters of credit, was approximately $85,623,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at the earlier of (i) the date that is six months prior to the maturity of the Company’s 3.75% Convertible Senior Notes maturing on August 15, 2019 or (ii) June 23, 2019, if a qualifying refinancing of the Company’s 3.75% Convertible Senior Notes due 2019 has occurred at least six months prior to their maturity.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including meeting certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. As of September 30, 2015, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below $23,000,000. The Company’s borrowing base availability was above $23,000,000 during the nine months ended September 30, 2015, and the Company was in compliance with the fixed charge coverage ratio as of September 30, 2015. Had the Company not been in compliance with the fixed charge coverage ratio as of September 30, 2015, the Company's maximum amount of additional indebtedness that could have been outstanding on September 30, 2015 would have been reduced by $23,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. The applicable margin for any month will be reduced by 0.25% if the Company’s availability ratio is greater than or equal to 67% and the Company’s “leverage ratio” (as defined below) is less than 4.0 to 1.0 as of the last day of the month for which financial statements have been delivered, so long as no default or event of default exists. The Company’s “leverage ratio” is the ratio of the amount of debt for borrowed money to the twelve-month trailing EBITDA (as defined in the ABL Facility), each determined on a consolidated basis. At September 30, 2015, the Company’s trailing 12 months average interest rate applicable to its outstanding loans under the ABL Facility, including the fees described below, was 4.36%.
In addition, the ABL Facility provides for monthly fees ranging from 0.25% to 0.375% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $4,956,000, which are amortized into interest expense over the term of the ABL Facility agreement. Unamortized fees at September 30, 2015 and December 31, 2014 totaled $1,903,000 and $2,233,000, respectively, of which $507,000 and $496,000 were included in other current assets, respectively, and $1,396,000 and $1,737,000 were included in other assets, respectively, in the accompanying consolidated condensed balance sheets.
Japan ABL Facility
In January 2015, the Company entered into a separate asset-based loan and guarantee agreement (the "Japan ABL Facility") between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFG, Ltd and The Development Bank of Japan. The Company can borrow up to 2 billion Yen (or U.S. $16,684,000, using the exchange rate in effect as of September 30, 2015) over a one-year term, and the amounts outstanding are secured by certain assets, including eligible inventory.The Japan ABL Facility is subject to an effective interest rate of 1.48% and includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of September 30, 2015, the Company was in compliance with these covenants. There were no borrowings outstanding under this facility at September 30, 2015, and the maximum amount that could have been outstanding at September 30, 2015 was $16,684,000. The Company intends to renew the Japan ABL Facility when the one-year term expires.
Convertible Senior Notes
In August 2012, the Company issued $112,500,000 of 3.75% Convertible Senior Notes (the “convertible notes”). The convertible notes are convertible, at the option of the note holder, at any time on or prior to the close of business on the business day immediately preceding August 15, 2019, into shares of common stock at an initial conversion rate of 133.3333 shares per $1,000 principal amount of convertible notes, which was initially equal to an aggregate of 15,000,000 shares of common stock at a conversion price of approximately $7.50 per share, subject to customary anti-dilution adjustments. The Company incurred transactional fees of $3,537,000 in connection with the issuance of the convertible notes, which are amortized into interest expense over the term of the convertible notes.
In August 2015, the Company exchanged $84,983,000 in aggregate principal amount of the convertible notes for 11,331,064 shares of common stock, plus cash payments to the note holders representing an exchange inducement and accrued and unpaid interest through the closing date of the exchange transactions. In connection with the exchange, the Company recorded $2,595,000 of the outstanding discount as of September 30, 2015 to shareholders' equity. Upon completion of the exchange transactions, $27,517,000 in aggregate principal amount of the convertible notes remains outstanding, and such amount is convertible into an aggregate of 3,668,936 shares of common stock at a conversion price of approximately $7.50 per share, subject to anti-dilution adjustments. The Company pays interest of 3.75% per year on the principal amount of the convertible notes, payable semiannually in arrears on February 15 and August 15 of each year. The remaining convertible notes mature on August 15, 2019.
In connection with the exchange in August 2015, the Company accelerated the amortization of transaction fees, which resulted in charges of $1,559,000 in the third quarter of 2015. Unamortized transaction fees as of September 30, 2015 and December 31, 2014 were $494,000 and $2,358,000, respectively, of which $126,000 and $505,000 were included in other current assets as of September 30, 2015 and December 31, 2014, respectively, and $368,000 and $1,853,000 were included in other long-term assets as of September 30, 2015 and December 31, 2014, respectively, in the accompanying consolidated condensed balance sheets.
The net carrying amount of the convertible notes as of September 30, 2015 and December 31, 2014 was $26,701,000 and $108,574,000, respectively, and the unamortized discount as of September 30, 2015 was $816,000. Total interest and amortization expense recognized for the three and nine months ended September 30, 2015 was $767,000 and $3,273,000, respectively, and $1,241,000 and $3,715,000 for the three and nine months ended September 30, 2014, respectively.
Upon the occurrence of a change of control of the Company or a termination of trading of the common stock of the Company, note holders will have the option to require the Company to repurchase for cash all or any portion of such note holder’s convertible notes at a price equal to 100% of the principal amount of the repurchased convertible notes, plus accrued and unpaid interest thereon to the repurchase date. In addition, upon the occurrence of certain change of control events of the Company, the Company will pay a premium on the convertible notes converted in connection with such change of control events by increasing the conversion rate on such convertible notes.
The convertible notes contain certain covenants including payment of principal and interest, certain repurchase obligations, obligations of the Company to convert the convertible notes, and other customary covenants as set forth in the Indenture. The Company was in compliance with these covenants as of September 30, 2015.
The convertible notes can be redeemed for cash in whole or in part at the option of the Company at a redemption price equal to 100% of the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest thereon to the redemption date. On October 15, 2015, the Company issued a notice of redemption for the remaining $27,517,000 in aggregate principal amount of the convertible notes outstanding pursuant to the terms of the indenture that governs the convertible notes. The redemption is scheduled to occur on November 16, 2015. The holders of the convertible notes have the right to convert their notes, subject to certain terms, conditions and covenants specified in the convertible notes and the indenture that governs the convertible notes, at any time prior to the close of business on the business day immediately preceding the redemption date at a current conversion rate equivalent to 133.3333 shares of common stock per $1,000 in principal amount of convertible notes. In the event that note holders do not exercise the option to convert the convertible notes into shares of common stock, the Company would be expected to redeem the notes for cash.
Note 3. Earnings (Loss) per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted earnings per common share reflects the potential dilution that could occur if convertible securities, or other contracts to issue common stock, were exercised or converted into common stock. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method and the if-converted method in accordance with Accounting Standards Codification ("ASC) Topic 260, “Earnings per Share.” Dilutive securities include the common stock equivalents of convertible notes, options granted pursuant to the Company’s stock option plans and outstanding restricted stock units and performance share units granted to employees and non-employee directors (see Note 10).
Weighted-average diluted common shares outstanding is the same as weighted-average basic common shares outstanding in periods when a net loss is reported or in periods when diluted earnings per share is higher than basic earnings per share.
The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings (loss) per common share—basic
Net income (loss)	$(3,617)	$(1,134)	$45,020	$57,547
Weighted-average common shares outstanding—basic	83,875	77,646	80,030	77,551
Basic earnings per common share	$(0.04)	$(0.01)	$0.56	$0.74
Earnings (loss) per common share—diluted
Net income (loss)	$(3,617)	$(1,134)	$45,020	$57,547
Add: Interest on convertible debt	—	—	5,329	3,715
Net income including assumed conversions	$(3,617)	$(1,134)	$50,349	$61,262
Weighted-average common shares outstanding—basic	83,875	77,646	80,030	77,551
Convertible notes weighted-average shares outstanding	—	—	13,217	15,000
Options and restricted stock	—	—	1,367	833
Weighted-average common shares outstanding—diluted	83,875	77,646	94,614	93,384
Dilutive earnings (loss) per common share	$(0.04)	$(0.01)	$0.53	$0.66
For the three months ended September 30, 2015 and 2014, securities outstanding totaling approximately 11,676,000 and 16,753,000 shares, respectively (including stock options and common shares underlying convertible senior notes of 9,711,000 and 15,000,000 shares, respectively) were excluded from the earnings per share calculation as their effect would be antidilutive. For the nine months ended September 30, 2015 and 2014, securities outstanding totaling approximately 579,000 and 2,717,000 shares underlying stock options, respectively, were excluded as their effect would be antidilutive.

Note 4. Inventories
Inventories are summarized below (in thousands):

	September 30, 2015	December 31, 2014
Inventories:
Raw materials	$48,836	$47,661
Work-in-process	714	519
Finished goods	135,295	159,049
	$184,845	$207,229
Note 5. Goodwill and Intangible Assets
Goodwill at September 30, 2015 and December 31, 2014 was $26,868,000 and $27,821,000, respectively. The decrease in goodwill during the nine months ended September 30, 2015 of $953,000 was due to foreign currency fluctuations. Gross goodwill before cumulative impairments at September 30, 2015 and December 31, 2014 was $28,617,000 and $29,570,000, respectively.
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
The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	September 30, 2015			December 31, 2014
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$88,590	$—	$88,590	$88,590	$—	$88,590
Amortizing:
Patents	2-16	31,581	31,376	205	31,581	31,338	243
Developed technology and other	1-9	7,961	7,961	—	7,961	7,961	—
Total intangible assets		$128,132	$39,337	$88,795	$128,132	$39,299	$88,833
Aggregate amortization expense on intangible assets was approximately $38,000 and $54,000 for the nine months ended September 30, 2015 and 2014, respectively.
Amortization expense related to intangible assets at September 30, 2015 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2015	$13
2016	51
2017	51
2018	51
2019	39
$205
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
In December 2014, the Company remitted funds to subscribe for $1,699,000 in preferred shares of TopGolf. In January 2015, the subscription was accepted and the Company acquired the $1,699,000 in preferred shares. As of September 30, 2015, the Company's total investment in preferred shares of TopGolf was $52,376,000. The Company’s total ownership interest in TopGolf, including the Company's voting rights in the preferred shares of TopGolf, remains at less than 20% of the outstanding equity securities of TopGolf. In addition, as of September 30, 2015, the Company did not have the ability to significantly influence the operating and financing activities and policies of TopGolf, and accordingly, the Company’s investment in TopGolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other.” The fair value of the Company's investment in TopGolf was not estimated as of September 30, 2015 as it was not practicable to do so. However, there were no events or changes in circumstances that would have had a significant adverse effect on the fair value of this investment.
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
The following table provides a reconciliation of the activity related to the Company’s reserve for accrued warranty expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$6,447	$7,396	$5,607	$6,406
Provision	1,052	(15)	4,321	3,895
Claims paid/costs incurred	(1,484)	(1,499)	(3,913)	(4,419)
Ending balance	$6,015	$5,882	$6,015	$5,882
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
The realization of deferred tax assets, including loss and credit carry forwards, is subject to the Company generating sufficient taxable income during the periods in which the temporary differences become realizable. Due to the Company's net operating losses in the United States from 2009 to 2013, the Company recorded a valuation allowance against its U.S. deferred tax assets. As a result, at each quarter end, as the U.S. deferred tax assets are adjusted upwards or downwards, the associated valuation allowance and income tax expense is adjusted. If sufficient positive evidence arises in the future, such as a sustained return to profitability in the U.S. business, the valuation allowance could be reversed as appropriate, decreasing income tax expense in the period of the reversal.
The provision for income taxes is primarily comprised of taxes related to the Company's foreign operations. The income tax provision for the three months ended September 30, 2015 and 2014 was $1,547,000 and $304,000, respectively. The increase in the income tax provision was primarily due to the release of certain unrecognized tax benefits due to the lapse of statutes of limitation in various jurisdictions in the third quarter of 2014. The income tax provision for the nine months ended September 30, 2015 and 2014 was $5,002,000 and $3,651,000, respectively. The increase in the income tax provision was primarily due to the release of certain unrecognized tax benefits due to the lapse of statutes of limitation in various jurisdictions in the third quarter of 2014.
At September 30, 2015, the gross liability for income taxes associated with uncertain tax positions was $6,546,000. The liability for uncertain tax positions, if recognized, could be reduced by $1,376,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments as well as $4,200,000 of deferred taxes. The net amount of $970,000, would favorably affect the Company’s consolidated condensed financial statements and effective income tax rate. The unrecognized tax benefit liabilities are expected to decrease by approximately $354,000 during the next 12 months. The gross liability for uncertain tax positions increased by $160,000 and decreased by $13,000 for the three and nine months ended September 30, 2015, respectively. The increase and decrease were primarily due to changes in positions taken in the current year, and to changes in foreign currency translation, respectively.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended September 30, 2015 and 2014, the Company's provision for income taxes includes an expense of $35,000 and a benefit of $31,000, respectively, related to the recognition and reversal of interest and penalties, respectively. For the nine months ended September 30, 2015 and 2014, the Company's provision for income taxes includes an expense of $1,000 and a benefit of $55,000, respectively, also related to the recognition and reversal of interest and penalties. As of September 30, 2015 and December 31, 2014, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $1,063,000 and $1,062,000, respectively.
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
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. As of September 30, 2015, the Company has entered into many of these contractual agreements with terms ranging from one to four years. The minimum obligation that the Company is required to pay under these agreements is $58,396,000 over the next four years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future minimum purchase commitments as of September 30, 2015, are as follows (in thousands):

Remainder of 2015	$20,216
2016	26,811
2017	10,722
2018	497
Thereafter	150
$58,396
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $1,117,000 as of September 30, 2015.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that material payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ended September 30, 2015 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 10. Share-Based Employee Compensation
As of September 30, 2015, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan"). From time to time, the Company grants stock options, restricted stock units, phantom stock units, stock appreciation rights and other awards under these plans.
The table below summarizes the amounts recognized in the financial statements for the three and nine months ended September 30, 2015 and 2014 for share-based compensation, including expense for stock options, restricted stock units, phantom stock units, cash settled stock appreciation rights and performance share units.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Cost of sales	$120	$(55)	$563	$71
Operating expenses	1,350	(436)	7,574	2,519
Total cost of share-based compensation included in income, before income tax	$1,470	$(491)	$8,137	$2,590
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
There were no stock options granted during the nine months ended September 30, 2015 or 2014. Total compensation expense recognized for stock options during the three and nine months ended September 30, 2015 was $320,000 and $1,064,000, respectively, and $358,000 and $1,081,000 during the three and nine months ended September 30, 2014, respectively. At September 30, 2015, the total amount of unamortized expense related to stock options was $525,000, which will be recognized over a weighted-average period of 0.5 years.
Restricted Stock Units
Restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan are valued at the Company’s closing stock price on the date of grant and generally vest within a one to three year period. Compensation expense for restricted stock units is recognized over the vesting period and is reduced by an estimate for forfeitures. During the three months ended September 30, 2015 and 2014, the Company granted 8,000 and 13,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $9.10 and $7.61, respectively. During the nine months ended September 30, 2015 and 2014, the Company granted 556,000 and 384,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $8.30 and $8.18 per share, respectively.
Total compensation expense, net of estimated forfeitures, recognized for restricted stock units during the three months ended September 30, 2015 and 2014 was $865,000 and $770,000, respectively, and $2,626,000 and $2,121,000, during the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, the Company had $5,470,000 of total unamortized compensation expense related to non-vested restricted stock units under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.5 years.
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
The Company granted 509,000 and 453,000 shares underlying performance units during the nine months ended September 30, 2015 and 2014, respectively, at a weighted average grant-date fair value of $7.96 and $8.20 per share, respectively. The Company did not grant any performance share units during the three months ended September 30, 2015 or 2014.
During the three months ended September 30, 2015 and 2014, the Company recognized total compensation expense, net of estimated forfeitures, of $790,000 and $310,000, respectively, for performance share units. During the nine months ended September 30, 2015 and 2014, the Company recognized total compensation expense, net of estimated forfeitures, of $1,846,000 and $777,000, respectively, for performance share units. At September 30, 2015, unamortized compensation expense related to these awards was $6,632,000, which is expected to be recognized over a weighted-average period of 1.9 years.
Phantom Stock Units
Phantom stock units granted under the 2004 Incentive Plan are a form of share-based awards that are indexed to the Company’s stock and are settled in cash. Because phantom stock units are settled in cash, compensation expense recognized over the vesting period will vary based on changes in fair value. Fair value is remeasured at the end of each interim reporting period based on the closing price of the Company’s common stock. All of the previously granted phantom stock units were fully vested as of September 30, 2015.
There were no phantom stock units granted during the nine months September 30, 2015 or 2014 and the Company did not recognize expense for the three months ended September 30, 2015. The Company reversed $57,000 of compensation expense related to previously granted phantom stock units during the three months ended September 30, 2014, and recognized $390,000 and $374,000 of compensation expense related to previously granted phantom stock units during the nine months ended September 30, 2015 and 2014, respectively. Accrued compensation expense for these awards was $1,898,000 at December 31, 2014, which was recorded in accrued employee compensation and benefits in the accompanying consolidated condensed balance sheets. There were no outstanding phantom stock units as of September 30, 2015.
Stock Appreciation Rights
Cash settled stock appreciation rights ("SARs") granted under the 2004 Incentive Plan are valued using the Black-Scholes option-pricing model on the date of grant. SARs are subsequently remeasured at each interim reporting period based on a revised Black-Scholes value until they are exercised. SARs generally vest over a three year period.
There were no SARs granted during the nine months ended September 30, 2015 or 2014. The Company reversed $505,000 and $1,872,000 of compensation expense related to previously granted SARs during the three months ended September 30, 2015 and 2014, respectively. The Company recognized $2,211,000 and reversed $1,763,000 of compensation expense related to previously granted SARs during the nine months ended September 30, 2015 and 2014, respectively. Accrued compensation expense for these awards was $2,001,000 and $3,990,000 at September 30, 2015 and December 31, 2014, respectively, which was recorded in accrued employee compensation and benefits in the accompanying consolidated condensed balance sheets.
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
The following table summarizes the valuation of the Company’s foreign currency exchange contracts (see Note 12) that are measured at fair value on a recurring basis by the above pricing levels at September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2015
Foreign currency derivative instruments—asset position	$252	$—	$252	$—
Foreign currency derivative instruments—liability position	(71)	—	(71)	—
	$181	$—	$181	$—
December 31, 2014
Foreign currency derivative instruments—asset position	$40	$—	$40	$—
Foreign currency derivative instruments—liability position	(246)	—	(246)	—
	$(206)	$—	$(206)	$—
The fair value of the Company’s foreign currency exchange contracts is based on observable inputs that are corroborated by market data. Observable inputs include broker quotes, daily market foreign currency rates and forward pricing curves. Remeasurement gains and losses on foreign currency exchange contracts designated as cash flow hedges are recorded in other comprehensive income, and in other income (expense) for non-designated foreign currency exchange contracts (see Note 12) .
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at September 30, 2015 and December 31, 2014 are reasonable estimates of fair value due to the short-term nature of these balances and are therefore classified as Level 1. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible notes(1)	$27,517	$30,636	$108,574	$126,222
ABL Facility(2)	$—	$—	$15,235	$15,235
Standby letters of credit(3)	$1,117	$1,117	$1,142	$1,142

(1)
The carrying value of the convertible notes at September 30, 2015 and December 31, 2014, is net of the unamortized discount of $816,000 and $3,926,000, respectively (see Note 2). The fair value of the convertible notes was determined based on secondary quoted market prices, and as such is classified within Level 2 of the fair value hierarchy.

(2)
The carrying value of amounts outstanding under the Company's ABL Facility approximate its fair value as the amounts outstanding are due within one year or less. The fair value of this debt is categorized within Level 2 of the fair value hierarchy.

(3)
The carrying value of the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts. There were no amounts drawn from these letters of credit as of September 30, 2015 and December 31, 2014. The fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include long-lived assets, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the nine months ended September 30, 2015 and 2014, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
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
The following table summarizes the fair value of the Company's foreign currency forward contracts as well as the location of the asset and/or liability on the consolidated condensed balance sheets at September 30, 2015 and December 31, 2014 (in thousands):

	Asset Derivatives
	September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$659	Other current assets	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$252	Other current assets	$40

	Liability Derivatives
	September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$96	Accounts payable and accrued expenses	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$71	Accounts payable and accrued expenses	$246

Cash Flow Hedging Instruments
In January 2015, the Company entered into foreign currency forward contracts designated as qualifying cash flow hedges to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 months from their inception. At September 30, 2015, the notional amount of the Company's foreign currency forward contracts designated as cash flow hedge instruments was approximately $43,155,000. The Company did not enter into cash flow hedging contracts in 2014. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the hypothetical derivative method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. Any ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company would discontinue hedge accounting prospectively if (i) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 11).
As of September 30, 2015, the Company recorded a net gain of $1,999,000 in other comprehensive income (loss) related to its hedging activities. This gain will be relieved and recognized in cost of goods sold as the physical transactions being hedged occur. The Company recognized net gains of $1,018,000 and $1,130,000 in cost of goods sold for the three and nine months ended September 30, 2015, respectively, and $62,000 and $683,000 in other income (expense) for the three and nine months ended September 30, 2015, respectively, as a result of hedge ineffectiveness. In addition, in both the three and nine months ended September 30, 2015, the Company recognized net gains of $528,000 in other income (expense) related to cash flow hedges that did not meet the accounting requirements during the nine months ended September 30, 2015 due to ineffectiveness. Based on the current valuation, the Company expects to reclassify net gains of $869,000 from accumulated other comprehensive income (loss) into net earnings during the next 12 months.
The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the three and nine months ended September 30, 2015 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2015	2014	2015	2014
Foreign currency forward contracts	$(156)	$—	$1,999	$—

	Gain Reclassified from Other Comprehensive Income (Loss) into Earnings (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2015	2014	2015	2014
Foreign currency forward contracts	$1,018	$—	$1,130	$—

	Gain Recognized in Other Income (Expense) (Ineffective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2015	2014	2015	2014
Foreign currency forward contracts	$590	$—	$1,211	$—

The following table details the amounts reclassified from accumulated other comprehensive loss to cost of goods sold, as well as changes in foreign currency translation for the three and nine months ended September 30, 2015. Amounts shown do not include any tax effect due to the valuation allowance on the Company's deferred taxes in the United States (Note 8). Amounts are in thousands.

Beginning balance, December 31, 2014	$(796)
Change in fair value of derivative instruments	2,059
Amounts reclassified from accumulated other comprehensive loss to other income (expense) due to hedge instrument ineffectiveness	(203)
Foreign currency translation adjustments	(6,978)
Ending balance, March 31, 2015	$(5,918)
Change in fair value of derivative instruments	717
Amounts reclassified from accumulated other comprehensive loss to cost of goods sold	(112)
Amounts reclassified from accumulated other comprehensive loss to other income (expense) due to hedge instrument ineffectiveness	(418)
Foreign currency translation adjustments	2,693
Ending balance, June 30, 2015	$(3,038)
Change in fair value of derivative instruments	(94)
Amounts reclassified from accumulated other comprehensive loss to cost of goods sold	(1,018)
Amounts reclassified from accumulated other comprehensive loss to other income (expense) due to hedge instrument ineffectiveness	(62)
Foreign currency translation adjustments	(5,861)
Ending balance, September 30, 2015	$(10,073)
Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualified hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At September 30, 2015 and December 31, 2014, the notional amounts of the Company’s foreign currency forward contracts not designated as hedging instruments used to help mitigate the exposures discussed above were approximately $63,583,000 and $62,866,000, respectively. The increase in foreign currency forward contracts reflects the general timing of when the Company enters into these contracts. The Company estimates the fair value of these foreign currency forward contracts based on pricing models using current market rates, and the Company records these contracts on the balance sheet at fair value with changes in fair value recorded in earnings in other income (expense). These contracts are classified under Level 2 of the fair value hierarchy (see Note 11).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Location of Net Gain Recognized in Income on Derivative Instruments	Amount of Net Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Foreign currency forward contracts	Other income (expense), net	$637	$8,766	$978	$7,238
In addition, for the three and nine months ended September 30, 2015, the Company recognized net foreign currency losses related to transactions with its foreign subsidiaries of $527,000 and $1,254,000, respectively. For the three and nine months ended September 30, 2014, the Company recognized net foreign currency losses of $5,030,000 and $2,662,000, respectively, related to transactions with the Company's foreign subsidiaries.

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
The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014(1)
Net sales:
Golf Clubs	$146,522	$143,353	$577,294	$635,821
Golf Balls	29,258	25,219	113,169	116,518
	$175,780	$168,572	$690,463	$752,339
Income (loss) before income taxes:
Golf Clubs	$6,564	$3,760	$69,555	$77,922
Golf Balls	3,511	543	17,559	17,350
Reconciling items(1)	(12,145)	(5,133)	(37,092)	(34,074)
	$(2,070)	$(830)	$50,022	$61,198
Additions to long-lived assets:
Golf Clubs	$3,087	$2,169	$7,906	$7,401
Golf Balls	565	102	1,876	203
	$3,652	$2,271	$9,782	$7,604

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items during the three and nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to an increase in employee costs, partially offset by a decrease in foreign currency exchange losses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors Regarding Forward-Looking Statements” on page 2 of this report.
Discussion of non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”), the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. This non-GAAP information includes certain of the Company’s financial results on a constant currency basis. This constant currency information estimates what the Company’s financial results would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency results and translating them into U.S. Dollars based upon the foreign currency exchange rates for the applicable comparable prior period. The calculation also excludes foreign currency net gains and losses recognized in other income (expense) from translation of transactions denominated in foreign currencies and foreign currency gains and losses recognized from the Company's hedging contracts. It does not include any other effect of changes in foreign currency rates on the Company’s results or business.
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
Cost of Sales. The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. With respect to the Company's operating segments, variable costs for golf clubs represent approximately 85% to 95% of cost of sales, and for golf balls, approximately 75% to 85%. Of these variable costs, material and component costs represent approximately 85% to 95% for golf clubs and approximately 75% to 85% for golf balls. On a consolidated basis, over 85% of total cost of sales is variable in nature, and of this amount, over 85% is comprised of material and component costs. Generally, the relative significance of the components of costs of sales does not vary materially from these percentages from period to period. See "Golf Clubs and Golf Balls Segments Results for the Three Months Ended September 30, 2015 and 2014—Segment Profitability," and "Golf Clubs and Golf Balls Segments Results for the Nine Months Ended September 30, 2015 and 2014—Segment Profitability" below for further discussion of gross margins.
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
Foreign Currency. A significant portion of the Company’s business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency exchange rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency exchange contracts to mitigate the effects of changes in foreign currency exchange rates. While these foreign currency exchange contracts can mitigate the effects of changes in foreign currency exchange rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies, and (iii) the mark-to-market adjustments on the Company’s foreign currency exchange contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. The Company’s reported net sales in regions outside the United States in the first nine months of 2015 were negatively affected by the translation of foreign currency sales into U.S. dollars based on 2015 exchange rates. If exchange rates for the first nine months of 2014 were applied to 2015 reported sales in regions outside the United States, and all other factors were held constant, constant currency net sales in such regions would have been $46.7 million higher than the net sales reported in the first nine months of 2015. If the U.S. dollar continues to strengthen against the foreign currencies in which the Company conducts its business, it could significantly adversely impact the Company's future results of operations.
Executive Summary
During the third quarter and first nine months of 2015, the Company’s operational performance, market share and brand momentum continued to improve. However, the Company’s financial results were negatively impacted by changes in foreign currency rates, which negatively impacted net sales by $13.5 million and $46.7 million for the three and nine months, respectively. In addition to improved operational performance, the Company also strengthened its balance sheet through the retirement of a majority of its outstanding convertible debt.
The Company’s net sales for the first nine months of 2015 decreased 8% to $690.5 million compared to $752.3 million for the same period in 2014 primarily due to unfavorable changes in foreign currency exchange rates. On a constant currency basis, net sales for the nine months ended September 30, 2015 decreased 2% compared to the same period in the prior year. This decline was due to a planned strategic shift in product launch timing which adversely affected first quarter net sales, and softer than expected market conditions in the Company’s international markets, particularly in Asia. The Company’s net sales for the third quarter of 2015 (which was not affected by the strategic shift in launch timing) increased 4% to $175.8 million compared to $168.6 million for the same period in 2014. On a constant currency basis, net sales would have increased 12% during the third quarter of 2015 relative to the comparable period in 2014.
The Company’s gross profit as a percentage of net sales increased by 170 basis points, to 44.4% during the first nine months of 2015 and by 540 basis points to 44.1% in the third quarter of 2015, both as compared to the same periods in the prior year. These increases were primarily due to more favorable product pricing and mix of higher margin products combined with cost savings from improved manufacturing efficiencies. This was partially offset by the negative impact of changes in foreign currency exchange rates compared to the same periods in 2014. On a constant currency basis, gross margin would have increased by 490 basis points to 47.6% compared to the gross margin reported in the first nine months of 2014, and by 900 basis points to 47.7% compared to the gross margin reported in the third quarter of 2014.
Operating expenses decreased $0.9 million for the nine months ended September 30, 2015 and increased $8.9 million for the third quarter of 2015 compared to the same periods in the prior year. On a constant currency basis, operating expenses would have increased $8.3 million for the nine months ended September 30, 2015 and $12.0 million for the third quarter of 2015 compared to the same periods in the prior year. These increases are primarily due to planned investment in the Company’s marketing and tour programs as well as an increase in stock compensation expense as a result of an improvement in the Company's stock price period over period.
Other income/expense improved to other expense of $6.3 million for the first nine months of 2015 compared to other expense of $8.7 million for the first nine months of 2014. Other income/expense decreased to expense of $2.8 million for the third quarter of 2015 compared to income of $1.8 million for the third quarter of 2014. These changes in both periods were primarily due to the impact of changes in foreign currency rates on the Company’s outstanding foreign currency hedging contracts as well as non-recurring expenses related to the exchange transactions to retire the majority of the Company’s convertible debt.
For the first nine months of 2015, net income decreased by $12.5 million (22%) to $45.0 million, and diluted earnings per share decreased by $0.13 (25%) to $0.53. For the third quarter of 2015, net income/loss declined by $2.5 million to a loss of $3.6 million, and diluted earnings per share decreased by $0.03 to a loss of $0.04. The decrease for both the nine months and third quarter are the result of change in foreign currency rates. On a constant currency basis, the Company's net income for the first nine months of 2015 would have increased by $21.6 million (38%) to $79.2 million, and diluted earnings per share would have increased by $0.23 (35%) to $0.89 compared to the same period in 2014. For the third quarter of 2015, on a constant currency basis, net income would have increased to $5.5 million compared to a loss of $1.1 million in 2014, and diluted earnings per share would have increased to $0.07 compared to a loss of $0.01 in the same period in 2014.
During the third quarter of 2015, the Company exchanged $85.0 million of its convertible notes for 11.3 million shares of common stock. In connection with the exchange, the Company accelerated the amortization of transaction fees, which resulted in charges of $1.9 million in the third quarter of 2015. In October 2015, the Company issued a notice of redemption for the remaining $27.5 million of convertible notes outstanding. The retirement of the total balance of the Company's debt will provide an incremental $5.0 million of cash flow per year and strengthen the Company’s balance sheet through the elimination of all long term debt.
Three-Month Periods Ended September 30, 2015 and 2014
Net sales for the third quarter of 2015 increased by $7.2 million to $175.8 million compared to $168.6 million in the third quarter of 2014. On a constant currency basis, net sales would have increased by $20.7 million (12%) to $189.3 million in the third quarter of 2015 compared to the same period in the prior year. This increase was driven by the success of the Company's new Great Big Bertha woods and Mac Daddy 3 wedges launched during the third quarter of 2015 as well as the continued success of the current year XR irons and Chrome Soft golf balls, each launched in the first quarter of 2015, compared to the products launched in 2014.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended September 30,		Growth		Constant Currency Growth vs. 2014
	2015	2014	Dollars	Percent	Percent
Net sales:
Golf clubs	$146.5	$143.4	$3.1	2%	10%
Golf balls	29.3	25.2	4.1	16%	24%
	$175.8	$168.6	$7.2	4%	12%
For further discussion of each operating segment’s results, see "Golf Clubs and Golf Balls Segments Results for the Three Months Ended September 30, 2015 and 2014" below.

Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)		Constant Currency Growth/(Decline) vs. 2014
	2015	2014	Dollars	Percent	Percent
Net sales:
United States	$87.0	$74.5	$12.5	17%	17%
Europe	26.6	24.5	2.1	9%	24%
Japan	33.7	35.1	(1.4)	(4)%	11%
Rest of Asia	16.8	21.8	(5.0)	(23)%	(15)%
Other countries	11.7	12.7	(1.0)	(8)%	12%
	$175.8	$168.6	$7.2	4%	12%
Net sales in the United States increased $12.5 million (17%) to $87.0 million during the third quarter of 2015 compared to the third quarter of 2014. The Company’s sales in regions outside of the United States decreased $5.3 million (6%) to $88.8 million for the third quarter of 2015 compared to $94.1 million in the same quarter of 2014. The decrease in net sales in all regions outside the United States and Europe primarily resulted from the negative impact of changes in foreign currency rates combined with softer than anticipated market conditions in the Company's international markets, particularly in Asia. On a constant currency basis, net sales in regions outside the United States would have increased by $8.2 million (9%) relative to the comparable net sales reported in the third quarter of 2014.
Gross profit increased $12.3 million (19%) to $77.6 million for the third quarter of 2015 compared to $65.3 million in the third quarter of 2014. Gross profit as a percentage of net sales (“gross margin”) increased by 540 basis points to 44.1% in the third quarter of 2015 compared to 38.7% in the third quarter of 2014. The increase in gross margin was primarily due to (i) a favorable shift in product mix within the irons, drivers and golf balls categories due to sales of higher margin products in the third quarter of 2015 compared to the third quarter of 2014; (ii) an increase in average selling prices primarily within the woods, irons and golf balls categories; and (iii) improved operational efficiencies. These increases were partially offset by unfavorable changes in foreign currency exchange rates period over period. On a constant currency basis, gross profit would have increased by 900 basis points to 47.7% compared to the gross profit of 38.7% reported in the third quarter of 2014. See "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Golf Clubs and Golf Balls Segments Results for the Three Months Ended September 30, 2015 and 2014—Segment Profitability" below for further discussion of gross margin.
Selling expenses increased by $5.5 million to $52.4 million (29.8% of net sales) in the third quarter of 2015 compared to $46.9 million (27.8% of net sales) in the third quarter of 2014. This increase was primarily due to a $4.7 million increase in marketing and tour expenses as a result of a shift in timing of marketing spending period over period, and a $1.1 million increase in employee costs primarily due to increases in sales commissions and stock compensation expense, partially offset by a $0.7 million decrease in depreciation expense and the favorable impact of foreign currency exchange rates on expenses.
General and administrative expenses increased by $2.9 million to $15.8 million (9.0% of net sales) in the third quarter of 2015 compared to $12.9 million (7.7% of net sales) in the third quarter of 2014. This increase was primarily due to a $1.3 million increase in stock compensation expense as a result of an increase in the Company's stock price period over period, and a $1.2 million increase in accrued employee incentive compensation expense, partially offset by the favorable impact of foreign currency exchange rates on expenses.
Research and development expenses increased by $0.6 million to $8.7 million (4.9% of net sales) in the third quarter of 2015 compared to $8.1 million (4.8% of net sales) in the third quarter of 2014. This increase was primarily due to a $0.3 million increase in employee costs, partially offset by the favorable impact of foreign currency exchange rates on expenses.
Interest expense increased by $1.4 million to $3.5 million during the third quarter of 2015 compared to $2.1 million in the third quarter of 2014 as a result of the recognition of $1.6 million in debt issuance costs in connection with the exchange of a majority of the Company's convertible notes into shares of common stock during the third quarter of 2015 (see Note 2 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q). This increase was partially offset by a decrease in interest expense due to lower average outstanding borrowings period over period.

Other income/expense, net decreased to other income of $0.7 million in the third quarter of 2015 compared to other income of $3.8 million in the third quarter of 2014. This decrease was primarily due to a $3.0 million decrease in net foreign currency gains in the third quarter of 2015 compared to the third quarter of 2014.
The Company’s provision for income taxes increased to $1.5 million in the third quarter of 2015, compared to $0.3 million in the third quarter of 2014 primarily due to the release of unrecognized tax benefits due to the lapse of statutes of limitation in the third quarter of 2014. Due to the effects of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s income tax provision for the third quarter of 2015 and 2014 is correlated to the pre-tax income of the Company's foreign subsidiaries.
Net loss for the third quarter of 2015 increased $2.5 million to $3.6 million compared to $1.1 million in the third quarter of 2014. Diluted loss per share increased to $0.04 in the third quarter of 2015 compared to a diluted loss per share of $0.01 in the third quarter of 2014.
Golf Clubs and Golf Balls Segments Results for the Three Months Ended September 30, 2015 and 2014
Golf Clubs Segment
Golf club sales increased $3.1 million (2%) to $146.5 million in the third quarter of 2015 compared to the third quarter of 2014. On a constant currency basis, net sales would have increased by $14.6 million (or 10%) in the third quarter of 2015 compared to the same period in the prior year. This increase was primarily due to the success of the Mac Daddy 3 wedges and Great Big Bertha woods launched during the third quarter of 2015 as well as the current year Odyssey works putters. Net sales information by product category is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)		Constant Currency Growth/(Decline) vs. 2014
	2015	2014(1)	Dollars	Percent	Percent
Net sales:
Woods	$48.4	$51.4	$(3.0)	(6)%	1%
Irons	42.4	36.3	6.1	17%	26%
Putters	17.3	13.5	3.8	28%	40%
Accessories and other	38.4	42.2	(3.8)	(9)%	(2)%
	$146.5	$143.4	$3.1	2%	10%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type.
The $3.0 million (6%) decrease in net sales of woods to $48.4 million for the quarter ended September 30, 2015 resulted from the unfavorable impact of changes in foreign currency exchange rates in 2015 relative to 2014. On a constant currency basis, net sales of woods would have increased by 1% compared to the net sales reported in the third quarter of 2014 due to the success of the Great Big Bertha driver, launched during the third quarter of 2015.
Net sales of irons increased $6.1 million (17%) to $42.4 million for the quarter ended September 30, 2015 compared to the same period in the prior year. On a constant currency basis, net sales of irons would have increased by 26% compared to the net sales reported in the third quarter of 2014. This was due to an increase in both sales volume and average selling prices primarily due to the success of the Mac Daddy 3 wedges launched in the third quarter of 2015 combined with less promotional activity in the current year. This increase was partially offset by a decline in sales of the Company's Apex irons which are in the second year of their product life-cycle with no comparable premium irons launched during the first nine months of 2015.
Net sales of putters increased $3.8 million (28%) to $17.3 million for the quarter ended September 30, 2015 compared to the same period in the prior year. On a constant currency basis, net sales of putters would have increased by 40% compared to the net sales of putters reported in the third quarter of 2014. This increase was primarily due to the success of the current year Odyssey Works line of putters combined with less closeout activity during the third quarter of 2015 compared to the same period in the prior year.
Net sales of accessories and other decreased $3.8 million (9%) to $38.4 million for the quarter ended September 30, 2015 compared to the same period in the prior year. On a constant currency basis, net sales of accessories and other would have decreased by 2% compared to the net sales of accessories reported in the third quarter of 2014. This decrease was primarily due to a decline in sales of packaged sets and golf bags, partially offset by an increase in footwear sales.
Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth		Constant Currency Growth vs. 2014
	2015	2014	Dollars	Percent	Percent
Net sales:
Golf balls	$29.3	$25.2	$4.1	16%	24%
Net sales of golf balls increased $4.1 million (16%) increase to $29.3 million for the quarter ended September 30, 2015 compared to the same period in the prior year. On a constant currency basis, net sales of golf balls would have increased by 24% compared to the net sales of golf balls reported in the third quarter of 2014. This increase was due to an increase in sales volume and average selling prices due to the success of the Chrome Soft golf ball, launched in 2015 combined with the continued success of the Company's Super Soft line of golf balls compared to the golf ball products launched in 2014. These increases were partially offset by a decline in sales of the Company's Speed Regime and Hex Control golf balls compared to the prior year.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2015	2014	Dollars	Percent
Income (loss) before income taxes:
Golf clubs	$6.6	$3.8	$2.8	74%
Golf balls	3.5	0.5	3.0	600%
Reconciling items(1)	(12.2)	(5.1)	(7.1)	(139)%
	$(2.1)	$(0.8)	$(1.3)	163%

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items in the third quarter of 2015 compared to the third quarter of 2014 was due to an increase in corporate general and administrative expenses primarily in employee costs, in addition to an increase in interest expense and a decrease in other income, partially offset by the impact of foreign currency exchange rates on expenses.

Pre-tax income in the Company’s golf clubs operating segment increased to $6.6 million in the third quarter of 2015 from $3.8 million in the third quarter of 2014. This increase was primarily due to an increase in net sales, as discussed above and gross margin, offset by an increase in operating expenses. The increase in gross margin was primarily due to (i) a favorable shift in product mix within the irons and drivers categories due to sales of higher margin products in the third quarter of 2015 compared to the third quarter of 2014, primarily XR irons and Mac Daddy 3 wedges and the current quarter launch of Great Big Bertha woods; (ii) an increase in average selling prices primarily due to the XR line of woods and irons and Mac Daddy 3 wedges; and (iv) improved operational efficiencies. These increases were partially offset by unfavorable changes in foreign currency exchange rates period over period. The increase in operating expenses was primarily due to increases in marketing and tour expenses, primarily due to a shift in timing of marketing spending period over period, as well as an increase in employee costs primarily from increases in sales commissions and accrued employee incentive compensation expense. These increases were offset by the favorable impact of foreign currency exchange rates on expenses.
Pre-tax income in the Company’s golf balls operating segment increased to $3.5 million for the third quarter of 2015 from $0.5 million in the third quarter of 2014. This increase was primarily due to an increase in net sales as discussed above and gross margin, offset by an increase in operating expenses. The increase in gross margin was primarily due to (i) a favorable shift in product mix and an increase in average selling prices due to sales of the higher margin and higher price Chrome Soft golf balls during the third quarter of 2015, compared to higher sales of lower margin mid- and value-priced golf balls in the third quarter of

2014; and (ii) improved operational efficiencies. The increase in operating expenses was primarily due to increases in marketing and tour expenses, primarily due to a shift in timing of marketing spending period over period, partially offset by the favorable impact of foreign currency exchange rates on expenses.
Nine-Month Periods Ended September 30, 2015 and 2014
Net sales for the nine months ended September 30, 2015 decreased $61.8 million to $690.5 million compared to $752.3 million for the nine months ended September 30, 2014. This decrease was primarily due to unfavorable changes in foreign currency exchange rates, a strategic shift in product launch timing which adversely affected first quarter net sales and softer than anticipated market conditions in the Company's international markets, particularly in Asia. On a constant currency basis, net sales would have decreased by $15.2 million (2%) to $737.1 million compared to $752.3 million for the same period in the prior year.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Nine Months Ended September 30,		Decline		Constant Currency Growth/(Decline) vs. 2014
	2015	2014	Dollars	Percent	Percent
Net sales:
Golf clubs	$577.3	$635.8	$(58.5)	(9)%	(3)%
Golf balls	113.2	116.5	(3.3)	(3)%	2%
	$690.5	$752.3	$(61.8)	(8)%	(2)%
For further discussion of each operating segment’s results, see “Golf Clubs and Golf Balls Segments Results for the Nine Months Ended September 30, 2015 and 2014” below.
Net sales information by region is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)		Constant Currency Growth/(Decline) vs. 2014
	2015	2014	Dollars	Percent
Net sales:
United States	$377.6	$371.7	$5.9	2%	2%
Europe	103.6	115.0	(11.4)	(10)%	5%
Japan	103.3	127.6	(24.3)	(19)%	(5)%
Rest of Asia	52.3	73.9	(21.6)	(29)%	(25)%
Other countries	53.7	64.1	(10.4)	(16)%	(4)%
	$690.5	$752.3	$(61.8)	(8)%	(2)%
Net sales in the United States increased $5.9 million (2%) to $377.6 million during the nine months ended September 30, 2015 compared to $371.7 million for the nine months ended September 30, 2014. The Company’s sales in regions outside of the United States decreased $67.7 million (18%) to $312.9 million for the nine months ended September 30, 2015 compared to $380.6 million for the nine months ended September 30, 2014. The 8% decrease in net sales in all regions primarily resulted from the shift in product launch timing mentioned above combined with softer than expected market conditions, particularly in Asia. Net sales were also negatively impacted by changes in foreign currency rates compared to the prior year. On a constant currency basis, net sales in regions outside the United States would have decreased by $21.0 million (5%) to $359.6 million for the nine months ended September 30, 2015 compared to $380.6 million for the same period in the prior year.
Gross profit decreased $14.4 million to $306.6 million for the nine months ended September 30, 2015 compared to $321.0 million in the comparable period of 2014. However, gross margin increased by 170 basis points to 44.4% in the first nine months of 2015 compared to 42.7% in the first nine months of 2014. This increase in gross margin was primarily due to (i) a favorable shift in product mix within the irons category; (ii) an increase in average selling prices primarily within the woods category; (iii) a decrease in promotional activity; and (iv) improved operational efficiencies. On a constant currency basis, gross margin would have increased by 540 basis points compared to the gross margin reported in the first nine months of 2014. See "Results of

Operations—Overview of Business and Seasonality—Cost of Sales" above and "Golf Clubs and Golf Balls Segments Results for the Nine Months Ended September 30, 2015 and 2014—Segment Profitability" below for further discussion of gross margin.
Selling expenses decreased by $6.1 million to $178.7 million (25.9% of net sales) during the nine months ended September 30, 2015 compared to $184.8 million (24.6% of net sales) in the comparable period of 2014. This decrease was primarily due to a decrease of $3.0 million in marketing and tour expenses primarily due to a shift in timing of marketing spending period over period, a $1.7 million decrease in salaries and wages due to the impact of foreign currency on expenses, partially offset by a $1.3 million increase in sales commissions and a $1.4 million decrease in depreciation expense.
General and administrative expenses increased by $3.9 million to $47.4 million (6.9% of net sales) during the nine months ended September 30, 2015 compared to $43.5 million (5.8% of net sales) in the comparable period of 2014. This increase was primarily due to a $4.7 million increase in stock compensation expense due to fluctuations in the Company's stock price period over period and a $1.4 million increase in professional fees, partially offset by a $1.2 million decrease in legal expenses and a $1.0 million decrease in bad debt expense as a result of a bad debt recovery recognized in the first quarter of 2015, combined with the favorable impact of changes in foreign currency exchange rates on expenses.
Research and development expenses increased by $1.3 million to $24.2 million (3.5% of net sales) during the nine months ended September 30, 2015 compared to $22.9 million (3.0% of net sales) in the comparable period of 2014 primarily due to an increase in employee costs, partially offset by the favorable impact of changes in foreign currency exchange rates on expenses.
Interest expense decreased by $0.2 million to $7.9 million during the nine months ended September 30, 2015 compared to $7.7 million in the comparable period of 2014 due to a decrease in interest expense from lower average outstanding borrowings period over period. This decrease was partially offset by the recognition of $1.6 million in debt issuance costs in connection with the exchange of a majority of the Company's convertible notes into shares of common stock during the third quarter of 2015 (see Note 2 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q).
Other income/expense, net increased to other income of $1.2 million during the nine months ended September 30, 2015 compared to other expense of $1.4 million in the comparable period of 2014. This increase was primarily due to a $2.4 million increase net foreign currency gains in the first nine months of 2015 compared to the same period in 2014.
The Company’s provision for income taxes increased to $5.0 million for the nine months ended September 30, 2015, compared to $3.7 million in the comparable period of 2014. This $1.3 million increase resulted primarily from the release of certain unrecognized tax benefits in 2014 resulting from the lapse of certain statutes of limitation. Due to the effects of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s income tax provision for 2015 and 2014 is correlated to the pre-tax income of the Company's foreign subsidiaries.
Net income for the nine months ended September 30, 2015 decreased by $12.5 million to $45.0 million compared to $57.5 million in the comparable period of 2014. Diluted earnings per share decreased to $0.53 in the first nine months of 2015 compared to $0.66 in the same period in 2014.
Golf Clubs and Golf Balls Segments Results for the Nine Months Ended September 30, 2015 and 2014
Golf Clubs Segment
Golf club sales declined $58.5 million in the first nine months of 2015 compared to the same period in 2014. This decline was primarily due to unfavorable changes in foreign currency exchange rates, a strategic shift in product launch timing, which adversely affected first quarter sales, and softer than expected market conditions in the Company's international markets, particularly in Asia. On a constant currency basis, net sales would have been higher by $46.7 million (or 7%) compared to the net sales reported during the first nine months of 2014.

Net sales information by product category is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)		Constant Currency Growth/(Decline) vs. 2014
	2015	2014(1)	Dollars	Percent	Percent
Net sales:
Woods	$187.3	$232.9	$(45.6)	(20)%	(14)%
Irons	163.3	161.8	1.5	1%	8%
Putters	72.6	72.1	0.5	1%	8%
Accessories and other	154.1	169.0	(14.9)	(9)%	(2)%
	$577.3	$635.8	$(58.5)	(9)%	(3)%

(1) The prior year amounts have been reclassified to reflect the Company's current year allocation methodology related to freight revenue and costs, certain discounts and other reserves not specific to a product type.
Net sales of woods decreased $45.6 million (20%) to $187.3 million for the nine months ended September 30, 2015 compared to the same period in the prior year. On a constant currency basis, net sales of woods would have decreased by 14% compared to the reported net sales in the first nine months of 2014. This decrease resulted from a decline in sales volume primarily due to a shift in product launch timing resulting in fewer product launches during the first nine months of 2015 compared to the same period in 2014.
Net sales of irons increased $1.5 million (1%) to $163.3 million for the nine months ended September 30, 2015 compared to the same period in the prior year. On a constant currency basis, net sales of irons would have increased by 8% compared to the net sales reported in the first nine months of 2014. This increase was primarily attributable to the success of the Company's new Mac Daddy 3 wedges and XR irons launched in 2015 combined with an increase in average selling prices. The increase in average selling prices is due to a favorable shift in irons product mix from sales of the more moderately priced X Hot N14 irons in 2014 to sales of the more premium Big Bertha and XR irons in the current year combined with less closeout and promotional activity in the current year.
Net sales of putters increased $0.5 million (1%) to $72.6 million for the nine months ended September 30, 2015 compared to the same period in the prior year. On a constant currency basis, net sales of putters would have increased by 8% compared to the net sales reported in the first nine months of 2014. This increase was primarily due to an increase in average selling prices and sales volumes due to the success of the current year Odyssey Works line of putters.
Net sales of accessories and other products decreased $14.9 million (9%) to $154.1 million for the nine months ended September 30, 2015 compared to the same period in the prior year. On a constant currency basis, net sales of accessories and other would have decreased by 2% compared to the net sales reported in the first nine months of 2014. This decline was primarily due to a decrease in sales of packaged sets, golf bags and gloves partially offset by an increase in footwear sales.
Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Decline		Constant Currency Growth vs. 2014
	2015	2014	Dollars	Percent	Percent
Net sales:
Golf balls	$113.2	$116.5	$(3.3)	(3)%	2%
Net sales of golf balls decreased $3.3 million (3%) to $113.2 million for the nine months ended September 30, 2015 compared to the same period in the prior year. Overall, on a constant currency basis, net sales of golf balls would have increased by 2% compared to the net sales reported in the first nine months of 2014. This increase was driven by an increase in average selling prices due to a favorable shift in product mix due to the success of the Chrome Soft golf ball in the current year combined with less closeout activity compared to the same period in the prior year.

Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2015	2014	Dollars	Percent
Income before income taxes:
Golf clubs	$69.5	$77.9	$(8.4)	(11)%
Golf balls	17.6	17.4	0.2	1%
Reconciling items(1)	(37.1)	(34.1)	(3.0)	(9)%
	$50.0	$61.2	$(11.2)	(18)%

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items in 2015 compared to 2014 was due to an increase in corporate general and administrative expenses primarily in employee costs partially offset by an increase in other income combined by the impact of foreign currency exchange rates on expenses.

Pre-tax income in the Company’s golf clubs operating segment decreased to $69.5 million for the nine months ended September 30, 2015 from $77.9 million for the comparable period in the prior year. This decrease was driven by a decrease in net sales as discussed above offset by an increase in gross margin and a decrease in operating expenses. The increase in gross margin was primarily due to (i) a favorable shift in product mix within the irons category due to sales of higher margin XR irons and Mac Daddy 3 wedges in 2015; (ii) an increase in average selling prices within the woods category primarily due to the XR line of drivers and hybrids as well as Big Bertha premium hybrids; (iii) a decrease in promotional activity primarily within woods, irons and putters categories; and (iv) improved operational efficiencies. These increases were partially offset by unfavorable changes in foreign currency exchange rates period over period, and an increase in club component costs due to higher cost materials and technology incorporated into certain hybrid and putter product models. The decrease in operating expenses was primarily due to a decrease in marketing and tour expenses primarily due to a shift in timing of marketing spending period over period, as well as a decrease in depreciation expense, combined with the favorable impact of changes in foreign currency exchange rates on expenses.
Pre-tax income in the Company’s golf balls operating segment increased to $17.6 million for the nine months ended September 30, 2015 from $17.4 million for the comparable period in the prior year. This increase was attributable to an increase in gross margin, offset by a decrease in net sales as discussed above and an increase in operating expenses. The increase in gross margin was primarily due to a favorable shift in product mix within the golf balls category due to sales of the higher margin Chrome Soft golf balls in 2015, compared to higher sales of lower margin mid- and value-priced golf balls in 2014, partially offset by unfavorable changes in foreign currency exchange rates period over period. The increase in operating expenses was due to an increase in marketing spending period over period, partially offset by favorable changes in foreign currency exchange rates on expenses.
Financial Condition
The Company’s cash and cash equivalents increased $4.0 million to $41.6 million at September 30, 2015 from $37.6 million at December 31, 2014. The Company used its cash generated from operating activities of $28.4 million and $38.3 million during the first nine months of 2015 and 2014, respectively to pay down the outstanding borrowings under its ABL facility in both periods and to fund $8.5 million and $8.8 million, respectively, in capital expenditures. In addition, the Company funded $4.7 million in golf related ventures in 2014. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its ABL Facility, as deemed necessary. The Company had no borrowings outstanding under its credit facilities as of September 30, 2015 and 2014 (see Note 2 "Financing Arrangements" to the Note to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-Q for further information on the ABL Facility).
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of September 30, 2015, the Company’s net accounts receivable increased $43.2 million to $153.0 million from $109.8 million as of December 31, 2014. The increase in accounts receivable reflects the general seasonality of the business and was primarily attributable to net sales of $175.8 million during the third quarter of 2015 compared to net sales of $134.6 million during the fourth quarter of 2014. The Company’s net accounts receivable as of September 30, 2015 increased by $10.0 million compared to the Company’s net accounts receivable as of September 30, 2014. This increase was primarily attributable to longer average terms combined with a decrease in the allowance for bad debt as a result of a bad debt recovery recognized in 2015.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. The Company’s inventory decreased $22.4 million to $184.8 million as of September 30, 2015 compared to $207.2 million as of December 31, 2014. This decrease in inventory reflects the general seasonality of the Company's business combined with improved inventory management. The Company’s inventory as of September 30, 2015 was flat compared to the Company's inventory as of September 30, 2014.
Liquidity and Capital Resources
The information set forth in Note 2 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q is incorporated herein by this reference.
Liquidity
The Company’s principal sources of liquidity consist of its existing cash balances, funds expected to be generated from operations and the ABL Facility. The Company experienced negative cash flows from operations in 2012 and 2013. During the second half of 2012, the Company implemented significant changes to its business, including among other things, steps designed to increase product sales as well as initiatives designed to reduce the Company’s manufacturing costs and operating expenses. As a result of these initiatives, during 2014, the Company realized increases in net sales and gross margin, and generated positive cash flows from operations. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations in 2015, and current and projected availability under the ABL Facility, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, contractual obligations and commercial commitments for at least the next 12 months.
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014). While the Company's operational and financial performance has improved significantly since 2012, no assurance can be given that the Company will be able to generate sufficient operating cash flows in the future or maintain or grow its existing cash balances. If the Company is unable to generate sufficient cash flows to fund its business due to a decline in sales or otherwise and is unable to reduce its manufacturing costs and operating expenses to offset such decline, the Company will need to increase its reliance on the ABL Facility for needed liquidity. If the ABL Facility is not then available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be significantly, adversely affected.
As of September 30, 2015, approximately 62% of the Company’s total cash is held in regions outside of the United States. If the Company were to repatriate such cash, outside of settling intercompany balances during the normal course of operations, it would need to accrue and pay incremental U.S. federal and state income taxes, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards. The Company has not, nor does it intend to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. As such, the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon.

Other Significant Cash and Contractual Obligations
The table set forth below summarizes certain significant cash obligations as of September 30, 2015 that could affect the Company’s future liquidity.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in millions)
Convertible notes(1)	$27.5	$—	$—	$27.5	$—
Interest on convertible notes(1)	4.0	1.0	2.1	0.9	—
Capital leases (2)	0.7	0.3	0.3	0.1	—
Operating leases(3)	16.8	7.5	7.6	1.5	0.2
Unconditional purchase obligations(4)	58.4	47.4	10.9	0.1	—
Uncertain tax contingencies(5)	3.4	0.5	0.7	0.5	1.7
Total	$110.8	$56.7	$21.6	$30.6	$1.9

(1)
In August 2012, the Company issued $112.5 million of convertible notes due August 15, 2019. In August 2015, the Company exchanged $85.0 million in aggregate principal amount of the convertible notes into shares of common stock, and $27.5 million in aggregate principal amount of the convertible notes remains outstanding. On October 15, 2015, the Company issued a notice of redemption for the remaining $27.5 million in aggregate principal amount of convertible notes outstanding pursuant to the terms of the indenture that governs the convertible notes (see Note 2 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q). Interest of 3.75% per year on the principal amount is payable semiannually in arrears on February 15 and August 15 of each year.

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

(5)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of September 30, 2015. Amount excludes uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion see Note 8 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2014 was not material to the Company’s financial position, results of operations or cash flows. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ended September 30, 2015 was not material to the Company’s financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time (see Note 9 “Commitments & Contingencies” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and “Legal Proceedings” in Part II, Item 1 of this Form 10-Q).
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
Beginning in January 2015, the Company entered into foreign currency forward contracts that are designated as qualifying cash flow hedging instruments to help mitigate the foreign currency exchange exposures discussed above. The Company did not use cash flow hedging instruments in 2014. At September 30, 2015, the notional amount of these contracts was approximately $43.2 million. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the hypothetical derivative method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. The ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates.
At September 30, 2015 and December 31, 2014, the notional amounts of the Company’s foreign currency forward contracts not designated as hedging instruments used to help mitigate the exposures discussed above were approximately $63.6 million and $62.9 million, respectively. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records these contracts on the balance sheet at fair value with changes in fair value recorded in earnings in other income (expense).
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2015 through its foreign currency forward contracts.
The estimated maximum one-day loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, is $12.9 million at September 30, 2015. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its ABL Facility. Outstanding borrowings under the ABL Facility accrue interest as described in Note 2 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by an increase of 10% in interest rates is $0.2 million over a rolling twelve-month period ending on September 30, 2015.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2015, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The following table summarizes the purchases by the Company during the third quarter of 2015. The Company acquired these shares to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock units awards.

	Three Months Ended September 30, 2015
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
July 1, 2015-July 31, 2015	—	$—	—	$47,072,896
August 1, 2015-August 31, 2015	—	$—	—	$47,072,896
September 1, 2015-September 30, 2015	3,000	$8.61	26,570	$47,046,326
Total	3,000	$8.61	26,570	$47,046,326
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

10.1
Indemnification Agreement, dated August 4, 2015, between the Company and Linda B. Segre, incorporated herein by reference to the Company's Current Report on Form 8-K, as filed with the Commission on August 6, 2015 (file no. 1-10962)

10.2
Fifth Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of August 25, 2015, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Callaway Golf Interactive, Inc, Callaway Golf International Sales Company, Callaway Golf European Holding Company Limited, and Bank of America, N.A. as administrative agent and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on August 25, 2015 (file no. 1-10962).

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
Date: November 4, 2015

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