Form 10-K
period 2015-12-31
CALLAWAY GOLF CO
filed 2016-03-04
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the Registrant’s common stock held by nonaffiliates of the Registrant was $697,242,803 based on the closing sales price of the Registrant’s common stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and shares held in treasury, without conceding that any of the excluded parties are “affiliates” of the Registrant for purposes of the federal securities laws.
As of January 29, 2016, the number of shares outstanding of the Registrant’s common stock, $.01 par value, was 93,767,124.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC" or “Commission”) pursuant to Regulation 14A in connection with the Registrant’s 2016 Annual Meeting of Shareholders, which is scheduled to be held on May 11, 2016. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2015.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "on track," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, market conditions, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, the reversal of the deferred tax valuation allowance in future periods, future income tax expense, the future impact of new accounting standards, the continued success of the Company's turnaround plan and the Company's recovery, Topgolf’s execution of the Topgolf Repurchase Program (or the timing or completion thereof), Callaway’s participation in the Topgolf Repurchase Program, Callaway’s estimated ownership percentage in Topgolf following the completion of the Topgolf Repurchase Program, and Callaway’s estimated gain, or the anticipated reduction in Callaway’s investment in Topgolf, following the completion of the Topgolf Repurchase Program and the expected term and timing of the Company's planned joint venture in Japan. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:

•	delays or difficulties in implementing, or the failure to complete, the Topgolf Repurchase Program on the anticipated terms;

•	certain risks and uncertainties, including changes in capital market or economic conditions;

•	delays, difficulties, changed strategies, or increased costs in implementing the Company’s turnaround plans;

•	consumer acceptance of and demand for the Company’s products;

•	future retailer purchasing activity, which can be significantly affected by adverse industry conditions and overall retail inventory levels;

•	the level of promotional activity in the marketplace;

•	future consumer discretionary purchasing activity, which can be significantly adversely affected by unfavorable economic or market conditions;

•	the ability of the Company to manage international business risks;

•	future changes in foreign currency exchange rates and the degree of effectiveness of the Company’s hedging programs;

•	adverse changes in the credit markets or continued compliance with the terms of the Company’s credit facilities;

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
For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in this report, as well as the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K subsequently filed with the Commission from time to time. Investors should not place undue reliance on these forward-looking statements, which are based on current information and speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect new information or events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex-Apex Tour-APW-Aqua Dry-Arm Lock-Backstryke-Big Bertha-Big Bertha Alpha-Big T-Black Series-Callaway-Callaway Golf- Callaway Media Productions-Callaway Supersoft-C Grind-Chev-Chev 18-Chevron Device-Chrome Soft-Comfort Tech-CXR-D.A.R.T.-Dawn Patrol-Divine-Eagle-Engage-ERC-FTiZ-FT Optiforce-Fast Tech Mantle-FT Performance-FT Tour-Fusion-Fusion RX-Gems-Gravity Core-Great Big Bertha-Heavenwood-Hex Aerodynamics-Hex Chrome-Hex Solaire-HX-Hyper Lite-Hyper Speed Face-IMIX-Innovate or Die design-Ion X-Jailbird-Kings of Distance-Legacy-Longer From Everywhere-Mack Daddy-MarXman-MD3 Milled-MetalX-Number One Putter in Golf-Odyssey-Odyssey Works-OptiFit-Opti Flex-Opti Grip-Opti Shield-Opti Therm-ORG 14-ORG 15-ProType-∙R∙-Rossie-R Moto-S2H2-Sabertooth-SoftFast-Solaire-Speed Regime-Speed Step-SR1-SR2-SR3-Steelhead-Strata-Strata Jet-Stronomic-Superhot-Tank-Tank Cruiser-Teron-Tech Series-TiHot-Tour Authentic -Trade In! Trade Up!-Trionomer Cover-Tru Bore-udesign-Uptown-Versa-Warbird-Weather Series-Wedgeducation-W Grind-White Hot-White Hot Tour-White Hot Pro-White Hot Pro Havok-White Ice-World's Friendliest-X-12-X-14-X-16-X-18-X-20- X-22-X-24-X Act-X Hot-X Hot Pro-X² Hot-XR 16-XR design-X Series-XSPANN-Xtra Traction Technology-XTT-Xtra Width Technology-2-Ball-3 Deep.

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
The Company designs, manufactures and sells high quality golf clubs, golf balls, golf bags and other golf-related accessories. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company’s golf products are designed for golfers of all skill levels, both amateur and professional, and are generally designed to conform to the Rules of Golf as published by the United States Golf Association ("USGA") and the ruling authority known as The R&A. The Company has two reportable operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists of Callaway Golf woods, hybrids, irons and wedges and Odyssey putters. This segment also includes other golf-related accessories, royalties from licensing of the Company’s trademarks and service marks and sales of pre-owned golf clubs. The golf balls segment consists of Callaway Golf and Strata balls that are designed, manufactured and sold by the Company.
The Company generally sells its products to retailers, directly and through its wholly-owned subsidiaries, and to third-party distributors. The Company sells pre-owned golf products through its website, www.callawaygolfpreowned.com. In addition, the Company sells Callaway Golf and Odyssey products direct to consumers through its websites www.callawaygolf.com and www.odysseygolf.com. The Company also licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on golf related accessories, including golf apparel and footwear, golf gloves, prescription eyewear and practice aids. The Company’s products are sold in the United States and in over 100 countries around the world.
Financial Information about Segments and Geographic Areas
Information regarding the Company’s segments and geographic areas in which the Company operates is contained in Note 18 in the Notes to the Company’s Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013, and is included as part of Item 8—“Financial Statements and Supplementary Data.”
Products
The Company designs, manufactures and sells high quality golf clubs, golf balls, golf bags and other golf-related accessories. The following table sets forth the contribution to net sales attributable to the Company's principal product groups for the periods indicated:

	Years Ended December 31,
	2015		2014		2013
	(Dollars in millions)
Woods	$222.2	27%	$269.5	31%	$249.8	30%
Irons	205.5	24%	200.2	23%	178.8	21%
Putters	86.3	10%	81.1	9%	87.8	10%
Golf balls	143.1	17%	137.0	15%	131.1	16%
Accessories and other	186.7	22%	199.1	22%	195.3	23%
Net sales	$843.8	100%	$886.9	100%	$842.8	100%
The changes in foreign currency rates from 2013 through 2015 have had a significant negative impact on the Company's net sales. For a more detailed discussion regarding the changes in net sales for each product group from 2015 to 2014 and from 2014 to 2013, see below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” contained in Item 7.
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
Accessories and Other. This product category includes sales of packaged sets, golf bags, golf gloves, golf footwear, golf apparel, travel gear, headwear, towels, umbrellas, eyewear and other accessories, as well as sales of pre-owned products through the Company's website, www.callawaygolfpreowned.com. Additionally, this product category includes royalties from licensing of the Company’s trademarks and service marks on products including golf apparel and footwear, golf gloves, prescription eyewear and practice aids.
Product Design and Development
Product design at the Company is a result of the integrated efforts of its brand management, research and development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company designs its products to be technologically advanced and has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional and believes it has created a work environment in which new ideas are valued and explored. In 2015, 2014 and 2013, the Company invested $33.2 million, $31.3 million and $30.9 million, respectively, in research and development. The Company intends to continue to invest substantial amounts in its research and development activities in connection with its development of new products.
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
Manufacturing
The Company has its primary golf club assembly facility in Monterrey, Mexico, and maintains limited golf club assembly in its facilities in Carlsbad, California. The Company's golf clubs are also assembled in China, Japan and other local markets based on regional demand for custom clubs. In addition, the Company utilizes golf club contract manufacturers in China.
In 2015, 2014 and 2013, most of the Company’s golf club production volume was made in regions outside of the United States. Overall, the golf club assembly process is fairly labor intensive and requires extensive global supply chain coordination and utilizes raw materials that are obtained from suppliers both internationally and within the United States.

The Company has a golf ball manufacturing facility in Chicopee, Massachusetts, and also utilizes golf ball contract manufacturers in China and Taiwan. In 2015, 2014 and 2013, approximately 60% of the golf ball production volume was manufactured in regions outside of the United States. The overall golf ball manufacturing process utilizes raw materials that are obtained from suppliers both internationally and within the United States and, although a significant amount of labor is used, is much more automated than the golf club assembly process.
The Company has its primary distribution center in Dallas, Texas for the distribution of goods in North America, in addition to distribution centers in Swindon, England and Melbourne, Australia, and third-party logistical operations in Tokyo, Japan, Shanghai, China, and Seoul, Korea to support the distribution needs of those markets.
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
Sales and Marketing
Sales in the United States
Of the Company’s total net sales, approximately 53% was derived from sales to customers within the United States in 2015, and approximately 48% in each of 2014 and 2013. The Company primarily sells to both on- and off-course golf retailers and sporting goods retailers who sell quality golf products and provide a level of customer service appropriate for the sale of such products. The Company also sells certain products to mass merchants. Sales of the Company’s products in the United States are made and supported by full-time regional field representatives and in-house sales and customer service representatives. Most regions in the United States are covered by both a field representative and a dedicated in-house sales representative who work together to initiate and maintain relationships with customers through frequent telephone calls and in-person visits.
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
The Company also has a separate team of club fitting specialists who focus on the Company’s custom club sales. A portion of the Company’s custom club sales are generated from the utilization of club fitting programs, such as performance centers, which utilize high-speed cameras and precision software to capture relevant swing data. All performance centers and participating on- and off-course retail stores are equipped with custom fitting systems that incorporate the use of an extensive variety of clubhead and shaft combinations in order to find a set of golf clubs that fits a golfer’s personal specifications. The Company believes that offering golfers the opportunity to increase performance with custom club specifications increases sales and promotes brand loyalty.
The Company maintains various sales programs, including a Preferred Retailer Program. The Preferred Retailer Program offers longer payment terms during the initial sell-in period, as well as potential rebates and discounts for participating retailers in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training.
Sales Outside of the United States
Of the Company’s total net sales, approximately 47% was derived from sales for distribution outside of the United States in 2015 , and approximately 52% in each of 2014 and 2013. The Company does business (either directly or through its subsidiaries and distributors) in over 100 countries around the world.
The majority of the Company’s international sales are made through its wholly-owned subsidiaries located in Japan, Europe, Korea, Canada, Australia, China and India. In addition to sales through its subsidiaries, the Company also sells through its network of distributors in over 70 foreign countries, including Singapore, Indonesia, the Philippines, South Africa, and in numerous countries in Central and South America. Prices of golf clubs and balls for sales by distributors outside of the United States generally reflect an export pricing discount to compensate international distributors for selling and distribution costs. A change in the Company’s relationship with significant distributors could negatively impact the volume of the Company’s international sales.

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

Seasonality of Company's Business
In most of the regions where the Company does business, the game of golf is played primarily on a seasonal basis. Weather conditions in most parts of the world generally restrict golf from being played year-round, with many of the Company’s on-course customers closing during the cold weather months. The Company’s business is therefore subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. The Company’s second-quarter sales are significantly affected by the amount of reorder business of the products sold during the first quarter. The Company’s third-quarter sales are generally dependent on reorder business but are generally less than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. The Company’s fourth-quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key markets. However, third-quarter sales can be affected by a mid-year launch of product, and fourth-quarter sales can be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter-to-quarter fluctuations, can be affected by many factors, including the timing of new product introductions as well as weather conditions. In general, however, because of this seasonality, a majority of the Company’s sales and most, if not all, of its profitability generally occurs during the first half of the year.
Environmental Matters
The Company’s operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and the remediation of environmental contaminants (collectively, “Environmental Laws”). In the ordinary course of its manufacturing processes, the Company uses paints, chemical solvents and other materials, and generates waste by-products that are subject to these Environmental Laws. In addition, in connection with the Company's Top-Flite asset acquisition in 2003, the Company assumed certain monitoring and remediation obligations at its manufacturing facility in Chicopee, Massachusetts. In February 2013, the Company sold this facility and leased back a reduced portion of the square footage that it believes is adequate for its ongoing golf ball manufacturing operations. As part of the terms of this sale, the Company assumed certain ongoing environmental remediation obligations.
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
The Company also has two existing programs focusing on the community: the Callaway Golf Company Foundation and the Callaway Golf Company Employee Community Giving Program. Through these programs the Company and its employees are able to give back to the community through monetary donations and by providing community services. Information on both of these programs is available on the Company’s website www.callawaygolf.com. By being active and visible in the community and by embracing the principles of environmental stewardship, the Company believes it is acting in an environmentally and socially responsible manner.
Intellectual Property
The Company is the owner of approximately 3,000 U.S. and foreign trademark registrations and over 1,300 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress and other statutory and common laws. The Company’s intellectual property rights are very important to the Company and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces its rights through litigation. Information regarding current litigation matters in connection with intellectual property is contained in Note 10 “Commitments & Contingencies—Legal Matters” in the Notes to Consolidated Financial Statements in this Form 10-K.
The Company’s patents are generally in effect for up to 20 years from the date of the filing of the patent application. The Company’s trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. For certain risks associated with intellectual property, see “Risk Factors” contained in Item 1A.
Licensing
The Company, in exchange for a royalty fee, licenses its trademarks and service marks to third parties for use on products such as golf apparel and footwear, golf gloves, prescription eyewear and practice aids. With respect to its line of golf apparel, the Company has current licensing arrangements with Perry Ellis International for a complete line of men’s and women’s apparel for distribution in certain retail channels in the United States, Canada, Latin America, Europe, Middle East and Africa, and TSI Groove & Sports for a complete line of men’s and women’s apparel for distribution in Asia and Asia Pacific countries. With respect to the footwear lines, the Company has a licensing arrangement with AMG-SF, LLC for a complete line of men’s and women’s golf footwear for distribution in certain retail channels in the United States and Canada.
In addition, the Company has also licensed its trademarks to, among others, (i) IZZO Golf for practice aids, (ii) SM Global, LLC for golf gloves sold exclusively to Costco Wholesale Corp. and (iii) Walman Optical for a line of prescription Callaway eyewear.
Employees
As of December 31, 2015 and 2014, the Company and its subsidiaries had approximately 1,700 full-time and part-time employees. The Company employs temporary manufacturing workers as needed based on labor demands that fluctuate with the Company's seasonality.
The Company’s golf ball manufacturing employees in Chicopee, Massachusetts are unionized and are covered under a collective bargaining agreement, which expires on September 30, 2017. In addition, certain of the Company’s production employees in Australia and Mexico are also unionized. The Company considers its employee relations to be good.
Executive Officers of the Registrant
Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held
Oliver G. Brewer III	52	President and Chief Executive Officer, Director
Robert K Julian	53	Senior Vice President and Chief Financial Officer
Alan Hocknell	44	Senior Vice President, Research and Development
Brian P. Lynch	54	Senior Vice President, General Counsel & Corporate Secretary
Mark F. Leposky	51	Senior Vice President, Global Operations
Alex M. Boezeman	56	President, Asia
Neil Howie	53	Managing Director, Europe, Middle East and Africa

Oliver G. Brewer III is a Director and President and Chief Executive Officer of the Company and has served in such capacity since March 2012. Since 2012 Mr. Brewer has served as a Director of Topgolf International, Inc. in which Callaway Golf has a minority ownership interest. Additionally, Mr. Brewer currently serves as Chairman of the National Golf Foundation's Board. Before joining Callaway Golf, Mr. Brewer served as the President and Chief Executive Officer of Adams Golf, Inc. beginning in January 2002. He was President and Chief Operating Officer of Adams Golf from August 2000 to January 2002 and Senior Vice President of Sales and Marketing of Adams Golf from September 1998 to August 2000. Mr. Brewer also served on the Board of Directors of Adams Golf from 2000 until his resignation effective February 2012. Mr. Brewer has an M.B.A. from Harvard University and a B.S. in Economics from the College of William and Mary.
Robert K. Julian is Senior Vice President and Chief Financial Officer of the Company and has served in such capacity since May 2015. Before joining the Company, Mr. Julian served as Chief Financial Officer and Executive Vice President of Lydall Inc. from October 2012 through April 2015. Prior to Lydall, he served as the Chief Financial Officer and Senior Vice President of Legrand North America, Inc., (LNA), a subsidiary of Legrand, S.A. from November 2004 until October 2012. Mr. Julian also served as Vice President and Controller - Worldwide Strategic Sourcing of Fisher Scientific International, Inc. (now Thermo Fisher Scientific). Previously, Mr. Julian held key financial leadership roles at Cisco Systems, Inc., Honeywell International, Inc. and Rockwell International, Inc. Mr. Julian holds an M.B.A. from the University of Michigan and earned a B.A. in Finance from Michigan State University, with honors.
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
Mark F. Leposky is Senior Vice President, Global Operations and has served in such capacity since April 2012. Mr. Leposky is responsible for all areas of the Company’s global manufacturing, program management, sourcing, logistics operations and strategy and golf accessories. Prior to joining Callaway, Mr. Leposky served from 2005-2011 as co-founder, President and Chief Executive Officer of Gathering Storm Holding Company, LLC/ TMAX Gear LLC (collectively, “TMAX”), which, as exclusive licensee, designed, developed, manufactured, and distributed accessory products for TaylorMade-Adidas Golf. When the license agreement was terminated in 2011, TMAX exited the business and TMAX entered into a general assignment for the benefit of creditors. Prior to that, Mr. Leposky served in various operations roles for Fisher Scientific International, TaylorMade-Adidas Golf, the Coca-Cola Company and the United Parcel Service Company. Mr. Leposky began his career serving as a U.S. Army and Army National Guard Infantry Officer (Rank Major). Mr. Leposky received an M.B.A. from the Keller Graduate School of Management and a B.S. in Industrial Technology from Southern Illinois University.
Alex M. Boezeman is President, Asia. Mr. Boezeman assumed responsibility for all of Asia in 2015. Prior to that, he served as President of East Asia beginning in 2011. In this role, Mr. Boezeman was responsible for the overall management functions in East Asia, including Japan, Korea and China. Prior to 2011, Mr. Boezeman held other positions managing various parts of the Company's business in Asia since he joined the Company in 1997. Mr. Boezeman has a Bachelor of Business Administration in International Business from the University of Hawaii.
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

Information with respect to the Company’s employment agreements with its Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers will be contained in the Company’s definitive Proxy Statement in connection with the 2016 Annual Meeting of Shareholders. In addition, copies of the employment agreements for all the executive officers are included as exhibits to this report.
Access to SEC Filings through Company Website
Interested readers can access the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) through the Investor Relations section of the Company’s website at www.callawaygolf.com. These reports can be accessed free of charge from the Company’s website as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to the Commission. In addition, the Company’s Corporate Governance Guidelines, Code of Conduct and the written charters of the committees of the Board of Directors are available in the Corporate Governance portion of the Investor Relations section of the Company’s website and are available in print to any shareholder who requests a copy. The information contained on the Company’s website shall not be deemed to be incorporated into this report.
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
The Company sells golf clubs, golf balls and golf accessories. These products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions and when consumers are feeling confident and prosperous. Discretionary spending is also affected by many other factors, including general business conditions, interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. Purchases of the Company’s products could decline during periods when disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. A significant or prolonged decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect consumer discretionary spending, whether in the United States or in the Company’s international markets, could result in reduced sales of the Company’s products, which in turn would have a negative impact on the Company’s results of operations, financial condition and cash flows.
A severe or prolonged economic downturn could adversely affect the Company's customers’ financial condition, their levels of business activity and their ability to pay trade obligations.
The Company primarily sells its products to golf equipment retailers directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. However, a severe or prolonged downturn in the general economy could adversely affect the retail golf equipment market which in turn, would negatively impact the liquidity and cash flows of the Company's customers, including the ability of such customers to obtain credit to finance purchases of the Company's products and to pay their trade obligations. This could result in increased delinquent or uncollectible accounts for some of the Company’s customers. A failure by the Company’s customers to pay on a timely basis a significant portion of outstanding account receivable balances would adversely impact the Company’s results of operations, financial condition and cash flows.

The Company has significant international sales and purchases, and unfavorable changes in foreign currency exchange rates could have a significant negative impact on the Company’s results of operations.
A significant portion of the Company’s purchases and sales is international, and the Company conducts transactions in various currencies worldwide. Conducting business in such currencies exposes the Company to fluctuations in foreign currency exchange rates relative to the U.S. dollar.
The Company’s financial results are reported in U.S. dollars, and as a result, transactions conducted in foreign currencies must be translated into U.S. dollars for reporting purposes based upon the applicable foreign currency exchange rates. Fluctuations in these foreign currency exchange rates therefore may positively or negatively affect the Company’s reported financial results and can significantly affect period-over-period comparisons.
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
The Company’s obligations and certain financial covenants contained under its existing credit facilities expose it to risks that could materially and adversely affect its liquidity, business, operating results, financial condition and ability to make any dividend or other payments on its capital stock.
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
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, dividends, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $23.0 million. If the Company experiences a decline in revenues or adjusted EBITDA, the Company may have difficulty paying interest and principal amounts due on its ABL Facility or other indebtedness and meeting certain of the financial covenants contained in the ABL Facility. If the Company is unable to make required payments under the ABL Facility, or if the Company fails to comply with the various covenants and other requirements of the ABL Facility or other indebtedness, the Company would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof. Any default under the ABL Facility or other indebtedness could have a significant adverse effect on the Company’s liquidity, business, operating results and financial condition and ability to make any dividend or other payments on the Company’s capital stock. See Note 3 “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the terms of the ABL Facility.
In January 2015, the Company entered into a separate asset-based loan and guarantee agreement (the "Japan ABL Facility") between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFG, Ltd and The Development Bank of Japan. The Company can borrow up to 2 billion Yen (or $16.6 million, using the exchange rate in effect as of December 31, 2015) under this facility, and the amounts outstanding are secured by certain assets, including eligible inventory. The Japan ABL Facility is subject to an effective interest rate of 1.48%, and includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of December 31, 2015, the Company was in compliance with these covenants. The Company had $15.0 million outstanding under this facility at December 31, 2015, and the maximum amount that could have been outstanding at December 31, 2015 was $16.6 million. In January 2016, the Company renewed the Japan ABL Facility for an additional two-year term, subject to an effective interest rate equal to TIBOR plus 0.25%. The agreement expires on January 22, 2018.
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the success of the Company’s multi-year turnaround, demand for the Company’s products, foreign currency exchange rates and other risks and uncertainties applicable to the Company and its business. No assurances can be given that the Company will be able to generate sufficient operating cash flows in the future or maintain or grow its existing cash balances. If the Company is unable to generate sufficient cash flows to fund its business due to a further decline in sales or otherwise and is unable to reduce its manufacturing costs and operating expenses to offset such decline, the Company will need to increase its reliance on its credit facilities for needed liquidity. If its credit facilities are not then available or sufficient and the Company is not able to secure alternative financing arrangements, the Company’s future operations would be materially, adversely affected.
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
In order for the Company to significantly grow its sales of golf clubs or golf balls, the Company must either increase its share of the market for golf clubs or golf balls, or the market for golf clubs or golf balls must grow. The Company already has a significant share of worldwide sales of golf clubs and golf balls and the golf industry is very competitive. As such, gaining incremental market share quickly or at all is difficult. Therefore, opportunities for additional market share may be limited given the challenging competitive nature of the golf industry. Despite the decline in the worldwide golf market in recent years, the Company believes that the industry is improving and interest in the game is growing. However, in the future, the overall dollar volume of worldwide sales of golf clubs or golf balls may not grow or may decline.
If the Company inaccurately forecasts demand for its products, it may manufacture either insufficient or excess quantities, which, in either case, could adversely affect its financial performance.
The Company plans its manufacturing capacity based upon the forecasted demand for its products. Forecasting the demand for the Company's products is very difficult given the manufacturing lead time and the amount of specification involved. For example, the Company must forecast well in advance not only how many drivers it will sell, but also (1) the quantity of each driver model, (2) the quantity of the different lofts in each driver model, and (3) for each driver model and loft, the number of left handed and right handed versions. The nature of the Company’s business makes it difficult to adjust quickly its manufacturing capacity if actual demand for its products exceeds or is less than forecasted demand. If actual demand for its products exceeds the forecasted demand, the Company may not be able to produce sufficient quantities of new products in time to fulfill actual demand, which could limit the Company’s sales and adversely affect its financial performance. On the other hand, if actual demand is less than the forecasted demand for its products, the Company could produce excess quantities, resulting in excess inventories and related obsolescence charges that could adversely affect the Company’s financial performance.
The Company depends on single source or a limited number of suppliers for some of its products, and the loss of any of these suppliers could harm its business.
The Company is dependent on a limited number of suppliers for its clubheads and shafts, some of which are single sourced. Furthermore, some of the Company’s products require specially developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. In addition, many of the Company’s suppliers are not well capitalized and prolonged unfavorable economic conditions could increase the risk that they will go out of business. If current suppliers are unable to deliver clubheads, shafts or other components, or if the Company is required to transition to other suppliers, the Company could experience significant production delays or disruption to its business. The Company also depends on a single or a limited number of suppliers for the materials it uses to make its golf balls. Many of these materials are customized for the Company. Any delay or interruption in such supplies could have a material adverse impact upon the Company’s golf ball business. If the Company experiences any such delays or interruptions, the Company may not be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to its business.
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
The Commission's rules requires disclosure related to sourcing of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The rules require companies to, under specified circumstances, undertake due diligence, disclose and report whether or not such minerals originated from the Democratic Republic of Congo or an adjoining country. The Company’s products may contain some of the specified minerals. As a result, the Company will incur additional expenses in connection with complying with the rules, including with respect to any due diligence that is required under the rules. In addition, the Commission's implementation of the rules could adversely affect the sourcing, supply and pricing of materials used in the Company’s products. There may only be a limited number of suppliers offering “conflict free” conflict minerals, and the Company cannot be certain that it will be able to obtain necessary “conflict free” conflict minerals from such suppliers in sufficient quantities or at competitive prices. Because the Company’s supply chain is complex, the Company may also not be able to sufficiently verify the origins of the relevant minerals used in the Company’s products through the due diligence procedures that the Company implements, which may harm the Company’s reputation.
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
On a consolidated basis, no one customer that distributes golf clubs or golf balls in the United States accounted for more than 9% of the Company’s consolidated revenues in 2015, and no one customer accounted for more than 8% of the Company's consolidated revenues in each of 2014 and 2013. The Company's top five customers accounted for no more than 26% of the

Company's consolidated revenues in 2015, 25% in 2014, and 23% in 2013. On a segment basis, the Company's top five golf club customers accounted for approximately 25% of total consolidated golf club sales in each of 2015 and 2014, and approximately 23% in 2013. The top five golf ball customers accounted for approximately 30% of total consolidated golf ball sales in each of 2015 and 2014, and 27% in 2013. A loss of one or more of these customers would have a significant adverse effect on the Company’s golf club and golf ball sales.
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
The Company’s business is subject to seasonal fluctuations. The Company’s first quarter-sales generally represent the Company’s sell-in to the golf retail channel of its golf club products for the new golf season. The Company’s second and third-quarter sales generally represent reorder business for golf clubs. Sales of golf clubs during the second and third quarters are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of products by the Company’s competitors. Retailers are sometimes reluctant to reorder the Company’s products in significant quantities when they already have excess inventory of products of the Company or its competitors. The Company’s sales of golf balls are generally associated with the level of rounds played in the areas where the Company’s products are sold. Therefore, golf ball sales tend to be greater in the second and third quarters, when the weather is good in most of the Company’s key regions and the number of rounds played are up. Golf ball sales are also stimulated by product introductions as the retail channel takes on initial supplies. Like those of golf clubs, reorders of golf balls depend on the rate of sell-through. The Company’s sales during the fourth quarter are generally significantly less than those of the other quarters because in many of the Company’s key regions fewer people are playing golf during that time of year due to cold weather. Furthermore, the Company generally announces its new product line in the fourth quarter to allow retailers to plan for the new golf season. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect upon sales of the Company’s current products or result in closeout sales at reduced prices.
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
The Company may be subject to product warranty claims that require the replacement or repair of products sold. Such warranty claims could adversely affect the Company’s results of operations and relationships with its customers.
The Company manufactures and/or distributes a variety of golf-related products and has a stated two-year warranty policy for its golf clubs. From time to time, such products may contain manufacturing defects or design flaws that are not detected prior to sale, particularly in the case of new product introductions or upon design changes to existing products. The failure to identify and correct manufacturing defects and product design issues prior to the sale of those products could result in product warranty claims that result in costs to replace or repair any such defective products. Because many of the Company’s products are sold to retailers for broad consumer distribution and/or to customers who buy in large quantities, there could be significant costs associated with such product warranty claims, including the potential for customer dissatisfaction that may adversely affect the Company’s reputation and relationships with its customers, which may result in lost or reduced sales.
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
The Company has a significant amount of U.S. federal and state deferred tax assets, which include net operating loss carryforwards, other losses and credit carryforwards. The Company’s ability to utilize the losses and credits to offset future taxable income may be limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The determination of whether an ownership change has occurred for purposes of Section 382 is complex and requires significant judgment. The extent to which the Company’s ability to utilize the losses and credits is limited as a result of such an ownership change depends on many variables, including the value of the Company’s stock at the time of the ownership change. The Company continues to monitor changes in ownership. If such a cumulative increase did occur in any three year period and the Company were limited in the amount of losses and credits it could use to offset taxable income, the Company’s results of operations and cash flows would be adversely impacted.
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
The Company’s ability to maintain its competitive position is dependent to a large degree on the efforts and skills of the senior officers of the Company. The Company’s executives are experienced and highly qualified with strong reputations in the golf industry, and the Company believes that its management team enables it to pursue the Company’s strategic goals. The success of the Company’s business is dependent upon the management and leadership skills of its senior management team and other key personnel. Competition for these individuals’ talents is intense, and the Company may not be able to attract and retain a sufficient number of qualified personnel in the future. The loss of one or more of these senior officers could have a material adverse effect upon the Company and its ability to achieve its strategic goals.
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
The Company’s competitors also seek to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for golf clubs, golf balls and other golf products. From time to time, third parties have claimed or may claim in the future that the Company’s products infringe upon their proprietary rights. The Company evaluates any such claims and, where appropriate, has obtained or sought to obtain licenses or other business arrangements. To date, there have been no significant interruptions in the Company’s business as a result of any claims of infringement. However, in the future, intellectual property claims could force the Company to alter its existing products or withdraw them from the market or could delay the introduction of new products.
Various patents have been issued to the Company’s competitors in the golf industry and these competitors may assert that the Company’s golf products infringe their patent or other proprietary rights. If the Company’s golf products are found to infringe third-party intellectual property rights, the Company may be unable to obtain a license to use such technology, and it could incur substantial costs to redesign its products, withdraw them from the market, or to defend legal actions.
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
Item 1B. Unresolved Staff Comments
None.
Item 2.    Properties
The Company and its subsidiaries conduct operations in both owned and leased properties. The Company’s principal executive offices and domestic operations are located in Carlsbad, California. The Company owns two buildings comprised of approximately 269,000 square feet of space that are utilized in its Carlsbad operations, which include the Company's corporate offices, research and development, manufacturing, warehousing and distribution for small scale operations related to pro-tour, as well as the Company’s performance center.
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
The Company owns and leases additional properties domestically and internationally, including properties in the United States, Australia, Canada, Japan, Korea, the United Kingdom, China, and India. The Company’s operations at each of these properties includes to some extent activities related to both the golf club and golf ball businesses. The Company believes that its facilities currently are adequate to meet its requirements.
Item 3.    Legal Proceedings
The information set forth in Note 10 “Commitments & Contingencies,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated herein by this reference.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its common stock is “ELY.” As of January 29, 2016, the number of holders of record of the Company’s common stock was 5,740. The following table sets forth the range of high and low per share sales prices of the Company’s common stock and per share dividends for the periods indicated.

	Year Ended December 31,
	2015			2014
Period:	High	Low	Dividend	High	Low	Dividend
First Quarter	$9.78	$7.52	$0.01	$10.25	$7.97	$0.01
Second Quarter	$10.20	$8.84	$0.01	$10.35	$7.51	$0.01
Third Quarter	$9.46	$7.97	$0.01	$9.12	$7.24	$0.01
Fourth Quarter	$10.30	$8.13	$0.01	$8.14	$6.79	$0.01
The Company intends to continue to pay quarterly dividends subject to liquidity, capital availability and quarterly determinations that cash dividends are in the best interests of its shareholders. Future dividends may be affected by, among other items, the Company’s views on potential future capital requirements, projected cash flows and needs, changes to the Company’s business model, and certain restrictions limiting dividends imposed by the ABL Facility (see Note 3 “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K).

Performance Graph
The following graph presents a comparison of the cumulative total shareholder return of the Company’s common stock since December 31, 2010 to two indices: the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 600 Smallcap Index (“S&P 600”). The S&P 500 tracks the aggregate price performance of equity securities of 500 large-cap companies that are actively traded in the United States, and is considered to be a leading indicator of U.S. equity securities. The S&P 600 is a market value-weighted index that tracks the aggregate price performance of equity securities from a broad range of small-cap stocks traded in the United States. The graph assumes an initial investment of $100 at December 31, 2010 and reinvestment of all dividends in ELY stock on the dividend payable date.

	2010	2011	2012	2013	2014	2015
Callaway Golf (NYSE: ELY)	$100.00	$68.56	$80.63	$104.62	$95.60	$116.99
S&P 500	$100.00	$100.00	$113.40	$146.97	$163.71	$162.52
S&P 600 Smallcap	$100.00	$99.84	$114.68	$160.09	$167.20	$161.58
The Callaway Golf Company cumulative total shareholder return is based upon the closing prices of Callaway Golf Company common stock on December 31, 2010, 2011, 2012, 2013, 2014 and 2015 of $8.07, $5.53, $6.50, $8.43, $7.70 and $9.42, respectively.
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

The table below summarizes the Company's share repurchases during the fourth quarter of 2015.

	Three Months Ended December 31, 2015
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
October 1, 2015—October 31, 2015	—	$—	—	$47,046,326
November 1, 2015—November 30, 2015	1,967	$9.73	1,967	$47,027,187
December 1, 2015—December 31, 2015	—	$—	—	$47,027,187
Total	1,967	$9.73	1,967	$47,027,187

During 2015, the Company repurchased approximately 217,000 shares of its common stock under the 2014 repurchase program at an average cost per share of $9.03 for a total cost of $2.0 million. The Company acquired these shares to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock units awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.
Item 6.    Selected Financial Data
The following statements of operations data and balance sheet data for the five years ended December 31, 2015 were derived from the Company’s audited consolidated financial statements. Consolidated balance sheets at December 31, 2015 and 2014 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2015 and notes thereto appear elsewhere in this report. The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information.

	Years Ended December 31,
	2015(1)	2014(1)	2013(1)(2)	2012(1)(2)(3)(4)	2011(4)(5)(6)(7)(8)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$843,794	$886,945	$842,801	$834,065	$886,528
Cost of sales	486,161	529,019	528,043	585,897	575,226
Gross profit	357,633	357,926	314,758	248,168	311,302
Selling, general and administrative expenses	297,477	295,893	294,583	334,861	358,081
Research and development expenses	33,213	31,285	30,937	29,542	34,309
Income (loss) from operations	26,943	30,748	(10,762)	(116,235)	(81,088)
Interest income	388	438	558	550	546
Interest expense	(8,733)	(9,499)	(9,123)	(5,513)	(1,618)
Other income (expense), net	1,465	(48)	6,005	3,152	(8,101)
Income (loss) before income taxes	20,063	21,639	(13,322)	(118,046)	(90,261)
Income tax provision	5,495	5,631	5,599	4,900	81,559
Net income (loss)	14,568	16,008	(18,921)	(122,946)	(171,820)
Dividends on convertible preferred stock	—	—	3,332	8,447	10,500
Net income (loss) allocable to common shareholders	$14,568	$16,008	$(22,253)	$(131,393)	$(182,320)
Income (loss) per common share:
Basic	$0.18	$0.21	$(0.31)	$(1.96)	$(2.82)
Diluted	$0.17	$0.20	$(0.31)	$(1.96)	$(2.82)
Dividends paid per common share	$0.04	$0.04	$0.04	$0.04	$0.04

	December 31,
	2015(1)(9)	2014(1)	2013(1)(2)	2012(1)(2)(3)	2011(5)(7)(8)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$49,801	$37,635	$36,793	$52,003	$43,023
Working capital	$212,851	$199,905	$195,407	$225,430	$251,545
Total assets	$631,224	$624,811	$663,863	$637,636	$727,112
Long-term liabilities	$39,643	$149,149	$153,048	$154,362	$46,514
Total Callaway Golf Company shareholders’ equity	$412,945	$291,534	$284,619	$318,990	$509,956

(1)
On August 29, 2012, the Company issued $112.5 million of 3.75% Convertible Senior Notes (the “convertible notes”) in exchange for cash and 0.6 million shares of the Company’s then-outstanding 7.50% Series B Cumulative Perpetual Convertible Preferred Stock in separate, privately negotiated exchange transactions. During the second half of 2015, the convertible notes were eliminated pursuant to certain exchange transactions and shareholder conversions, which resulted, among other things, in the issuance of approximately 15.0 million shares of common stock to the note holders (see Note 3 “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K). In connection with the elimination of the convertible notes and the issuance of the 15.0 million shares of common stock, the Company recorded $109.0 million in shareholders' equity as of December 31, 2015, net of the outstanding discount of $3.4 million. The Company recognized interest expense of $3.2 million, $5.0 million and $4.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)
The Company’s operating statements for the years ended December 31, 2013 and 2012 include pre-tax charges of $16.6 million and $54.1 million, respectively, in connection with the Company's cost-reduction initiatives that were announced in July 2012 (the "Cost Reduction Initiatives"). As a result of these initiatives, in 2012, the Company recorded related decreases in working capital and total assets from the impairment of certain intangible assets including goodwill, as well as the write-off of certain long-lived assets and inventory. See Note 17 “Restructuring Initiatives" in the Notes to Consolidated Financial Statements in this Form 10-K.

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

(5)
The Company’s provision for income taxes for the year ended December 31, 2011 includes $52.5 million of tax expense in order to establish a valuation allowance against its U.S. deferred tax assets and $21.6 million related to the recognition of certain prepaid tax expenses on intercompany profits. The reduction of deferred tax assets had a corresponding decrease in working capital and total assets, as well as an increase in long-term liabilities. See Note 9 “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.

(6)
In connection with the global operations strategy initiatives that were announced in 2010, the Company’s operating statements for the years ended December 31, 2011 include a pre-tax charge of $24.7 million related to these initiatives.

(7)
In 2011, the Company recognized a pre-tax impairment charge of $5.4 million in connection with the write-down of certain trademarks and trade names. Additionally, in 2011, the Company recognized a pre-tax impairment charge of $1.1 million in connection with the write-off of goodwill.

(8)	In March 2011, the Company completed the sale of three of its buildings located in Carlsbad, California. In connection with this sale, the Company recognized a pre-tax gain of $6.2 million.

(9)
In December 2015, the Company early adopted Accounting Standards Update No 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." This update eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet, and instead classify all deferred tax assets and liabilities as noncurrent. The adoption of this update was made on a prospective basis as of December 31, 2015, therefore working capital and long-term liabilities in 2015 are not comparable to prior periods presented.

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
Management believes the critical accounting policies discussed below affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements. For a complete discussion of all of the Company’s significant accounting policies, see Note 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Form 10-K.
Revenue Recognition
Sales are recognized, in general, as products are shipped to customers, net of an allowance for sales returns and accruals for sales programs in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” In certain cases, the Company recognizes sales when products are received by customers. The Company records a reserve for anticipated returns through a reduction of sales and cost of sales in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. In addition, from time to time, the Company offers sales programs that allow for specific returns. The Company records a reserve for anticipated returns related to these sales programs based on the terms of the sales program. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance for sales returns. However, if the actual costs of sales returns are significantly different than the recorded estimated allowance, the Company may be exposed to losses or gains that could be material. Assuming there had been a 10% increase over the recorded estimated allowance for 2015 sales returns, pre-tax income for the year ended December 31, 2015 would have decreased by approximately $0.8 million.
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
Revenues from gift cards are deferred and recognized when the cards are redeemed. In addition, the Company recognizes revenue from unredeemed gift cards when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. The Company’s gift cards have no expiration. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. The deferred revenue associated with outstanding gift cards remained flat at $1.1 million at December 31, 2015 and 2014.
Allowance for Doubtful Accounts
The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. If the actual uncollected amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly adversely affected. Assuming there had been a 10% increase in uncollectible accounts over the 2015 recorded estimated allowance for doubtful accounts, pre-tax income for the year ended December 31, 2015 would have decreased by approximately $0.6 million.
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
The calculation of the Company’s allowance for obsolete or unmarketable inventory requires management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand and pricing, regulatory (USGA and R&A) rule changes, the promotional environment and technological obsolescence. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, the Company may need to increase its inventory allowance, which could significantly adversely affect the Company’s operating results. Assuming there had been a 10% increase in obsolete or unmarketable inventory over the 2015 recorded estimated allowance for obsolete or unmarketable inventory, pre-tax income for the year ended December 31, 2015 would have decreased by approximately $1.6 million.
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
The Company uses its best judgment based on current facts and circumstances related to its business when making these estimates. However, if actual results are not consistent with the Company’s estimates and assumptions used in calculating future cash flows and asset fair values, the Company may be exposed to losses that could be material. The Company completed its annual impairment test and fair value analysis of goodwill and other indefinite-lived intangible assets as of December 31, 2015, and the estimated fair values of the Company’s reporting units in the United States, United Kingdom, Canada and Korea, as well as the estimated fair values of certain trade names and trademarks, exceeded their carrying values. As a result, no impairment was recorded as of December 31, 2015.

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
Historically, the Company’s actual warranty claims have not been materially different from management’s original estimated warranty obligation. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the warranty obligation. However, if the number of actual warranty claims or the cost of satisfying warranty claims were to significantly exceed the estimated warranty reserve, the Company may be exposed to losses that could be material. Assuming there had been a 10% increase in warranty claims over the 2015 recorded estimated allowance for warranty obligations, pre-tax income for the year ended December 31, 2015 would have decreased by approximately $0.6 million.
Income Taxes
Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to ASC Topic 740, “Income Taxes,” and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. The Company maintains a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax asset will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions. In 2011, as a result of this evaluation, the Company recorded a valuation allowance against its U.S. deferred tax assets due to losses generated in the United States. At the end of each interim and annual reporting period, as the U.S. deferred tax assets are adjusted upwards or downwards, the associated valuation allowance and income tax expense are also adjusted. If sufficient positive evidence arises in the future, such as a sustained return to profitability in the U.S. business, the valuation allowance could be reversed as appropriate, decreasing income tax expense and creating a significant one-time non-cash tax benefit in the period that such conclusion is reached. Prospectively, the Company would then report an effective U.S. income tax rate that is closer to statutory rates. The Company has concluded that with respect to non-U.S. entities, there is sufficient positive evidence to conclude that the realization of its deferred tax assets is deemed to be likely, and no significant allowances have been established.
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

Information regarding income taxes is contained in Note 9 “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.
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
Performance share units are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified goals that are measured over a designated performance period from the date of grant. These performance goals are established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 50% to 150% of the participant's target award. Performance share units are initially valued at the Company's closing stock price on the date of grant. Compensation expense for performance share units is recognized over the vesting period and is reduced by an estimate for forfeitures, and will vary based on remeasurements during the performance period. If the performance goals are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the performance goals are not achieved as of the end of the performance period. The performance units vest in full at the end of a three year period.
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
The Company records compensation expense for restricted stock awards and restricted stock units (collectively “restricted stock”) based on the estimated fair value of the award on the date of grant. The estimated fair value is determined based on the closing price of the Company’s common stock on the date of grant multiplied by the number of shares underlying the award. Compensation expense is recognized on a straight-line basis over the vesting period, reduced by an estimated forfeiture rate.
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
As part of the Company's overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company enters into foreign currency forward contracts. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency exchange rates, they do not eliminate those effects, which can be significant.

For all contracts that qualify as cash flow hedges, the Company records gains and losses either in earnings as a component of cost of goods sold or as a component of other comprehensive income or loss. Gains and losses on derivatives that are not elected for hedge accounting treatment or that do not meet hedge accounting requirements are recorded in earnings in other income (expense).
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Form 10-K, which is incorporated herein by this reference.
Discussion of non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”), the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. This non-GAAP information includes certain of the Company’s financial results on a constant currency basis. This constant currency information estimates what the Company’s financial results would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency results and translating them into U.S. Dollars based upon the foreign currency exchange rates for the applicable comparable prior period. The calculation excludes foreign currency net gains and losses recognized in other income (expense) from translation of transactions denominated in foreign currencies and foreign currency gains and losses recognized from the Company's hedging contracts. It does not include any other effect of changes in foreign currency rates on the Company’s results or business.
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
Operating Segments. The Company has two reportable operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists of Callaway Golf woods, hybrids, irons and wedges and Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists of Callaway Golf and Strata balls that are designed, manufactured and sold by the Company. As discussed in Note 18 “Segment Information” in the Notes to Consolidated Financial Statements in this Form 10-K, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.
Cost of Sales. The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. Due to the recent actions taken to improve manufacturing efficiencies, a greater percentage of the Company's manufacturing costs became variable in nature and will fluctuate with sales volumes. With respect to the Company's operating segments, variable costs for golf clubs represent approximately 85% to 95% of cost of sales, and for golf balls, approximately 75% to 85%. Of these variable costs, material and component costs represent approximately 85% to 95% for golf clubs and approximately 75% to 85% for golf balls. On a consolidated basis, over 85% of total cost of sales is variable in nature, and of this amount, over 85% is comprised of material and component costs. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Years Ended December 31, 2015 and 2014 - Segment Profitability" and "Years Ended December 31, 2014 and 2013 - Segment Profitability" below for further discussion of gross margins.
Seasonality. In most of the regions where the Company does business, the game of golf is played primarily on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of the Company’s on-course customers closing for the cold weather months. The Company’s business is therefore subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. The Company’s second-quarter sales are significantly affected by the amount of reorder business of the products sold during the first quarter. The Company’s third-quarter sales are generally dependent on reorder business but are generally less than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. The Company’s fourth-quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key markets. However, fourth-quarter sales can be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter-to-quarter fluctuations, can be affected by many factors, including the timing of new product introductions as well as weather conditions. In general, because of this seasonality, a majority of the Company’s sales and most, if not all, of its profitability occurs during the first half of the year.
Foreign Currency. A significant portion of the Company’s business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency forward contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies and (iii) the mark-to-market adjustments on the Company’s foreign currency forward contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. During 2015, the Company’s reported net sales in regions outside the United States were negatively affected by the translation of foreign currency sales into U.S. dollars based on 2015 exchange rates. If 2014 exchange rates were applied to 2015 reported sales in regions outside the United States and all other factors were held constant, net sales in such regions would have been $53.2 million higher than the net sales reported in 2015. Additionally, in general, the U.S. dollar has strengthened against the foreign currencies in which the Company conducts its business, primarily the Japanese Yen. If this trend persists or if the U.S. dollar further strengthens against these currencies, it could significantly adversely impact the Company's future results of operations.
Executive Summary
Despite significant headwinds from unfavorable foreign currency exchange rates in 2015, the Company’s operational performance, market share and brand momentum continued to improve. The success of the Company’s 2015 golf club product line contributed to the Company achieving the number one dollar market share position in the United States in total golf clubs (per Golf Datatech). In addition to improved operational performance, the Company also strengthened its balance sheet through the retirement of its outstanding convertible debt in 2015.
The Company’s net sales in 2015 decreased 5% to $843.8 million compared to $886.9 million in 2014. As mentioned above, foreign currency exchange rates had a significant adverse effect on the Company’s net sales, which negatively impacted net sales by $53.2 million in 2015. On a constant currency basis, net sales for 2015 would have increased by 1% compared to 2014. The sales growth in 2015 was tempered by a planned strategic shift in product launch timing, which adversely affected first quarter net sales, and softer than expected market conditions in the Company’s international markets, particularly in Asia.
The Company’s gross profit as a percentage of net sales increased by 200 basis points, to 42.4% in 2015 compared to 2014. On a constant currency basis, gross margin would have increased by 510 basis points to 45.5% compared to the gross margin reported in 2014. This increase was primarily due to more favorable product pricing and mix of higher margin products, fewer closeouts, a decrease in promotional activities and cost savings from improved manufacturing efficiencies. This was partially offset by the negative impact of changes in foreign currency exchange rates compared to 2014.
Operating expenses increased by $3.5 million in 2015 compared to 2014, primarily due to an increase in stock compensation expense as a result of an increase in the Company's stock price period over period. On a constant currency basis, operating expenses would have increased by $14.5 million in 2015 compared to 2014.

Other income/expense improved to other income of $1.5 million in 2015 compared to other expense of $0.1 million in 2014, primarily due to an increase in net foreign currency gains. Interest expense decreased to $8.7 million in 2015 compared to $9.5 million in 2014 due to lower average outstanding borrowings in 2015, offset by the recognition of non-recurring expenses related to the exchange transactions to retire the Company’s convertible debt in 2015.
In 2015, net income decreased by $1.4 million (9%) to $14.6 million, and diluted earnings per share decreased by $0.03 (15%) to $0.17 compared to 2014 due to the negative impact of foreign currency exchange rates. On a constant currency basis, the Company's net income in 2015 would have increased by $36.1 million (226%) to $52.1 million, and diluted earnings per share would have increased by $0.42 (210%) to $0.62 compared to 2014.
In February 2016, the Company announced an agreement in principle to form a joint venture with its long-time apparel licensee, TSI Groove & Sports Co, Ltd., (“TSI”), a premier apparel manufacturer in Japan which is expected to be finalized during the second half of 2016. The planned venture will be named Callaway Apparel K.K. and will include the design, manufacture, retail and distribution of Callaway branded apparel, footwear and headwear in Japan. Callaway will own 52% of the planned joint venture and TSI will own the remaining 48%, which will result in the consolidation of the joint venture in the Company's future results of operations. Management believes this partnership with TSI will allow the two Companies to jointly invest and grow the business going forward. The completion of the planned joint venture is subject to the negotiation of definitive agreements and closing conditions and no assurance can be provided that it will close on the terms or timing described above.
Years Ended December 31, 2015 and 2014
Net sales for the year ended December 31, 2015 decreased $43.1 million (5%) to $843.8 million compared to $886.9 million for the year ended December 31, 2014. This decrease was due to unfavorable changes in foreign currency exchange rates, a strategic shift in product launch timing which adversely affected first quarter net sales and softer than anticipated market conditions in the Company's international markets, particularly in Asia. On a constant currency basis, net sales would have increased by $10.1 million (1%) to $897.0 million compared to $886.9 million in the prior year.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Years Ended December 31,		Growth/(Decline)		Constant Currency Growth/(Decline) vs. 2014
	2015	2014	Dollars	Percent	Percent
Net sales:
Golf clubs	$700.7	$749.9	$(49.2)	(7)%	—%
Golf balls	143.1	137.0	6.1	4%	10%
	$843.8	$886.9	$(43.1)	(5)%	1%
For further discussion of each operating segment’s results, see “Golf Clubs Segment” and “Golf Balls Segment” results below.
Net sales information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth / (Decline)		Constant Currency Growth/(Decline) vs. 2014
	2015	2014	Dollars	Percent	Percent
Net sales:
United States	$446.5	$421.8	$24.7	6%	6%
Europe	125.1	134.4	(9.3)	(7)%	7%
Japan	138.0	166.1	(28.1)	(17)%	(5)%
Rest of Asia	70.3	89.6	(19.3)	(22)%	(17)%
Other foreign countries	63.9	75.0	(11.1)	(15)%	(2)%
	$843.8	$886.9	$(43.1)	(5)%	1%
Net sales in the United States increased $24.7 million (6%) to $446.5 million during 2015 compared to $421.8 million in 2014, primarily as a result of increased brand momentum and market share improvement in most product categories. The Company’s sales in regions outside of the United States decreased $67.8 million (15%) to $397.3 million in 2015 compared to $465.1 million in 2014, primarily due to unfavorable changes in foreign currency exchange rates combined with softer than expected market conditions, particularly in Asia. On a constant currency basis, net sales in regions outside the United States would have decreased by $14.6 million (3%) to $450.5 million for the year ended December 31, 2015 compared to $465.1 million in the prior year. Net sales in the U.S. and in regions outside the U.S. were both negatively impacted by the shift in product launch timing as mentioned above.
Gross profit decreased $0.3 million to $357.6 million in 2015 from $357.9 million in 2014. Gross profit as a percent of net sales ("gross margin") increased 200 basis points to 42.4% in 2015 from 40.4% in 2014. This increase in gross margin was primarily due to (i) a favorable shift in product mix within the irons, putters and golf ball categories; (ii) an increase in average selling prices, primarily within the woods category; (iii) a decrease in closeouts and promotional activity; and (iv) improved operational efficiencies. These increases were partially offset by the decrease in net sales as discussed above, unfavorable changes in foreign currency exchange rates period over period, and an increase in club component costs due to higher cost materials and technology incorporated into certain hybrid and putter product models. On a constant currency basis, gross margin would have increased by 510 basis points in 2015 compared to the gross margin reported in 2014. For a further discussion of gross margin, see "Segment Profitability" below.
Selling expenses decreased by $5.3 million to $228.9 million (27.1% of net sales) for the year ended December 31, 2015 compared to $234.2 million (26.4% of net sales) in the comparable period of 2014, primarily due to decreases of $2.2 million in salaries and wages due to fluctuations in foreign currency rates, $2.0 million in depreciation expense, $1.5 million in marketing and tour expenses and $0.7 million in consulting expenses. These decreases were partially offset by a $0.9 million increase in stock compensation expense primarily due to fluctuations in the Company's stock price.
General and administrative expenses increased by $6.9 million to $68.6 million (8.1% of net sales) for the year ended December 31, 2015 compared to $61.7 million (7.0% of net sales) in the comparable period of 2014, primarily due to a $4.1 million increase in stock compensation expense due to an increase in the Company's stock price and a $2.0 million increase in professional fees.
Research and development expenses increased by $1.9 million to $33.2 million (3.9% of net sales) for the year ended December 31, 2015 compared to $31.3 million (3.5% of net sales) in the comparable period of 2014, primarily due to an increase in employee costs as a result of higher employee incentive compensation in 2015.
Interest expense decreased by $0.8 million to $8.7 million for the year ended December 31, 2015 compared to $9.5 million in the comparable period of 2014. This decrease was primarily due to lower average outstanding borrowings in 2015, partially offset by the recognition of $2.0 million of expense from the acceleration of debt issuance costs in connection with the exchange of the Company's convertible notes into shares of common stock during the current year (see Note 3 "Financing Arrangements" to the Notes to Consolidated Financial Statements in this Form 10-K).
Other income (expense) increased by $1.6 million to income of $1.5 million for the year ended December 31, 2015 compared to expense of $0.1 million in the comparable period of 2014. The increase was primarily due to a $1.1 million increase in net foreign currency gains in 2015.
The Company’s provision for income taxes decreased slightly to $5.5 million for the year ended December 31, 2015, compared to $5.6 million in the comparable period of 2014. Due to the effects of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s income tax provision for 2015 and 2014 is primarily attributable to earnings generated by its foreign subsidiaries.
Net income for the year ended December 31, 2015 decreased to $14.6 million compared to $16.0 million in the comparable period of 2014. Diluted earnings per share decreased to $0.17 on 84.6 million diluted shares outstanding in 2015 from $0.20 on 78.4 million diluted shares outstanding in 2014.
Golf Clubs Segment
Golf club sales decreased $49.2 million (7%) to $700.7 million in 2015 compared to $749.9 million in 2014. This decline was due to unfavorable changes in foreign currency exchange rates, a strategic shift in product launch timing, which adversely affected first quarter sales, and softer than expected market conditions in the Company's international markets, particularly in Asia. On a constant currency basis, net golf club sales would have decreased by $3.3 million (0.4%) compared to the net sales reported in 2014.

Net sales information for the golf clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)		Constant Currency Growth (Decline) vs. 2014
	2015	2014	Dollars	Percent	Percent
Net sales:
Woods	$222.2	$269.5	$(47.3)	(18)%	(12)%
Irons	205.5	200.2	5.3	3%	9%
Putters	86.3	81.1	5.2	6%	14%
Accessories and other	186.7	199.1	(12.4)	(6)%	—%
	$700.7	$749.9	$(49.2)	(7)%	—%
Net sales of woods decreased $47.3 million (18%) to $222.2 million for the year ended December 31, 2015 compared to the prior year. On a constant currency basis, net sales of woods would have decreased by 12% compared to the reported net sales in 2014. This decrease resulted from a decline in sales volume primarily due to a shift in product launch timing resulting in fewer woods product launches during 2015 compared to the prior year. This was partially offset by price increases on certain current year products compared to their predecessors in 2014.
Net sales of irons increased $5.3 million (3%) to $205.5 million for the year ended December 31, 2015 compared to the prior year. On a constant currency basis, net sales of irons would have increased 9% compared to the net sales reported in 2014. This increase was primarily attributable to the success of the Company's new Mac Daddy 3 wedges and XR irons launched in 2015 combined with an increase in average selling prices. The increase in average selling prices is due to less closeout and promotional activity in the current year.
Net sales of putters increased $5.2 million (6%) to $86.3 million for the year December 31, 2015 compared to the prior year. On a constant currency basis, net sales of putters would have increased by 14% compared to the net sales reported in 2014. This increase was primarily due to an increase in average selling prices and sales volumes due to the success of the current year Odyssey Works line of putters.
Net sales of accessories and other products decreased $12.4 million (6%) to $186.7 million for the year ended December 31, 2015 compared to the prior year due to unfavorable changes in foreign currency rates. On a constant currency basis, net sales of accessories and other would have been relatively flat compared to the net sales reported in 2014.
Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth		Constant Currency Growth vs. 2014
	2015	2014	Dollars	Percent	Percent
Net sales:
Golf balls	$143.1	$137.0	$6.1	4%	10%
Net sales of golf balls increased $6.1 million (4%) to $143.1 million for the year ended December 31, 2015 compared to the prior year. On a constant currency basis, net sales of golf balls would have increased by 10% compared to the net sales reported in 2014. This increase was driven by increases in sales volume and average selling prices resulting from a favorable shift in product mix due to the success of the Chrome Soft golf ball in the current year.

Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2015	2014	Dollars	Percent
Income before income taxes:
Golf clubs	$53.0	$50.9	$2.1	4%
Golf balls	17.7	15.2	2.5	16%
Reconciling items(1)	(50.6)	(44.5)	(6.1)	14%
	$20.1	$21.6	$(1.5)	(7)%

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The $6.1 million increase in reconciling items in 2015 compared to 2014 includes increases in stock compensation expense and professional fees, partially offset by a decrease in legal expenses combined with an increase in net foreign currency gains.

Pre-tax income in the Company’s golf clubs operating segment improved to $53.0 million for 2015 from $50.9 million for 2014. This increase was driven by an increase in gross margin combined with a decrease in operating expenses, offset by a decrease in net sales as discussed above. The increase in gross margin was primarily due to (i) a favorable shift in product mix within the irons category due to sales of higher margin XR and Big Bertha irons and Mac Daddy 3 wedges in 2015; (ii) a favorable shift in product mix within the putters category due to the success of the current year launch of the Odyssey Works putter line; (iii) an increase in average selling prices within the woods category primarily due to the XR line of hybrids, which were launched at a higher average selling price compared to the X2 Hot line of hybrids launched in 2014; (iv) a decrease in closeouts and promotional activity primarily within the woods, irons and putters categories; and (v) improved operational efficiencies. These increases were partially offset by decreased sales (due to unfavorable changes in foreign currency exchange rates period over period), and an increase in club component costs due to higher cost materials and technology incorporated into certain hybrid and putter product models. The decrease in operating expenses was primarily due to a decrease in depreciation expense and marketing expenses combined with the favorable impact of changes in foreign currency exchange rates on expenses.
Pre-tax income in the Company’s golf balls operating segment improved to $17.7 million for 2015 from $15.2 million for 2014. This increase was attributable to an increase in gross margin as well as an increase in net sales as discussed above, offset by an increase in operating expenses. The increase in gross margin was primarily due to a favorable shift in product mix due to sales of the higher margin Chrome Soft golf balls in 2015, compared to higher sales of lower margin mid- and value-priced golf balls in 2014, partially offset by unfavorable changes in foreign currency exchange rates period over period. The increase in operating expenses was due to an increase in marketing spending on golf balls period over period, partially offset by favorable changes in foreign currency exchange rates on expenses.

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
The Company’s provision for income taxes was flat at $5.6 million for the year ended December 31, 2014, compared to the comparable period of 2013. Due to the effects of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s income tax provision for 2014 and 2013 is primarily attributable to earnings generated by its foreign subsidiaries.
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
Golf Clubs Segment
Net sales information for the golf clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2014	2013	Dollars	Percent
Net sales:
Woods	$269.5	$249.8	$19.7	8%
Irons	200.2	178.8	21.4	12%
Putters	81.1	87.8	(6.7)	(8)%
Accessories and other	199.1	195.3	3.8	2%
	$749.9	$711.7	$38.2	5%
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
Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2014	2013	Dollars	Percent
Net sales:
Golf balls	$137.0	$131.1	$5.9	5%
The $5.9 million (5%) increase in net sales of golf balls to $137.0 million for the year ended December 31, 2014 was primarily due to an increase in average selling prices with flat sales volume. The increase in average selling prices resulted from a favorable shift in product mix to sales of higher priced Speed Regime golf balls with no comparable premium ball launch in the prior year.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2014	2013	Dollars	Percent
Income (loss) before income taxes:
Golf clubs(1)	$50.9	$32.7	$18.2	56%
Golf balls(1)	15.2	(3.4)	18.6	N/M
Reconciling items(2)	(44.5)	(42.6)	(1.9)	4%
	$21.6	$(13.3)	$34.9	N/M

(1)
Included in the Company’s golf clubs and golf balls segments are pre-tax charges of $6.4 million and $7.0 million, respectively, for the year ended December 31, 2013, in connection with the Company's Cost Reduction Initiatives (see Note 17 “Restructuring Initiatives” in the Notes to Consolidated Financial Statements in this Form 10-K for details regarding this initiative).

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
Financial Condition
The Company’s cash and cash equivalents increased $12.2 million to $49.8 million at December 31, 2015, from $37.6 million at December 31, 2014. Cash generated from operating activities decreased by $6.3 million to $30.6 million during 2015 compared to cash generated of $36.9 million during 2014. The decrease in cash generated from operating activities was primarily due to the timing of inventory purchases in support of new product launches, in addition to the timing of cash collections. In 2015, the Company used its cash and cash equivalents as well as cash generated from operations to pay down outstanding borrowings on the ABL Facility, as well as to fund $14.4 million in capital expenditures, $3.1 million in a note receivable and $0.9 million in investments in golf-related ventures. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its credit facilities, as deemed necessary (see Note 3 "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K for further information on the ABL Facility).
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of December 31, 2015, the Company’s net accounts receivable increased $5.8 million to $115.6 million from $109.8 million as of December 31, 2014. This increase was primarily attributable to an increase in net sales in the fourth quarter of 2015 compared to the fourth quarter of 2014, combined with a decrease in the reserve for doubtful accounts.
The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s inventories increased slightly by $1.7 million to $208.9 million as of December 31, 2015 from $207.2 million as of December 31, 2014. Inventories as a percentage of the trailing 12 months net sales increased to 24.8% as of December 31, 2015 compared to 23.4% as of December 31, 2014.
Liquidity and Capital Resources
The information set forth in Note 3 “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K, is incorporated herein by this reference.
Liquidity
The Company’s principal sources of liquidity consist of its existing cash balances, funds expected to be generated from operations and its credit facilities. The Company experienced negative cash flows from operations in 2012 and 2013. During the second half of 2012, the Company implemented significant changes to its business, including among other things, steps designed to increase product sales as well as initiatives designed to reduce the Company’s manufacturing costs and operating expenses. As a result of these initiatives, the Company's net sales and gross margin have increased and in 2014 and 2015, the Company generated positive cash flows from operations. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations in 2016, and current and projected availability under its credit facilities, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, contractual obligations and commercial commitments for at least the next 12 months.
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A in this Form 10-K). While the Company's operational and financial performance has improved significantly since 2012, no assurance can be given that the Company will be able to generate sufficient operating cash flows in the future or maintain or grow its existing cash balances. If the Company is unable to generate sufficient cash flows to fund its business due to a decline in sales or otherwise and is unable to reduce its manufacturing costs and operating expenses to offset such decline, the Company will need to increase its reliance on its credit facilities for needed liquidity. If the credit facilities are not then available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be materially adversely affected.
To further enhance its liquidity position, the Company may obtain additional financing, which could consist of equity or debt financing from public and/or private credit and capital markets. In 2014, the Company filed a universal shelf registration statement with the Commission for the future sale of up to $200.0 million of debt securities, common stock, preferred stock, depositary shares, warrants, rights, stock purchase contracts, stock purchase units and units. The securities may be offered from time to time, separately or together, directly by the Company or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.
In connection with the Company's investment in Topgolf International, Inc., doing business as the Topgolf Entertainment Group (“Topgolf”), on February 22, 2016, Topgolf announced that it intends to repurchase shares from its existing shareholders. The Company has agreed to sell approximately 9.6% to 10.9% of the total shares it owns in Topgolf in connection with this repurchase program. If the intended repurchase is consummated, the Company could receive one-time cash proceeds of approximately $23.1 million to $26.1 million. For further discussion, see Note 7 "Investments" in the Notes to Consolidated Financial Statements in this Form 10-K.
As of December 31, 2015, approximately 85% of the Company’s total cash is held in regions outside of the United States. If the Company were to repatriate such cash, outside of settling intercompany balances during the normal course of operations, it would need to accrue and pay incremental U.S. federal and state income taxes, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards. The Company has not, nor does it intend to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. In 2015 and 2014, the Company ceased its business operations in Thailand and Malaysia, respectively, and accordingly, the Company no longer maintains a permanent reinvestment assertion with respect to these two entities. The Company intends to repatriate the undistributed earnings from these two entities to the United States at the time that the winding-down process has been completed. As of December 31, 2015, the Company has accrued for the estimated incremental U.S. income taxes related to reversing its permanent indefinite reinvestment assertion. However, these incremental U.S. income taxes are expected to be offset by the utilization of the Company's cumulative U.S. net operating losses incurred through December 31, 2015. Except for the Company's foreign subsidiaries in Thailand and Malaysia, the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon.
Share Repurchases
In August 2014, the Company's Board of Directors authorized a $50.0 million share repurchase program under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The repurchases will be made consistent with the terms of the Company's ABL Facility which defines the amount of stock that can be repurchased. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.
During 2015, the Company repurchased approximately 217,000 shares of its common stock under the 2014 repurchase program at an average cost per share of $9.03 for a total cost of $2.0 million. The Company acquired these shares to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2015, the total amount remaining under the repurchase authorization was $47.0 million.

Significant Obligations
The following table summarizes certain significant cash obligations as of December 31, 2015 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Japan ABL Facility	15.0	15.0	—	—	—
Capital Leases(1)	0.6	0.2	0.4	—	—
Operating leases(2)	22.2	7.6	8.9	3.8	1.9
Unconditional purchase obligations(3)	43.3	40.2	2.7	0.4	—
Uncertain tax contingencies(4)	3.5	0.4	0.5	0.4	2.2
Employee incentive compensation(5)	17.2	17.2	—	—	—
Other long-term liabilities	0.1	0.1	—	—	—
Total	$101.9	$80.7	$12.5	$4.6	$4.1

(1)
Amounts represent future minimum lease payments. Capital lease obligations are included in accounts payable and accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets.

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

(4)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated balance sheet as of December 31, 2015. Amount excludes uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion see Note 9 “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.

(5)	Amount represents accrued employee incentive compensation expense earned in 2015, and paid in February 2016.
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit in the amount of $1.0 million as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2015 was not material to the Company’s financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 10 “Commitments & Contingencies” in the Notes to Consolidated Financial Statements in this Form 10-K.
Capital Resources
The Company does not currently have any material commitments for capital expenditures.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K .
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company uses derivative financial instruments to mitigate its exposure to changes in foreign currency exchange rates. Transactions involving these financial instruments are with creditworthy banks, including the bank that is party to the Company’s ABL Facility (see Note 3 “Financing Arrangements” in the Notes to the Consolidated Financial Statements in this Form 10-K). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company is also exposed to interest rate risk from its credit facilities.
Foreign Currency Fluctuations
In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, including certain balance sheet exposures (payables and receivables denominated in foreign currencies) (see Note 16 “Derivatives and Hedging” in the Notes to Consolidated Financial Statements in this Form 10-K). In addition, the Company is exposed to gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of foreign currency forward contracts to mitigate the impact of foreign currency translation on transactions that are denominated primarily in British Pounds, Euros, Japanese Yen, Canadian Dollars, Australian Dollars and Korean Won. For most currencies, the Company is a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which the Company transacts significant amounts of business.
Foreign currency forward contracts are used only to meet the Company’s objectives of offsetting gains and losses from foreign currency exchange exposures with gains and losses from foreign currency contracts in order to reduce foreign currency volatility in earnings. The extent to which the Company’s activities to mitigate the effects of changes in foreign currency exchange rates varies is based upon many factors, including the amount of transactions being hedged. The Company generally only hedges a limited portion of its international transactions. Foreign currency rates for financial reporting purposes had a negative impact upon the Company’s consolidated reported financial results in 2015 compared to 2014 (see “Risk Factors” contained in Item 1A and “Results of Operations” contained in Item 7). The Company does not enter into foreign currency forward contracts for speculative purposes. Foreign currency forward contracts generally mature within 12 to 15 months from their inception.
Beginning in January 2015, the Company entered into foreign currency forward contracts in the form of cash flow hedges that qualify for hedge accounting under ASC Topic 815, “Derivatives and Hedging,” to help mitigate the foreign currency exchange exposures discussed above. The Company did not have instruments that qualified for hedge accounting in 2014 and 2013. At December 31, 2015, the notional amount of these contacts was approximately $55.9 million. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the hypothetical derivative method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on these hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. Any ineffective portion of the gains and losses from these hedging instruments is recognized in earnings immediately. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates.
At December 31, 2015, 2014 and 2013, the notional amounts of the Company's foreign currency forward contracts not designated as hedging instruments used to help mitigate the exposure discussed above were approximately $43.1 million, $62.9 million and $42.3 million, respectively. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records these contracts on the balance sheet at fair value with changes in fair value recorded in earnings in other income (expense).
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2015 through its foreign currency forward contracts.
The estimated maximum one-day loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $10.5 million at December 31, 2015. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities. Outstanding borrowings under the Company's credit facilities accrue interest as described in Note 3 “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.2 million over a 12 month period.
Item 8. Financial Statements and Supplementary Data
The Company’s Consolidated Financial Statements as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015, together with the report of the Company's independent registered public accounting firm, are included in this Annual Report on Form 10-K beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2015, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.
Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control—Integrated Framework (2013).

Based on that assessment, management concluded that as of December 31, 2015, the Company’s internal control over financial reporting was effective based on the COSO criteria.
Changes in Internal Control over Financial Reporting. During the fourth quarter ended December 31, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.
Item 9B. Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Callaway Golf Company
Carlsbad, California
We have audited the internal control over financial reporting of Callaway Golf Company and its subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 3, 2016, expressed an unqualified opinion on those consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 3, 2016

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Registrant” following Part I, Item 1 of this Form 10-K. The other information required by Item 10 will be included in the Company’s definitive Proxy Statement under the captions "Proposal No. 1 - Election of Directors," “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2015 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 11. Executive Compensation
The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company’s definitive Proxy Statement under the captions  “Executive Officer Compensation,” “Executive Officer Compensation - Compensation Committee Report” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2015 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 will be included in the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of fiscal year 2015 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the number of stock options and shares underlying restricted stock units and performance share units outstanding and authorized for issuance under all equity compensation plans of the Company as of December 31, 2015. See Note 13 “Share-Based Employee Compensation” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the equity plans of the Company.
Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units and Performance Share Units(3)	Weighted Average Exercise Price of Outstanding Options(4)	Number of Shares Remaining Available for Future Issuance
	(In thousands, except dollar amounts)
Equity Compensation Plans Approved by Shareholders(1)	4,881(2)	$8.55	7,767

(1)
Consists of the following plans: Callaway Golf Company Amended and Restated 2004 Incentive Plan ("2004 Incentive Plan") and 2013 Non-Employee Directors Stock Incentive Plan ("2013 Directors Plan"). The 2004 Incentive Plan permits the award of stock options, restricted stock awards, restricted stock units, performance share units and various other stock-based awards. The 2013 Directors Plan permits the award of stock options, restricted stock and restricted stock units.

(2)
Includes 99,249 shares underlying restricted stock units issuable under the 2013 Directors Plan, and 2,425,385 shares underlying stock options, 1,179,425 shares underlying restricted stock units and 1,177,308 shares underlying performance share units issuable under the 2004 Incentive Plan.

(3)	Outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan include 10,022 shares of accrued incremental stock dividend equivalent rights.

(4)	Does not include shares underlying restricted stock units and performance share units, which do not have an exercise price.

Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 will be included in the Company’s definitive Proxy Statement under the captions “Transactions with Related Persons” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2015 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information included in Item 14 will be included in the Company’s definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of fiscal year 2015 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this report:
1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K beginning on page F-1:
•Report of Independent Registered Public Accounting Firm;
•Consolidated Balance Sheets as of December 31, 2015 and 2014;
•Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013;
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013;
•Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013;
•Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013; and
•Notes to Consolidated Financial Statements.
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

Executive Compensation Contracts/Plans
10.1
Amended and Restated Officer Employment Agreement, effective as of March 24, 2014, by and between Callaway Golf and Oliver G. Brewer, III, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 28, 2014 (file no. 1-10962).

10.2
First Amendment to Amended and Restated Officer Employment Agreement, effective as of March 6, 2015, by and between Callaway Golf and Oliver G. Brewer, III, incorporated herein by this reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the Commission on March 10, 2015 (file no. 1-10962).

10.3
Officer Employment Agreement, effective as of May 1, 2012, by and between Callaway Golf Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on May 7, 2012 (file no. 1-10962).

10.4
First Amendment to Officer Employment Agreement, effective as of March 5, 2015, by and between Callaway Golf Company and Bradley J. Holiday, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 10, 2015 (file no. 1-10962).

10.5
Officer Employment Agreement, effective as of May 11, 2015, by and between Callaway Golf Company and Robert K. Julian, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on April 16, 2015 (file no. 1-10962).

10.6
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

10.9
Officer Employment Agreement, effective as of February 12, 2014, by and between Callaway Golf Company, and Alan Hocknell, Ph.D., incorporated herein by this reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Commission on February 27, 2014 (file no. 1-10962).

10.10
Director’s Service Agreement, effective as of December 1, 2002, as amended, by and between Callaway Golf Company and Neil Howie, incorporated herein by this reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the Commission on November 2, 2011 (file no. 1-10962).

10.11
Director's Service Agreement, effective as of December 1, 2002, as amended, by and between Callaway Golf Company and Neil Howie, incorporated herein by this reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.12
Amended and Restated Executive Entrustment Agreement, effective as of March 24, 2014, by and between Callaway Golf Company and Alex Boezeman, incorporated herein by this reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the Commission on April 25, 2014 (file no. 1-10962).

10.13
First Amendment to Amended and Restated Executive Entrustment Agreement, effective as of March 24, 2015, by and between Callaway Golf Company and Alex Boezeman, incorporated herein by this reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as filed with the Commission on April 29, 2015 (file no. 1-10962).

10.14
Callaway Golf Company Amended and Restated 2004 Incentive Plan (effective May 19, 2009), incorporated herein by this reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 5, 2013 (file no. 1-10962).

10.15
Callaway Golf Company 2013 Non-Employee Directors Stock Incentive Plan (effective May 15, 2013), incorporated herein by this reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 5, 2013 (file no. 1-10962).

10.16
Form of Performance Share Unit Grant, incorporated herein by this reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the Commission on April 25, 2014 (file no. 1-10962).

10.17
Form of Notice of Grant of Restricted Stock Agreement for Non-Employee Directors, incorporated herein by this reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the Commission on July 29, 2013 (file no. 1-10962).

10.18
Form of Non-Employee Director Phantom Stock Unit Grant Agreement, incorporated herein by this reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.19
Form of Notice of Grant and Agreement for Stock Appreciation Right, incorporated herein by this reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Commission on March 2, 2012 (file no. 1-10962).

10.20
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

10.23	Annual Incentive Plan Guidelines, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 28, 2012 (file no. 1-10962).

10.24
Indemnification Agreement, dated January 25, 2010, between Callaway Golf and Adebayo O. Ogunlesi incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Commission on February 26, 2010 (file no. 1-10962).

10.25
Indemnification Agreement, dated March 4, 2009, between Callaway Golf and John F. Lundgren, incorporated herein by this reference to Exhibit 10.51 to the Company's Current Report on Form 8-K, as filed with the Commission on March 10, 2009 (file no. 1-10962).

10.26
Indemnification Agreement, dated April 7, 2004, between Callaway Golf and Anthony S. Thornley, incorporated herein by this reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.27
Indemnification Agreement, dated as of April 21, 2003, between Callaway Golf and Samuel H. Armacost, incorporated herein by this reference to Exhibit 10.57 the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.28
Indemnification Agreement, dated as of April 21, 2003, between Callaway Golf and John C. Cushman, III, incorporated herein by this reference to Exhibit 10.58 the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.29
Indemnification Agreement, effective June 7, 2001, between Callaway Golf and Ronald S. Beard, incorporated herein by this reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).

10.30
Indemnification Agreement, dated July 1, 1999, between Callaway Golf and Richard L. Rosenfield, incorporated herein by this reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

10.31
Indemnification Agreement, dated August 4, 2015, between Callaway Golf Company and Linda B. Segre, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on August 6, 2015 (file no. 1-10962).

Other Contracts
10.32
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

10.33
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

10.34
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

10.35
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

10.36
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

10.37
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

10.38
Fourth Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of May 27, 2015, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Bank of America, N.A., as administrative agent and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on May 27, 2015 (file no. 1-10962).

10.39
Fifth Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of August 25, 2015, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Bank of America, N.A., as administrative agent and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on August 27, 2015 (file no. 1-10962).

10.40
Sixth Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of February 8, 2016, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Bank of America, N.A., as administrative agent and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on February 10, 2016 (file no. 1-10962).

21.1	List of Subsidiaries.†
23.1	Consent of Deloitte & Touche LLP.†
24.1	Form of Limited Power of Attorney.†
31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Robert K. Julian pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Oliver G. Brewer III and Robert K. Julian pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.1	XBRL Instance Document †
101.2	XBRL Taxonomy Extension Schema Document †
101.3	XBRL Taxonomy Extension Calculation Linkbase Document †
101.4	XBRL Taxonomy Extension Definition Linkbase Document †
101.5	XBRL Taxonomy Extension Label Linkbase Document †
101.6	XBRL Taxonomy Extension Presentation Linkbase Document †

† Included in this report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLAWAY GOLF COMPANY
By:	/S/ OLIVER G. BREWER III
Oliver G. Brewer III
President and Chief Executive Officer
Date: March 3, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of
Principal Executive Officer:

/S/ OLIVER G. BREWER III	President and Chief Executive Officer, Director	March 3, 2016
Oliver G. Brewer III

Principal Financial Officer:

/S/ ROBERT K. JULIAN	Senior Vice President and Chief Financial Officer	March 3, 2016
Robert K. Julian

Principal Accounting Officer:

/S/ JENNIFER THOMAS	Vice President and Chief Accounting Officer	March 3, 2016
Jennifer Thomas

Non-Management Directors:

*	Director	March 3, 2016
Samuel H. Armacost

*	Chairman of the Board	March 3, 2016
Ronald S. Beard

*	Director	March 3, 2016
John C. Cushman, III

*	Director	March 3, 2016
John F. Lundgren

*	Director	March 3, 2016
Adebayo O. Ogunlesi

*	Director	March 3, 2016
Richard L. Rosenfield

*	Director	March 3, 2016
Linda B. Segre

*	Director	March 3, 2016
Anthony S. Thornley

*By:	/S/ ROBERT K. JULIAN
Robert K. Julian
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Callaway Golf Company
Carlsbad, California
We have audited the accompanying consolidated balance sheets of Callaway Golf Company and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity, for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Callaway Golf Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 3, 2016

CALLAWAY GOLF COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$49,801	$37,635
Accounts receivable, net	115,607	109,848
Inventories	208,883	207,229
Deferred taxes, net	—	5,081
Income taxes receivable	487	928
Other current assets	16,709	23,312
Total current assets	391,487	384,033
Property, plant and equipment, net	55,808	58,093
Intangible assets, net	88,782	88,833
Goodwill	26,500	27,821
Deferred taxes, net	6,962	2,346
Investment in golf-related ventures (Note 7)	53,315	50,677
Other assets	8,370	13,008
Total assets	$631,224	$624,811
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$122,620	$123,251
Accrued employee compensation and benefits	33,518	37,386
Asset-based credit facility	14,969	15,235
Accrued warranty expense	5,706	5,607
Income taxes payable	1,823	2,623
Deferred taxes, net	—	26
Total current liabilities	178,636	184,128
Long-term liabilities:
Income tax liability	3,476	3,867
Deferred taxes, net	35,093	35,043
Convertible notes, net (Note 3)	—	108,574
Long-term other	1,074	1,665
Commitments & contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 0 shares issued and outstanding at both December 31, 2015 and 2014.	—	—
Common stock, $.01 par value, 240,000,000 shares authorized, 93,769,199 shares and 78,373,598 shares issued at December 31, 2015 and 2014, respectively	938	784
Additional paid-in capital	322,793	210,057
Retained earnings	101,047	89,932
Accumulated other comprehensive income (loss)	(11,813)	(796)
Less: Common stock held in treasury, at cost, 2,075 shares and 779,681 shares at December 31, 2015 and 2014, respectively	(20)	(8,443)
Total Callaway Golf Company shareholders’ equity	412,945	291,534
Total liabilities and shareholders’ equity	$631,224	$624,811
The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net sales	$843,794	$886,945	$842,801
Cost of sales	486,161	529,019	528,043
Gross profit	357,633	357,926	314,758
Selling expenses	228,910	234,231	226,496
General and administrative expenses	68,567	61,662	68,087
Research and development expenses	33,213	31,285	30,937
Total operating expenses	330,690	327,178	325,520
Income (loss) from operations	26,943	30,748	(10,762)
Interest income	388	438	558
Interest expense	(8,733)	(9,499)	(9,123)
Other income (expense), net	1,465	(48)	6,005
Income (loss) before income taxes	20,063	21,639	(13,322)
Income tax provision	5,495	5,631	5,599
Net income (loss)	14,568	16,008	(18,921)
Dividends on convertible preferred stock	—	—	3,332
Net income (loss) allocable to common shareholders	$14,568	$16,008	$(22,253)
Earnings (loss) per common share:
Basic	$0.18	$0.21	$(0.31)
Diluted	$0.17	$0.20	$(0.31)
Weighted-average common shares outstanding:
Basic	83,116	77,559	72,809
Diluted	84,611	78,385	72,809

Dividends paid per common share	$0.04	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$14,568	$16,008	$(18,921)
Other comprehensive income (loss):
Change in fair value of derivative instruments	525	—	—
Foreign currency translation adjustments	(11,542)	(12,973)	(2,593)
Comprehensive income (loss)	$3,551	$3,035	$(21,514)

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$14,568	$16,008	$(18,921)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,379	21,236	25,543
Deferred taxes	128	604	(2,309)
Share-based compensation	7,542	5,740	3,533
(Gain) loss on disposal of long-lived assets and deferred gain amortization	(1,006)	(1,331)	2,242
Discount amortization on convertible notes	531	739	702
Changes in assets and liabilities:
Accounts receivable, net	(11,591)	(23,314)	(6,690)
Inventories	(5,347)	47,334	(60,966)
Other assets	7,060	2,884	(190)
Accounts payable and accrued expenses	5,382	(30,578)	34,663
Accrued employee compensation and benefits	(3,395)	6,328	11,523
Income taxes receivable and payable	(370)	(4,125)	2,761
Accrued warranty expense	99	(799)	(1,133)
Other liabilities	(399)	(3,846)	293
Net cash provided by (used in) operating activities	30,581	36,880	(8,949)
Cash flows from investing activities:
Capital expenditures	(14,369)	(10,753)	(13,038)
Note receivable	(3,104)	—	—
Proceeds from sale of property, plant and equipment	2	458	4,148
Investment in golf-related ventures	(940)	(14,771)	(13,637)
Net cash used in investing activities	(18,411)	(25,066)	(22,527)
Cash flows from financing activities:
Exercise of stock options	6,565	2,291	1,652
Dividends paid, net	(3,391)	(3,105)	(5,599)
Acquisition of treasury stock	(1,960)	(1,006)	—
(Repayment of) proceeds from asset-based credit facilities, net	(266)	(10,425)	25,660
Credit facility amendment costs	—	(608)	—
Equity issuance costs	—	(7)	(341)
Other financing activities	—	(26)	(32)
Net cash provided by (used in) financing activities	948	(12,886)	21,340
Effect of exchange rate changes on cash and cash equivalents	(952)	1,914	(5,074)
Net increase (decrease) in cash and cash equivalents	12,166	842	(15,210)
Cash and cash equivalents at beginning of year	37,635	36,793	52,003
Cash and cash equivalents at end of year	$49,801	$37,635	$36,793
Supplemental disclosures:
Cash paid for interest and fees	$6,641	$8,124	$6,741
Cash paid for income taxes, net	$5,454	$8,098	$4,986
Noncash investing and financing activities:
Conversion of convertible notes to common stock, net of discount (Note 3)	$109,105	$—	$—
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$3,762	$86	$1,649
Accrued capital expenditures at period end	$2,255	$466	$1,467
Acquisition of treasury stock for minimum statutory withholding taxes	$—	$7	$364
Issuance of common stock in exchange for preferred stock	$—	$—	$42,278
The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Callaway Golf Shareholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-controlling Interest	Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2012	418	$4	72,264	$723	$204,510	$113,831	$14,770	(1,267)	$(14,848)	$2,718	$321,708
Preferred stock to common stock exchange	(417)	(4)	5,920	59	(55)	—	—	—	—	—	—
Redemption of preferred stock	(1)	—	—	—	(30)	—	—	—	—	—	(30)
Equity issuance costs	—	—	—	—	(341)	—	—	—	—	—	(341)
Acquisition of treasury stock	—	—	—	—	—	—	—	(56)	(364)	—	(364)
Exercise of stock options	—	—	—	—	(820)	—	—	216	2,472	—	1,652
Tax deficit from exercise of stock options and compensatory stock	—	—	—	—	(2)	—	—	—	—	—	(2)
Compensatory awards released from restriction	—	—	—	—	(1,649)	—	—	140	1,649	—	—
Share-based compensation	—	—	56	—	3,533	—	—	—	—	—	3,533
Stock dividends	—	—	75	1	566	(567)	—	—	—	—	—
Cash dividends	—	—	—	—	—	(5,599)	—	—	—	—	(5,599)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	(2,593)	—	—	—	(2,593)
Change in non-controlling interest	—	—	—	—	—	—	—	—	—	(2,718)	(2,718)
Deconsolidation of subsidiaries	—	—	—	—	—	(11,706)	—	—	—	—	(11,706)
Net loss	—	—	—	—	—	(18,921)	—	—	—	—	(18,921)
Balance, December 31, 2013	—	$—	78,315	$783	$205,712	$77,038	$12,177	(967)	$(11,091)	$—	$284,619
Equity issuance costs	—	—	—	—	(7)	—	—	—	—	—	(7)
Acquisition of treasury stock	—	—	—	—	—	—	—	(133)	(1,013)	—	(1,013)
Exercise of stock options	—	—	—	—	(1,284)	—	—	312	3,575	—	2,291
Tax deficit from exercise of stock options and compensatory stock	—	—	—	—	(26)	—	—	—	—	—	(26)
Compensatory awards released from restriction	—	—	58	1	(87)	—	—	8	86	—	—
Share-based compensation	—	—	—	—	5,740	—	—	—	—	—	5,740
Stock dividends	—	—	1	—	9	(9)	—	—	—	—	—
Cash dividends	—	—	—	—	—	(3,105)	—	—	—	—	(3,105)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	(12,973)	—	—	—	(12,973)
Net income	—	—	—	—	—	16,008	—	—	—	—	16,008
Balance, December 31, 2014	—	$—	78,374	$784	$210,057	$89,932	$(796)	(780)	$(8,443)	$—	$291,534
Convertible notes to common stock exchange	—	—	15,000	150	108,955	—	—	—	—	—	109,105
Acquisition of treasury stock	—	—	—	—	—	—	—	(217)	(1,960)	—	(1,960)
Exercise of stock options	—	—	277	3	(5)	—	—	637	6,567	—	6,565
Tax deficit from exercise of stock options	—	—	—	—	(1)	—	—	—	—	—	(1)
Compensatory awards released from restriction	—	—	110	1	(3,763)	—	—	353	3,762	—	—
Share-based compensation	—	—	—	—	7,542	—	—	—	—	—	7,542
Stock dividends	—	—	8	—	8	(62)	—	5	54	—	—
Cash dividends	—	—	—	—	—	(3,391)	—	—	—	—	(3,391)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	(11,542)	—	—	—	(11,542)
Change in fair value of derivative instruments	—	—	—	—	—	—	525	—	—	—	525
Net income	—	—	—	—	—	14,568	—	—	—	—	14,568
Balance, December 31, 2015	—	$—	93,769	$938	$322,793	$101,047	$(11,813)	(2)	$(20)	$—	$412,945
The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company
Callaway Golf Company (“Callaway Golf” or the “Company”), a Delaware corporation, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters), golf balls, golf bags and other golf-related accessories. The Company generally sells its products to golf retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants, directly and through its wholly-owned subsidiaries, and to third-party distributors in the United States and in over 100 countries around the world. The Company also sells pre-owned Callaway Golf products through its website www.callawaygolfpreowned.com and sells new Callaway Golf products through its websites www.callawaygolf.com and www.odysseygolf.com. In addition, the Company licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on golf related accessories including golf apparel and footwear, golf gloves, prescription eyewear and practice aids.
Note 2. Summary of Significant Accounting Policies
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
Recent Accounting Standards

On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued its new lease accounting guidance in Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)." Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged and lessees will no longer be provided with a source of off-balance sheet financing. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, "'Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendment requires (i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). This amendment eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." This amendment eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. For public business entities, the amendment is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company opted to early adopt this ASU and has applied this amendment to its deferred tax assets and liabilities in its consolidated balance sheet as of December 31, 2015 on a prospective basis. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In July 2015, FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments apply to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in-scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
In April 2015, the FASB has issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include: (a) software as a service; (b) platform as a service; (c) infrastructure as a service; and (d) other similar hosting arrangements. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of this amendment will have a material impact on the Company’s consolidated financial statements and disclosures.
In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments for this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company does not expect that the adoption of this amendment will have a material impact on the Company’s consolidated financial statements and disclosures.
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
In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Based on the Company's evaluation of this ASU, it will not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, "Property, Plant, and Equipment," and intangible assets within the scope of Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and disclosures.
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

The following table provides a reconciliation of the activity related to the Company’s allowance for sales returns:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Beginning balance	$8,944	$7,334	$6,383
Provision	35,746	36,980	32,127
Sales returns	(36,542)	(35,370)	(31,176)
Ending balance	$8,148	$8,944	$7,334
Revenues from gift cards are deferred and recognized when the cards are redeemed. In addition, the Company recognizes revenue from unredeemed gift cards when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. The Company’s gift cards have no expiration. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The deferred revenue associated with outstanding gift cards increased to $1,119,000 at December 31, 2015 from $1,082,000 at December 31, 2014. The amounts are recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets.
Royalty income is recorded in net sales as underlying product sales occur, subject to certain minimums, in accordance with the related licensing arrangements. The Company recognized royalty income under its various licensing agreements of $8,062,000, $8,881,000 and $9,130,000 during 2015, 2014 and 2013, respectively.
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
The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Beginning balance	$5,607	$6,406	$7,539
Provision	5,220	4,724	5,177
Claims paid/costs incurred	(5,121)	(5,523)	(6,310)
Ending balance	$5,706	$5,607	$6,406
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
Items valued using internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or Level 3 even though there may be some significant inputs that are readily observable. The Company utilizes a discounted cash flow valuation model whenever applicable to derive a fair value measurement on long-lived assets and goodwill and intangible assets. The Company uses its internal cash flow estimates discounted at an appropriate rate, quoted market prices, royalty rates when available and independent appraisals as appropriate. The Company also considers its counterparty’s and own credit risk on derivatives and other liabilities measured at their fair value.
Advertising Costs
The Company's primary advertising costs are from television and print media advertisements. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2015, 2014 and 2013 were $57,392,000, $55,502,000 and $53,707,000, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs for 2015, 2014 and 2013 were $33,213,000, $31,285,000 and $30,937,000, respectively.
Foreign Currency Translation and Transactions
A significant portion of the Company’s business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency exchange rates can have a significant effect on the Company’s financial results. Revenues and expenses that are denominated in foreign currencies are translated using the average exchange rate for the period. Assets and liabilities are translated at the rate of exchange on the balance sheet date. Gains and losses from assets and liabilities denominated in a currency other than the functional currency of the entity on which they reside are generally recognized currently in the Company's statements of operations. Gains and losses from the translation of foreign subsidiary financial statements into U.S. dollars are included in accumulated other comprehensive income or loss (see Accumulated Other Comprehensive Income policy below).
The Company recorded a net loss in foreign currency transactions of $1,611,000, $6,198,000 and $821,000 in 2015, 2014 and 2013, respectively.
Derivatives and Hedging
In order to mitigate the impact of foreign currency translation on transactions, the Company uses foreign currency forward contracts that are accounted for as non-designated and designated hedges pursuant to ASC Topic 815, “Derivatives and Hedging” ("ASC Topic 815"). ASC Topic 815 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Gains and losses from the remeasurement of qualifying cash flow hedges are recorded as a component of other comprehensive income and released into earnings as a component of cost of goods sold or net sales during the period in which the hedged transaction takes place. Gains and losses on the ineffective portion of hedges (hedges that do not meet accounting requirements due to ineffectiveness) and derivatives that are not elected for hedge accounting treatment are immediately recorded in earnings as a component of other income (expense).
Cash and Cash Equivalents
Cash equivalents are highly liquid investments purchased with original maturities of three months or less.

Trade Accounts Receivable
The Company records its trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations. The decrease in the allowance for estimated losses as of December 31, 2015 was primarily the result of a significant bad debt recovery recognized in 2015. The following table provides a reconciliation of the activity related to the Company’s allowance for doubtful accounts:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Beginning balance	$6,460	$11,655	$6,544
Provision	992	2,143	6,798
Write-off of uncollectible amounts, net of recoveries	(1,807)	(7,338)	(1,687)
Ending balance	$5,645	$6,460	$11,655
Inventories
Inventories are valued at the lower of cost or fair market value. Cost is determined using the first-in, first-out (FIFO) method. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an estimate for obsolete or unmarketable inventory. This estimate is based upon current inventory levels, sales trends and historical experience as well as management’s estimates of market conditions and forecasts of future product demand, all of which are subject to change.
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
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually or more frequently when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of goodwill and other indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. To determine fair value, the Company uses its internal discounted cash flow estimates, quoted market prices, royalty rates when available and independent appraisals when appropriate. The Company completed its annual impairment test and fair value analysis of goodwill and other indefinite-lived intangible assets as of December 31, 2015, and the estimated fair values of the Company’s reporting units in the United States, United Kingdom, Canada and Korea, as well as the estimated fair values of certain trade names and trademarks, exceeded their carrying values. As a result, no impairment was recorded as of December 31, 2015.
Intangible assets that are determined to have definite lives are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with ASC Topic 360-10-5 discussed above. See Note 6 for further discussion of the Company’s goodwill and intangible assets.
Investments
The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such classification at each balance sheet date. Investments that do not have readily determinable fair values are stated at cost. The Company monitors investments for impairment in accordance with ASC Topic 325-35-2, “Impairment” and ASC Topic 320-35-17 through 35-35, “Scope of Impairment Guidance.” See Note 7 for further discussion of the Company’s investments.
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
Performance share units are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified goals that are measured over a designated performance period from the date of grant. These performance goals are established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 50% to 150% of the participant's target award. Performance share units are initially valued at the Company's closing stock price on the date of grant. Compensation expense for performance share units is recognized over the vesting period and is reduced by an estimate for forfeitures, and will vary based on remeasurements during the performance period. If the performance goals are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the performance goals are not achieved as of the end of the performance period. The performance units vest in full at the end of a three year period.
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
Income Taxes
Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to ASC Topic 740 and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. The Company maintains a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax asset will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions. In 2011, as a result of this evaluation, the Company recorded a valuation allowance against its U.S. deferred tax assets due to losses generated in the United States. At the end of each interim and annual reporting period, as the U.S. deferred tax assets are adjusted upwards or downwards, the associated valuation allowance and income tax expense are also adjusted. If sufficient positive evidence arises in the future, such as a sustained return to profitability in the U.S. business, any existing valuation allowance could be reversed as appropriate, decreasing income tax expense and creating a significant one-time non-cash tax benefit in the period that such conclusion is reached. Prospectively, the Company would then report an effective U.S. income tax rate that is closer to statutory rates. The Company concluded that with respect to non-U.S. entities, there is sufficient positive evidence to conclude that the realization of its deferred tax assets is deemed to be likely, and no significant allowances have been established. For further information, see Note 9 “Income Taxes.”
Pursuant to ASC Topic 740-25-6, the Company is required to accrue for the estimated additional amount of taxes for uncertain tax positions if it is deemed to be more likely than not that the Company would be required to pay such additional taxes.
The Company is required to file federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company accrues an amount for its estimate of additional tax liability, including interest and penalties in income tax expense, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available. Historically, additional taxes paid as a result of the resolution of the Company’s uncertain tax positions have not been materially different from the Company’s expectations. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For further information, see Note 9 “Income Taxes.”
Other Income (Expense), Net
Other income (expense), net primarily includes gains and losses on foreign currency forward contracts and foreign currency transactions. The components of other income (expense), net are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Foreign currency forward contract gains, net	$2,877	$6,356	$6,764
Foreign currency transaction losses, net	(1,611)	(6,198)	(821)
Other	199	(206)	62
	$1,465	$(48)	$6,005

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes the impact of foreign currency translation adjustments and the change in fair value of derivative instruments designated for hedge accounting. As the Company has met the permanent reinvestment criteria, it does not accrue income taxes on foreign currency translation adjustments. The total equity adjustment from foreign currency translation included in accumulated other comprehensive income were losses of $11,542,000 and $12,973,000 as of December 31, 2015 and 2014, respectively. The total equity adjustment from the change in fair value of derivative instruments was a net gain of $525,000 as of December 31, 2015. The Company did not have derivative instruments that qualified for hedge accounting as of December 31, 2014. See Note 16 "Derivatives and Hedging" for a tabular roll-forward of accumulated other comprehensive income (loss).
Segment Information
The Company’s operating segments are organized on the basis of products and consist of golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf woods, hybrids, irons, wedges and putters as well as Odyssey putters, pre-owned clubs, golf-related accessories and royalties from licensing of the Company’s trademarks and service marks. The golf balls segment consists of Callaway Golf balls that are designed, manufactured and sold by the Company. The Company also discloses information about geographic areas. This information is presented in Note 18 “Segment Information.”
Concentration of Risk
The Company operates in the golf equipment industry and has a concentrated customer base, which is primarily comprised of golf equipment retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants and foreign distributors. On a consolidated basis, no one customer accounted for more than 9% of the Company’s consolidated revenues in 2015, and no one customer accounted for more than 8% of the Company's consolidated revenue in each of 2014 and 2013. The Company's top five customers accounted for approximately 26% of the Company's consolidated revenues in 2015, 25% in 2014 and 23% in 2013. With respect to the Company's segments, in 2015 and 2014, the Company's top five golf club customers accounted for approximately 25% of total consolidated golf club sales, and approximately 23% of total consolidated golf club sales in 2013. The top five golf ball customers accounted for approximately 30% of total consolidated golf ball sales in each of 2015 and 2014, and 27% in 2013. A loss of one or more of these customers could have a significant effect on the Company's net sales.
With respect to the Company's trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. At December 31, 2015, the Company had one customer with an outstanding balance greater than 10% of the Company's outstanding consolidated accounts receivable. At December 31, 2014, no single customer represented over 9% of the Company’s outstanding accounts receivable balance. Managing customer-related credit risk is more difficult in regions outside of the United States. Of the Company’s total net sales, approximately 47% was derived from sales outside of the United States in 2015, and approximately 52% in each of 2014 and 2013, respectively. Prolonged unfavorable economic conditions could significantly increase the Company’s credit risk with respect to its outstanding accounts receivable.
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
The Company’s financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents, trade receivables and foreign currency forward contracts.
From time to time, the Company invests its excess cash in money market accounts and short-term U.S. government securities and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

The Company enters into foreign currency forward contracts for the purpose of hedging foreign exchange rate exposures on existing or anticipated transactions. In the event of a failure to honor one of these contracts by one of the banks with which the Company has contracted, management believes any loss would be limited to the exchange rate differential from the time the contract was made until the time it was settled.
Note 3. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its primary and Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of December 31, 2015, the Company had $14,969,000 outstanding under these facilities, $1,030,000 in outstanding letters of credit, and $49,801,000 in cash and cash equivalents. The combined maximum amount that could have been outstanding under both facilities on December 31, 2015, after letters of credit, was $105,492,000, resulting in total available liquidity, including cash on hand, of $155,293,000. The maximum amount that could have been outstanding under the Company's primary asset-based revolving credit facility on December 31, 2014 was $55,611,000, and total available liquidity, including cash on hand was $93,246,000. The Company did not have its Japan ABL Facility in 2014.
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
As of December 31, 2015, the Company had no borrowings outstanding under the ABL Facility and $1,030,000 in outstanding letters of credit. The maximum amount of additional indebtedness (as defined by the ABL Facility) that could have been outstanding on December 31, 2015, after outstanding borrowings and letters of credit, was approximately $88,860,000. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the first half of the year when the Company’s inventory and accounts receivable balances are higher and is lower during the second half of the year when the Company's inventory levels decrease and its accounts receivable decrease as a result of cash collections and lower sales. Average outstanding borrowings during the year ended December 31, 2015 were $37,352,000, and average amounts available under the ABL Facility during the year ended December 31, 2015, after outstanding borrowings and letters of credit, was approximately $123,846,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at June 23, 2019.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including meeting certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. As of December 31, 2015, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below $23,000,000. The Company’s borrowing base availability was above $23,000,000 during the year ended December 31, 2015, and the Company was in compliance with the fixed charge coverage ratio as of December 31, 2015. Had the Company not been in compliance with the fixed charge coverage ratio as of December 31, 2015, the Company's maximum amount of additional indebtedness that could have been outstanding on December 31, 2015 would have been reduced by $23,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. The applicable margin for any month will be reduced by 0.25% if the Company’s availability ratio is greater than or equal to 67% and the Company’s “leverage ratio” (as defined below) is less than 4.0 to 1.0 as of the last day of the month for which financial statements have been delivered, so long as no default or event of default exists. The Company’s “leverage ratio” is the ratio of the amount of debt for borrowed money to the 12-month trailing EBITDA (as defined in the ABL Facility), each determined on a consolidated basis. At December 31, 2015, the Company’s trailing 12 months average interest rate applicable to its outstanding loans under the ABL Facility, including the fees described below, was 4.43%.
In addition, the ABL Facility provides for monthly fees ranging from 0.25% to 0.375% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $4,961,000, which will be amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees as of December 31, 2015 and 2014 were $1,781,000 and $2,233,000, respectively, of which $509,000 and $496,000, respectively, was included in other current assets and $1,272,000 and $1,737,000, respectively, was included in other long-term assets in the accompanying consolidated balance sheets.
Japan ABL Facility
In January 2015, the Company entered into a separate asset-based loan and guarantee agreement (the "Japan ABL Facility") between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFG, Ltd and The Development Bank of Japan. The Company can borrow up to 2 billion Yen (or $16,632,000, using the exchange rate in effect as of December 31, 2015) over a one-year term, and the amounts outstanding are secured by certain assets, including eligible inventory. The Japan ABL Facility is subject to an effective interest rate of 1.48%, and includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of December 31, 2015, the Company was in compliance with these covenants. The Company had $14,969,000 outstanding under this facility at December 31, 2015, and the maximum amount that could have been outstanding at December 31, 2015 was $16,632,000.
In January 2016, the Company renewed the Japan ABL Facility for an additional two-year term, subject to an effective interest rate equal to TIBOR plus 0.25%. The agreement expires on January 22, 2018
Convertible Senior Notes
In August 2012, the Company issued $112,500,000 of 3.75% Convertible Senior Notes (the “convertible notes”). The convertible notes were convertible, at the option of the note holder, at any time on or prior to the close of business on the business day immediately preceding August 15, 2019, into shares of common stock at an initial conversion rate of 133.3333 shares per $1,000 principal amount of convertible notes, which is equal to an aggregate of 15,000,000 shares of common stock at a conversion price of approximately $7.50 per share, subject to customary anti-dilution adjustments. The Company incurred transactional fees of $3,537,000 which were being amortized over the term of the convertible notes.
During the second half of 2015, the convertible notes were eliminated pursuant to certain exchange transactions and shareholder conversions, which resulted, among other things, in the issuance of 15,000,000 shares of common stock to the note holders. In connection with the elimination of the convertible notes, the Company recorded $108,955,000 in shareholders' equity as of December 31, 2015, net of the outstanding discount of $3,395,000. There were no convertible notes outstanding as of December 31, 2015.
In connection with the elimination of the convertible notes in 2015, the Company accelerated the amortization of transaction fees, which resulted in charges of $2,042,000 during 2015. There were no transaction fees remaining to be amortized at December 31, 2015. Unamortized transactions fees as of December 31, 2014 were $2,358,000, of which $505,000 was included in other current assets and $1,853,000 was included in other long-term assets, respectively, in the accompanying consolidated financial statements.
The net carrying amount of the convertible notes as of December 31, 2014 was $108,574,000, and the unamortized discount was $3,926,000. Total interest and amortization expense recognized during the years ended December 31, 2015 and 2014 was $3,158,000 and $4,957,000, respectively.
Note 4. Preferred Stock
In August 2013, the Company exchanged 233,843 shares of its then outstanding 7.50% Series B Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred Stock”) for 3,316,922 shares of the Company's common stock at the stated conversion rate of 14.1844 plus an additional 75,342 common shares as an inducement. The Company also paid the exchanging holders cash dividends through December 15, 2013 on their shares of Series B Preferred Stock surrendered in the exchange. During the fourth quarter of 2013, the Company issued a notice of redemption and holders of 183,496 shares of Series B Preferred Stock converted their holdings into 2,602,770 shares of the Company's common stock at the stated conversion rate of 14.1844. The Company redeemed the remaining 300 shares of Series B Preferred Stock for $30,000.
In November 2014, the Company eliminated the Series B Preferred Stock and restored their status to undesignated shares of preferred stock. As of December 31, 2015 and 2014, there were no outstanding shares of the preferred stock.
Note 5. Earnings (Loss) per Common Share
Basic earnings per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.
Diluted earnings per common share reflects the potential dilution that could occur if convertible securities, or other contracts to issue common stock, were exercised or converted into common stock. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method and the if-converted method in accordance with ASC Topic 260, “Earnings per Share.” Dilutive securities include the common stock equivalents of preferred stock, convertible notes, options granted pursuant to the Company’s stock option plans and outstanding restricted stock units and performance share units granted to employees and non-employee directors (see Note 13). There were no outstanding shares of the preferred stock at December 31, 2015 and 2014 (see Note 4), and no outstanding convertible notes at December 31, 2015.
Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported or in periods when diluted earnings per share is higher than basic earnings per share.
The following table summarizes the computation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Earnings (loss) per common share—basic
Net income (loss)	$14,568	$16,008	$(18,921)
Less: Preferred stock dividends	—	—	3,332
Net income (loss) allocable to common shareholders	$14,568	$16,008	$(22,253)
Weighted-average common shares outstanding—basic	83,116	77,559	72,809
Basic earnings (loss) per common share	$0.18	$0.21	$(0.31)

Earnings (loss) per common share—diluted
Net income (loss)	$14,568	$16,008	$(18,921)
Less: Preferred stock dividends	—	—	3,332
Net income (loss) allocable to common shareholders	$14,568	$16,008	$(22,253)
Weighted-average common shares outstanding—basic	83,116	77,559	72,809
Options and restricted stock	1,495	826	—
Weighted-average common shares outstanding—diluted	84,611	78,385	72,809
Dilutive earnings (loss) per common share	$0.17	$0.20	$(0.31)
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
Antidilutive securities excluded from the earnings per share computation are summarized as follows:

•
For the year ended December 31, 2015, securities outstanding totaling approximately 10,812,000, including common shares underlying convertible senior notes of 10,248,000, in addition to antidilutive options and restricted stock.

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

Note 6. Goodwill and Intangible Assets
Goodwill at December 31, 2015 decreased to $26,500,000 from $27,821,000 at December 31, 2014 due to $1,321,000 in foreign currency fluctuations. Gross goodwill before impairments at December 31, 2015 and 2014 was $28,249,000 and $29,570,000, respectively.
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class:

	Useful Life (Years)	December 31, 2015			December 31, 2014
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
			(In thousands)			(In thousands)
Indefinite-lived:
Trade name, trademark and trade dress and other	NA	$88,590	$—	$88,590	$88,590	$—	$88,590
Amortizing:
Patents	2-16	31,581	31,389	192	31,581	31,338	243
Developed technology and other	1-9	7,961	7,961	—	7,961	7,961	—
Total intangible assets		$128,132	$39,350	$88,782	$128,132	$39,299	$88,833
Aggregate amortization expense on intangible assets was approximately $51,000, $68,000 and $288,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense related to intangible assets at December 31, 2015 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

2016	$51
2017	51
2018	51
2019	39
$192
Note 7. Investments
The Company owns a minority interest in Topgolf International, Inc., doing business as the Topgolf Entertainment Group (“Topgolf”), the owner and operator of Topgolf entertainment centers, which ownership consists of common stock and various classes of preferred stock. In connection with this investment, the Company has a preferred partner agreement with Topgolf in which the Company has preferred signage rights, rights as the preferred supplier of golf products used or offered for use at Topgolf facilities at prices no less than those paid by the Company’s customers, preferred retail positioning in the Topgolf retail stores, access to consumer information obtained by Topgolf, and other rights incidental to those listed above.
In December 2014, the Company remitted funds to subscribe for $1,699,000 in preferred shares of Topgolf. In January 2015, the subscription was accepted and the Company acquired the $1,699,000 in preferred shares. In December 2015, the Company invested an additional $940,000 in preferred shares of Topgolf, thereby increasing the Company's total investment as of December 31, 2015 to $53,315,000. In addition, in December 2015, the Company and Topgolf entered into a shareholder loan agreement, which resulted in a note receivable from Topgolf for $3,200,000. The loan was subject to an annual interest rate of 10%, and was due and payable on March 30, 2016. The loan was paid in full in February 2016.
The Company’s total ownership interest in Topgolf, including the Company's voting rights in the preferred shares of Topgolf, remains at less than 20% of the outstanding equity securities of Topgolf. As of December 31, 2015, the Company did not have the ability to significantly influence the operating and financing activities and policies of Topgolf, and accordingly, the Company’s investment in Topgolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other.” During 2015, the Company did not conduct a fair value analysis of its investment in Topgolf as it was not practicable to do so. However, there were no events or changes in circumstances that would have had a significant adverse effect on the fair value of this investment. In January 2016, the Company exercised certain stock options to acquire additional common shares in Topgolf for $1,259,000. This additional investment did not increase the Company's ownership percentage above 20%.
On February 22, 2016, Topgolf announced that Providence Equity Partners L.L.C. (“Providence Equity”) has made a significant minority preferred stock investment in Topgolf (the “Providence Equity Investment”). In connection with the Providence Equity Investment, Topgolf intends to use a portion of the proceeds it receives to repurchase shares from its existing shareholders, other than Providence Equity (the “Topgolf Repurchase Program”). The Company has agreed to sell approximately 9.6% to 10.9% of its shares in Topgolf in the Topgolf Repurchase Program, which amount may vary based on how many other existing Topgolf shareholders participate in the Topgolf Repurchase Program.
In connection with the sale of its Topgolf shares in the Topgolf Repurchase Program, the Company expects to recognize a gain of approximately $17,377,000 to $19,696,000 in the first half of 2016, which amount will vary based on the number of shares Topgolf ultimately repurchases from the Company. The Company's total investment in Topgolf accounted for on a cost-basis prior to these transactions is $54,574,000, which includes $1,259,000 invested in connection with the exercise of certain stock options in January 2016. The Company's participation in the Topgolf Repurchase Program will reduce its total investment in Topgolf by approximately $5,674,000 to $6,431,000, to a net total investment accounted for at cost of $48,144,000 to $48,901,000.
Based upon the transactions described above, the Company estimates the fair value of its Topgolf shares to be within the range of $230,000,000 to $240,000,000 immediately prior to the Providence Equity Investment (and prior to the Topgolf Repurchase Program). This fair value estimate is based solely upon the valuations and pricing in the Providence Equity Investment and related Topgolf Repurchase Program. No discount has been attributed to this fair value estimate for any preferred terms, including any shareholder, governance or other rights provided to Providence Equity that may differ from those held by the Company, and no premium has been attributed to this fair value estimate for any incremental value that might otherwise apply in the case of a change in control transaction (e.g. an initial public offering or sale of Topgolf). The Company’s Topgolf shares are illiquid and there is no assurance that the Company could sell its shares for the estimated fair value, or at all. Further, this estimate represents the fair value as of a point in time immediately preceding the Providence Equity Investment. The future value of the Company’s shares may differ materially from the estimated fair value. The future fair value will be affected by many factors, including the availability of interested and willing buyers, the future performance of the Topgolf business, Topgolf’s future capital structure, potential future dilution, and private and public equity market valuations and market conditions. In the absence of the Providence Equity Investment, it would not have been practicable for the Company to estimate the fair value of its Topgolf shares and there is no assurance that the Company will be able to estimate the fair value of its Topgolf shares in the future.

Note 8. Selected Financial Statement Information

	December 31,
	2015	2014
	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$129,400	$125,252
Allowance for sales returns	(8,148)	(8,944)
Allowance for doubtful accounts	(5,645)	(6,460)
	$115,607	$109,848
Inventories:
Raw materials	$53,876	$47,661
Work-in-process	703	519
Finished goods	154,304	159,049
	$208,883	$207,229
Property, plant and equipment, net:
Land	$7,260	$7,365
Buildings and improvements	63,754	62,784
Machinery and equipment	107,495	107,845
Furniture, computers and equipment	96,674	122,501
Production molds	19,478	18,787
Construction-in-process	5,507	1,463
	300,168	320,745
Accumulated depreciation	(244,360)	(262,652)
	$55,808	$58,093
Accounts payable and accrued expenses:
Accounts payable	$54,789	$46,154
Accrued expenses	46,933	56,819
Accrued goods in-transit	20,898	20,278
	$122,620	$123,251
Accrued employee compensation and benefits:
Accrued payroll and taxes	$24,118	$28,219
Accrued vacation and sick pay	8,408	8,149
Accrued commissions	992	1,018
	$33,518	$37,386

Note 9. Income Taxes
The Company’s income (loss) before income tax provision was subject to taxes in the following jurisdictions for the following periods (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$6,864	$6,981	$(28,622)
Foreign	13,199	14,658	15,300
	$20,063	$21,639	$(13,322)
The expense (benefit) for income taxes is comprised of (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current tax provision (benefit):
Federal	$271	$496	$195
State	431	612	382
Foreign	4,393	4,930	6,487
	5,095	6,038	7,064
Deferred tax expense (benefit):
Federal	(41)	(1,549)	1,100
State	113	70	(817)
Foreign	328	1,072	(1,748)
	400	(407)	(1,465)
Income tax provision	$5,495	$5,631	$5,599

On November 20, 2015, the FASB issued ASU No 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The new accounting guidance is effective for annual reporting periods beginning after December 31, 2016 and interim periods therein. Early adoption is permitted as of the beginning of interim or annual reporting periods. The Company has adopted the standard prospectively as of December 31, 2015 and no adjustment was made to prior periods.

Deferred tax assets and liabilities of prior periods are classified as current or noncurrent according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Reserves and allowances not currently deductible for tax purposes	$14,292	$15,861
Basis difference related to fixed assets	10,170	10,943
Compensation and benefits	8,964	8,147
Basis difference for inventory valuation	1,764	1,526
Compensatory stock options and rights	3,659	4,334
Deferred revenue and other	169	201
Operating loss carryforwards	96,067	100,227
Tax credit carryforwards	19,787	15,987
Basis difference related to intangible assets with a definite life	16,617	15,557
Other	(162)	435
Total deferred tax assets	171,327	173,218
Valuation allowance for deferred tax assets	(164,616)	(165,427)
Deferred tax assets, net of valuation allowance	$6,711	$7,791
Deferred tax liabilities:
Prepaid expenses	(868)	(1,368)
Basis difference related to intangible assets with an indefinite life	(33,974)	(34,065)
Total deferred tax liabilities	(34,842)	(35,433)
Net deferred tax liabilities	$(28,131)	$(27,642)
Net deferred tax assets (liabilities) are shown on the accompanying consolidated balance sheets as follows:
Current deferred tax assets	$—	$5,081
Non-current deferred tax assets	6,962	2,346
Current deferred tax liabilities	—	(26)
Non-current deferred tax liabilities	(35,093)	(35,043)
Net deferred tax liabilities	$(28,131)	$(27,642)
The change in net deferred taxes in 2015 of $489,000 is comprised of a net deferred expense of $26,000 related to the change in the basis difference of intangible assets with an indefinite life, a net deferred expense of $121,000 related to foreign and separate state jurisdictions for which no valuation allowance has been provided, and an expense of $342,000 related to foreign currency translation adjustments.
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
In 2011, the Company established a valuation allowance against its U.S. deferred tax assets and discontinued recognizing income tax benefits related to its U.S. net operating losses. At December 31, 2015 and 2014, the valuation allowance against the Company’s U.S. deferred tax assets was $164,616,000 and $165,427,000, respectively. If sufficient positive evidence arises in the future, such as a sustained return to profitability, any existing valuation allowance could be reversed as appropriate, decreasing income tax expense and creating a significant one-time non-cash tax benefit in the period that such conclusion is reached. Prospectively, the Company would then report an effective U.S. income tax rate that is closer to its statutory rates.
The Company's valuation allowance does not preclude the Company from using net operating loss carry forwards or other deferred tax assets in the future, except as described below. Until the Company re-establishes a pattern of continuing profitability, in accordance with the applicable accounting guidance, U.S. income tax expense or benefit related to the recognition of deferred tax assets in the consolidated statement of operations for future periods will be offset by decreases or increases in the valuation allowance with no net effect on the consolidated statement of operations.
The Company has concluded that with respect to non-U.S. entities, there is sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and no significant allowances have been established.
At December 31, 2015, the Company had federal and state income tax credit carryforwards of $15,136,000 and $11,994,000, respectively, which will expire at various dates beginning in 2020. Such credit carryforwards expire as follows (in thousands):

U.S. foreign tax credit	$8,983	2020 - 2025
U.S. research tax credit	$6,135	2030 - 2035
U.S. business tax credits	$18	2030 - 2035
State investment tax credits	$795	Do not expire
State research tax credits	$11,199	Do not expire
The Company has recorded a deferred tax asset reflecting the benefit of operating loss carryforwards. The net operating losses expire as follows (in thousands):

U.S. loss carryforwards	$244,923	2031 - 2035
State loss carryforwards	$172,259	2015 - 2035
Although the Company has set up a valuation allowance against the majority of its U.S. federal and state deferred tax assets, which include net operating loss carry forwards, other losses and credit carryforwards, such allowance does not preclude the Company from using the deferred tax assets in the future. However, the Company’s ability to utilize the losses and credits to offset future taxable income may be deferred or limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The Company determined that no ownership change has occurred for purposes of Section 382 for the period ended December 31, 2015.

A reconciliation of the effective tax rate on income or loss and the statutory tax rate is as follows:

	Years Ended December 31,
	2015	2014	2013
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	3.5%	1.9%	0.9%
Federal and State tax credits, net of U.S. tax benefit	(11.5)%	(9.8)%	22.6%
Foreign income taxed at other than U.S. statutory rate	(2.4)%	(13.4)%	(5.1)%
Effect of foreign rate changes	0.9%	1.3%	(4.2)%
Foreign tax credit	(12.0)%	(13.5)%	9.4%
Basis differences of intangibles with an indefinite life	0.1%	0.1%	(4.1)%
Change in deferred tax valuation allowance	0.3%	35.3%	(76.8)%
Accrual for interest and income taxes related to uncertain tax positions	(0.3)%	(7.3)%	(0.1)%
Income (loss) from flowthrough entities	(2.0)%	(1.9)%	1.3%
Meals and entertainment	3.4%	3.3%	(7.2)%
Group loss relief	(3.7)%	(2.6)%	4.9%
Stock option compensation	(1.9)%	2.3%	(6.9)%
Foreign dividends and earnings inclusion	7.1%	(0.9)%	(6.8)%
Foreign tax withholding	1.4%	2.4%	(1.5)%
Executive compensation limitation	4.3%	—%	—%
Other	5.2%	(6.2)%	(3.4)%
Effective tax rate	27.4%	26.0%	(42.0)%
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Balance at January 1	$6,559	$11,851	$7,064
Additions based on tax positions related to the current year	1,120	638	4,853
Additions for tax positions of prior years	132	121	545
Reductions for tax positions of prior years	(255)	(3,691)	(538)
Settlement of tax audits	—	(258)	—
Reductions due to lapsed statute of limitations	(466)	(2,102)	(73)
Balance at December 31	$7,090	$6,559	$11,851
As of December 31, 2015, the gross liability for income taxes associated with uncertain tax benefits was $7,090,000. This liability could be reduced by $1,368,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, which was recorded as a long-term income tax receivable, as well as $4,674,000 of deferred taxes. The net amount of $1,048,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.
The Company does expect changes to the unrecognized tax benefits in the next 12 months; however, the Company does not expect the changes to have a material impact on its results of operations or its financial position.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company recognized tax benefits of approximately $2,000 and $101,000 for the years ended December 31, 2015 and 2014, respectively, and a tax expense of approximately $229,000 for the year ended December 31, 2013, related to interest and penalties in the provision for income taxes. As of December 31, 2015 and 2014, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated balance sheets was $1,060,000 and $1,062,000, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Major Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2010 and prior
California (U.S.)	2008 and prior
Canada	2009 and prior
Japan	2008 and prior
South Korea	2009 and prior
United Kingdom	2011 and prior
As of December 31, 2015, the Company did not provide for United States income taxes or foreign withholding taxes on a cumulative total of $111,953,000 of undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. Upon remittance, certain foreign countries impose withholding taxes, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any. If the foreign earnings were remitted, the Company does not anticipate a material impact to the Company's federal or state income taxes due to the Company's available net operating losses and credits. The Company estimates that it would have withholding taxes of $1,125,000 upon remittance.
In 2015 and 2014, the Company ceased its business operations in Thailand and Malaysia, respectively, and accordingly, the Company no longer maintains a permanent reinvestment assertion with respect to these two entities. The Company intends to repatriate the undistributed earnings from these two entities to the United States at the time that the winding-down process has been completed. As of December 31, 2015, the Company has accrued for the estimated incremental U.S. income taxes related to reversing its permanent indefinite reinvestment assertion. However, these incremental U.S. income taxes are expected to be offset by the utilization of the Company's cumulative U.S. net operating losses incurred through December 31, 2015.
Note 10. Commitments & Contingencies
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

Lease Commitments
The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases, and certain office equipment under capital leases. Lease terms range from one to ten years expiring at various dates through December 2025, with options to renew operating leases at varying terms. Commitments for minimum lease payments under non-cancelable operating and capital leases as of December 31, 2015 are as follows (in thousands):

	Operating Leases	Capital Leases
2016	$7,612	$237
2017	5,841	171
2018	3,048	177
2019	2,082	46
2020	1,779	—
Thereafter	1,857	—
	$22,219	$631
Rent expense for the Company’s operating lease commitments for the years ended December 31, 2015, 2014 and 2013 was $13,245,000, $12,479,000 and $13,686,000, respectively. At December 31, 2015, the minimum rental payments under capital leases totaled $631,000. Minimum rental payments under operating leases with initial or remaining terms of one year or more totaled $22,219,000, net of sublease receipts of $2,369,000 at December 31, 2015.
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. As of December 31, 2015, the Company has entered into many of these contractual agreements with terms ranging from one to four years. The minimum obligation that the Company is required to pay under these agreements is $43,317,000 over the next four years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of December 31, 2015, are as follows (in thousands):

2016	$40,168
2017	1,885
2018	816
2019	448
$43,317
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $1,030,000 as of December 31, 2015.

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during and as of the year ended December 31, 2015 was not material to the Company’s financial position, results of operations or cash flows.
Employment Contracts
In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments, including salary continuation, upon the termination of employment by the Company without substantial cause or by the officer for good reason or non-renewal. In addition, in order to assure that the officers would continue to provide independent leadership consistent with the Company’s best interest, the contracts also generally provide for certain protections in the event of a change in control of the Company. These protections include the payment of certain severance benefits, such as salary continuation, upon the termination of employment following a change in control.
Note 11. Non-Controlling Interests
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
Due to the nature of the arrangement, as well as the controlling influence the Company had in the Suntech operations through July 2013, the Company was required to consolidate the financial results of Suntech in its consolidated financial statements in accordance with ASC Topic 810, “Consolidations.” The Company deconsolidated the financial results of Suntech in 2013 as a result of its termination of the Golf Ball Manufacturing Supply Agreement.
Note 12. Capital Stock
Common Stock and Preferred Stock
As of December 31, 2015, the Company has an authorized capital of 243,000,000 shares, $0.01 par value, of which 240,000,000 shares are designated common stock, and 3,000,000 shares are designated preferred stock. Of the preferred stock, 240,000 shares are designated Series A Junior Participating Preferred Stock and the remaining shares of preferred stock are undesignated as to series, rights, preferences, privileges or restrictions.
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
During 2015, the Company repurchased approximately 217,000 shares of its common stock under the 2014 repurchase program at an average cost per share of $9.03, for a total cost of $1,960,000. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2015, the total amount remaining under the repurchase authorization was $47,027,000.

In November 2013, the Company redeemed the final 300 shares of its Series B Cumulative Perpetual Convertible Preferred Stock for cash (see Note 4).
Note 13. Share-Based Employee Compensation
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
Stock Plans
As of December 31, 2015, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan").
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
The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2015:

	Authorized	Available	Outstanding(1)
	(In thousands)
2004 Incentive Plan	24,000	6,915	4,782
2013 Directors Plan	1,000	852	99
Total	25,000	7,767	4,881

(1)	Includes accrued incremental dividend equivalent rights on outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan.
Stock Options
All stock option grants made under the 2004 Incentive Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Outstanding stock options generally vest over a three-year period from the grant date and generally expire up to 10 years after the grant date. The Company recorded $1,396,000, $1,907,000 and $1,839,000 of compensation expense relating to outstanding stock options for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield. Compensation expense for employee stock options is recognized over the vesting term and is reduced by an estimate for forfeitures, which is based on the Company’s historical forfeitures of unvested options and awards. The Company did not grant stock options during the years ended December 31, 2015 and 2014. For the year ended December 31, 2015, 2014 and 2013, the weighted average estimated forfeiture rate used was 6.2%, 6.5% and 6.6%, respectively.
The table below summarizes the average fair value assumptions used in the valuation of stock options granted during the year ended December 31, 2013.

2013
Dividend yield	0.6%
Expected volatility	48.8%
Risk-free interest rate	0.7%
Expected life	4.3 years
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
The following table summarizes the Company’s stock option activities for the year ended December 31, 2015 (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,659	$8.59
Granted	—	$—
Exercised	(914)	$7.18
Forfeited	—	$—
Expired	(320)	$12.88
Outstanding at December 31, 2015	2,425	$8.55	4.93	$4,889
Vested and expected to vest in the future at December 31, 2015	2,420	$8.55	4.92	$4,874
Exercisable at December 31, 2015	1,897	$9.11	4.92	$3,370
The weighted-average grant-date fair value of options granted during the year ended December 31, 2013 was $2.47. There were no stock options granted during 2015 or 2014.
At December 31, 2015, there was $187,000 of total unrecognized compensation expense related to options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 0.2 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated statement of operations.
The total intrinsic value for options exercised during the years ended December 31, 2015, 2014 and 2013 was $2,151,000, $569,000 and $243,000, respectively. Cash received from the exercise of stock options for the years ended December 31, 2015, 2014 and 2013 was $6,565,000, $2,291,000 and $1,652,000, respectively.
Restricted Stock Units
Restricted stock units awarded under the 2004 Incentive Plan and the 2013 Directors Plan are recorded at the Company’s closing stock price on the date of grant. Restricted stock units generally vest over a three-year period. At December 31, 2015, 2014 and 2013, the weighted average grant-date fair value of restricted stock units granted was $8.33, $8.21 and $6.55, respectively. The Company recorded $3,539,000, $2,530,000 and $1,694,000 of compensation expense related to restricted stock units in 2015, 2014 and 2013, respectively.

The table below is a roll-forward of the activity for restricted stock units during the 12 months ended December 31, 2015 (in thousands, except fair value amounts):

Restricted Stock Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2015	1,223	$7.07
Granted	564	8.33
Vested	(470)	6.56
Forfeited	(49)	8.15
Nonvested at December 31, 2015	1,268	$7.77
At December 31, 2015, there was $4,563,000 of total unrecognized compensation expense related to nonvested restricted stock units granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.24 years.
Performance Share Units
Performance share units awarded under the 2004 Incentive Plan are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified financial goals are measured over a designated performance period from the date of grant. These performance goals were established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 50% to 150% of the participant's target award. Performance share units are initially valued at the Company's closing stock price on the date of grant. Compensation expense is recognized over the vesting period and is reduced by an estimate for forfeitures, and will vary based on remeasurements during the performance period. If the performance goals are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the performance goals are not achieved as of the end of the performance period. The performance units vest in full at the end of a three year period.
The Company granted 510,000 and 453,000 performance share units during the years ended December 31, 2015 and 2014, respectively, at a weighted average grant-date fair value of $7.96 and $8.20 per share, respectively. Based on the Company's performance in 2015 and 2014, the participants earned 130.0% and 131.5% of the target award, respectively. The Company did not grant performance share units during the year ended December 31, 2013. During the year ended December 31, 2015, the Company recognized total compensation expense, net of estimated forfeitures, of $2,607,000 for performance share units. At December 31, 2015, the unamortized compensation expense related to these awards was $5,509,000, which is expected to be recognized over a weighted-average period of 1.65 years.
The table below is a roll-forward of the activity for performance share units during the 12 months ended December 31, 2015 (in thousands, except fair value amounts):

Performance Share Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2015	453	$8.20
Granted	510	7.96
Vested	—	—
Forfeited	(63)	8.14
Nonvested at December 31, 2015	900	$8.07
Phantom Stock Units
Phantom stock units awarded under the 2004 Incentive Plan are a form of share-based award that are indexed to the Company’s stock and are settled in cash. Because phantom stock units are settled in cash, compensation expense recognized over the vesting period will vary based on changes in fair value. Fair value is remeasured at the end of each interim reporting period based on the closing price of the Company’s stock. All of the previously granted phantom stock units were fully vested as of December 31, 2015.

There were no phantom stock units granted in the years ended December 31, 2015, 2014 or 2013.
The table below is a roll-forward of the activity for phantom stock units during the 12 months ended December 31, 2015 (in thousands, except fair value amounts):

Phantom Stock Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2015	264	$6.25
Granted	—	—
Vested	(264)	6.25
Forfeited	—	—
Nonvested at December 31, 2015	—	$—
In connection with these awards, the Company recognized compensation expense of $390,000, $649,000 and $1,635,000 for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2014, the Company accrued compensation expense of $1,898,000, which was included in accrued employee compensation and benefits in the accompanying consolidated balance sheets. There were no outstanding phantom stock units as of December 31, 2015.
Stock Appreciation Rights
Cash settled stock appreciation rights ("SARs") granted under the 2004 Incentive Plan are valued using the Black-Scholes option-pricing model on the date of grant. SARs are subsequently remeasured at each interim reporting period based on a revised Black-Scholes value until they are exercised. SARs vest over a three year period. As of December 31, 2015, the remaining SARs outstanding were fully vested.
As of December 31, 2015 and 2013, the Company recognized $3,288,000 and $3,016,000 in compensation expense, respectively, related to these awards, and reversed $1,062,000 in compensation expense related to these awards as of December 31, 2014. At December 31, 2015 and 2014, the Company accrued compensation expense of $1,460,000 and $3,990,000, respectively, which was included in accrued employee compensation and benefits in the accompanying consolidated balance sheets.
The table below summarizes the total number of SARs granted to employees during the year ended December 31, 2015 (in thousands):

Stock Appreciation Rights	Units	Weighted- Average Exercise Price Per Share
Nonvested and Outstanding at January 1, 2015	2,372	$6.39
Granted	—	—
Exercised	(1,874)	6.35
Forfeited	—	—
Outstanding at December 31, 2015	498	$6.51
Share-Based Compensation Expense
The table below summarizes the amounts recognized in the financial statements for the years ended December 31, 2015, 2014 and 2013 for share-based compensation, including expense for stock options, restricted stock units, performance share units, phantom stock units and cash settled stock appreciation rights (in thousands):

	2015	2014	2013
Cost of sales	$754	$240	$473
Operating expenses	10,466	5,087	7,711
Total cost of employee share-based compensation included in income (loss) before income tax	$11,220	$5,327	$8,184

Note 14. Employee Benefit Plan
The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who satisfy the age and service requirements under the 401(k) Plan. Each participant may elect to contribute up to 75% of annual compensation, up to the maximum permitted under federal law, and the Company is obligated to contribute annually an amount equal to 50% of the participant’s contributions up to 6% of their eligible annual compensation. For the years ended December 31, 2015, 2014 and 2013 there were no discretionary contributions.
The portion of the participant’s account attributable to elective deferral contributions and rollover contributions are 100% vested and nonforfeitable. Participants vest in employer contributions at a rate of 50% per year, becoming fully vested after the completion of two years of service. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $1,744,000, $1,687,000 and $1,589,000 during 2015, 2014 and 2013, respectively. Additionally, the Company can make discretionary contributions based on the profitability of the Company.
Note 15. Fair Value of Financial Instruments
Certain of the Company’s financial assets and liabilities are measured at fair value on a recurring and nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability (the exit price) in the principal and most advantageous market for the asset or liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified using the three-tier hierarchy (see Note 2). The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 16) that are measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
2015
Foreign currency forward contracts —asset position	$680	$—	$680	$—
Foreign currency forward contracts —liability position	(342)	—	(342)	—
	$338	$—	$338	$—
2014
Foreign currency forward contracts —asset position	$40	$—	$40	$—
Foreign currency forward contracts —liability position	(246)	—	(246)	—
	$(206)	$—	$(206)	$—
The fair value of the Company’s foreign currency forward contracts is based on observable inputs that are corroborated by market data. Gains and losses from the remeasurement of qualifying hedges are recorded as a component of other comprehensive income and released into earnings as a component of cost of goods sold during the period in which the hedged transaction takes place. Gains and losses on the ineffective portion of hedges (hedges that do not meet accounting requirements due to ineffectiveness) and derivatives that are not elected for hedge accounting treatment are immediately recorded in earnings as a component of other income (expense).
Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include long-lived assets, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. In 2015, 2014 and 2013, the Company did not recognize any impairment losses on these assets.

Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, trade payables and accrued expenses at December 31, 2015 and 2014 are reasonable estimates of fair value due to the short-term nature of these balances and are therefore classified as Level 1. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized on the accompanying consolidated balance sheets as of December 31, 2015 and 2014, as well as the fair value of contingent contracts that represent financial instruments (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible notes(1)	$—	$—	$108,574	$126,222
ABL Facility(2)	$—	$—	$15,235	$15,235
Japan ABL Facility(2)	$14,969	$14,969	$—	$—
Standby letters of credit(3)	$1,030	$1,030	$1,142	$1,142

(1) In 2015, the convertible notes were eliminated pursuant to certain exchange transactions and shareholder conversions, which resulted, among other things, in the issuance of shares of the Company's common stock (see Note 3). The carrying value of the convertible notes at December 31, 2014 is net of the unamortized discount of $3,926,000. The fair value of the convertible notes was determined based on secondary quoted market prices, and as such is classified as Level 2 in the fair value hierarchy.
(2) The carrying value of amounts outstanding under the Company's ABL Facility and Japan ABL Facility approximates the fair value due to the short term nature of this obligation. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 3 for information on the ABL Facility, including certain risks and uncertainties.
(3) The carrying value of the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts. There were no amounts outstanding under these letters of credit at December 31, 2015 or 2014. The fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.
Note 16. Derivatives and Hedging
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
The Company accounts for its foreign currency forward contracts in accordance with ASC Topic 815. ASC Topic 815 requires the recognition of all derivatives instruments as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as a designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Gains and losses from the remeasurement of qualifying hedges are recorded as a component of other comprehensive income and released into earnings as a component of cost of goods sold or net sales during the period in which the hedged transaction takes place. Gains and losses on the ineffective portion of hedges (hedges that do not meet accounting requirements due to ineffectiveness) and derivatives that are not elected for hedge accounting treatment are immediately recorded in earnings as a component of other income (expense).
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

The following table summarizes the fair value of the Company's foreign currency forward contracts as well as the location of the asset and/or liability on the consolidated balance sheets at December 31, 2015 and 2014 (in thousands):

	Asset Derivatives
	December 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$520	Other current assets	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$160	Other current assets	$40

	Liability Derivatives
	December 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$296	Accounts payable and accrued expenses	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$46	Accounts payable and accrued expenses	$246
Cash Flow Hedging Instruments
In January 2015, the Company entered into foreign currency forward contracts designated as qualifying cash flow hedges to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 to 15 months from their inception. At December 31, 2015, the notional amount of the Company's foreign currency forward contracts designated as cash flow hedge instruments was approximately $55,938,000. The Company did not enter into cash flow hedging contracts in 2014. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the hypothetical derivative method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. Any ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company would discontinue hedge accounting prospectively if (i) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 15).
As of December 31, 2015, the Company recorded a net gain of $2,316,000 in other comprehensive income (loss) related to its hedging activities. Of this amount, $1,791,000 was relieved from other comprehensive income (loss) and recognized in cost of goods sold for the underlying intercompany sales that were recognized during 2015. In addition, the Company recognized $1,149,000 in other income (expense) as a result of hedge ineffectiveness, of which $576,000 was reclassified from other comprehensive income for hedges that no longer met the accounting requirements. Forward points were expensed as incurred. Based on the current valuation, the Company expects to reclassify net gains of $525,000 from accumulated other comprehensive income (loss) into net earnings during the next 12 months.

The following tables summarize the net effect of all cash flow hedges on the consolidated financial statements for the year ended December 31, 2015 (in thousands):

	Net Gain Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2015	2014
Foreign currency forward contracts	$2,316	$—

	Net Gain Reclassified from Other Comprehensive Income (Loss) into Earnings (Effective Portion)
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2015	2014
Foreign currency forward contracts	$1,791	$—

	Net Gain Recognized in Other Income (Expense) (Ineffective Portion)
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2015	2014
Foreign currency forward contracts	$1,149	$—
The following table details the amounts reclassified from accumulated other comprehensive loss to cost of goods sold, as well as changes in foreign currency translation for the year ended December 31, 2015 (in thousands). Amounts shown do not include any tax effect due to the valuation allowance on the Company's deferred taxes in the United States (see Note 9).

Beginning balance, December 31, 2014	$(796)
Change in fair value of derivative instruments	2,892
Amounts reclassified from accumulated other comprehensive loss to other income (expense) due to hedge instrument ineffectiveness	(576)
Amounts reclassified from accumulated other comprehensive income to cost of goods sold	(1,791)
Foreign currency translation adjustments	(11,542)
Ending balance, December 31, 2015	$(11,813)
Foreign Currency Forward Contracts Not Designated as Hedging Instruments
At December 31, 2015, 2014 and 2013, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $43,098,000, $62,866,000 and $42,264,000, respectively. The increase in foreign currency forward contracts reflects the general timing of when the Company enters into these contracts. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 15).

The following table summarizes the location of gains and losses on the consolidated statements of operations that were recognized during the years ended December 31, 2015, 2014 and 2013, respectively, in addition to the derivative contract type (in thousands):

		Amount of Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments	Location of gain recognized in income on derivative instruments	Years Ended December 31,
		2015	2014	2013
Foreign currency forward contracts	Other income (expense), net	$1,322	$6,356	$6,764
In addition, during the years ended December 31, 2015, 2014 and 2013, the Company recognized net foreign currency losses of $1,611,000, $6,198,000 and $821,000, respectively, related to transactions with foreign subsidiaries.
Note 17. Restructuring Initiatives
Cost Reduction Initiatives
In December 2013, the Company completed its cost reduction initiatives that were announced in July 2012 (the “Cost Reduction Initiatives”), which streamlined and simplified the Company’s organizational structure and changed the manner in which the Company approaches and operates its business.
During the year ended December 31, 2013, the Company recognized total cash and non-cash charges of $16,556,000 in connection with these initiatives. Amounts recognized in cost of sales, operating expenses and other income (expense) totaled $11,149,000, $4,719,000 and $688,000, respectively, during the year ended December 31, 2013. Non-cash charges recognized during 2013 included lower of cost or market adjustments to inventory as well as inventory write-offs related to the Company's golf apparel, golf footwear and GPS device businesses. In the aggregate through December 31, 2013, the Company recognized total charges of approximately $70,600,000 in connection with these initiatives, of which approximately two-thirds were non-cash charges. The Company did not recognize any charges in connection with the Cost Reduction Initiatives during the years ended December 31, 2015 or 2014. See Note 18 for charges absorbed by the Company’s operating segments.
The table below depicts the activity and liability balances recorded relating to the Cost Reduction Initiatives during the years ended December 31, 2014, and 2013. Amounts payable as of December 31, 2013 are included in accrued employee compensation and benefits and accounts payable and accrued expenses in the accompanying consolidated balance sheets. There were no amounts payable as of December 31, 2014.

	Cost Reduction Initiatives
(In thousands)	Workforce Reductions	Transition Costs	Asset Write-offs	Total
Restructuring payable balance, December 31, 2012	$4,531	$591	$—	$5,122
Charges to cost and expense(1)	2,977	8,777	4,802	16,556
Non-cash items	—	(5,130)	(4,802)	(9,932)
Cash payments	(6,702)	(1,737)	—	(8,439)
Restructuring payable balance, December 31, 2013	$806	$2,501	$—	$3,307
Cash payments	$(806)	$(2,501)	$—	$(3,307)
Restructuring payable balance, December 31, 2014	$—	$—	$—	$—

(1) The pre-tax charges for the year ended December 31, 2013 included the following:

•	$2,977,000 in continued costs associated with workforce reductions, in addition to $4,459,000 in other transition costs;

•	$5,579,000 for the write-off of assets and exit costs associated with the reorganization of golf ball manufacturing (see Note 11); and

•	$3,541,000 associated with the transition of the Company's golf apparel, golf footwear and integrated device businesses in the United States and Europe to a third-party licensing arrangement.

Note 18. Segment Information
The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists of Callaway Golf woods, hybrids, irons and wedges and Odyssey putters. This segment also includes golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, in addition to royalties from licensing of the Company’s trademarks and service marks and sales of pre-owned golf clubs. The golf balls segment consists of Callaway Golf and Strata balls that are designed, manufactured and sold by the Company. There are no significant intersegment transactions.
The table below contains information utilized by management to evaluate its operating segments.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net sales:
Golf Clubs	$700,649	$749,956	$711,697
Golf Balls	143,145	136,989	131,104
	$843,794	$886,945	$842,801
Income (loss) before income tax:
Golf Clubs(1)	$52,999	$50,891	$32,738
Golf Balls(1)	17,724	15,222	(3,472)
Reconciling items(2)	(50,660)	(44,474)	(42,588)
	$20,063	$21,639	$(13,322)
Identifiable assets:(3)
Golf Clubs	$316,079	$316,710	$374,473
Golf Balls	37,394	37,445	49,261
Reconciling items(3)	277,751	270,656	240,129
	$631,224	$624,811	$663,863
Additions to long-lived assets:
Golf Clubs	$14,111	$9,425	$13,250
Golf Balls	2,154	327	1,163
	$16,265	$9,752	$14,413
Goodwill:
Golf Clubs	$26,500	$27,821	$29,212
Golf Balls	—	—	—
	$26,500	$27,821	$29,212
Depreciation and amortization:
Golf Clubs	$13,084	$18,505	$21,019
Golf Balls	4,295	2,731	4,524
	$17,379	$21,236	$25,543

(1)	The tables below includes total charges absorbed by the Company’s operating segments from the Cost Reduction Initiatives discussed in Note 17 (in thousands):

	Year Ended December 31, 2013
	Golf Clubs	Golf Balls	Corporate G&A	Total
Cost Reduction Initiatives	$6,395	$6,973	$3,188	$16,556

(2)
Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. The $6,186,000 increase in reconciling items in 2015 compared to 2014 includes increases in employee costs and professional fees, partially offset by a decrease in legal expenses combined with an increase in net foreign currency gains.

(3)
Identifiable assets are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the two segments.

The Company’s net sales by product category are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net sales:
Woods	$222,193	$269,468	$249,809
Irons	205,522	200,174	178,771
Putters	86,293	81,161	87,787
Golf Balls	143,145	136,989	131,104
Accessories and Other	186,641	199,153	195,330
	$843,794	$886,945	$842,801
The Company markets its products in the United States and internationally, with its principal international markets being Japan and Europe. The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Sales	Long-Lived Assets (excluding deferred tax assets)
	(In thousands)
2015
United States	$446,474	$205,952
Europe	125,116	8,414
Japan	138,031	4,445
Rest of Asia	70,315	2,868
Other foreign countries	63,858	11,096
	$843,794	$232,775
2014
United States	$421,773	$210,152
Europe	134,401	7,070
Japan	166,162	4,873
Rest of Asia	89,603	2,936
Other foreign countries	75,006	13,402
	$886,945	$238,433
2013
United States	$401,478	$206,111
Europe	121,477	7,905
Japan	161,598	6,491
Rest of Asia	84,073	3,627
Other foreign countries	74,175	15,827
	$842,801	$239,961

Note 19. Transactions with Related Parties
The Callaway Golf Company Foundation (the “Foundation”) oversees and administers charitable giving and makes grants to selected organizations. Officers of the Company also serve as directors of the Foundation and the Company’s employees provide accounting and administrative services for the Foundation. During 2015, the Company recognized charitable contribution expense of $1,000,000 for the Foundation. During 2014 and 2013, the Company did not make any contributions to the Foundation.
Note 20. Summarized Quarterly Data (Unaudited)

	Fiscal Year 2015 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$284,179	$230,504	$175,780	$153,331	$843,794
Gross profit	$127,266	$101,697	$77,602	$51,068	$357,633
Net income (loss)	$35,819	$12,818	$(3,617)	$(30,452)	$14,568
Net income (loss) allocable to common shareholders	$35,819	$12,818	$(3,617)	$(30,452)	$14,568
Earnings (loss) per common share(1)
Basic	$0.46	$0.16	$(0.04)	$(0.33)	$0.18
Diluted	$0.39	$0.15	$(0.04)	$(0.33)	$0.17

	Fiscal Year 2014 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$351,874	$231,893	$168,572	$134,606	$886,945
Gross profit	$164,897	$90,806	$65,307	$36,916	$357,926
Net income (loss)	$55,312	$3,369	$(1,134)	$(41,539)	$16,008
Net income (loss) allocable to common shareholders	$55,312	$3,369	$(1,134)	$(41,539)	$16,008
Earnings (loss) per common share(1)
Basic	$0.71	$0.04	$(0.01)	$0.54	$0.21
Diluted	$0.61	$0.04	$(0.01)	$0.54	$0.20

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

EXHIBIT INDEX

Exhibit	Description
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Form of Limited Power of Attorney.
31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert K. Julian pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Oliver G. Brewer III and Robert K. Julian pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document