Form 10-Q
period 2016-03-31
CALLAWAY GOLF CO
filed 2016-05-02
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2016, the number of shares outstanding of the Registrant’s common stock outstanding was 93,941,287.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "on track," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, market conditions, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, the reversal of the deferred tax valuation allowance in future periods, future income tax expense, the future impact of new accounting standards and the expected term and timing of the Company's planned joint venture in Japan. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:

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
For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K, as well as the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K subsequently filed with the Securities and Exchange Commission from time to time. Investors should not place undue reliance on these forward-looking statements, which are based on current information and speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect new information or events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex-Apex Tour-APW-Aqua Dry-Arm Lock-Backstryke-Big Bertha-Big Bertha Alpha-Big T-Black Series-Callaway-Callaway Golf- Callaway Media Productions-Callaway Supersoft-CF16-C Grind-Chev-Chev 18-Chevron Device-Chrome Soft-Comfort Tech-CXR-D.A.R.T.-Dawn Patrol-Divine-Dual Softfast Core-Eagle-Engage-ERC-FTiZ-FT Optiforce-Fast Tech Mantle-FT Performance-FT Tour-Fusion-Fusion RX-Gems-Gravity Core-Great Big Bertha-Heavenwood-Hex Aerodynamics-Hex Chrome-Hex Soft-Hex Solaire-HX-Hyper Lite-Hyper Speed Face-IMIX-Innovate or Die design-Ion X-Jailbird-Kings of Distance-Legacy-Longer From Everywhere-Mack Daddy-MarXman-MD3 Milled-MetalX-Number One Putter in Golf-Odyssey-Odyssey Works-OptiFit-Opti Flex-Opti Grip-Opti Shield-Opti Therm-ORG 14-ORG 15-ProType-·R·-Rossie-R Moto-S2H2-Sabertooth-SoftFast-Solaire-Speed Regime-Speed Step-SR1-SR2-SR3-Steelhead-Strata-Strata Jet-Stronomic-Superhot-Tank-Tank Cruiser-Teron-Tech Series-TiHot-Toe Up-Tour Authentic-Trade In! Trade Up!-Trionomer Cover-Tru Bore-udesign-Uptown-Versa-Warbird-Weather Series-Wedgeducation-W Grind-White Hot-White Hot Tour-White Hot Pro-White Hot Pro Havok-White Hot RX-White Ice-World's Friendliest-X-12-X-14-X-16-X-18-X-20- X-22-X-24-X Act-X Hot-X Hot Pro-X² Hot-XR16-XR design-XROS-X Series-XSPANN-Xtra Traction Technology-XTT-Xtra Width Technology-2Ball-2BallFang-3Deep.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$35,136	$49,801
Accounts receivable, net	233,210	115,607
Inventories	186,149	208,883
Income taxes receivable	1,857	487
Other current assets	14,346	16,709
Total current assets	470,698	391,487
Property, plant and equipment, net	55,631	55,808
Intangible assets, net	88,769	88,782
Goodwill	26,777	26,500
Deferred taxes, net	6,942	6,962
Investment in golf-related ventures (Note 6)	54,575	53,315
Other assets	8,480	8,370
Total assets	$711,872	$631,224
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$110,268	$122,620
Accrued employee compensation and benefits	22,025	33,518
Asset-based credit facilities	78,969	14,969
Accrued warranty expense	6,350	5,706
Income tax liability	2,741	1,823
Total current liabilities	220,353	178,636
Long-term liabilities:
Income tax payable	3,224	3,476
Deferred taxes, net	34,866	35,093
Long-term incentive compensation and other	770	1,074
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 94,214,295 and 93,769,199 shares issued at March 31, 2016 and December 31, 2015, respectively	942	938
Additional paid-in capital	324,922	322,793
Retained earnings	138,451	101,047
Accumulated other comprehensive loss	(9,248)	(11,813)
Less: Common stock held in treasury, at cost, 273,008 and 2,075 shares at March 31, 2016 and December 31, 2015, respectively	(2,408)	(20)
Total shareholders’ equity	452,659	412,945
Total liabilities and shareholders’ equity	$711,872	$631,224

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Net sales	$274,053	$284,179
Cost of sales	141,661	156,913
Gross profit	132,392	127,266
Operating expenses:
Selling expense	63,286	66,319
General and administrative expense	15,544	16,099
Research and development expense	8,234	7,916
Total operating expenses	87,064	90,334
Income from operations	45,328	36,932
Interest income	162	71
Interest expense	(783)	(2,092)
Other income (expense), net	(4,916)	2,546
Income before income taxes	39,791	37,457
Income tax provision	1,401	1,638
Net income	$38,390	$35,819

Earnings per common share:
Basic	$0.41	$0.46
Diluted	$0.40	$0.39
Weighted-average common shares outstanding:
Basic	93,952	77,753
Diluted	95,424	93,896

Dividends declared per common share	$0.01	$0.01

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$38,390	$35,819
Other comprehensive income, before tax:
Change in fair value of derivative instruments	(2,287)	1,856
Foreign currency translation adjustments	4,761	(6,978)
Comprehensive income, before tax	40,864	30,697
Income tax benefit related to items of other comprehensive income	91	—
Comprehensive income	$40,955	$30,697

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$38,390	$35,819
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,157	4,703
Deferred taxes	—	(15)
Share-based compensation	2,194	1,826
Gain on disposal of long-lived assets and deferred gain amortization	(270)	(257)
Discount amortization on convertible notes	—	202
Change in assets and liabilities:
Accounts receivable, net	(114,973)	(155,309)
Inventories	25,625	23,357
Other assets	(2,821)	1,129
Accounts payable and accrued expenses	(11,793)	9,274
Accrued employee compensation and benefits	(11,641)	(11,111)
Accrued warranty expense	644	801
Income taxes receivable/payable	(718)	(295)
Other liabilities	(253)	(472)
Net cash used in operating activities	(71,459)	(90,348)
Cash flows from investing activities:
Capital expenditures	(4,963)	(2,393)
Investment in golf-related ventures	(1,260)	—
Collection of note receivable	3,104	—
Proceeds from sales of property and equipment	6	1
Net cash used in investing activities	(3,113)	(2,392)
Cash flows from financing activities:
Proceeds from asset-based credit facilities, net	64,000	79,083
Exercise of stock options	384	2,239
Dividends paid	(941)	(780)
Acquisition of treasury stock	(2,878)	(1,402)
Net cash provided by financing activities	60,565	79,140
Effect of exchange rate changes on cash and cash equivalents	(658)	(799)
Net decrease in cash and cash equivalents	(14,665)	(14,399)
Cash and cash equivalents at beginning of period	49,801	37,635
Cash and cash equivalents at end of period	$35,136	$23,236
Supplemental disclosures:
Cash paid for income taxes, net	$2,122	$1,929
Cash paid for interest and fees	$527	$2,812
Noncash investing and financing activities:
Issuance of treasury stock for compensatory stock awards released from restriction	$—	$3,300
Accrued capital expenditures at period-end	$793	$656

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2015	93,769	$938	$322,793	$101,047	$(11,813)	(2)	$(20)	$412,945
Acquisition of treasury stock	—	—	—	—	—	(328)	(2,878)	(2,878)
Exercise of stock options	—	—	(106)	—	—	57	490	384
Compensatory awards released from restriction	440	4	(4)	—	—	—	—	—
Share-based compensation	—	—	2,194	—	—	—	—	2,194
Stock dividends	5	—	45	(45)	—	—	—	—
Cash dividends	—	—	—	(941)	—	—	—	(941)
Equity adjustment from foreign currency translation	—	—	—	—	4,761	—	—	4,761
Change in fair value of derivative instruments	—	—	—	—	(2,196)	—	—	(2,196)
Net income	—	—	—	38,390	—	—	—	38,390
Balance at March 31, 2016	94,214	$942	$324,922	$138,451	$(9,248)	(273)	$(2,408)	$452,659

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by Callaway Golf Company (the “Company” or “Callaway Golf”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Commission. These consolidated condensed financial statements, in the opinion of management, include all the normal and recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.
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
Recent Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This amendment is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company is currently evaluating the impact of this guidance on its consolidated condensed financial statements and disclosures.
In March 2016, the FASB issued ASU 2016-04, "Liabilities —Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products." The amendment clarifies when it is acceptable to recognize the unredeemed portion of prepaid gift cards into income, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated condensed financial statements and disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged and lessees will no longer be provided with a source of off-balance sheet financing. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements and disclosures.
In January 2016, the FASB issued ASU No. 2016-01, "'Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendment requires (i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). This amendment eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements and disclosures.
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments apply to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in-scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect that the adoption of this amendment will have a material impact on its consolidated condensed financial statements.
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, and provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. Until the issuance of this ASU, U.S. GAAP lacked guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect that the adoption of this amendment will have a material impact on its consolidated condensed financial statements and disclosures.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, "Property, Plant, and Equipment," and intangible assets within the scope of Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements and disclosures.
Note 2. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its primary and Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of March 31, 2016, the Company had $78,969,000 outstanding under both facilities, $1,007,000 in outstanding letters of credit, and $35,136,000 in cash and cash equivalents. The combined maximum amount that could have been outstanding under both facilities on March 31, 2016, after letters of credit was $192,146,000, resulting in total available liquidity including cash on hand of $227,282,000 compared to the maximum amount that could have been outstanding under both facilities on March 31, 2015 of $183,732,000, and total available liquidity including cash on hand of $206,968,000.

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
As of March 31, 2016, the Company had $65,200,000 in borrowings outstanding under the ABL Facility and $1,007,000 in outstanding letters of credit. The maximum amount of additional indebtedness (as defined by the ABL Facility) that could have been outstanding on March 31, 2016, after outstanding borrowings and letters of credit, was approximately $109,180,000. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the first half of the year when the Company’s inventory and accounts receivable balances are higher and is lower during the second half of the year when the Company's inventory levels decrease and its accounts receivable decrease as a result of cash collections and lower sales. Average outstanding borrowings during the three months ended March 31, 2016 were $43,412,000, and the average amount available under the ABL Facility during the three months ended March 31, 2016, after outstanding borrowings and letters of credit, was approximately $95,160,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable on June 23, 2019.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including meeting certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. As of March 31, 2016, the maximum amount that the Company could have paid out in dividends was $74,680,000. As of March 31, 2016, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below $23,000,000. The Company’s borrowing base availability was above $23,000,000 during the three months ended March 31, 2016, and the Company was in compliance with the fixed charge coverage ratio as of March 31, 2016. Had the Company not been in compliance with the fixed charge coverage ratio as of March 31, 2016, the Company's maximum amount of additional indebtedness that could have been outstanding on March 31, 2016 would have been reduced by $23,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. The applicable margin for any month will be reduced by 0.25% if the Company’s availability ratio is greater than or equal to 67% and the Company’s “leverage ratio” (as defined below) is less than 4.0 to 1.0 as of the last day of the month for which financial statements have been delivered, so long as no default or event of default exists. The Company’s “leverage ratio” is the ratio of the amount of debt for borrowed money to the twelve-month trailing EBITDA (as defined in the ABL Facility), each determined on a consolidated basis. At March 31, 2016, the Company’s trailing 12 months average interest rate applicable to its outstanding loans under the ABL Facility, including the fees described below, was 4.58%.
In addition, the ABL Facility provides for monthly fees ranging from 0.25% to 0.375% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $4,970,000, which are amortized into interest expense over the term of the ABL Facility agreement. Unamortized fees at March 31, 2016 and December 31, 2015 totaled $1,662,000 and $1,781,000, respectively, of which $511,000 and $509,000 were included in other current assets, respectively, and $1,151,000 and $1,272,000 were included in other assets, respectively, in the accompanying consolidated condensed balance sheets.
Japan ABL Facility
The Company has a separate asset-based loan and guarantee agreement between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFG, Ltd and The Development Bank of Japan (as amended, the "Japan ABL Facility"). The Company can borrow up to 2 billion Yen (or U.S. $17,766,000, using the exchange rate in effect as of March 31, 2016) under this credit facility over a two-year term, and the amounts outstanding are secured by certain assets, including eligible inventory.
The Japan ABL Facility is subject to an effective interest rate equal to TIBOR plus 0.25%. At March 31, 2016, the trailing 12 months average interest rate applicable to the Company's outstanding loans under the Japan ABL Facility, together with fees was 2.48% and includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of March 31, 2016, the Company was in compliance with these covenants. There were 1.6 billion Yen (or U.S. $13,769,000 using the exchange rate in effect as of March 31, 2016) in borrowings outstanding under this facility at March 31, 2016, and the maximum amount that could have been outstanding at March 31, 2016 was 2 billion Yen (or U.S. $17,766,000).
Convertible Senior Notes
In 2012, the Company issued $112,500,000 of 3.75% Convertible Senior Notes (the “convertible notes”). The convertible notes were convertible at the option of the note holder at any time on or prior to the close of business on the business day immediately preceding August 15, 2019, into shares of common stock at an initial conversion rate of 133.3333 shares per $1,000 principal amount of convertible notes, which is equal to an aggregate of 15,000,000 shares of common stock at a conversion price of approximately $7.50 per share, subject to customary anti-dilution adjustments. In connection with these convertible notes, the Company incurred transactional fees of $3,537,000, which were being amortized over the term of the convertible notes.
During the second half of 2015, the convertible notes were retired pursuant to certain exchange transactions and shareholder conversions, which resulted, among other things, in the issuance of 15,000,000 shares of the Company's common stock to the note holders. In connection with the retirement of the convertible notes, the Company recorded $108,955,000 in shareholders' equity as of December 31, 2015, net of the outstanding discount of $3,395,000. There were no convertible notes outstanding as of March 31, 2016 and December 31, 2015.
In connection with the elimination of the convertible notes, the Company accelerated the amortization of transaction fees during the second half of 2015. As a result, there were no transaction fees amortized during the three months ended March 31, 2016. Total interest and amortization expense recognized in the three months ended March 31, 2015 was $1,258,000.
Note 3. Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted earnings per common share reflects the potential dilution that could occur if convertible securities, or other contracts to issue common stock, were exercised or converted into common stock. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method and the if-converted method in accordance with Accounting Standards Codification ("ASC") Topic 260, “Earnings per Share.” Dilutive securities include convertible notes, options granted pursuant to the Company’s stock option plans and outstanding restricted stock units and performance share units granted to employees and non-employee directors (see Note 10).
Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported or in periods when diluted earnings per share is higher than basic earnings per share.

The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Earnings per common share—basic
Net income	$38,390	$35,819
Weighted-average common shares outstanding—basic	93,952	77,753
Basic earnings per common share	$0.41	$0.46
Earnings per common share—diluted
Net income	$38,390	$35,819
Add: Interest on convertible debt	—	1,246
Net income including assumed conversions	$38,390	$37,065
Weighted-average common shares outstanding—basic	93,952	77,753
Convertible notes weighted-average shares outstanding	—	15,000
Options and restricted stock	1,472	1,143
Weighted-average common shares outstanding—diluted	95,424	93,896
Dilutive earnings per common share	$0.40	$0.39
For the three months ended March 31, 2016 and 2015, securities outstanding totaling approximately 413,000 and 705,000 shares, respectively, comprised of stock options and restricted stock units, have been excluded from the calculation of earnings per common share—diluted as their effect would be antidilutive.
Note 4. Inventories
Inventories are summarized below (in thousands):

	March 31, 2016	December 31, 2015
Inventories:
Raw materials	$50,446	$53,876
Work-in-process	560	703
Finished goods	135,143	154,304
	$186,149	$208,883
Note 5. Goodwill and Intangible Assets
Goodwill and intangible assets, which consist of trade names, trademarks, service marks, trade dress, patents and other intangible assets, were acquired in connection with the acquisition of Odyssey Sports, Inc. in 1997, FrogTrader, Inc. in 2004, and certain foreign distributors. Internally developed intangible assets are expensed as incurred.
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
Goodwill at March 31, 2016 and December 31, 2015 was $26,777,000 and $26,500,000, respectively. The increase in goodwill during the three months ended March 31, 2016 of $277,000 was due to foreign currency fluctuations.

The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	March 31, 2016			December 31, 2015
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$88,590	$—	$88,590	$88,590	$—	$88,590
Amortizing:
Patents	2-16	31,581	31,402	179	31,581	31,389	192
Developed technology and other	1-9	7,961	7,961	—	7,961	7,961	—
Total intangible assets		$128,132	$39,363	$88,769	$128,132	$39,350	$88,782
Aggregate amortization expense on intangible assets was approximately $13,000 for each of the three months ended March 31, 2016 and 2015.
Amortization expense related to intangible assets at March 31, 2016 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2016	$38
2017	51
2018	51
2019	39
$179
Note 6. Investments
Investment in TopGolf International, Inc.
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
In January 2016, the Company invested an additional $1,260,000 in preferred shares of Topgolf, thereby increasing the Company's total investment as of March 31, 2016 to $54,575,000. In addition, in December 2015, the Company and Topgolf entered into a shareholder loan agreement, which resulted in a note receivable from Topgolf for $3,200,000. The loan was subject to an annual interest rate of 10.0%, and was due and payable on March 30, 2016. The loan was paid in full in February 2016.
The Company’s total ownership interest in TopGolf, including the Company's voting rights in the preferred shares of TopGolf, remains at less than 20.0% of the outstanding equity securities of TopGolf. As of March 31, 2016, the Company did not have the ability to significantly influence the operating and financing activities and policies of TopGolf, and accordingly, the Company’s investment in TopGolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other.”
On February 22, 2016, Topgolf announced that Providence Equity Partners L.L.C. (“Providence Equity”) has made a significant minority preferred stock investment in Topgolf (the “Providence Equity Investment”). In connection with the Providence Equity Investment, Topgolf used a portion of the proceeds it received to repurchase shares from its existing shareholders, other than Providence Equity (the “Topgolf Repurchase Program”). In April 2016, the Company sold approximately 10.0% or $5,767,000 (on a cost basis) of its preferred shares in Topgolf under the Topgolf Repurchase Program for $23,429,000, thereby reducing the Company's total investment to $48,808,000, and the Company's ownership percentage to approximately 15.0%. In connection with this sale, the Company will recognize a gain of approximately $17,662,000.
Based upon the transactions described above, the Company estimates the fair value of its Topgolf shares to be within the range of $207,000,000 to $217,000,000 immediately after the Providence Equity Investment and the Topgolf Repurchase Program.

This fair value estimate is based solely upon the valuations and pricing in the Providence Equity Investment and related Topgolf Repurchase Program. No discount has been attributed to this fair value estimate for any preferred terms, including any shareholder, governance or other rights provided to Providence Equity that may differ from those held by the Company, and no premium has been attributed to this fair value estimate for any incremental value that might otherwise apply in the case of a change in control transaction (e.g. an initial public offering or sale of Topgolf). The Company’s Topgolf shares are illiquid and there is no assurance that the Company could sell its shares for the estimated fair value, or at all. Further, this estimate represents the fair value as of a point in time immediately after the Providence Equity Investment. The future value of the Company’s shares may differ materially from the estimated fair value. The future fair value will be affected by many factors, including the availability of interested and willing buyers, the future performance of the Topgolf business, Topgolf’s future capital structure, potential future dilution, and private and public equity market valuations and market conditions. In the absence of the Providence Equity Investment, it would not have been practicable for the Company to estimate the fair value of its Topgolf shares and there is no assurance that the Company will be able to estimate the fair value of its Topgolf shares in the future.
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
The following table provides a reconciliation of the activity related to the Company’s reserve for accrued warranty expense (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$5,706	$5,607
Provision	1,737	1,803
Claims paid/costs incurred	(1,093)	(1,002)
Ending balance	$6,350	$6,408
Note 8. Income Taxes
The Company calculates its interim income tax provision in accordance with ASC 270, “Interim Reporting,” and ASC 740 “Accounting for Income Taxes” (together, “ASC 740”). At the end of each interim period, the Company estimates the annual effective tax rate for foreign operations and applies that rate to its ordinary foreign quarterly earnings. For the Company's U.S. operations, the Company uses the discrete method to calculate the U.S. interim tax expense as the annual effective rate is not considered a reliable estimate of year-to-date income tax expense. Under the discrete method, the Company determines its U.S. tax expense based upon actual results as if the interim period were an annual period. The Company's full U.S. valuation allowance position and the seasonality of the Company's business create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company believes that using the discrete method is more appropriate than the annual effective tax rate method to calculate the income tax provision related to its U.S. operations.
The realization of deferred tax assets, including loss and credit carry forwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. Due to the Company's cumulative pre-tax operating losses generated in the United States from 2009 to 2014, the Company recorded a valuation allowance against its U.S. deferred tax assets. As of March 31, 2016, the valuation allowance against the U.S. deferred tax assets was $164,616,000. So long as the valuation allowance exists, U.S. income tax expense related to deferred tax assets will be offset by the associated valuation allowance, resulting in an effective U.S. income tax rate on a consolidated basis substantially less than statutory rates. Once the Company demonstrates sufficient positive evidence that it is more likely than not that the Company will be able to realize its deferred tax assets, the valuation allowance would be reversed. Such evidence includes a sustained return to profitability in the U.S. business. The Company’s U.S. business was profitable in 2015. If this trend continues, the Company would be able to reverse all or a significant portion of the valuation allowance. If the Company were to reverse the valuation allowance, the Company would realize a significant one-time non-cash tax benefit in the period of reversal. Prospectively, the Company would then report an effective U.S. income tax rate on a consolidated basis that is closer to its statutory rates.
The provision for income taxes is primarily comprised of taxes related to the Company's foreign operations. The income tax provision for the three months ended March 31, 2016 and 2015 was $1,401,000 and $1,638,000, respectively. The decrease in the income tax provision was primarily due to the decrease in income taxes in foreign jurisdictions in the first quarter of 2016.
At March 31, 2016, the gross liability for income taxes associated with uncertain tax positions was $7,061,000. Of this amount $901,000, would benefit the Company’s consolidated condensed financial statements and effective income tax rate, if favorably settled. The unrecognized tax benefit liabilities are expected to decrease by approximately $183,000 during the next 12 months. The gross liability for uncertain tax positions decreased by $29,000 for the three months ended March 31, 2016. The decrease was primarily due to foreign currency translation and the lapse of statutes of limitation in various jurisdictions.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended March 31, 2016 and 2015, the Company's provision for income taxes includes benefits of $24,000 and $25,000, respectively, related to the recognition and reversal of interest and penalties, respectively. As of March 31, 2016 and December 31, 2015, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $1,035,000 and $1,060,000, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2010 and prior
California (United States)	2008 and prior
Canada	2009 and prior
Japan	2009 and prior
South Korea	2011 and prior
United Kingdom	2011 and prior
Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating losses and credit carry-forwards may be limited significantly if the Company were to experience a cumulative change in ownership of the Company's stock by “5-percent shareholders” that exceeds 50% over a rolling three-year period. The Company does not believe there has been a cumulative change in ownership in excess of 50% during that period. The Company continues to monitor changes in ownership. If such a cumulative change did occur in any three year period and the Company were limited in the amount of losses it could use to offset taxable income, the Company's results of operations and cash flows could be adversely impacted.
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
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. As of March 31, 2016, the Company has entered into many of these contractual agreements with terms ranging from one to four years. The minimum obligation that the Company is required to pay under these agreements is $68,530,000 over the next four years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future minimum purchase commitments as of March 31, 2016, are as follows (in thousands):

Remainder of 2016	$44,643
2017	18,681
2018	4,326
2019	874
Thereafter	6
$68,530
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $1,007,000 as of March 31, 2016.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2016 was not material to the Company’s financial position, results of operations or cash flows.

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
Note 10. Share-Based Employee Compensation
As of March 31, 2016, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan"). From time to time, the Company grants stock options, restricted stock units, phantom stock units, stock appreciation rights and other awards under these plans.
The table below summarizes the amounts recognized in the financial statements for the three months ended March 31, 2016 and 2015 for share-based compensation, including expense for stock options, restricted stock units, phantom stock units, cash settled stock appreciation rights and performance share units.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cost of sales	$142	$337
Operating expenses	1,910	5,033
Total cost of share-based compensation included in income, before income tax	$2,052	$5,370
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
There were no stock options granted during the three months ended March 31, 2016 or 2015. Total compensation expense recognized for stock options during the three months ended March 31, 2016 and 2015 was $121,000 and $376,000, respectively. At March 31, 2016, the total amount of unamortized expense related to stock options was $73,000, which will be recognized over a weighted-average period of 2.2 years.
Restricted Stock Units
Restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan are valued at the Company’s closing stock price on the date of grant and generally vest within a one to three year period. Compensation expense for restricted stock units is recognized over the vesting period and is reduced by an estimate for forfeitures. During the three months ended March 31, 2016 and 2015, the Company granted 493,000 and 406,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $8.61 and $7.87, respectively. Total compensation expense, net of estimated forfeitures, recognized for restricted stock units during the three months ended March 31, 2016 and 2015 was $1,040,000 and $920,000, respectively.
At March 31, 2016, the Company had $7,762,000 of total unamortized compensation expense related to non-vested restricted stock units under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.
Performance Share Units
Performance share units granted under the 2004 Incentive Plan are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified metrics over a one to three year performance period from the date of grant. These performance metrics are established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 50% to 200% of the participant's target award. Performance share units are initially valued at the Company's closing stock price on the date of grant. Compensation expense, net of estimated forfeitures, is recognized over the vesting period and will vary based on remeasurements during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the threshold performance metrics are not achieved as of the end of the performance period. The performance units cliff-vest in full at the end of a three year period.
The Company granted 420,000 and 483,000 shares underlying performance units during the three months ended March 31, 2016 and 2015, respectively, at a weighted average grant-date fair value of $8.61 and $7.87 per share, respectively.
During the three months ended March 31, 2016 and 2015, the Company recognized total compensation expense, net of estimated forfeitures, of $1,033,000 and $530,000, respectively, for performance share units. At March 31, 2016, unamortized compensation expense related to these awards was $8,120,000, which is expected to be recognized over a weighted-average period of 1.9 years.
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
There were 3,000 phantom stock units granted during the three months ended March 31, 2016 at a grant date fair value of $8.61. The Company recognized $1,000 in expense for the three months ended March 31, 2016 for these phantom stock units. There were no phantom stock units granted during the three months ended March 31, 2015. The Company recognized $317,000 of compensation expense related to previously granted phantom stock units during the three months ended March 31, 2015. All of the previously granted phantom stock units were fully vested as of December 31, 2015.
Stock Appreciation Rights
Cash settled stock appreciation rights ("SARs") granted under the 2004 Incentive Plan are valued using the Black-Scholes option-pricing model on the date of grant. SARs are subsequently remeasured at each interim reporting period based on a revised Black-Scholes value until they are exercised. SARs vest over a three year period. As of March 31, 2016, all outstanding SARs were fully vested.
There were no SARs granted during the three months ended March 31, 2016 or 2015. The Company reversed $(143,000) and recognized $3,227,000 of compensation expense related to previously granted SARs during the three months ended March 31, 2016 and 2015, respectively. Accrued compensation expense for these awards was $1,168,000 and $1,460,000 at March 31, 2016 and December 31, 2015, respectively, which was recorded in accrued employee compensation and benefits in the accompanying consolidated condensed balance sheets.
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

The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 12) that are measured at fair value on a recurring basis by the above pricing levels at March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2016
Foreign currency forward contracts—asset position	$835	$—	$835	$—
Foreign currency forward contracts—liability position	(7,643)	—	(7,643)	—
	$(6,808)	$—	$(6,808)	$—
December 31, 2015
Foreign currency forward contracts—asset position	$680	$—	$680	$—
Foreign currency forward contracts—liability position	(342)	—	(342)	—
	$338	$—	$338	$—
The fair value of the Company’s foreign currency forward contracts is based on observable inputs that are corroborated by market data. Observable inputs include broker quotes, daily market foreign currency rates and forward pricing curves. Remeasurement gains and losses on foreign currency forward contracts designated as cash flow hedges are recorded in other comprehensive income, and in other income (expense) for non-designated foreign currency forward contracts (see Note 12) .
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at March 31, 2016 and December 31, 2015 are reasonable estimates of fair value due to the short-term nature of these balances. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
ABL Facility(1)	$65,200	$65,200	$—	$—
Japan ABL Facility(1)	$13,769	$13,769	$14,969	$14,969
Standby letters of credit(2)	$1,007	$1,007	$1,030	$1,030

(1)
The carrying value of amounts outstanding under the Company's ABL Facility and Japan ABL Facility approximates the fair value due to the short-term nature of this obligation. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 2 for information on the Company's credit facilities, including certain risks and uncertainties related thereto.

(2)
The carrying value of the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts. There were no amounts outstanding under these letters of credit as of March 31, 2016 and December 31, 2015. The fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include long-lived assets, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended March 31, 2016 and 2015, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
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
The Company accounts for its foreign currency forward contracts in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”). ASC Topic 815 requires the recognition of all derivatives instruments as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as a designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Gains and losses from the remeasurement of qualifying hedges are recorded as a component of other comprehensive income and released into earnings as a component of cost of goods sold or net sales during the period in which the hedged transaction takes place. Gains and losses on the ineffective portion of hedges (hedges that do not meet accounting requirements due to ineffectiveness) and derivatives that are not elected for hedge accounting treatment are immediately recorded in earnings as a component of other income (expense).
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
The following table summarizes the fair value of the Company's foreign currency forward contracts as well as the location of the asset and/or liability on the consolidated condensed balance sheets at March 31, 2016 and December 31, 2015 (in thousands):

	Asset Derivatives
	March 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$60	Other current assets	$520

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$775	Other current assets	$160

	Liability Derivatives
	March 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$1,734	Accounts payable and accrued expenses	$296
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$5,909	Accounts payable and accrued expenses	$46
The Company's foreign currency forward contracts are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company elected not to present these contracts on a net settlement amount basis, and are therefore presented on a gross basis on the accompanying consolidated condensed balance sheets at March 31, 2016 and December 31, 2015.
Cash Flow Hedging Instruments
Beginning in January 2015, the Company entered into foreign currency forward contracts designated as qualifying cash flow hedges to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 to 15 months from their inception. At March 31, 2016 and December 31, 2015, the notional amount of the Company's foreign currency forward contracts designated as cash flow hedge instruments was approximately $33,423,000 and $55,938,000, respectively. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the hypothetical derivative method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. Any ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company would discontinue hedge accounting prospectively if (i) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 11).
As of March 31, 2016, the Company recorded a net loss of $1,671,000 in other comprehensive income (loss) related to its hedging activities. Of this amount, for the three months ended March 31, 2016, net gains of $579,000 were relieved from other comprehensive income and recognized in cost of goods sold for the underlying intercompany sales that were recognized, and net losses of $365,000 were relieved from other comprehensive income and recognized in net sales for the underlying third party sales. For the three months ended March 31, 2015, the Company recognized net gains of $203,000 in other income (expense) as a result of ineffectiveness. There were no ineffective gains or losses recognized during the three months ended March 31, 2016. Forward points of $63,000 were expensed as of March 31, 2016. Based on the current valuation, the Company expects to reclassify net gains of $1,671,000 from accumulated other comprehensive income (loss) into net earnings during the next 12 months.
The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the three months ended March 31, 2016 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2016	2015
Foreign currency forward contracts	$(1,671)	$1,856

	Gain Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2016	2015
Foreign currency forward contracts	$214	$—

	Gain Recognized in Other Income (Expense) (Ineffective Portion)
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2016	2015
Foreign currency forward contracts	$—	$203

The following table details the amounts reclassified from accumulated other comprehensive loss to cost of goods sold, as well as changes in foreign currency translation for the three months ended March 31, 2016. Amounts shown do not include any tax effect due to the valuation allowance on the Company's deferred taxes in the United States (Note 8). Amounts are in thousands.

Accumulated other comprehensive loss, December 31, 2015	$(11,813)
Change in fair value of derivative instruments	(2,073)
Amounts reclassified from accumulated other comprehensive income to cost of goods sold	(579)
Amounts reclassified from accumulated other comprehensive income to net sales	365
Foreign currency translation adjustments	4,761
Accumulated other comprehensive loss, March 31, 2016, before tax	$(9,339)
Accumulated other comprehensive loss, March 31, 2016, after tax	$(9,248)
Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualified hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At March 31, 2016 and December 31, 2015, the notional amounts of the Company’s foreign currency forward contracts not designated as hedging instruments used to help mitigate the exposures discussed above were approximately $169,209,000 and $43,098,000, respectively. The increase in foreign currency forward contracts reflects the general timing of when the Company enters into these contracts. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 11).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Location of Net Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Net Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended March 31,
		2016	2015
Foreign currency forward contracts	Other income (expense), net	$(6,312)	$2,592
In addition, for the three months ended March 31, 2016 and 2015, the Company recognized net foreign currency losses related to transactions with its foreign subsidiaries of $1,312,000 and $479,000, respectively.
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
The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Net sales:
Golf Clubs	$232,637	$241,156
Golf Balls	41,416	43,023
	$274,053	$284,179
Income before income taxes:
Golf Clubs	$44,946	$40,940
Golf Balls	10,563	7,409
Reconciling items(1)	(15,718)	(10,892)
	$39,791	$37,457
Additions to long-lived assets:
Golf Clubs	$2,719	$2,083
Golf Balls	1,114	566
	$3,833	$2,649

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to an increase in net foreign currency losses, partially offset by decreases in corporate stock compensation expense and interest expense.

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
Cost of Sales. The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. Due to the recent actions taken to improve manufacturing efficiencies, a greater percentage of the Company's manufacturing costs became variable in nature and will fluctuate with sales volumes. With respect to the Company's operating segments, variable costs for golf clubs represent approximately 85% to 95% of cost of sales, and for golf balls, approximately 75% to 85%. Of these variable costs, material and component costs represent approximately 85% to 95% for golf clubs and approximately 75% to 85% for golf balls. On a consolidated basis, over 85% of total cost of sales is variable in nature, and of this amount, over 85% is comprised of material and component costs. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Golf Clubs and Golf Balls Segments Results for the Three Months Ended March 31, 2016 and 2015—Segment Profitability" below for further discussion of gross margins.
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
Foreign Currency. A significant portion of the Company’s business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency forward contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies and (iii) the mark-to-market adjustments on the Company’s foreign currency forward contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. During 2016, the Company’s reported net sales in regions outside the United States were negatively affected by the translation of foreign currency sales into U.S. dollars based on 2015 exchange rates. If exchange rates for the first three months of 2015 were applied to first quarter 2016 reported sales in regions outside the United States and all other factors were held constant, net sales in such regions would have been $2.2 million higher than the net sales reported in the first three months of 2015.
Executive Summary
The Company's net sales during the first quarter of 2016 decreased to $274.1 million compared to $284.2 million for the same period in 2015. This $10.1 million or 3.5% decrease in net sales was consistent with the Company's expectations and was primarily due to a planned strategic change in the timing of product launches including the extension of product life cycles combined with the negative impact of foreign currency exchange rates. The Company's 2016 product line was well received by retailers and consumers alike, which enabled the Company to continue to build on its brand momentum and maintain the number one dollar market share position in the United States for total golf clubs. In addition, the Company continued to realize operational efficiencies, which lead to increased profitability in the first quarter of 2016 compared to the same period in 2015.
Gross margin improved 350 basis points to 48.3% in the first quarter of 2016 from 44.8% in the first quarter of 2015 as a result of operational efficiencies from the Company's continuous efforts to improve its manufacturing and supply chain functions, combined with an increase in average selling prices, primarily within the irons and golf balls product categories, and a decrease in promotional activity period over period.
Operating expenses decreased $3.3 million or 3.6% and were consistent as a percentage of net sales in the first quarter of 2016 compared to the first quarter of 2015. This decrease was primarily due to a planned shift in advertising and promotional expenses from the first quarter to the second and third quarters of 2016.
Interest expense decreased $1.3 million to $0.8 million in the first quarter of 2016 compared to the first quarter of 2015 due to the retirement of the Company's convertible senior notes during the second half of 2015, and other income/expense decreased $7.5 million primarily due to an increase in net losses from the Company's foreign currency exchange hedging contracts.
Net income increased $2.6 million or 7.2% to $38.4 million in the first quarter of 2016 compared to $35.8 million in the first quarter of 2015, and diluted earnings per share increased to $0.40 on 95.4 million shares outstanding compared to $0.39 on 93.9 million shares outstanding, respectively, due to a significant improvement in gross margin combined with a decrease in operating expenses as discussed above.
In February 2016, the Company announced that it agreed to sell approximately 10% of its investment in Topgolf International, Inc., doing business as the Topgolf Entertainment Group ("Topgolf"). In April 2016, the Company completed the sale of its preferred shares of Topgolf for total proceeds of $23.4 million and recognized a gain of $17.7 million. Immediately after the sale, the Company retained a 15% ownership of Topgolf.
Additionally, in February 2016, the Company announced an agreement in principle to form a joint venture with its long-time apparel licensee, TSI Groove & Sports Co, Ltd., ("TSI"), a premier apparel manufacturer in Japan which is expected to be finalized during the second half of 2016. The planned venture will be named Callaway Apparel K.K. and will include the design, manufacture, retail and distribution of Callaway branded apparel, footwear and headwear in Japan. Callaway will own 52% of the planned joint venture and TSI will own the remaining 48%, which will result in the consolidation of the joint venture in the Company's future results of operations. Management believes this partnership with TSI will allow the two Companies to jointly invest and grow the business going forward. The completion of the planned joint venture is subject to the negotiation of definitive agreements and closing conditions and no assurance can be provided that it will close on the terms or timing described above.
Three-Month Periods Ended March 31, 2016 and 2015
Net sales for the first quarter of 2016 decreased by $10.1 million to $274.1 million compared to $284.2 million in the first quarter of 2015. This decrease was primarily driven by a planned strategic change in the timing of product launches, including the extension of product life cycles, particularly within the irons category, with the XR O/S line extension, which targeted a smaller segment of the market during the first quarter of 2016 compared to the full line of XR clubs launched during the first quarter of the prior year. This was partially offset by the successful sell-in of the Company's new XR drivers and the continued success of the Company's MD3 Milled line of wedges.

The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended March 31,		Decline
	2016	2015	Dollars	Percent
Net sales:
Golf clubs	$232.7	$241.2	$(8.5)	(3.5)%
Golf balls	41.4	43.0	(1.6)	(3.7)%
	$274.1	$284.2	$(10.1)	(3.6)%
For further discussion of each operating segment’s results, see "Golf Clubs and Golf Balls Segments Results for the Three Months Ended March 31, 2016 and 2015" below.
Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2016	2015	Dollars	Percent
Net sales:
United States	$160.1	$168.6	$(8.5)	(5.0)%
Europe	37.9	41.8	(3.9)	(9.3)%
Japan	39.3	37.2	2.1	5.6%
Rest of Asia	15.8	16.5	(0.7)	(4.2)%
Other countries	21.0	20.1	0.9	4.5%
	$274.1	$284.2	$(10.1)	(3.6)%
Net sales in the United States decreased $8.5 million (5.0%) to $160.1 million during the first quarter of 2016 compared to $168.6 million in the first quarter of 2015, primarily due to the change in timing of product launches including the extension of product life cycles, as discussed above. The Company’s sales in regions outside of the United States decreased $1.6 million (1.4%) to $114.0 million for the first quarter of 2016 compared to $115.6 million in the same quarter of 2015. The decrease in net sales in all regions outside the United States primarily resulted from the negative impact of changes in foreign currency rates combined with the shift in launch timing mentioned above partially offset by an increase in average selling prices.
Gross profit increased $5.1 million (4.0%) to $132.4 million for the first quarter of 2016 compared to $127.3 million in the first quarter of 2015. Gross profit as a percentage of net sales (“gross margin”) increased by 350 basis points to 48.3% in the first quarter of 2016 compared to 44.8% in the first quarter of 2015. The increase in gross margin was primarily due to improved operational efficiencies, an increase in average selling prices within the irons and golf balls categories and a decrease in promotional activity. These increases were partially offset by unfavorable changes in foreign currency exchange rates period over period. See "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Golf Clubs and Golf Balls Segments Results for the Three Months Ended March 31, 2016 and 2015—Segment Profitability" below for further discussion of gross margin.
Selling expenses decreased by $3.0 million to $63.3 million (23.1% of net sales) in the first quarter of 2016 compared to $66.3 million (23.3% of net sales) in the first quarter of 2015. This decline was primarily due to a planned decrease of $2.9 million in marketing and tour expenses, partially offset by the impact of foreign currency exchange rates on expenses.
General and administrative expenses decreased by $0.6 million to $15.5 million (5.7% of net sales) in the first quarter of 2016 compared to $16.1 million (5.7% of net sales) in the first quarter of 2015. This decline resulted primarily from a $2.7 million decrease in stock compensation expense due to the payout of cash settled awards during the first quarter of 2015, partially offset by increases of $1.0 million in legal expenses and $0.5 million in bad debt expense both due to a bad debt recovery recognized in the first quarter of 2015, a $0.5 million increase in professional fees and the impact of foreign currency exchange rates on expenses.
Research and development expenses increased by $0.3 million to $8.2 million (3.0% of net sales) in the first quarter of 2016 compared to $7.9 million (2.8% of net sales) in the first quarter of 2015.

Interest expense decreased by $1.3 million to $0.8 million during the first quarter of 2016 compared to $2.1 million in the first quarter of 2015 due to the savings realized in connection with the retirement of the Company's convertible notes into shares of common stock during the second half of 2015 (see Note 2 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q).
Other income/expense, net decreased to other expense of $4.9 million in the first quarter of 2016 compared to other income of $2.5 million in the first quarter of 2015. This decrease was primarily due to a $7.2 million increase in net foreign currency losses in the first quarter of 2016 compared to the first quarter of 2015, driven largely by the Company's hedging contracts.
The Company’s provision for income taxes decreased to $1.4 million in the first quarter of 2016, compared to $1.6 million in the first quarter of 2015. Due to the impact of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s income tax provision for the first quarter of 2016 and 2015 was primarily correlated to the pre-tax income of the Company's foreign subsidiaries.
Net income for the first quarter of 2016 increased $2.6 million to $38.4 million compared to $35.8 million in the first quarter of 2015. Diluted income per share increased to $0.40 in the first quarter of 2016 compared to $0.39 in the first quarter of 2015.
Golf Clubs and Golf Balls Segments Results for the Three Months Ended March 31, 2016 and 2015
Golf Clubs Segment
Golf club sales decreased $8.5 million (3.5%) to $232.7 million in the first quarter of 2016 compared to the first quarter of 2015. This decrease was primarily due to a decline in sales volumes in the irons and hybrid product categories primarily due to a planned shift in launch timing including the extension of product life cycles within the irons category, partially offset by the success of the Company's XR Drivers launched during the first quarter of 2016 and the continued success of its MD3 Milled line of wedges launched during the second half of 2015. Net sales by product category is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Decline
	2016	2015	Dollars	Percent
Net sales:
Woods	$86.1	$89.5	$(3.4)	(3.8)%
Irons	59.2	61.6	(2.4)	(3.9)%
Putters	29.8	30.9	(1.1)	(3.6)%
Accessories and other	57.6	59.2	(1.6)	(2.7)%
	$232.7	$241.2	$(8.5)	(3.5)%

The $3.4 million (3.8%) decrease in net sales of woods to $86.1 million for the quarter ended March 31, 2016 was primarily due to a decline in sales volumes combined with the negative impact of change in foreign currency rates in 2016 relative to 2015. The decrease in sales volumes was primarily due to a shift in launch timing resulting in fewer woods products launched during the first quarter of 2016 compared to the first quarter in the prior year, combined with the launch of the Company's XR O/S hybrids which were a smaller line extension relative to the prior year full line launch of XR hybrids during the first quarter of 2015. These decreases were partially offset by the success of the current year XR 16 drivers, which have surpassed the performance of their predecessor XR drivers, combined with an increase in average selling prices resulting from price increases at some of the Company's foreign locations to help offset recent changes in foreign currency rates, as well as a decrease in promotional activity.
Net sales of irons decreased $2.4 million (3.9%) to $59.2 million for the quarter ended March 31, 2016 compared to $61.6 million in the same period in the prior year. This was due to a decline in sales volume combined with the negative impact of changes in foreign currency rates relative to the prior year, partially offset by an increase in average selling prices. The decline in sales volumes was primarily due to a strategic shift in launch timing including the extension of product life cycles. During the first quarter of 2016, the Company launched it's XR O/S irons which were a smaller line extension compared to the prior year, full line launch of the Company's XR irons. This was partially offset by an increase in sales of the Company's APEX irons and MD3 Milled wedges, both of which were launched during the second half of 2015. The increase in average selling prices was due to the success of the more premium APEX irons with no comparable launch in the first quarter of 2015, combined with the continued success of the MD3 Milled wedges, which have a higher average selling price compared to the Mack Daddy 2 wedges, which were in the second year of their product life cycle in the first quarter of 2015.

Net sales of putters decreased $1.1 million (3.6%) to $29.8 million for the quarter ended March 31, 2016 compared to $30.9 million in the same period in the prior year due to a decline in sales volume combined with the negative impact of changes in foreign currency rates relative to the prior year. The decline in sales volume was due to the first quarter 2016 launch of the Company's White Hot RX putters which was a smaller launch compared to the full line of Odyssey Works putters launched during the first quarter of the prior year.
Net sales of accessories and other decreased $1.6 million (2.7%) to $57.6 million for the quarter ended March 31, 2016 compared to $59.2 million in the same period in the prior year. This decrease was primarily due to a decline in sales of GPS devices, footwear and package sets partially offset by an increase in sales of headwear and golf bags.
Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Decline
	2016	2015	Dollars	Percent
Net sales:
Golf balls	$41.4	$43.0	$(1.6)	(3.7)%
Net sales of golf balls decreased $1.6 million (3.7%) to $41.4 million for the quarter ended March 31, 2016 compared to $43.0 million in the same period in the prior year. This decrease was due to a decline in sales volume combined with the negative impact of changes in foreign currency rates relative to the prior year, partially offset by an increase in average selling prices, both due to the later launch timing of the Company's lower priced golf balls. Average selling prices were also favorably impacted by an increase in the sales price of the Company's Chrome Soft golf balls in the current year.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2016	2015	Dollars	Percent
Income before income taxes:
Golf clubs	$44.9	$40.9	$4.0	9.8%
Golf balls	10.6	7.4	3.2	43.2%
Reconciling items(1)	(15.7)	(10.8)	(4.9)	(45.4)%
	$39.8	$37.5	$2.3	6.1%

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to an increase in net foreign currency losses, partially offset by decreases in corporate stock compensation expense and interest expense.

Pre-tax income in the Company’s golf clubs operating segment increased to $44.9 million in the first quarter of 2016 from $40.9 million in the first quarter of 2015. This improvement was due to an increase in gross margin combined with a slight decrease in operating expenses, partially offset by a decrease in net sales, as discussed above, and the unfavorable changes in foreign currency exchange rates period over period. The increase in gross margin was primarily due to (i) improved operational efficiencies; (ii) an increase in average selling prices within the irons category due to the continued success of the MD3 Milled wedges that were launched during the second half of 2015; and (iii) a decrease in promotional activity period over period.
Pre-tax income in the Company’s golf balls operating segment increased to $10.6 million in the first quarter of 2016 from $7.4 million in the first quarter of 2015. This increase was primarily due to an increase in gross margin combined with a decrease in operating expenses, offset by a decrease in net sales as discussed above, and the unfavorable changes in foreign currency exchange rates period over period. The increase in gross margin was primarily due to (i) an increase in the average selling price of Chrome Soft golf balls launched in 2016 compared to the Chrome Soft golf balls launched in 2015; (ii) a favorable shift in product mix due to the later launch timing of lower priced golf balls; and (iii) improved operational efficiencies. The decrease in operating expenses was primarily due to a decrease in marketing expenses due to a shift in timing period over period, combined with an overall planned decrease year over year.
Financial Condition
The Company’s cash and cash equivalents decreased $14.7 million to $35.1 million at March 31, 2016 from $49.8 million at December 31, 2015. Cash used in operating activities improved to $71.5 million during the first quarter of 2016 compared to $90.3 million during the first quarter of 2015. This decrease was primarily due to a decrease in accounts receivable period over period due to improvements in the cash collection cycle partially offset by the timing of payments for inventory purchases. During the first quarter of 2016, the Company used its cash and cash equivalents and borrowings under its credit facilities to fund operating activities as well as $5.0 million in capital expenditures and $1.3 million in golf related ventures. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its credit facilities, as deemed necessary. See Note 2 "Financing Arrangements" to the Note to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-Q for further information on the ABL Facility.
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of March 31, 2016, the Company’s net accounts receivable increased $117.6 million to $233.2 million from $115.6 million as of December 31, 2015. The increase in accounts receivable reflects the general seasonality of the business and was primarily attributable to net sales of $274.1 million during the first quarter of 2016 compared to net sales of $153.3 million during the fourth quarter of 2015. The Company’s net accounts receivable as of March 31, 2016 decreased by $28.7 million compared to the Company’s net accounts receivable as of March 31, 2015. This decrease was primarily attributable to the timing of product launches, which resulted in lower sales in the first quarter of 2016 combined with improved cash collections compared to the first quarter of 2015.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s inventory decreased $22.7 million to $186.1 million as of March 31, 2016 compared to $208.9 million as of December 31, 2015. This decrease was primarily due to improved inventory management combined with the general seasonality of the Company's business. The Company’s inventory as of March 31, 2016 was generally comparable to the Company's inventory as of March 31, 2015.
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
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015). If the Company is unable to generate sufficient cash flows to fund its business due to a decline in sales or otherwise and is unable to reduce its manufacturing costs and operating expenses to offset such decline, the Company will need to increase its reliance on its credit facilities for needed liquidity. If the credit facilities are not then available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be materially adversely affected.
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
In connection with the Company's investment in Topgolf International, Inc., doing business as the Topgolf Entertainment Group (“Topgolf”), in April 2016, Topgolf repurchased shares from its existing shareholders. The Company sold $5.8 million of its preferred shares in Topgolf in connection with this repurchase program, and received cash proceeds of $23.4 million. For further discussion, see Note 6 "Investments" in the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q.
As of March 31, 2016, approximately 95% of the Company’s total cash is held in regions outside of the United States. If the Company were to repatriate such cash, outside of settling intercompany balances during the normal course of operations, it would need to accrue and pay incremental U.S. federal and state income taxes, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards. The Company has not, nor does it intend to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. In 2015 and 2014, the Company ceased its business operations in Thailand and Malaysia, respectively, and accordingly, the Company no longer maintains a permanent reinvestment assertion with respect to these two entities. The Company intends to repatriate the undistributed earnings from these two entities to the United States at the time that the winding-down process has been completed. Accordingly, the Company has accrued for the estimated incremental U.S. income taxes related to reversing its permanent indefinite reinvestment assertion. However, these incremental U.S. income taxes are expected to be offset by the utilization of the Company's cumulative U.S. net operating losses incurred through March 31, 2016. Except for the Company's foreign subsidiaries in Thailand and Malaysia, the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon.
Other Significant Cash and Contractual Obligations
The table set forth below summarizes certain significant cash obligations as of March 31, 2016 that could affect the Company’s future liquidity.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in millions)
ABL Facility	$65.2	$65.2	$—	$—	$—
Japan ABL Facility	13.8	13.8	—	—	—
Capital leases (1)	0.5	0.2	0.3	—	—
Operating leases(2)	20.1	7.0	8.0	3.5	1.6
Unconditional purchase obligations(3)	68.5	44.6	23.0	0.9	—
Uncertain tax contingencies(4)	3.2	0.3	0.4	0.4	2.1
Total	$171.3	$131.1	$31.7	$4.8	$3.7

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

(4)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of March 31, 2016. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion see Note 8 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit in the amount of $1.0 million as security for contingent liabilities under certain workers’ compensation insurance policies.
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2016 was not material to the Company’s financial position, results of operations or cash flows.
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
Capital Expenditures
The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $15.0 million for the year ending December 31, 2016.
Off-Balance Sheet Arrangements
The company has no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).
Critical Accounting Policies and Estimates
There have been no material changes to the Company's critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company's Form 10-K for the fiscal year ended December 31, 2015.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
The Company uses derivative financial instruments to mitigate its exposure to changes in foreign currency exchange rates. Transactions involving these financial instruments are with creditworthy banks, including the bank that is party to the Company’s ABL Facility (see Note 2 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company is also exposed to interest rate risk from its credit facilities.
Foreign Currency Fluctuations
Information about the Company's foreign currency hedging activities is set forth in Note 12 “Derivatives and Hedging,” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2016 through its foreign currency forward contracts.
The estimated maximum one-day loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, is $35.7 million at March 31, 2016. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities. Outstanding borrowings under these credit facilities accrue interest as described in Note 2 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.2 million over a 12 month period ending on March 31, 2016.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2016, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
Certain Factors Affecting Callaway Golf Company
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2015, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2015 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.
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
The following table summarizes the purchases by the Company during the first quarter of 2016. Included in these purchases are shares the Company acquired to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards.

	Three Months Ended March 31, 2016
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
January 1, 2016-January 31, 2016	—	$—	—	$48,039,617
February 1, 2016-February 29, 2016	160,233	$8.60	160,233	$46,661,306
March 1, 2016-March 31, 2016	167,570	$8.95	167,570	$45,161,505
Total	327,803	$8.78	327,803	$45,161,505
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
Date: April 29, 2016

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