Form 10-Q
period 2016-06-30
CALLAWAY GOLF CO
filed 2016-08-01
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the number of shares outstanding of the Registrant’s common stock outstanding was 94,030,894.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "on track," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, market conditions, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, the reversal of the deferred tax valuation allowance in future periods, future income tax expense and the future impact of new accounting standards. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:

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

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex-Apex Tour-APW-Aqua Dry-Arm Lock-Backstryke-Big Bertha-Big Bertha Alpha-Big T-Black Series-Callaway-Callaway Golf- Callaway Media Productions-Callaway Supersoft-CF16-C Grind-Chev-Chev 18-Chevron Device-Chrome Soft-Comfort Tech-CXR-D.A.R.T.-Dawn Patrol-Divine-Dual Softfast Core-Eagle-Engage-ERC-FTiZ-FT Optiforce-Fast Tech Mantle-FT Performance-FT Tour-Fusion-Fusion RX-Gems-Gravity Core-Great Big Bertha-Heavenwood-Hex Aerodynamics-Hex Chrome-Hex Soft-Hex Solaire-HX-Hyper Lite-Hyper Speed Face-IMIX-Innovate or Die design-Ion X-Jailbird-Kings of Distance-Legacy-Longer From Everywhere-Mack Daddy-MarXman-MD3 Milled-MetalX-Number One Putter in Golf-Odyssey-Odyssey Works-OptiFit-Opti Flex-Opti Grip-Opti Shield-Opti Therm-ORG 14-ORG 15-ProType-·R·-Rossie-R Moto-S2H2-Sabertooth-SoftFast-Solaire-Speed Regime-Speed Step-SR1-SR2-SR3-Steelhead-Strata-Strata Jet-Stronomic-SubZero-Superhot-Tank-Tank Cruiser-Teron-Tech Series-TiHot-Toe Up-Tour Authentic-Trade In! Trade Up!-Trionomer Cover-Tru Bore-udesign-Uptown-Versa-Warbird-Weather Series-Wedgeducation-W Grind-White Hot-White Hot Tour-White Hot Pro-White Hot Pro Havok-White Hot RX-White Ice-World's Friendliest-X-12-X-14-X-16-X-18-X-20- X-22-X-24-X Act-X Hot-X Hot Pro-X² Hot-XR16-XR design-XROS-X Series-XSPANN-Xtra Traction Technology-XTT-Xtra Width Technology-2Ball-2BallFang-3Deep.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$67,619	$49,801
Accounts receivable, net	205,058	115,607
Inventories	151,446	208,883
Income taxes receivable	2,382	487
Other current assets	12,670	16,709
Total current assets	439,175	391,487
Property, plant and equipment, net	53,399	55,808
Intangible assets, net	88,757	88,782
Goodwill	26,306	26,500
Deferred taxes, net	7,255	6,962
Investment in golf-related ventures (Note 6)	49,108	53,315
Other assets	8,525	8,370
Total assets	$672,525	$631,224
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$106,482	$122,620
Accrued employee compensation and benefits	25,433	33,518
Asset-based credit facilities	5,331	14,969
Accrued warranty expense	6,172	5,706
Income tax liability	3,769	1,823
Total current liabilities	147,187	178,636
Long-term liabilities:
Income tax payable	3,325	3,476
Deferred taxes, net	34,824	35,093
Long-term incentive compensation and other	882	1,074
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 94,214,295 and 93,769,199 shares issued at June 30, 2016 and December 31, 2015, respectively	942	938
Additional paid-in capital	325,805	322,793
Retained earnings	171,607	101,047
Accumulated other comprehensive loss	(10,356)	(11,813)
Less: Common stock held in treasury, at cost, 183,401 and 2,075 shares at June 30, 2016 and December 31, 2015, respectively	(1,691)	(20)
Total shareholders’ equity	486,307	412,945
Total liabilities and shareholders’ equity	$672,525	$631,224

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$245,594	$230,504	$519,647	$514,683
Cost of sales	134,961	128,807	276,622	285,720
Gross profit	110,633	101,697	243,025	228,963
Operating expenses:
Selling expense	64,388	59,966	127,674	126,285
General and administrative expense	17,089	15,536	32,633	31,635
Research and development expense	8,288	7,603	16,522	15,519
Total operating expenses	89,765	83,105	176,829	173,439
Income from operations	20,868	18,592	66,196	55,524
Interest income	332	276	494	347
Interest expense	(679)	(2,212)	(1,462)	(4,304)
Gain on sale of golf-related ventures (Note 6)	17,662	—	17,662	—
Other income (expense), net	(2,141)	(2,021)	(7,057)	525
Income before income taxes	36,042	14,635	75,833	52,092
Income tax provision	1,937	1,817	3,338	3,455
Net income	$34,105	$12,818	$72,495	$48,637

Earnings per common share:
Basic	$0.36	$0.16	$0.77	$0.62
Diluted	$0.36	$0.15	$0.76	$0.54
Weighted-average common shares outstanding:
Basic	94,029	78,395	93,990	78,076
Diluted	95,893	94,913	95,658	94,406

Dividends declared per common share	$0.01	$0.01	$0.02	$0.02

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$34,105	$12,818	$72,495	$48,637
Other comprehensive income, before tax:
Change in fair value of derivative instruments	64	187	(2,223)	2,043
Foreign currency translation adjustments	(1,143)	2,693	3,618	(4,285)
Comprehensive income, before tax	33,026	15,698	73,890	46,395
Income tax (expense) benefit related to items of other comprehensive income	(29)	—	62	—
Comprehensive income	$32,997	$15,698	$73,952	$46,395

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$72,495	$48,637
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,337	9,157
Deferred taxes	(347)	145
Share-based compensation	4,329	3,561
Gain on disposal of long-lived assets and deferred gain amortization	(124)	(510)
Gain on sale of golf-related investments	(17,662)	—
Discount amortization on convertible notes	—	395
Unrealized losses on foreign currency hedges	884	—
Change in assets and liabilities:
Accounts receivable, net	(86,452)	(112,433)
Inventories	61,843	35,166
Other assets	918	2,962
Accounts payable and accrued expenses	(18,475)	(9,941)
Accrued employee compensation and benefits	(8,119)	(9,979)
Accrued warranty expense	466	840
Income taxes receivable/payable	(161)	(378)
Other liabilities	(171)	(289)
Net cash provided by (used in) operating activities	17,761	(32,667)
Cash flows from investing activities:
Proceeds from sale of investments in golf-related ventures	23,429	—
Collection of note receivable	3,104	—
Capital expenditures	(7,487)	(5,912)
Investment in golf-related ventures	(1,560)	—
Proceeds from sales of property and equipment	20	2
Net cash provided by (used in) investing activities	17,506	(5,910)
Cash flows from financing activities:
(Repayments of) proceeds from asset-based credit facilities, net	(9,638)	27,364
Acquisition of treasury stock	(5,133)	(1,915)
Dividends paid	(1,882)	(1,565)
Exercise of stock options	2,096	5,330
Net cash (used in) provided by financing activities	(14,557)	29,214
Effect of exchange rate changes on cash and cash equivalents	(2,892)	(1,558)
Net increase (decrease) in cash and cash equivalents	17,818	(10,921)
Cash and cash equivalents at beginning of period	49,801	37,635
Cash and cash equivalents at end of period	$67,619	$26,714
Supplemental disclosures:
Cash paid for income taxes, net	$3,920	$3,596
Cash paid for interest and fees	$1,109	$3,494
Noncash investing and financing activities:
Issuance of treasury stock for compensatory stock awards released from restriction	$817	$3,669
Accrued capital expenditures at period-end	$640	$553
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2015	93,769	$938	$322,793	$101,047	$(11,813)	(2)	$(20)	$412,945
Acquisition of treasury stock	—	—	—	—	—	(571)	(5,133)	(5,133)
Exercise of stock options	—	—	(541)	—	—	299	2,637	2,096
Compensatory awards released from restriction	440	4	(821)	—	—	91	817	—
Share-based compensation	—	—	4,329	—	—	—	—	4,329
Stock dividends	5	—	45	(53)	—	—	8	—
Cash dividends	—	—	—	(1,882)	—	—	—	(1,882)
Equity adjustment from foreign currency translation	—	—	—	—	3,618	—	—	3,618
Change in fair value of derivative instruments	—	—	—	—	(2,161)	—	—	(2,161)
Net income	—	—	—	72,495	—	—	—	72,495
Balance at June 30, 2016	94,214	$942	$325,805	$171,607	$(10,356)	(183)	$(1,691)	$486,307

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
Recent Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This amendment is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company is currently evaluating the impact of this guidance on its consolidated condensed financial statements and disclosures.
In March 2016, the FASB issued ASU No. 2016-04, "Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products." The amendment clarifies when it is acceptable to recognize the unredeemed portion of prepaid gift cards into income, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated condensed financial statements and disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged and lessees will no longer be provided with a source of off-balance sheet financing. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements and disclosures.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendment requires (i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). This amendment eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements and disclosures.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, "Property, Plant, and Equipment," and intangible assets within the scope of Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements and disclosures.
Note 2. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its primary and Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of June 30, 2016, the Company had a total of $5,331,000 in borrowings outstanding under both facilities on a combined basis, $951,000 in outstanding letters of credit, and $67,619,000 in cash and cash equivalents. At June 30, 2015, the Company had a total of $42,599,000 in borrowings outstanding under both facilities on a combined basis, $1,149,000 in outstanding letters of credit, and $26,714,000 in cash and cash equivalents. The combined maximum amount that could have been outstanding under both facilities on June 30, 2016, after letters of credit, was $148,712,000, resulting in total available liquidity including cash on hand of $216,331,000 compared to the maximum amount that could have been outstanding under both facilities on June 30, 2015 of $161,940,000, and total available liquidity including cash on hand of $188,654,000.

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
As of June 30, 2016, the Company had no borrowings outstanding under the ABL Facility and $951,000 in outstanding letters of credit. The maximum amount of additional indebtedness (as defined by the ABL Facility) that could have been outstanding on June 30, 2016, after outstanding borrowings and letters of credit, was approximately $129,328,000. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the first half of the year when the Company’s inventory and accounts receivable balances are higher and is lower during the second half of the year when the Company's inventory levels decrease and its accounts receivable decrease as a result of cash collections and lower sales. Average outstanding borrowings during the six months ended June 30, 2016 were $38,801,000, and the average amount available under the ABL Facility during the six months ended June 30, 2016, after outstanding borrowings and letters of credit, was approximately $113,574,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable on June 23, 2019.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including meeting certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. As of June 30, 2016, the maximum amount that the Company could have paid out in dividends was $69,642,000. As of June 30, 2016, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below $23,000,000. The Company’s borrowing base availability was above $23,000,000 during the six months ended June 30, 2016, and the Company was in compliance with the fixed charge coverage ratio as of June 30, 2016. Had the Company not been in compliance with the fixed charge coverage ratio as of June 30, 2016, the Company's maximum amount of additional indebtedness that could have been outstanding on June 30, 2016 would have been reduced by $23,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. The applicable margin for any month could be reduced by 0.25% if the Company’s availability ratio is greater than or equal to 67% and the Company’s “leverage ratio” (as defined below) is less than 4.0 to 1.0 as of the last day of the month for which financial statements have been delivered, so long as no default or event of default exists. The Company’s “leverage ratio” is the ratio of the amount of debt for borrowed money to the twelve-month trailing EBITDA (as defined in the ABL Facility), each determined on a consolidated basis. At June 30, 2016, the Company’s trailing 12 month average interest rate applicable to its outstanding loans under the ABL Facility, including the fees described below, was 5.80%.
The ABL Facility provides for monthly fees ranging from 0.25% to 0.375% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $4,974,000, which are amortized into interest expense over the term of the ABL Facility agreement. Unamortized fees at June 30, 2016 and December 31, 2015 totaled $1,538,000 and $1,781,000, respectively, of which $513,000 and $509,000 were included in other current assets, respectively, and $1,025,000 and $1,272,000 were included in other assets, respectively, in the accompanying consolidated condensed balance sheets.
Japan ABL Facility
The Company has a separate asset-based loan and guarantee agreement between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFG, Ltd and The Development Bank of Japan (as amended, the "Japan ABL Facility"). The Company can borrow up to 2,000,000,000 Yen (or U.S. $19,384,000, using the exchange rate in effect as of June 30, 2016) under this credit facility over a two-year term, and the amounts outstanding are secured by certain assets, including eligible inventory.
The Japan ABL Facility is subject to an effective interest rate equal to TIBOR plus 0.25%. At June 30, 2016, the trailing 12 month average interest rate applicable to the Company's outstanding loans under the Japan ABL Facility together with fees was 2.56% and includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of June 30, 2016, the Company was in compliance with these covenants. Borrowings outstanding under this facility as of June 30, 2016 totaled 550,000,000 Yen (or U.S. $5,331,000 using the exchange rate in effect as of June 30, 2016), and the maximum amount that could have been outstanding at June 30, 2016 was 2,000,000,000 Yen (or U.S. $19,384,000).
Convertible Senior Notes
In 2012, the Company issued $112,500,000 of 3.75% Convertible Senior Notes (the “convertible notes”). The convertible notes were convertible at the option of the note holder at any time on or prior to the close of business on the business day immediately preceding August 15, 2019, into shares of common stock at an initial conversion rate of 133.3333 shares per $1,000 principal amount of convertible notes, which is equal to an aggregate of 15,000,000 shares of common stock at a conversion price of approximately $7.50 per share, subject to customary anti-dilution adjustments. In connection with these convertible notes, the Company incurred transactional fees of $3,537,000.
During the second half of 2015, the convertible notes were retired pursuant to certain exchange transactions and shareholder conversions, which resulted, among other things, in the issuance of 15,000,000 shares of the Company's common stock to the note holders. In connection with the retirement of the convertible notes, the Company recorded $108,955,000 in shareholders' equity as of December 31, 2015, net of the outstanding discount of $3,395,000. There were no convertible notes outstanding as of June 30, 2016 and December 31, 2015.
In connection with the elimination of the convertible notes, the Company accelerated the amortization of transaction fees during the second half of 2015. As a result, there were no transaction fees amortized during the three and six months ended June 30, 2016. Total interest and amortization expense recognized in the three and six months ended June 30, 2015 was $1,248,000 and $2,506,000, respectively.
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
Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported or in periods when anti-dilution occurs.

The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings per common share—basic
Net income	$34,105	$12,818	$72,495	$48,637
Weighted-average common shares outstanding—basic	94,029	78,395	93,990	78,076
Basic earnings per common share	$0.36	$0.16	$0.77	$0.62
Earnings per common share—diluted
Net income	$34,105	$12,818	$72,495	$48,637
Interest on convertible debt	—	1,260	—	2,506
Net income including assumed conversions	$34,105	$14,078	$72,495	$51,143

Weighted-average common shares outstanding—basic	94,029	78,395	93,990	78,076
Convertible notes weighted-average shares outstanding	—	15,000	—	15,000
Options and restricted stock	1,864	1,518	1,668	1,330
Weighted-average common shares outstanding—diluted	95,893	94,913	95,658	94,406
Dilutive earnings per common share	$0.36	$0.15	$0.76	$0.54
For the three months ended June 30, 2016 and 2015, securities outstanding totaling approximately 309,000 and 565,000 shares, respectively, comprised of stock options and restricted stock units, have been excluded from the calculation of earnings per common share—diluted as their effect would be antidilutive. For the six months ended June 30, 2016 and 2015, securities outstanding totaling approximately 361,000 and 605,000 shares, respectively, comprised of stock options and restricted stock units, have been excluded from the calculation of earnings per common share—diluted as their effect would be antidilutive.
Note 4. Inventories
Inventories are summarized below (in thousands):

	June 30, 2016	December 31, 2015
Inventories:
Raw materials	$45,940	$53,876
Work-in-process	525	703
Finished goods	104,981	154,304
	$151,446	$208,883
Note 5. Goodwill and Intangible Assets
Goodwill and intangible assets, which consist of trade names, trademarks, trade dress, patents and other intangible assets, were acquired in connection with the acquisition of Odyssey Sports, Inc. in 1997, FrogTrader, Inc. in 2004, and certain foreign distributors. Internally developed intangible assets are expensed as incurred.
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
Goodwill at June 30, 2016 and December 31, 2015 was $26,306,000 and $26,500,000, respectively. The decrease in goodwill during the six months ended June 30, 2016 of $194,000 was due to foreign currency fluctuations.

The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	June 30, 2016			December 31, 2015
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$88,590	$—	$88,590	$88,590	$—	$88,590
Amortizing:
Patents	2-16	31,581	31,414	167	31,581	31,389	192
Developed technology and other	1-9	7,961	7,961	—	7,961	7,961	—
Total intangible assets		$128,132	$39,375	$88,757	$128,132	$39,350	$88,782
Aggregate amortization expense on intangible assets was approximately $25,000 for each of the six months ended June 30, 2016 and 2015.
Amortization expense related to intangible assets at June 30, 2016 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2016	$26
2017	51
2018	51
2019	39
$167
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
In January 2016, the Company invested an additional $1,260,000 in preferred shares of Topgolf. In February 2016, Topgolf announced that Providence Equity Partners L.L.C. (“Providence Equity”) made a significant minority preferred stock investment in Topgolf (the “Providence Equity Investment”). In connection with the Providence Equity Investment, Topgolf used a portion of the proceeds it received to repurchase shares from its existing shareholders, other than Providence Equity (the “Topgolf Repurchase Program”). In April 2016, the Company sold approximately 10.0% or $5,767,000 (on a cost basis) of its preferred shares in Topgolf under the Topgolf Repurchase Program for $23,429,000, which reduced the Company's total investment to $48,808,000, and the Company's ownership percentage to approximately 15.0%. In connection with this sale, during the three months ended June 30, 2016, the Company recognized a gain of approximately $17,662,000 in other income (expense).
Based upon the transactions described above, the Company estimates that the fair value of its Topgolf shares was within the range of $207,000,000 to $217,000,000 immediately after the Providence Equity Investment and the Topgolf Repurchase Program. This fair value estimate is based solely upon the valuations and pricing in the Providence Equity Investment and related Topgolf Repurchase Program. No discount has been attributed to this fair value estimate for any preferred terms, including any shareholder, governance or other rights provided to Providence Equity that may differ from those held by the Company, and no premium has been attributed to this fair value estimate for any incremental value that might otherwise apply in the case of a change in control transaction (e.g. an initial public offering or sale of Topgolf). The Company’s Topgolf shares are illiquid and there is no assurance that the Company could sell its shares for the estimated fair value, or at all. Further, this estimate represents the fair value as of a point in time immediately after the Providence Equity Investment. The future value of the Company’s shares may differ materially from the estimated fair value. The current or future fair value will be affected by many factors, including the availability of interested and willing buyers, the future performance of the Topgolf business, Topgolf’s future capital structure, potential future dilution, and private and public equity market valuations and market conditions. In the absence of the Providence Equity Investment, it would not have been practicable for the Company to estimate the fair value of its Topgolf shares and there is no assurance that the Company will be able to estimate the fair value of its Topgolf shares in the future. As the fair value range was derived from the private placement transaction described above, it is categorized within Level 3 of the fair value hierarchy (see Note 11).
In addition, in December 2015, the Company and Topgolf entered into a shareholder loan agreement, which resulted in a note receivable from Topgolf for $3,200,000. The loan was subject to an annual interest rate of 10.0%, and was due and payable on March 30, 2016. The loan was paid in full in February 2016.
The Company’s total ownership interest in Topgolf, including the Company's voting rights in the preferred shares of Topgolf, remains at less than 20.0% of the outstanding equity securities of Topgolf. As of June 30, 2016, the Company did not have the ability to significantly influence the operating and financing activities and policies of Topgolf, and accordingly, the Company’s investment in Topgolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other.”
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
The following table provides a reconciliation of the activity related to the Company’s reserve for accrued warranty expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$6,350	$6,408	$5,706	$5,607
Provision	1,503	1,466	3,240	3,269
Claims paid/costs incurred	(1,681)	(1,427)	(2,774)	(2,429)
Ending balance	$6,172	$6,447	$6,172	$6,447
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
The realization of deferred tax assets, including loss and credit carry forwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. Due to the Company's cumulative pre-tax operating losses generated in the United States from 2009 to 2014, the Company recorded a valuation allowance against its U.S. deferred tax assets. As of June 30, 2016, the valuation allowance against the U.S. deferred tax assets was $164,616,000. So long as the valuation allowance exists, U.S. income tax expense related to deferred tax assets will be offset by the associated valuation allowance, resulting in an effective U.S. income tax rate on a consolidated basis substantially less than statutory rates. Once the Company demonstrates sufficient positive evidence that it is more likely than not that the Company will be able to realize its deferred tax assets, the valuation allowance would be reversed. Such evidence includes a sustained return to profitability in the U.S. business. The Company’s U.S. business was profitable in 2015 and the first half of 2016. If this trend continues, the Company would be able to reverse all or a significant portion of the valuation allowance. If the Company were to reverse the valuation allowance, the Company would realize a significant one-time, non-cash tax benefit in the period of reversal. Prospectively, the Company would then report an effective U.S. income tax rate on a consolidated basis that is closer to its statutory rates.
The provision for income taxes is primarily comprised of taxes related to the Company's foreign operations. The income tax provision for the three months ended June 30, 2016 and 2015 was $1,937,000 and $1,817,000, respectively. The increase in the income tax provision was primarily due to the release of certain unrecognized tax benefits due to the lapse of statutes of limitation in various jurisdictions in the second quarter of 2015. The income tax provision for the six months ended June 30, 2016 and 2015 was $3,338,000 and $3,455,000, respectively. The decrease in the income tax provision was primarily due to the decrease in income taxes in foreign jurisdictions in the first six months of 2016.
At June 30, 2016, the gross liability for income taxes associated with uncertain tax positions was $7,322,000. Of this amount, $903,000 would benefit the Company’s consolidated condensed financial statements and effective income tax rate, if favorably settled. The unrecognized tax benefit liabilities are expected to decrease by approximately $184,000 during the next 12 months. The gross liability for uncertain tax positions increased by $261,000 and $232,000 for the three and six months ended June 30, 2016, respectively. The increases were primarily due to increases in tax positions taken in the current year.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended June 30, 2016 and 2015, the Company's provision for income taxes includes an expense of $54,000 and a benefit of $10,000, related to the recognition and reversal of interest and penalties, respectively. For the six months ended June 30, 2016 and 2015, the Company's provision for income taxes includes an expense of $29,000 and a benefit of $35,000 related to the recognition and reversal of interest and penalties, respectively. As of June 30, 2016 and December 31, 2015, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $1,089,000 and $1,060,000, respectively.
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
Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating losses and credit carry-forwards may be limited significantly if the Company were to experience a cumulative change in ownership of the Company's stock by “5-percent shareholders” that exceeds 50% over a rolling three-year period. The Company does not believe there has been a cumulative change in ownership in excess of 50% during that period. The Company continues to monitor changes in ownership. If such a cumulative change did occur in any three-year period and the Company were limited in the amount of losses it could use to offset taxable income, the Company's results of operations and cash flows could be adversely impacted.
Note 9. Commitments & Contingencies
Legal Matters
The Company is subject to routine legal claims, proceedings and investigations incident to its business activities, including claims, proceedings, and investigations relating to commercial disputes and employment matters. The Company also receives information from time to time claiming that products sold by the Company infringe or may infringe patent, trademark or other intellectual property rights of third parties. One or more such claims of potential infringement could lead to litigation, the need to obtain licenses, the need to alter a product to avoid infringement, a settlement or judgment or some other action or material loss by the Company, which also could adversely affect the Company’s overall ability to protect its product designs and ultimately limit its future success in the marketplace. In addition, the Company is occasionally subject to non-routine claims, proceedings or investigations.

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
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, as well as endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. As of June 30, 2016, the Company has entered into many of these contractual agreements with terms ranging from one to six years. The minimum obligation that the Company is required to pay under these agreements is $69,423,000 over the next six years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future minimum commitments as of June 30, 2016, are as follows (in thousands):

Remainder of 2016	$44,625
2017	18,259
2018	4,909
2019	1,491
2020	118
Thereafter	21
$69,423
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $951,000 as of June 30, 2016.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the six months ended June 30, 2016 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 10. Share-Based Employee Compensation
As of June 30, 2016, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan"). From time to time, the Company grants stock options, restricted stock units, phantom stock units, stock appreciation rights and other awards under these plans.
The table below summarizes the amounts recognized in the financial statements for the three and six months ended June 30, 2016 and 2015 for share-based compensation, including expense for stock options, restricted stock units, phantom stock units, cash settled stock appreciation rights and performance share units.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Cost of sales	$180	$106	$322	$443
Operating expenses	2,303	1,191	4,213	6,224
Total cost of share-based compensation included in income, before income tax	$2,483	$1,297	$4,535	$6,667
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
There were no stock options granted during the first six months of 2016 or 2015. Total compensation expense recognized for stock options during the three months ended June 30, 2016 and 2015 was $8,000 and $368,000, respectively. Total compensation expense recognized for stock options during the six months ended June 30, 2016 and 2015 was $129,000 and $744,000, respectively. At June 30, 2016, the total amount of unamortized expense related to stock options was $64,000, which will be recognized over a weighted-average period of 1.9 years.
Restricted Stock Units
Restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan are valued at the Company’s closing stock price on the date of grant and generally vest within a one- to three-year period. Compensation expense for restricted stock units is recognized over the vesting period and is reduced by an estimate for forfeitures. During the three months ended June 30, 2016 and 2015, the Company granted 43,000 and 142,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $9.22 and $9.50, respectively. During the six months ended June 30, 2016 and 2015, the Company granted 539,000and 548,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $8.66 and $8.29, respectively.
Total compensation expense, net of estimated forfeitures, recognized for restricted stock units during the three months ended June 30, 2016 and 2015 was $1,062,000 and $841,000, respectively, and $2,102,000 and $1,761,000 for the six months ended

June 30, 2016 and 2015, respectively. At June 30, 2016, the Company had $7,119,000 of total unamortized compensation expense related to non-vested restricted stock units under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Performance Share Units
Performance share units granted under the 2004 Incentive Plan are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified metrics over a one- to three-year performance period from the date of grant. These performance metrics are established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 50% to 200% of the participant's target award. Performance share units are initially valued at the Company's closing stock price on the date of grant. Compensation expense, net of estimated forfeitures, is recognized over the vesting period and will vary based on remeasurements during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the threshold performance metrics are not achieved as of the end of the performance period. The performance units cliff-vest in full at the end of a three-year period.
The Company granted 420,000 and 509,000 shares underlying performance units during the six months ended June 30, 2016 and 2015, respectively, at a weighted average grant-date fair value of $8.61 and $7.96 per share, respectively. There were no performance share units granted during the three months ended June 30, 2016. The Company granted 26,000 shares underlying performance units during the three months ended June 30, 2015 at a weighted average grant-date fair value of $9.55.
During the three months ended June 30, 2016 and 2015, the Company recognized total compensation expense, net of estimated forfeitures, for performance share units of $1,064,000 and $526,000, respectively, and $2,097,000 and $1,056,000 during the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, unamortized compensation expense related to these awards was $7,047,000, which is expected to be recognized over a weighted-average period of 1.6 years.
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
There were no phantom stock units granted during the three and six months ended June 30, 2016 or 2015. The Company did not recognize expense related to phantom stock units as of June 30, 2016. The Company recognized $73,000 and $390,000 of compensation expense related to previously granted phantom stock units during the three and six months ended June 30, 2015, respectively. All of the previously granted phantom stock units were fully vested as of December 31, 2015.
Stock Appreciation Rights
Cash settled stock appreciation rights ("SARs") granted under the 2004 Incentive Plan are valued using the Black-Scholes option-pricing model on the date of grant. SARs are subsequently remeasured at each interim reporting period based on a revised Black-Scholes value until they are exercised. SARs vest over a three-year period. As of June 30, 2016, all outstanding SARs were fully vested.
There were no SARs granted during the first six months of 2016 or 2015. The Company recognized $350,000 and reversed $511,000 of compensation expense related to previously granted SARs during the three months ended June 30, 2016 and 2015, respectively, and recognized $207,000 and $2,716,000 of compensation expense related to previously granted SARs during the six months ended June 30, 2016 and 2015, respectively. Accrued compensation expense for these awards was $361,000 and $1,460,000 at June 30, 2016 and December 31, 2015, respectively, which was recorded in accrued employee compensation and benefits in the accompanying consolidated condensed balance sheets.
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
The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 12) that are measured at fair value on a recurring basis by the above pricing levels at June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2016
Foreign currency forward contracts—asset position	$2,547	$—	$2,547	$—
Foreign currency forward contracts—liability position	(9,857)	—	(9,857)	—
	$(7,310)	$—	$(7,310)	$—
December 31, 2015
Foreign currency forward contracts—asset position	$680	$—	$680	$—
Foreign currency forward contracts—liability position	(342)	—	(342)	—
	$338	$—	$338	$—
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
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at June 30, 2016 and December 31, 2015 are categorized within Level 1 of the fair value hierarchy due to the short-term nature of these balances. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Japan ABL Facility(1)	$5,331	$5,331	$14,969	$14,969
Standby letters of credit(2)	$951	$951	$1,030	$1,030

(1)
The carrying value of the amount outstanding under the Japan ABL Facility approximates the fair value due to the short-term nature of this obligation. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 2 for information on the Company's credit facilities, including certain risks and uncertainties related thereto.

(2)
The carrying value of the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts. There were no amounts outstanding under these letters of credit as of June 30, 2016 and December 31, 2015. The fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include long-lived assets, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During each of the six months ended June 30, 2016 and 2015, the

Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
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
The Company accounts for its foreign currency forward contracts in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”). ASC Topic 815 requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as a designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Gains and losses from the remeasurement of qualifying hedges are recorded as a component of other comprehensive income and released into earnings as a component of cost of goods sold or net sales during the period in which the hedged transaction takes place. Gains and losses on the ineffective portion of hedges (hedges that do not meet accounting requirements due to ineffectiveness) and derivatives that are not elected for hedge accounting treatment are immediately recorded in earnings as a component of other income (expense).
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
The following table summarizes the fair value of the Company's foreign currency forward contracts as well as the location of the asset and/or liability on the consolidated condensed balance sheets at June 30, 2016 and December 31, 2015 (in thousands):

	Asset Derivatives
	June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$171	Other current assets	$520

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$2,376	Other current assets	$160

	Liability Derivatives
	June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$2,616	Accounts payable and accrued expenses	$296
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$7,241	Accounts payable and accrued expenses	$46
The Company's foreign currency forward contracts are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company elected not to present these contracts on a net settlement amount basis, and are therefore presented on a gross basis on the accompanying consolidated condensed balance sheets at June 30, 2016 and December 31, 2015.

Cash Flow Hedging Instruments
Beginning in January 2015, the Company entered into foreign currency forward contracts designated as qualifying cash flow hedges to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 to 15 months from their inception. At June 30, 2016 and December 31, 2015, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $29,441,000 and $55,938,000, respectively. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the hypothetical derivative method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. Any ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company would discontinue hedge accounting prospectively if (i) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 11).
As of June 30, 2016, the Company recorded a net loss of $1,614,000 in other comprehensive income (loss) related to its hedging activities. Of this amount, for the six months ended June 30, 2016, net losses of $272,000 were relieved from other comprehensive income and recognized in cost of goods sold for the underlying intercompany sales that were recognized, and net losses of $571,000 were relieved from other comprehensive income and recognized in net sales for the underlying third party sales. For the three and six months ended June 30, 2015, the Company recognized net gains of $418,000 and $621,000 in other income (expense) as a result of ineffectiveness. There were no ineffective gains or losses recognized during the three and six months ended June 30, 2016. Forward points of $93,000 were expensed as incurred for the six months ended June 30, 2016. Based on the current valuation, the Company expects to reclassify net losses of $1,614,000 from accumulated other comprehensive income (loss) into net earnings during the next 12 months.
The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the three and six months ended June 30, 2016 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2016	2015	2016	2015
Foreign currency forward contracts	$57	$300	$(1,614)	$2,155

	Gain (Loss) Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2016	2015	2016	2015
Foreign currency forward contracts	$(629)	$112	$(843)	$112

	Gain Recognized in Other Income (Expense) (Ineffective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2016	2015	2016	2015
Foreign currency forward contracts	$—	$418	$—	$621

The following table details the amounts reclassified from accumulated other comprehensive loss to cost of goods sold, as well as changes in foreign currency translation for the six months ended June 30, 2016. Amounts are in thousands.

Accumulated other comprehensive loss, December 31, 2015	$(11,813)
Change in fair value of derivative instruments	(3,066)
Amounts reclassified from accumulated other comprehensive income to cost of goods sold	272
Amounts reclassified from accumulated other comprehensive income to net sales	571
Foreign currency translation adjustments	3,618
Accumulated other comprehensive loss, June 30, 2016, before tax	$(10,418)
Accumulated other comprehensive loss, June 30, 2016, after tax	$(10,356)
Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualified hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At June 30, 2016 and December 31, 2015, the notional amounts of the Company’s foreign currency forward contracts not designated as hedging instruments used to help mitigate the exposures discussed above were approximately $120,502,000 and $43,098,000, respectively. The increase in foreign currency forward contracts reflects the general timing of when the Company enters into these contracts. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 11).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Location of Net Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Net Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Foreign currency forward contracts	Other income (expense), net	$(3,546)	$(2,251)	$(9,858)	$341
In addition, for the three and six months ended June 30, 2016, the Company recognized net foreign currency gains related to transactions with its foreign subsidiaries of $1,353,000 and $2,665,000, respectively. For the three and six months ended June 30, 2015, the Company recognized net foreign currency losses related to transactions with its foreign subsidiaries of $250,000 and $727,000, respectively.
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

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales:
Golf Clubs	$198,598	$189,616	$431,235	$430,772
Golf Balls	46,996	40,888	88,412	83,911
	$245,594	$230,504	$519,647	$514,683
Income before income taxes:
Golf Clubs	$23,402	$22,051	$68,348	$62,990
Golf Balls	8,801	6,639	19,364	14,047
Reconciling items(1)	3,839	(14,055)	(11,879)	(24,945)
	$36,042	$14,635	$75,833	$52,092
Additions to long-lived assets:
Golf Clubs	$1,193	$2,736	$3,912	$4,819
Golf Balls	1,012	745	2,126	1,311
	$2,205	$3,481	$6,038	$6,130

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The reconciling items for the three and six months ended June 30, 2016 include a $17,662,000 gain that was recognized in the second quarter of 2016 in connection with the sale of approximately 10.0% of the Company's investment in Topgolf (see Note 6). In addition, the decrease in the six months ended June 30, 2016 compared to six months ended June 30, 2015 was due to an increase in corporate stock compensation expense, partially offset by a decrease in interest expense.

Note 14. Subsequent Event
Effective July 1, 2016, the Company completed the previously announced joint venture with its long-time apparel licensee, TSI Groove & Sports Co, Ltd., ("TSI"), a premier apparel manufacturer in Japan. The new venture is named Callaway Apparel K.K. and includes the design, manufacture and distribution of Callaway-branded apparel, footwear and headwear in Japan. Callaway owns 52% of the joint venture and TSI owns the remaining 48%, which will result in the consolidation of the joint venture in the Company's future results of operations.

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
Cost of Sales. The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. Due to the recent actions taken to improve manufacturing efficiencies, a greater percentage of the Company's manufacturing costs became variable in nature and will fluctuate with sales volumes. With respect to the Company's operating segments, variable costs for golf clubs represent approximately 85% to 95% of cost of sales, and for golf balls, approximately 75% to 85%. Of these variable costs, material and component costs represent approximately 85% to 95% for golf clubs and approximately 75% to 85% for golf balls. On a consolidated basis, over 85% of total cost of sales is variable in nature, and of this amount, over 85% is comprised of material and component costs. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Golf Clubs and Golf Balls Segments Results for the Three Months Ended June 30, 2016 and 2015—Segment Profitability," and "Golf Clubs and Golf Balls Segments Results for the Six Months Ended June 30, 2016 and 2015—Segment Profitability" below for further discussion of gross margins.
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
Foreign Currency. A significant portion of the Company’s business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency forward contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies and (iii) the mark-to-market adjustments on the Company’s foreign currency forward contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger

U.S. dollar as compared to the foreign currencies in which the Company conducts its business. For six months ended June 30, 2016, the Company’s reported net sales in regions outside the United States were minimally affected by the translation of foreign currency sales into U.S. dollars based on 2015 exchange rates.
Executive Summary
The strength of the Company’s 2016 product line and its continuing brand momentum allowed the Company to overcome softer than anticipated market conditions during the second quarter and first half of 2016. As a result, the Company's net sales for the second quarter of 2016 increased to $245.6 million from $230.5 million in the second quarter of 2015. This $15.1 million (6.5%) increase was led by an increase in net sales across all major product categories, including woods, irons, putters and balls, and in every major region where the Company conducts its business, including the United States, Europe, Japan and the Rest of Asia. Net sales for the first six months of 2016 increased to $519.6 million compared to $514.7 million for the same period in 2015. This $4.9 million (1.0%) increase resulted from an increase in average selling prices across most product categories, partially offset by a decline in sales volumes in the irons, fairway woods and hybrids categories due to a planned shift in launch timing including the extension of product life cycles within the irons category.
The Company’s gross margin improved by 90 basis points to 45.0% for the second quarter of 2016, and 230 basis points to 46.8% for the first six months of 2016, both as compared to the same periods in 2015. This improvement primarily resulted from operational efficiencies related to the Company's continuous efforts to improve its manufacturing and supply chain functions, combined with more favorable product pricing. This was offset by an increase in promotional activity compared to the same periods in 2015.
Operating expenses increased $6.7 million or 8.0% and were slightly higher as a percentage of net sales in the second quarter of 2016 compared to the second quarter of 2015. This increase was due to a planned shift in the timing of marketing expenses from the first quarter of 2016 to the second quarter of 2016 in order to better align marketing campaigns with the golf season, as well as a planned increase in marketing spending in general. Operating expenses increased $3.4 million or 2.0% and were flat as a percentage of net sales for the first six months of 2016 compared to the same period in 2015.
Interest expense decreased $1.5 million to $0.7 million for the second quarter of 2016 compared to the second quarter of 2015, and $2.8 million to $1.5 million for the first six months of 2016 compared to the same period in 2015 due to the retirement of the Company's convertible senior notes during the second half of 2015.
During the second quarter of 2016, the Company completed the sale of a small portion of its preferred shares of Topgolf International, Inc., doing business as Topgolf Entertainment Group ("Topgolf") for total proceeds of $23.4 million, and recognized a gain of $17.7 million. Immediately after the sale, the Company retained a 15% ownership of Topgolf.
Other income/expense for the second quarter of 2016 was flat compared to the second quarter of 2015, and decreased $7.6 million to expense of $7.1 million for the first six months of 2016 compared to the same period in 2015 primarily due to an increase in net losses from the Company's foreign currency hedging contracts.
Net income increased $21.3 million or 166.1% to $34.1 million in the second quarter of 2016, and diluted earnings per share increased by $0.21 (140%) to $0.36. Net income increased $23.9 million or 49.1% to $72.5 million in the first six months of 2016, and diluted earnings per share increased $0.22 (41%) to $0.76. Net income and diluted earnings per share for the second quarter and first six months of 2016 include a gain of $17.7 million ($0.18 per share) from the sale of the Company’s investment in Topgolf as discussed above. In addition, the increase in net income and diluted earnings per share in the second quarter and first six months of 2016 was due to the continued improvement in gross margin as discussed above, partially offset by the increase in operating expenses.
In July 2016, the Company finalized an agreement to form a joint venture with its long-time apparel licensee, TSI Groove & Sports Co, Ltd., ("TSI"), a premier apparel manufacturer in Japan. The venture is named Callaway Apparel K.K. and includes the design, manufacture, and distribution of Callaway branded apparel, footwear and headwear in Japan. Callaway owns 52% of the joint venture and TSI owns the remaining 48%, which will result in the consolidation of the joint venture in the Company's future results of operations. Management believes this partnership with TSI will allow the two companies to jointly invest and grow the business going forward.

Three-Month Periods Ended June 30, 2016 and 2015
Net sales for the second quarter of 2016 increased by $15.1 million to $245.6 million compared to $230.5 million in the second quarter of 2015. Despite softer than anticipated market conditions the Company improved its market share due to the continued strength of its brand, resulting in increases in sales across all product categories and all of the major regions that the Company conducts its business.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended June 30,		Growth
	2016	2015	Dollars	Percent
Net sales:
Golf clubs	$198.6	$189.6	$9.0	4.7%
Golf balls	47.0	40.9	6.1	14.9%
	$245.6	$230.5	$15.1	6.6%
For further discussion of each operating segment’s results, see "Golf Clubs and Golf Balls Segments Results for the Three Months Ended June 30, 2016 and 2015" below.
Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2016	2015	Dollars	Percent
Net sales:
United States	$127.2	$122.0	$5.2	4.3%
Europe	36.9	35.2	1.7	4.8%
Japan	40.6	32.4	8.2	25.3%
Rest of Asia	20.1	19.0	1.1	5.8%
Other countries	20.8	21.9	(1.1)	(5.0)%
	$245.6	$230.5	$15.1	6.6%
Net sales in the United States increased $5.2 million (4.3%) to $127.2 million during the second quarter of 2016 compared to $122.0 million in the second quarter of 2015. The Company’s sales in regions outside of the United States increased $9.9 million (9.1%) to $118.4 million for the second quarter of 2016 compared to $108.5 million in the same quarter of 2015. The increase in sales both domestically and in the Company's foreign regions is primarily due to the continued strength of the brand resulting in an increase in average selling prices across almost all product categories combined with the favorable impact of changes in foreign currency rates in Japan.
Gross profit increased $8.9 million (8.8%) to $110.6 million for the second quarter of 2016 compared to $101.7 million in the second quarter of 2015. Gross profit as a percentage of net sales (“gross margin”) increased to 45.0% in the second quarter of 2016 compared to 44.1% in the second quarter of 2015. The increase in gross margin was primarily due to a reduction in costs driven primarily by favorable sourcing of raw materials, combined with improved operational efficiencies and an increase in average selling prices. These increases were partially offset by an increase in promotional activity period over period. See "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Golf Clubs and Golf Balls Segments Results for the Three Months Ended June 30, 2016 and 2015—Segment Profitability" below for further discussion of gross margin.
Selling expenses increased by $4.4 million to $64.4 million (26.2% of net sales) in the second quarter of 2016 compared to $60.0 million (26.0% of net sales) in the second quarter of 2015. This increase was primarily due to a $3.3 million increase in marketing and tour expenses primarily due to a shift in timing in marketing spend as well as a planned increase period over period.
General and administrative expenses increased by $1.6 million to $17.1 million (7.0% of net sales) in the second quarter of 2016 compared to $15.5 million (6.7% of net sales) in the second quarter of 2015. This increase resulted primarily from a $0.9 million increase in stock compensation expense, which was due to the reversal of expense in the second quarter of 2015 for awards subject to mark-to-market adjustments.

Research and development expenses increased by $0.7 million to $8.3 million (3.4% of net sales) in the second quarter of 2016 compared to $7.6 million (3.3% of net sales) in the second quarter of 2015.
Interest expense decreased by $1.5 million to $0.7 million during the second quarter of 2016 compared to $2.2 million in the second quarter of 2015 due to the savings realized in connection with the retirement of the Company's convertible notes into shares of common stock during the second half of 2015 (see Note 2 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q).
During the second quarter of 2016, the Company sold approximately 10.0% of its preferred shares in Topgolf for $23.4 million and recognized a $17.7 million gain. See Note 6 “Investments” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.
Other income/expense, net increased slightly to other expense of $2.1 million in the second quarter of 2016 compared to other expense of $2.0 million in the second quarter of 2015.
The Company’s provision for income taxes increased slightly to $1.9 million in the second quarter of 2016, compared to $1.8 million in the second quarter of 2015. Due to the impact of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s income tax provision for the second quarter of 2016 and 2015 was primarily correlated to the pre-tax income of the Company's foreign subsidiaries. The valuation allowance would be reversed once the Company demonstrates sufficient positive evidence that it is more likely than not that the Company will be able to realize its deferred tax assets. Such evidence includes a sustained return to profitability in the U.S. business. The Company’s U.S. business was profitable in 2015 and the first half of 2016. If this trend continues, the Company would be able to reverse all or a significant portion of the valuation allowance. If the Company were to reverse the valuation allowance, the Company would realize a significant one-time, non-cash tax benefit in the period of reversal. Prospectively, the Company would then report an effective U.S. income tax rate on a consolidated basis that is closer to its statutory rates.
Net income for the second quarter of 2016 increased $21.3 million to $34.1 million compared to $12.8 million in the second quarter of 2015. Diluted earnings per share increased to $0.36 in the second quarter of 2016 compared to $0.15 in the second quarter of 2015. Net income for the second quarter of 2016 includes a $17.7 million ($0.18 per share) gain, as discussed above, from the sale of approximately 10% of the Company's investment in Topgolf.
Golf Clubs and Golf Balls Segments Results for the Three Months Ended June 30, 2016 and 2015
Golf Clubs Segment
Golf club sales increased $9.0 million (4.7%) to $198.6 million in the second quarter of 2016 compared to $189.6 million in the second quarter of 2015. This increase was primarily due to the continued success of the Company's brand resulting in increased sales across all product categories. Net sales by product category is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth
	2016	2015	Dollars	Percent
Net sales:
Woods	$50.5	$49.4	$1.1	2.2%
Irons	63.4	59.3	4.1	6.9%
Putters	25.0	24.4	0.6	2.5%
Accessories and other	59.7	56.5	3.2	5.7%
	$198.6	$189.6	$9.0	4.7%

The $1.1 million (2.2%) increase in net sales of woods to $50.5 million for the quarter ended June 30, 2016 compared to $49.4 million in the comparable period in 2015 was primarily due to an increase in average selling prices partially offset by a decline in sales volumes. The increase in average selling prices was primarily due to the success of the Company's XR 16 and Great Big Bertha drivers, which were launched at a higher selling price than their predecessors in the prior year. The decline in sales volumes was primarily due to a shift in launch timing resulting in fewer woods products launched during the first half of 2016 compared to the same period in the prior year, combined with the launch of the Company's XR O/S hybrids which were a smaller line extension relative to the prior year full-line launch of XR hybrids in 2015.

Net sales of irons increased $4.1 million (6.9%) to $63.4 million for the quarter ended June 30, 2016 compared to $59.3 million in the same period in the prior year. This was due to an improvement in both sales volumes as well as average selling prices. The increase in sales volumes was primarily due to the year over year improvement in market share within the irons category. The increase in average selling prices was due to the success of the current year APEX irons with no comparable premium irons launch during the same period in 2015, combined with the continued success of the MD3 Milled wedges, which have a higher average selling price compared to the Mack Daddy 2 wedges, which were in the second year of their product life cycle in 2015. This was partially offset by an increase in promotional expense during the second quarter of 2016 compared to the second quarter of 2015.
Net sales of putters increased $0.6 million (2.5%) to $25.0 million for the quarter ended June 30, 2016 compared to $24.4 million in the same period in the prior year due to an increase in average selling prices with relatively flat sales volumes. The increase in average selling prices was primarily due to a favorable shift in sales mix due to the current quarter limited launches of the Company's more premium Milled Collection RSX and Highway 101 putters.
Net sales of accessories and other increased $3.2 million (5.7%) to $59.7 million for the quarter ended June 30, 2016 compared to $56.5 million in the same period in the prior year, primarily due to an increase in sales of pre-owned products as well as sale of packaged sets and other accessories. This was partially offset by a decline in sales of golf bags and footwear.
Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth
	2016	2015	Dollars	Percent
Net sales:
Golf balls	$47.0	$40.9	$6.1	14.9%
Net sales of golf balls increased $6.1 million (14.9%) to $47.0 million for the quarter ended June 30, 2016 compared to $40.9 million in the same period in the prior year. This increase was due to an improvement in both average selling prices and sales volumes primarily due to increased sales of the Company's 2016 Chrome Soft golf balls which were launched at a higher average selling price than the prior year Chrome Soft golf balls combined with the current quarter launch of the Company's Truvis golf balls.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth
	2016	2015	Dollars	Percent
Income before income taxes:
Golf clubs	$23.4	$22.1	$1.3	5.9%
Golf balls	8.8	6.6	2.2	33.3%
Reconciling items(1)	3.8	(14.1)	17.9	127.0%
	$36.0	$14.6	$21.4	146.6%

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to a $17.7 million gain recognized in the second quarter of 2016 in connection with the sale of approximately 10.0% of the Company's investment in Topgolf. See Note 6 “Investments” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.

Pre-tax income in the Company’s golf clubs operating segment increased to $23.4 million in the second quarter of 2016 from $22.1 million in the second quarter of 2015. This increase was due to an increase in gross margin and an increase in net sales as discussed above, offset by an increase in operating expenses. The increase in gross margin was primarily due to a reduction in costs driven primarily by favorable sourcing of raw materials and improved operational efficiencies combined with an increase in average selling prices across most golf club product categories, partially offset by an increase in promotional activity period over period. The increase in operating expenses was primarily due to a shift in timing in marketing spend as well as a planned increase period over period.
Pre-tax income in the Company’s golf balls operating segment increased to $8.8 million in the second quarter of 2016 from $6.6 million in the second quarter of 2015. This increase was primarily due to an increase in net sales as discussed above, combined with an increase in gross margin, offset by an increase in operating expenses. The increase in gross margin was primarily due to (i) a reduction in costs driven primarily by favorable sourcing of raw materials, and (ii) an increase in the average selling price of Chrome Soft golf balls launched in 2016 compared to the Chrome Soft golf balls launched in 2015. The increase in operating expenses was primarily due to a shift in timing in marketing spend as well as a planned increase period over period.
Six-Month Periods Ended June 30, 2016 and 2015
Net sales for the six months ended June 30, 2016 increased $4.9 million to $519.6 million compared to $514.7 million for the six months ended June 30, 2015. Despite softer than anticipated market conditions, the Company improved its market share due to the continued strength of its brand, resulting in increased sales in both the Company's golf club and golf ball operating segments. Net sales were favorably impacted by an increase in average selling prices across most product categories which was partially offset by a decline in sales volumes in the irons, fairway woods and hybrids categories due to a planned shift in launch timing including the extension of product life cycles within the irons category.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Six Months Ended June 30,		Growth
	2016	2015	Dollars	Percent
Net sales:
Golf clubs	$431.2	$430.8	$0.4	0.1%
Golf balls	88.4	83.9	4.5	5.4%
	$519.6	$514.7	$4.9	1.0%
For further discussion of each operating segment’s results, see “Golf Clubs and Golf Balls Segments Results for the Six Months Ended June 30, 2016 and 2015” below.
Net sales information by region is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2016	2015	Dollars	Percent
Net sales:
United States	$287.3	$290.6	$(3.3)	(1.1)%
Europe	74.8	76.9	(2.1)	(2.7)%
Japan	79.8	69.6	10.2	14.7%
Rest of Asia	35.9	35.5	0.4	1.1%
Other countries	41.8	42.1	(0.3)	(0.7)%
	$519.6	$514.7	$4.9	1.0%
Net sales in the United States decreased $3.3 million (1.1%) to $287.3 million during the six months ended June 30, 2016 compared to $290.6 million for the six months ended June 30, 2015 primarily due to a decline in sales volumes in the irons and fairway wood and hybrids categories due to a planned shift in launch timing including the extension of product life cycles within the irons category. The Company’s sales in regions outside of the United States increased $8.2 million (3.7%) to $232.3 million for the six months ended June 30, 2016 compared to $224.1 million for the six months ended June 30, 2015. This increase was primarily due to an increase in sales of drivers and golf balls in Japan.

Gross profit increased $14.1 million (6.1%) to $243.0 million for the six months ended June 30, 2016 compared to $229.0 million in the same period of 2015, and gross margin increased to 46.8% in the first six months of 2016 compared to 44.5% for the same period in 2015. This increase in gross margin was primarily due to a reduction in costs driven primarily by favorable sourcing of raw materials, combined with improved operational efficiencies, and an increase in average selling prices. These increases were partially offset by an increase in promotional activity period over period. See "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Golf Clubs and Golf Balls Segments Results for the Six Months Ended June 30, 2016 and 2015—Segment Profitability" below for further discussion of gross margin.
Selling expenses increased by $1.4 million to $127.7 million (24.6% of net sales) during the six months ended June 30, 2016 compared to $126.3 million (24.5% of net sales) in the comparable period of 2015. This increase was primarily due to a $0.7 million increase in accrued employee incentive compensation and a $0.5 million increase in marketing and tour expenses primarily due to a planned increase in marketing spend period over period.
General and administrative expenses increased by $1.0 million to $32.6 million (6.3% of net sales) during the six months ended June 30, 2016 compared to $31.6 million (6.1% of net sales) in the comparable period of 2015. This increase was primarily due to increases of $1.2 million and $0.7 million in legal expenses and bad debt expense, respectively, due to a bad debt recovery recognized in the first quarter of 2015, in addition to an increase of $0.8 million in professional fees. These increases were partially offset by a $1.7 million decrease in stock compensation expense as a result of the payout of cash-settled stock awards period over period.
Research and development expenses increased by $1.0 million to $16.5 million (3.2% of net sales) during the six months ended June 30, 2016 compared to $15.5 million (3.0% of net sales) in the comparable period of 2015.
Interest expense decreased by $2.8 million to $1.5 million during the six months ended June 30, 2016 compared to $4.3 million in the comparable period of 2015 due to the savings realized in connection with the retirement of the Company's convertible notes into shares of common stock during the second half of 2015 (see Note 6 "Investments" to the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q).
During the second quarter of 2016, the Company sold approximately 10.0% of its preferred shares in Topgolf for $23.4 million and recognized a $17.7 million gain. See Note 6 “Investments” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.
Other income/expense, net decreased to other expense of $7.1 million during the six months ended June 30, 2016 compared to other income of $0.5 million in the comparable period of 2015. This $7.6 million decrease was due to an increase in net losses from non-designated foreign currency hedging contracts.
The Company’s provision for income taxes decreased slightly to $3.3 million for the six months ended June 30, 2016, compared to $3.5 million in the comparable period of 2015. Due to the effects of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s income tax provision for 2016 and 2015 is correlated to the pre-tax income of the Company's foreign subsidiaries. The valuation allowance would be reversed once the Company demonstrates sufficient positive evidence that it is more likely than not that the Company will be able to realize its deferred tax assets. Such evidence includes a sustained return to profitability in the U.S. business. The Company’s U.S. business was profitable in 2015 and the first half of 2016. If this trend continues, the Company would be able to reverse all or a significant portion of the valuation allowance. If the Company were to reverse the valuation allowance, the Company would realize a significant one-time, non-cash tax benefit in the period of reversal. Prospectively, the Company would then report an effective U.S. income tax rate on a consolidated basis that is closer to its statutory rates.
Net income for the six months ended June 30, 2016 increased by $23.9 million to $72.5 million compared to $48.6 million in the comparable period of 2015. Diluted earnings per share increased to $0.76 in the first six months of 2016 compared to $0.54 in the same period in 2015. Net income in the first half of 2016 includes a $17.7 million ($0.18 per share) gain, as discussed above, from the sale of approximately 10% of the Company's investment in Topgolf.
Golf Clubs and Golf Balls Segments Results for the Six Months Ended June 30, 2016 and 2015
Golf Clubs Segment
Golf club sales increased $0.4 million to $431.2 million in the first six months of 2016 compared to the same period in 2015 primarily due to the continued success of the Company's brand resulting in increased average selling prices across all product categories, partially offset by a decline in sales volumes in the irons and fairway wood and hybrids categories due to a planned shift in launch timing including the extension of product life cycles within the irons category.
Net sales information by product category is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2016	2015	Dollars	Percent
Net sales:
Woods	$136.5	$138.9	$(2.4)	(1.7)%
Irons	122.6	120.8	1.8	1.5%
Putters	54.8	55.4	(0.6)	(1.1)%
Accessories and other	117.3	115.7	1.6	1.4%
	$431.2	$430.8	$0.4	0.1%
Net sales of woods decreased $2.4 million (1.7%) to $136.5 million for the six months ended June 30, 2016 compared to the same period in the prior year. This decrease resulted from a decline in sales volume partially offset by an increase in average selling prices. The decrease in sales volumes was primarily due to a shift in launch timing resulting in fewer woods products launched during the first half of 2016 compared to the prior year. The increase in average selling prices was primarily due to the success of the current year XR 16 drivers, which were launched at a higher selling price than their predecessor XR drivers, combined with the continued success of the Great Big Bertha drivers which had a higher average selling price than the Company's premium drivers launched in the prior year.
Net sales of irons increased $1.8 million (1.5%) to $122.6 million for the six months ended June 30, 2016 compared to the same period in the prior year. This was due to an increase in average selling prices partially offset by a decline in sales volumes. The increase in average selling prices was due to the success of the more premium APEX irons with no comparable launch during the first half of 2015, combined with the continued success of the MD3 Milled wedges, which have a higher average selling price compared to the Mack Daddy 2 wedges, which were in the second year of their product life cycle in 2015. The decline in sales volumes was primarily due to a strategic shift in launch timing including the extension of product life cycles. In 2016, the Company launched its XR O/S irons which were a smaller line extension compared to the prior year, full-line launch of the Company's XR irons.
Net sales of putters decreased $0.6 million (1.1%) to $54.8 million for the six months ended June 30, 2016 compared to the same period in the prior year due to a decline in sales volumes partially offset by an increase in average selling prices. The decline in sales volume was primarily due to the 2016 launch of the Company's White Hot RX putters which were a smaller launch compared to the full line of Odyssey Works putters launched in the prior year. The increase in average selling prices was primarily due to the limited offerings of the Company's Toe Up putters, which had a higher average selling price than the Company's core putters offered in the prior year, combined with the launch of the more premium Milled Collection RSX and Highway 101 putters during the current year.
Net sales of accessories and other products increased $1.6 million (1.4%) to $117.3 million for the six months ended June 30, 2016 compared to the same period in the prior year. This increase was driven by an increase in sales of pre-owned products, partially offset by a decrease in sales of footwear, GPS devices and golf bags.
Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth
	2016	2015	Dollars	Percent
Net sales:
Golf balls	$88.4	$83.9	$4.5	5.4%
Net sales of golf balls increased $4.5 million (5.4%) to $88.4 million for the six months ended June 30, 2016 compared to $83.9 million in the same period in the prior year due to an increase in average selling prices partially offset by a decline in sales volumes. The increase in average selling prices was primarily due to an increase in the sales price of the Company's 2016 Chrome

Soft golf balls combined with sales of the Company's Truvis golf balls during the current year. The decline in sales volume was primarily due to a decline in sales of the Company's SMU balls during the first six months of 2016 compared to the same period in 2015.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth
	2016	2015	Dollars	Percent
Income before income taxes:
Golf clubs	$68.3	$63.0	$5.3	8.4%
Golf balls	19.4	14.0	5.4	38.6%
Reconciling items(1)	(11.9)	(24.9)	13.0	52.2%
	$75.8	$52.1	$23.7	45.5%

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items in the first six of 2016 compared to the same period in the prior year was primarily due to a $17.7 million gain recognized in the second quarter of 2016 in connection with the sale of approximately 10.0% of the Company's investment in Topgolf, combined with an increase in corporate stock compensation expense, partially offset by a decrease in interest expense.

Pre-tax income in the Company’s golf clubs operating segment increased to $68.3 million for the six months ended June 30, 2016 from $63.0 million for the comparable period in the prior year. This increase was due to an increase in gross margin and an increase in net sales as discussed above, offset by an increase in operating expenses, which was primary due to the timing of marketing expenses. The increase in gross margin was primarily due to (i) a reduction in costs driven primarily by the favorable sourcing of raw materials, combined with improved operational efficiencies resulting from the favorable absorption of fixed charges; (ii) an increase in average selling prices across most golf club product categories. These increases were partially offset by an increase in promotional activity period over period.
Pre-tax income in the Company’s golf balls operating segment increased to $19.4 million for the six months ended June 30, 2016 from $14.0 million for the comparable period in the prior year. This increase was primarily due to an increase in net sales as discussed above, combined with an increase in gross margin. Operating expenses increased slightly period over period. The increase in gross margin was primarily due to (i) a reduction in costs driven primarily by the favorable sourcing of raw materials, and (ii) an increase in the average selling price of Chrome Soft golf balls launched in 2016 compared to the Chrome Soft golf balls launched in 2015.
Financial Condition
The Company’s cash and cash equivalents decreased $17.8 million to $67.6 million at June 30, 2016 from $49.8 million at December 31, 2015. Cash provided by operating activities improved to $17.8 million during the first six months of 2016 compared to cash used of $32.7 million during the comparable period of 2015. This improvement was primarily due to the earlier timing of product launches in 2016 resulting in lower inventory levels as of June 30, 2016 compared to June 30, 2015, combined with a decline in accounts receivable resulting from the earlier launch timing as well as overall improvements in the Company's cash conversion cycle. During the six months ended June 30, 2016, the Company used its cash and cash equivalents and proceeds of $23.4 million from the sale of investments in golf-related ventures, in addition cash from operating activities to pay down its credit facilities as well as to fund $7.5 million in capital expenditures and $1.6 million in golf-related ventures. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its credit facilities, as deemed necessary. See Note 2 "Financing Arrangements" to the Note to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-Q for further information on the ABL Facility.
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of June 30, 2016, the Company’s net accounts receivable increased to $205.1 million from $115.6 million as of December 31, 2015. The increase in accounts receivable reflects the general seasonality of the business and was primarily attributable to net sales of $245.6 million during the second quarter of 2016 compared to net sales of $153.3 million during the fourth quarter of 2015. The Company’s net accounts receivable as of June 30, 2016 decreased by $15.3 million compared to the Company’s net accounts receivable as of June 30, 2015. This decrease was primarily attributable to the timing of cash receipts due to the earlier timing of product launches in 2016 compared to 2015 combined with an overall improvement in payment terms.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s inventory decreased to $151.4 million as of June 30, 2016 compared to $208.9 million as of December 31, 2015. This decrease was primarily due to improved inventory management combined with the general seasonality of the Company's business. The Company’s inventory as of June 30, 2016 decreased by $20.0 million compared to the Company's inventory as of June 30, 2015 primarily due to the earlier timing of product launches in 2016 compared to 2015 combined with improved inventory management period over period.
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
To further enhance its liquidity position and make strategic investments, the Company may obtain additional financing, which could consist of equity or debt financing from public and/or private credit and capital markets. In 2014, the Company filed a universal shelf registration statement with the Commission for the future sale of up to $200.0 million of debt securities, common stock, preferred stock, depositary shares, warrants, rights, stock purchase contracts, stock purchase units and units. The securities may be offered from time to time, separately or together, directly by the Company or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.
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
As of June 30, 2016, approximately 59% of the Company’s total cash is held in regions outside of the United States. If the Company were to repatriate such cash, outside of settling intercompany balances during the normal course of operations, it would need to accrue and pay incremental U.S. federal and state income taxes, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards. The Company has not, nor does it intend to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. In 2015 and 2014, the Company ceased its business operations in Thailand and Malaysia, respectively, and accordingly, the Company no longer maintains a permanent reinvestment assertion with respect to these two entities. The Company intends to repatriate the undistributed earnings from these two entities to the United States at the time that the winding-down process has been completed. Accordingly, the Company has accrued for the estimated incremental U.S. income taxes related to reversing its permanent indefinite reinvestment assertion. However, these incremental U.S. income taxes are expected to be offset by the utilization of the Company's cumulative U.S. net operating losses. Except for the Company's foreign subsidiaries in Thailand and Malaysia, the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon.
Other Significant Cash and Contractual Obligations
The table set forth below summarizes certain significant cash obligations as of June 30, 2016 that could affect the Company’s future liquidity.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in millions)
Japan ABL Facility	5.3	5.3	—	—	—
Capital leases (1)	0.5	0.2	0.3	—	—
Operating leases(2)	17.9	6.6	7.0	3.0	1.3
Unconditional purchase obligations(3)	69.4	44.6	23.2	1.6	—
Uncertain tax contingencies(4)	3.3	0.3	0.7	0.2	2.1
Total	$96.4	$57.0	$31.2	$4.8	$3.4

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

(4)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of June 30, 2016. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion see Note 8 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the six months ended June 30, 2016 was not material to the Company’s financial position, results of operations or cash flows.
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
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2016 through its foreign currency forward contracts.

The estimated maximum one-day loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, is $33.3 million at June 30, 2016. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities. Outstanding borrowings under these credit facilities accrue interest as described in Note 2 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.1 million over a 12-month period ending on June 30, 2016.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2016, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The following table summarizes the purchases by the Company during the second quarter of 2016. Included in these purchases are shares the Company acquired to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards.

	Three Months Ended June 30, 2016
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
April 1, 2016-April 30, 2016	—	$—	—	$44,149,074
May 1, 2016-May 31, 2016	243,759	$9.25	243,759	$41,894,256
June 1, 2016-June 30, 2016	—	$—	—	$41,894,256
Total	243,759	$9.25	243,759	$41,894,256
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
Date: July 29, 2016

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