Form 10-Q
period 2016-09-30
CALLAWAY GOLF CO
filed 2016-11-07
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2016, the number of shares outstanding of the Registrant’s common stock outstanding was 94,112,834.

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

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex-Apex Tour-APW-Aqua Dry-Arm Lock-Backstryke-Big Bertha-Big Bertha Alpha-Big T-Black Series-Callaway-Callaway Golf- Callaway Media Productions-Callaway Supersoft-CF16-C Grind-Chev-Chev 18-Chevron Device-Chrome Soft-Comfort Tech-CXR-D.A.R.T.-Dawn Patrol-Divine-Dual Softfast Core-Eagle-Engage-ERC-Exo-Cage-FTiZ-FT Optiforce-Fast Tech Mantle-FT Performance-FT Tour-Fusion-Fusion RX-Gems-Gravity Core-Great Big Bertha-Heavenwood-Hex Aerodynamics-Hex Chrome-Hex Soft-Hex Solaire-HX-Hyper Lite-Hyper Speed Face-IMIX-Innovate or Die design-Ion X-Jailbird- Jailbreak-Kings of Distance-Legacy-Longer From Everywhere-Mack Daddy-MarXman-MD3 Milled-MetalX-Number One Putter in Golf-Odyssey-Odyssey Works-OptiFit-Opti Flex-Opti Grip-Opti Shield-Opti Therm-ORG 14-ORG 15-ProType-·R·-Rossie-R Moto-RSX-S2H2-Sabertooth-SoftFast-Solaire-Speed Regime-Speed Step-SR1-SR2-SR3-Steelhead-Steelhead XR-Strata-Strata Jet-Stronomic-SubZero-Superhot-Sure Out-Tank-Tank Cruiser-Teron-Tech Series-TiHot-Toe Up-Tour Authentic-Trade In! Trade Up!-Trionomer Cover-Tru Bore-udesign-Uptown-Versa-Warbird-Weather Series-Wedgeducation-W Grind-White Hot-White Hot Tour-White Hot Pro-White Hot Pro Havok-White Hot RX-White Ice-World's Friendliest-X-12-X-14-X-16-X-18-X-20- X-22-X-24-X Act-X Hot-X Hot Pro-X² Hot-XR16-XR design-XROS-X Series-XSPANN-Xtra Traction Technology-XTT-Xtra Width Technology-2Ball-2BallFang-3Deep.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$124,628	$49,801
Accounts receivable, net	158,262	115,607
Inventories	157,002	208,883
Income taxes receivable	927	487
Other current assets	11,136	16,709
Total current assets	451,955	391,487
Property, plant and equipment, net	55,775	55,808
Intangible assets, net	88,743	88,782
Goodwill	26,235	26,500
Deferred taxes, net	7,267	6,962
Investment in golf-related ventures (Note 7)	49,108	53,315
Other assets	9,054	8,370
Total assets	$688,137	$631,224
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$118,264	$122,620
Accrued employee compensation and benefits	30,280	33,518
Asset-based credit facilities	—	14,969
Accrued warranty expense	5,515	5,706
Income tax liability	1,747	1,823
Total current liabilities	155,806	178,636
Long-term liabilities:
Income tax payable	3,383	3,476
Deferred taxes, net	34,844	35,093
Long-term incentive compensation and other	1,212	1,074
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 94,214,295 and 93,769,199 shares issued at September 30, 2016 and December 31, 2015, respectively	942	938
Additional paid-in capital	327,716	322,793
Retained earnings	164,800	101,047
Accumulated other comprehensive loss	(9,219)	(11,813)
Less: Common stock held in treasury, at cost, 101,461 and 2,075 shares at September 30, 2016 and December 31, 2015, respectively	(936)	(20)
Total Callaway Golf Company shareholders’ equity	483,303	412,945
Non-controlling interest in consolidated entity (Note 6)	9,589	—
Total shareholders’ equity	492,892	412,945
Total liabilities and shareholders’ equity	$688,137	$631,224

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$187,850	$175,780	$707,497	$690,463
Cost of sales	108,975	98,178	385,597	383,898
Gross profit	78,875	77,602	321,900	306,565
Operating expenses:
Selling expense	55,869	52,390	183,543	178,675
General and administrative expense	19,851	15,772	52,484	47,407
Research and development expense	8,420	8,673	24,942	24,192
Total operating expenses	84,140	76,835	260,969	250,274
Income (loss) from operations	(5,265)	767	60,931	56,291
Interest income	56	25	550	372
Interest expense	(487)	(3,545)	(1,949)	(7,849)
Gain on sale of golf-related ventures (Note 7)	—	—	17,662	—
Other income (expense), net	1,251	683	(5,806)	1,208
Income (loss) before income taxes	(4,445)	(2,070)	71,388	50,022
Income tax provision	1,294	1,547	4,632	5,002
Net income (loss)	(5,739)	(3,617)	66,756	45,020
Less: Net income attributable to non-controlling interests	127	—	127	—
Net income (loss) attributable to Callaway Golf Company	$(5,866)	$(3,617)	$66,629	$45,020

Earnings (loss) per common share:
Basic	$(0.06)	$(0.04)	$0.71	$0.56
Diluted	$(0.06)	$(0.04)	$0.70	$0.53
Weighted-average common shares outstanding:
Basic	94,081	83,875	94,021	80,030
Diluted	94,081	83,875	95,687	94,614

Dividends declared per common share	$0.01	$0.01	$0.03	$0.03

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(5,866)	$(3,617)	$66,629	$45,020
Other comprehensive income (loss), before tax:
Change in fair value of derivative instruments	515	(1,174)	(1,708)	869
Foreign currency translation adjustments	577	(5,861)	4,195	(10,146)
Comprehensive income (loss), before tax	(4,774)	(10,652)	69,116	35,743
Income tax (expense) benefit related to items of other comprehensive income	(31)	—	31	—
Comprehensive income (loss)	(4,805)	(10,652)	69,147	35,743
Less: Comprehensive income attributable to non-controlling interest	(76)	—	(76)	—
Comprehensive income (loss) attributable to Callaway Golf Company	$(4,729)	$(10,652)	$69,223	$35,743

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$66,629	$45,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,541	13,350
Deferred taxes	(370)	(184)
Share-based compensation	6,465	5,535
Gain on disposal of long-lived assets and deferred gain amortization	(117)	(772)
Gain on sale of golf-related investments	(17,662)	—
Unrealized losses on foreign currency forward contracts	2,880	—
Net income attributable to non-controlling interests	127	—
Discount amortization on convertible notes	—	515
Change in assets and liabilities:
Accounts receivable, net	(38,740)	(48,099)
Inventories	64,842	19,417
Other assets	3,859	5,609
Accounts payable and accrued expenses	(10,490)	(4,845)
Accrued employee compensation and benefits	(3,342)	(7,264)
Accrued warranty expense	(191)	408
Income taxes receivable/payable	(639)	42
Other liabilities	(171)	(342)
Net cash provided by operating activities	85,621	28,390
Cash flows from investing activities:
Proceeds from sale of investments in golf-related ventures	23,429	—
Collection of note receivable	3,104	—
Capital expenditures	(12,163)	(8,513)
Investment in golf-related ventures	(1,560)	—
Proceeds from sales of property and equipment	20	2
Net cash provided by (used in) investing activities	12,830	(8,511)
Cash flows from financing activities:
Repayments of asset-based credit facilities, net	(14,969)	(15,235)
Acquisition of treasury stock	(5,133)	(1,942)
Dividends paid	(2,822)	(2,454)
Exercise of stock options	2,625	5,330
Net cash used in financing activities	(20,299)	(14,301)
Effect of exchange rate changes on cash and cash equivalents	(3,325)	(1,621)
Net increase in cash and cash equivalents	74,827	3,957
Cash and cash equivalents at beginning of period	49,801	37,635
Cash and cash equivalents at end of period	$124,628	$41,592
Supplemental disclosures:
Cash paid for income taxes, net	$5,750	$4,858
Cash paid for interest and fees	$1,399	$6,339
Noncash investing and financing activities:
Issuance of treasury stock for compensatory stock awards released from restriction	$893	$3,763
Accrued capital expenditures at period-end	$1,272	$1,603
Conversion of convertible notes to common stock, net of discount (Note 2)	$—	$82,388

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- Controlling Interests
	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2015	93,769	$938	$322,793	$101,047	$(11,813)	(2)	$(20)	$—	$412,945
Acquisition of treasury stock	—	—	—	—	—	(572)	(5,133)	—	(5,133)
Exercise of stock options	—	—	(690)	—	—	373	3,315		2,625
Compensatory awards released from restriction	440	4	(897)	—	—	99	893	—	—
Share-based compensation	—	—	6,465	—	—	—	—	—	6,465
Stock dividends	5	—	45	(54)	—	1	9	—	—
Cash dividends	—	—	—	(2,822)	—	—	—	—	(2,822)
Equity adjustment from foreign currency translation	—	—	—	—	4,271	—	—	(76)	4,195
Change in fair value of derivative instruments	—	—	—	—	(1,677)	—	—		(1,677)
Non-controlling interests (Note 6)	—	—	—	—	—	—	—	9,538	9,538
Net income	—	—	—	66,629	—	—	—	127	66,756
Balance at September 30, 2016	94,214	$942	$327,716	$164,800	$(9,219)	(101)	$(936)	$9,589	$492,892

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
Recent Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This amendment is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company does not expect that the adoption of this amendment will have a material impact on the Company's consolidated condensed financial statements.
In March 2016, the FASB issued ASU No. 2016-04, "Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products." The amendment clarifies when it is acceptable to recognize the unredeemed portion of prepaid gift cards into income, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated condensed financial statements and disclosures. As of September 30, 2016, the Company had $1,206,000 of deferred revenue related to unredeemed gift cards.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, "Property, Plant, and Equipment," and intangible assets within the scope of Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not intend to early adopt the new guidance, and is currently evaluating the adoption method and the impact the adoption will have on its consolidated condensed financial statements and disclosures.
Note 2. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its primary and Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of September 30, 2016, the Company had no borrowings outstanding under either facility, $933,000 in outstanding letters of credit, and $124,628,000 in cash and cash equivalents. At September 30, 2015, the Company had no borrowings outstanding under either facility, $1,117,000 in outstanding letters of credit, and $41,592,000 in cash and cash equivalents. The combined maximum amount that could have been outstanding under both facilities on September 30, 2016, after letters of credit, was $97,215,000, resulting in total available liquidity including cash on hand of $221,843,000 compared to the maximum amount that could have been outstanding under both facilities on September 30, 2015, after letters of credit, of $106,187,000, resulting in total available liquidity including cash on hand of $147,779,000.

Primary Asset-Based Revolving Credit Facility
The Company's primary credit facility is a Loan and Security Agreement with Bank of America N.A. and other lenders (as amended, the “ABL Facility”), which provides a senior secured asset-based revolving credit facility of up to $230,000,000, comprised of a $160,000,000 U.S. facility, a $25,000,000 Canadian facility and a $45,000,000 United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), inventory and accounts receivable of the Company’s subsidiaries in the United States, Canada and the United Kingdom.
As of September 30, 2016, the Company had no borrowings outstanding under the ABL Facility and $933,000 in outstanding letters of credit. The maximum amount of additional indebtedness (as defined by the ABL Facility) that could have been outstanding on September 30, 2016, after outstanding borrowings and letters of credit, was approximately $83,060,000. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the first half of the year when the Company’s inventory and accounts receivable balances are higher and is lower during the second half of the year when the Company's inventory levels decrease and its accounts receivable decrease as a result of cash collections and lower sales. Average outstanding borrowings during the nine months ended September 30, 2016 were $25,105,000, and the average amount available under the ABL Facility during the nine months ended September 30, 2016, after outstanding borrowings and letters of credit, was approximately $104,896,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable on June 23, 2019.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends. These restrictions do not materially limit the Company's ability to pay future dividends at the current dividend rate. As of September 30, 2016, the maximum amount that the Company could have paid out in dividends was $48,560,000. As of September 30, 2016, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below $23,000,000. The Company’s borrowing base availability was above $23,000,000 during the nine months ended September 30, 2016, and the Company was in compliance with the fixed charge coverage ratio as of September 30, 2016. Had the Company not been in compliance with the fixed charge coverage ratio as of September 30, 2016, the Company's maximum amount of additional indebtedness that could have been outstanding on September 30, 2016 would have been reduced by $23,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. The applicable margin for any month could be reduced by 0.25% if the Company’s availability ratio is greater than or equal to 67% and the Company’s “leverage ratio” (as defined below) is less than 4.0 to 1.0 as of the last day of the month for which financial statements have been delivered, so long as no default or event of default exists. The Company’s “leverage ratio” is the ratio of the amount of debt for borrowed money to the twelve-month trailing EBITDA (as defined in the ABL Facility), each determined on a consolidated basis. At September 30, 2016, the Company’s trailing 12 month average interest rate applicable to its outstanding loans under the ABL Facility, including the fees described below, was 2.59%.
The ABL Facility provides for monthly fees ranging from 0.25% to 0.375% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $4,987,000, which are amortized into interest expense over the term of the ABL Facility agreement. Unamortized fees at September 30, 2016 and December 31, 2015 totaled $1,422,000 and $1,781,000, respectively, of which $517,000 and $509,000 were included in other current assets, respectively, and $905,000 and $1,272,000 were included in other assets, respectively, in the accompanying consolidated condensed balance sheets.
Japan ABL Facility
The Company has a separate asset-based loan and guarantee agreement between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFG, Ltd and The Development Bank of Japan (as amended, the "Japan ABL Facility"), which provides a credit facility of up to 2,000,000,000 Yen (or U.S. $19,736,000, using the exchange rate in effect as of September 30, 2016) over a two-year term, subject to borrowing base availability under the facility. The amounts outstanding are secured by certain assets, including eligible inventory. There were no borrowings outstanding under this facility as of September 30, 2016. The maximum amount that could have been outstanding at September 30, 2016 was 1,434,640,000 Yen (or U.S. $14,155,000).
The Japan ABL Facility is subject to an effective interest rate equal to TIBOR plus 0.25%. At September 30, 2016, the trailing 12 month average interest rate applicable to the Company's outstanding loans under the Japan ABL Facility together with fees was 0.35% and includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of September 30, 2016, the Company was in compliance with these covenants.
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
During the second half of 2015, the convertible notes were retired pursuant to certain exchange transactions and shareholder conversions, which resulted, among other things, in the issuance of 15,000,000 shares of the Company's common stock to the note holders. In connection with the retirement of the convertible notes, the Company recorded $108,955,000 in shareholders' equity as of December 31, 2015, net of the outstanding discount of $3,395,000. There were no convertible notes outstanding as of September 30, 2016 and December 31, 2015.
In connection with the elimination of the convertible notes, the Company accelerated the amortization of transaction fees during the second half of 2015. As a result, there were no transaction fees amortized during the three and nine months ended September 30, 2016. Total interest and amortization expense recognized in the three and nine months ended September 30, 2015 was $767,000 and $3,273,000, respectively.
Note 3. Earnings (Loss) per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted earnings per common share reflects the potential dilution that could occur if convertible securities, or other contracts to issue common stock, were exercised or converted into common stock. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method and the if-converted method in accordance with Accounting Standards Codification ("ASC") Topic 260, “Earnings per Share.” Dilutive securities include convertible notes, options granted pursuant to the Company’s stock option plans and outstanding restricted stock units and performance share units granted to employees and non-employee directors (see Note 11).
Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported or in periods when anti-dilution occurs.

The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings (loss) per common share—basic
Net income (loss) attributable to Callaway Golf Company	$(5,866)	$(3,617)	$66,629	$45,020
Weighted-average common shares outstanding—basic	94,081	83,875	94,021	80,030
Basic earnings (loss) per common share	$(0.06)	$(0.04)	$0.71	$0.56
Earnings (loss) per common share—diluted
Net income (loss) attributable to Callaway Golf Company	$(5,866)	$(3,617)	$66,629	$45,020
Interest on convertible debt	—	—	—	5,329
Net income (loss) including assumed conversions	$(5,866)	$(3,617)	$66,629	$50,349

Weighted-average common shares outstanding—basic	94,081	83,875	94,021	80,030
Convertible notes weighted-average shares outstanding	—	—	—	13,217
Options and restricted stock	—	—	1,666	1,367
Weighted-average common shares outstanding—diluted	94,081	83,875	95,687	94,614
Dilutive earnings (loss) per common share	$(0.06)	$(0.04)	$0.70	$0.53
For the three months ended September 30, 2016 and 2015, securities outstanding totaling approximately 269,000 shares (comprised of stock options and restricted stock units), and 11,676,000 shares (comprised of stock options and common shares underlying convertible senior notes of 9,711,000), respectively, have been excluded from the calculation of earnings per common share—diluted as their effect would be antidilutive. For the nine months ended September 30, 2016 and 2015, securities outstanding totaling approximately 330,000 and 579,000 shares, respectively, comprised of stock options and restricted stock units, have been excluded from the calculation of earnings per common share—diluted as their effect would be antidilutive.
Note 4. Inventories
Inventories are summarized below (in thousands):

	September 30, 2016	December 31, 2015
Inventories:
Raw materials	$43,877	$53,876
Work-in-process	1,005	703
Finished goods	112,120	154,304
	$157,002	$208,883
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
Goodwill at September 30, 2016 and December 31, 2015 was $26,235,000 and $26,500,000, respectively. The decrease in goodwill during the nine months ended September 30, 2016 of $265,000 was due to foreign currency fluctuations.

The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	September 30, 2016			December 31, 2015
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$88,590	$—	$88,590	$88,590	$—	$88,590
Amortizing:
Patents	2-16	31,581	31,428	153	31,581	31,389	192
Developed technology and other	1-9	7,981	7,981	—	7,961	7,961	—
Total intangible assets		$128,152	$39,409	$88,743	$128,132	$39,350	$88,782
Aggregate amortization expense on intangible assets was approximately $59,000 and $38,000 for the nine months ended September 30, 2016 and 2015, respectively.
Amortization expense related to intangible assets at September 30, 2016 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2016	$13
2017	51
2018	51
2019	38
$153
Note 6. Joint Venture
Effective July 1, 2016, the Company completed the previously announced joint venture with its long-time apparel licensee, TSI Groove & Sports Co, Ltd., ("TSI"), a premier apparel manufacturer in Japan. The new venture is named Callaway Apparel K.K. and includes the design, manufacture and distribution of Callaway-branded apparel, footwear and headwear in Japan. The Company contributed $10,333,000, primarily in cash, for a 52% ownership of the joint venture, and TSI contributed $9,538,000, primarily in inventory, for the remaining 48%. The valuation of contributed assets is preliminary and subject to change upon completion of this process. Changes in final values are not expected to be material to the consolidated condensed financial statements. The Company has a majority voting percentage on matters pertaining to the business operations and significant management decisions of the joint venture, and as such, the Company is required to consolidate the financial results of the joint venture with the financial results of the Company. The joint venture was consolidated one month in arrears.
As a result of the consolidation, during the three and nine months ended September 30, 2016, the Company recognized $11,452,000 in net sales from the joint venture and recorded net income attributable to the non-controlling interest of $127,000 in its consolidated condensed statement of operations. At September 30, 2016, the Company recognized a non-controlling interest of $9,589,000 in its consolidated condensed balance sheet and consolidated condensed statement of shareholders' equity.
Note 7. Investments
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
In January 2016, the Company invested an additional $1,260,000 in preferred shares of Topgolf. In February 2016, Topgolf announced that Providence Equity Partners L.L.C. (“Providence Equity”) made a significant minority preferred stock investment in Topgolf (the “Providence Equity Investment”). As required by the terms of the Providence Equity Investment, Topgolf used a portion of the proceeds it received to repurchase shares from its existing shareholders, other than Providence Equity (the “Topgolf Repurchase Program”). In April 2016, the Company sold approximately 10.0% or $5,767,000 (on a cost basis) of its preferred shares in Topgolf under the Topgolf Repurchase Program for $23,429,000, which reduced the Company's total investment to $48,808,000, and the Company's ownership percentage to approximately 15.0%. In connection with this sale, during the second quarter of 2016, the Company recognized a gain of approximately $17,662,000 in other income (expense).
Following the completion of the Providence Equity Investment and the Topgolf Repurchase Program, the Company estimated that the fair value of its Topgolf shares was within the range of $207,000,000 to $217,000,000. This fair value estimate was based solely upon the valuations and pricing in the Providence Equity Investment and related Topgolf Repurchase Program. No discount was attributed to this fair value estimate for any preferred terms, including any shareholder, governance or other rights provided to Providence Equity that may differ from those held by the Company, and no premium was attributed to this fair value estimate for any incremental value that might otherwise apply in the case of a change in control transaction (e.g. an initial public offering or sale of Topgolf). The Company’s Topgolf shares are illiquid and there is no assurance that the Company could sell its shares for the estimated fair value, or at all. Further, this estimate represents the fair value as of a point in time immediately after the Providence Equity Investment and the Topgolf Repurchase Program. Since that time, Topgolf has continued with its new site development plans, including the opening of its flagship site in Las Vegas, Nevada. The value of the Company’s shares is significantly affected by the number of sites opened by Topgolf and, as a result, the range in fair value of the Company's Topgolf shares discussed above may not be indicative of the current fair value of the Company's investment in Topgolf. The current or future value of the Company’s shares may differ materially from the previously estimated fair value. In addition to the number of new Topgolf sites opened, the current or future fair value will be affected by many factors, including the availability of interested and willing buyers, the future performance of the Topgolf business, Topgolf’s future capital structure, potential future dilution, and private and public equity market valuations and market conditions. In the absence of the Providence Equity Investment, it would not have been practicable for the Company to estimate the fair value of its Topgolf shares. In the absence of another transaction indicative of fair market value, the Company does not anticipate that it will be practicable on a cost-benefit basis to estimate the fair value of its Topgolf shares in the future. As the fair value range was derived from the private placement transaction described above, it is categorized within Level 3 of the fair value hierarchy (see Note 12).
In addition, in December 2015, the Company and Topgolf entered into a shareholder loan agreement, which resulted in a note receivable from Topgolf for $3,200,000. The loan was subject to an annual interest rate of 10.0%, and was due and payable on March 30, 2016. The loan was paid in full in February 2016.
The Company’s total ownership interest in Topgolf, including the Company's voting rights in the preferred shares of Topgolf, remains at less than 20.0% of the outstanding equity securities of Topgolf. As of September 30, 2016, the Company did not have the ability to significantly influence the operating and financing activities and policies of Topgolf, and accordingly, the Company’s investment in Topgolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other.”
Note 8. Product Warranty
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
The following table provides a reconciliation of the activity related to the Company’s reserve for accrued warranty expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$6,172	$6,447	$5,706	$5,607
Provision	1,163	1,052	4,403	4,321
Claims paid/costs incurred	(1,820)	(1,484)	(4,594)	(3,913)
Ending balance	$5,515	$6,015	$5,515	$6,015

Note 9. Income Taxes
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
The realization of deferred tax assets, including loss and credit carry forwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. Due to the Company's cumulative pre-tax operating losses generated in the United States from 2009 to 2014, the Company recorded a valuation allowance against its U.S. deferred tax assets. As of September 30, 2016, the valuation allowance against the U.S. deferred tax assets was $164,616,000. So long as the valuation allowance exists, U.S. income tax expense related to deferred tax assets will be offset by the associated valuation allowance, resulting in an effective U.S. income tax rate substantially different than statutory rates. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including the U.S. business losses in periods prior to 2015, the U.S. business profits in 2015 and for the first nine months in 2016, and future projections of profitability which are subject to uncertainty. As of September 30, 2016, current evidence does not support the realization of these deferred tax assets. During the fourth quarter of 2016, the Company will conduct its 2017 planning and forecasting process as well as its periodic evaluation of deferred tax assets. As part of this process, the Company will evaluate all available evidence in determining the likelihood that it will be able to realize all or some portion of its deferred tax assets.  If, upon completing this evaluation, the Company concludes that it is more likely than not that the Company will be able to realize its deferred tax assets, all or a significant portion of the valuation allowance may be reversed at or before the end of the current year. If the Company were to reverse all or a significant portion of the valuation allowance, the Company would realize a significant one-time, non-cash tax benefit in the period of reversal and the Company would then expect to report an effective U.S. income tax rate that is closer to its statutory rates.
The provision for income taxes is primarily comprised of taxes related to the Company's foreign operations. The income tax provision for the three months ended September 30, 2016 and 2015 was $1,294,000 and $1,547,000, respectively. The income tax provision for the nine months ended September 30, 2016 and 2015 was $4,632,000 and $5,002,000, respectively. The decrease in the income tax provision in the third quarter and the first nine months of 2016 was primarily due to a decrease in income from foreign jurisdictions compared to the same periods in the prior year.
At September 30, 2016, the gross liability for income taxes associated with uncertain tax positions was $7,660,000. Of this amount, $920,000 would benefit the Company’s consolidated condensed financial statements and effective income tax rate, if favorably settled. The unrecognized tax benefit liabilities are expected to decrease by approximately $181,000 during the next 12 months. The gross liability for uncertain tax positions increased by $338,000 and $570,000 for the three and nine months ended September 30, 2016, respectively. The increases were primarily due to increases in tax positions taken in the current year.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended September 30, 2016 and 2015, the Company's provision for income taxes includes expenses of $54,000 and $35,000 related to the recognition of interest and penalties, respectively. For the nine months ended September 30, 2016 and 2015, the Company's provision for income taxes includes expenses of $83,000 and $1,000 related to the recognition of interest and penalties, respectively. As of September 30, 2016 and December 31, 2015, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $1,143,000 and $1,060,000, respectively.

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
Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect upon the consolidated results of operations or financial position of the Company. The Company believes that it has valid legal defenses to the matters currently pending against the Company and the Company intends to vigorously defend itself in such matters. The Company has accrued estimated amounts of liability, if any, where required, appropriate and determinable. Any such accruals may be revised as further information becomes available. The results of any such matters are inherently unpredictable and the resolutions of these matters are subject to many uncertainties and the outcomes are not predictable. Consequently, management is unable to estimate the ultimate aggregate amount of monetary loss, amounts covered by insurance or the financial impact that will result from such matters. In addition, the Company cannot assure that it will be able to successfully defend itself in those matters or that any amounts accrued are sufficient.  The Company does not believe that the matters currently pending against the Company will  have a material adverse effect on the Company’s consolidated business, financial condition, cash flows or results of operations on an annual basis.
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, as well as endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. As of September 30, 2016, the Company has entered into many of these contractual agreements with terms ranging from one to six years. The minimum obligation that the Company is required to pay under these agreements is $62,085,000 over the next six years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future minimum commitments as of September 30, 2016, are as follows (in thousands):

Remainder of 2016	$35,867
2017	17,817
2018	5,223
2019	2,691
2020	459
Thereafter	28
$62,085
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $933,000 as of September 30, 2016.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ended September 30, 2016 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 11. Share-Based Employee Compensation
As of September 30, 2016, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan"). From time to time, the Company grants stock options, restricted stock units, phantom stock units, stock appreciation rights and other awards under these plans.

The table below summarizes the amounts recognized in the financial statements for the three and nine months ended September 30, 2016 and 2015 for share-based compensation, including expense for stock options, restricted stock units, phantom stock units, cash settled stock appreciation rights and performance share units.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Cost of sales	$198	$120	$520	$563
Operating expenses	2,067	1,350	6,280	7,574
Total cost of share-based compensation included in income, before income tax	$2,265	$1,470	$6,800	$8,137
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
There were no stock options granted during the first nine months of 2016 or 2015. Total compensation expense recognized for stock options during the three months ended September 30, 2016 and 2015 was $8,000 and $320,000, respectively. Total compensation expense recognized for stock options during the nine months ended September 30, 2016 and 2015 was $137,000 and $1,064,000, respectively. At September 30, 2016, the total amount of unamortized expense related to stock options was $56,000, which will be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units
Restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan are valued at the Company’s closing stock price on the date of grant and generally vest within a one- to three-year period. Compensation expense for restricted stock units is recognized over the vesting period and is reduced by an estimate for forfeitures. During the three months ended September 30, 2016 and 2015, the Company granted 126,000 and 8,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $11.49 and $9.10, respectively. During the nine months ended September 30, 2016 and 2015, the Company granted 665,000 and 556,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $9.20 and $8.30, respectively.
Total compensation expense, net of estimated forfeitures, recognized for restricted stock units during the three months ended September 30, 2016 and 2015 was $1,055,000 and $865,000, respectively, and $3,157,000 and $2,626,000 for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, the Company had $7,466,000 of total unamortized compensation expense related to non-vested restricted stock units under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.
Performance Share Units
Performance share units granted under the 2004 Incentive Plan are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified metrics over a one- to three-year performance period from the date of grant. These performance metrics are established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 0% to 200% of the participant's target award. Performance share units are initially valued at the Company's closing stock price on the date of grant. Compensation expense, net of estimated forfeitures, is recognized over the vesting period and will vary based on remeasurements during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the threshold performance metrics are not achieved as of the end of the performance period. The performance units cliff-vest in full on the third anniversary of the date of grant.
The Company granted 420,000 and 509,000 shares underlying performance units during the nine months ended September 30, 2016 and 2015, respectively, at a weighted average grant-date fair value of $8.61 and $7.96 per share, respectively. There were no shares underlying performance units granted during the three months ended September 30, 2016 or 2015.

During the three months ended September 30, 2016 and 2015, the Company recognized total compensation expense, net of estimated forfeitures, for performance share units of $1,073,000 and $790,000, respectively, and $3,170,000 and $1,846,000 during the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, unamortized compensation expense related to these awards was $5,938,000, which is expected to be recognized over a weighted-average period of 1.4 years.
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
There were no phantom stock units granted during the three and nine months ended September 30, 2016 or 2015. The Company did not recognize expense related to phantom stock units as of September 30, 2016. The Company recognized $0 and $390,000 of compensation expense related to previously granted phantom stock units during the three and nine months ended September 30, 2015, respectively. All of the previously granted phantom stock units were fully vested and paid-out as of June 30, 2015.
Stock Appreciation Rights
Cash settled stock appreciation rights ("SARs") granted under the 2004 Incentive Plan are valued using the Black-Scholes option-pricing model on the date of grant. SARs are subsequently remeasured at each interim reporting period based on a revised Black-Scholes value until they are exercised. SARs vest over a three-year period. As of September 30, 2016, all outstanding SARs were fully vested.
There were no SARs granted during the first nine months of 2016 or 2015. The Company recognized $129,000 and reversed $505,000 of compensation expense related to previously granted SARs during the three months ended September 30, 2016 and 2015, respectively, and recognized $336,000 and $2,211,000 of compensation expense related to previously granted SARs during the nine months ended September 30, 2016 and 2015, respectively. Accrued compensation expense for these awards was $427,000 and $1,460,000 at September 30, 2016 and December 31, 2015, respectively, which was recorded in accrued employee compensation and benefits in the accompanying consolidated condensed balance sheets.
Note 12. Fair Value of Financial Instruments
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

The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 13) that are measured at fair value on a recurring basis by the above pricing levels at September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2016
Foreign currency forward contracts—asset position	$1,408	$—	$1,408	$—
Foreign currency forward contracts—liability position	(5,132)	—	(5,132)	—
	$(3,724)	$—	$(3,724)	$—
December 31, 2015
Foreign currency forward contracts—asset position	$680	$—	$680	$—
Foreign currency forward contracts—liability position	(342)	—	(342)	—
	$338	$—	$338	$—
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
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at September 30, 2016 and December 31, 2015 are categorized within Level 1 of the fair value hierarchy due to the short-term nature of these balances. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Money market funds(1)	$73,229	$73,229	$—	$—
Japan ABL Facility(2)	$—	$—	$14,969	$14,969
Standby letters of credit(3)	$933	$933	$1,030	$1,030

(1)
The carrying value of the money market funds approximates fair value as the funds are highly liquid and short-term in nature. The funds seek to maintain a stable net asset value of $1.00 per share, and the market value per share of these funds are available in active markets. As such, they are categorized within Level 1 of the fair value hierarchy. The money market funds accrue dividends, which are reinvested and reflected in the carrying value as of September 30, 2016.

(2)
The carrying value of the amount outstanding under the Japan ABL Facility approximates the fair value due to the short-term nature of this obligation. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 2 for information on the Company's credit facilities, including certain risks and uncertainties related thereto.

(3)
The carrying value of the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts. There were no amounts outstanding under these letters of credit as of September 30, 2016 and December 31, 2015. The fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include long-lived assets, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During each of the nine months ended September 30, 2016 and 2015, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 13. Derivatives and Hedging
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
The following table summarizes the fair value of the Company's foreign currency forward contracts as well as the location of the asset and/or liability on the consolidated condensed balance sheets at September 30, 2016 and December 31, 2015 (in thousands):

	Asset Derivatives
	September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$215	Other current assets	$520

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,193	Other current assets	$160

	Liability Derivatives
	September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$1,172	Accounts payable and accrued expenses	$296

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$3,960	Accounts payable and accrued expenses	$46
The Company's foreign currency forward contracts are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company elected not to present these contracts on a net settlement amount basis, and are therefore presented on a gross basis on the accompanying consolidated condensed balance sheets at September 30, 2016 and December 31, 2015.

Cash Flow Hedging Instruments
Beginning in January 2015, the Company entered into foreign currency forward contracts designated as qualifying cash flow hedges to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 to 15 months from their inception. At September 30, 2016 and December 31, 2015, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $34,278,000 and $55,938,000, respectively. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the hypothetical derivative method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. Any ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company would discontinue hedge accounting prospectively if (i) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 12).
As of September 30, 2016, the Company recorded a net loss of $3,345,000 in other comprehensive income (loss) related to its hedging activities. Of this amount, for the three and nine months ended September 30, 2016, net losses of $607,000 and $879,000, respectively, were relieved from other comprehensive income and recognized in cost of goods sold for the underlying intercompany sales that were recognized, and net losses of $202,000 and $758,000, respectively, were relieved from other comprehensive income and recognized in net sales for the underlying third party sales. There were no ineffective gains or losses recognized during the nine months ended September 30, 2016. Forward points of $118,000 were expensed as incurred for the nine months ended September 30, 2016. Based on the current valuation, the Company expects to reclassify net losses of $1,152,000 from accumulated other comprehensive income (loss) into net earnings during the next 12 months.
The Company recognized net gains of $1,018,000 and $1,130,000 in cost of goods sold for the three and nine months ended September 30, 2015, respectively, and $62,000 and $683,000 in other income (expense) for the three and nine months ended September 30, 2015, respectively, as a result of hedge ineffectiveness.
The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the three and nine months ended September 30, 2016 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2016	2015	2016	2015
Foreign currency forward contracts	$331	$(156)	$(3,345)	$1,999

	Gain (Loss) Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2016	2015	2016	2015
Foreign currency forward contracts	$(809)	$1,018	$(1,637)	$1,130

	Gain Recognized in Other Income (Expense) (Ineffective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2016	2015	2016	2015
Foreign currency forward contracts	$—	$590	$—	$1,211

The following table details the amounts reclassified from accumulated other comprehensive loss to cost of goods sold, as well as changes in foreign currency translation for the nine months ended September 30, 2016. Amounts are in thousands.

Accumulated other comprehensive loss, December 31, 2015	$(11,813)
Change in fair value of derivative instruments	(3,345)
Amounts reclassified from accumulated other comprehensive income to cost of goods sold	879
Amounts reclassified from accumulated other comprehensive income to net sales	758
Foreign currency translation adjustments	4,195
Accumulated other comprehensive loss, September 30, 2016, before tax	(9,326)
Income tax expense related to items of other comprehensive income	31
Less: Comprehensive income attributable to non-controlling interest	76
Accumulated other comprehensive loss, September 30, 2016, after tax and non-controlling interest	$(9,219)
Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualified hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At September 30, 2016 and December 31, 2015, the notional amounts of the Company’s foreign currency forward contracts not designated as hedging instruments used to help mitigate the exposures discussed above were approximately $78,078,000 and $43,098,000, respectively. The increase in foreign currency forward contracts reflects the general timing of when the Company enters into these contracts. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 12).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Location of Net Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Net Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Foreign currency forward contracts	Other income (expense), net	$(50)	$637	$(9,908)	$978
In addition, for the three and nine months ended September 30, 2016, the Company recognized net foreign currency gains related to transactions with its foreign subsidiaries of $1,244,000 and $3,909,000, respectively. For the three and nine months ended September 30, 2015, the Company recognized net foreign currency losses related to transactions with its foreign subsidiaries of $527,000 and $1,254,000, respectively.
Note 14. Segment Information
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

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales:
Golf Clubs	$155,210	$146,522	$586,445	$577,294
Golf Balls	32,640	29,258	121,052	113,169
	$187,850	$175,780	$707,497	$690,463
Income before income taxes:
Golf Clubs	$2,818	$6,564	$71,166	$69,555
Golf Balls	3,846	3,511	23,210	17,559
Reconciling items(1)	(11,109)	(12,145)	(22,988)	(37,092)
	$(4,445)	$(2,070)	$71,388	$50,022
Additions to long-lived assets:
Golf Clubs	$5,675	$3,087	$9,587	$7,906
Golf Balls	1,043	565	3,169	1,876
	$6,718	$3,652	$12,756	$9,782

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The reconciling items for the nine months ended September 30, 2016 include a $17,662,000 gain that was recognized in the second quarter of 2016 in connection with the sale of approximately 10.0% of the Company's investment in Topgolf (see Note 7), combined with decreases in interest expense and corporate stock compensation, partially offset by an increase in foreign currency exchange losses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors Regarding Forward-Looking Statements” on page 2 of this report.
Results of Operations
Overview of Business and Seasonality
Products. The Company designs, manufactures and sells high quality golf clubs, golf balls, golf bags and other golf-related accessories. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company designs golf products for golfers of all skill levels, both amateur and professional.
Operating Segments. The Company has two reportable operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists of Callaway Golf woods, hybrids, irons and wedges and Odyssey putters. This segment also includes other golf-related accessories described above and royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists of Callaway Golf and Strata balls that are designed, manufactured and sold by the Company. As discussed in Note 14 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.
Cost of Sales. The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. As a result of the actions taken to improve manufacturing efficiencies, a greater percentage of the Company's manufacturing costs became variable in nature and will fluctuate with sales volumes. With respect to the Company's operating segments, variable costs for golf clubs represent approximately 85% to 95% of cost of sales, and for golf balls, approximately 75% to 85%. Of these variable costs, material and component costs represent approximately 85% to 95% for golf clubs and approximately 75% to 85% for golf balls. On a consolidated basis, over 85% of total cost of sales is variable in nature, and of this amount, over 85% is comprised of material and component costs. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Golf Clubs and Golf Balls Segments Results for the Three Months Ended September 30, 2016 and 2015—Segment Profitability," and "Golf Clubs and Golf Balls Segments Results for the Nine Months Ended September 30, 2016 and 2015—Segment Profitability" below for further discussion of gross margins.
Seasonality. In most of the regions where the Company does business, the game of golf is played primarily on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of the Company’s on-course customers closing for the cold weather months. The Company’s business is therefore subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. The Company’s second-quarter sales are significantly affected by the amount of reorder business of the products sold during the first quarter. The Company’s third-quarter sales are generally dependent on reorder business but can also include smaller new product launches, typically resulting in lower sales than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. The Company’s fourth-quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key regions. However, fourth-quarter sales can be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter-to-quarter fluctuations, can be affected by many factors, including the timing of new product introductions as well as weather conditions. In general, because of this seasonality, a majority of the Company’s sales and most, if not all, of its profitability occurs during the first half of the year.
Foreign Currency. A significant portion of the Company’s business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency forward contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies and (iii) the mark-to-market adjustments of the Company’s foreign currency forward contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. For the three and nine months ended September 30, 2016, the Company’s reported net sales in regions outside the United States were positively affected by the translation of foreign currency sales into U.S. dollars based on 2015 exchange rates.
Executive Summary
The strength of the Company’s 2016 product line and its continuing brand momentum resulted in improved hard goods market share, which allowed the Company to overcome softer than anticipated market conditions during the third quarter and first nine months of 2016. As a result, the Company's net sales for the third quarter of 2016 increased $12.1 million (6.9%) to $187.9 million from $175.8 million in the third quarter of 2015. Net sales for the first nine months of 2016 increased $17.0 million (2.5%) to $707.5 million compared to $690.5 million for the same period in 2015. The increases in net sales for the third quarter and first nine months were led by an increase in golf apparel sales due to the formation and consolidation of the Company’s new apparel joint venture in Japan during the third quarter of 2016, combined with an increase in sales in the irons and golf ball categories, as well as an overall net positive impact from changes in foreign currency rates.
The Company’s gross margin declined by 210 basis points to 42.0% for the third quarter of 2016 compared to the same quarter of 2015 primarily due to the timing of sales of higher margin products in 2015 compared to 2016 as a result of a shift in product launch timing combined with an increase in promotional activity. Gross margin for the first nine months of 2016 improved by 110 basis points to 45.5% compared to the first nine months of 2015, primarily due to operational efficiencies related to the Company's continuous efforts to improve its manufacturing and supply chain functions, combined with more favorable product pricing. This was offset by an increase in promotional activity compared to the same period in 2015.
Third quarter 2016 operating expenses increased $7.3 million or 9.5% and were slightly higher by 110 basis points as a percentage of net sales in the third quarter of 2016 compared to the third quarter of 2015. Operating expenses increased $10.7 million or 4.3% and were up slightly as a percentage of net sales for the first nine months of 2016 compared to the same period in 2015. The increases for the three and nine month periods ended September 30, 2016 was primarily related to a planned increase in marketing expense, an increase in bad debt expense, and incremental expense related to the Japan joint venture.
Interest expense decreased $3.0 million to $0.5 million for the third quarter of 2016 compared to the third quarter of 2015, and decreased $5.9 million to $1.9 million for the first nine months of 2016 compared to the same period in 2015, both due to the retirement of the Company's convertible senior notes during the second half of 2015.
During the nine months ended September 30, 2016, the Company completed the sale of a small portion of its preferred shares of Topgolf International, Inc. doing business as the Topgolf Entertainment Group ("Topgolf") for total proceeds of $23.4 million, and recognized a gain of $17.7 million. Immediately after the sale, the Company retained a 15% ownership interest in Topgolf.
Other income/expense for the third quarter of 2016 increased by $0.6 million to other income of $1.3 million compared to the third quarter of 2015, and decreased $7.0 million to other expense of $5.8 million for the first nine months of 2016 compared to the same period in 2015. The decrease during the first nine months of 2016 was primarily due to an increase in net losses from the Company's foreign currency hedging contracts.
The Company’s provision for income taxes decreased slightly to $1.3 million in the third quarter of 2016, compared to the third quarter of 2015, and decreased by $0.4 million to $4.6 million in the first nine months of 2016, compared to the same period in 2015.
Net loss increased $2.3 million to $5.9 million in the third quarter of 2016, and diluted loss per share increased by $0.02 to $0.06. Net income increased $21.6 million or 48.0% to $66.6 million during the first nine months of 2016, and diluted earnings per share increased $0.17 (or 32.1%) to $0.70. Net income for the first nine months of 2016 includes a gain of $17.7 million ($0.18 per share) from the sale of the Company’s investment in Topgolf as discussed above. Including the $23.4 million in proceeds from the sale of a portion of the Company’s Topgolf investment, total cash and cash equivalents increased by $74.8 million to $124.6 million for the first nine months of 2016 and as of September 30, 2016 the Company did not have any debt.
Three-Month Periods Ended September 30, 2016 and 2015
Net sales for the third quarter of 2016 increased by $12.1 million (6.9%) to $187.9 million compared to $175.8 million in the third quarter of 2015. This improvement was primarily due to an increase in apparel sales in Japan due to the Company's new joint venture, which was established during the third quarter of 2016, combined with the continued strength of the Company's brand and additional hard goods market share gains, resulting in increased sales in both the Company's golf club and golf ball reporting segments. The Company’s sales for the third quarter of 2016 were also favorably impacted by the effect of changes in foreign currency rates compared to the same period in the prior year.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended September 30,		Growth
	2016	2015	Dollars	Percent
Net sales:
Golf clubs	$155.2	$146.5	$8.7	5.9%
Golf balls	32.7	29.3	3.4	11.6%
	$187.9	$175.8	$12.1	6.9%
For further discussion of each operating segment’s results, see "Golf Clubs and Golf Balls Segments Results for the Three Months Ended September 30, 2016 and 2015" below.
Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2016	2015	Dollars	Percent
Net sales:
United States	$92.9	$87.0	$5.9	6.8%
Europe	26.4	26.6	(0.2)	(0.8)%
Japan	41.4	33.7	7.7	22.8%
Rest of Asia	15.9	16.8	(0.9)	(5.4)%
Other countries	11.3	11.7	(0.4)	(3.4)%
	$187.9	$175.8	$12.1	6.9%
Net sales in the United States increased $5.9 million (6.8%) to $92.9 million during the third quarter of 2016 compared to $87.0 million in the third quarter of 2015 primarily due to an increase in sales of irons due to the launch of the Company's Steelhead irons during the third quarter of 2016 combined with an increase in sales of golf balls due to the continued success of the Company's Chrome Soft golf balls. The Company’s sales in regions outside of the United States increased $6.2 million (7.0%) to $95.0 million for the third quarter of 2016 compared to $88.8 million in the third quarter of 2015. The increase in sales in foreign regions was primarily due to a $7.7 million increase in Japan, primarily due to an $11.5 million increase in apparel sales due to the Company's new joint venture established during the third quarter of 2016, partially offset by an increase in promotional activity period over period, combined with a shift in the timing of product launches as discussed below (see Golf Clubs and Golf Balls Segments Results for the Three Months Ended September 30, 2016 and 2015). Additionally, the Company's sales in its foreign regions were favorably impacted by $5.6 million due to fluctuations in foreign currency rates relative to the same period in the prior year.
Gross profit increased $1.3 million (1.7%) to $78.9 million in the third quarter of 2016 compared to $77.6 million in the third quarter of 2015. However, gross profit as a percentage of net sales (“gross margin”) decreased to 42.0% in the third quarter of 2016 compared to 44.1% in the third quarter of 2015. The decrease in gross margin was primarily due to a decrease of approximately 400 basis points in price and mix as a result of an unfavorable shift in product mix within the woods category, partially offset by an increase in average selling prices within the irons category. This decrease was partially offset by an increase of approximately 200 basis points as a result of favorable changes in foreign currency exchange rates. See "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Golf Clubs and Golf Balls Segments Results for the Three Months Ended September 30, 2016 and 2015—Segment Profitability" below for further discussion of gross margin.
Selling expenses increased by $3.5 million to $55.9 million (29.6% of net sales) in the third quarter of 2016 compared to $52.4 million (29.8% of net sales) in the third quarter of 2015. This increase was primarily due to an additional $2.5 million of selling costs resulting from the formation and consolidation of the Company's new joint venture in Japan, combined with an $0.8 million increase in marketing and tour expenses primarily due to the timing of promotional activity period over period.

General and administrative expenses increased by $4.1 million to $19.9 million (10.6% of net sales) in the third quarter of 2016 compared to $15.8 million (9.0% of net sales) in the third quarter of 2015. This increase resulted primarily from a $1.0 million increase in bad debt expense as a result of additional reserves taken related to a specific account, a $0.9 million increase in legal and professional fees, combined with a $0.7 million increase in stock compensation expense, which was due to the reversal of expense in the third quarter of 2015 for awards subject to mark-to-market adjustments.
Research and development expenses decreased by $0.3 million to $8.4 million (4.5% of net sales) in the third quarter of 2016 compared to $8.7 million (4.9% of net sales) in the third quarter of 2015.
Interest expense decreased by $3.0 million to $0.5 million in the third quarter of 2016 compared to $3.5 million in the third quarter of 2015 primarily due to the savings realized in connection with the retirement of the Company's convertible notes into shares of common stock during the second half of 2015 (see Note 2 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q).
Other income/expense, net increased to other income of $1.3 million in the third quarter of 2016 compared to other income of $0.7 million in the third quarter of 2015. This increase was primarily due to an increase in net foreign currency gains in the third quarter of 2016 compared to the third quarter of 2015.
The Company’s provision for income taxes decreased slightly to $1.3 million in the third quarter of 2016, compared to $1.5 million in the third quarter of 2015. Due to the impact of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s income tax provision for the third quarter of 2016 and 2015 was primarily correlated to the pre-tax income of the Company's foreign subsidiaries. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including the U.S. business losses in periods prior to 2015, the U.S. business profits in the first nine months in 2016 and in 2015, and future projections of profitability which are subject to uncertainty. As of September 30, 2016, current evidence does not support the realization of these deferred tax assets. During the fourth quarter of 2016, the Company will conduct its 2017 planning and forecasting process as well as its annual review of deferred tax assets. As part of this process, the Company will evaluate all available evidence in determining the likelihood that it will be able to realize all or some portion of its deferred tax assets prior to their expiration.  If, upon completing this evaluation, the Company concludes that it is more likely than not that the Company will be able to realize its deferred tax assets, all or a significant portion of the valuation allowance may be reversed at or before the end of the current year. If the Company were to reverse all or a significant portion of the valuation allowance, the Company would realize a significant one-time, non-cash tax benefit in the period of reversal. Prospectively, the Company would then expect to report an effective U.S. income tax rate that is closer to its statutory rates. For further discussion see Note 9 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net loss for the third quarter of 2016 increased $2.3 million to $5.9 million compared to $3.6 million in the third quarter of 2015. Diluted loss per share increased to $0.06 in the third quarter of 2016 compared to $0.04 in the third quarter of 2015.
Golf Clubs and Golf Balls Segments Results for the Three Months Ended September 30, 2016 and 2015
Golf Clubs Segment
Golf club sales increased $8.7 million (5.9%) to $155.2 million in the third quarter of 2016 compared to $146.5 million in the third quarter of 2015. This increase was primarily due to the formation and consolidation of the Company's new joint venture in Japan established during the third quarter of 2016, combined with an increase in irons sales due to the launch of the Company's Steelhead irons during the third quarter of 2016. Net sales by product category is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2016	2015	Dollars	Percent
Net sales:
Woods	$35.8	$48.4	$(12.6)	(26.0)%
Irons	50.3	42.4	7.9	18.6%
Putters	17.2	17.3	(0.1)	(0.6)%
Accessories and other	51.9	38.4	13.5	35.2%
	$155.2	$146.5	$8.7	5.9%

The $12.6 million (26.0%) decrease in net sales of woods to $35.8 million for the quarter ended September 30, 2016 compared to $48.4 million in the comparable period in 2015 was primarily due to a 14.9% decline in sales volumes combined with a 13.3% decrease in average selling prices. The decline in both sales volumes and average selling prices was primarily due to a shift in launch timing with the launch of the Great Big Bertha drivers and fairway woods during the third quarter of 2015 and only a limited woods launch during the third quarter of 2016. This resulted in an unfavorable shift in sales mix with fewer sales of full priced products during the third quarter of 2016 compared to the same period in the prior year. These decreases were partially offset by an increase in hybrid sales due to the launch of the Company's new Steelhead hybrids during the third quarter of 2016 with no new hybrid launch during the third quarter in the prior year.
Net sales of irons increased $7.9 million (18.6%) to $50.3 million for the quarter ended September 30, 2016 compared to $42.4 million in the same period in the prior year. This was due to an improvement in both sales volumes as well as average selling prices. The 12.7% increase in sales volumes was primarily due to the year over year improvement in market share within the irons category combined with the launch of the Company's new Steelhead irons in the third quarter of 2016. The 5.1% increase in average selling prices was due to the continued success of the Company's more premium APEX irons combined with the launch of the Company's Steelhead irons at a higher price than the XR irons in the prior year.
Net sales of putters remained flat at $17.2 million for the quarter ended September 30, 2016 compared to the same period in the prior year. However sales volumes increased 1.1% due to the launch of the Company's Stroke Lab putters in the third quarter of 2016, offset by a 0.7% decline in average selling prices resulting from increased promotional activity during the third quarter of 2016 compared to the same period in the prior year.
Net sales of accessories and other increased $13.5 million (35.2%) to $51.9 million for the quarter ended September 30, 2016 compared to $38.4 million in the same period in the prior year, primarily driven by an $11.5 million increase in apparel sales from the Company's new Callaway apparel Company joint venture in Japan during the current quarter. The Company also experienced an increase in sales of packaged sets and other accessories partially offset by a decline in footwear sales.
Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth
	2016	2015	Dollars	Percent
Net sales:
Golf balls	$32.7	$29.3	$3.4	11.6%
Net sales of golf balls increased $3.4 million (11.6%) to $32.7 million for the quarter ended September 30, 2016 compared to $29.3 million in the same period in the prior year primarily due to a 12.6% increase in average selling prices partially offset by a 0.9% decline in sales volumes. The increase in average selling prices was primarily due to an increase in the sales price of the Company's 2016 Chrome Soft golf balls during the third quarter of 2016 compared to the same period in the prior year. The decline in sales volume was primarily due to a decline in sales of the Company's lower priced special market golf balls during the third quarter of 2016 compared to the same period in 2015.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2016	2015	Dollars	Percent
Income before income taxes:
Golf clubs	$2.8	$6.6	$(3.8)	(57.6)%
Golf balls	3.8	3.5	0.3	8.6%
Reconciling items(1)	(11.0)	(12.2)	1.2	9.8%
	$(4.4)	$(2.1)	$(2.3)	109.5%

(1)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability.
Pre-tax income in the Company’s golf clubs operating segment decreased to $2.8 million in the third quarter of 2016 from $6.6 million in the third quarter of 2015. This decrease was primarily due to a $2.6 million increase in operating expenses, combined with a $1.1 million decline in gross profit (or approximately 280 basis point decline in gross margins). The increase in operating expenses was primarily due to an increase in employee costs as a result of the Company's new joint venture in Japan established during the third quarter of 2016, in addition to increases in bad debt expense and marketing and tour expenses. The decrease in gross margin was primarily due to a decrease of 431 basis points in price and mix primarily due to an unfavorable shift in sales mix within the woods category combined with an increase in promotional activity during the third quarter of 2016 compared to the third quarter of 2015, partially offset by an increase in average selling prices within the irons category driven primarily by the launch of the Steelhead XR and XR OS extension line of irons in the third quarter of 2016 with no comparable launch in the prior year combined with the continued strength of the more premium APEX irons. These decreases were partially offset by favorable changes in foreign currency exchange rates, which resulted in an increase of 171 basis points.
Pre-tax income in the Company’s golf balls operating segment increased to $3.8 million in the third quarter of 2016 from $3.5 million in the third quarter of 2015. This increase was primarily due to a $3.4 million increase in net sales (as discussed above), combined with a $2.4 million increase in gross profit (or 64 basis points in gross margin). This improvement was offset by an increase of $2.1 million in operating expenses. The increase in gross margin was primarily due to favorable changes in foreign currency exchange rates, which resulted in an increase of 34 basis points, combined with an increase of 26 basis points in price and mix due to the Chrome Soft golf balls launched in the current year at higher average selling prices compared to the Chrome Soft golf balls launched in the prior year. The increase in operating expenses was primarily due to increases in employee costs, bad debt expense and marketing and tour expenses.
Nine-Month Periods Ended September 30, 2016 and 2015
Net sales for the nine months ended September 30, 2016 increased $17.0 million to $707.5 million compared to $690.5 million for the nine months ended September 30, 2015. Despite softer than anticipated market conditions, the Company improved its market share due to the continued strength of its brand, resulting in increased sales in both the Company's golf clubs and golf balls operating segments. Additionally, the Company's net sales of Accessories and Other products were favorably impacted by the completion of its joint venture in Japan, resulting in the formation of Callaway Apparel KK, which has been consolidated with the Company's results since July 1, 2016.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Nine Months Ended September 30,		Growth
	2016	2015	Dollars	Percent
Net sales:
Golf clubs	$586.4	$577.3	$9.1	1.6%
Golf balls	121.1	113.2	7.9	7.0%
	$707.5	$690.5	$17.0	2.5%
For further discussion of each operating segment’s results, see “Golf Clubs and Golf Balls Segments Results for the Nine Months Ended September 30, 2016 and 2015” below.

Net sales information by region is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2016	2015	Dollars	Percent
Net sales:
United States	$380.2	$377.6	$2.6	0.7%
Europe	101.2	103.6	(2.4)	(2.3)%
Japan	121.2	103.3	17.9	17.3%
Rest of Asia	51.8	52.3	(0.5)	(1.0)%
Other countries	53.1	53.7	(0.6)	(1.1)%
	$707.5	$690.5	$17.0	2.5%
Net sales in the United States increased $2.6 million (0.7%) to $380.2 million during the nine months ended September 30, 2016 compared to $377.6 million for the nine months ended September 30, 2015 primarily due to an increase in average selling prices across most product categories. The Company’s sales in regions outside of the United States increased $14.4 million (4.6%) to $327.3 million for the nine months ended September 30, 2016 compared to $312.9 million for the nine months ended September 30, 2015. This increase was primarily due to an $11.5 million increase in apparel sales in Japan due to the Company's new joint venture established during the third quarter of 2016. Additionally, the Company's sales in foreign regions were favorably impacted by $5.6 million due to fluctuations in foreign currency rates.
Gross profit increased $15.3 million (5.0%) to $321.9 million for the nine months ended September 30, 2016 compared to $306.6 million in the same period of 2015, and gross margin increased to 45.5% in the first nine months of 2016 compared to 44.4% for the same period in 2015. The increase in gross margin was primarily due to (i) an increase of 170 basis points due to improved operational efficiencies; and (ii) an increase of 60 basis points in price and product mix as a result of an increase in average selling prices within the golf balls, irons and woods product categories, partially offset by an increase in promotional activity period over period. These increases were partially offset by the impact of unfavorable changes in foreign currency exchange rates on inventory held in foreign locations, which resulted in a decrease of 94 basis points. See "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Golf Clubs and Golf Balls Segments Results for the Nine Months Ended September 30, 2016 and 2015—Segment Profitability" below for further discussion of gross margin.
Selling expenses increased by $4.8 million to $183.5 million (25.9% of net sales) during the nine months ended September 30, 2016 compared to $178.7 million (25.9% of net sales) in the comparable period of 2015. This increase was primarily due to $2.5 million of additional selling costs resulting from the formation and consolidation of the Company's Callaway Apparel K.K. joint venture in Japan, a $0.8 million increase in accrued employee incentive compensation, and a $1.2 million increase in marketing and tour expenses primarily due to a planned increase in marketing spend period over period.
General and administrative expenses increased by $5.1 million to $52.5 million (7.4% of net sales) during the nine months ended September 30, 2016 compared to $47.4 million (6.9% of net sales) in the comparable period of 2015. This increase was primarily due to an increase of $1.8 million in legal expenses, a $1.7 million increase in bad debt expense as a result of additional reserves taken related to a specific account in 2016 combined with a bad debt recovery recognized in the first quarter of 2015, and an increase of $1.0 million in banking and professional fees. These increases were partially offset by a $1.0 million decrease in stock compensation expense as a result of the payout of cash-settled stock awards period over period.
Research and development expenses increased by $0.7 million to $24.9 million (3.5% of net sales) during the nine months ended September 30, 2016 compared to $24.2 million (3.5% of net sales) in the comparable period of 2015.
Interest expense decreased by $5.9 million to $1.9 million during the nine months ended September 30, 2016 compared to $7.8 million in the comparable period of 2015 primarily due to the savings realized in connection with the retirement of the Company's convertible notes into shares of common stock during the second half of 2015 (see Note 7 "Investments" to the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q).
During the second quarter of 2016, the Company sold approximately 10.0% of its preferred shares in Topgolf for $23.4 million and recognized a $17.7 million gain in other income. See Note 7 “Investments” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.

Other income/expense, net decreased to other expense of $5.8 million during the nine months ended September 30, 2016 compared to other income of $1.2 million in the comparable period of 2015. This $7.0 million decrease was due to an increase in net foreign currency losses from non-designated foreign currency hedging contracts.
The Company’s provision for income taxes decreased to $4.6 million for the nine months ended September 30, 2016, compared to $5.0 million in the comparable period of 2015. Due to the effects of the Company’s valuation allowance against its U.S. deferred tax assets, the Company’s income tax provision for 2016 and 2015 is correlated to the pre-tax income of the Company's foreign subsidiaries. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including the U.S. business losses in periods prior to 2015, the U.S. business profits in the first nine months in 2016 and in 2015, and future projections of profitability which are subject to uncertainty. As of September 30, 2016, current evidence does not support the realization of these deferred tax assets. During the fourth quarter of 2016, the Company will conduct its 2017 planning and forecasting process as well as its annual review of deferred tax assets. As part of this process, the Company will evaluate all available evidence in determining the likelihood that it will be able to realize all or some portion of its deferred tax assets prior to their expiration.  If, upon completing this evaluation, the Company concludes that it is more likely than not that the Company will be able to realize its deferred tax assets, all or a significant portion of the valuation allowance may be reversed at or before the end of the current year. If the Company were to reverse all or a significant portion of the valuation allowance, the Company would realize a significant one-time, non-cash tax benefit in the period of reversal. Prospectively, the Company would then expect to report an effective U.S. income tax rate that is closer to its statutory rates. For further discussion see Note 9 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net income for the nine months ended September 30, 2016 increased by $21.6 million to $66.6 million compared to $45.0 million in the comparable period of 2015. Diluted earnings per share increased to $0.70 in the first nine months of 2016 compared to $0.53 in the same period in 2015. Net income in the first nine months of 2016 includes a $17.7 million ($0.18 per share) gain, as discussed above, from the sale of approximately 10% of the Company's investment in Topgolf.
Golf Clubs and Golf Balls Segments Results for the Nine Months Ended September 30, 2016 and 2015
Golf Clubs Segment
Golf clubs sales increased $9.1 million to $586.4 million in the first nine months of 2016 compared to the same period in 2015 primarily due to an increase in sales of accessories and other sales in Japan due to the Company's new joint venture established during the third year of 2016, combined with an increased average selling prices across all product categories, partially offset by a decline in sales volumes in the woods and putters product categories.
Net sales information by product category is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2016	2015	Dollars	Percent
Net sales:
Woods	$172.3	$187.3	$(15.0)	(8.0)%
Irons	172.9	163.3	9.6	5.9%
Putters	72.0	72.6	(0.6)	(0.8)%
Accessories and other	169.2	154.1	15.1	9.8%
	$586.4	$577.3	$9.1	1.6%
Net sales of woods decreased $15.0 million (8.0%) to $172.3 million for the nine months ended September 30, 2016 compared to the same period in the prior year. This decrease resulted from a 9.7% decline in sales volume partially offset by a 1.8% increase in average selling prices. The decrease in sales volumes was primarily due to a shift in launch timing resulting in fewer woods products launched during the first nine months of 2016 compared to the same period in the prior year. The increase in average selling prices was primarily due to the success of the current year XR 16 drivers, which were launched at a higher selling price than their predecessor XR drivers, combined with the continued success of the Great Big Bertha drivers resulting in a favorable shift in sales mix within the woods product category.
Net sales of irons increased $9.6 million (5.9%) to $172.9 million for the nine months ended September 30, 2016 compared to the same period in the prior year. This was due to a 4.8% increase in average selling prices combined with a 1.0% increase in sales volumes. The increase in average selling prices was primarily due to the success of the more premium APEX irons with no comparable launch during the first nine months of 2015. This was partially offset by an increase in promotional activity related to reduced prices on the Company's XR irons which were in the second year of their product lifecycle. The slight increase in sales volumes resulted from the timing of product launches with the launch of the Steelhead irons during the third quarter of 2016, compared to the APEX irons launched in the fourth quarter of 2015.
Net sales of putters decreased $0.6 million (0.8%) to $72.0 million for the nine months ended September 30, 2016 compared to the same period in the prior year due to a 1.4% decline in sales volumes partially offset by a 0.7% increase in average selling prices. The decline in sales volume was primarily due to the 2016 launch of the Company's White Hot RX putters, which was a smaller launch compared to the full line of Odyssey Works putters launched in the prior year. The increase in average selling prices was primarily due to the limited offerings of the Company's Toe Up putters, which had a higher average selling price than the Company's core putters offered in the prior year, combined with the launch of more premium putters during the current year.
Net sales of accessories and other products increased $15.1 million (9.8%) to $169.2 million for the nine months ended September 30, 2016 compared to the same period in the prior year. This increase was primarily driven by an $11.5 million increase in apparel sales due to the Company's new joint venture in Japan established during the third quarter of 2016. Additionally, the Company experienced an increase in sales of packaged sets and other accessories compared to the same period in 2015.
Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth
	2016	2015	Dollars	Percent
Net sales:
Golf balls	$121.1	$113.2	$7.9	7.0%
Net sales of golf balls increased $7.9 million (7.0%) to $121.1 million for the nine months ended September 30, 2016 compared to $113.2 million in the same period in the prior year due to a 9.4% increase in average selling prices partially offset by a 2.2% decline in sales volumes. The increase in average selling prices was primarily due to an increase in the sales price of the Company's 2016 Chrome Soft golf balls during the current year. The decline in sales volume was primarily due to a decline in sales of the Company's SMU balls during the first nine months of 2016 compared to the same period in 2015.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth
	2016	2015	Dollars	Percent
Income before income taxes:
Golf clubs	$71.2	$69.5	$1.7	2.4%
Golf balls	23.2	17.6	5.6	31.8%
Reconciling items(1)	(23.0)	(37.1)	14.1	38.0%
	$71.4	$50.0	$21.4	42.8%

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items in the first nine months of 2016 compared to the same period in the prior year was primarily due to a $17.7 million gain recognized in the second quarter of 2016 in connection with the sale of approximately 10.0% of the Company's investment in Topgolf, combined with decreases in interest expense and corporate stock compensation, partially offset by an increase in foreign currency exchange losses.

Pre-tax income in the Company’s golf clubs operating segment increased to $71.2 million for the nine months ended September 30, 2016 from $69.5 million for the comparable period in the prior year. This increase was primarily due to a $9.2 million increase in net sales (as discussed above) combined with a $7.3 million increase in gross profit (or increase of 37 basis points in gross margin), partially offset by an increase of $5.7 million in operating expenses. The improvement in gross margin was primarily due to an increase of 150 basis points due to a reduction in costs, driven primarily by the favorable sourcing of raw materials, combined with improved operational efficiencies resulting from the favorable absorption of fixed charges. Price and mix was flat in 2016 compared to the prior year as a result of an increase in average selling prices within the irons product category partially offset by an increase in promotional activity year over year. Foreign currency translation on inventory held in foreign locations had a negative impact to gross margin within the golf clubs segment of 93 basis points. The increase in operating expenses was primarily due to an increase in employee costs as a result of the Company's new joint venture in Japan established during the third quarter of 2016, in addition to increases in bad debt expense and marketing and tour expenses.
Pre-tax income in the Company’s golf balls operating segment increased to $23.2 million for the nine months ended September 30, 2016 from $17.6 million for the comparable period in the prior year. This increase was primarily due to a $7.9 million increase in net sales (as discussed above) combined with a $8.1 million increase in gross profit (or a 72 basis points improvement in gross margin), partially offset by an increase of $2.4 million in operating expenses. The improvement in gross margin was attributable to an increase in price and mix of 57 basis points due to the Chrome Soft golf balls launched in the current year at higher average selling prices compared to the Chrome Soft golf balls launched in the prior year. The increase in operating expenses was primarily due to increases in employee costs, bad debt expense and marketing and tour expenses.
Financial Condition
The Company’s cash and cash equivalents increased $74.8 million to $124.6 million at September 30, 2016 from $49.8 million at December 31, 2015. Cash provided by operating activities improved to $85.6 million during the first nine months of 2016 compared to $28.4 million during the comparable period of 2015. This improvement was primarily due to the timing of inventory purchases year over year as a result of a shift in product launch timing, improved inventory management year over year and an overall improvement in the Company's cash conversion cycle. During the nine months ended September 30, 2016, the Company used its cash and cash equivalents and proceeds of $23.4 million from the sale of approximately 10.0% of its preferred shares in its Topgolf investment, in addition to cash from operating activities, to pay down its credit facilities as well as to fund $12.2 million in capital expenditures and $1.6 million in golf-related ventures. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its credit facilities, as deemed necessary. See Note 2 "Financing Arrangements" to the Note to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-Q for further information on the ABL Facility.
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of September 30, 2016, the Company’s net accounts receivable increased to $158.3 million from $115.6 million as of December 31, 2015. The increase in accounts receivable reflects the general seasonality of the business and was primarily attributable to net sales of $187.9 million during the third quarter of 2016 compared to net sales of $153.3 million during the fourth quarter of 2015. The Company’s net accounts receivable as of September 30, 2016 increased by $5.2 million compared to the Company’s net accounts receivable as of September 30, 2015. This increase was primarily attributable to a $12.1 million increase in net sales in the third quarter of 2016 compared to the third quarter of 2015, offset by an overall improvement in payment terms.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s inventory decreased to $157.0 million as of September 30, 2016 compared to $208.9 million as of December 31, 2015. This decrease was primarily due to improved inventory management combined with the general seasonality of the Company's business. The Company’s inventory as of September 30, 2016 decreased by $27.8 million compared to the Company's inventory as of September 30, 2015 primarily due to the earlier timing of product launches in 2016 compared to 2015 combined with improved inventory management period over period.

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
In connection with the Company's investment in Topgolf in April 2016, Topgolf repurchased shares from its existing shareholders. The Company sold $5.8 million of its preferred shares in Topgolf in connection with this repurchase program, and received cash proceeds of $23.4 million. For further discussion, see Note 6 "Investments" in the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q.
As of September 30, 2016, approximately 37% of the Company’s total cash is held in regions outside of the United States. If the Company were to repatriate such cash, outside of settling intercompany balances during the normal course of operations, it would need to accrue and pay incremental U.S. federal and state income taxes, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards. The Company has not, nor does it intend to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. In 2015 and 2014, the Company ceased its business operations in Thailand and Malaysia, respectively, and accordingly, the Company no longer maintains a permanent reinvestment assertion with respect to these two entities. The Company intends to repatriate the undistributed earnings from these two entities to the United States at the time that the winding-down process has been completed. Accordingly, the Company has accrued for the estimated incremental U.S. income taxes related to reversing its permanent indefinite reinvestment assertion. However, these incremental U.S. income taxes are expected to be offset by the utilization of the Company's cumulative U.S. net operating losses. Except for the Company's foreign subsidiaries in Thailand and Malaysia, the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon.

Other Significant Cash and Contractual Obligations
The table set forth below summarizes certain significant cash obligations as of September 30, 2016 that could affect the Company’s future liquidity.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in millions)
Capital leases (1)	$0.5	$0.2	$0.3	$—	$—
Operating leases(2)	25.8	6.7	7.5	4.2	7.4
Unconditional purchase obligations(3)	62.1	35.9	23.0	3.2	—
Uncertain tax contingencies(4)	3.4	0.3	0.8	0.1	2.2
Total	$91.8	$43.1	$31.6	$7.5	$9.6

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

(4)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of September 30, 2016. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion see Note 9 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of a standby letter of credit in the amount of $0.9 million as security for contingent liabilities under certain workers’ compensation insurance policies.
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ended September 30, 2016 was not material to the Company’s financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time (see Note 10 “Commitments & Contingencies” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and “Legal Proceedings” in Part II, Item 1 of this Form 10-Q).
Capital Expenditures
The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $18.4 million for the year ending December 31, 2016.
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
Foreign Currency Fluctuations
Information about the Company's foreign currency hedging activities is set forth in Note 13 “Derivatives and Hedging,” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2016 through its foreign currency forward contracts.
The estimated maximum one-day loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, is $21.8 million at September 30, 2016. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities. Outstanding borrowings under these credit facilities accrue interest as described in Note 2 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.1 million over a 12-month period ending on September 30, 2016.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2016, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information set forth in Note 10 “Commitments & Contingencies,” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q, is incorporated herein by this reference.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In August 2014, the Company's Board of Directors authorized a $50.0 million share repurchase program under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The repurchases will be made consistent with the terms of the Company's credit facility which defines the amount of stock that can be repurchased. The repurchase program will remain in effect until completed or until terminated by the Board of Directors. During the three months ended September 30, 2016, the Company did not repurchase any shares of its common stock under this program.

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
Date: November 4, 2016

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