Form 10-K
period 2016-12-31
CALLAWAY GOLF CO
filed 2017-02-27
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the Registrant’s common stock held by nonaffiliates of the Registrant was $951,274,715 based on the closing sales price of the Registrant’s common stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and shares held in treasury, without conceding that any of the excluded parties are “affiliates” of the Registrant for purposes of the federal securities laws.
As of January 31, 2017, the number of shares outstanding of the Registrant’s common stock, $.01 par value, was 94,583,972.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC" or “Commission”) pursuant to Regulation 14A in connection with the Registrant’s 2017 Annual Meeting of Shareholders, which is scheduled to be held on May 2, 2017. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2016.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "on track," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, market conditions, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the integration of the OGIO International, Inc ("OGIO") acquisition, and the related financial impact of the future business and prospects of Callaway Golf and OGIO, and the expected continued financial impact of the joint venture in Japan. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:

•	certain risks and uncertainties, including changes in capital market or economic conditions;

•	delays or difficulties in the integration of the OGIO acquisition;

•	consumer acceptance of and demand for the Company’s products;

•	future retailer purchasing activity, which can be significantly affected by adverse industry conditions and overall retail inventory levels;

•	any unfavorable changes in U.S. trade, tax or other policies, including restrictions on imports or an increase in import tariffs;

•	the level of promotional activity in the marketplace;

•	future consumer discretionary purchasing activity, which can be significantly adversely affected by unfavorable economic or market conditions;

•	significant fluctuations in foreign currency exchange rates;

•	the ability of the Company to manage international business risks;

•	future changes in foreign currency exchange rates and the degree of effectiveness of the Company’s hedging programs;

•	adverse changes in the credit markets or continued compliance with the terms of the Company’s credit facilities;

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

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex-Apex Tour-APW-Aqua Dry-Arm Lock-Backstryke-Big Bertha-Big Bertha Alpha-Big T-Black Series-Callaway-Callaway Golf- Callaway Media Productions-Callaway Supersoft-C Grind-Chev-Chev 18-Chevron Device-Chrome Soft-Comfort Tech-CXR-Cup 360-360 Face Cup-D.A.R.T.-Dawn Patrol-Divine-Eagle-Engage-Epic-ERC-Exo-Cage-FTiZ-FT Optiforce-Fast Tech Mantle-FT Performance-FT Tour-Fusion-Fusion RX-GBB-Gems-Gravity Core-Great Big Bertha-Great Big Bertha Epic-Heavenwood-Hex Aerodynamics-Hex Chrome-Hex Solaire-HX-Hyper Dry-Hyper Lite-Hyper Speed Face-IMIX-Innovate or Die design-Ion X-Jailbird-Jailbreak-Kings of Distance-Legacy-Longer From Everywhere-Mack Daddy-MarXman-MD3 Milled-Microhinge Face Insert-MetalX-Number One Putter in Golf-Odyssey-Odyssey Works-O Works-OptiFit-Opti Flex-Opti Grip-Opti Shield-Opti Therm-ORG 14-ORG 15-ProType-∙R∙-Rossie-R Moto-RSX-S2H2-Sabertooth-SoftFast-Solaire-Speed Regime-Speed Step-SR1-SR2-SR3-Steelhead-Steehlead XR-Strata-Strata Jet-Stronomic-Sub Zero-Superhot-Tank-Tank Cruiser-Teron-Tech Series-TiHot-Toe Up-Toulon-Tour Authentic -Trade In! Trade Up!-Trionomer Cover-Tru Bore-udesign-Uptown-Versa-Warbird-Weather Series-Wedgeducation-W Grind-White Hot-White Hot Tour-White Hot Pro-White Hot Pro Havok-White Ice-World's Friendliest-X-12-X-14-X-16-X-18-X-20- X-22-X-24-X Act-X Hot-X Hot Pro-X² Hot-XR 16-XR design-X Series-XSPANN-Xtra Traction Technology-XTT-Xtra Width Technology-2-Ball-3 Deep.

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
The Company designs, manufactures and sells high quality golf clubs, golf balls, golf bags and other golf-related accessories. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company’s golf products are designed for golfers of all skill levels, both amateur and professional, and are generally designed to conform to the Rules of Golf as published by the United States Golf Association ("USGA") and the ruling authority known as The R&A. The Company has two reportable operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists of Callaway Golf woods, hybrids, irons and wedges and Odyssey putters, including Toulon Design by Odyssey. This segment also includes other golf-related accessories, royalties from licensing of the Company’s trademarks and service marks and sales of pre-owned golf clubs. The golf balls segment consists of Callaway Golf and Strata balls that are designed, manufactured and sold by the Company.
The Company generally sells its products to retailers, directly and through its wholly-owned subsidiaries, and to third-party distributors. The Company sells pre-owned golf products through its website, www.callawaygolfpreowned.com. In addition, the Company sells Callaway Golf and Odyssey products, including Toulon Design by Odyssey direct to consumers through its websites www.callawaygolf.com and www.odysseygolf.com. The Company also licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on golf related accessories, including golf apparel and footwear, golf gloves, prescription eyewear and practice aids. The Company’s products are sold in the United States and in over 100 countries around the world.
In January 2017 the Company completed the acquisition of OGIO International, Inc. ("OGIO"), a leading manufacturer in high quality bags, accessories and apparel in the golf and lifestyle categories. This acquisition is expected to enhance the Company's presence in golf while also providing a platform for future growth in the lifestyle category.
Financial Information about Segments and Geographic Areas
Information regarding the Company’s segments and geographic areas in which the Company operates is contained in Note 16 in the Notes to the Company’s Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014, and is included as part of Item 8—“Financial Statements and Supplementary Data.”
Products
The Company designs, manufactures and sells high quality golf clubs, golf balls, golf bags and other golf-related accessories. The following table sets forth the contribution to net sales attributable to the Company's principal product groups for the periods indicated:

	Years Ended December 31,
	2016		2015		2014
	(Dollars in millions)
Woods	$201.8	24%	$222.2	27%	$269.5	31%
Irons	211.9	24%	205.5	24%	200.2	23%
Putters	86.0	10%	86.3	10%	81.1	9%
Golf balls	152.3	17%	143.1	17%	137.0	15%
Accessories and other	219.2	25%	186.7	22%	199.1	22%
Net sales	$871.2	100%	$843.8	100%	$886.9	100%
For a detailed discussion regarding the changes in net sales for each product group from 2016 to 2015 and from 2015 to 2014, see below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” contained in Item 7.

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
Putters. This product category includes sales of the Company’s putters, which are sold under the Odyssey brand, including Toulon Design by Odyssey. The Company’s products compete at multiple price levels in the putters category. The Company’s putters are available in a variety of styles, shafts and other specifications to accommodate the preferences and skill levels of all golfers.
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
Accessories and Other. This product category includes sales of packaged sets, golf bags, golf gloves, golf footwear, golf apparel, travel gear, headwear, towels, umbrellas, eyewear and other accessories, including sales of pre-owned products through the Company's website, www.callawaygolfpreowned.com. Additionally, this product category includes royalties from licensing of the Company’s trademarks and service marks on products including golf apparel and footwear, golf gloves, prescription eyewear and practice aids.
Product Design and Development
Product design at the Company is a result of the integrated efforts of its brand management, research and development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company designs its products to be technologically advanced and has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional. The Company believes it has created a work environment in which new ideas are valued and explored. In 2016, 2015 and 2014, the Company invested $33.3 million, $33.2 million and $31.3 million, respectively, in research and development. The Company intends to continue to invest substantial amounts in its research and development activities in connection with its development of new products.
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
Manufacturing
The Company has its primary golf club assembly facility in Monterrey, Mexico, and maintains limited golf club assembly in its facilities in Carlsbad, California. The Company's golf clubs are also assembled in Tokyo, Japan, Swindon, England, Melbourne, Australia and other local markets based on regional demand for custom clubs. In addition, the Company utilizes golf club contract manufacturers in China.

In 2016, 2015 and 2014, most of the Company’s golf club assembly volume was made in regions outside of the United States. Overall, the golf club assembly process is fairly labor intensive and requires extensive global supply chain coordination and utilizes raw materials that are obtained from suppliers both internationally and within the United States.
The Company has a golf ball manufacturing facility in Chicopee, Massachusetts, and also utilizes golf ball contract manufacturers in Taiwan and China. In 2016, 2015 and 2014, approximately 60% of the golf ball production volume was manufactured in regions outside of the United States. The overall golf ball manufacturing process utilizes raw materials that are obtained from suppliers both internationally and within the United States.
The Company has its primary distribution center in Roanoke, Texas for the distribution of goods in North America, in addition to distribution centers in, Toronto, Canada, Swindon, England and Melbourne, Australia, and third-party logistical operations in Evansville, Indiana, Tokyo, Japan, Shanghai, China, and Seoul, Korea to support the distribution needs of markets they serve.
Raw Materials
The Company periodically contracts purchases of raw materials from domestic and international suppliers in order to meet scheduled production needs. Raw materials include steel, titanium alloys and carbon fiber for the manufacturing of golf clubs, and synthetic rubber, thermoplastics, zinc stearate, zinc oxide and lime stone for the manufacturing of golf balls. For certain risks associated with golf club and golf ball manufacturing, see “Risk Factors” contained in Item 1A.
Sales and Marketing
Sales in the United States
Of the Company’s total net sales, approximately 51%, 53% and 48% was derived from sales to customers within the United States in 2016, 2015 and 2014, respectively. The Company primarily sells to both on- and off-course golf retailers and sporting goods retailers who sell quality golf products and provide a level of customer service appropriate for the sale of such products. The Company also sells its products through Internet retailers, as well as certain products to mass merchants. Sales of the Company’s products in the United States are made and supported by full-time regional field representatives and in-house sales and customer service representatives. Most regions in the United States are covered by both a field representative and a dedicated in-house sales representative who work together to initiate and maintain relationships with customers through frequent telephone calls and in-person visits.
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
Sales Outside of the United States
Of the Company’s total net sales, approximately 49%, 47% and 52% were derived from sales for distribution outside of the United States in 2016, 2015 and 2014, respectively. The Company does business (either directly or through its subsidiaries and distributors) in over 100 countries around the world.
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
Conducting business outside of the United States subjects the Company to increased risks inherent in international business. These risks include but are not limited to foreign currency risks, increased difficulty in protecting the Company’s intellectual property rights and trade secrets, unexpected government action or changes in legal or regulatory requirements, including any incremental restrictions on imports or increased import tariffs, and social, economic or political instability. For a complete discussion of the risks associated with conducting business outside of the United States, see “Risk Factors” contained in Item 1A.
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
The Company also offers the full line of Callaway Golf and Odyssey products, including drivers, fairway woods, hybrids, irons, putters, golf balls and golf-related accessories, through its websites www.callawaygolf.com and www.odysseygolf.com. In January 2017, the Company completed the acquisition of OGIO, which will offer a full line of high quality bags, accessories and apparel in the golf and other lifestyle categories through its website www.ogio.com.
Advertising and Promotion
The Company develops and executes its advertising and promotional campaigns for its products based on the Company’s global brand principles. Within the United States, the Company has focused its advertising efforts mainly on television commercials, primarily on The Golf Channel and on network television during golf telecasts, web-based advertising, and printed advertisements in national magazines, such as Golf Magazine, Sports Illustrated and Golf Digest, as well as in-store advertising. The Company also engages in non-traditional marketing activities through strategic investments in third parties including Topgolf International, Inc.
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
Competition
The golf club markets in which the Company competes are highly competitive and are served by a number of well-established and well-financed companies with recognized brand names. With respect to drivers, fairway woods and irons, the Company’s major competitors are TaylorMade, Ping, Acushnet (Titleist brand), Puma (Cobra brand), SRI Sports Limited (Cleveland and Srixon brands), Mizuno and Bridgestone. For putters, the Company’s major competitors are Acushnet (Titleist brand), Ping and TaylorMade. The Company believes that it is a technological leader in every golf club market in which it competes.
The golf ball business is also highly competitive. There are a number of well-established and well-financed competitors, including Acushnet (Titleist and Pinnacle brands), SRI Sports Limited (Dunlop and Srixon brands), Bridgestone (Bridgestone and Precept brands), TaylorMade and others. These competitors compete for market share in the golf ball business, with Acushnet having a market share of over 50% of the golf ball business in the United States and a leading position in certain other regions outside the United States. The Company believes that it is a technological leader in the golf ball category.

For both golf clubs and golf balls, the Company generally competes on the basis of technology, quality, performance, customer service and price. In order to gauge the effectiveness of the Company’s response to such factors, management receives and evaluates Company-generated market trends for U.S. and foreign markets, as well as periodic public and customized market research for the U.S. and U.K. markets from Golf Datatech that include trends from certain on- and off-course retailers. In addition, the Company utilizes GfK Group for the markets in Japan.
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
The Company endeavors to adhere to all applicable Environmental Laws and takes action as necessary to comply with these laws. The Company maintains an environmental and safety program and employs full-time environmental, health and safety professionals at its facilities located in Carlsbad, California, Chicopee, Massachusetts and Monterrey, Mexico. The environmental and safety program includes obtaining environmental permits as required, capturing and appropriately disposing of any waste by-products, tracking hazardous waste generation and disposal, air emissions, safety situations, material safety data sheet management, storm water management and recycling, and auditing and reporting on its compliance.
Historically, the costs of environmental compliance have not had a material adverse effect on the Company’s business. The Company believes that its operations are in substantial compliance with all applicable Environmental Laws.
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
Intellectual Property
The Company is the owner of approximately 3,000 U.S. and foreign trademark registrations and over 1,300 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress and other statutory and common laws. The Company’s intellectual property rights are very important to the Company, and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces its rights through litigation. Information regarding current litigation matters in connection with intellectual property is contained in Note 10 “Commitments & Contingencies—Legal Matters” in the Notes to Consolidated Financial Statements in this Form 10-K.
The Company’s patents are generally in effect for up to 20 years from the date of the filing of the patent application. The Company’s trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. For certain risks associated with intellectual property, see “Risk Factors” contained in Item 1A.
Licensing
The Company, in exchange for a royalty fee, licenses its trademarks and service marks to third parties for use on products such as golf apparel and footwear, golf gloves, prescription eyewear and practice aids. With respect to its line of golf apparel, the Company has current licensing arrangements with Perry Ellis International for a complete line of men’s and women’s apparel for distribution in certain retail channels in the United States, Canada, Latin America, Europe, Middle East and Africa. In addition, the Company licenses its trademark to its joint venture in Japan for a full line of Callaway Golf apparel, footwear and other select items. With respect to the footwear lines, the Company has a licensing arrangement with Klone Lab, LLC for a complete line of men’s and women’s golf footwear for distribution in certain retail channels in the United States and Canada.
In addition, the Company has also licensed its trademarks to, among others, (i) IZZO Golf for practice aids, (ii) SM Global, LLC for golf gloves sold exclusively to Costco Wholesale Corp. and (iii) Walman Optical for a line of prescription Callaway eyewear.
Employees
As of December 31, 2016 and 2015, the Company and its subsidiaries had approximately 1,700 full-time and part-time employees. The Company employs temporary manufacturing workers as needed based on labor demands that fluctuate with the Company's seasonality.
The Company’s golf ball manufacturing employees in Chicopee, Massachusetts are unionized and are covered under a collective bargaining agreement, which expires on September 30, 2017. In addition, certain of the Company’s production employees in Australia and Mexico are also unionized. The Company considers its employee relations to be good.

Executive Officers of the Registrant
Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held
Oliver G. Brewer III	53	President and Chief Executive Officer, Director
Robert K Julian	54	Senior Vice President and Chief Financial Officer
Alan Hocknell	45	Senior Vice President, Research and Development
Brian P. Lynch	55	Senior Vice President, General Counsel & Corporate Secretary
Mark F. Leposky	52	Senior Vice President, Global Operations
Richard H. Arnett	46	Senior Vice President, Global Marketing
Alex M. Boezeman	57	President, Asia
Neil Howie	54	Managing Director, Europe, Middle East and Africa
Oliver G. Brewer III is a Director and President and Chief Executive Officer of the Company and has served in such capacity since March 2012. Since 2012 Mr. Brewer has served as a Director of Topgolf International, Inc. in which Callaway Golf has a minority ownership interest. Additionally, Mr. Brewer serves on the National Golf Foundation's Board. Before joining Callaway Golf, Mr. Brewer served as the President and Chief Executive Officer of Adams Golf, Inc. beginning in January 2002. He was President and Chief Operating Officer of Adams Golf from August 2000 to January 2002 and Senior Vice President of Sales and Marketing of Adams Golf from September 1998 to August 2000. Mr. Brewer also served on the Board of Directors of Adams Golf from 2000 until his resignation effective February 2012. Mr. Brewer has an M.B.A. from Harvard University and a B.S. in Economics from the College of William and Mary.
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
Brian P. Lynch is Senior Vice President, General Counsel and Corporate Secretary and has served in such capacity since June 2012. Mr. Lynch is responsible for the Company’s legal, corporate governance and compliance functions. Mr. Lynch also serves as the Company’s Chief Ethics Officer. Mr. Lynch first joined Callaway in December 1999 as Senior Corporate Counsel and was appointed Associate General Counsel and Assistant Secretary in April 2005 and Vice President and Corporate Secretary in November 2008. Mr. Lynch has 30 years of experience handling legal, strategic, operational, and administrative matters for public and private entities. Mr. Lynch received a J.D. from the University of Pittsburgh and a B.A. in Economics from Franklin and Marshall College.
Mark F. Leposky is Senior Vice President, Global Operations and has served in such capacity since April 2012. Mr. Leposky is responsible for all areas of the Company’s global manufacturing, program management, sourcing, logistics operations and strategy, and golf accessories. Prior to joining Callaway, Mr. Leposky served from 2005-2011 as co-founder, President and Chief Executive Officer of Gathering Storm Holding Company, LLC/ TMAX Gear LLC (collectively, “TMAX”), which, as exclusive licensee, designed, developed, manufactured, and distributed accessory products for TaylorMade-Adidas Golf. When the license agreement was terminated in 2011, TMAX exited the business and TMAX entered into a general assignment for the benefit of creditors. Prior to that, Mr. Leposky served in various operations roles for Fisher Scientific International, TaylorMade-Adidas Golf, the Coca-Cola Company and the United Parcel Service Company. Mr. Leposky began his career serving as a U.S. Army and Army National Guard Infantry Officer (Rank Major). Mr. Leposky received an M.B.A. from the Keller Graduate School of Management and a B.S. in Industrial Technology from Southern Illinois University.
Richard H. Arnett is the Senior Vice President of Global Marketing and he has served in such capacity since June 2012.  In this role, Mr. Arnett leads the Company's global marketing, communications and go-to-market functions, while also overseeing its category management function.   Prior to joining Callaway, Mr. Arnett served as Vice President of Global Marketing, TaylorMade, adidas and Ashworth Golf, and prior to TaylorMade he served in a marketing leadership role at Russell Corporation. Mr. Arnett received an M.B.A. from Duke University and a B.A. in English from Emory University. In addition, Mr. Arnett assumed the position of President, OGIO International, Inc, which was acquired by the Company in January 2017.
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
Information with respect to the Company’s employment agreements with its Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers will be contained in the Company’s definitive Proxy Statement in connection with the 2017 Annual Meeting of Shareholders. In addition, copies of the employment agreements for all the executive officers are included as exhibits to this report.
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

Any significant changes in U.S trade, tax or other policies that restrict imports or increase import tariffs could have a material adverse effect on the Company’s results of operations.
A significant amount of the Company’s products are manufactured outside of the United States. The new Presidential administration has called for substantial changes to U.S. trade and tax policies, which may include import restrictions or increased import tariffs. Restrictions on imports could prevent or make it difficult for the Company to obtain the components needed for new products which would affect the Company’s sales. Increased tariffs would require the Company to increase its prices which likely would decrease customer and consumer demand for its products. Other countries might retaliate through the imposition of their own restrictions and or increased tariffs which would affect the Company’s ability to export products and therefore adversely affect its sales. Any significant changes in current U.S. trade, tax or other policies could have a material adverse effect upon the Company’s results of operations.
Significant developments stemming from the recent U.K. referendum on membership in the EU could have a material adverse effect on the Company.
On June 23, 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, (the "EU"). This referendum has created political and economic uncertainty, particularly in the United Kingdom and the EU, and this uncertainty may last for years. The Company's business in the United Kingdom, the EU, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. The referendum, and the likely withdrawal of the United Kingdom from the EU it triggers, has caused and, along with events that could occur in the future as a consequence of the United Kingdom’s withdrawal, including the possible breakup of the United Kingdom, may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect the Company's operating results and growth prospects, or result in a further strengthening of the U.S. dollar which would also adversely affect the Company's reported operating results.
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
Any significant adverse change in circumstances or conditions could have a significant adverse effect on the Company’s operations, financial performance and condition.

Any difficulties from strategic acquisitions that the Company pursues or consummates, including its recent acquisition of OGIO, could adversely affect its business, financial condition and results of operations.
The Company may acquire companies, businesses and products that complement or augment its existing business. For example, in January 2017, the Company completed its acquisition of OGIO. The Company may not be able to integrate OGIO or any other business that it may acquire successfully or operate OGIO or any other such acquired business profitably. Integrating any newly acquired business could be expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than predicted. The diversion of management's attention and any delay or difficulties encountered in connection with any future acquisitions the Company may consummate could result in the disruption of on-going business or inconsistencies in standards and controls that could negatively affect the Company’s ability to maintain third-party relationships. Moreover, the Company may need to raise additional funds through public or private debt or equity financing, or issue additional shares, to acquire any businesses or products, which may result in dilution for stockholders or the incurrence of indebtedness.
As part of the Company’s efforts to acquire companies, business or products or to enter into other significant transactions, the Company conducts business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite the Company’s efforts, the Company ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. If the Company fails to realize the expected benefits from the OGIO acquisition or other acquisitions it may consummate in the future or have consummated in the past, whether as a result of unidentified risks, integration difficulties, litigation with current or former employees and other events, the Company’s business, financial condition and results of operations could be adversely affected.
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
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, dividends, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability falls below $23.0 million. If the Company experiences a decline in revenues or adjusted EBITDA, the Company may have difficulty paying interest and principal amounts due on its ABL Facility or other indebtedness and meeting certain of the financial covenants contained in the ABL Facility. If the Company is unable to make required payments under the ABL Facility, or if the Company fails to comply with the various covenants and other requirements of the ABL Facility or other indebtedness, the Company would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof. Any default under the ABL Facility or other indebtedness could have a significant adverse effect on the Company’s liquidity, business, operating results and financial condition and ability to make any dividend or other payments on the Company’s capital stock. See Note 3 “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the terms of the ABL Facility and the Company's Japan ABL Facility.
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
There is heightened concern and awareness over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. While the Company has implemented security measures, the Company’s computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptions and security breaches. Any perceived or actual unauthorized or inadvertent disclosure of personally-identifiable information regarding visitors to the Company’s websites or otherwise, whether through a breach of the Company’s network by an unauthorized party, employee theft, misuse or error or otherwise, could harm the Company’s reputation, impair the Company’s ability to attract website visitors, or subject the Company to claims or litigation arising from damages suffered by consumers, and adversely affect the Company’s operations, financial performance and condition.
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
The Company generates substantially all of its revenues from the sale of golf-related products, including golf clubs, golf balls and golf accessories. The demand for golf-related products in general, and golf balls in particular, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. If golf participation continues to decrease or the number of rounds of golf played decreases, sales of the Company’s products may be adversely affected. In the future, the overall dollar volume of the market for golf-related products may not grow or may decline.
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
In order for the Company to significantly grow its sales of golf clubs or golf balls, the Company must either increase its share of the market for golf clubs or golf balls, or the market for golf clubs or golf balls must grow. The Company already has a significant share of worldwide sales of golf clubs and golf balls and the golf industry is very competitive. As such, gaining incremental market share quickly or at all is difficult. Therefore, opportunities for additional market share may be limited given the challenging competitive nature of the golf industry, and the overall dollar volume of worldwide sales of golf clubs or golf balls may not grow or may decline.

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
The Company is dependent on a limited number of suppliers for its clubheads and shafts, some of which are single sourced. Furthermore, some of the Company’s products require specially developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. In addition, many of the Company’s suppliers are not well capitalized and prolonged unfavorable economic conditions could increase the risk that they will go out of business. If current suppliers are unable to deliver clubheads, shafts or other components, or if the Company is required to transition to other suppliers, the Company could experience significant production delays or disruption to its business. The Company also depends on a single or a limited number of suppliers for the materials it uses to make its golf balls. Many of these materials are customized for the Company. Any delay or interruption in such supplies could have a material adverse impact on the Company’s golf ball business. If the Company experiences any such delays or interruptions, the Company may not be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to its business.
A significant disruption in the operations of the Company’s golf club assembly and golf ball manufacturing and assembly facilities could have a material adverse effect on the Company’s sales, profitability and results of operations.
A significant disruption at any of the Company’s golf club or golf ball manufacturing facilities or distribution centers in the United States or in regions outside the United States could materially and adversely affect the Company’s sales, profitability and results of operations.
Regulations related to “conflict minerals” require the Company to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing the Company’s products.
The Commission's rules require disclosure related to sourcing of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The rules require companies to, under specified circumstances, undertake due diligence, disclose and report whether or not such minerals originated from the Democratic Republic of Congo or an adjoining country. The Company’s products may contain some of the specified minerals. As a result, the Company will incur additional expenses in connection with complying with the rules, including with respect to any due diligence that is required under the rules. In addition, the Commission's implementation of the rules could adversely affect the sourcing, supply and pricing of materials used in the Company’s products. There may only be a limited number of suppliers offering “conflict free” conflict minerals, and the Company cannot be certain that it will be able to obtain necessary “conflict free” conflict minerals from such suppliers in sufficient quantities or at competitive prices. Because the Company’s supply chain is complex, the Company may also not be able to sufficiently verify the origins of the relevant minerals used in the Company’s products through the due diligence procedures that the Company implements, which may harm the Company’s reputation.
A disruption in the service or a significant increase in the cost of the Company’s primary delivery and shipping services for its products and component parts or a significant disruption at shipping ports could have a material adverse effect on the Company’s business.
The Company uses United Parcel Service (“UPS”) for substantially all ground shipments of products to its U.S. customers. The Company uses air carriers and ocean shipping services for most of its international shipments of products. Furthermore, many of the components the Company uses to build its golf clubs, including clubheads and shafts, are shipped to the Company via air carrier and ship services. If there is any significant interruption in service by such providers or at airports or shipping ports, the

Company may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver its products or components in a timely and cost-efficient manner. As a result, the Company could experience manufacturing delays, increased manufacturing and shipping costs and lost sales as a result of missed delivery deadlines and product demand cycles. Any significant interruption in UPS services, air carrier services, ship services or at airports or shipping ports could have a material adverse effect on the Company’s business. Furthermore, if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing, the Company’s operating results could be materially adversely affected.
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
On a consolidated basis, no one customer that distributes golf clubs or golf balls in the United States accounted for more than 8%, 9% and 8% of the Company’s consolidated revenues in 2016, 2015 and 2014, respectively. The Company's top five customers accounted for approximately 22% of the Company's consolidated revenues in 2016, 26% in 2015 and 25% in 2014. On a segment basis, the Company's top five golf club customers accounted for approximately 23% of total consolidated golf club sales in 2016, and approximately 25% of total consolidated golf club sales in each of 2015 and 2014. The top five golf ball customers accounted for approximately 28% of total consolidated golf ball sales in 2016 and 30% in each of 2015 and 2014. A loss of one or more of these customers would have a significant adverse effect on the Company’s golf club and golf ball sales.
International political instability and terrorist activities may decrease demand for the Company’s products and disrupt its business.
Terrorist activities and armed conflicts could have an adverse effect on the United States or worldwide economy and could cause decreased demand for the Company’s products as consumers’ attention and interests are diverted from golf and become focused on issues relating to these events. If such events disrupt domestic or international air, ground or sea shipments, or the operation of the Company’s manufacturing facilities, the Company’s ability to obtain the materials necessary to manufacture its products and to deliver customer orders would be harmed, which would have a significant adverse effect on the Company’s results of operations, financial condition and cash flows. Such events can negatively impact tourism, which could adversely affect the Company’s sales to retailers at resorts and other vacation destinations. In addition, the occurrence of political instability and/or terrorist activities generally restricts travel to and from the affected areas, making it more difficult in general to manage the company’s international operations.
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
The Company’s business is subject to seasonal fluctuations. The Company’s first-quarter sales generally represent the Company’s sell-in to the golf retail channel of its golf club products for the new golf season. The Company’s second and third-quarter sales generally represent reorder business for golf clubs. Sales of golf clubs during the second and third quarters are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of products by the Company’s competitors. Retailers are sometimes reluctant to reorder the Company’s products in significant quantities when they already have excess inventory of products of the Company or its competitors. The Company’s sales of golf balls are generally associated with the level of rounds played in the areas where the Company’s products are sold. Therefore, golf ball sales tend to be greater in the second and third quarters, when the weather is good in most of the Company’s key regions and the number of rounds played are up. Golf ball sales are also stimulated by product introductions as the retail channel takes on initial supplies. Like those of golf clubs, reorders of golf balls depend on the rate of sell-through. The Company’s sales during the fourth quarter are generally significantly less than those of the other quarters because in many of the Company’s key regions fewer people are playing golf during that time of year due to cold weather. Furthermore, the Company generally announces its new product line in the fourth quarter to allow retailers to plan for the new golf season. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect on sales of the Company’s current products or result in closeout sales at reduced prices.
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
The Company has a significant amount of U.S. federal and state deferred tax assets, which include net operating loss carryforwards, other losses and credit carryforwards. The Company’s ability to utilize the losses and credits to offset future taxable income may be limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The determination of whether an ownership change has occurred for purposes of Section 382 is complex and requires significant judgment. The extent to which the Company’s ability to utilize the losses and credits is limited as a result of such an ownership change depends on many variables, including the value of the Company’s stock at the time of the ownership change. The Company continues to monitor changes in ownership. If such a cumulative increase did occur in any three-year period and the Company were limited in the amount of losses and credits it could use to offset taxable income, the Company’s results of operations and cash flows would be adversely impacted.
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
The Company establishes relationships with professional golfers in order to evaluate and promote Callaway Golf, Odyssey and OGIO branded products. The Company has entered into endorsement arrangements with members of the various professional tours, including the Champions Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour and the Web.com Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor’s products despite contractual commitments. If certain of the Company’s professional endorsers were to stop using the Company’s products contrary to their endorsement agreements, the Company’s business could be adversely affected in a material way by the negative publicity or lack of endorsement.
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
The Company’s ability to maintain its competitive position is dependent to a large degree on the efforts and skills of the senior officers of the Company. The Company’s executives are experienced and highly qualified with strong reputations in the golf industry, and the Company believes that its management team enables it to pursue the Company’s strategic goals. The success of the Company’s business is dependent upon the management and leadership skills of its senior management team and other key personnel. Competition for these individuals’ talents is intense, and the Company may not be able to attract and retain a sufficient number of qualified personnel in the future. The loss of one or more of these senior officers could have a material adverse effect on the Company and its ability to achieve its strategic goals.
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
Various patents have been issued to the Company’s competitors in the golf industry and these competitors may assert that the Company’s golf products infringe their patent or other proprietary rights. If the Company’s golf products are found to infringe third-party intellectual property rights, the Company may be unable to obtain a license to use such technology, and it could incur substantial costs to redesign its products, withdraw them from the market, and/or to defend legal actions.
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
The Company leases its golf ball manufacturing plant in Chicopee, Massachusetts comprised of approximately 293,000 square feet, which the Company believes is adequate for its ongoing golf ball manufacturing operations at such facility. The lease term for this facility expires in February 2028.
The Company leases a golf club manufacturing facility in Monterrey, Mexico comprised of approximately 180,000 square feet. The lease term for this facility expires in February 2018.
In addition, the Company leases a distribution center in Roanoke, Texas comprised of approximately 202,000 square feet. The lease term for this facility expires in September 2020. The Company also leases a distribution center in Swindon, England comprised of approximately 101,000 square feet. The lease term for this facility expires in December 2025.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its common stock is “ELY.” As of January 31, 2017, the number of holders of record of the Company’s common stock was 5,473. The following table sets forth the range of high and low per share sales prices of the Company’s common stock and per share dividends for the periods indicated.

	Year Ended December 31,
	2016			2015
Period:	High	Low	Dividend	High	Low	Dividend
First Quarter	$9.62	$8.27	$0.01	$9.78	$7.52	$0.01
Second Quarter	$10.58	$9.09	$0.01	$10.20	$8.84	$0.01
Third Quarter	$11.80	$10.19	$0.01	$9.46	$7.97	$0.01
Fourth Quarter	$12.50	$9.96	$0.01	$10.30	$8.13	$0.01
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

Performance Graph
The following graph presents a comparison of the cumulative total shareholder return of the Company’s common stock since December 31, 2011 to two indices: the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 600 Smallcap Index (“S&P 600”). The S&P 500 tracks the aggregate price performance of equity securities of 500 large-cap companies that are actively traded in the United States, and is considered to be a leading indicator of U.S. equity securities. The S&P 600 is a market value-weighted index that tracks the aggregate price performance of equity securities from a broad range of small-cap stocks traded in the United States. The graph assumes an initial investment of $100 at December 31, 2011 and reinvestment of all dividends in ELY stock on the dividend payable date.

	2011	2012	2013	2014	2015	2016
Callaway Golf (NYSE: ELY)	$100.00	$117.58	$152.54	$139.37	$170.55	$198.47
S&P 500	$100.00	$113.41	$146.98	$163.72	$162.53	$178.02
S&P 600 Smallcap	$100.00	$114.86	$160.34	$167.46	$161.84	$201.88
The Callaway Golf Company cumulative total shareholder return is based upon the closing prices of Callaway Golf Company common stock on December 31, 2011, 2012, 2013, 2014, 2015 and 2016 of $5.53, $6.50, $8.43, $7.70, $9.42 and $10.96, respectively.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2014, the Company's Board of Directors authorized a $50.0 million share repurchase program under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The repurchases are made consistent with the terms of the Company's primary credit facility which limits the amount of stock that can be repurchased. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.

The table below summarizes the Company's share repurchases during the fourth quarter of 2016.

	Three Months Ended December 31, 2016
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
October 1, 2016—October 31, 2016	—	$—	—	$41,894,256
November 1, 2016—November 30, 2016	—	$—		$41,894,256
December 1, 2016—December 31, 2016	934	$11.98	934	$41,883,066
Total	934	$11.98	934	$41,883,066

During 2016, the Company repurchased approximately 572,000 shares of its common stock under the 2014 repurchase program at an average cost per share of $8.99 for a total cost of $5.1 million. Included in these repurchases are shares the Company acquired to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2016, the total amount remaining under the repurchase authorization was $41.9 million.
Item 6.    Selected Financial Data
The following statements of operations data and balance sheet data for the five years ended December 31, 2016 were derived from the Company’s audited consolidated financial statements. Consolidated balance sheets at December 31, 2016 and 2015 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2016 and notes thereto appear elsewhere in this report. The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information.

	Years Ended December 31,
	2016(1)(2)(3)	2015(4)	2014(4)	2013(4)(6)	2012(4)(6)(7)(8)
Statement of Operations Data:	(In thousands, except per share data)
Net sales	$871,192	$843,794	$886,945	$842,801	$834,065
Cost of sales	486,181	486,161	529,019	528,043	585,897
Gross profit	385,011	357,633	357,926	314,758	248,168
Selling, general and administrative expenses	307,525	297,477	295,893	294,583	334,861
Research and development expenses	33,318	33,213	31,285	30,937	29,542
Income (loss) from operations	44,168	26,943	30,748	(10,762)	(116,235)
Interest income	621	388	438	558	550
Interest expense	(2,368)	(8,733)	(9,499)	(9,123)	(5,513)
Gain on sale of investments in golf-related ventures	17,662	—	—	—	—
Other income (expense), net	(1,690)	1,465	(48)	6,005	3,152
Income (loss) before income taxes	58,393	20,063	21,639	(13,322)	(118,046)
Income tax (benefit) provision	(132,561)	5,495	5,631	5,599	4,900
Net income (loss)	190,954	14,568	16,008	(18,921)	(122,946)
Dividends on convertible preferred stock	—	—	—	3,332	8,447
Less: Net income attributable to non-controlling interests	$1,054	$—	$—	$—	$—
Net income (loss) allocable to common shareholders	$189,900	$14,568	$16,008	$(22,253)	$(131,393)
Earnings (loss) per common share:
Basic	$2.02	$0.18	$0.21	$(0.31)	$(1.96)
Diluted	$1.98	$0.17	$0.20	$(0.31)	$(1.96)
Dividends paid per common share	$0.04	$0.04	$0.04	$0.04	$0.04

	December 31,
	2016(1)(2)(3)(5)	2015(4)(5)	2014(4)	2013(4)(6)	2012(4)(6)(7)
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$125,975	$49,801	$37,635	$36,793	$52,003
Working capital	$273,571	$212,851	$199,905	$195,407	$225,430
Total assets	$801,282	$631,224	$624,811	$663,863	$637,636
Long-term liabilities	$5,828	$39,643	$149,149	$153,048	$154,362
Total Callaway Golf Company shareholders’ equity	$598,906	$412,945	$291,534	$284,619	$318,990

(1)
The Company's tax provision, total assets and long-term liabilities were significantly impacted in 2016 by the reversal of the Company's valuation allowance on its U.S. deferred tax assets. In the fourth quarter of 2016, the Company performed an analysis to determine the realization of its deferred tax assets and concluded that it was more likely than not that the majority of its U.S. deferred tax assets will be realized, which resulted in a one-time, non-cash benefit of $156.6 million related to the reversal of the Company's valuation allowance on its U.S. deferred tax assets. This reversal was partially offset by the recognition of $16.0 million in income taxes that were retroactive for all of 2016 on the Company's U.S. business. For further discussion see Note 9 "Income Taxes" in the Notes to the Consolidated Financial Statements in this Form 10-K.

(2)
In July 2016, the Company contributed $10.6 million, primarily in cash, for a 52% ownership of the new joint venture, Callaway Apparel K.K. (see Note 7 "Joint Venture" in the Notes to the Consolidated Financial Statements in this Form 10-K). The Company is required to consolidate the financial results of the joint venture and, as a result, the Company recorded net income attributable to the non-controlling interest of $1.1 million in its consolidated statement of operations during the year ended December 31, 2016. At December 31, 2016, the Company recognized a non-controlling interest of $9.7 million in its consolidated balance sheet and consolidated statement of shareholders' equity.

(3)
In April 2016, the Company sold approximately 10.0% or $5.8 million (on a cost basis) of its preferred shares in Topgolf for $23.4 million, and recognized a gain of approximately $17.7 million in other income (expense) during the second quarter of 2016. See Note 6 "Investments" in the Notes to the Consolidated Financial Statements in this Form 10-K.

(4)
In August 2012, the Company issued $112.5 million of 3.75% Convertible Senior Notes (the “convertible notes”) in exchange for cash and 0.6 million shares of the Company’s then-outstanding 7.50% Series B Cumulative Perpetual Convertible Preferred Stock in separate, privately negotiated exchange transactions. During the second half of 2015, the convertible notes were eliminated pursuant to certain exchange transactions and shareholder conversions, which resulted, among other things, in the issuance of approximately 15.0 million shares of common stock to the note holders (see Note 3 “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K). In connection with the elimination of the convertible notes and the issuance of the 15.0 million shares of common stock, the Company recorded $109.0 million in shareholders' equity as of December 31, 2015, net of the outstanding discount of $3.4 million. The Company recognized interest expense of $3.2 million, $5.0 million and $4.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(5)
In December 2015, the Company early adopted Accounting Standards Update No 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." This update eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet, and instead classify all deferred tax assets and liabilities as noncurrent. The adoption of this update was made on a prospective basis as of December 31, 2015, therefore working capital and long-term liabilities in 2015 as well as 2016 are not comparable to prior periods presented.

(6)
The Company’s operating statements for the years ended December 31, 2013 and 2012 include pre-tax charges of $16.6 million and $54.1 million, respectively, in connection with the Company's cost-reduction initiatives that were announced in July 2012. As a result of these initiatives, in 2012, the Company recorded related decreases in working capital and total assets from the impairment of certain intangible assets including goodwill, as well as the write-off of certain long-lived assets and inventory.

(7)
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

(8)
The Company’s operating statements for the year ended December 31, 2012 includes pre-tax charges of $1.0 million in connection with workforce reductions related to the reorganization and reinvestment initiatives announced in June 2011.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the section “Important Notice to Investors Regarding Forward-Looking Statements” that appear elsewhere in this report.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, shareholders’ equity, sales and expenses, as well as related disclosures of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an ongoing basis, the Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business and new information as it becomes available.
Management believes the critical accounting policies discussed below affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements. For a complete discussion of all of the Company’s significant accounting policies, see Note 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Form 10-K.
Revenue Recognition
Sales are recognized, in general, as products are shipped to customers, net of an allowance for sales returns and accruals for sales programs in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” In certain cases, the Company recognizes sales when products are received by customers. The Company records a reserve for anticipated returns through a reduction of sales and cost of sales in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. In addition, from time to time, the Company offers sales programs that allow for specific returns. The Company records a reserve for anticipated returns related to these sales programs based on the terms of the sales program. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance for sales returns. However, if the actual costs of sales returns are significantly different than the recorded estimated allowance, the Company may be exposed to losses or gains that could be material. Assuming there had been a 10% increase over the recorded estimated allowance for 2016 sales returns, pre-tax income for the year ended December 31, 2016 would have decreased by approximately $0.9 million.
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
Revenues from gift cards are deferred and recognized when the cards are redeemed. In addition, the Company recognizes revenue from unredeemed gift cards when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. The Company’s gift cards have no expiration date. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. The deferred revenue associated with outstanding gift cards was $1.3 million and $1.1 million at December 31, 2016 and 2015, respectively.
Allowance for Doubtful Accounts
The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. If the actual uncollected amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly adversely affected. Assuming there had been a 10% increase in uncollectible accounts over the 2016 recorded estimated allowance for doubtful accounts, pre-tax income for the year ended December 31, 2016 would have decreased by approximately $0.6 million.
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
The calculation of the Company’s allowance for obsolete or unmarketable inventory requires management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand and pricing, regulatory (USGA and R&A) rule changes, the promotional environment and technological obsolescence. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, the Company may need to increase its inventory allowance, which could significantly adversely affect the Company’s operating results. Assuming there had been a 10% increase in obsolete or unmarketable inventory over the 2016 recorded estimated allowance for obsolete or unmarketable inventory, pre-tax income for the year ended December 31, 2016 would have decreased by approximately $1.7 million.
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
The Company uses its best judgment based on current facts and circumstances related to its business when making these estimates. However, if actual results are not consistent with the Company’s estimates and assumptions used in calculating future cash flows and asset fair values, the Company may be exposed to losses that could be material. The Company completed its annual impairment test and fair value analysis of goodwill and other indefinite-lived intangible assets as of December 31, 2016, and the estimated fair values of the Company’s reporting units in the United States, United Kingdom, Canada and Korea, as well as the estimated fair values of certain trade names and trademarks, significantly exceeded their carrying values. As a result, no impairment was recorded as of December 31, 2016.

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
Historically, the Company’s actual warranty claims have not been materially different from management’s original estimated warranty obligation. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the warranty obligation. However, if the number of actual warranty claims or the cost of satisfying warranty claims were to significantly exceed the estimated warranty reserve, the Company may be exposed to losses that could be material. Assuming there had been a 10% increase in warranty claims over the 2016 recorded estimated allowance for warranty obligations, pre-tax income for the year ended December 31, 2016 would have decreased by approximately $0.5 million.
Income Taxes
Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to ASC Topic 740, "Income Taxes," and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. The Company maintains a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax asset will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions. In 2011, as a result of this evaluation, the Company recorded a valuation allowance against its U.S. deferred tax assets. During the fourth quarter of 2016, the Company reversed a significant portion of the valuation allowance on those deferred tax assets. For further discussion see Note 9 “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.
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
Share-based Compensation
The Company grants stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance share units and other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees who provide services to the Company. The Company accounts for share-based compensation arrangements in accordance with ASC Topic 718, “Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and non-employees based on estimated fair values. ASC Topic 718 further requires a reduction in share-based compensation expense by an estimated forfeiture rate. The forfeiture rate used by the Company is based on historical forfeiture trends. If actual forfeitures are not consistent with the Company’s estimates, the Company may be required to increase or decrease compensation expenses in future periods.
Performance share units are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified goals that are measured over a designated performance period from the date of grant. These performance goals are established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 0% to 200% of the participant's target award. Performance share units are initially valued at the Company's closing stock price on the date of grant. Compensation expense, net of estimated forfeitures, is recognized over the vesting period and will vary based on the anticipated performance level during the performance period. If the performance goals are not probable of achievement during the performance period, compensation expense would be reversed. The awards are canceled if the performance goals are not achieved as of the end of the performance period. The performance units vest in full at the end of a three-year period.
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
As part of the Company's overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company enters into foreign currency forward contracts. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency exchange rates, they do not eliminate those effects, which can be significant. For all contracts that qualify as cash flow hedges, the Company records gains and losses in other comprehensive income or loss. These gains and losses are released from other comprehensive income or loss and recognized in net sales or cost of goods sold in the period in which the underlying hedged transaction is recognized. Gains and losses on derivatives that are not elected for hedge accounting treatment or that do not meet hedge accounting requirements are recorded immediately in other income (expense).
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Form 10-K, which is incorporated herein by this reference.

Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with GAAP, the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. This non-GAAP information includes certain of the Company’s financial results on a constant currency basis. This constant currency information estimates what the Company’s financial results would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency results and translating them into U.S. Dollars based upon the foreign currency exchange rates for the applicable comparable prior period. It does not include any other effect of changes in foreign currency rates on the Company’s results or business. This non-GAAP information also includes certain of the Company's financial results excluding the effects of the reversal of the deferred tax valuation allowance and the gain on the sale of a portion of the Company's Topgolf investment.
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
Operating Segments. The Company has two reportable operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists of Callaway Golf woods, hybrids, irons and wedges and Odyssey putters, including Toulon Design putters. This segment also includes packaged sets, golf bags, golf gloves, golf footwear, golf apparel, travel gear, headwear, towels, umbrellas, eyewear and other accessories, as well as royalties from licensing of the Company’s trademarks and service marks as well as sales of pre-owned golf clubs. The golf balls segment consists of Callaway Golf and Strata balls that are designed, manufactured and sold by the Company. As discussed in Note 16 “Segment Information” in the Notes to Consolidated Financial Statements in this Form 10-K, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.
Cost of Sales. The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. A large percentage of the Company's manufacturing costs are variable in nature and will fluctuate with sales volumes. With respect to the Company's operating segments, variable costs for golf clubs represent approximately 85% to 95% of cost of sales, and for golf balls, approximately 75% to 85%. Of these variable costs, material and component costs represent approximately 85% to 95% for golf clubs and approximately 75% to 85% for golf balls. On a consolidated basis, over 85% of total cost of sales is variable in nature, and of this amount, over 85% is comprised of material and component costs. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Years Ended December 31, 2016 and 2015 - Segment Profitability" and "Years Ended December 31, 2015 and 2014 - Segment Profitability" below for further discussion of gross margins.
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
Executive Summary
Management was pleased with the Company’s financial results and progress in 2016. Despite softer than expected market conditions in 2016, particularly in Asia, the Company not only continued to demonstrate its ability to grow market share and increase net sales, profitability and cash from operations but also began executing its strategy of investing in growth opportunities in golf and in areas tangential to golf. In 2016, the Company acquired Toulon Design putters and entered into a new apparel joint venture in Japan. These investment activities continued into 2017 when the Company completed its acquisition of OGIO International Inc. (“OGIO”), a leading manufacturer in high quality bags, accessories and apparel in the golf and lifestyle categories. This acquisition both enhanced the Company’s presence in golf and provided a platform for future growth in the lifestyle category.
The Company’s improved profitability and outlook also allowed the Company to reverse a significant portion of its deferred tax valuation allowance. During the fourth quarter of 2016, the Company performed an analysis to determine the likelihood of realizing its deferred tax assets. This analysis consisted of the evaluation of all available positive and negative evidence, including the Company's improved profitability in 2015 and 2016 (which resulted in the Company having three years of cumulative income on its U.S. business as of December 31, 2016), combined with future projections of profitability. Because of this analysis, the Company concluded that it was more likely than not that the majority of its U.S. deferred tax assets will be realized, and therefore reversed most of the valuation allowance. This reversal resulted in a one-time, non-cash income tax benefit of $156.6 million partially offset by the recognition of $16.0 million in income taxes that were retroactive for all of 2016 on the Company’s U.S. business earnings for a net benefit of $140.6 million. For further discussion, see Note 9 "Income Taxes" to the Notes to Consolidated Financial Statements in this Form 10-K.
In 2016, the Company’s net sales increased $27.4 million (3.2%) to $871.2 million compared to $843.8 million in 2015. This increase was led by an increase in golf apparel sales due to the formation and consolidation of the Company’s new apparel joint venture in Japan beginning in the third quarter of 2016, combined with an increase in sales in the golf balls and irons categories. In addition, net sales in 2016 were favorably impacted by changes in foreign currency exchange rates. On a constant currency basis, net sales in 2016 would have increased 2.3% compared to 2015.
The Company’s gross margin for 2016 improved by 180 basis points to 44.2% compared to 2015. This increase was primarily due to operational efficiencies resulting from the many initiatives implemented over the last few years related to its manufacturing and supply chain functions, combined with higher average selling prices in all major hard goods categories. This increase was partially offset by an increase in promotional activity compared to the same period in 2015.
Operating expenses increased $10.2 million or 3.1% and were flat as a percentage of net sales in 2016 compared to 2015. The increase in 2016 was primarily related to incremental expenses related to the Japan joint venture combined with increases in legal expenses related to corporate development activities, partially offset by a decrease in stock compensation expense.
Interest expense decreased $6.3 million to $2.4 million in 2016 compared to 2015 due to the retirement of the Company's convertible senior notes during the second half of 2015.

In 2016, the Company completed the sale of a small portion of its preferred shares of Topgolf International, Inc. doing business as the Topgolf Entertainment Group ("Topgolf") for total proceeds of $23.4 million, and recognized a pre-tax gain of $17.7 million. Immediately after the sale, the Company retained a 15% ownership interest in Topgolf.
Other income/expense in 2016 decreased by $3.2 million to other expense of $1.7 million compared to other income of $1.5 million in 2015 primarily due to an increase in net losses from the Company's foreign currency hedging contracts.
The Company recorded an income tax benefit of $132.6 million in 2016 compared to an income tax provision of $5.5 million in 2015. As previously mentioned, the income tax benefit in 2016 includes the $140.6 million net impact of the reversal of a significant portion of the Company’s valuation allowance on its U.S. deferred tax assets.
Net income increased $175.3 million to $189.9 million in 2016, and diluted earnings per share increased by $1.81 to $1.98. As discussed above, net income for 2016 includes (i) the $140.6 million ($1.47 per share) net impact of the reversal of a significant portion of the Company’s valuation allowance on its U.S. deferred tax assets and (ii) a $17.7 million ($0.18 per share) gain from the sale of preferred shares of Topgolf. Excluding the impact of these items, the Company’s net income would have been $31.6 million, a 116.4% increase compared to 2015, and diluted earnings per share would have been $0.33, a 94.1% increase over 2015.
The Company also significantly improved its cash position in 2016 compared to 2015. Cash flows from operating activities during 2016 increased $47.1 million to $77.7 million compared to 2015. This increase was primarily due to the increase in sales as discussed above, combined with an improvement in the Company’s cash conversion cycle and improved inventory management.
Years Ended December 31, 2016 and 2015
Net sales for the year ended December 31, 2016 increased $27.4 million (3.2%) to $871.2 million compared to $843.8 million for the year ended December 31, 2015. Despite softer than anticipated market conditions in 2016, the Company improved its market share due to the continued strength of its brand, resulting in increased sales in both the Company's golf clubs and golf balls operating segments. Overall, net sales were favorably impacted by an increase in average selling prices across all product categories, partially offset by a decline in sales volumes. In addition, the Company's net sales of accessories and other products were favorably impacted by the completion of its joint venture in Japan during the second quarter of 2016, resulting in the formation of Callaway Apparel KK, which has been consolidated with the Company's results since July 1, 2016. Changes in foreign currency rates were favorable to the Company's net sales in 2016. Had the Company used 2015 foreign currency exchange rates to translate net sales for 2016, the Company's net sales for 2016 would have been lower by 0.9%.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Years Ended December 31,		Growth		Constant Currency Growth vs. 2015
	2016	2015	Dollars	Percent	Percent
Net sales:
Golf clubs	$718.9	$700.7	$18.2	2.6%	1.4%
Golf balls	152.3	143.1	9.2	6.4%	6.4%
	$871.2	$843.8	$27.4	3.2%	2.3%
For further discussion of each operating segment’s results, see “Golf Clubs Segment” and “Golf Balls Segment” results below.

Net sales information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth / (Decline)		Constant Currency Growth/(Decline) vs. 2015
	2016	2015	Dollars	Percent	Percent
Net sales:
United States	$447.6	$446.5	$1.1	0.2%	0.2%
Europe	122.8	125.1	(2.3)	(1.8)%	2.8%
Japan	170.8	138.0	32.8	23.8%	10.6%
Rest of Asia	67.1	70.3	(3.2)	(4.6)%	(2.1)%
Other foreign countries	62.9	63.9	(1.0)	(1.6)%	1.9%
	$871.2	$843.8	$27.4	3.2%	2.3%
Net sales in the United States increased $1.1 million (0.2%) to $447.6 million during 2016 compared to $446.5 million in 2015, primarily as a result of improved market share due to the continued strength of the brand. The Company’s sales in regions outside of the United States increased $26.3 million (6.6%) to $423.6 million in 2016 compared to $397.3 million in 2015, primarily due to the formation of the Company's apparel joint venture in Japan beginning in the third quarter of 2016. In addition, foreign currency exchange rates had a favorable impact of $8.4 million on the Company's net sales denominated in foreign currencies. This increase was partially offset by softer than anticipated market conditions in Asia.
Gross profit increased $27.4 million to $385.0 million in 2016 from $357.6 million in 2015. Gross profit as a percent of net sales ("gross margin") increased 180 basis points to 44.2% in 2016 from 42.4% in 2015. This increase in gross margin was primarily due to an increase of 143 basis points resulting from improved operational efficiencies, combined with an increase of 84 basis points in price and product mix as a result of an increase in average selling prices within the golf balls, irons and woods categories, partially offset by an increase in promotional activity on some of the Company's irons products period over period and the unfavorable impact (47 basis points) of changes in foreign currency exchange rates primarily from inventory held in foreign regions. For a further discussion of gross margin, see "Segment Profitability" below.
Selling expenses increased by $6.6 million to $235.6 million (27.0% of net sales) for the year ended December 31, 2016 compared to $228.9 million (27.1% of net sales) in the comparable period of 2015, primarily due to the formation of the Company's apparel joint venture in Japan which resulted in $6.4 million of additional selling expenses.
General and administrative expenses increased by $3.4 million to $72.0 million (8.3% of net sales) for the year ended December 31, 2016 compared to $68.6 million (8.1% of net sales) in the comparable period of 2015. This increase was primarily due to an increase of $3.2 million in legal expenses and professional fees resulting primarily from corporate development projects, and $0.9 million of additional general and administrative expenses resulting from the formation and consolidation of the Company's apparel joint venture in Japan. These increases were partially offset by a $1.5 million decrease in stock compensation expense as a result of the payout of cash-settled stock awards period over period.
Research and development expenses increased by $0.1 million to $33.3 million (3.8% of net sales) for the year ended December 31, 2016 compared to $33.2 million (3.9% of net sales) in the comparable period of 2015.
Interest expense decreased by $6.3 million to $2.4 million for the year ended December 31, 2016 compared to $8.7 million in the comparable period of 2015 primarily due to the savings realized in connection with the retirement of the Company's convertible notes into shares of common stock during the second half of 2015, including the acceleration of debt issuance costs (see Note 3 "Financing Arrangements" to the Notes to Consolidated Financial Statements in this Form 10-K).
During 2016, the Company sold approximately 10.0% of its preferred shares in Topgolf International, Inc. doing business as the Topgolf Entertainment Group ("Topgolf") for $23.4 million and recognized a $17.7 million gain in other income. See Note 6 “Investments” to the Notes to Consolidated Financial Statements in this Form 10-K.
Excluding the gain recognized from the sale of preferred shares of Topgolf as discussed above, other income (expense) decreased by $3.2 million to other expense of $1.7 million for the year ended December 31, 2016 compared to other income of $1.5 million in the comparable period of 2015 primarily due to an increase in net foreign currency losses from non-designated foreign currency hedging contracts.

The Company recorded an income tax benefit of $132.6 million for the year ended December 31, 2016, compared to an income tax provision of $5.5 million in the comparable period of 2015. The income tax benefit for 2016 includes a one-time, non-cash benefit of $156.6 million related to the reversal of a signification portion of the Company's valuation allowance on its U.S. deferred tax assets. This reversal was partially offset by the recognition of $16.0 million in income taxes that were retroactive for all of 2016 on the Company's U.S. business earnings. The Company used an effective U.S. income tax rate that is close to statutory rates to assess the income tax provision on its U.S. business. For further discussion, see Note 9 "Income Taxes" to the Notes to Consolidated Financial Statements in this Form 10-K.
Net income for the year ended December 31, 2016 increased to $189.9 million compared to $14.6 million in the comparable period of 2015. Diluted earnings per share increased to $1.98 on 95.8 million diluted shares outstanding in 2016 from $0.17 on 84.6 million diluted shares outstanding in 2015. As discussed above, during the fourth quarter of 2016, the Company reversed a significant portion of the valuation allowance on its U.S. deferred tax assets and recognized income taxes that were retroactive for all of 2016 on the Company's U.S. business earnings, which resulted in a net favorable impact to net income of $140.6 million ($1.47 per share). In addition, net income for 2016 includes a $17.7 million ($0.18 per share) pre-tax gain, as discussed above, from the sale preferred shares in Topgolf. Excluding the impact of the valuation allowance reversal, the recognition of additional income taxes and the gain recognized on the sale of a portion of the Company's investment in Topgolf, the Company's net income would have been $31.6 million, a 116.4% increase compared to 2015, and diluted earnings per share would have been $0.33, a 94.1% increase compared to 2015.
Golf Clubs Segment
Golf club sales increased $18.2 million (2.6%) to $718.9 million in 2016 compared to $700.7 million in 2015. This increase was primarily due to the formation of the Company's apparel joint venture in Japan during the third quarter of 2016, combined with an increase in average selling prices across all product categories, partially offset by a decrease in sales volumes in the woods, irons and putters categories.
Net sales information for the golf clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2016	2015	Dollars	Percent
Net sales:
Woods	$201.8	$222.2	$(20.4)	(9.2)%
Irons	211.9	205.5	6.4	3.1%
Putters	86.0	86.3	(0.3)	(0.3)%
Accessories and other	219.2	186.7	32.5	17.4%
	$718.9	$700.7	$18.2	2.6%
Net sales of woods decreased $20.4 million (9.2%) to $201.8 million for the year ended December 31, 2016 compared to the prior year, primarily due to a 12.9% decline in sales volumes partially offset by a 4.3% increase in average selling prices. The decline in sales volumes was primarily due to a shift in launch timing resulting in fewer woods products launched during 2016 compared to the prior year. The increase in average selling prices was primarily due to a price increase on the Company's XR 16 drivers and fairway woods launched in 2016, relative to the XR woods launched in the prior year.
Net sales of irons increased $6.4 million (3.1%) to $211.9 million for the year ended December 31, 2016 compared to the prior year, primarily due to a 4.7% increase in average selling prices, partially offset by a 1.5% decline in sales volumes. The increase in average selling prices was primarily due to a full year of sales of the more premium APEX irons which were launched during the fourth quarter of 2015, combined with an increase in average selling prices of wedges resulting from price reductions taken in the prior year on the Mac Daddy 2 wedges in anticipation of the MD3 launch. This increase was partially offset by an increase in promotional activity in 2016 related to reduced prices on the Company's XR irons which were in the second year of their product lifecycle. The slight decline in sales volumes related to a decline in unit sales of wedges due to the full launch of the MD3 wedges in 2015 compared to the more limited launches of the X Series and MD Forged wedges in 2016.
Net sales of putters decreased $0.3 million (0.3%) to $86.0 million for the year December 31, 2016 compared to the prior year, primarily due to a 1.7% decline in sales volumes, partially offset by a 1.4% increase in average selling prices. The decline in sales volume was primarily due to the 2016 launch of the Company's White Hot RX putters, which was a smaller launch compared to the full line of Odyssey Works putters launched in the prior year. The increase in average selling prices was primarily due to the limited offerings of the Company's Toe Up and Stroke Lab putters, which had a higher average selling price than the Company's core putters offered in the prior year.
Net sales of accessories and other products increased $32.5 million (17.4%) to $219.2 million for the year ended December 31, 2016 compared to the prior year. This increase was primarily due to the Company's new apparel joint venture in Japan established during the third quarter of 2016. Additionally, the Company experienced an increase in sales of packaged sets and other accessories compared to the same period in 2015. These increases were partially offset by a decline in sales of golf bags, gloves and footwear.
Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2016	2015	Dollars	Percent
Net sales:
Golf balls	$152.3	$143.1	$9.2	6.4%
Net sales of golf balls increased $9.2 million (6.4%) to $152.3 million for the year ended December 31, 2016 compared to the prior year, primarily due to a 10.3% increase in average selling prices, partially offset by a 3.6% decrease in sales volumes. The increase in average selling prices was primarily due to an increase in the sales price of the Company's 2016 Chrome Soft golf balls combined with sales of the Company's higher priced Truvis golf balls during the current year. The decline in sales volume was primarily due to a decrease in sales of the Company's lower priced special market golf balls in 2016 compared to 2015.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2016	2015	Dollars	Percent
Income before income taxes:
Golf clubs	$65.0	$53.0	$12.0	22.6%
Golf balls	25.6	17.7	7.9	44.6%
Reconciling items(1)	(32.2)	(50.6)	18.4	(36.4)%
	$58.4	$20.1	$38.3	190.5%

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The decrease in reconciling items in 2016 compared to 2015 was primarily due to a $17.7 million gain recognized in the second quarter of 2016 in connection with the sale of approximately 10.0% of the Company's investment in Topgolf, combined with decreases of $6.4 million in interest expense and $1.6 million in corporate stock compensation expense, partially offset by a $4.0 million increase in foreign currency exchange losses.

Pre-tax income in the Company’s golf clubs operating segment improved to $65.0 million for 2016 from $53.0 million for 2015. This increase was primarily due to an $18.3 million increase in net sales (as discussed above) which contributed to a $17.2 million increase in gross profit (or increase of 117 basis points in gross margin), partially offset by an increase of $5.2 million in operating expenses. The improvement in gross margin was primarily due to an increase of 129 basis points due to a reduction in costs, driven primarily by the favorable sourcing of raw materials, combined with improved operational efficiencies resulting from reduced fixed charges. Sales price and mix improved by 30 basis points primarily due to an increase in average selling prices, primarily within the irons category, partially offset by an increase in promotional activity year over year. Foreign currency translation had a negative impact to gross margin of 42 basis points due to the impact of changes in foreign currency rates on inventory held at foreign regions. The increase in operating expenses was primarily due to the Company's new apparel joint venture in Japan established during the third quarter of 2016.

Pre-tax income in the Company’s golf balls operating segment improved to $25.6 million for 2016 from $17.7 million in 2015. This increase was primarily due to a $9.1 million increase in net sales (as discussed above) which contributed to a $10.1 million increase in gross profit (or a 64 basis point improvement in gross margin), partially offset by an increase of $2.2 million in operating expenses. The improvement in gross margin was primarily attributable to an increase in sales price and mix of 54 basis points due to the Chrome Soft golf balls launched in the current year at higher average selling prices compared to the Chrome Soft golf balls launched in the prior year. The increase in operating expenses was primarily due to the Company's new apparel joint venture in Japan established during the third quarter of 2016.
Years Ended December 31, 2015 and 2014
Net sales for the year ended December 31, 2015 decreased $43.1 million (4.9%) to $843.8 million compared to $886.9 million for the year ended December 31, 2014. This decrease was due to unfavorable changes in foreign currency exchange rates, a strategic shift in product launch timing which adversely affected first quarter net sales and softer than anticipated market conditions in the Company's international markets, particularly in Asia. On a constant currency basis, net sales would have increased by $10.1 million (1.1%) to $897.0 million compared to $886.9 million in the prior year.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Years Ended December 31,		Growth/(Decline)		Constant Currency Growth/(Decline) vs. 2014
	2015	2014	Dollars	Percent	Percent
Net sales:
Golf clubs	$700.7	$749.9	$(49.2)	(6.6)%	(0.4)%
Golf balls	143.1	137.0	6.1	4.5%	9.8%
	$843.8	$886.9	$(43.1)	(4.9)%	1.1%
For further discussion of each operating segment’s results, see “Golf Clubs Segment” and “Golf Balls Segment” results below.
Net sales information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth / (Decline)		Constant Currency Growth/(Decline) vs. 2014
	2015	2014	Dollars	Percent	Percent
Net sales:
United States	$446.5	$421.8	$24.7	5.9%	5.9%
Europe	125.1	134.4	(9.3)	(6.9)%	7.0%
Japan	138.0	166.1	(28.1)	(16.9)%	(5.0)%
Rest of Asia	70.3	89.6	(19.3)	(21.5)%	(17.0)%
Other foreign countries	63.9	75.0	(11.1)	(14.8)%	(2.0)%
	$843.8	$886.9	$(43.1)	(4.9)%	1.1%
Net sales in the United States increased $24.7 million (5.9%) to $446.5 million during 2015 compared to $421.8 million in 2014, primarily as a result of increased brand momentum and market share improvement in most product categories. The Company’s sales in regions outside of the United States decreased $67.8 million (15%) to $397.3 million in 2015 compared to $465.1 million in 2014, primarily due to unfavorable changes in foreign currency exchange rates combined with softer than expected market conditions, particularly in Asia. On a constant currency basis, net sales in regions outside the United States would have decreased by $14.6 million (3%) to $450.5 million for the year ended December 31, 2015 compared to $465.1 million in the prior year. Net sales in the U.S. and in regions outside the U.S. were both negatively impacted by the shift in product launch timing as mentioned above.
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
Golf Clubs Segment
Golf club sales decreased $49.2 million (6.6%) to $700.7 million in 2015 compared to $749.9 million in 2014. This decline was due to unfavorable changes in foreign currency exchange rates, a strategic shift in product launch timing, which adversely affected first quarter sales, and softer than expected market conditions in the Company's international markets, particularly in Asia. On a constant currency basis, net golf club sales would have decreased by $3.3 million (0.4%) compared to the net sales reported in 2014.

Net sales information for the golf clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)		Constant Currency Growth (Decline) vs. 2014
	2015	2014	Dollars	Percent	Percent
Net sales:
Woods	$222.2	$269.5	$(47.3)	(17.6)%	(12.0)%
Irons	205.5	200.2	5.3	2.6%	9.0%
Putters	86.3	81.1	5.2	6.4%	13.9%
Accessories and other	186.7	199.1	(12.4)	(6.2)%	(0.1)%
	$700.7	$749.9	$(49.2)	(6.6)%	(0.4)%
Net sales of woods decreased $47.3 million (17.6%) to $222.2 million for the year ended December 31, 2015 compared to the prior year. On a constant currency basis, net sales of woods would have decreased by 12% compared to the reported net sales in 2014. This decrease resulted from a decline in sales volume primarily due to a shift in product launch timing resulting in fewer woods product launches during 2015 compared to the prior year. This was partially offset by price increases on certain current year products compared to their predecessors in 2014.
Net sales of irons increased $5.3 million (2.3%) to $205.5 million for the year ended December 31, 2015 compared to the prior year. On a constant currency basis, net sales of irons would have increased 9% compared to the net sales reported in 2014. This increase was primarily attributable to the success of the Company's new Mac Daddy 3 wedges and XR irons launched in 2015 combined with an increase in average selling prices. The increase in average selling prices is due to less closeout and promotional activity in the current year.
Net sales of putters increased $5.2 million (6.4%) to $86.3 million for the year December 31, 2015 compared to the prior year. On a constant currency basis, net sales of putters would have increased by 14% compared to the net sales reported in 2014. This increase was primarily due to an increase in average selling prices and sales volumes due to the success of the current year Odyssey Works line of putters.
Net sales of accessories and other products decreased $12.4 million (6.2%) to $186.7 million for the year ended December 31, 2015 compared to the prior year due to unfavorable changes in foreign currency rates. On a constant currency basis, net sales of accessories and other would have been relatively flat compared to the net sales reported in 2014.
Golf Balls Segment
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth		Constant Currency Growth vs. 2014
	2015	2014	Dollars	Percent	Percent
Net sales:
Golf balls	$143.1	$137.0	$6.1	4.5%	9.8%
Net sales of golf balls increased $6.1 million (4.5%) to $143.1 million for the year ended December 31, 2015 compared to the prior year. On a constant currency basis, net sales of golf balls would have increased by 10% compared to the net sales reported in 2014. This increase was driven by increases in sales volume and average selling prices resulting from a favorable shift in product mix due to the success of the Chrome Soft golf ball in the current year.

Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2015	2014	Dollars	Percent
Income before income taxes:
Golf clubs	$53.0	$50.9	$2.1	4.1%
Golf balls	17.7	15.2	2.5	16.4%
Reconciling items(1)	(50.6)	(44.5)	(6.1)	13.7%
	$20.1	$21.6	$(1.5)	(6.9)%

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
Financial Condition
The Company’s cash and cash equivalents increased $76.2 million to $126.0 million at December 31, 2016, from $49.8 million at December 31, 2015. Cash generated from operating activities improved to $77.7 million during 2016 compared to $30.6 million during 2015. This improvement was primarily due to the timing of inventory purchases as a result of a shift in product launch timing, improved inventory management and an overall improvement in the Company's cash conversion cycle year over year. During 2016, the Company used its cash and cash equivalents and proceeds of $23.4 million from the sale of approximately 10.0% of its preferred shares in Topgolf, in addition to cash from operating activities, to pay down outstanding borrowings on the ABL Facility as well as to fund $12.2 million in capital expenditures and $1.4 million in golf-related ventures. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its credit facilities, as deemed necessary (see Note 3 "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K for further information on the ABL Facility). In January 2017, the Company completed its acquisition of OGIO for $75.5 million subject to customary working capital adjustments (for further discussion see "Executive Summary" within Results of Operations above).

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters and decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of December 31, 2016, the Company’s net accounts receivable increased to $127.9 million from $115.6 million as of December 31, 2015. This $12.3 million increase was primarily attributable to an increase in net sales in the fourth quarter of 2016 compared to the fourth quarter of 2015.
The Company’s inventory balance also fluctuates throughout the year as a result of the general seasonality of the Company’s business. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s inventories decreased to $189.4 million as of December 31, 2016 from $208.9 million as of December 31, 2015. This $19.5 million decrease was primarily attributable to improved inventory management combined with the timing of inventory purchases as a result of a shift in product launch timing. Inventories as a percentage of the trailing 12 months net sales decreased to 21.7% as of December 31, 2016 compared to 24.8% as of December 31, 2015.
Liquidity and Capital Resources
The information set forth in Note 3 “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K, is incorporated herein by this reference.
Liquidity
The Company’s principal sources of liquidity consist of its existing cash balances, funds expected to be generated from operations and its credit facilities. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations in 2017, and current and projected availability under its credit facilities, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, contractual obligations and commercial commitments for at least the next 12 months.
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
To further enhance its liquidity position and/or make strategic investments, the Company may obtain additional financing, which could consist of equity or debt financing from public and/or private credit and capital markets. In 2014, the Company filed a universal shelf registration statement with the Commission for the future sale of up to $200.0 million of debt securities, common stock, preferred stock, depositary shares, warrants, rights, stock purchase contracts, stock purchase units and units. The securities may be offered from time to time, separately or together, directly by the Company or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. The registration statement is scheduled to expire on August 11, 2017.
In April 2016, the Company sold approximately 10.0%, or $5.8 million, of its preferred shares in Topgolf in connection with Topgolf's share repurchase program, and received cash proceeds of $23.4 million. For further discussion, see Note 6 "Investments" in the Notes to Consolidated Financial Statements in this Form 10-K.
As of December 31, 2016, approximately 43% of the Company’s total cash is held in regions outside of the United States. If the Company were to repatriate such cash, outside of settling intercompany balances during the normal course of operations, it would need to accrue and pay incremental U.S. federal and state income taxes, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards. The Company has not, nor does it intend to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. In 2015 and 2014, the Company ceased its business operations in Thailand and Malaysia, respectively, and accordingly, the Company no longer maintains a permanent reinvestment assertion with respect to these two entities. The Company intends to repatriate the undistributed earnings from these two entities to the United States at the time that the winding-down process has been completed. As of December 31, 2016, the Company has accrued for the estimated incremental U.S. income taxes related to reversing its permanent indefinite reinvestment assertion. However, these incremental U.S. income taxes are expected to be offset by the utilization of the Company's cumulative U.S. net operating losses. Except for the Company's foreign subsidiaries in Thailand and Malaysia, the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon.
Share Repurchases
In August 2014, the Company's Board of Directors authorized a $50.0 million share repurchase program under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The repurchases are made consistent with the terms of the Company's ABL Facility which defines the amount of stock that can be repurchased. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.
During 2016, the Company repurchased approximately 572,000 shares of its common stock under the 2014 repurchase program at an average cost per share of $8.99 for a total cost of $5.1 million. Included in these repurchases are shares the Company acquired to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2016, the total amount remaining under the repurchase authorization was $41.9 million.
Significant Obligations
The following table summarizes certain significant cash obligations as of December 31, 2016 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Japan ABL Facility	12.0	12.0	—	—	—
Capital Leases(1)	0.5	0.2	0.2	0.1	—
Operating leases(2)	25.6	6.2	6.8	3.8	8.8
Unconditional purchase obligations(3)	49.3	36.2	10.9	2.2	—
Uncertain tax contingencies(4)	3.8	0.3	1.0	0.3	2.2
Employee incentive compensation(5)	18.3	18.3	—	—	—
Other long-term liabilities	0.4	0.4	—	—	—
Total	$109.9	$73.6	$18.9	$6.4	$11.0

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

(4)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated balance sheet as of December 31, 2016. Amount excludes uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 9 “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.

(5)	Amount represents accrued employee incentive compensation expense earned in 2016, and paid in February 2017.
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company also has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit in the amount of $0.8 million as security for contingent liabilities under certain workers’ compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2016 was not material to the Company’s financial position, results of operations or cash flows.
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
Foreign Currency Fluctuations
In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries, including certain balance sheet exposures (payables and receivables denominated in foreign currencies) (see Note 15 “Derivatives and Hedging” in the Notes to Consolidated Financial Statements in this Form 10-K). In addition, the Company is exposed to gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses derivative financial instruments in the form of foreign currency forward contracts to mitigate the impact of foreign currency translation on transactions that are denominated primarily in British Pounds, Euros, Japanese Yen, Canadian Dollars, Australian Dollars and Korean Won. For most currencies, the Company is a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which the Company transacts significant amounts of business.
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
Beginning in January 2015, the Company entered into foreign currency forward contracts in the form of cash flow hedges that qualify for hedge accounting under ASC Topic 815, “Derivatives and Hedging,” to help mitigate the foreign currency exchange exposures discussed above. The Company did not have instruments that qualified for hedge accounting in 2014. At December 31, 2016 and 2015, the notional amounts of these contacts were approximately $27.3 million and $55.9 million, respectively. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the hypothetical derivative method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on these hedging instruments are recorded in other comprehensive income until recognized in earnings in the period that the hedged transactions take place. Any ineffective portion of the gains and losses from these hedging instruments is recognized in earnings immediately. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates.
At December 31, 2016, 2015 and 2014, the notional amounts of the Company's foreign currency forward contracts not designated as hedging instruments used to help mitigate the exposure discussed above were approximately $14.8 million, $43.1 million and $62.9 million, respectively. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records these contracts on the balance sheet at fair value with changes in fair value recorded immediately in earnings in other income (expense).
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2016 through its foreign currency forward contracts. The estimated maximum one-day loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $2.9 million at December 31, 2016. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged. The sensitivity analysis model is a risk analysis tool and does not purport to represent actual losses in earnings that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market rates. It also does not represent the maximum possible loss that may occur. Actual future gains and losses will differ from those estimated because of changes or differences in market rates and interrelationships, hedging instruments and hedge percentages, timing and other factors.
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities. Outstanding borrowings under the Company's credit facilities accrue interest as described in Note 3 “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.1 million over a 12-month period.
Item 8. Financial Statements and Supplementary Data
The Company’s Consolidated Financial Statements as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016, together with the report of the Company's independent registered public accounting firm, are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2016, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.
Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that as of December 31, 2016, the Company’s internal control over financial reporting was effective based on the COSO criteria.
Changes in Internal Control over Financial Reporting. During the fourth quarter ended December 31, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Callaway Golf Company
Carlsbad, California
We have audited the internal control over financial reporting of Callaway Golf Company and its subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 24, 2017, expressed an unqualified opinion on those consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 24, 2017

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Registrant” following Part I, Item 1 of this Form 10-K. The other information required by Item 10 will be included in the Company’s definitive Proxy Statement under the captions "Proposal No. 1 - Election of Directors," “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2016 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 11. Executive Compensation
The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company’s definitive Proxy Statement under the captions “Executive Officer Compensation,” “Executive Officer Compensation - Compensation Committee Report” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2016 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 will be included in the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of fiscal year 2016 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the number of stock options and shares underlying restricted stock units and performance share units outstanding and authorized for issuance under all equity compensation plans of the Company as of December 31, 2016. See Note 12 “Share-Based Employee Compensation” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the equity plans of the Company.
Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units and Performance Share Units(3)	Weighted Average Exercise Price of Outstanding Options(4)	Number of Shares Remaining Available for Future Issuance
	(In thousands, except dollar amounts)
Equity Compensation Plans Approved by Shareholders(1)	4,791(2)	$7.92	5,040

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

(2)
Includes 43,504 shares underlying restricted stock units issuable under the 2013 Directors Plan, and 1,782,712 shares underlying stock options, 1,385,314 shares underlying restricted stock units and 1,579,328 shares underlying performance share units issuable under the 2004 Incentive Plan.

(3)	Outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan include 9,683 shares of accrued incremental stock dividend equivalent rights.

(4)	Does not include shares underlying restricted stock units and performance share units, which do not have an exercise price.

Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 will be included in the Company’s definitive Proxy Statement under the captions “Transactions with Related Persons” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2016 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information included in Item 14 will be included in the Company’s definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of fiscal year 2016 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this report:
1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K beginning on page F-1:
•Report of Independent Registered Public Accounting Firm;
•Consolidated Balance Sheets as of December 31, 2016 and 2015;
•Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014;
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014;
•Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014;
•Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014; and
•Notes to Consolidated Financial Statements.
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

2.1
Share Purchase Agreement, dated as of January 11, 2017, by and among Callaway Golf Company, OGIO International, Inc., Michael J. Pratt, David J. Wunderli, David Cartwright, Gary Bowen, Marty Lott, Jeremy Lott, Jordan Lott and Anthony M. Palma; and David J. Wunderli, as Shareholder Representative, incorporated herein by this reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 12, 2017 (file no. 1-10962).

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

10.9
Officer Employment Agreement, effective as of February 12, 2014, by and between Callaway Golf Company and Alan Hocknell, Ph.D., incorporated herein by this reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Commission on February 27, 2014 (file no. 1-10962).

10.10	Officer Employment Agreement, effective as of June 18, 2012, by and between Callaway Golf Company and Richard H. Arnett. †

10.11
Director’s Service Agreement, effective as of December 1, 2002, as amended, by and between Callaway Golf Company and Neil Howie, incorporated herein by this reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the Commission on November 2, 2011 (file no. 1-10962).

10.12
Director's Service Agreement, effective as of December 1, 2002, as amended, by and between Callaway Golf Company and Neil Howie, incorporated herein by this reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.13
Amended and Restated Executive Entrustment Agreement, effective as of March 24, 2014, by and between Callaway Golf Company and Alex Boezeman, incorporated herein by this reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the Commission on April 25, 2014 (file no. 1-10962).

10.14
First Amendment to Amended and Restated Executive Entrustment Agreement, effective as of March 24, 2015, by and between Callaway Golf Company and Alex Boezeman, incorporated herein by this reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as filed with the Commission on April 29, 2015 (file no. 1-10962).

10.15	Second Amendment to Amended and Restated Executive Entrustment Agreement, effective as of March 22, 2016, by and between Callaway Golf Company and Alex Boezeman. †

10.16
Callaway Golf Company Amended and Restated 2004 Incentive Plan (effective May 19, 2009), incorporated herein by this reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 5, 2013 (file no. 1-10962).

10.17
Callaway Golf Company 2013 Non-Employee Directors Stock Incentive Plan (effective May 15, 2013), incorporated herein by this reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 5, 2013 (file no. 1-10962).

10.18	Form of Performance Share Unit Grant. †

10.19	Form of Stock Unit Grant. †

10.20
Form of Performance Share Unit Grant, incorporated herein by this reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the Commission on April 25, 2014 (file no. 1-10962).

10.21
Form of Notice of Grant of Restricted Stock Agreement for Non-Employee Directors, incorporated herein by this reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the Commission on July 29, 2013 (file no. 1-10962).

10.22
Form of Non-Employee Director Phantom Stock Unit Grant Agreement, incorporated herein by this reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.23
Form of Notice of Grant and Agreement for Stock Appreciation Right, incorporated herein by this reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Commission on March 2, 2012 (file no. 1-10962).

10.24
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

10.26
Form of Notice of Grant of Stock Option and Option Agreement, incorporated herein by this reference to Exhibit 10.61 to the Company's Current Report on Form 8-K, as filed with the Commission on January 22, 2007 (file no. 1-10962).

10.27	Annual Incentive Plan Guidelines, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 28, 2012 (file no. 1-10962).

10.28
Indemnification Agreement, dated January 25, 2010, between Callaway Golf and Adebayo O. Ogunlesi incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Commission on February 26, 2010 (file no. 1-10962).

10.29
Indemnification Agreement, dated March 4, 2009, between Callaway Golf and John F. Lundgren, incorporated herein by this reference to Exhibit 10.51 to the Company's Current Report on Form 8-K, as filed with the Commission on March 10, 2009 (file no. 1-10962).

10.30
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

10.33
Indemnification Agreement, effective June 7, 2001, between Callaway Golf and Ronald S. Beard, incorporated herein by this reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).

10.34
Indemnification Agreement, dated July 1, 1999, between Callaway Golf and Richard L. Rosenfield, incorporated herein by this reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999 (file no. 1-10962).

10.35
Indemnification Agreement, dated August 4, 2015, between Callaway Golf Company and Linda B. Segre, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on August 6, 2015 (file no. 1-10962).

10.36	Deferred Compensation Plan, incorporated herein by this reference to Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the Commission on December 13, 2016 (file no. 1-10962)

Other Contracts
10.37
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

10.38
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

10.39
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

10.40
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

10.41
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

10.42
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

10.43
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

10.44
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

10.45
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
Date: February 24, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of
Principal Executive Officer:

/S/ OLIVER G. BREWER III	President and Chief Executive Officer, Director	February 24, 2017
Oliver G. Brewer III

Principal Financial Officer:

/S/ ROBERT K. JULIAN	Senior Vice President and Chief Financial Officer	February 24, 2017
Robert K. Julian

Principal Accounting Officer:

/S/ JENNIFER THOMAS	Vice President and Chief Accounting Officer	February 24, 2017
Jennifer Thomas

Non-Management Directors:

*	Director	February 24, 2017
Samuel H. Armacost

*	Chairman of the Board	February 24, 2017
Ronald S. Beard

*	Director	February 24, 2017
John C. Cushman, III

*	Director	February 24, 2017
John F. Lundgren

*	Director	February 24, 2017
Adebayo O. Ogunlesi

*	Director	February 24, 2017
Richard L. Rosenfield

*	Director	February 24, 2017
Linda B. Segre

*	Director	February 24, 2017
Anthony S. Thornley

*By:	/S/ ROBERT K. JULIAN
Robert K. Julian
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Callaway Golf Company
Carlsbad, California
We have audited the accompanying consolidated balance sheets of Callaway Golf Company and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders' equity, for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Callaway Golf Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 24, 2017

CALLAWAY GOLF COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$125,975	$49,801
Accounts receivable, net	127,863	115,607
Inventories	189,400	208,883
Income taxes receivable	637	487
Other current assets	16,550	16,709
Total current assets	460,425	391,487
Property, plant and equipment, net	54,475	55,808
Intangible assets, net	88,731	88,782
Goodwill	25,593	26,500
Deferred taxes, net	114,707	6,962
Investment in golf-related ventures (Note 7)	48,997	53,315
Other assets	8,354	8,370
Total assets	$801,282	$631,224
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$132,521	$122,620
Accrued employee compensation and benefits	32,568	33,518
Asset-based credit facility	11,966	14,969
Accrued warranty expense	5,395	5,706
Income taxes payable	4,404	1,823
Total current liabilities	186,854	178,636
Long-term liabilities:
Income tax liability	3,608	3,476
Deferred taxes, net	1,596	35,093
Long-term other	624	1,074
Commitments & contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 0 shares issued and outstanding at both December 31, 2016 and 2015	—	—
Common stock, $.01 par value, 240,000,000 shares authorized, 94,214,295 shares and 93,769,199 shares issued at December 31, 2016 and 2015, respectively	942	938
Additional paid-in capital	330,206	322,793
Retained earnings	287,129	101,047
Accumulated other comprehensive loss	(18,466)	(11,813)
Less: Common stock held in treasury, at cost, 97,837 shares and 2,075 shares at December 31, 2016 and 2015, respectively	(905)	(20)
Total Callaway Golf Company shareholders’ equity	598,906	412,945
Non-controlling interest in consolidated entity (Note 7)	9,694	—
Total shareholders’ equity	608,600	412,945
Total liabilities and shareholders’ equity	$801,282	$631,224

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales	$871,192	$843,794	$886,945
Cost of sales	486,181	486,161	529,019
Gross profit	385,011	357,633	357,926
Selling expenses	235,556	228,910	234,231
General and administrative expenses	71,969	68,567	61,662
Research and development expenses	33,318	33,213	31,285
Total operating expenses	340,843	330,690	327,178
Income from operations	44,168	26,943	30,748
Interest income	621	388	438
Interest expense	(2,368)	(8,733)	(9,499)
Gain on sale of investments in golf-related ventures	17,662	—	—
Other income (expense), net	(1,690)	1,465	(48)
Income before income taxes	58,393	20,063	21,639
Income tax (benefit) provision	(132,561)	5,495	5,631
Net income	190,954	14,568	16,008
Less: Net income attributable to non-controlling interests	1,054	—	—
Net income attributable to Callaway Golf Company	$189,900	$14,568	$16,008
Earnings per common share:
Basic	$2.02	$0.18	$0.21
Diluted	$1.98	$0.17	$0.20
Weighted-average common shares outstanding:
Basic	94,045	83,116	77,559
Diluted	95,845	84,611	78,385

Dividends paid per common share	$0.04	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$189,900	$14,568	$16,008
Other comprehensive income (loss):
Change in fair value of derivative instruments	1,976	525	—
Foreign currency translation adjustments	(8,831)	(11,542)	(12,973)
Comprehensive income, before income tax on other comprehensive income items	183,045	3,551	3,035
Income tax expense on other comprehensive income items	(902)	—	—
Comprehensive income	182,143	3,551	3,035
Less: Comprehensive income (loss) attributable to non-controlling interests	(1,104)	—	—
Comprehensive income attributable to Callaway Golf Company	$183,247	$3,551	$3,035

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$189,900	$14,568	$16,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,586	17,379	21,236
Deferred taxes	(141,447)	128	604
Share-based compensation	8,965	7,542	5,740
Gain on disposal of long-lived assets and deferred gain amortization	(116)	(1,006)	(1,331)
Gain on sale of investments in golf-related ventures	(17,662)	—	—
Unrealized gains on foreign currency forward contracts	(683)	—	—
Net income attributable to non-controlling interests	1,054	—	—
Discount amortization on convertible notes	—	531	739
Changes in assets and liabilities:
Accounts receivable, net	(16,965)	(11,591)	(23,314)
Inventories	24,251	(5,347)	47,334
Other assets	168	7,060	2,884
Accounts payable and accrued expenses	12,553	5,382	(30,578)
Accrued employee compensation and benefits	(489)	(3,395)	6,328
Income taxes receivable and payable	2,493	(370)	(4,125)
Accrued warranty expense	(311)	99	(799)
Other liabilities	(587)	(399)	(3,846)
Net cash provided by operating activities	77,710	30,581	36,880
Cash flows from investing activities:
Proceeds from sale of investments in golf-related ventures	23,429	—	—
Investment in golf-related ventures	(1,448)	(940)	(14,771)
Note receivable	3,104	(3,104)	—
Capital expenditures	(16,152)	(14,369)	(10,753)
Proceeds from sale of property, plant and equipment	20	2	458
Net cash provided by (used in) investing activities	8,953	(18,411)	(25,066)
Cash flows from financing activities:
Exercise of stock options	2,637	6,565	2,291
Dividends paid, net	(3,764)	(3,391)	(3,105)
Acquisition of treasury stock	(5,144)	(1,960)	(1,006)
Repayment of asset-based credit facilities, net	(3,003)	(266)	(10,425)
Credit facility amendment costs	—	—	(608)
Other financing activities	20	—	(33)
Net cash (used in) provided by financing activities	(9,254)	948	(12,886)
Effect of exchange rate changes on cash and cash equivalents	(1,235)	(952)	1,914
Net increase in cash and cash equivalents	76,174	12,166	842
Cash and cash equivalents at beginning of year	49,801	37,635	36,793
Cash and cash equivalents at end of year	$125,975	$49,801	$37,635
Supplemental disclosures:
Cash paid for interest and fees	$1,626	$6,641	$8,124
Cash paid for income taxes, net	$6,143	$5,454	$8,098
Noncash investing and financing activities:
Conversion of convertible notes to common stock, net of discount (Note 3)	$—	$109,105	$—
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$916	$3,762	$86
Accrued capital expenditures at period end	$736	$2,255	$466
Acquisition of treasury stock for minimum statutory withholding taxes	$—	$—	$7
The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Callaway Golf Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non-controlling Interest	Total
	Shares	Amount				Shares	Amount
Balance, December 31, 2013	78,315	$783	$205,712	$77,038	$12,177	(967)	$(11,091)	$284,619	$—	$284,619
Equity issuance costs	—	—	(7)	—	—	—	—	(7)	—	(7)
Acquisition of treasury stock	—	—	—	—	—	(133)	(1,013)	(1,013)	—	(1,013)
Exercise of stock options	—	—	(1,284)	—	—	312	3,575	2,291	—	2,291
Tax deficit from exercise of stock options and compensatory stock	—	—	(26)	—	—	—	—	(26)	—	(26)
Compensatory awards released from restriction	58	1	(87)	—	—	8	86	—	—	—
Share-based compensation	—	—	5,740	—	—	—	—	5,740	—	5,740
Stock dividends	1	—	9	(9)	—	—	—	—	—	—
Cash dividends	—	—	—	(3,105)	—	—	—	(3,105)	—	(3,105)
Equity adjustment from foreign currency translation	—	—	—	—	(12,973)	—	—	(12,973)	—	(12,973)
Net income	—	—	—	16,008	—	—	—	16,008	—	16,008
Balance, December 31, 2014	78,374	$784	$210,057	$89,932	$(796)	(780)	$(8,443)	$291,534	$—	$291,534
Convertible notes to common stock exchange	15,000	150	108,955	—	—	—	—	109,105	—	109,105
Acquisition of treasury stock	—	—	—	—	—	(217)	(1,960)	(1,960)	—	(1,960)
Exercise of stock options	277	3	(5)	—	—	637	6,567	6,565	—	6,565
Tax deficit from exercise of stock options	—	—	(1)	—	—	—	—	(1)	—	(1)
Compensatory awards released from restriction	110	1	(3,763)	—	—	353	3,762	—	—	—
Share-based compensation	—	—	7,542	—	—	—	—	7,542	—	7,542
Stock dividends	8	—	8	(62)	—	5	54	—	—	—
Cash dividends	—	—	—	(3,391)	—	—	—	(3,391)	—	(3,391)
Equity adjustment from foreign currency translation	—	—	—	—	(11,542)	—	—	(11,542)	—	(11,542)
Equity adjustment from derivative instruments	—	—	—	—	525	—	—	525	—	525
Net income	—	—	—	14,568	—	—	—	14,568	—	14,568
Balance, December 31, 2015	93,769	$938	$322,793	$101,047	$(11,813)	(2)	$(20)	$412,945	$—	$412,945
Acquisition of treasury stock	—	—	—	—	—	(572)	(5,144)	(5,144)		(5,144)
Exercise of stock options	—	—	(697)	—	—	374	3,334	2,637	—	2,637
Tax benefit from exercise of stock options	—	—	20	—	—	—		20	—	20
Compensatory awards released from restriction	440	4	(920)	—	—	101	916	—	—	—
Share-based compensation	—	—	8,965	—	—	—	—	8,965	—	8,965
Stock dividends	5	—	45	(54)	—	1	9	—	—	—
Cash dividends	—	—	—	(3,764)	—	—	—	(3,764)	—	(3,764)
Equity adjustment from foreign currency translation	—	—	—	—	(7,727)		—	(7,727)	(1,104)	(8,831)
Equity adjustment from derivative instruments	—	—	—	—	1,074	—	—	1,074	—	1,074
Non-controlling interests (see Note 7)	—	—	—	—	—	—	—	—	9,744	9,744
Net income	—	—	—	189,900	—	—	—	189,900	1,054	190,954
Balance, December 31, 2016	94,214	$942	$330,206	$287,129	$(18,466)	(98)	$(905)	$598,906	$9,694	$608,600
The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company
Callaway Golf Company (“Callaway Golf” or the “Company”), a Delaware corporation, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters), golf balls, golf bags and other golf-related accessories. The Company generally sells its products to golf retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers, Internet retailers and mass merchants, directly and through its wholly-owned subsidiaries, and to third-party distributors in the United States and in over 100 countries around the world. The Company also sells pre-owned Callaway Golf products through its website www.callawaygolfpreowned.com and sells new Callaway Golf products through its websites www.callawaygolf.com and www.odysseygolf.com. In addition, the Company licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on golf related accessories including golf apparel and footwear, golf gloves, prescription eyewear and practice aids. In January 2017 the Company completed the acquisition of OGIO International, Inc., a leading manufacturer of high quality bags, accessories and apparel in the golf and lifestyle categories. This acquisition is expected to enhance the Company's presence in golf while also providing a platform for future growth in the lifestyle category.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include provisions for warranty, uncollectible accounts receivable, inventory obsolescence, sales returns, tax contingencies, estimates on the valuation of share-based awards and recoverability of long-lived assets and investments. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or as new information becomes available.
Recent Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This amendment is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company anticipates that the adoption of this ASU will impact the Company's effective tax rate as a result of the recognition of excess tax benefits or deficiencies in the income tax provision rather than in additional paid in capital in the period in which share-based payment transactions vest, are settled or expire. In addition, the classification of excess tax benefits or deficiencies on the statement of cash flows will be included in operating activities and will no longer be classified separately as a financing activity. The adoption of this ASU could also impact the number of shares that the Company would need to repurchase for employee payroll tax withholding purposes. The Company does not expect to change its accounting policy on the recognition of estimated forfeitures.
In March 2016, the FASB issued ASU No. 2016-04, "Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products." The amendment clarifies when it is acceptable to recognize the unredeemed portion of prepaid gift cards into income, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this amendment will have a material impact on the Company's consolidated financial statements. As of December 31, 2016, the Company had $1,273,000 of deferred revenue related to unredeemed gift cards.
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
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendment requires (i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). This amendment eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As of December 31, 2016, the Company had an investment in Topgolf International, Inc. of $48,997,000 that was accounted for at cost in accordance with ASC Topic 325, “Investments—Other.” The Company believes the fair value of its investment in Topgolf to be significantly higher than its cost basis (see Note 6). If there are any observable price changes related to this investment or a similar investment of the same issuer in fiscal years beginning after December 15, 2017, the Company would be required to write this investment up or down to its estimated fair value, which could have a significant effect on the Company's financial position and results of operations.
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments apply to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in-scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this amendment is not expected to have a material impact on the Company's consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, and provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. Until the issuance of this ASU, U.S. GAAP lacked guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The adoption of this amendment did not have a material impact on the Company's consolidated financial statements and disclosures.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, "Property, Plant, and Equipment," and intangible assets within the scope of Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not intend to early adopt the new guidance, and is currently evaluating the adoption method and the impact the adoption will have on its consolidated financial statements and disclosures.
Revenue Recognition
Sales are recognized, in general, as products are shipped to customers, and at point of sale for transactions in retail locations, net of an allowance for sales returns and sales programs in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” In certain cases, the Company recognizes sales when products are received by customers. The criteria for recognition of revenue are met when persuasive evidence that an arrangement exists and both title and risk of loss have passed to the customer, the price is fixed or determinable and collectability is reasonably assured. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also records estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs.
The following table provides a reconciliation of the activity related to the Company’s allowance for sales returns:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Beginning balance	$8,148	$8,944	$7,334
Provision	38,444	35,746	36,980
Sales returns	(37,251)	(36,542)	(35,370)
Ending balance	$9,341	$8,148	$8,944
Revenues from gift cards are deferred and recognized when the cards are redeemed. In addition, the Company recognizes revenue from unredeemed gift cards when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. The Company’s gift cards have no expiration date. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The deferred revenue associated with outstanding gift cards increased to $1,273,000 at December 31, 2016 from $1,119,000 at December 31, 2015. The amounts are recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets.
Royalty income is recorded in net sales as underlying product sales occur, subject to certain minimums, in accordance with the related licensing arrangements. The Company recognized royalty income under its various licensing agreements of $7,622,000, $8,062,000 and $8,881,000 during 2016, 2015 and 2014, respectively.
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

The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Beginning balance	$5,706	$5,607	$6,406
Provision	5,493	5,220	4,724
Claims paid/costs incurred	(5,804)	(5,121)	(5,523)
Ending balance	$5,395	$5,706	$5,607
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
Advertising Costs
The Company's primary advertising costs are from television and print media advertisements. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2016, 2015 and 2014 were $59,003,000, $57,392,000 and $55,502,000, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs for 2016, 2015 and 2014 were $33,318,000, $33,213,000 and $31,285,000, respectively.

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
The Company recorded a net gain in foreign currency transactions of $226,000 in 2016, and a net loss of $1,611,000 and $6,198,000 in 2015 and 2014, respectively.
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
Trade Accounts Receivable
The Company records its trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations. In general, the Company has trade insurance to mitigate the risk of uncollectible accounts on its outstanding accounts receivable. The Company considers this insurance coverage when estimating its provision for uncollectible accounts. Insurance claim recoveries from this trade insurance are applied to the Company’s outstanding accounts receivable or are recorded as a reduction to bad debt expense in the period in which the claim is received. In October 2016, the Company’s trade insurance policy expired and as of December 31, 2016, the Company did not have trade insurance on its outstanding accounts receivable.
The decrease in the allowance for estimated losses in 2015 compared to 2014 was primarily the result of a significant bad debt recovery recognized in 2015. The following table provides a reconciliation of the activity related to the Company’s allowance for doubtful accounts:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Beginning balance	$5,645	$6,460	$11,655
Provision	2,398	992	2,143
Write-off of uncollectible amounts, net of recoveries	(2,315)	(1,807)	(7,338)
Ending balance	$5,728	$5,645	$6,460

Inventories
Inventories are valued at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an estimate for obsolete or unmarketable inventory. This estimate is based upon current inventory levels, sales trends and historical experience as well as management’s estimates of market conditions and forecasts of future product demand, all of which are subject to change.
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
Long-Lived Assets
In accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets”, the Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. An impairment charge would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.
Goodwill and Intangible Assets
Goodwill and intangible assets, which consist of trade names, trademarks, service marks, trade dress, patents and other intangible assets, were acquired in connection with the acquisition of Odyssey Sports, Inc. in 1997, FrogTrader, Inc. in 2004, and certain foreign distributors.
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually or more frequently when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of goodwill and other indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. To determine fair value, the Company uses its internal discounted cash flow estimates, quoted market prices, royalty rates when available and independent appraisals when appropriate. The Company completed its annual impairment test and fair value analysis of goodwill and other indefinite-lived intangible assets as of December 31, 2016, and the estimated fair values of the Company’s reporting units in the United States, United Kingdom, Canada and Korea, as well as the estimated fair values of certain trade names and trademarks, significantly exceeded their carrying values. As a result, no impairment was recorded as of December 31, 2016.
Intangible assets that are determined to have definite lives are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with ASC Topic 360-10-35 discussed above. See Note 5 for further discussion of the Company’s goodwill and intangible assets.

Investments
The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such classification at each balance sheet date. Investments that do not have readily determinable fair values are stated at cost. The Company monitors investments for impairment in accordance with ASC Topic 325-35-2, “Impairment” and ASC Topic 320-35-17 through 35-35, “Scope of Impairment Guidance.” See Note 6 for further discussion of the Company’s investments.
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
Performance share units are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified goals that are measured over a designated performance period from the date of grant. These performance goals are established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 0% to 200% of the participant's target award. Performance share units are initially valued at the Company's closing stock price on the date of grant. Compensation expense, net of estimated forfeitures, is recognized over the vesting period and will vary based on the anticipated performance level during the performance period. If the performance goals are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the performance goals are not achieved as of the end of the performance period. The performance units vest in full at the end of a three-year period.
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
Income Taxes
Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to ASC Topic 740 and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. The Company maintains a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax asset will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions. In 2011, as a result of this evaluation, the Company recorded a valuation allowance against its U.S. deferred tax assets. During the fourth quarter of 2016, the Company reversed a significant portion of the valuation allowance on those deferred tax assets. For further information, see Note 9 “Income Taxes.”
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
Other Income (Expense), Net
Other income (expense), net primarily includes gains and losses on foreign currency forward contracts and foreign currency transactions. The components of other income (expense), net are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Foreign currency forward contract gain (loss), net	$(2,917)	$2,877	$6,356
Foreign currency transaction gain (loss), net	226	(1,611)	(6,198)
Other	1,001	199	(206)
	$(1,690)	$1,465	$(48)
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes the impact of foreign currency translation adjustments and activity related to derivative instruments designated for hedge accounting. With the exception of the Company's entities in Thailand and Malaysia, the Company has met the permanent reinvestment criteria and as such it does not accrue income taxes on foreign currency translation adjustments (see Note 9 for further discussion). The total equity adjustment from foreign currency translation included in accumulated other comprehensive income were losses of $7,727,000, $11,542,000 and $12,973,000 as of December 31, 2016, 2015 and 2014, respectively. The total equity adjustment from activity related to derivative instruments was a net gain of $1,074,000 and $525,000 as of December 31, 2016 and 2015, respectively. The Company did not have derivative instruments that qualified for hedge accounting as of December 31, 2014. For further information see Note 15.

The following table details the amounts reclassified from accumulated other comprehensive loss to cost of goods sold, as well as changes in foreign currency translation for the years ended December 31, 2016, 2015 and 2014 (in thousands).

Accumulated other comprehensive income, December 31, 2013	$12,177
Foreign currency translation adjustments	(12,973)
Accumulated other comprehensive loss, December 31, 2014	(796)
Change in fair value of derivative instruments	2,892
Amounts reclassified from accumulated other comprehensive loss to other income (expense) due to hedge instrument ineffectiveness	(576)
Amounts reclassified from accumulated other comprehensive income to cost of goods sold	(1,791)
Foreign currency translation adjustments	(11,542)
Accumulated other comprehensive loss, December 31, 2015	(11,813)
Change in fair value of derivative instruments	(538)
Amounts reclassified from accumulated other comprehensive income to cost of goods sold	1,500
Amounts reclassified from accumulated other comprehensive income to net sales	1,014
Foreign currency translation adjustments	(8,831)
Accumulated other comprehensive loss, December 31, 2016, before tax	(18,668)
Income tax expense related to items of other comprehensive income	(902)
Less: Comprehensive income attributable to non-controlling interest	1,104
Accumulated other comprehensive loss, December 31, 2016, after tax and non-controlling interest	$(18,466)
Segment Information
The Company’s operating segments are organized on the basis of products and consist of golf clubs and golf balls. The golf clubs segment consists primarily of Callaway Golf woods, hybrids, irons, wedges and putters as well as Odyssey putters, pre-owned clubs, golf-related accessories and royalties from licensing of the Company’s trademarks and service marks. The golf balls segment consists of Callaway Golf and Strata balls that are designed, manufactured and sold by the Company. The Company also discloses information about geographic areas. This information is presented in Note 16 “Segment Information.”
Concentration of Risk
The Company operates in the golf equipment industry and has a concentrated customer base, which is primarily comprised of golf equipment retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants and foreign distributors. On a consolidated basis, no customer accounted for more than 8%, 9% and 8% of the Company’s consolidated revenues in 2016, 2015 and 2014, respectively. The Company's top five customers accounted for approximately 22% of the Company's consolidated revenues in 2016, 26% in 2015 and 25% in 2014. With respect to the Company's segments, the Company's top five golf club customers accounted for approximately 23% of total consolidated golf club sales in 2016, and approximately 25% of total consolidated golf club sales in each of 2015 and 2014. The top five golf ball customers accounted for approximately 28% of total consolidated golf ball sales in 2016 and 30% in each of 2015 and 2014. A loss of one or more of these customers could have a significant effect on the Company's net sales.
With respect to the Company's trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. At December 31, 2016, no single customer represented over 9% of the Company’s outstanding accounts receivable balance. At December 31, 2015, the Company had one customer with an outstanding balance greater than 10% of the Company's outstanding consolidated accounts receivable. Managing customer-related credit risk is more difficult in regions outside of the United States. Of the Company’s total net sales, approximately 49%, 47% and 52% were derived from sales outside of the United States in 2016, 2015 and 2014, respectively. Prolonged unfavorable economic conditions could significantly increase the Company’s credit risk with respect to its outstanding accounts receivable.
The Company is dependent on a limited number of suppliers for its clubheads and shafts, some of which are single sourced. Furthermore, some of the Company’s products require specially developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. In addition, many of the Company’s suppliers are not well capitalized and prolonged unfavorable economic conditions could increase the risk that they will go out of business. If current suppliers are unable to deliver clubheads, shafts or other components, or if the Company is required to transition to other suppliers, the Company could experience significant production delays or disruption to its business. The Company also depends on a single or a limited number of suppliers for the materials it uses to make its golf balls. Many of these materials are customized for the Company. Any delay or interruption in such supplies could have a material adverse impact on the Company’s golf ball business. If the Company were to experience any such delays or interruptions, the Company may not be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to its business.
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
Note 3. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its primary and Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of December 31, 2016, the Company had $11,966,000 outstanding under these facilities, $823,000 in outstanding letters of credit, and $125,975,000 in cash and cash equivalents. The combined maximum amount that could have been outstanding under both facilities on December 31, 2016, after letters of credit, was $99,241,000, resulting in total available liquidity, including cash on hand of $225,216,000. The maximum amount that could have been outstanding under the Company's primary asset-based revolving credit facility on December 31, 2015 was $105,492,000, and total available liquidity, including cash on hand of $155,293,000.
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
As of December 31, 2016, the Company had no borrowings outstanding under the ABL Facility and $823,000 in outstanding letters of credit. The maximum amount of additional indebtedness (as defined by the ABL Facility) that could have been outstanding on December 31, 2016, after outstanding borrowings and letters of credit, was approximately $87,275,000. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the first half of the year when the Company’s inventory and accounts receivable balances are higher and is lower during the second half of the year when the Company's inventory levels decrease and its accounts receivable decrease as a result of cash collections and lower sales. Average outstanding borrowings during the year ended December 31, 2016 were $18,795,000, and average amounts available under the ABL Facility during the year ended December 31, 2016, after outstanding borrowings and letters of credit, was approximately $99,669,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at June 23, 2019.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including meeting certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. As of December 31, 2016, the maximum amount that the Company could have paid out in dividends was $52,775,000. As of December 31, 2016, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing

30 days after, any period in which the Company’s borrowing base availability, as amended, falls below $23,000,000. The Company’s borrowing base availability was above $23,000,000 during the year ended December 31, 2016, and the Company was in compliance with the fixed charge coverage ratio as of December 31, 2016. Had the Company not been in compliance with the fixed charge coverage ratio as of December 31, 2016, the Company's maximum amount of additional indebtedness that could have been outstanding on December 31, 2016 would have been reduced by $23,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. The applicable margin for any month will be reduced by 0.25% if the Company’s availability ratio is greater than or equal to 67% and the Company’s “leverage ratio” (as defined below) is less than 4.0 to 1.0 as of the last day of the month for which financial statements have been delivered, so long as no default or event of default exists. The Company’s “leverage ratio” is the ratio of the amount of debt for borrowed money to the 12-month trailing EBITDA (as defined in the ABL Facility), each determined on a consolidated basis. At December 31, 2016, the Company’s trailing 12-month average interest rate applicable to its outstanding loans under the ABL Facility was 2.56%.
In addition, the ABL Facility provides for monthly fees ranging from 0.25% to 0.375% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $4,991,000, which will be amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees as of December 31, 2016 and 2015 were $1,297,000 and $1,781,000, respectively, of which $519,000 and $509,000, respectively, were included in other current assets and $778,000 and $1,272,000, respectively, were included in other long-term assets in the accompanying consolidated balance sheets.
Japan ABL Facility
The Company has a separate asset-based loan and guarantee agreement between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFG, Ltd and The Development Bank of Japan (as amended, the "Japan ABL Facility"), which provides a credit facility of up to 2 billion Yen (or $17,094,000, using the exchange rate in effect as of December 31, 2016) over a two-year term, subject to borrowing base availability under the facility. The amounts outstanding are secured by certain assets, including eligible inventory. The Company had $11,966,000 outstanding under this facility at December 31, 2016, and the maximum amount that could have been outstanding at December 31, 2016 was 1,400,000,000 Yen (or $11,966,000).
The Japan ABL Facility is subject to an effective interest rate equal to TIBOR plus 0.25% and includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of December 31, 2016, the Company was in compliance with these covenants. At December 31, 2016, the trailing 12-month average interest rate applicable to the Company's outstanding loans under the Japan ABL Facility was subject to an effective interest rate of 0.34%. The agreement expires on January 22, 2018.
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
During the second half of 2015, the convertible notes were retired pursuant to certain exchange transactions and shareholder conversions, which resulted, among other things, in the issuance of approximately 15,000,000 shares of common stock to the note holders. In connection with the retirement of the convertible notes, the Company recorded $108,955,000 in shareholders' equity as of December 31, 2015, net of the outstanding discount of $3,395,000. There were no convertible notes outstanding as of December 31, 2016 and 2015.
In connection with the retirement of the convertible notes in 2015, the Company accelerated the amortization of transaction fees during the second half of 2015. There were no transaction fees remaining to be amortized at December 31, 2016. Total interest and amortization expense recognized during the years ended December 31, 2015 and 2014 was $3,158,000 and $4,957,000, respectively.

Note 4. Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted earnings per common share reflects the potential dilution that could occur if convertible securities, or other contracts to issue common stock, were exercised or converted into common stock. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method and the if-converted method in accordance with ASC Topic 260, “Earnings per Share.” Dilutive securities include convertible notes, options granted pursuant to the Company’s stock option plans and outstanding restricted stock units and performance share units granted to employees and non-employee directors (see Note 12).
Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported or in periods when anti-dilution occurs.
The following table summarizes the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Earnings per common share—basic
Net income attributable to Callaway Golf Company	$189,900	$14,568	$16,008
Weighted-average common shares outstanding—basic	94,045	83,116	77,559
Basic earnings per common share	$2.02	$0.18	$0.21

Earnings per common share—diluted
Net income attributable to Callaway Golf Company	$189,900	$14,568	$16,008
Weighted-average common shares outstanding—basic	94,045	83,116	77,559
Options and restricted stock	1,800	1,495	826
Weighted-average common shares outstanding—diluted	95,845	84,611	78,385
Dilutive earnings per common share	$1.98	$0.17	$0.20

(1)
During the fourth quarter of 2016, the Company reversed a significant portion of the valuation allowance on its U.S. deferred tax assets. This resulted in a favorable impact to net income of $156,600,000 ($1.63 per share), partially offset by $15,974,000 ($0.16 per share) as the result of the recognition of income taxes that were retroactive for all of 2016 on the Company's U.S. business (see Note 9). In addition, net income for 2016 includes a $17,662,000 ($0.18 per share) pre-tax gain from the sale of approximately 10.0% of the Company's investment in Topgolf (see Note 6).

Earnings per share—diluted, reflects the potential dilution that could occur if convertible securities, or other contracts to issue common stock, were exercised or converted into common stock. Options with an exercise price in excess of the average market value of the Company's common stock during the period have been excluded from the calculation as their effect would be antidilutive.
Antidilutive securities excluded from the earnings per share computation are summarized as follows:

•	For the year ended December 31, 2016, securities outstanding totaling approximately 313,000, comprised of anti-dilutive options.

•
For the year ended December 31, 2015, securities outstanding totaling approximately 10,812,000, including common shares underlying convertible senior notes of 10,248,000, in addition to anti-dilutive options.

•
For the year ended December 31, 2014, securities outstanding totaling approximately 16,000,000, including common shares underlying convertible senior notes of 15,000,000, in addition to anti-dilutive options.

Note 5. Goodwill and Intangible Assets
Goodwill at December 31, 2016 decreased to $25,593,000 from $26,500,000 at December 31, 2015 due to $907,000 in foreign currency fluctuations. Gross goodwill before impairments at December 31, 2016 and 2015 was $27,342,000 and $28,249,000, respectively. The Company's goodwill is reported within the Golf Clubs operating segment (see Note 16).
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class:

	Useful Life (Years)	December 31, 2016			December 31, 2015
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
			(In thousands)			(In thousands)
Indefinite-lived:
Trade name, trademark and trade dress and other	NA	$88,590	$—	$88,590	$88,590	$—	$88,590
Amortizing:
Patents	2-16	31,581	31,440	141	31,581	31,389	192
Developed technology and other	1-9	7,981	7,981	—	7,961	7,961	—
Total intangible assets		$128,152	$39,421	$88,731	$128,132	$39,350	$88,782
Aggregate amortization expense on intangible assets was approximately $71,000, $51,000 and $68,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense related to intangible assets at December 31, 2016 in each of the next three fiscal years is expected to be incurred as follows (in thousands):

2017	$51
2018	51
2019	39
$141
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
The Company invested $1,448,000, $940,000 and $14,771,000 in preferred shares of Topgolf in 2016, 2015 and 2014, respectively. In addition, in December 2015, the Company and Topgolf entered into a shareholder loan agreement, which resulted in a note receivable from Topgolf for $3,200,000. The loan was subject to an annual interest rate of 10%, and was due and payable on March 30, 2016. The loan was paid in full in February 2016.
In February 2016, Topgolf announced that Providence Equity Partners L.L.C. (“Providence Equity”) made a significant minority preferred stock investment in Topgolf (the “Providence Equity Investment”). As required by the terms of the Providence Equity Investment, Topgolf used a portion of the proceeds it received to repurchase shares from its existing shareholders, other than Providence Equity (the “Topgolf Repurchase Program”). In April 2016, the Company sold approximately 10.0% or $5,767,000 (on a cost basis) of its preferred shares in Topgolf under the Topgolf Repurchase Program for $23,429,000, and recognized a gain of approximately $17,662,000 in other income (expense) during the second quarter.
As of December 31, 2016 and 2015, the Company's total investment in Topgolf was $48,997,000 and $53,315,000, respectively. The Company's ownership percentage at December 31, 2016 was approximately 15.0%.

Following the completion of the Providence Equity Investment and the Topgolf Repurchase Program, the Company estimated that the fair value of its Topgolf shares was within the range of $207,000,000 to $217,000,000. This fair value estimate was based solely upon the valuations and pricing in the Providence Equity Investment and related Topgolf Repurchase Program. No discount was attributed to this fair value estimate for any preferred terms, including any shareholder, governance or other rights provided to Providence Equity that may differ from those held by the Company, and no premium was attributed to this fair value estimate for any incremental value that might otherwise apply in the case of a change in control transaction (e.g. an initial public offering or sale of Topgolf). The Company’s Topgolf shares are illiquid and there is no assurance that the Company could sell its shares for the estimated fair value, or at all. Further, this estimate represents the fair value as of a point in time immediately after the Providence Equity Investment and the Topgolf Repurchase Program. Since that time, Topgolf has continued with its new site development plans, including the opening of its flagship site in Las Vegas, Nevada and others. The value of the Company’s shares is significantly affected by the number of sites opened by Topgolf and, as a result, the range in fair value of the Company's Topgolf shares discussed above may not be indicative of the current fair value of the Company's investment in Topgolf. The current or future value of the Company’s Topgolf shares may differ materially from the previously estimated fair value. In addition to the number of new Topgolf sites opened, the current or future fair value will be affected by many factors, including the availability of interested and willing buyers, the performance of the Topgolf business, Topgolf’s capital structure, potential future dilution, and private and public equity market valuations and market conditions. In the absence of the Providence Equity Investment, it would not have been practicable for the Company to estimate the fair value of its Topgolf shares. In the absence of another transaction indicative of fair value, the Company does not anticipate that it will be practicable on a cost-benefit basis to estimate the fair value of its Topgolf shares in the future. As the fair value range was derived from the private placement transaction described above, it is categorized within Level 3 of the fair value hierarchy (see Note 14). In fiscal years beginning after December 15, 2017, in accordance with Subtopic 825-10 issued in January 2016, the Company would be required to write this investment up or down to its estimated fair value, which could have a significant effect on the Company's financial position and results of operations. For further discussion, see "Recent Accounting Standards in Note 2."
The Company’s total ownership interest in Topgolf, including the Company's voting rights in the preferred shares of Topgolf, remains at less than 20.0% of the outstanding equity securities of Topgolf. As of December 31, 2016, the Company did not have the ability to significantly influence the operating and financing activities and policies of Topgolf, and accordingly, the Company’s investment in Topgolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other.”
Note 7. Joint Venture
Effective July 1, 2016, the Company completed the previously announced joint venture with its long-time apparel licensee, TSI Groove & Sports Co, Ltd., ("TSI"), a premier apparel manufacturer in Japan. The new venture is named Callaway Apparel K.K. and includes the design, manufacture and distribution of Callaway-branded apparel, footwear and headwear in Japan. The Company contributed $10,556,000, primarily in cash, for a 52% ownership of the joint venture, and TSI contributed $9,744,000, primarily in inventory, for the remaining 48%. The Company has a majority voting percentage on matters pertaining to the business operations and significant management decisions of the joint venture, and as such, the Company is required to consolidate the financial results of the joint venture with the financial results of the Company. The joint venture was consolidated one month in arrears.
As a result of the consolidation, during the year ended December 31, 2016, the Company recorded net income attributable to the non-controlling interest of $1,054,000 in its consolidated statement of operations. At December 31, 2016, the Company recognized a non-controlling interest of $9,694,000 in its consolidated balance sheet and consolidated statement of shareholders' equity.

Note 8. Selected Financial Statement Information

	December 31,
	2016	2015
	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$142,932	$129,400
Allowance for sales returns	(9,341)	(8,148)
Allowance for doubtful accounts	(5,728)	(5,645)
	$127,863	$115,607
Inventories:
Raw materials	$46,451	$53,876
Work-in-process	739	703
Finished goods	142,210	154,304
	$189,400	$208,883
Property, plant and equipment, net:
Land	$7,251	$7,260
Buildings and improvements	67,945	63,754
Machinery and equipment	110,799	107,495
Furniture, computers and equipment	102,421	96,674
Production molds	19,843	19,478
Construction-in-process	4,724	5,507
	312,983	300,168
Accumulated depreciation	(258,508)	(244,360)
	$54,475	$55,808
Accounts payable and accrued expenses:
Accounts payable	$54,574	$54,789
Accrued expenses	57,478	46,933
Accrued goods in-transit	20,469	20,898
	$132,521	$122,620
Accrued employee compensation and benefits:
Accrued payroll and taxes	$23,133	$24,118
Accrued vacation and sick pay	8,722	8,408
Accrued commissions	713	992
	$32,568	$33,518

Note 9. Income Taxes
The Company’s income (loss) before income tax provision was subject to taxes in the following jurisdictions for the following periods (in thousands):

	Years Ended December 31,
	2016(1)	2015	2014
United States	$38,268	$6,864	$6,981
Foreign	20,125	13,199	14,658
	$58,393	$20,063	$21,639
The expense (benefit) for income taxes is comprised of (in thousands):

	Years Ended December 31,
	2016(2)	2015	2014
Current tax provision:
Federal	$541	$271	$496
State	543	431	612
Foreign	7,289	4,393	4,930
	8,373	5,095	6,038
Deferred tax expense (benefit):
Federal	(129,405)	(41)	(1,549)
State	(10,693)	113	70
Foreign	(836)	328	1,072
	(140,934)	400	(407)
Income tax provision	$(132,561)	$5,495	$5,631

(1)
Income before income taxes in 2016 includes a gain of $17,662,000 that was recognized in connection with the sale of preferred shares of the Company's investment in Topgolf. See Note 6 for further discussion.

(2)	The income tax benefit for 2016 includes the reversal of a significant portion of the valuation allowance on the Company's deferred tax assets in the U.S. See further discussion below.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Reserves and allowances not currently deductible for tax purposes	$15,506	$14,292
Basis difference related to fixed assets	9,697	10,170
Compensation and benefits	9,273	8,964
Basis difference for inventory valuation	2,100	1,764
Compensatory stock options and rights	5,715	3,659
Deferred revenue and other	226	169
Operating loss carryforwards	75,110	96,067
Tax credit carryforwards	32,730	19,787
Basis difference related to intangible assets with a definite life	13,993	16,617
Other	389	(162)
Total deferred tax assets	164,739	171,327
Valuation allowance for deferred tax assets	(16,515)	(164,616)
Deferred tax assets, net of valuation allowance	$148,224	$6,711
Deferred tax liabilities:
Prepaid expenses	(1,082)	(868)
Basis difference related to intangible assets with an indefinite life	(34,031)	(33,974)
Total deferred tax liabilities	(35,113)	(34,842)
Net deferred tax liabilities	$113,111	$(28,131)
Net deferred tax assets (liabilities) are shown on the accompanying consolidated balance sheets as follows:
Non-current deferred tax assets	$114,707	$6,962
Non-current deferred tax liabilities	(1,596)	(35,093)
Net deferred tax assets (liabilities)	$113,111	$(28,131)
The net change in net deferred taxes in 2016 of $141,242,000 is comprised of a net deferred tax benefit of $148,100,000 related to the change in valuation allowance, a net deferred tax expense of $6,511,000 related to current year deferred tax changes, and an expense of $348,000 related to foreign currency translation adjustments. The $148,100,000 change in the valuation allowance is comprised of a $156,600,000 one-time benefit related to the valuation allowance reversal, offset by $8,500,000 of current year generated valuation allowance and certain adjustments.
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
In 2011, the Company established a valuation allowance against its U.S. deferred tax assets. During the fourth quarter of 2016, the Company evaluated all available positive and negative evidence, including the Company's improved profitability in 2015 and 2016 (which resulted in the Company having three years of cumulative income on its U.S. business as of December 31, 2016), combined with future projections of profitability. As a result, the Company determined that the majority of its U.S. deferred tax assets were more likely than not to be realized and reversed a significant portion of the valuation allowance against those deferred tax assets accordingly. The remaining valuation allowance on the Company's U.S. deferred tax assets as of December 31, 2016 relate primarily to state net operating loss carryforwards and credits the Company estimates it may not be able to utilize in future periods. With respect to non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and no significant allowances have been established.
At December 31, 2016, the Company had federal and state income tax credit carryforwards of $23,812,000 and $13,897,000, respectively, which will expire at various dates beginning in 2021. Such credit carryforwards expire as follows (in thousands):

U.S. foreign tax credit	$15,793	2021 - 2026
U.S. research tax credit	$7,819	2031 - 2036
U.S. business tax credits	$21	2031 - 2036
U.S. AMT credits	$179	Do not expire
State investment tax credits	$820	Do not expire
State research tax credits	$13,077	Do not expire
The Company has recorded a deferred tax asset reflecting the benefit of operating loss carryforwards. The net operating losses expire as follows (in thousands):

U.S. loss carryforwards	$187,696	2032 - 2035
State loss carryforwards	$146,674	2017 - 2036
The Company’s ability to utilize the losses and credits to offset future taxable income may be deferred or limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The Company determined that no ownership change has occurred for purposes of Section 382 for the period ended December 31, 2016.
A reconciliation of the effective tax rate on income or loss and the statutory tax rate is as follows:

	Years Ended December 31,
	2016	2015	2014
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	3.1%	3.5%	1.9%
Federal and State tax credits, net of U.S. tax benefit	(5.0)%	(11.5)%	(9.8)%
Foreign income taxed at other than U.S. statutory rate	1.8%	(2.4)%	(13.4)%
Effect of foreign rate changes	0.5%	0.9%	1.3%
Foreign tax credit	(11.3)%	(12.0)%	(13.5)%
Basis differences of intangibles with an indefinite life	0.1%	0.1%	0.1%
Change in deferred tax valuation allowance	(262.4)%	0.3%	35.3%
Accrual for interest and income taxes related to uncertain tax positions	2.9%	(0.3)%	(7.3)%
Income (loss) from flowthrough entities	(0.2)%	(2.0)%	(1.9)%
Meals and entertainment	1.5%	3.4%	3.3%
Group loss relief	(1.6)%	(3.7)%	(2.6)%
Stock option compensation	0.2%	(1.9)%	2.3%
Foreign dividends and earnings inclusion	9.9%	7.1%	(0.9)%
Foreign tax withholding	0.6%	1.4%	2.4%
Executive compensation limitation	0.7%	4.3%	—%
Other	(2.8)%	5.2%	(6.2)%
Effective tax rate	(227.0)%	27.4%	26.0%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2016	2015	2014
Balance at January 1	$7,090	$6,559	$11,851
Additions based on tax positions related to the current year	969	1,120	638
Additions for tax positions of prior years	542	132	121
Reductions for tax positions of prior years	(80)	(255)	(3,691)
Settlement of tax audits	—	—	(258)
Reductions due to lapsed statute of limitations	(265)	(466)	(2,102)
Balance at December 31	$8,256	$7,090	$6,559
As of December 31, 2016, the gross liability for income taxes associated with uncertain tax benefits was $8,256,000. This liability could be reduced by $1,335,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, which was recorded as a long-term income tax receivable, as well as $5,620,000 of deferred taxes. The net amount of $1,301,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.
The Company does not expect changes to the unrecognized tax benefits in the next 12 months to have a material impact on its results of operations or its financial position.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company recognized a tax expense of approximately $258,000 for the year ended December 31, 2016, and tax benefits of approximately $2,000 and $101,000 for the years ended December 31, 2015 and 2014, respectively, related to interest and penalties in the provision for income taxes. As of December 31, 2016 and 2015, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated balance sheets was $1,317,000 and $1,060,000, respectively.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Major Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2010 and prior
California (U.S.)	2008 and prior
Canada	2009 and prior
Japan	2009 and prior
South Korea	2011 and prior
United Kingdom	2012 and prior
As of December 31, 2016, the Company did not provide for United States income taxes or foreign withholding taxes on a cumulative total of $108,600,000 of undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. Upon remittance, certain foreign countries impose withholding taxes, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any. If the foreign earnings were remitted, the Company would need to accrue an additional income tax liability. However, the Company would also be allowed a credit against the Company’s U.S. tax liability for the taxes paid in foreign jurisdictions. The Company expects the net impact on the Company’s U.S. tax liability to be insignificant.
In 2015 and 2014, the Company ceased its business operations in Thailand and Malaysia, respectively, and accordingly, the Company no longer maintains a permanent reinvestment assertion with respect to these two entities. The Company intends to repatriate the undistributed earnings from these two entities to the United States at the time that the winding-down process has been completed. The Company has accrued for the estimated incremental U.S. income taxes related to reversing its indefinite reinvestment assertion with respect to these two entities.

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
Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company. The Company believes that it has valid legal defenses to the matters currently pending against the Company. These matters are inherently unpredictable and the resolutions of these matters are subject to many uncertainties and the outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary loss, amounts covered by insurance or the financial impact that will result from such matters. In addition, the Company cannot assure that it will be able to successfully defend itself in those matters or that any amounts accrued are sufficient. The Company does not believe that the matters currently pending against the Company will have a material adverse effect on the Company's consolidated business, financial condition, cash flows or results of operations on an annual basis.
Lease Commitments
The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases, and certain office equipment under capital leases. Lease terms range from one to ten years expiring at various dates through December 2025, with options to renew operating leases at varying terms. Commitments for minimum lease payments under non-cancelable operating and capital leases as of December 31, 2016 are as follows (in thousands):

	Operating Leases	Capital Leases
2017	$6,218	$202
2018	3,851	203
2019	2,942	50
2020	2,211	2
2021	1,627	1
Thereafter	8,775	—
	$25,624	$458
Rent expense for the Company’s operating lease commitments for the years ended December 31, 2016, 2015 and 2014 was $13,516,000, $13,245,000 and $12,479,000, respectively. At December 31, 2016, the minimum rental payments under capital leases totaled $458,000. Minimum rental payments under operating leases with initial or remaining terms of one year or more totaled $25,624,000, net of sublease receipts of $1,149,000 at December 31, 2016.
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. As of December 31, 2016, the Company has entered into many of these contractual agreements with terms ranging from one to five years. The aggregate minimum obligations that the Company is required to pay under these agreements is $49,264,000 over the next five years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of December 31, 2016, are as follows (in thousands):

2017	$36,238
2018	7,791
2019	3,107
2020	1,642
2021	481
Thereafter	5
$49,264
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $823,000 as of December 31, 2016.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during and as of the year ended December 31, 2016 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 11. Capital Stock
Common Stock and Preferred Stock
As of December 31, 2016, the Company has an authorized capital of 243,000,000 shares, $0.01 par value, of which 240,000,000 shares are designated common stock, and 3,000,000 shares are designated preferred stock. Of the preferred stock, 240,000 shares are designated Series A Junior Participating Preferred Stock and the remaining shares of preferred stock are undesignated as to series, rights, preferences, privileges or restrictions.

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
Treasury Stock and Stock Repurchases
In August 2014, the Company's Board of Directors authorized a $50,000,000 share repurchase program under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The repurchases are made consistent with the terms of the Company's credit facility which defines the amount of stock that can be repurchased. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.
During 2016, the Company repurchased approximately 572,000 shares of its common stock under the 2014 repurchase program at an average cost per share of $8.99, for a total cost of $5,144,000. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2016, the total amount remaining under the repurchase authorization was $41,883,000.
Note 12. Share-Based Employee Compensation
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
Stock Plans
As of December 31, 2016, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan").
The 2004 Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance share units and other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees who provide services to the Company. All grants under the 2004 Incentive Plan are discretionary, although no participant may receive awards in any one year in excess of 2,000,000 shares. The maximum number of shares issuable over the term of the 2004 Incentive Plan is 24,000,000.
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

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2016:

	Authorized	Available	Outstanding(1)
	(In thousands)
2004 Incentive Plan	24,000	4,232	4,747
2013 Directors Plan	1,000	808	44
Total	25,000	5,040	4,791

(1)	Includes 10,000 shares of accrued incremental dividend equivalent rights on outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan.
Stock Options
All stock option grants made under the 2004 Incentive Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Outstanding stock options generally vest over a three-year period from the grant date and generally expire up to 10 years after the grant date. The Company recorded $146,000, $1,396,000 and $1,907,000 of compensation expense relating to outstanding stock options for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield. Compensation expense for employee stock options is recognized over the vesting term and is reduced by an estimate for forfeitures, which is based on the Company’s historical forfeitures of unvested options and awards. The Company did not grant stock options during the years ended December 31, 2016, 2015 and 2014. For the years ended December 31, 2016, 2015 and 2014, the weighted average estimated forfeiture rate used was 3.7%, 6.2%, and 6.5%, respectively.
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
The following table summarizes the Company’s stock option activities for the year ended December 31, 2016 (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	2,425	$8.55
Granted	—	$—
Exercised	(375)	$7.04
Forfeited	—	$—
Expired	(267)	$14.86
Outstanding at December 31, 2016	1,783	$7.92	4.64	$6,353
Vested and expected to vest in the future at December 31, 2016	1,782	$7.92	4.64	$6,350
Exercisable at December 31, 2016	1,759	$7.93	4.62	$6,258
At December 31, 2016, there was $48,000 of total unrecognized compensation expense related to options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated statement of operations.

The total intrinsic value for options exercised during the years ended December 31, 2016, 2015 and 2014 was $1,005,000, $2,151,000 and $569,000, respectively. Cash received from the exercise of stock options for the years ended December 31, 2016, 2015 and 2014 was $2,637,000, $6,565,000 and $2,291,000, respectively.
Restricted Stock Units
Restricted stock units awarded under the 2004 Incentive Plan and the 2013 Directors Plan are recorded at the Company’s closing stock price on the date of grant. Restricted stock units generally vest over a one- to three-year period. At December 31, 2016, 2015 and 2014, the weighted average grant-date fair value of restricted stock units granted was $9.36, $8.33 and $8.21, respectively. The Company recorded $4,283,000, $3,539,000 and $2,530,000 of compensation expense related to restricted stock units in 2016, 2015 and 2014, respectively.
The table below is a roll-forward of the activity for restricted stock units during the 12 months ended December 31, 2016 (in thousands, except fair value amounts):

Restricted Stock Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2016	1,268	$7.77
Granted	707	9.36
Vested	(541)	7.12
Forfeited	(15)	8.24
Nonvested at December 31, 2016[1]	1,419	$8.81

(1)	Excludes 10,000 shares of accrued incremental dividend equivalent rights on outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan.
At December 31, 2016, there was $6,831,000 of total unrecognized compensation expense related to nonvested restricted stock units granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.
Performance Share Units
Performance share units granted under the 2004 Incentive Plan are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified metrics over a one- to three-year performance period from the date of grant. These performance metrics are established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 0% to 200% of the participant's target award. Performance share units are initially valued at the Company's closing stock price on the date of grant. Compensation expense, net of estimated forfeitures, is recognized over the vesting period and will vary based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the threshold performance metrics are not achieved as of the end of the performance period. The performance units cliff-vest in full on the third anniversary of the date of grant.
The Company granted 420,000, 510,000 and 453,000 performance share units during the years ended December 31, 2016, 2015 and 2014, respectively, at a weighted average grant-date fair value of $8.61, $7.96 and $8.20 per share, respectively. The awards granted in 2016 are subject to a three-year performance period provided that (i) if certain first year performance goals are achieved, the participant could earn up to 50% of the three-year target award shares, subject to continued service through the vesting date, and (ii) if certain cumulative first and second year performance goals are achieved, the participant could earn up to an aggregate of 80% of the three-year target award shares (which includes any shares earned during the first year), subject to continued service through the vesting date. Based on the Company’s performance in 2016, participants earned a minimum of 50% of the target award shares granted in 2016, subject to continued service through the vesting date. The awards granted in 2014 and 2015 were subject to a one-year performance period, subject to continued service through the vesting date. Based on the Company's performance in 2015 and 2014, the participants earned 130.2% and 131.5% of the target award, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company recognized total compensation expense, net of estimated forfeitures, of $4,536,000, $2,607,000 and $1,302,000, respectively, for performance share units. At December 31, 2016, the unamortized compensation expense related to these awards was $5,465,000, which is expected to be recognized over a weighted-average period of 1.1 years.
The table below is a roll-forward of the activity for performance share units during the 12 months ended December 31, 2016 (in thousands, except fair value amounts):

Performance Share Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2016[1]	1,177	$8.07
Granted	420	8.61
Vested	—	—
Forfeited	(18)	7.97
Nonvested at December 31, 2016	1,579	$8.24

(1)
Nonvested performance share units as of January 1, 2016, are comprised of 900,000 shares at the target award rate adjusted for shares earned by participants at 130.2% for awards granted in 2015 and 131.5% for awards granted in 2014.

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
There were no phantom stock units granted in the years ended December 31, 2016, 2015 or 2014. The Company did not recognize expense related to phantom stock units as of December 31, 2016, and recognized $390,000 and $649,000 of compensation expense related to previously granted phantom stock units for the years ended December 31, 2015 and 2014, respectively. All of the previously granted phantom stock units were fully vested and paid out as of June 30, 2015.
Stock Appreciation Rights
Cash settled stock appreciation rights ("SARs") granted under the 2004 Incentive Plan are valued using the Black-Scholes option-pricing model on the date of grant. SARs are subsequently remeasured at each interim reporting period based on a revised Black-Scholes value until they are exercised. SARs vest over a three-year period. As of December 31, 2016, the outstanding SARs were fully vested.
As of December 31, 2016 and 2015, the Company recognized $320,000 and $3,288,000 in compensation expense, respectively, related to these awards, and reversed $1,062,000 in compensation expense related to these awards as of December 31, 2014. At December 31, 2016 and 2015, the Company accrued compensation expense of $224,000 and $1,460,000, respectively, which was included in accrued employee compensation and benefits in the accompanying consolidated balance sheets.
The table below is a roll-forward of the activity for SARs during the 12 months ended December 31, 2016 (in thousands):

Stock Appreciation Rights	Units	Weighted- Average Exercise Price Per Share
Nonvested and Outstanding at January 1, 2016	498	$6.51
Granted	—	—
Exercised	(448)	6.51
Forfeited	—	—
Outstanding at December 31, 2016	50	$6.48

Share-Based Compensation Expense
The table below summarizes the amounts recognized in the financial statements for the years ended December 31, 2016, 2015 and 2014 for share-based compensation, including expense for stock options, restricted stock units, performance share units, phantom stock units and cash settled stock appreciation rights (in thousands):

	2016	2015	2014
Cost of sales	$704	$754	$240
Operating expenses	8,581	10,466	5,087
Total cost of employee share-based compensation included in income (loss) before income tax	$9,285	$11,220	$5,327
Note 13. Employee Benefit Plan
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
The portion of the participant’s account attributable to elective deferral contributions and rollover contributions are 100% vested and nonforfeitable. Participants vest in employer contributions at a rate of 50% per year, becoming fully vested after the completion of two years of service. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $1,842,000, $1,744,000 and $1,687,000 during 2016, 2015 and 2014, respectively.
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
The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 15) that are measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
2016
Foreign currency forward contracts —asset position	$3,524	$—	$3,524	$—
Foreign currency forward contracts —liability position	(85)	—	(85)	—
	$3,439	$—	$3,439	$—
2015
Foreign currency forward contracts —asset position	$680	$—	$680	$—
Foreign currency forward contracts —liability position	(342)	—	(342)	—
	$338	$—	$338	$—
The fair value of the Company’s foreign currency forward contracts is based on observable inputs that are corroborated by market data. Observable inputs include broker quotes, daily market foreign currency rates and forward pricing curves. Remeasurement gains and losses on foreign currency forward contracts designated as cash flow hedges are recorded in other comprehensive income, and in other income (expense) for non-designated foreign currency forward contracts (see Note 15).

Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, trade accounts receivable and trade accounts payable at December 31, 2016 and 2015 are categorized within Level 1 of the fair value hierarchy due to the short-term nature of these balances. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated balance sheets as of December 31, 2016 and 2015, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Money market funds(1)	$69,081	$69,081	$—	$—
Japan ABL Facility(2)	$11,966	$11,966	$14,969	$14,969
Primary Asset-Based Revolving Credit Facility	$—	$—	$—	$—
Standby letters of credit(3)	$823	$823	$1,030	$1,030

(1)
The carrying value of the money market funds approximates fair value as the funds are highly liquid and short-term in nature. The funds seek to maintain a stable net asset value of $1.00 per share, and the market value per share of these funds are available in active markets. As such, they are categorized within Level 1 of the fair value hierarchy. The money market funds accrue dividends, which are reinvested and reflected in the carrying value as of December 31, 2016.

(2)
The carrying value of amounts outstanding under the Japan ABL and Primary Asset-Based Revolving credit facilities approximate the fair value due to the short term nature of these obligations. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 3 for information on the Company's credit facilities, including certain risks and uncertainties related thereto.

(3)
The carrying value of the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts. There were no amounts outstanding under these letters of credit as of December 31, 2016 or 2015. The fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include long-lived assets, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. In 2016, 2015, and 2014, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
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
The following table summarizes the fair value of the Company's foreign currency forward contracts as well as the location of the asset and/or liability on the consolidated balance sheets at December 31, 2016 and 2015 (in thousands):

	Asset Derivatives
	December 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$2,660	Other current assets	$520

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$864	Other current assets	$160

	Liability Derivatives
	December 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$28	Accounts payable and accrued expenses	$296

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$57	Accounts payable and accrued expenses	$46
The Company's foreign currency forward contracts are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated balance sheets at December 31, 2016 and 2015.
Cash Flow Hedging Instruments
Beginning in January 2015, the Company entered into foreign currency forward contracts designated as qualifying cash flow hedges to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 to 15 months from their inception. At December 31, 2016 and 2015, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $27,325,000 and $55,938,000, respectively. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the hypothetical derivative method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. Any ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 14).
As of December 31, 2016, the Company recorded a net loss of $538,000 in other comprehensive income (loss) related to its hedging activities. Of this amount, for the year ended December 31, 2016, net losses of $1,500,000 were relieved from other comprehensive income and recognized in cost of goods sold for the underlying intercompany sales that were recognized, and net losses of $1,014,000 were relieved from other comprehensive income and recognized in net sales for the underlying third party sales. There were no ineffective gains or losses recognized during 2016. During 2015, the Company recognized $1,149,000 in other income (expense) as a result of hedge ineffectiveness, of which $576,000 was reclassified from other comprehensive income for hedges that no longer met the accounting requirements. Forward points of $220,000 were expensed as incurred. Based on the current valuation, the Company expects to reclassify net gains of $2,472,000 from accumulated other comprehensive income (loss) into net earnings during the next 12 months. See Note 2 for a rollforward of accumulated other comprehensive income.
The following tables summarize the net effect of all cash flow hedges on the consolidated financial statements for the year ended December 31, 2016 and 2015 (in thousands):

	Net Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2016	2015
Foreign currency forward contracts	$(538)	$2,316

	Net Gain (Loss) Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2016	2015
Foreign currency forward contracts	$(2,514)	$1,791

	Net Gain Recognized in Other Income (Expense) (Ineffective Portion)
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2016	2015
Foreign currency forward contracts	$—	$1,149
Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualified hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At December 31, 2016, 2015 and 2014, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $14,821,000, $43,098,000 and $62,866,000, respectively. The decrease in foreign currency forward contracts reflects the general timing of when the Company enters into these contracts. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 14).
The following table summarizes the location of gains and losses on the consolidated statements of operations that were recognized during the years ended December 31, 2016, 2015 and 2014, respectively, in addition to the derivative contract type (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments	Location of gain(loss) recognized in income on derivative instruments	Years Ended December 31,
		2016	2015	2014
Foreign currency forward contracts	Other income (expense), net	$(6,563)	$1,322	$6,356

In addition, during the year ended December 31, 2016, the Company recognized net foreign currency gains of $226,000 related to transactions with foreign subsidiaries. During the years ended December 31, 2015 and 2014, the Company recognized net foreign currency losses of $1,611,000 and $6,198,000, respectively, related to transactions with foreign subsidiaries.
Note 16. Segment Information
The Company has two operating segments that are organized on the basis of products, namely the golf clubs segment and golf balls segment. The golf clubs segment consists of Callaway Golf woods, hybrids, irons and wedges and Odyssey putters, including Toulon Design by Odyssey. This segment also includes golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, in addition to royalties from licensing of the Company’s trademarks and service marks and sales of pre-owned golf clubs. The golf balls segment consists of Callaway Golf and Strata balls that are designed, manufactured and sold by the Company. There were no significant intersegment transactions.
The table below contains information utilized by management to evaluate its operating segments.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net sales:
Golf Clubs	$718,935	$700,649	$749,956
Golf Balls	152,257	143,145	136,989
	$871,192	$843,794	$886,945
Income (loss) before income tax:
Golf Clubs	$65,023	$52,999	$50,891
Golf Balls	25,642	17,724	15,222
Reconciling items(1)	(32,272)	(50,660)	(44,474)
	$58,393	$20,063	$21,639
Identifiable assets:(2)
Golf Clubs	$295,601	$316,079	$316,710
Golf Balls	37,006	37,394	37,445
Reconciling items(2)	468,675	277,751	270,656
	$801,282	$631,224	$624,811
Additions to long-lived assets:(3)
Golf Clubs	$9,503	$14,111	$9,425
Golf Balls	5,295	2,154	327
	$14,798	$16,265	$9,752
Goodwill:
Golf Clubs	$25,593	$26,500	$27,821
Golf Balls	—	—	—
	$25,593	$26,500	$27,821
Depreciation and amortization:
Golf Clubs	$14,914	$13,084	$18,505
Golf Balls	1,672	4,295	2,731
	$16,586	$17,379	$21,236

(1)
Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. The $18,388,000 decrease in reconciling items in 2016 compared to 2015 was primarily due to a $17,662,000 gain recognized in the second quarter of 2016 in connection with the sale of approximately 10.0% of the Company's investment in Topgolf (see Note 6), combined with decreases of $6,365,000 in interest expense and $1,551,000 in corporate stock compensation expense, partially offset by a $3,957,000 increase in foreign currency exchange losses.

(2)
Identifiable assets are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the two segments including cash and cash equivalents, net accounts receivable, and deferred tax assets. The $190,924,000 increase in reconciling items in 2016 compared to 2015 was primarily due to a benefit of $156,600,000 related to the reversal of the Company's valuation allowance on its U.S. deferred tax assets. This reversal was partially offset by the recognition of $15,974,000 in income taxes payable on the Company's U.S. business (see Note 9).

(3)	Additions to long-lived assets are comprised of purchases of property, plant and equipment by reporting segment.
The Company’s net sales by product category are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net sales:
Woods	$201,813	$222,193	$269,468
Irons	211,947	205,522	200,174
Putters	86,042	86,293	81,161
Golf Balls	152,257	143,145	136,989
Accessories and Other	219,133	186,641	199,153
	$871,192	$843,794	$886,945
The Company markets its products in the United States and internationally, with its principal international markets being Japan and Europe. The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Sales	Long-Lived Assets(1)
	(In thousands)
2016
United States	$447,613	$199,617
Europe	122,805	7,260
Japan	170,760	6,201
Rest of Asia	67,099	2,668
Other foreign countries	62,915	10,405
	$871,192	$226,151
2015
United States	$446,474	$205,952
Europe	125,116	8,414
Japan	138,031	4,445
Rest of Asia	70,315	2,868
Other foreign countries	63,858	11,096
	$843,794	$232,775
2014
United States	$421,773	$210,152
Europe	134,401	7,070
Japan	166,162	4,873
Rest of Asia	89,603	2,936
Other foreign countries	75,006	13,402
	$886,945	$238,433

(1)	Long-lived assets include all non-current assets of the Company except deferred tax assets.

Note 17. Transactions with Related Parties
The Callaway Golf Company Foundation (the “Foundation”) oversees and administers charitable giving and makes grants to selected organizations. Officers of the Company also serve as directors of the Foundation and the Company’s employees provide accounting and administrative services for the Foundation. During 2016 and 2015, the Company recognized charitable contribution expense of $750,000 and $1,000,000 for the Foundation. During 2014, the Company did not make any contributions to the Foundation.
Note 18. Summarized Quarterly Data (Unaudited)

	Fiscal Year 2016 Quarters
	1st	2nd	3rd	4th(2)	Total(2)
	(In thousands, except per share data)
Net sales	$274,053	$245,594	$187,850	$163,695	$871,192
Gross profit	$132,392	$110,633	$78,875	$63,111	$385,011
Net income (loss)	$38,390	$34,105	$(5,739)	$124,198	$190,954
Less: Net income attributable to non-controlling interests	$—	$—	$127	$927	$1,054
Net income (loss) attributable to Callaway Golf Company	$38,390	$34,105	$(5,866)	$123,271	$189,900
Earnings (loss) per common share(1)
Basic	$0.41	$0.36	$(0.06)	$1.31	$2.02
Diluted	$0.40	$0.36	$(0.06)	$1.28	$1.98

	Fiscal Year 2015 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$284,179	$230,504	$175,780	$153,331	$843,794
Gross profit	$127,266	$101,697	$77,602	$51,068	$357,633
Net income (loss)	$35,819	$12,818	$(3,617)	$(30,452)	$14,568
Net income (loss) allocable to common shareholders	$35,819	$12,818	$(3,617)	$(30,452)	$14,568
Earnings (loss) per common share(1)
Basic	$0.46	$0.16	$(0.04)	$(0.33)	$0.18
Diluted	$0.39	$0.15	$(0.04)	$(0.33)	$0.17

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

(2)
During the fourth quarter of 2016, the Company reversed a significant portion of the valuation allowance on its U.S. deferred tax assets. This resulted in a favorable impact to net income of $156,600,000 ($1.63 per share), partially offset by $15,974,000 ($0.16 per share) in income taxes that were retroactive for all of 2016 on the Company's U.S. business(see Note 9). In addition, net income for 2016 includes a $17,662,000 ($0.18 per share) pre-tax gain from the sale of approximately 10.0% of the Company's investment in Topgolf (see Note 6).

Note 19. Subsequent Event
Acquisition of OGIO International, Inc
On January 11, 2017, the Company acquired all of the outstanding shares of capital stock of OGIO International, Inc. (“OGIO”), a leading manufacturer in high quality bags, accessories and apparel in the golf and lifestyle categories, pursuant to the terms of a Share Purchase Agreement, by and among the Company, OGIO, and each of the shareholders and optionholders of OGIO. The primary reason for the acquisition was to enhance the Company's presence in golf while also providing a platform for future growth in the lifestyle category. The aggregate purchase price was $75,500,000, subject to customary working capital adjustments. The pro-forma effects of this acquisition would not have been material to the Company’s results of operations for 2015 and 2016 and are therefore not presented. Due to the recent close of this acquisition, it is impracticable to provide a preliminary purchase price allocation as it was not finalized as of the date of this filing.

EXHIBIT INDEX

Exhibit	Description
10.10	Officer Employment Agreement, effective as of June 18, 2012, by and between Callaway Golf Company and Richard H. Arnett.
10.14	Second Amendment to Amended and Restated Executive Entrustment Agreement, effective as of March 22, 2016, by and between Callaway Golf Company and Alex Boezeman.
10.18	Form of Performance Share Unit Grant.
10.19	Form of Stock Unit Grant.
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Form of Limited Power of Attorney.
31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert K. Julian pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Oliver G. Brewer III and Robert K. Julian pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document