Form 10-Q
period 2017-03-31
CALLAWAY GOLF CO
filed 2017-05-09
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2017, the number of shares outstanding of the Registrant’s common stock outstanding was 93,863,988.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "on track," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, market conditions, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the integration of the OGIO International, Inc ("OGIO") acquisition, and the related financial impact of the future business and prospects of the Company and OGIO, and the expected continued financial impact of the Company's joint venture in Japan. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:

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
Investors should not place undue reliance on these forward-looking statements, which are based on current information and speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect new information or events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. For details regarding these and other risks and uncertainties, see Part I, Item IA, "Risk Factors" contained in the Company's most recent Annual Report on Form 10-K, as well as the Company's quarterly reports on Form 10-Q and current reports on Form 8-K subsequently filed with the Securities and Exchange Commission from time to time.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex-Apex Tour-APW-Aqua Dry-Arm Lock-Backstryke-Big Bertha-Big Bertha Alpha-Big T-Black Series-Callaway-Callaway Golf- Callaway Media Productions-Callaway Supersoft-C Grind-Chev-Chev 18-Chevron Device-Chrome Soft-Comfort Tech-CXR-Cup 360-360 Face Cup-D.A.R.T.-Dawn Patrol-Divine-Eagle-Engage-Epic-ERC-Exo-Cage-FTiZ-FT Optiforce-Fast Tech Mantle-FT Performance-FT Tour-Fusion-Fusion RX-GBB-Gems-Gravity Core-Great Big Bertha-Great Big Bertha Epic-Heavenwood-Hex Aerodynamics-Hex Chrome-Hex Solaire-HX-Hyper Dry-Hyper Lite-Hyper Speed Face-IMIX-Innovate or Die design-Ion X-Jailbird-Jailbreak-Kings of Distance-Legacy-Longer From Everywhere-Mack Daddy-MarXman-MD3 Milled-Microhinge Face Insert-MetalX-Number One Putter in Golf-Odyssey-Odyssey Works-O Works-OptiFit-Opti Flex-Opti Grip-Opti Shield-Opti Therm-ORG 14-ORG 15-Ogio-ProType-∙R∙-Rossie-R Moto-RSX-S2H2-Sabertooth-SoftFast-Solaire-Speed Regime-Speed Step-SR1-SR2-SR3-Steelhead-Steehlead XR-Strata-Strata Jet-Stronomic-Sub Zero-Superhot-Tank-Tank Cruiser-Teron-Tech Series-TiHot-Toe Up-Toulon-Tour Authentic -Trade In! Trade Up!-Trionomer Cover-Tru Bore-udesign-Uptown-Versa-Warbird-Weather Series-Wedgeducation-W Grind-White Hot-White Hot Tour-White Hot Pro-White Hot Pro Havok-White Ice-World's Friendliest-X-12-X-14-X-16-X-18-X-20- X-22-X-24-X Act-X Hot-X Hot Pro-X² Hot-XR 16-XR design-X Series-XSPANN-Xtra Traction Technology-XTT-Xtra Width Technology-2-Ball-3 Deep.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$47,989	$125,975
Accounts receivable, net	245,144	127,863
Inventories	179,020	189,400
Income taxes receivable	1,544	637
Other current assets	17,809	16,550
Total current assets	491,506	460,425
Property, plant and equipment, net	59,847	54,475
Intangible assets, net	140,023	88,731
Goodwill	31,313	25,593
Deferred taxes, net	99,741	114,707
Investment in golf-related ventures (Note 8)	48,997	48,997
Other assets	8,519	8,354
Total assets	$879,946	$801,282
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$138,266	$132,521
Accrued employee compensation and benefits	24,939	32,568
Asset-based credit facilities	76,954	11,966
Accrued warranty expense	5,945	5,395
Income tax liability	2,788	4,404
Total current liabilities	248,892	186,854
Long-term liabilities:
Income tax payable	3,670	3,608
Deferred taxes, net	1,617	1,596
Long-term incentive compensation and other	627	624
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 95,042,557 and 94,214,295 shares issued at March 31, 2017 and December 31, 2016, respectively	950	942
Additional paid-in capital	330,126	330,206
Retained earnings	311,814	287,129
Accumulated other comprehensive loss	(15,469)	(18,466)
Less: Common stock held in treasury, at cost, 1,178,569 and 97,837 shares at March 31, 2017 and December 31, 2016, respectively	(12,435)	(905)
Total Callaway Golf Company shareholders’ equity	614,986	598,906
Non-controlling interest in consolidated entity (Note 7)	10,154	9,694
Total shareholders’ equity	625,140	608,600
Total liabilities and shareholders’ equity	$879,946	$801,282

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Net sales	$308,927	$274,053
Cost of sales	161,212	141,661
Gross profit	147,715	132,392
Operating expenses:
Selling expense	71,762	63,286
General and administrative expense	22,864	15,544
Research and development expense	8,882	8,234
Total operating expenses	103,508	87,064
Income from operations	44,207	45,328
Interest income	31	162
Interest expense	(746)	(783)
Other expense, net	(4,406)	(4,916)
Income before income taxes	39,086	39,791
Income tax provision	13,206	1,401
Net income	25,880	38,390
Less: Net income attributable to non-controlling interests	191	—
Net income attributable to Callaway Golf Company	$25,689	$38,390

Earnings per common share:
Basic	$0.27	$0.41
Diluted	$0.27	$0.40
Weighted-average common shares outstanding:
Basic	94,070	93,952
Diluted	95,948	95,424

Dividends declared per common share	$0.01	$0.01

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$25,880	$38,390
Other comprehensive income
Change in fair value of derivative instruments	(3,156)	(2,287)
Foreign currency translation adjustments	5,988	4,761
Comprehensive income, before income tax on other comprehensive income items	28,712	40,864
Income tax benefit on other comprehensive income	434	91
Comprehensive income	29,146	40,955
Less: Comprehensive income attributable to non-controlling interests	269	—
Comprehensive income attributable to Callaway Golf Company	$28,877	$40,955

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$25,880	$38,390
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,319	4,157
Deferred taxes	15,630	—
Share-based compensation	3,218	2,194
Gain on disposal of long-lived assets and deferred gain amortization	(34)	(270)
Unrealized losses on foreign currency forward contracts	3,111	—
Change in assets and liabilities:
Accounts receivable, net	(106,254)	(114,973)
Inventories	20,410	25,625
Other assets	(1,565)	(2,821)
Accounts payable and accrued expenses	(17,692)	(11,793)
Accrued employee compensation and benefits	(8,037)	(11,641)
Accrued warranty expense	550	644
Income taxes receivable/payable	(2,326)	(718)
Other liabilities	(15)	(253)
Net cash used in operating activities	(62,805)	(71,459)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(58,629)	—
Capital expenditures	(6,301)	(4,963)
Proceeds from sales of property and equipment	38	6
Collection of note receivable	—	3,104
Investment in golf-related ventures	—	(1,260)
Net cash used in investing activities	(64,892)	(3,113)
Cash flows from financing activities:
Proceeds from asset-based credit facilities, net	64,988	64,000
Acquisition of treasury stock	(15,369)	(2,878)
Dividends paid	(939)	(941)
Exercise of stock options	484	384
Net cash provided by financing activities	49,164	60,565
Effect of exchange rate changes on cash and cash equivalents	547	(658)
Net decrease in cash and cash equivalents	(77,986)	(14,665)
Cash and cash equivalents at beginning of period	125,975	49,801
Cash and cash equivalents at end of period	$47,989	$35,136
Supplemental disclosures:
Cash paid for income taxes, net	$4,460	$2,122
Cash paid for interest and fees	$494	$527
Noncash investing and financing activities:
Issuance of treasury stock for compensatory stock awards released from restriction	$3,099	$—
Accrued capital expenditures at period-end	$1,267	$793

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interests
	Shares	Amount				Shares	Amount			Total
Balance at December 31, 2016	94,214	$942	$330,206	$287,129	$(18,466)	(98)	$(905)	$598,906	$9,694	$608,600
Acquisition of treasury stock	—	—	—	—	—	(1,435)	(15,369)	(15,369)	—	(15,369)
Exercise of stock options	—	—	(256)	—	—	70	740	484	—	484
Compensatory awards released from restriction	825	8	(3,107)	—	—	284	3,099	—	—	—
Share-based compensation	—	—	3,218	—	—	—	—	3,218	—	3,218
Stock dividends	4	—	65	(65)	—	—	—	—	—	—
Cash dividends	—	—	—	(939)	—	—	—	(939)	—	(939)
Equity adjustment from foreign currency translation	—	—	—	—	5,719	—	—	5,719	269	5,988
Change in fair value of derivative instruments	—	—	—	—	(2,722)	—	—	(2,722)	—	(2,722)
Net income	—	—	—	25,689	—	—	—	25,689	191	25,880
Balance at March 31, 2017	95,043	$950	$330,126	$311,814	$(15,469)	(1,179)	$(12,435)	$614,986	$10,154	$625,140

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by Callaway Golf Company (the “Company” or “Callaway Golf”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Commission. These consolidated condensed financial statements, in the opinion of management, include all the normal and recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.
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
Recent Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This amendment is intended to simplify several aspects of the accounting for share-based payment transactions, including (i) the recognition of excess tax benefits or deficiencies in the operating statement when compensatory stock awards are vested and settled, and the presentation of these tax benefits or deficiencies as an operating cash outflow on the statement of cash flows, (ii) the option to withhold the maximum statutory tax rate on the settlement of compensatory stock without triggering liability accounting, as well as presenting the shares withheld for the settlement of these taxes as a financing outflow on the statement of cash flows, and (iii) the option to elect a change in the accounting policy to account for forfeitures as they occur. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods therein. The Company adopted this ASU using the modified retrospective transition method with respect to the recognition of excess tax benefits in the consolidated condensed statement of operations. The adoption did not result in a cumulative-effect adjustment to equity as of January 1, 2017. The amendment related to the cash flow presentation of shares acquired to satisfy the Company's minimum tax withholding requirements in connection with the settlement of compensatory stock was applied retrospectively as a financing outflow. The adoption had no impact to any periods presented on the consolidated condensed statement of cash flows as these cash outflows have historically been presented as a financing activity. The Company elected not to change its accounting policy on the recognition of estimated forfeitures.
In March 2016, the FASB issued ASU No. 2016-04, "Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products." The amendment clarifies when it is acceptable to recognize the unredeemed portion of prepaid gift cards into income, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated condensed financial statements and disclosures. As of March 31, 2017, the Company had $1,235,000 of deferred revenue related to unredeemed gift cards.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements and disclosures.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendment requires (i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). This amendment eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As of March 31, 2017, the Company had an investment in Topgolf International, Inc. of $48,997,000 that was accounted for at cost in accordance with ASC Topic 325, “Investments—Other” (see Note 8). If there are any observable price changes related to this investment or a similar investment of the same issuer in fiscal years beginning after December 15, 2017, the Company would be required to write this investment up or down to its estimated fair value, which could have a significant effect on the Company's financial position and results of operations.
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This amendment requires an entity to measure in-scope inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this amendment did not have a material impact on the Company's consolidated condensed financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, "Property, Plant, and Equipment," and intangible assets within the scope of Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not intend to early adopt the new guidance, and is in the early stages of evaluating the amended revenue recognition guidance in Topic 606. As such, as of March 31, 2017, the Company is unable at this time to provide information on how the adoption of this ASU will affect the Company’s consolidated condensed financial statements and disclosures.
Note 2. Business Combinations
Acquisition of OGIO International, Inc.
On January 11, 2017, the Company acquired all of the outstanding shares of capital stock of OGIO International, Inc. (“OGIO”), a leading manufacturer of high quality bags, accessories and apparel in the golf and lifestyle categories, in a cash transaction pursuant to the terms of a Share Purchase Agreement, by and among the Company, OGIO, and each of the shareholders and optionholders of OGIO (the "Purchase Agreement"). The primary reason for the acquisition was to enhance the Company's presence in golf while also providing a platform for future growth in the lifestyle category.
The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition in accordance with ASC Topic 820, "Fair Value Measurement." To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The Company may adjust the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as it obtains more information as to facts and circumstances existing as of the acquisition date.
The acquired trade names/trademarks, customer and distributor relationships, inventory and non-compete agreements are subject to fair value measurements that were based primarily on significant inputs not observable in the market and thus represent Level 3 measurements (see Note 13). The fair value of furniture, fixtures, office equipment, leasehold improvements, computer equipment and warehouse equipment were all valued using the cost approach. Inventory was valued using the net realizable value approach, which was based on the estimated selling price in the ordinary course of business less reasonable disposal costs and a profit on the disposal efforts. The customer and distributor relationships were valued under the income approach based on the present value of future earnings. The trade name was valued under the royalty savings income approach method, which is equal to the present value of the after-tax royalty savings attributable to owning the trade name as opposed to paying a third party for its use. For this valuation the Company used a royalty rate of 7.5%, which is reflective of royalty rates paid in market transactions, and a discount rate of 14.0% on the future cash flows generated by the net after-tax savings. The goodwill of $5,543,000 arising from the acquisition consists largely of the synergies expected from combining the operations of the Company and OGIO. The Company expects to deduct all of the goodwill for income tax purposes. All of the goodwill was assigned to the gear, accessories and other operating segment.
At the acquisition date, the total purchase price was valued at approximately $66,032,000. The Company incurred transaction costs of approximately $3,052,000, of which $1,805,000 was recognized in general and administrative expenses during the quarter ended March 31, 2017, and $1,247,000 was recognized in 2016.
The pro-forma effects of this acquisition would not have been material to the Company's results of operations in 2016 and are therefore not presented. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation (in thousands):

At January 11, 2017
Assets Acquired
Cash	$8,061
Accounts receivable	8,038
Inventory	7,092
Other current assets	328
Property and equipment	2,369
Intangibles - trade name	49,700
Intangibles - customer lists	1,500
Intangibles - non-compete agreements	150
Goodwill	5,543
Total assets acquired	82,781
Liabilities Assumed
Accounts Payable and accrued liabilities	16,749
Net assets acquired	$66,032
Note 3. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its primary and Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of March 31, 2017, the Company had $76,954,000 in borrowings outstanding under all facilities, $834,000 in outstanding letters of credit, and $47,989,000 in cash and cash equivalents. At March 31, 2016, the Company had $78,969,000 in borrowings outstanding under all facilities, $1,007,000 in outstanding letters of credit, and $35,136,000 in cash and cash equivalents. The combined maximum amount that could have been outstanding under all facilities on March 31, 2017, after letters of credit, was $201,740,000, resulting in total available liquidity including cash on hand of $249,729,000 compared to the maximum amount that could have been outstanding under all facilities on March 31, 2016, after letters of credit, of $192,146,000, resulting in total available liquidity including cash on hand of $227,282,000.

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
As of March 31, 2017, the Company had $59,000,000 in borrowings outstanding under the ABL Facility and $834,000 in outstanding letters of credit. The maximum amount of additional indebtedness (as defined by the ABL Facility) that could have been outstanding on March 31, 2017, after outstanding borrowings and letters of credit, was approximately $120,558,000. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the first half of the year when the Company’s inventory and accounts receivable balances are higher and is lower during the second half of the year when the Company's inventory levels decrease and its accounts receivable decrease as a result of cash collections and lower sales. Average outstanding borrowings during the three months ended March 31, 2017 were $41,880,000, and the average amount available under the ABL Facility during the three months ended March 31, 2017, after outstanding borrowings and letters of credit, was approximately $100,439,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable on June 23, 2019.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including meeting certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. The "fixed charge coverage ratio" is the ratio of the 12-month trailing EBITDA (as defined in the ABL Facility) adjusted for capital expenditures and taxes paid to interest expense and certain distributions paid in the trailing 12-month period adjusted for debt amortization, if any. These restrictions do not materially limit the Company's ability to pay future dividends at the current dividend rate. As of March 31, 2017, the maximum amount that the Company could have paid out in dividends was $86,058,000. As of March 31, 2017, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below $23,000,000. The Company’s borrowing base availability was above $23,000,000 during the three months ended March 31, 2017, and the Company was in compliance with the fixed charge coverage ratio as of March 31, 2017. Had the Company not been in compliance with the fixed charge coverage ratio as of March 31, 2017, the Company's maximum amount of additional indebtedness that could have been outstanding on March 31, 2017 would have been reduced by $23,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. The applicable margin for any month could be reduced by 0.25% if the Company’s availability ratio is greater than or equal to 67% and the Company’s “leverage ratio” (as defined below) is less than 4.0 to 1.0 as of the last day of the month for which financial statements have been delivered, so long as no default or event of default exists. The Company’s “leverage ratio” is the ratio of the amount of debt for borrowed money to the 12-month trailing EBITDA (as defined in the ABL Facility), each determined on a consolidated basis. At March 31, 2017, the Company’s trailing 12 month average interest rate applicable to its outstanding loans under the ABL Facility, including the fees described below, was 2.58%.
The ABL Facility provides for monthly fees ranging from 0.25% to 0.375% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $5,007,000, which are amortized into interest expense over the term of the ABL Facility agreement. Unamortized fees at March 31, 2017 and December 31, 2016 totaled $1,183,000 and $1,297,000, respectively, of which $526,000 and $519,000 were included in other current assets, respectively, and $657,000 and $778,000 were included in other assets, respectively, in the accompanying consolidated condensed balance sheets.

Japan ABL Facilities
The Company has a separate asset-based loan and guarantee agreement, as amended, between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFG, Ltd and The Development Bank of Japan, which provides a credit facility of up to 2,000,000,000 Yen (or U.S. $17,954,000, using the exchange rate in effect as of March 31, 2017) over a two-year term, subject to borrowing base availability under the facility. The amounts outstanding are secured by certain assets, including eligible inventory. The Company had 1,000,000,000 Yen (or U.S. $8,977,000) in borrowings outstanding under this facility as of March 31, 2017. The maximum amount that could have been outstanding at March 31, 2017 was 1,470,958,000 Yen (or U.S. $13,205,000).
This facility is subject to an effective interest rate equal to TIBOR plus 0.25%. At March 31, 2017, the trailing 12-month average interest rate applicable to the Company's outstanding loans under this facility together with fees was 0.31% and includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of March 31, 2017, the Company was in compliance with these covenants.
During the first quarter of 2017, the Company entered into a second asset-based loan between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFG, Ltd, which provides a credit facility of up to 1,000,000,000 Yen (or U.S. $8,977,000) over a 10-month term, subject to borrowing base availability under the facility. The amounts outstanding are secured by certain assets, including eligible accounts receivable. The Company had 1,000,000,000 Yen (or U.S. $8,977,000) in borrowings outstanding under this facility as of March 31, 2017, which was the maximum amount that could have been outstanding at March 31, 2017.
This facility is subject to an effective interest rate equal to TIBOR plus 0.75%. At March 31, 2017, the trailing 12-month average interest rate applicable to the Company's outstanding loans under this facility was 0.82% and includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of March 31, 2017, the Company was in compliance with these covenants.
Collectively, we refer to both facilities described above as the "Japan ABL Facilities."
Note 4. Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted earnings per common share reflects the potential dilution that could occur if convertible securities, or other contracts to issue common stock, were exercised or converted into common stock. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method and the if-converted method in accordance with Accounting Standards Codification ("ASC") Topic 260, “Earnings per Share.” Dilutive securities include options granted pursuant to the Company’s stock option plans and outstanding restricted stock units and performance share units granted to employees and non-employee directors (see Note 12).
Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported or in periods when anti-dilution occurs.

The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Earnings per common share—basic
Net income attributable to Callaway Golf Company	$25,689	$38,390
Less: Preferred stock dividends	191	—
Net income (loss) allocable to common shareholders	$25,689	$38,390
Weighted-average common shares outstanding—basic	94,070	93,952
Basic earnings per common share	$0.27	$0.41
Earnings per common share—diluted
Net income attributable to Callaway Golf Company	$25,689	$38,390
Weighted-average common shares outstanding—basic	94,070	93,952
Options and restricted stock	1,878	1,472
Weighted-average common shares outstanding—diluted	95,948	95,424
Dilutive earnings per common share	$0.27	$0.40
For the three months ended March 31, 2017 and 2016, securities outstanding totaling approximately 152,000 shares and 413,000 shares, respectively, comprised of stock options and restricted stock units, have been excluded from the calculation of earnings per common share—diluted as their effect would be antidilutive.
Note 5. Inventories
Inventories are summarized below (in thousands):

	March 31, 2017	December 31, 2016
Inventories:
Raw materials	$49,283	$46,451
Work-in-process	1,273	739
Finished goods	128,464	142,210
	$179,020	$189,400
Note 6. Goodwill and Intangible Assets
Goodwill and intangible assets, which consist of trade names, trademarks, trade dress, patents and other intangible assets, were acquired in connection with the acquisition of Odyssey Sports, Inc. in 1997, FrogTrader, Inc. in 2004, OGIO in 2017 (see Note 2) and certain foreign distributors. Internally developed intangible assets are expensed as incurred.
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
Goodwill at March 31, 2017 and December 31, 2016 was $31,313,000 and $25,593,000, respectively. During the three months ended March 31, 2017, the Company recorded an addition to goodwill of $5,543,000 as a result of the OGIO acquisition completed in January 2017. In addition, the goodwill balance increased $177,000 due to foreign currency fluctuations during the period.

The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	March 31, 2017			December 31, 2016
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$138,290	$—	$138,290	$88,590	$—	$88,590
Amortizing:
Patents	2-16	31,581	31,453	128	31,581	31,440	141
Developed technology and other	1-9	9,631	8,026	1,605	7,981	7,981	—
Total intangible assets		$179,502	$39,479	$140,023	$128,152	$39,421	$88,731
The increase in intangible assets is related to the acquisition of non-amortizing trademarks in addition to amortizing intangibles in connection with the OGIO acquisition. Aggregate amortization expense related to intangible assets was approximately $58,000 and $13,000 for the three months ended March 31, 2017 and 2016, respectively.
Amortization expense related to intangible assets at March 31, 2017 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2017	$188
2018	251
2019	238
2020	151
2021	150
2022	150
Thereafter	605
$1,733
Note 7. Joint Venture
Effective July 1, 2016, the Company completed a joint venture with its long-time apparel licensee, TSI Groove & Sports Co, Ltd., ("TSI"), a premier apparel manufacturer in Japan. The new venture is named Callaway Apparel K.K. and includes the design, manufacture and distribution of Callaway-branded apparel, footwear and headwear in Japan. The Company contributed $10,556,000, primarily in cash, for a 52% ownership of the joint venture, and TSI contributed $9,744,000, primarily in inventory, for the remaining 48%. The Company has a majority voting percentage on matters pertaining to the business operations and significant management decisions of the joint venture, and as such, the Company is required to consolidate the financial results of the joint venture with the financial results of the Company. The joint venture is consolidated one month in arrears.
As a result of the consolidation, during the three months ended March 31, 2017, the Company recorded net income attributable to the non-controlling interest of $191,000 in its consolidated condensed statement of operations. At March 31, 2017, the Company recognized a non-controlling interest of $10,154,000 in its consolidated condensed balance sheet and consolidated condensed statement of shareholders' equity.
Note 8. Investments
Investment in Topgolf International, Inc.
The Company owns a minority interest in Topgolf International, Inc., doing business as the Topgolf Entertainment Group (“Topgolf”), the owner and operator of Topgolf entertainment centers, which ownership consists of common stock and various classes of preferred stock. In connection with this investment, the Company has a preferred partner agreement with Topgolf in which the Company has preferred signage rights, rights as the preferred supplier of golf products used or offered for use at Topgolf facilities at prices no less than those paid by the Company’s customers, preferred retail positioning in Topgolf retail stores, access to consumer information obtained by Topgolf, and other rights incidental to those listed above.

The Company did not make any additional investment in Topgolf during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company invested an additional $1,260,000 in preferred shares of Topgolf. In addition, in December 2015, the Company and Topgolf entered into a shareholder loan agreement, which resulted in a note receivable from Topgolf for $3,200,000. The loan was subject to an annual interest rate of 10.0% and was due and payable on March 30, 2016. The loan was paid in full in February 2016.
In February 2016, Topgolf announced that Providence Equity Partners L.L.C. (“Providence Equity”) made a significant minority preferred stock investment in Topgolf (the “Providence Equity Investment”). As required by the terms of the Providence Equity Investment, Topgolf used a portion of the proceeds it received to repurchase shares from its existing shareholders, other than Providence Equity (the “Topgolf Repurchase Program”). In April 2016, the Company sold approximately 10.0% or $5,767,000 (on a cost basis) of its preferred shares in Topgolf under the Topgolf Repurchase Program for $23,429,000, and recognized a gain of approximately $17,662,000 in other income (expense) during the second quarter of 2016.
As of each of March 31, 2017 and December 31, 2016, the Company's total investment in Topgolf was $48,997,000. The Company's ownership percentage at March 31, 2017 was approximately 15.0%. As of March 31, 2017, there were no impairment indicators present with respect to this investment. The Company was unable to estimate the fair value of this investment as of March 31, 2017, as it was not practicable to do so and there were no identified events or changes in circumstances that had a significant adverse effect on the fair value.
In fiscal years beginning after December 15, 2017, in accordance with Subtopic 825-10 issued in January 2016, the Company would be required to write this investment up or down to its estimated fair value, which could have a significant effect on the Company's financial position and results of operations. For further discussion, see "Recent Accounting Standards in Note 1.
The Company’s total ownership interest in Topgolf, including the Company's voting rights in the preferred shares of Topgolf, remains at less than 20.0% of the outstanding equity securities of Topgolf. As of March 31, 2017, the Company did not have the ability to significantly influence the operating and financing activities and policies of Topgolf, and accordingly, the Company’s investment in Topgolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other.”
Note 9. Product Warranty
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
The following table provides a reconciliation of the activity related to the Company’s reserve for accrued warranty expense (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$5,395	$5,706
Provision	1,922	1,737
Claims paid/costs incurred	(1,372)	(1,093)
Ending balance	$5,945	$6,350
Note 10. Income Taxes
The Company calculates its interim income tax provision in accordance with ASC 270, “Interim Reporting,” and ASC 740 “Accounting for Income Taxes” (together, “ASC 740”). At the end of each interim period, the Company estimates its annual effective tax rate and applies that rate to its ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur.
The realization of deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. Due to the Company’s improved profitability in 2015 and 2016, combined with future projections of profitability, the Company determined that the majority of its U.S. deferred tax assets were more likely than not to be realized and reversed a significant portion of the valuation allowance against those deferred tax assets as of December 31, 2016. The remaining valuation allowance on the Company’s U.S. deferred tax assets as of March 31, 2017 primarily relates to state net operating loss carryforwards and credits the Company estimates it may not be able to utilize in future periods. With respect to non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established.
The income tax provision for the three months ended March 31, 2017 and 2016 was $13,206,000 and $1,401,000, respectively. The increase was primarily due to the recognition of income tax expense on the Company’s U.S. operations during the first quarter of 2017 as a result of the reversal of a significant portion of the valuation allowance on the Company's deferred tax assets in the U.S in the fourth quarter of 2016. During the first quarter of 2016, the Company's full valuation allowance established against the Company's U.S. deferred tax assets resulted in minimal U.S. tax expense recorded for the quarter.
At March 31, 2017, the gross liability for income taxes associated with uncertain tax positions was $8,512,000. Of this amount, $1,337,000 would benefit the Company’s consolidated condensed financial statements and effective income tax rate if favorably settled. The unrecognized tax benefit liabilities are expected to decrease by approximately $150,000 during the next 12 months. The gross liability for uncertain tax positions increased by $256,000 for the three months ended March 31, 2017. The increase was primarily due to increases for tax positions expected to be taken in the current tax year.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended March 31, 2017 and 2016, the Company's provision for income taxes includes expense of $47,000 and a benefit of $24,000, respectively, related to the recognition of interest and penalties. As of March 31, 2017 and December 31, 2016, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $1,364,000 and $1,317,000, respectively.
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
Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating losses and credit carry-forwards may be limited significantly if the Company were to experience a cumulative change in ownership of the Company's stock by “5-percent shareholders” that exceeds 50% over a rolling three-year period. The Company does not believe there has been a cumulative change in ownership in excess of 50% during any rolling three-year period, and the Company continues to monitor changes in its ownership. If such a cumulative change did occur in any three-year period and the Company were limited in the amount of losses it could use to offset taxable income, the Company's results of operations and cash flows could be adversely impacted.
Note 11. Commitments & Contingencies
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
Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company. The Company believes that it has valid legal defenses to the matters currently pending against the Company. These matters are inherently unpredictable and the resolutions of these matters are subject to many uncertainties and the outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary loss, amounts covered by insurance or the financial impact that will result from such matters. In addition, the Company cannot assure that it will be able to successfully defend itself in those matters or that any amounts accrued are sufficient.  The Company does not believe that the matters currently pending against the Company will have a material adverse effect on the Company’s consolidated business, financial condition, cash flows or results of operations.
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, as well as endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. As of March 31, 2017, the Company has entered into many of these contractual agreements with terms ranging from one to six years. The minimum obligation that the Company is required to pay under these agreements is $78,255,000 over the next six years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future minimum commitments as of March 31, 2017, are as follows (in thousands):

Remainder of 2017	$47,123
2018	16,401
2019	8,725
2020	3,593
2021	2,407
2022	6
$78,255
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $834,000 as of March 31, 2017.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2017 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 12. Share-Based Employee Compensation
As of March 31, 2017, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan"). From time to time, the Company grants stock options, restricted stock units, phantom stock units, stock appreciation rights and other awards under these plans.
The table below summarizes the amounts recognized in the financial statements for the three months ended March 31, 2017 and 2016 for share-based compensation, including expense for stock options, restricted stock units, phantom stock units, cash settled stock appreciation rights and performance share units.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cost of sales	$217	$142
Operating expenses	2,968	1,910
Total cost of share-based compensation included in income, before income tax	$3,185	$2,052
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
There were no stock options granted during the first three months of 2017 or 2016. Total compensation expense recognized for stock options during the three months ended March 31, 2017 and 2016 was $8,000 and $121,000, respectively. At March 31, 2017, the total amount of unamortized expense related to stock options was $39,000, which will be recognized over a weighted-average period of 1.2 years.
Restricted Stock Units
Restricted stock units awarded under the 2004 Incentive Plan and the 2013 Directors Plan are recorded at the Company’s closing stock price on the date of grant. Restricted stock units generally vest over a one- to three-year period. Compensation expense for restricted stock units is recognized over the vesting period and is reduced by an estimate for forfeitures. During the three months ended March 31, 2017 and 2016, the Company granted 465,000 and 493,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $10.13 and $8.61, respectively.
Total compensation expense, net of estimated forfeitures, recognized for restricted stock units during the three months ended March 31, 2017 and 2016 was $1,221,000 and $1,040,000, respectively. At March 31, 2017, the Company had $10,285,000 of total unamortized compensation expense related to non-vested restricted stock units under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

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
The Company granted 370,000 and 420,000 shares underlying performance units during the three months ended March 31, 2017 and 2016, respectively, at a weighted average grant-date fair value of $10.10 and $8.61 per share, respectively. The awards granted in 2017 and 2016 are subject to a three-year performance period provided that (i) if certain first year performance goals are achieved, the participant could earn up to 50% of the three-year target award shares, subject to continued service through the vesting date, and (ii) if certain cumulative first and second year performance goals are achieved, the participant could earn up to an aggregate of 80% of the three-year target award shares (which includes any shares earned during the first year), subject to continued service through the vesting date. Based on the Company’s performance in 2016, participants earned a minimum of 50% of the target award shares granted in 2016, subject to continued service through the vesting date.
During the three months ended March 31, 2017 and 2016, the Company recognized total compensation expense, net of estimated forfeitures, for performance share units of $1,988,000 and $1,033,000, respectively. At March 31, 2017, unamortized compensation expense related to these awards was $9,167,000, which is expected to be recognized over a weighted-average period of 1.8 years.
Stock Appreciation Rights
Cash settled stock appreciation rights ("SARs") granted under the 2004 Incentive Plan are valued using the Black-Scholes option-pricing model on the date of grant. SARs are subsequently remeasured at each interim reporting period based on a revised Black-Scholes value until they are exercised. SARs generally vest over a three-year period. As of March 31, 2017, all outstanding SARs were fully vested.
There were no SARs granted during the first three months of 2017 or 2016. The Company reversed $32,000 and $143,000 of compensation expense related to previously granted SARs during the three months ended March 31, 2017 and 2016, respectively. Accrued compensation expense for these awards was $0 and $224,000 at March 31, 2017 and December 31, 2016, respectively, which was recorded in accrued employee compensation and benefits in the accompanying consolidated condensed balance sheets.
Note 13. Fair Value of Financial Instruments
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

The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 14) that are measured at fair value on a recurring basis by the above pricing levels at March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2017
Foreign currency forward contracts—asset position	$1,234	$—	$1,234	$—
Foreign currency forward contracts—liability position	(4,978)	—	(4,978)	—
	$(3,744)	$—	$(3,744)	$—
December 31, 2016
Foreign currency forward contracts—asset position	$3,524	$—	$3,524	$—
Foreign currency forward contracts—liability position	(85)	—	(85)	—
	$3,439	$—	$3,439	$—
The fair value of the Company’s foreign currency forward contracts is based on observable inputs that are corroborated by market data. Observable inputs include broker quotes, daily market foreign currency rates and forward pricing curves. Remeasurement gains and losses on foreign currency forward contracts designated as cash flow hedges are recorded in other comprehensive income, and in other income (expense) for non-designated foreign currency forward contracts (see Note 14).
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at March 31, 2017 and December 31, 2016 are categorized within Level 1 of the fair value hierarchy due to the short-term nature of these balances. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Primary Asset-Based Revolving Credit Facility(1)	$59,000	$59,000	$—	$—
Japan ABL Facilities(1)	$17,954	$17,954	$11,966	$11,966
Standby letters of credit(2)	$834	$834	$823	$823
Money market funds(3)	$—	$—	$69,081	$69,081

(1)
The carrying value of the amount outstanding under the Company's ABL Facility and Japan ABL Facilities approximates the fair value due to the short-term nature of these obligations. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 2 for information on the Company's credit facilities, including certain risks and uncertainties related thereto.

(2)
The carrying value of the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts. There were no amounts outstanding under these letters of credit as of March 31, 2017 and December 31, 2016. The fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.

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

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include long-lived assets, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During each of the three months ended March 31, 2017 and 2016, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
Note 14. Derivatives and Hedging
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
The Company accounts for its foreign currency forward contracts in accordance with ASC Topic 815, "Derivatives and Hedging ("ASC Topic 815"). ASC Topic 815 requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as a designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Gains and losses from the remeasurement of qualifying cash flow hedges are recorded as a component of other comprehensive income and released into earnings as a component of cost of goods sold or net sales during the period in which the hedged transaction takes place. Gains and losses on the ineffective portion of hedges (hedges that do not meet accounting requirements due to ineffectiveness) and derivatives that are not elected for hedge accounting treatment are immediately recorded in earnings as a component of other income (expense).
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
The following table summarizes the fair value of the Company's foreign currency forward contracts as well as the location of the asset and/or liability on the consolidated condensed balance sheets at March 31, 2017 and December 31, 2016 (in thousands):

	Asset Derivatives
	March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$946	Other current assets	$2,660

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$288	Other current assets	$864

	Liability Derivatives
	March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$1,478	Accounts payable and accrued expenses	$28

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$3,500	Accounts payable and accrued expenses	$57

The Company's foreign currency forward contracts are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated condensed balance sheets at March 31, 2017 and December 31, 2016.
Cash Flow Hedging Instruments
Beginning in January 2015, the Company entered into foreign currency forward contracts designated as qualifying cash flow hedging instruments to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 to 15 months from their inception. At March 31, 2017 and December 31, 2016, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $43,506,000 and $27,325,000, respectively. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the critical terms and short cut method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. Any ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 13).
As of March 31, 2017, the Company recorded a net loss of $2,254,000 in other comprehensive income (loss) related to its hedging activities. Of this amount, net gains of $902,000 were relieved from other comprehensive income and recognized in cost of goods sold for the underlying intercompany sales that were recognized. There were no ineffective gains or losses recognized during the three months ended March 31, 2017. Gains on forward points of $155,000 were expensed as incurred for the three months ended March 31, 2017. Based on the current valuation, the Company expects to reclassify net losses of $678,000 from accumulated other comprehensive income (loss) into net earnings during the next 12 months.
The Company recognized net gains of $579,000 and $365,000 in cost of goods sold and net sales, respectively, for the three months ended March 31, 2016.
The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the three months ended March 31, 2017 (in thousands):

	Loss Recognized in Other Comprehensive Income (Effective Portion)
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2017	2016
Foreign currency forward contracts	$(2,254)	$(1,671)

	Gain Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2017	2016
Foreign currency forward contracts	$902	$214

The following table details the amounts reclassified from accumulated other comprehensive loss to cost of goods sold, as well as changes in foreign currency translation for the three months ended March 31, 2017. Amounts are in thousands.

Accumulated other comprehensive loss, December 31, 2016	$(18,466)
Change in fair value of derivative instruments	(2,254)
Net gains reclassified from accumulated other comprehensive income to cost of goods sold	(902)
Foreign currency translation adjustments	5,988
Accumulated other comprehensive loss, March 31, 2017, before tax	(15,634)
Income tax expense related to items of other comprehensive income	434
Less: Comprehensive income attributable to non-controlling interest	(269)
Accumulated other comprehensive loss, March 31, 2017, after tax and non-controlling interest	$(15,469)
Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At March 31, 2017 and December 31, 2016, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $127,824,000 and $14,821,000, respectively. The increase in foreign currency forward contracts reflects the general timing of when the Company enters into these contracts. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 13).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Location of Net Loss Recognized in Income on Derivative Instruments	Amount of Net Loss Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended March 31,
		2017	2016
Foreign currency forward contracts	Other income (expense), net	$(5,175)	$(6,312)
In addition, for the three months ended March 31, 2017 and 2016, the Company recognized net foreign currency gains related to transactions with its foreign subsidiaries of $675,000 and $1,312,000, respectively.
Note 15. Segment Information
As a result of the Company's recently completed apparel joint venture in Japan in July 2016, as well as the Company's recent acquisition of OGIO in January 2017, the Company reassessed its operating segments during the first quarter of 2017 consistent with the way management reviews it's business operations on an ongoing basis. With the addition of the apparel joint venture and OGIO acquisition, the Company anticipates generating significant growth within its accessories and other product category that was previously included within the Company's golf clubs segment. As a result, and based on the Company's assessment, starting as of January 1, 2017, revenues generated from golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, OGIO branded gear and accessories, retail apparel sales from the Company's joint venture in Japan, in addition to royalties from licensing of the Company’s trademarks and service marks for various soft goods will be included in the gear, accessories and other operating segment. The golf clubs segment will now consist of Callaway Golf woods, hybrids, irons and wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets and sales of pre-owned golf clubs. The golf balls segment consists of Callaway Golf and Strata balls that are designed, manufactured and sold by the Company. The Company's operating segments are organized on the basis of products. There are no significant intersegment transactions.

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands). Prior period amounts have been restated to conform with the current period presentation.

	Three Months Ended March 31,
	2017	2016
Net sales:
Golf Clubs	$193,591	$195,061
Golf Balls	48,224	41,416
Gear, Accessories and Other	67,112	37,576
	$308,927	$274,053
Income before income taxes:
Golf Clubs	$34,953	$35,441
Golf Balls	11,521	10,606
Gear, Accessories and Other	9,619	9,462
Reconciling items(1)	(17,007)	(15,718)
	$39,086	$39,791
Additions to long-lived assets:
Golf Clubs	$3,795	$2,709
Golf Balls	2,536	943
Gear, Accessories and Other	501	181
	$6,832	$3,833

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The reconciling items for the three months ended March 31, 2017 include a $1,706,000 increase in corporate general and administrative expenses, driven primarily by accrued employee incentive compensation expense and stock compensation expense, partially offset by a $416,000 decrease in other expense primarily due to an increase in net foreign currency gains period over period.

	March 31, 2017	December 31, 2016
Total Assets:(1)
Golf Clubs	$274,348	$277,469
Golf Balls	43,960	42,460
Gear, Accessories and Other	91,895	38,270
Reconciling items	469,743	443,083
	$879,946	$801,282
Goodwill:
Golf Clubs	$25,770	$25,593
Golf Balls	—	—
Gear, Accessories and Other	5,543	—
	$31,313	$25,593

(1)
Total assets by reportable segment are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the three segments including cash and cash equivalents, net accounts receivable, and deferred tax assets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors Regarding Forward-Looking Statements” on page 2 of this report.
Results of Operations
Overview of Business and Seasonality
Products
The Company designs, manufactures and sells high quality golf clubs, golf balls, golf bags and other golf-related accessories. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company designs golf products for golfers of all skill levels, both amateur and professional. In January 2017, the Company completed the acquisition of OGIO International, Inc. ("OGIO"), a leading manufacturer of high quality bags, accessories and apparel in the golf and lifestyle categories. The primary reason for the acquisition was to enhance the Company's presence in golf while also providing a platform for future growth in the lifestyle category.
Operating Segments
As a result of the Company's recently completed apparel joint venture in Japan in July 2016, as well as the Company's recent acquisition of OGIO in January 2017, the Company reassessed its operating segments during the first quarter of 2017. With the addition of the apparel joint venture and OGIO acquisition, the Company anticipates generating significant growth within its accessories and other product category that was previously included within the Company's golf clubs segment. As a result, and based on the Company's assessment, starting as of January 1, 2017, revenues generated from golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, OGIO branded gear and accessories, retail apparel sales from the Company's joint venture in Japan, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products will be included in the gear, accessories and other operating segment. The golf clubs segment will now consist of Callaway Golf woods, hybrids, irons and wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets and sales of pre-owned golf clubs. The golf balls segment consists of Callaway Golf and Strata balls that are designed, manufactured and sold by the Company. The Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability. Prior period amounts have been restated to conform with the current period presentation. For further information about the Company's segments see Note 15 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Cost of Sales
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. As a result of the actions taken to improve manufacturing efficiencies, over 85% of the Company's manufacturing costs, primarily material and component costs, are variable in nature and fluctuate with sales volumes. With respect to the Company's operating segments, variable costs as a percentage of cost of sales range between 85% to 95% for golf clubs and 75% to 85% for golf balls. Variable costs for gear, accessories and other are generally greater than 95% as fewer fixed costs are used in the manufacturing of the Company's soft goods products. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Operating Segments Results for the Three Months Ended March 31, 2017 and 2016—Segment Profitability" below for further discussion of gross margins.
Seasonality
Golf Club and Golf Balls
In most of the regions where the Company does business, the game of golf is played primarily on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of the Company’s on-course customers closing for the cold weather months. The Company’s golf clubs and golf balls businesses are therefore subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its golf clubs and golf balls products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. The Company’s second-quarter sales are significantly affected by the amount of reorder business of the products sold during the first quarter. The Company’s third-quarter sales are generally dependent on reorder business but can also include smaller new product launches, typically resulting in lower sales than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. The Company’s fourth-quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key regions. However, fourth-quarter sales can be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter-to-quarter fluctuations, can be affected by many factors, including the timing of new product introductions as well as weather conditions. In general, because of this seasonality, a majority of the Company’s sales from its golf clubs and golf balls operating segments and most, if not all, of its profitability from these segments occurs during the first half of the year.
Gear, Accessories and Other
Sales of the Company's gear and accessories historically followed the golf clubs and golf balls seasonality, where most of the sales and profitability occurred during the first half of the year. With the Company's addition of the Japan apparel joint venture in July 2016 and the recent acquisition of OGIO in January 2017, the Company is anticipating an increase in sales during the second half of the year as these business are more profitable in the third and fourth quarters due to a more profitable winter apparel season in Japan and higher sales of OGIO branded products generated during the holiday season.
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
Executive Summary
The Company’s net sales increased 12.7% in the first quarter of 2017 to $308.9 million, compared to net sales of $274.1 million in the first quarter of 2016. These results reflect the Company’s continued brand momentum and continued execution of its strategy to grow market share in its core golf equipment business and in tangential areas. This increase was due to an increase of 2.9% in the Company’s core business due to the success of the Epic family of drivers and fairway woods, as well as the continued success of the Chrome Soft line of golf balls. The balance of the increase, 9.8%, was driven by incremental sales in the Company’s gear and accessories business as a result of the Company’s apparel joint venture in Japan which was formed in July 2016, and the recent acquisition of OGIO in January 2017.
The Company’s gross profit improved 11.6% to $147.7 million in the first quarter of 2017 compared to $132.4 million in the first quarter of 2016. Gross profit as a percentage of sales decreased 50 basis points to 47.8% in the first quarter of 2017 from 48.3% in the first quarter of 2016 largely due to the newly acquired businesses mentioned above, which have lower gross margins relative to the Company’s core business. This decrease was partially offset by a favorable shift in product mix due to the successful launch of the Epic line of drivers and fairway woods, which have higher average selling prices and margins compared to the XR line of drivers launched in the same period in 2016.
Operating expenses increased $16.4 million or 18.9% compared to the first quarter of 2016 primarily due to the Company’s newly acquired businesses, which represent 9.1% of the total increase. The remaining increase was largely due to $4.0 million of non-recurring transaction and transition charges related to the OGIO acquisition combined with increases in marketing and tour expense, and employee costs.
Net interest expense was flat period over period, and other income (expense) decreased to other expense of $4.4 million in the first quarter of 2017 compared to $4.9 million in the first quarter of 2016 primarily due to a decline in net losses from the Company's foreign currency exchange hedging contracts.
The provision for income taxes increased by $11.8 million to $13.2 million in the first quarter of 2017 compared to $1.4 million in the comparable period in 2016 primarily due to the recognition of income tax expense on the Company’s U.S. operations in the first quarter of 2017. The Company did not recognize income taxes on its U.S. operations in the first quarter of 2016 due to the valuation allowance that was in place at the time on its U.S. deferred tax assets. The Company reversed a significant portion of this valuation allowance in the fourth quarter of 2016.

Net income decreased $12.7 million or 33.1% to $25.7 million in the first quarter of 2017 compared to $38.4 million in the first quarter of 2016, and diluted earnings per share decreased to $0.27 on 95.9 million shares outstanding compared to $0.40 on 95.4 million shares outstanding, respectively, due to the increase in income taxes and the one-time charges associated with the OGIO acquisition as discussed above.
Three-Month Periods Ended March 31, 2017 and 2016
Net sales for the first quarter of 2017 increased by $34.8 million (12.7%) to $308.9 million compared to $274.1 million in the first quarter of 2016. This improvement was driven by an increase in sales of gear, accessories and other due to the acquisition of OGIO (completed in January 2017), an increase in apparel sales in Japan due to the Company's apparel joint venture (which was established during the third quarter of 2016), an increase in sales of the Company's woods products primarily due to the success of the Company's new Epic drivers launched during the current quarter, and an increase in golf balls due to the success of the Company's new Supersoft and Chrome Soft X golf balls launched during the current quarter. These increases were offset by decreases in irons and putter sales. Net sales increased in all regions as noted below.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2017	2016	Dollars	Percent
Net sales:
Golf clubs	$193.6	$195.1	$(1.5)	(0.8)%
Golf balls	48.2	41.4	6.8	16.4%
Gear, accessories and other	67.1	37.6	29.5	78.5%
	$308.9	$274.1	$34.8	12.7%
For further discussion of each operating segment’s results, see "Operating Segments Results for the Three Months Ended March 31, 2017 and 2016" below.
Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth
	2017	2016	Dollars	Percent
Net sales:
United States	$179.8	$160.1	$19.7	12.3%
Europe	43.1	37.9	5.2	13.7%
Japan	46.5	39.3	7.2	18.3%
Rest of Asia	18.3	15.8	2.5	15.8%
Other countries	21.2	21.0	0.2	1.0%
	$308.9	$274.1	$34.8	12.7%
Net sales in the United States increased $19.7 million (12.3%) to $179.8 million during the first quarter of 2017 compared to $160.1 million in the first quarter of 2016, primarily due to an increase in sales of drivers and golf balls due to the success of the Company's new Epic drivers launched during the current quarter and the continued success of the Chrome Soft line of golf balls, combined with an increase in sales of gear, accessories and other due to the Company's acquisition of OGIO in January 2017. The Company’s sales in regions outside of the United States increased $15.1 million (13.2%) to $129.1 million for the first quarter of 2017 compared to $114.0 million in the first quarter of 2016. The increase in sales in foreign regions was primarily due to a $7.2 million increase in Japan, primarily due to an increase in apparel sales resulting from the Company's apparel joint venture established during the third quarter of 2016, partially offset by an increase in promotional activity period over period. Additionally, sales in Europe increased $5.2 million due to increased sales of drivers and golf balls as noted above. These increases were partially offset by the negative impact of $1.6 million in foreign currency due to fluctuations in foreign currency rates relative to the same period in the prior year.

Gross profit increased $15.3 million (11.6%) to $147.7 million in the first quarter of 2017 compared to $132.4 million in the first quarter of 2016. However, gross profit as a percentage of net sales (“gross margin”) decreased to 47.8% in the first quarter of 2017 compared to 48.3% in the first quarter of 2016. The decrease in gross margin was primarily due to lower margins from the newly acquired businesses, which had a negative impact on gross margin of 90 basis points. This decrease was offset by an improvement of 40 basis points primarily due to a favorable shift in product mix within the woods category due to the successful launch of the Epic drivers in the current quarter, which have higher margins compared to the XR line of drivers launched in 2016. See "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Operating Segments Results for the Three Months Ended March 31, 2017 and 2016—Segment Profitability" below for further discussion of gross margin.
Selling expenses increased by $8.5 million to $71.8 million (23.2% of net sales) in the first quarter of 2017 compared to $63.3 million (23.1% of net sales) in the first quarter of 2016. This increase was primarily due to an additional $5.3 million of selling costs resulting from both the formation and consolidation of the Company's apparel joint venture in Japan established during the third quarter of 2016, and the acquisition of OGIO in January 2017, as well as increases of $1.5 million in employee costs due to an increase in sales commissions and $1.2 million in marketing and tour expenses.
General and administrative expenses increased by $7.3 million to $22.8 million (7.4% of net sales) in the first quarter of 2017 compared to $15.5 million (5.7% of net sales) in the first quarter of 2016. This increase was primarily due to an additional $4.5 million of general and administrative costs resulting from both the formation and consolidation of the Company's apparel joint venture in Japan established during the third quarter of 2016, and the acquisition of OGIO in January 2017, combined with increases of $1.4 million in accrued employee incentive compensation expense and stock compensation expense and $1.9 million in professional fees primarily in connection with the OGIO acquisition.
Research and development expenses increased by $0.7 million to $8.9 million (2.9% of net sales) in the first quarter of 2017 compared to $8.2 million (3.0% of net sales) in the first quarter of 2016, primarily due to an increase in accrued employee incentive compensation expense.
Net interest income/expense was flat in the first quarter of 2017 compared to the first quarter of 2016.
Other income/expense, net decreased to other expense of $4.4 million in the first quarter of 2017 compared to other expense of $4.9 million in the first quarter of 2016, primarily due to a decrease in net foreign currency losses period over period.
The Company’s provision for income taxes increased by $11.8 million to $13.2 million in the first quarter of 2017, compared to $1.4 million in the first quarter of 2016, primarily due to the recognition of income tax expense on the Company's U.S. operations in the first quarter of 2017. The Company's full valuation allowance that was established in June 2011 against the Company's U.S. deferred tax assets resulted in minimal U.S. tax expense in the first quarter of 2016. During the fourth quarter of 2016, the Company reversed a significant portion of the valuation allowance against those deferred tax assets. As a result of the reversal, the Company began recognizing income taxes again on its U.S. operations in the first quarter of 2017. For further discussion see Note 10 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net income for the first quarter of 2017 decreased $12.7 million to $25.7 million compared to $38.4 million in the first quarter of 2016. Diluted income per share decreased to $0.27 in the first quarter of 2017 compared to $0.40 in the first quarter of 2016.

Operating Segments Results for the Three Months Ended March 31, 2017 and 2016
Golf Clubs
Golf club sales decreased $1.5 million (0.8%) to $193.6 million in the first quarter of 2017 compared to $195.1 million in the first quarter of 2016. This decrease was primarily due to a decline in sales of irons and putters compared to the prior year due to a shift in product launch timing. This decline was almost completely offset by an increase in woods sales due to the success of the Company's new Epic drivers launched during the current quarter. Net sales by product category is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2017	2016	Dollars	Percent
Net sales:
Woods	$107.6	$89.3	$18.3	20.5%
Irons	59.0	75.6	(16.6)	(22.0)%
Putters	27.0	30.2	(3.2)	(10.6)%
	$193.6	$195.1	$(1.5)	(0.8)%

The $18.3 million (20.5%) increase in net sales of woods to $107.6 million for the quarter ended March 31, 2017, compared to $89.3 million in the comparable period in 2016, was primarily due to a 33.5% increase in average selling prices partially offset by a 10.0% decline in sales volume. The increase in average selling prices primarily resulted from a favorable shift in product mix due to the success of the Company's more premium Epic family of drivers and fairway woods launched during the current quarter compared to sales of the Company's more moderately priced XR 16 woods products launched in the first quarter of the prior year. The decline in sales volume was primarily due to a shift in launch timing of the Company's hybrid products with the launch of the OS hybrids in 2016 and no first quarter hybrid launch in 2017.
Net sales of irons decreased $16.6 million (22.0%) to $59.0 million for the quarter ended March 31, 2017 compared to $75.6 million in the same period in the prior year. This was due to a decline in both sales volume and average selling prices compared to the prior year. The 21.3% decrease in sales volumes was primarily due to a shift in launch timing resulting in fewer new irons products launched during the first quarter of 2017 compared to the first quarter of 2016. The 1.9% decline in average selling prices was primarily due to an increase in promotional activity compared to the same period in the prior year.
Net sales of putters decreased $3.2 million (10.6%) to $27.0 million for the quarter ended March 31, 2017 compared to the same period in the prior year primarily due to a decrease in sales volume with relatively flat average selling prices. The 10.6% decline in sales volume was primarily due to a decline in sales of the Company's value putters compared to the same period in the prior year.
Golf Balls
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth
	2017	2016	Dollars	Percent
Net sales:
Golf balls	$48.2	$41.4	$6.8	16.4%
Net sales of golf balls increased $6.8 million (16.4%) to $48.2 million for the quarter ended March 31, 2017 compared to $41.4 million in the same period in the prior year primarily due to a 16.1% increase in sales volume with relatively flat average selling prices. The increase in sales volume was primarily due to the success of the Company's new Supersoft and Chrome Soft X golf balls launched during the current quarter compared to the Chrome Soft golf ball launched last year and the prior Supersoft ball which was in the second year of its product life-cycle.

Gear, Accessories and Other
Net sales information for the gear, accessories and other segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth
	2017	2016	Dollars	Percent
Net sales:
Gear, accessories and other	$67.1	$37.6	$29.5	78.5%
Net sales of gear, accessories and other increased $29.5 million (78.5% ) to $67.1 million for the quarter ended March 31, 2017 compared to $37.6 million in the same period in the prior year primarily due to an increase in sales of bags and gear resulting from the Company's acquisition of OGIO in January 2017, as well as an increase in apparel sales primarily due to the Company's apparel joint venture in Japan established during the third quarter of 2016. Additionally, sales of Callaway gloves, golf bags and headwear increased during the first quarter of 2017 compared to the first quarter of 2016.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2017	2016	Dollars	Percent
Income before income taxes:
Golf clubs	$34.9	$35.4	$(0.5)	(1.4)%
Golf balls	11.5	10.6	0.9	8.5%
Gear, accessories and other	9.6	9.5	0.1	1.1%
Reconciling items(1)	(16.9)	(15.7)	(1.2)	(7.6)%
	$39.1	$39.8	$(0.7)	(1.8)%

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items was primarily due to a $1.7 million increase in corporate general and administrative expenses, driven primarily by costs incurred in connection with the OGIO acquisition in January 2017 combined with increases in accrued employee incentive compensation expense and stock compensation expense, partially offset by a $0.5 million decrease in net foreign currency losses recognized period over period.

Pre-tax income in the Company’s golf clubs operating segment decreased to $34.9 million in the first quarter of 2017 from $35.4 million in the first quarter of 2016. This decrease was primarily due to a $0.6 million increase in operating expenses, partially offset by a $0.1 million increase in gross profit (or an increase of 40 basis points in gross margin). The increase in operating expenses was primarily due to increases in employee costs and marketing and tour expenses.
Pre-tax income in the Company’s golf balls operating segment increased to $11.5 million in the first quarter of 2017 from $10.6 million in the first quarter of 2016. This increase was primarily due to a $2.9 million increase in gross profit offset by a $2.0 million increase in operating expenses. The increase in gross profit resulted from a $6.8 million increase in sales period over period. Despite the increase in gross profit, gross margin declined by 100 basis points primarily due to an increase in cost related to the new technology incorporated into the Company's current year Chrome Soft golf balls. The increase in operating expenses was primarily due to increases in employee costs and marketing and tour expenses.
Pre-tax income in the Company's gear, accessories and other operating segment increased to $9.6 million in the first quarter of 2017 from $9.5 million in the first quarter of 2016. This increase was primarily due to a $12.3 million increase in gross profit, offset by a $12.2 million increase in operating expenses, both due to the incremental sales and expenses from the acquisition of OGIO in the first quarter of 2017, and the Company's apparel joint venture in Japan established during the third quarter of 2016.
Financial Condition
The Company’s cash and cash equivalents decreased $78.0 million to $48.0 million at March 31, 2017 from $126.0 million at December 31, 2016. The decrease in cash was primarily driven by $66.0 million used to fund the Company's acquisition of

OGIO in January 2017, and it also reflects the general seasonality of the Company's business. Cash used in operating activities improved to $62.8 million during the first quarter of 2017 compared to $71.5 million during the comparable period of 2016, primarily due to an overall improvement in the Company's cash collection cycle as a result of improved payment terms period over period combined with the timing of inventory purchases and improved inventory management period over period. During the first quarter of 2017, the Company used its cash and cash equivalents and borrowings under its credit facilities to fund operating activities as well as $6.3 million in capital expenditures and the OGIO acquisition as discussed above. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its credit facilities, as deemed necessary. See Note 3 "Financing Arrangements" to the Note to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-Q for further information on the ABL Facility.
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of March 31, 2017, the Company’s net accounts receivable increased to $245.1 million from $127.9 million as of December 31, 2016. The increase in accounts receivable reflects the general seasonality of the business and was primarily attributable to net sales of $308.9 million during the first quarter of 2017 compared to net sales of $163.7 million during the fourth quarter of 2016. The Company’s net accounts receivable as of March 31, 2017 increased by $11.9 million compared to the Company’s net accounts receivable as of March 31, 2016. This increase was primarily attributable to a $34.8 million increase in net sales in the first quarter of 2017 compared to the first quarter of 2016, offset by an overall improvement in payment terms.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s inventory decreased to $179.0 million as of March 31, 2017 compared to $189.4 million as of December 31, 2016. This decrease was primarily due to improved inventory management combined with the general seasonality of the Company's business. The Company’s inventory as of March 31, 2017 decreased by $7.1 million compared to the Company's inventory as of March 31, 2016 primarily due to improved inventory management period over period.
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
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016). If the Company is unable to generate sufficient cash flows to fund its business due to a decline in sales or otherwise and is unable to reduce its manufacturing costs and operating expenses to offset such decline, the Company will need to increase its reliance on its credit facilities for needed liquidity. If the credit facilities are not then available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be materially adversely affected.
To further enhance its liquidity position and make strategic investments, the Company may obtain additional financing, which could consist of equity or debt financing from public and/or private credit and capital markets. In 2014, the Company filed a universal shelf registration statement with the Commission for the future sale of up to $200.0 million of debt securities, common stock, preferred stock, depositary shares, warrants, rights, stock purchase contracts, stock purchase units and units. The securities may be offered from time to time, separately or together, directly by the Company or through underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. The universal shelf registration statement expires in August 2017.
As of March 31, 2017, approximately 88% of the Company’s total cash is held in regions outside of the United States. If the Company were to repatriate such cash, outside of settling intercompany balances during the normal course of operations, it would need to accrue and pay incremental U.S. federal and state income taxes, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards. The Company has not, nor does it intend to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. In 2015 and 2014, the Company ceased its business operations in Thailand and Malaysia, respectively, and accordingly, the Company no longer maintains a permanent reinvestment assertion with respect to these two entities. In April 2017, the Company substantially completed the liquidation process for it's subsidiary in Malaysia and repatriated the undistributed earnings of this entity to the United States. The amount repatriated was not material to the Company's consolidated condensed financial statements. The Company intends to repatriate the undistributed earnings from its Thailand entity to the United States at the time that the winding-down process has been completed. As of March 31, 2017, the Company had an accrual for the estimated incremental U.S. income taxes related to reversing its permanent indefinite reinvestment assertion. The Company anticipates that these incremental U.S. income taxes will be offset by the utilization of the Company's cumulative U.S. net operating losses. Except for the Company's foreign subsidiaries in Thailand and Malaysia, the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon.
Other Significant Cash and Contractual Obligations
The table set forth below summarizes certain significant cash obligations as of March 31, 2017 that could affect the Company’s future liquidity.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Primary Asset-Based Revolving Credit Facility	$59.0	$59.0	$—	$—	$—
Japan ABL facilities	18.0	18.0	—	—	—
Capital leases (1)	0.3	0.2	0.1	—	—
Operating leases(2)	25.1	6.6	7.0	3.7	7.8
Unconditional purchase obligations(3)	78.2	47.1	25.1	6.0	—
Uncertain tax contingencies(4)	4.0	0.2	1.2	0.4	2.2
Total	$184.6	$131.1	$33.4	$10.1	$10.0

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

(4)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of March 31, 2017. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion see Note 10 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company has also issued guarantees in the form of a standby letter of credit in the amount of $0.8 million as security for contingent liabilities under certain workers’ compensation insurance policies.
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2017 was not material to the Company’s financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time (see Note 11 “Commitments & Contingencies” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and “Legal Proceedings” in Part II, Item 1 of this Form 10-Q).
Capital Expenditures
The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures ranging between approximately $25.0 million to $30.0 million for the year ending December 31, 2017.
Off-Balance Sheet Arrangements
The company has no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).
Critical Accounting Policies and Estimates
There have been no material changes to the Company's critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company's Form 10-K for the fiscal year ended December 31, 2016.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
The Company uses derivative financial instruments to mitigate its exposure to changes in foreign currency exchange rates. Transactions involving these financial instruments are with creditworthy banks, including one of the banks that is party to the Company’s ABL Facility (see Note 3 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company is also exposed to interest rate risk from its credit facilities.

Foreign Currency Fluctuations
Information about the Company's foreign currency hedging activities is set forth in Note 14 “Derivatives and Hedging,” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2017 through its foreign currency forward contracts.
The estimated maximum one-day loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, is $28.3 million at March 31, 2017. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities. Outstanding borrowings under these credit facilities accrue interest as described in Note 3 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.1 million over a 12-month period ending on March 31, 2017.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness, as of March 31, 2017, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information set forth in Note 11 “Commitments & Contingencies,” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q, is incorporated herein by this reference.
Item 1A. Risk Factors
Certain Factors Affecting Callaway Golf Company
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2016, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2016 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In August 2014, the Company's Board of Directors authorized a $50.0 million share repurchase program under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The repurchases are made consistent with the terms of the Company's ABL facility which limits the amount of stock that can be repurchased. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.
The following table summarizes the purchases by the Company during the first quarter of 2017. Included in these repurchases are shares the Company acquired to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended March 31, 2017
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
January 1, 2017-January 31, 2017	361	$11.33	361	$37,795,797
February 1, 2017-February 28, 2017	1,074	$10.50	1,074	$26,514,488
March 1, 2017-March 31, 2017	—	$—	—	$26,514,488
Total	1,435	$10.71	1,435	$26,514,488
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

10.1
Seventh Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of March 24, 2017, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Callaway Golf European Holding Company Limited, OGIO International, Inc., Bank of America, N.A. as administrative agent and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 28, 2017 (file no. 1-10962).

10.2	Third Amendment to Amended & Restated Executive Entrustment Agreement effective March 29, 2017, by and between the Company and Alex Boezeman. †

10.3
Callaway Golf Company Amended and Restated 2004 Incentive Plan, incorporated herein by this reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on March 22, 2017 (file no. 1-10962).

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Brian P. Lynch pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Oliver G. Brewer III and Brian P. Lynch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.1	XBRL Instance Document †

101.2	XBRL Taxonomy Extension Schema Document †

101.3	XBRL Taxonomy Extension Calculation Linkbase Document †

101.4	XBRL Taxonomy Extension Definition Linkbase Document †

101.5	XBRL Taxonomy Extension Label Linkbase Document †

101.6	XBRL Taxonomy Extension Presentation Linkbase Document †

(†) Included with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ Jennifer Thomas
Jennifer Thomas
Vice President and Chief Accounting Officer
Date: May 8, 2017

EXHIBIT INDEX

Exhibit	Description

10.2	Third Amendment to Amended & Restated Executive Entrustment Agreement effective March 29, 2017, by and between the Company and Alex Boezeman.

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian P. Lynch pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Oliver G. Brewer III and Brian P. Lynch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document

101.2	XBRL Taxonomy Extension Schema Document

101.3	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	XBRL Taxonomy Extension Definition Linkbase Document

101.5	XBRL Taxonomy Extension Label Linkbase Document

101.6	XBRL Taxonomy Extension Presentation Linkbase Document