Form 10-Q
period 2017-06-30
CALLAWAY GOLF CO
filed 2017-08-07
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the number of shares outstanding of the Registrant’s common stock outstanding was 94,371,822.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "on track," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, market conditions, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the expected timing and completion of, and the integration of, the recently announced acquisition of TravisMathew, LLC (“TravisMathew”), the integration of the OGIO International, Inc ("OGIO") acquisition, the related financial impact of the future business and prospects of the Company, TravisMathew and OGIO, and the expected continued financial impact of the Company's joint venture in Japan. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:

•	certain risks and uncertainties, including changes in capital market or economic conditions;

•	delays or difficulties in the completion of, or the integration of, the TravisMathew acquisition;

•	delays or difficulties in the integration of the OGIO acquisition;

•	consumer acceptance of and demand for the Company’s products;

•	future retailer purchasing activity, which can be significantly affected by adverse industry conditions and overall retail inventory levels;

•	any unfavorable changes in U.S. trade, tax or other policies, including restrictions on imports or an increase in import tariffs;

•	the level of promotional activity in the marketplace;

•	future consumer discretionary purchasing activity, which can be significantly adversely affected by unfavorable economic or market conditions;

•	significant fluctuations in foreign currency exchange rates;

•	the ability of the Company to manage international business risks;

•	future changes in foreign currency exchange rates and the degree of effectiveness of the Company’s hedging programs;

•	adverse changes in the credit markets or continued compliance with the terms of the Company’s credit facilities;

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

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$61,959	$125,975
Accounts receivable, net	224,649	127,863
Inventories	171,780	189,400
Income taxes receivable	2,849	637
Other current assets	20,796	16,550
Total current assets	482,033	460,425
Property, plant and equipment, net	60,654	54,475
Intangible assets, net	139,960	88,731
Goodwill	31,908	25,593
Deferred taxes, net	82,835	114,707
Investment in golf-related venture (Note 8)	48,997	48,997
Other assets	8,777	8,354
Total assets	$855,164	$801,282
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$144,978	$132,521
Accrued employee compensation and benefits	27,323	32,568
Asset-based credit facilities	6,231	11,966
Accrued warranty expense	5,969	5,395
Income tax liability	3,491	4,404
Total current liabilities	187,992	186,854
Long-term liabilities:
Income tax payable	3,729	3,608
Deferred taxes, net	1,734	1,596
Long-term incentive compensation and other	783	624
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 95,042,557 and 94,214,295 shares issued at June 30, 2017 and December 31, 2016, respectively	950	942
Additional paid-in capital	328,650	330,206
Retained earnings	342,300	287,129
Accumulated other comprehensive loss	(12,905)	(18,466)
Less: Common stock held in treasury, at cost, 670,735 and 97,837 shares at June 30, 2017 and December 31, 2016, respectively	(7,201)	(905)
Total Callaway Golf Company shareholders’ equity	651,794	598,906
Non-controlling interest in consolidated entity (Note 7)	9,132	9,694
Total shareholders’ equity	660,926	608,600
Total liabilities and shareholders’ equity	$855,164	$801,282

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$304,548	$245,594	$613,475	$519,647
Cost of sales	156,383	134,961	317,595	276,622
Gross profit	148,165	110,633	295,880	243,025
Operating expenses:
Selling expense	68,102	64,388	139,864	127,674
General and administrative expense	22,155	17,089	45,019	32,633
Research and development expense	8,863	8,288	17,745	16,522
Total operating expenses	99,120	89,765	202,628	176,829
Income from operations	49,045	20,868	93,252	66,196
Interest income	305	332	336	494
Interest expense	(855)	(679)	(1,601)	(1,462)
Gain on sale of investment in golf-related venture (Note 8)	—	17,662	—	17,662
Other expense, net	(971)	(2,141)	(5,377)	(7,057)
Income before income taxes	47,524	36,042	86,610	75,833
Income tax provision	16,050	1,937	29,256	3,338
Net income	31,474	34,105	57,354	72,495
Less: Net income attributable to non-controlling interest	31	—	222	—
Net income attributable to Callaway Golf Company	$31,443	$34,105	$57,132	$72,495

Earnings per common share:
Basic	$0.33	$0.36	$0.61	$0.77
Diluted	$0.33	$0.36	$0.59	$0.76
Weighted-average common shares outstanding:
Basic	94,213	94,029	94,142	93,990
Diluted	96,197	95,893	96,073	95,658

Dividends declared per common share	$0.01	$0.01	$0.02	$0.02

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$31,474	$34,105	$57,354	$72,495
Other comprehensive income
Change in fair value of derivative instruments	(462)	64	(3,618)	(2,223)
Foreign currency translation adjustments	2,583	(1,143)	8,571	3,618
Comprehensive income, before income tax on other comprehensive income items	33,595	33,026	62,307	73,890
Income tax benefit (expense) on derivative instruments	364	(29)	798	62
Comprehensive income	33,959	32,997	63,105	73,952
Less: Comprehensive income (loss) attributable to non-controlling interest	(79)	—	190	—
Comprehensive income attributable to Callaway Golf Company	$34,038	$32,997	$62,915	$73,952

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$57,354	$72,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,497	8,337
Deferred taxes	33,028	(347)
Share-based compensation	5,402	4,329
Loss (gain) on disposal of long-lived assets and deferred gain amortization	1,035	(124)
Gain on sale of investment in golf-related venture	—	(17,662)
Unrealized losses on foreign currency forward contracts	1,550	884
Change in assets and liabilities:
Accounts receivable, net	(84,368)	(86,452)
Inventories	28,022	61,843
Other assets	(5,901)	918
Accounts payable and accrued expenses	(10,335)	(18,475)
Accrued employee compensation and benefits	(5,695)	(8,119)
Accrued warranty expense	574	466
Income taxes receivable/payable, net	(2,941)	(161)
Other liabilities	102	(171)
Net cash provided by operating activities	26,324	17,761
Cash flows from investing activities:
Acquisition, net of cash acquired	(57,890)	—
Capital expenditures	(12,186)	(7,487)
Proceeds from sales of property and equipment	560	20
Proceeds from sale of investment in golf-related venture	—	23,429
Collection of note receivable	—	3,104
Investments in golf-related venture	—	(1,560)
Net cash (used in) provided by investing activities	(69,516)	17,506
Cash flows from financing activities:
Repayments of asset-based credit facilities, net	(5,735)	(9,638)
Acquisition of treasury stock	(16,410)	(5,133)
Dividends paid	(1,882)	(1,882)
Distribution to non-controlling interest	(974)	—
Exercise of stock options	3,085	2,096
Net cash used in financing activities	(21,916)	(14,557)
Effect of exchange rate changes on cash and cash equivalents	1,092	(2,892)
Net (decrease) increase in cash and cash equivalents	(64,016)	17,818
Cash and cash equivalents at beginning of period	125,975	49,801
Cash and cash equivalents at end of period	$61,959	$67,619
Supplemental disclosures:
Cash paid for income taxes, net	$6,217	$3,920
Cash paid for interest and fees	$1,179	$1,109
Non-cash investing and financing activities:
Issuance of treasury stock for compensatory stock awards released from restriction	$5,414	$817
Accrued capital expenditures at period-end	$1,661	$640
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance at December 31, 2016	94,214	$942	$330,206	$287,129	$(18,466)	(98)	$(905)	$598,906	$9,694	$608,600
Acquisition of treasury stock	—	—	—	—	—	(1,522)	(16,410)	(16,410)	—	(16,410)
Exercise of stock options	—	—	(1,615)	—	—	443	4,700	3,085	—	3,085
Compensatory awards released from restriction	825	8	(5,422)	—	—	506	5,414	—	—	—
Share-based compensation	—	—	5,402	—	—	—	—	5,402	—	5,402
Stock dividends	4	—	79	(79)	—	—	—	—	—	—
Cash dividends	—	—	—	(1,882)	—	—	—	(1,882)	—	(1,882)
Equity adjustment from foreign currency translation	—	—	—	—	8,381	—	—	8,381	190	8,571
Change in fair value of derivative instruments	—	—	—	—	(2,820)	—	—	(2,820)	—	(2,820)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(974)	(974)
Net income	—	—	—	57,132	—	—	—	57,132	222	57,354
Balance at June 30, 2017	95,043	$950	$328,650	$342,300	$(12,905)	(671)	$(7,201)	$651,794	$9,132	$660,926

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
In March 2016, the FASB issued ASU No. 2016-04, "Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products." The amendment clarifies when it is acceptable to recognize the unredeemed portion of prepaid gift cards into income, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. As of June 30, 2017, the Company had $993,000 of deferred revenue related to unredeemed gift cards. The Company does not expect the adoption of this ASU will have a material impact on its consolidated condensed financial statements and disclosures.
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
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendment requires (i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). This amendment eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As of June 30, 2017, the Company had an investment in Topgolf International, Inc. of $48,997,000 that was accounted for at cost in accordance with ASC Topic 325, “Investments—Other” (see Note 8). Based on prior observable market transactions, the Company believes that the fair value of its investment in Topgolf significantly exceeds its cost. However, the Company is currently unable to estimate the fair value of this investment as of June 30, 2017, as it was not practical to do so, and there were no recent identifiable events or changes in circumstances that had a significant effect on fair value. If there are any observable price changes related to this investment or a similar investment of the same issuer in fiscal years beginning after December 15, 2017, the Company would be required to write this investment up or down to its estimated fair value, which could have a significant effect on the Company's financial position and results of operations.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures regarding revenue and contracts with customers. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Entities can adopt this ASU using the full retrospective application or the modified retrospective application. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not intend to early adopt the new standard, and is currently evaluating the transition method of adoption. The Company is currently comparing the requirements of this ASU with the current requirements for recognizing revenue and identifying the potential differences. The Company expects that this new standard will not change the total amount of revenue recognized, but rather will shift the timing of when certain sales promotions are recognized to earlier in the product life cycle. The Company is currently unable to quantify the impact of this ASU on its consolidated financial statements until the Company has completed its full analysis.
Note 2. Business Combinations
Acquisition of OGIO International, Inc.
On January 11, 2017, the Company acquired all of the outstanding shares of capital stock of OGIO International, Inc. (“OGIO”), a leading manufacturer of high quality bags, accessories and apparel in the golf and lifestyle categories, in a cash transaction pursuant to the terms of a Share Purchase Agreement, by and among the Company, OGIO, and each of the shareholders and option holders of OGIO. The primary reason for the acquisition was to enhance the Company's presence in golf while also providing a platform for future growth in the lifestyle category.
The purchase price of the acquisition was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition in accordance with ASC Topic 820, "Fair Value Measurement." The excess between the purchase price and the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The Company determined the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The Company may adjust the purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as it obtains more information as to facts and circumstances existing as of the acquisition date.
The acquired trade names/trademarks, customer and distributor relationships, inventory and non-compete agreements are subject to fair value measurements that were based primarily on significant inputs not observable in the market and thus represent Level 3 measurements (see Note 13). The fair value of furniture, fixtures, office equipment, leasehold improvements, computer equipment and warehouse equipment were all valued at their replacement cost, which the Company determined was the net book value of the assets on the date of the acquisition. Inventory was valued using the net realizable value approach, which was based on the estimated selling price in the ordinary course of business less reasonable disposal costs. The customer and distributor relationships were valued under the income approach based on the present value of future earnings. The trade name was valued under the royalty savings income approach method, which is equal to the present value of the after-tax royalty savings attributable to owning the trade name as opposed to paying a third party for its use. For this valuation the Company used a royalty rate of 7.5%, which is reflective of royalty rates paid in market transactions, and a discount rate of 14.0% on the future cash flows generated by the net after-tax savings. The goodwill of $5,543,000 arising from the acquisition consists largely of the synergies expected from combining the operations of the Company and OGIO. The acquisition is treated as an asset purchase for tax purposes. As such, the Company expects to deduct all of the intangible assets for income tax purposes. All of the goodwill was assigned to the gear, accessories and other operating segment.
At the acquisition date, the total purchase price was valued at approximately $66,032,000. Due to the subsequent measurement of liabilities assumed in the acquisition, the purchase price was reduced to $65,951,000 as of June 30, 2017. The Company incurred transaction costs of approximately $3,052,000, of which $1,805,000 was recognized in general and administrative expenses during the six months ended June 30, 2017. The remainder was recognized in 2016.
The pro-forma effects of this acquisition would not have been material to the Company's results of operations in 2016 and are therefore not presented. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation (in thousands):

At January 11, 2017
Assets Acquired
Cash	$8,061
Accounts receivable	8,038
Inventory	7,092
Other current assets	328
Property and equipment	2,369
Intangibles - trade name	49,700
Intangibles - customer lists	1,500
Intangibles - non-compete agreements	150
Goodwill	5,543
Total assets acquired	82,781
Liabilities Assumed
Accounts Payable and accrued liabilities	16,830
Net assets acquired	$65,951
Note 3. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its primary and Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of June 30, 2017, the Company had $6,231,000 in borrowings outstanding under all facilities, $861,000 in outstanding letters of credit, and $61,959,000 in cash and cash equivalents. At June 30, 2016, the Company had $5,331,000 in borrowings outstanding under all facilities, $951,000 in outstanding letters of credit, and $67,619,000 in cash and cash equivalents. The combined maximum amount that could have been outstanding under all facilities on June 30, 2017, after letters of credit, was $174,340,000, resulting in total available liquidity including cash on hand of $236,299,000 compared to the maximum amount that could have been outstanding under all facilities on June 30, 2016, after letters of credit, of $148,712,000, resulting in total available liquidity including cash on hand of $216,331,000.
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
As of June 30, 2017, the Company had no borrowings outstanding under the ABL Facility and $861,000 in outstanding letters of credit. The maximum amount of additional indebtedness (as defined by the ABL Facility) that could have been outstanding on June 30, 2017, after outstanding borrowings and letters of credit, was approximately $151,398,000. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business and increases and decreases with changes in the Company’s inventory and accounts receivable balances. The maximum availability is at its highest during the first half of the year when the Company’s inventory and accounts receivable balances are higher and is lower during the second half of the year when the Company's inventory levels decrease and its accounts receivable decrease as a result of cash collections and lower sales. Average outstanding borrowings during the six months ended June 30, 2017 were $39,500,000, and the average amount available under the ABL Facility during the six months ended June 30, 2017, after outstanding borrowings and letters of credit, was approximately $121,065,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable on June 23, 2019.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including meeting certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. The "fixed charge coverage ratio" is the ratio of (i) the 12-month trailing EBITDA (as defined in the ABL Facility) adjusted for capital expenditures and taxes paid, to (ii) interest expense and certain distributions paid in the trailing 12-month period adjusted for debt amortization, if any. These restrictions do not materially limit the Company's ability to pay future dividends at the current dividend rate. As of June 30, 2017, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below $23,000,000. The Company’s borrowing base availability was above $23,000,000 during the six months ended June 30, 2017, and the Company was in compliance with the fixed charge coverage ratio as of June 30, 2017. Had the Company not been in compliance with the fixed charge coverage ratio as of June 30, 2017, the Company's maximum amount of additional indebtedness that could have been outstanding on June 30, 2017 would have been reduced by $23,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. The applicable margin for any month could be reduced by 0.25% if the Company’s availability ratio is greater than or equal to 67% and the Company’s “leverage ratio” (as defined below) is less than 4.0 to 1.0 as of the last day of the month for which financial statements have been delivered, so long as no default or event of default exists. The Company’s “leverage ratio” is the ratio of the amount of debt for borrowed money to the 12-month trailing EBITDA (as defined in the ABL Facility), each determined on a consolidated basis. At June 30, 2017, the Company’s trailing 12 month average interest rate applicable to its outstanding loans under the ABL Facility, not including the fees described below, was 3.03%.
The ABL Facility provides for monthly fees ranging from 0.25% to 0.375% of the unused portion of the ABL Facility, depending on the prior month’s average daily balance of revolver loans and stated amount of letters of credit relative to lenders’ commitments.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $5,021,000, which are amortized into interest expense over the term of the ABL Facility agreement. Unamortized fees at June 30, 2017 and December 31, 2016 totaled $1,065,000 and $1,297,000, respectively, of which $532,000 and $519,000 were included in other current assets, respectively, and $533,000 and $778,000 were included in other assets, respectively, in the accompanying consolidated condensed balance sheets.
In July 2017, the Company amended the ABL Facility and entered into a stretch term loan facility ("Stretch Facility") for $60,000,000 that is in addition to the amounts available under the ABL Facility. Loans under the Stretch Facility ("Term Loans") bear interest at the current rates under the ABL Facility, plus 250 basis points. The Stretch Facility matures on the earlier of (i) four years from the commencement date of the facility and (ii) the maturity of the ABL Facility, and amortizes over a three year period, beginning in the second year of the facility. The Company must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 and a leverage ratio of 4.0 to 1.0 or less at any time when there is $20,000,000 or more outstanding in Term Loans. The Stretch Facility is collateralized by the same assets as those under the ABL Facility, and is subject to certain restrictions, including placing liens on certain assets, in addition to limits on certain distributions.
Japan ABL Facilities
The Company has a separate asset-based loan and guarantee agreement, as amended, between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFG, Ltd and The Development Bank of Japan, which provides a credit facility of up to 2,000,000,000 Yen (or U.S. $17,802,000, using the exchange rate in effect as of June 30, 2017) over a two-year term, subject to borrowing base availability under the facility. The amounts outstanding are secured by certain assets, including eligible inventory. The Company had 700,000,000 Yen (or U.S. $6,231,000) in borrowings outstanding under this facility as of June 30, 2017. The maximum amount that could have been outstanding at June 30, 2017 was 1,578,172,000 Yen (or U.S. $14,042,000). The facility also includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of June 30, 2017, the Company was in compliance with these covenants. This facility is subject to an effective interest rate equal to TIBOR plus 0.25%. At June 30, 2017, the trailing 12-month average interest rate applicable to the Company's outstanding loans under this facility together with fees was 0.30%.
During the first quarter of 2017, the Company entered into a second asset-based loan between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFG, Ltd, which provides a credit facility of up to 1,000,000,000 Yen (or U.S. $8,898,000) over a 10-month term, subject to borrowing base availability under the facility. The amounts outstanding are secured by certain assets, including eligible accounts receivable. The Company had no borrowings outstanding under this facility as of June 30, 2017. The maximum amount that could have been outstanding at June 30, 2017 was 1,000,000,000 Yen (or U.S. $8,898,000). The facility also includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of June 30, 2017, the Company was in compliance with these covenants. This facility is subject to an effective interest rate equal to TIBOR plus 0.75%. At June 30, 2017, the trailing 12-month average interest rate applicable to the Company's outstanding loans under this facility was 0.78%.
Both facilities (the "Japan ABL Facilities") expire in January 2018.
Note 4. Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted earnings per common share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method in accordance with Accounting Standards Codification ("ASC") Topic 260, “Earnings per Share.” Dilutive securities include options granted pursuant to the Company’s stock option plans and outstanding restricted stock units and performance share units granted to employees and non-employee directors (see Note 12).
Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported or in periods when anti-dilution occurs.

The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings per common share—basic
Net income attributable to Callaway Golf Company	$31,443	$34,105	$57,132	$72,495
Weighted-average common shares outstanding—basic	94,213	94,029	94,142	93,990
Basic earnings per common share	$0.33	$0.36	$0.61	$0.77
Earnings per common share—diluted
Net income attributable to Callaway Golf Company	$31,443	$34,105	$57,132	$72,495
Weighted-average common shares outstanding—basic	94,213	94,029	94,142	93,990
Options and restricted stock	1,984	1,864	1,931	1,668
Weighted-average common shares outstanding—diluted	96,197	95,893	96,073	95,658
Dilutive earnings per common share	$0.33	$0.36	$0.59	$0.76
For the three months ended June 30, 2017 and 2016, securities outstanding totaling approximately 131,000 shares and 309,000 shares, respectively, comprised of stock options, have been excluded from the calculation of earnings per common share—diluted as their effect would be antidilutive. For the six months ended June 30, 2017 and 2016, securities outstanding totaling approximately 141,000 shares and 361,000 shares, respectively, comprised of stock options and restricted stock units, have been excluded from the calculation of earnings per common share—diluted as their effect would be antidilutive.
Note 5. Inventories
Inventories are summarized below (in thousands):

	June 30, 2017	December 31, 2016
Inventories:
Raw materials	$47,243	$46,451
Work-in-process	778	739
Finished goods	123,759	142,210
	$171,780	$189,400
Note 6. Goodwill and Intangible Assets
Goodwill and intangible assets, consisting of trade names, trademarks, trade dress, patents and other intangible assets, were acquired in connection with the acquisition of Odyssey Sports, Inc. in 1997, FrogTrader, Inc. in 2004, (which represents the Company's pre-owned business), OGIO in 2017 (see Note 2) and certain foreign distributors. Internally developed intangible assets are expensed as incurred.
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
Goodwill at June 30, 2017 and December 31, 2016 was $31,908,000 and $25,593,000, respectively. During the six months ended June 30, 2017, the Company recorded an addition to goodwill of $5,543,000 as a result of the OGIO acquisition completed in January 2017. In addition, the goodwill balance increased $772,000 due to foreign currency fluctuations during the period.

The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	June 30, 2017			December 31, 2016
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$138,290	$—	$138,290	$88,590	$—	$88,590
Amortizing:
Patents	2-16	31,581	31,466	115	31,581	31,440	141
Other	1-10	9,631	8,076	1,555	7,981	7,981	—
Total intangible assets		$179,502	$39,542	$139,960	$128,152	$39,421	$88,731
The increase in intangible assets is related to the acquisition of non-amortizing trademarks in addition to amortizing intangibles in connection with the OGIO acquisition. Aggregate amortization expense related to intangible assets was approximately $121,000 and $25,000 for the six months ended June 30, 2017 and 2016, respectively.
Amortization expense related to intangible assets at June 30, 2017 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2017	$126
2018	251
2019	238
2020	151
2021	150
2022	150
Thereafter	604
$1,670
Note 7. Joint Venture
Effective July 1, 2016, the Company completed a joint venture, Callaway Apparel K.K. with its long-time apparel licensee, TSI Groove & Sports Co, Ltd., ("TSI"), a premier apparel manufacturer in Japan. The joint venture designs, manufactures and distributes Callaway-branded apparel, footwear and headwear in Japan. The Company contributed $10,556,000, primarily in cash, for a 52% ownership of the joint venture, and TSI contributed $9,744,000, primarily in inventory, for the remaining 48%. The Company has a majority voting percentage on matters pertaining to the business operations and significant management decisions of the joint venture, and as such, the Company consolidates the financial results of the joint venture with the financial results of the Company. The joint venture is consolidated one month in arrears.
As a result of the consolidation, during the three and six months ended June 30, 2017, the Company recorded net income attributable to the non-controlling interest of $31,000 and $222,000, respectively, in its consolidated condensed statement of operations. During the three months ended June 30, 2017, the joint venture paid a dividend of $974,000 to TSI, which was recorded as a reduction in non-controlling interests in the consolidated condensed financial statements as of June 30, 2017. Total non-controlling interests on the Company's consolidated condensed financial statements was $9,132,000 and $9,694,000 at June 30, 2017 and December 31, 2016, respectively.
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
The Company did not make any additional investment in Topgolf during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company invested an additional $1,260,000 in preferred shares of Topgolf. In addition, in December 2015, the Company and Topgolf entered into a shareholder loan agreement, which resulted in a note receivable from Topgolf for $3,200,000. The loan was subject to an annual interest rate of 10.0% and was due and payable on March 30, 2016. The loan was paid in full in February 2016.
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
As of each of June 30, 2017 and December 31, 2016, the Company's total investment in Topgolf was $48,997,000. The Company's ownership percentage at June 30, 2017 was approximately in the range of 14.0% to 15.0%. As of June 30, 2017, there were no impairment indicators present with respect to this investment. Based on prior observable market transactions, the Company believes that the fair value of its investment in Topgolf significantly exceeds its cost. However, the Company is currently unable to estimate the fair value of this investment as of June 30, 2017, as it was not practicable to do so and there were no recent identified events or changes in circumstances that had a significant effect on the fair value. In fiscal years beginning after December 15, 2017, in accordance with Subtopic 825-10 issued in January 2016, the Company would be required to report this investment at its estimated fair value, which could have a significant effect on the Company's financial position and results of operations. For further discussion, see "Recent Accounting Standards in Note 1.
The Company’s total ownership interest in Topgolf, including the Company's voting rights in the preferred shares of Topgolf, remains at less than 20.0% of the outstanding equity securities of Topgolf. As of June 30, 2017, the Company did not have the ability to significantly influence the operating and financing activities and policies of Topgolf, and accordingly, the Company’s investment in Topgolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other.”
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
The following table provides a reconciliation of the activity related to the Company’s reserve for accrued warranty expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$5,945	$6,350	$5,395	$5,706
Provision	2,202	1,503	4,124	3,240
Claims paid/costs incurred	(2,178)	(1,681)	(3,550)	(2,774)
Ending balance	$5,969	$6,172	$5,969	$6,172
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

The realization of deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. Due to the Company’s improved profitability in 2015 and 2016, combined with future projections of profitability, the Company determined that the majority of its U.S. deferred tax assets were more likely than not to be realized and reversed a significant portion of the valuation allowance against those deferred tax assets as of December 31, 2016. The remaining valuation allowance on the Company’s U.S. deferred tax assets as of June 30, 2017 primarily relates to state net operating loss carryforwards and credits the Company estimates it may not be able to utilize in future periods. With respect to non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established.
The income tax provision for the three months ended June 30, 2017 and 2016 was $16,050,000 and $1,937,000, respectively. The increase was primarily due to the recognition of income tax expense on the Company’s U.S. operations during the second quarter of 2017 as a result of the reversal of a significant portion of the valuation allowance on the Company's deferred tax assets in the United States in the fourth quarter of 2016. During the second quarter of 2016, the Company's full valuation allowance established against the Company's U.S. deferred tax assets resulted in minimal U.S. tax expense recorded for the quarter. The income tax provision for the six months ended June 30, 2017 and 2016 was $29,256,000 and $3,338,000, respectively. The increase was primarily due to the recognition of income tax expense on the Company’s U.S. operations during the first six months of 2017 as a result of the reversal of a significant portion of the valuation allowance on the Company's deferred tax assets in the United States in the fourth quarter of 2016.
At June 30, 2017, the gross liability for income taxes associated with uncertain tax positions was $8,745,000. Of this amount, $1,361,000 would benefit the Company’s consolidated condensed financial statements and effective income tax rate if favorably settled. The unrecognized tax benefit liabilities are expected to decrease by approximately $390,000 during the next 12 months. The gross liability for uncertain tax positions increased by $233,000 and $489,000 for the three and six months ended June 30, 2017, respectively. The increase was primarily due to increases for tax positions expected to be taken in the current tax year.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended June 30, 2017 and 2016, the Company's provision for income taxes includes expense of $62,000 and $54,000, respectively, related to the recognition of interest and penalties. For the six months ended June 30, 2017 and 2016, the Company's provision for income taxes includes expense of $109,000 and $29,000, respectively. As of June 30, 2017 and December 31, 2016, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $1,426,000 and $1,317,000, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2010 and prior
California (United States)	2008 and prior
Canada	2009 and prior
Japan	2010 and prior
South Korea	2011 and prior
United Kingdom	2012 and prior
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
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, as well as endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. As of June 30, 2017, the Company has entered into many of these contractual agreements with terms ranging from one to six years. The minimum obligation that the Company is required to pay under these agreements is $69,717,000 over the next six years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future minimum commitments as of June 30, 2017, are as follows (in thousands):

Remainder of 2017	$40,542
2018	16,706
2019	7,188
2020	3,624
2021	1,654
2022	3
$69,717
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the

Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $861,000 as of June 30, 2017.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the six months ended June 30, 2017 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 12. Share-Based Employee Compensation
As of June 30, 2017, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan"). From time to time, the Company grants stock options, restricted stock units, performance share units, phantom stock units, stock appreciation rights and other awards under these plans.
The table below summarizes the amounts recognized in the financial statements for the six months ended June 30, 2017 and 2016 for share-based compensation, including expense for stock options, restricted stock units, phantom stock units, cash settled stock appreciation rights and performance share units.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Cost of sales	$146	$180	$363	$322
Operating expenses	2,039	2,303	5,007	4,213
Total cost of share-based compensation included in income, before income tax	$2,185	$2,483	$5,370	$4,535
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
There were no stock options granted during the first six months of 2017 or 2016. Total compensation expense recognized for stock options during the three months ended June 30, 2017 and 2016 was $9,000 and $8,000, respectively. Total compensation expense recognized for stock options during the six months ended June 30, 2017 and 2016 was $17,000 and $129,000, respectively. At June 30, 2017, the total amount of unamortized expense related to stock options was $31,000, which will be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units
Restricted stock units awarded under the 2004 Incentive Plan and the 2013 Directors Plan are recorded at the Company’s closing stock price on the date of grant. Restricted stock units generally vest over a one- to three-year period. Compensation expense for restricted stock units is recognized over the vesting period and is reduced by an estimate for forfeitures. During the three months ended June 30, 2017 and 2016, the Company granted 60,000 and 43,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $12.04 and $9.22, respectively. During the six months ended June 30, 2017 and 2016, the Company granted 526,000 and 539,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $10.35 and $8.66, respectively.
Total compensation expense, net of estimated forfeitures, recognized for restricted stock units during the three months ended June 30, 2017 and 2016 was $1,439,000 and $1,062,000, respectively, and $2,660,000 and $2,102,000, for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, the Company had $9,395,000 of total unamortized compensation expense related to non-vested restricted stock units under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.
Performance Share Units
Performance share units granted under the 2004 Incentive Plan are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified metrics over a one- to three-year performance period from the date of grant. These performance metrics are established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 0% to 200% of the participant's target award. Performance share units are initially valued at the Company's closing stock price on the date of grant. Compensation expense, net of estimated forfeitures, is recognized over the vesting period and will vary based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the threshold performance metrics are not achieved as of the end of the performance period. The performance share units cliff-vest in full on the third anniversary of the date of grant.
The Company granted 370,000 and 420,000 shares underlying performance share units during the six months ended June 30, 2017 and 2016, respectively, at a weighted average grant-date fair value of $10.10 and $8.61 per share, respectively. There were no shares underlying performance share units granted during the three months ended June 30, 2017 and 2016. The awards granted in 2017 and 2016 are subject to a three-year performance period provided that (i) if certain first year performance goals are achieved, the participant could earn up to 50% of the three-year target award shares, subject to continued service through the vesting date, and (ii) if certain cumulative first- and second-year performance goals are achieved, the participant could earn up to an aggregate of 80% of the three-year target award shares (which includes any shares earned during the first year), subject to continued service through the vesting date. Based on the Company’s performance in 2016, participants earned a minimum of 50% of the target award shares granted in 2016, subject to continued service through the vesting date.
During the three months ended June 30, 2017 and 2016, the Company recognized total compensation expense, net of estimated forfeitures, for performance share units of $737,000 and $1,064,000, respectively, and $2,725,000 and $2,097,000 for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, unamortized compensation expense related to these awards was $8,411,000, which is expected to be recognized over a weighted-average period of 1.5 years.
Stock Appreciation Rights
Cash settled stock appreciation rights ("SARs") granted under the 2004 Incentive Plan are valued using the Black-Scholes option-pricing model on the date of grant. SARs are subsequently remeasured at each interim reporting period based on a revised Black-Scholes value until they are exercised. SARs generally vest over a three-year period. As of June 30, 2017, all outstanding SARs were fully vested.
There were no SARs granted during the first six months of 2017 or 2016. The Company reversed $32,000 and recognized $350,000 of compensation expense related to previously granted SARs during the three months ended June 30, 2017 and 2016, respectively, and recognized $0 and $207,000 of compensation expense related to previously granted SARs during the six months ended June 30, 2017 and 2016, respectively. Accrued compensation expense for these awards was $0 and $224,000 at June 30, 2017 and December 31, 2016, respectively, which was recorded in accrued employee compensation and benefits in the accompanying consolidated condensed balance sheets.

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
The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 14) that are measured at fair value on a recurring basis by the above pricing levels at June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2017
Foreign currency forward contracts—asset position	$328	$—	$328	$—
Foreign currency forward contracts—liability position	(3,454)	—	(3,454)	—
	$(3,126)	$—	$(3,126)	$—
December 31, 2016
Foreign currency forward contracts—asset position	$3,524	$—	$3,524	$—
Foreign currency forward contracts—liability position	(85)	—	(85)	—
	$3,439	$—	$3,439	$—
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
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at June 30, 2017 and December 31, 2016 are categorized within Level 1 of the fair value hierarchy due to the short-term nature of these balances. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated balance sheets as of June 30, 2017 and December 31, 2016, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Japan ABL Facilities(1)	$6,231	$6,231	$11,966	$11,966
Standby letters of credit(2)	$861	$861	$823	$823
Money market funds(3)	$—	$—	$69,081	$69,081

(1)
The carrying value of the amount outstanding under the Company's Japan ABL Facilities approximates the fair value due to the short-term nature of these obligations. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 2 for information on the Company's credit facilities, including certain risks and uncertainties related thereto.

(2)
The carrying value of the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts. There were no amounts outstanding under these letters of credit as of June 30, 2017 and December 31, 2016. The fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.

(3)
The carrying value of the money market funds approximates fair value as the funds are highly liquid and short-term in nature. The funds seek to maintain a stable net asset value of $1.00 per share, and the market value per share of these funds are available in active markets. As such, they are categorized within Level 1 of the fair value hierarchy. The money market funds accrue dividends, which are reinvested and reflected in the carrying value as of December 31, 2016. There were no money market funds outstanding as of June 30, 2017.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include long-lived assets, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During each of the six months ended June 30, 2017 and 2016, there were no impairment indicators related to the Company's assets that are measured at fair value on a nonrecurring basis.
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
The following table summarizes the fair value of the Company's foreign currency forward contracts as well as the location of the asset and/or liability on the consolidated condensed balance sheets at June 30, 2017 and December 31, 2016 (in thousands):

	Asset Derivatives
	June 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$39	Other current assets	$2,660

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$289	Other current assets	$864

	Liability Derivatives
	June 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$1,004	Accounts payable and accrued expenses	$28

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$2,450	Accounts payable and accrued expenses	$57
The Company's foreign currency forward contracts are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated condensed balance sheets at June 30, 2017 and December 31, 2016.
Cash Flow Hedging Instruments
Beginning in January 2015, the Company entered into foreign currency forward contracts designated as qualifying cash flow hedging instruments to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 to 15 months from their inception. At June 30, 2017 and December 31, 2016, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $24,847,000 and $27,325,000, respectively. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the critical terms method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. Any ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 13).
As of June 30, 2017, the Company recorded a net loss of $2,302,000 in other comprehensive income (loss) related to its hedging activities. Of this amount, net gains of $414,000 and $1,316,000 for the three and six months ended June 30, 2017, respectively, were relieved from other comprehensive income and recognized in cost of goods sold for the underlying intercompany sales that were recognized. There were no ineffective hedge gains or losses recognized during the three months ended June 30, 2017. Gains on forward points of $92,000 and $247,000 were expensed as incurred for the three and six months ended June 30, 2017, respectively. Based on the current valuation, the Company expects to reclassify net losses of $1,170,000 from accumulated other comprehensive income (loss) into net earnings during the next 12 months.
The Company recognized net gains of $272,000 and $571,000 in cost of goods sold and net sales, respectively, for the six months ended June 30, 2016.
The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the six months ended June 30, 2017 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2017	2016	2017	2016
Foreign currency forward contracts	$(48)	$57	$(2,302)	$(1,614)

	Gain (Loss) Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2017	2016	2017	2016
Foreign currency forward contracts	$414	$(629)	$1,316	$(843)

The following table details the amounts reclassified from accumulated other comprehensive loss to cost of goods sold, as well as changes in foreign currency translation for the three months ended June 30, 2017. Amounts are in thousands.

Accumulated other comprehensive loss, December 31, 2016	$(18,466)
Change in fair value of derivative instruments	(2,302)
Net gains reclassified from accumulated other comprehensive income to cost of goods sold	(1,316)
Foreign currency translation adjustments	8,571
Accumulated other comprehensive loss, June 30, 2017, before tax	(13,513)
Income tax expense related to derivative instruments	798
Less: Comprehensive income attributable to non-controlling interest	(190)
Accumulated other comprehensive loss, June 30, 2017, after tax and non-controlling interest	$(12,905)
Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At June 30, 2017 and December 31, 2016, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $74,535,000 and $14,821,000, respectively. The increase in foreign currency forward contracts reflects the general timing of when the Company enters into these contracts. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 13).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the six months ended June 30, 2017 and 2016, respectively (in thousands):

	Location of Net Loss Recognized in Income on Derivative Instruments	Amount of Net Loss Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Foreign currency forward contracts	Other income (expense), net	$(1,128)	$(3,546)	$(6,303)	$(9,858)
In addition, for the three months ended June 30, 2017 and 2016, the Company recognized net foreign currency gains related to transactions with its foreign subsidiaries of $24,000 and $1,353,000, respectively. In addition, for the six months ended June 30, 2017 and 2016, the Company recognized net foreign currency gains related to transactions with its foreign subsidiaries of $699,000 and $2,665,000, respectively.
Note 15. Segment Information
As a result of the Company's recently completed apparel joint venture in Japan in July 2016, as well as the Company's recent acquisition of OGIO in January 2017, the Company reassessed its operating segments during the first quarter of 2017 consistent with the way management reviews it's business operations on an ongoing basis. With the addition of the apparel joint venture and OGIO acquisition, the Company anticipates generating significant growth within its accessories and other product category that was previously included within the Company's golf clubs segment. As a result, and based on the Company's assessment, starting as of January 1, 2017, sales generated from golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, OGIO branded gear and accessories, retail apparel sales from the Company's joint venture in Japan, in addition to royalties from licensing of the Company’s trademarks and service marks for various soft goods will be included in the gear, accessories and other operating segment. The golf clubs segment will now consist of Callaway Golf woods, hybrids, irons and wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets and sales of pre-owned golf clubs. The golf balls segment consists of Callaway Golf and Strata balls that are designed, manufactured and sold by the Company. The Company's operating segments are organized on the basis of products. There are no significant intersegment transactions.
The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands). Prior period amounts have been reclassified to conform with the current period presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016(1)	2017	2016(1)
Net sales:
Golf Clubs	$196,291	$164,451	$389,882	$359,512
Golf Balls	48,767	46,996	96,991	88,412
Gear, Accessories and Other	59,490	34,147	126,602	71,723
	$304,548	$245,594	$613,475	$519,647
Income before income taxes:
Golf Clubs	$38,445	$17,973	$73,398	$53,414
Golf Balls	10,939	7,534	22,460	18,140
Gear, Accessories and Other	11,877	6,696	21,496	16,158
Reconciling items(2)	(13,737)	3,839	(30,744)	(11,879)
	$47,524	$36,042	$86,610	$75,833
Additions to long-lived assets:
Golf Clubs	$2,817	$1,260	$6,612	$3,969
Golf Balls	2,553	629	5,088	1,572
Gear, Accessories and Other	1,024	316	1,526	497
	$6,394	$2,205	$13,226	$6,038

(1)	Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The change in reconciling items for the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily due to a $17,662,000 gain recognized in the second quarter of 2016 in connection with the sale of approximately 10% of the Company's investment in Topgolf. For further information see Note 8 "Investments."

	June 30, 2017	December 31, 2016(1)
Total Assets:(2)
Golf Clubs	$257,247	$277,469
Golf Balls	43,265	42,460
Gear, Accessories and Other	103,790	38,270
Reconciling items	450,862	443,083
	$855,164	$801,282
Goodwill:
Golf Clubs	$26,365	$25,593
Golf Balls	—	—
Gear, Accessories and Other	5,543	—
	$31,908	$25,593

(1)	Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017.

(2)
Total assets by reportable segment are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the three segments including cash and cash equivalents, net accounts receivable, and deferred tax assets.

Note 16. Subsequent Event
Acquisition of TravisMathew, LLC
On August 3, 2017, the Company announced it has entered into a definitive agreement to acquire TravisMathew, LLC, a high-growth golf and lifestyle apparel company, for $125,500,000 in an all-cash transaction, subject to customary working capital adjustments. The Company believes this acquisition will align with the Company's business, growth strategy, brands and culture, and will allow the Company to further diversify its business into areas tangential to golf. The acquisition is subject to customary closing conditions, including security regulatory approvals, and is expected to close in the third quarter of 2017.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors Regarding Forward-Looking Statements” on page 2 of this report.
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with GAAP, the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. This non-GAAP information includes certain of the Company's financial results without transaction costs and transition costs associated with the OGIO acquisition for the three and six months ended June 30, 2017, and the gain on the sale of a portion of the Company's Topgolf investment for the three and six months ended June 30, 2016. In addition, because the Company had a valuation allowance on its U.S. deferred tax assets in the first half of 2016, income tax expense related to its U.S. business for the three and six months ended June 30, 2016, was minimal. During the fourth quarter of 2016, the Company reversed a significant portion of the valuation allowance and recognized income taxes that were retroactive for all of 2016. Therefore, for comparability to 2017, the Company applied a 38.5% estimated statutory tax rate to calculate non-GAAP results for the three and six months ended June 30, 2016.
The Company has included in this report information to reconcile this non-GAAP information to the most directly comparable GAAP information. The non-GAAP information presented in this report should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP. The non-GAAP information may also be inconsistent with the manner in which similar measures are derived or used by other companies. Management uses such non-GAAP information for financial and operational decision-making purposes and as a means to evaluate period over period comparisons of the underlying performance of its business and in forecasting the Company’s business going forward. Management believes that the presentation of such non-GAAP information, when considered in conjunction with the most directly comparable GAAP information, provides additional useful comparative information for investors in their assessment of the underlying performance of the Company’s business.
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
Operating Segments
As a result of the Company's recently completed apparel joint venture in Japan in July 2016, as well as the Company's recent acquisition of OGIO in January 2017, the Company reassessed its operating segments during the first quarter of 2017. With the addition of the apparel joint venture and OGIO acquisition, the Company anticipates generating significant growth within its accessories and other product category that was previously included within the Company's golf clubs segment. As a result, and based on the Company's assessment, starting as of January 1, 2017, revenues generated from golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, OGIO branded gear and accessories, retail apparel sales from the Company's joint venture in Japan, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products will be included in the gear, accessories and other operating segment. Accordingly, the prior year amounts have been reclassified to reflect this change. The golf clubs segment now consists of Callaway Golf woods, hybrids, irons and wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets and sales of pre-owned golf clubs. The golf balls segment consists of Callaway Golf and Strata balls that are designed, manufactured and sold by the Company. The Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability. For further information about the Company's segments see Note 15 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Cost of Sales
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. As a result of the actions taken to improve manufacturing efficiencies, over 85% of the Company's manufacturing costs, primarily material and component costs, are variable in nature and fluctuate with sales volumes. With respect to the Company's operating segments, variable costs as a percentage of cost of sales range between 85% to 95% for golf clubs and 75% to 85% for golf balls. Variable costs for gear, accessories and other are generally greater than 95% as fewer fixed costs are used in the manufacturing of the Company's soft goods products. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Operating Segments Results for the Three Months Ended June 30, 2017 and 2016—Segment Profitability" below for further discussion of gross margins.
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
Gear, Accessories and Other
Sales of the Company's gear and accessories historically followed the golf clubs and golf balls seasonality, where most of the sales and profitability occurred during the first half of the year. With the Company's addition of the Japan apparel joint venture in July 2016 and the recent acquisition of OGIO in January 2017, the Company is anticipating higher profitability during the second half of the year as these business generate higher sales in the third and fourth quarters during the winter apparel season in Japan, and during the holiday season in the U.S. when sales of OGIO branded products are expected to increase.
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
Executive Summary
In comparing the Company’s results for the second quarter and first half of 2017 to the same periods in the prior year, the following factors affect the year-over-year comparisons:

•
The Company’s results for the second quarter and first six months of 2017 include transaction and transition expenses related to the OGIO acquisition in the amounts of $2.3 million and $6.2 million, respectively.

•
The Company’s results for the second quarter and first six months of 2016 include a pre-tax gain of $17.7 million from the sale of approximately 10% of the Company's investment in Topgolf. There was no such sale or gain in 2017.

•
The Company’s apparel joint venture in Japan did not commence until July 1, 2016 and the Ogio acquisition was not completed until January 2017. Results from those two entities were included in the second quarter and first half of 2017 but not in the comparable periods in 2016.

•
During the second quarter and first half of 2016, the Company did not recognize income tax expense on its U.S. operations due to the prior valuation allowance on its U.S. deferred tax assets. Most of the valuation allowance was reversed in the fourth quarter of 2016 and therefore in January 2017 the Company once again began recognizing income tax expense on its U.S. operations. When evaluating the Company’s performance on a non-GAAP basis, the Company applies an estimated tax rate of 38.5% to its 2016 results to make it more comparable to 2017.

•
Beginning in January 2017, the Company began reporting three operating segments (namely, Golf Clubs, Golf Balls and Gear, Accessories and Other) as opposed to the two operating segments reported in 2016 (namely, Golf Clubs and Golf Balls). For comparison purposes, the 2016 results have been reclassified to reflect the current year operating segment presentation.

The Company’s results for the three and six months ended June 30, 2017 reflect its continued brand momentum and increased hard goods market share, as well as increased sales in all operating segments and in all reporting geographic regions. Net sales for the second quarter of 2017 increased by $59.0 million or 24.0% to $304.5 million, compared to the second quarter of 2016, and net sales for the first six months of 2017 increased by $93.9 million or 18.1% to $613.5 million compared to the first six months of 2016. These increases are attributable to the strength of the Company’s 2017 product line, including continued success of the current year EPIC line of products, increased golf ball sales, including the new Chrome Soft X ball, and increased sales of gear and accessories as a result of the Ogio acquisition and the new apparel joint venture in Japan.
The Company’s gross margin improved 370 basis points to 48.7% in the second quarter of 2017, and 140 basis points to 48.2% in the first six months of 2017, both compared to the same periods in 2016. This improvement was primarily due to a favorable shift in product mix toward the higher margin EPIC woods combined with higher prices, less discounting and lower promotional activity. These increases were partially offset by the newly acquired businesses mentioned above, which have lower gross margins relative to the Company’s golf equipment business.
Operating expenses increased $9.4 million or 10.4% to $99.1 million in the second quarter of 2017 compared to the second quarter of 2016 almost entirely due to the Company’s newly acquired businesses, combined with $2.3 million of transaction and transition charges related to the OGIO acquisition. Operating expenses increased $25.8 million or 14.6% in the first six months of 2017, compared to the first six months in 2016, largely due to the Company’s newly acquired businesses, combined with $6.2 million of transaction and transition charges related to the OGIO acquisition.
The provision for income taxes increased by $14.2 million to $16.1 million in the second quarter of 2017, compared to the second quarter of 2016, and increased by $25.9 million to $29.3 million in the first six months of 2017 compared to the same period in 2016. These increases reflect the recognition of U.S income tax expense on the Company’s U.S. operations in 2017 but not in 2016 as discussed above.
Net income decreased $2.7 million or 7.8% to $31.4 million in the second quarter of 2017 compared to the second quarter of 2016, and diluted earnings per share decreased by $0.03 or 8.3% to $0.33. Net income decreased $15.4 million or 21.2% to $57.1 million in the first six months of 2017 compared to the first six months of 2016, and diluted earnings per share decreased by $0.17 or 22.4% to $0.59. On a non-GAAP basis, excluding the acquisition costs in the second quarter and first six months of 2017 and the Topgolf gain in both the second quarter and first six months of 2016, and applying a 38.5% estimated statutory tax rate to the non-GAAP results for the second quarter and first six months of 2016, the Company's net income and diluted earnings per share for the second quarter of 2017 would have increased by $21.6 million or 191% to $32.9 million and by $0.22 or 183% to $0.34 compared to the second quarter of 2016, and by $25.4 million or 71% to $61.2 million and by $0.27 or 73% to $0.64 for the first six months of 2017 compared to the same period in 2016.
Three-Month Periods Ended June 30, 2017 and 2016
Net sales for the second quarter of 2017 increased by $59.0 million (24.0%) to $304.6 million compared to $245.6 million in the second quarter of 2016. This improvement was driven by an increase in net sales in all three of the Company's operating segments. The largest increase was in the golf clubs operating segment primarily due to the continued success of the current year Epic line of drivers and fairway woods. In addition, the gear, accessories and other operating segment increased primarily as a result of incremental sales of bags and gear due to the Company's acquisition of OGIO in January 2017, as well as incremental sales of apparel in Japan due to the Company's apparel joint venture (which was established during the third quarter of 2016). The increase in the golf balls operating segment was largely due to sales of the new Supersoft and Chrome Soft X golf balls launched in the current year. Net sales increased in all regions as noted below.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended June 30,		Growth
	2017	2016(1)	Dollars	Percent
Net sales:
Golf clubs	$196.3	$164.5	$31.8	19.3%
Golf balls	48.8	47.0	1.8	3.8%
Gear, accessories and other	59.5	34.1	25.4	74.5%
	$304.6	$245.6	$59.0	24.0%

(1)	Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017.
For further discussion of each operating segment’s results, see "Operating Segments Results for the Three Months Ended June 30, 2017 and 2016" below.
Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth
	2017	2016	Dollars	Percent
Net sales:
United States	$168.4	$127.2	$41.2	32.4%
Europe	43.0	36.9	6.1	16.5%
Japan	47.9	40.6	7.3	18.0%
Rest of Asia	24.3	20.1	4.2	20.9%
Other countries	21.0	20.8	0.2	1.0%
	$304.6	$245.6	$59.0	24.0%
Net sales in the United States increased $41.2 million (32.4%) to $168.4 million during the second quarter of 2017 compared to $127.2 million in the second quarter of 2016. This increase was primarily due to the success of the Company's new Epic line of drivers and fairway woods launched during the first quarter of 2017, combined with incremental sales of bags and gear due to the Company's acquisition of OGIO in January 2017. The Company’s sales in regions outside of the United States increased $17.8 million (15.0%) to $136.2 million for the second quarter of 2017 compared to $118.4 million in the second quarter of 2016. The increase in sales in foreign regions was primarily due to a $7.3 million increase in Japan, primarily due to an increase in apparel sales resulting from the Company's apparel joint venture, combined with a decrease in promotional activity period over period. Additionally, sales in Europe increased $6.1 million (16.5%) to $43.0 million during the second quarter of 2017 compared to $36.9 million in the second quarter of 2016, primarily due to increased sales of drivers and fairway woods due to the success of the Company's new Epic woods products, as noted above. Net sales in foreign regions were negatively impacted by $4.1 million in foreign currency exchange due to fluctuations in foreign currency rates relative to the same period in the prior year.
Gross profit increased $37.6 million (34.0%) to $148.2 million in the second quarter of 2017 compared to $110.6 million in the second quarter of 2016. Gross profit as a percentage of net sales (“gross margin”) increased to 48.7% in the second quarter of 2017 compared to 45.0% in the second quarter of 2016. The increase in gross margin was primarily due to (i) an increase of approximately 510 basis points due to a favorable shift in price and product mix within the woods and irons categories combined with a general increase in average selling prices across most product categories. The shift in price and product mix was primarily driven by the current year launch of the Epic line of drivers, which have higher margins compared to the XR 16 line of drivers, in addition to a decrease in promotional activity primarily within the irons product category period over period; and (ii) an increase of approximately 130 basis points primarily due to foreign currency translation on inventory held in foreign locations. These increases were partially offset by a decline of approximately 250 basis points primarily due to (i) higher freight costs resulting from more air shipments to meet the high demand of the Company's current year products and (ii) an increase in club component costs due to the higher cost materials and technology incorporated into current year products, in addition to a decline of approximately 60 basis points due to the newly acquired businesses, which have lower gross margins relative to the Company's core business. For further discussion of gross margin, see "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Operating Segments Results for the Three Months Ended June 30, 2017 and 2016—Segment Profitability" below.
Selling expenses increased by $3.7 million to $68.1 million (22.4% of net sales) in the second quarter of 2017 compared to $64.4 million (26.2% of net sales) in the second quarter of 2016. This increase was primarily due to an additional $4.9 million of selling costs resulting from both the formation and consolidation of the Company's apparel joint venture in Japan established during the third quarter of 2016, and the acquisition of OGIO in January 2017, as well as an increase of $1.2 million in employee costs. These increases were partially offset by decreases of $1.9 million in marketing and tour expenses, and $0.4 million in bad debt expense.
General and administrative expenses increased by $5.1 million to $22.2 million (7.3% of net sales) in the second quarter of 2017 compared to $17.1 million (7.0% of net sales) in the second quarter of 2016. This increase was primarily due to an additional $4.5 million of general and administrative costs resulting from both the formation and consolidation of the Company's apparel joint venture in Japan established during the third quarter of 2016, and the acquisition of OGIO in January 2017, combined with increases of $0.4 million in accrued employee incentive compensation expense, and $0.3 million in legal expenses.
Research and development expenses increased by $0.6 million to $8.9 million (2.9% of net sales) in the second quarter of 2017 compared to $8.3 million (3.4% of net sales) in the second quarter of 2016, primarily due to an increase in employee costs.
Net interest expense increased slightly to $0.9 million in the second quarter of 2017 compared to $0.7 million in the second quarter of 2016.
During the second quarter of 2016, the Company recognized a $17.7 million pre-tax gain on the sale of golf-related ventures as a result of the sale of approximately 10.0% of its investment in Topgolf for $23.4 million. See Note 8 “Investments” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.
Other income/expense, net decreased to other expense of $0.9 million in the second quarter of 2017 compared to other expense of $2.1 million in the second quarter of 2016, primarily due to a decrease in net foreign currency losses period over period.
The Company’s provision for income taxes increased by $14.2 million to $16.1 million in the second quarter of 2017, compared to $1.9 million in the second quarter of 2016, primarily due to the recognition of income tax expense on the Company's U.S. operations in the second quarter of 2017. The Company's full valuation allowance that was established in June 2011 against the Company's U.S. deferred tax assets resulted in minimal U.S. tax expense in the second quarter of 2016. During the fourth quarter of 2016, the Company reversed a significant portion of the valuation allowance against those deferred tax assets. As a result of the reversal, the Company began recognizing income taxes again on its U.S. operations as of January 1, 2017. For further discussion see Note 10 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net income for the second quarter of 2017 decreased $2.7 million to $31.4 million compared to $34.1 million in the second quarter of 2016. Diluted earnings per share decreased to $0.33 in the second quarter of 2017 compared to $0.36 in the second quarter of 2016. As previously discussed in the Executive Summary, on a non-GAAP basis, excluding after-tax acquisition costs of $1.5 million in the second quarter of 2017 and the Topgolf gain of $17.7 million in the second quarter of 2016, and applying a 38.5% estimated statutory tax rate to the non-GAAP results for the second quarter of 2016, the Company's net income and diluted earnings per share for the second quarter of 2017 would have increased by $21.6 million or 191% to $32.9 million and by $0.22 or 183% to $0.34 compared to the second quarter of 2016.

The table below presents a reconciliation of the Company's results under GAAP for the second quarter of 2017 and 2016, to the Company's non-GAAP results as defined above for the same periods (in millions).

	Three months ended June 30, 2017			Three months ended June 30, 2016
	As Reported	Ogio Acquisition Costs(1)	Non-GAAP	As Reported	Non-Cash Tax Adjustment(2)	Topgolf Gain(3)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	$31.4	$(1.5)	$32.9	$34.1	$5.1	$17.7	$11.3

Diluted earnings (loss) per share	$0.33	$(0.01)	$0.34	$0.36	$0.05	$0.19	$0.12
Weighted-average shares outstanding	96.2	96.2	96.2	95.9	95.9	95.9	95.9

(1)
Represents transaction and transition costs associated with the acquisition of Ogio International, Inc in January 2017. The income tax benefit of $0.8 million associated with these costs were based on the Company's effective tax rate for the three months ended June 30, 2017.

(2)	Impact of applying an estimated statutory tax rate of 38.5% to pre-tax income of $18.4 million on a non-GAAP basis for the second quarter of 2016.

(3)	Gain recognized on the sale of approximately 10% of the Company's investment in Topgolf.
Operating Segments Results for the Three Months Ended June 30, 2017 and 2016
Golf Clubs
Golf club sales increased $31.8 million (19.3%) to $196.3 million in the second quarter of 2017 compared to $164.5 million in the second quarter of 2016. This increase was primarily due the success of the current year Epic line of drivers and fairway woods, partially offset by decline in sales of irons and putters compared to the prior year due to a shift in product launch timing. Net sales by product category is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2017	2016(1)	Dollars	Percent
Net sales:
Woods	$89.3	$54.6	$34.7	63.6%
Irons	82.3	84.5	(2.2)	(2.6)%
Putters	24.7	25.4	(0.7)	(2.8)%
	$196.3	$164.5	$31.8	19.3%

(1)	Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017.
The $34.7 million (63.6%) increase in net sales of woods to $89.3 million for the quarter ended June 30, 2017, compared to $54.6 million in the comparable period in 2016, was primarily due to a 33.4% increase in average selling prices and a 22.6% increase in sales volume. These increases resulted primarily from a favorable shift in product mix due to the success of the Company's more premium Epic family of drivers and fairway woods launched in 2017 compared to sales of the Company's more moderately priced XR 16 woods products launched in 2016.
Net sales of irons decreased $2.2 million (2.6%) to $82.3 million for the quarter ended June 30, 2017 compared to $84.5 million in the comparable period in 2016 primarily due to a 8.0% decline in sales volume partially offset by a 6.5% increase in average selling prices. The decrease in sales volumes was primarily due to a shift in launch timing resulting in fewer new irons products during the second quarter of 2017, compared to the same period in the prior year. The increase in average selling prices was primarily due to the Epic line of irons launched in the current year, which have a higher average selling price compared to the Big Bertha Beta irons launched in the prior year, combined with a decrease in promotional activity period over period.
Net sales of putters decreased $0.7 million (2.8%) to $24.7 million for the quarter ended June 30, 2017 compared to $25.4 million in the comparable period in 2016 primarily due to an 11.5% decrease in sales volume partially offset by a 9.9% increase in average selling prices. The decline in sales volume was primarily due to a decline in sales of the Company's premium putters, which are in the second year of their product life-cycle. The increase in average selling prices was driven by the current year launch of the Odyssey Works line of putters, which were launched at a higher price compared to the prior year models, combined with a decrease in promotional activity period over period.
Golf Balls
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth
	2017	2016	Dollars	Percent
Net sales:
Golf balls	$48.8	$47.0	$1.8	3.8%
Net sales of golf balls increased $1.8 million (3.8%) to $48.8 million for the quarter ended June 30, 2017 compared to $47.0 million in the comparable period in 2016, primarily due to a 3.2% increase in sales volume with relatively flat average selling prices. The increase in sales volume was primarily due to the success of the Company's new Supersoft and Chrome Soft X golf balls launched during the first quarter of 2017, compared to the Chrome Soft golf balls launched in 2016 and the prior Supersoft ball which was in the second year of its product life-cycle.
Gear, Accessories and Other
Net sales information for the gear, accessories and other segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth
	2017	2016	Dollars	Percent
Net sales:
Gear, accessories and other	$59.5	$34.1	$25.4	74.5%
Net sales of gear, accessories and other increased $25.4 million (74.5%) to $59.5 million for the quarter ended June 30, 2017 compared to $34.1 million in the comparable period in 2016, primarily due to an increase in sales of bags and gear resulting from the Company's acquisition of OGIO in January 2017, as well as an increase in apparel sales primarily due to the Company's apparel joint venture in Japan established during the third quarter of 2016. Additionally, sales of Callaway golf bags, headwear, footwear and gloves increased during the second quarter of 2017 compared to the second quarter of 2016.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2017	2016(1)	Dollars	Percent
Income before income taxes:
Golf clubs	$38.4	$18.0	$20.4	113.3%
Golf balls	10.9	7.5	3.4	45.3%
Gear, accessories and other	11.9	6.7	5.2	77.6%
Reconciling items(2)	(13.7)	3.8	(17.5)	460.5%
	$47.5	$36.0	$11.5	31.9%

(1)	Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The change in reconciling items was primarily due to a $17.7 million gain recognized in the second quarter of 2016 in connection with the sale of approximately 10% of the Company's investment in

Topgolf. See Note 8 "Investments" to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.
Pre-tax income in the Company’s golf clubs operating segment increased to $38.4 million in the second quarter of 2017 from $18.0 million in the second quarter of 2016. This increase was primarily due to a $23.4 million increase in gross profit (or an increase of 450 basis points in gross margin) partially offset by a $3.0 million increase in operating expenses. The increase in gross margin was primarily due an increase of approximately 550 basis points due to a favorable shift in price and product mix within the woods and irons categories combined with a general increase in average selling prices across all golf club product categories. The favorable shift in price and product mix was due to the success of the Epic line of drivers and irons launched in the current year, which have higher margins compared to the XR 16 drivers and Big Bertha Beta irons sold in the prior year. In addition, foreign currency translation on inventory held in foreign locations had a positive impact on gross margin of approximately 140 basis. These increases in margin were partially offset by a decrease of approximately 260 basis points due to higher freight costs resulting from more air freight to meet the high demand of the Company's current year products, in addition to an increase in club component costs due to the higher cost materials and technology incorporated into current year products. The increase in operating expenses was primarily due to increases in employee costs and marketing expenses.
Pre-tax income in the Company’s golf balls operating segment increased to $10.9 million in the second quarter of 2017 from $7.5 million in the second quarter of 2016. This increase was primarily due to a $1.8 million increase in gross profit (or an increase of 190 basis points in gross margin), combined with a $1.6 million decrease in operating expenses. The increase in gross margin was primarily due to foreign currency translation on inventory held in foreign locations, which had a favorable impact to gross margin of approximately 180 basis points. The decrease in operating expenses was primarily due to a decrease in marketing expenses.
Pre-tax income in the Company's gear, accessories and other operating segment increased to $11.9 million in the second quarter of 2017 from $6.7 million in the second quarter of 2016. This increase was primarily due to a $12.3 million increase in gross profit, offset by a $7.2 million increase in operating expenses, both due to the incremental sales and expenses from the acquisition of OGIO in the first quarter of 2017, and the Company's apparel joint venture in Japan established during the third quarter of 2016.
Six-Month Periods Ended June 30, 2017 and 2016
Net sales for the six months ended June 30, 2017 increased $93.9 million (18.1%) to $613.5 million compared to $519.6 million for the six months ended June 30, 2016. This improvement was driven by an increase in net sales in all three of the Company's operating segments. The largest increase was in gear, accessories and other due to the acquisition of OGIO in January 2017, which contributed to incremental sales of bags, accessories and apparel in the golf and lifestyle categories, and the establishment of the Company's apparel joint venture in Japan during the third quarter of 2016. In addition, the increase in net sales in golf clubs operating segment was significantly impacted by the successful launch of the Epic line of drivers and fairway woods during the first six months of 2017.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Six Months Ended June 30,		Growth
	2017	2016(1)	Dollars	Percent
Net sales:
Golf clubs	$389.9	$359.5	$30.4	8.5%
Golf balls	97.0	88.4	8.6	9.7%
Gear, accessories and other	126.6	71.7	54.9	76.6%
	$613.5	$519.6	$93.9	18.1%

(1)	Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017.
For further discussion of each operating segment’s results, see “Operating Segments Results for the Six Months Ended June 30, 2017 and 2016” below.

Net sales information by region is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth
	2017	2016	Dollars	Percent
Net sales:
United States	$348.2	$287.3	$60.9	21.2%
Europe	86.1	74.8	11.3	15.1%
Japan	94.4	79.8	14.6	18.3%
Rest of Asia	42.6	35.9	6.7	18.7%
Other countries	42.2	41.8	0.4	1.0%
	$613.5	$519.6	$93.9	18.1%
Net sales in the United States increased $60.9 million (21.2%) to $348.2 million during the six months ended June 30, 2017 compared to $287.3 million for the six months ended June 30, 2016, primarily due to an increase in sales of drivers, fairway woods and golf balls due to the continued success of the Company's new Epic line of drivers and fairway woods and Chrome Soft line of golf balls and Supersoft golf balls launched in 2017, combined with an increase in sales of gear, accessories and other due to the Company's acquisition of OGIO in January 2017. The Company’s sales in regions outside of the United States increased $33.0 million (14.2%) to $265.3 million for the six months ended June 30, 2017 compared to $232.3 million for the six months ended June 30, 2016. This increase was primarily due to a $14.6 million increase in Japan, primarily due to an increase in apparel sales resulting from the Company's apparel joint venture established during the third quarter of 2016, partially offset by an increase in promotional activity period over period. In addition, sales in Europe increased $11.3 million (15.1%) to $86.1 million for the six months ended June 30, 2017 compared to $74.8 million for the six months ended June 30, 2016, due to increased sales across most product categories, primarily drivers due to the success of the new Epic line of woods. Net sales in foreign regions were negatively impacted by $5.7 million in foreign currency exchange due to fluctuations in foreign currency rates relative to the same period in the prior year.
Gross profit increased $52.9 million (21.8%) to $295.9 million for the six months ended June 30, 2017 compared to $243.0 million in the same period of 2016, and gross margin increased to 48.2% for the first six months of 2017 compared to 46.8% for the same period in 2016. The increase in gross margin was primarily due to an increase of approximately 320 basis points due to a favorable shift in price and product mix in the woods product category combined with a general increase in average selling prices across most product categories. The favorable shift in price and product mix within the woods category was due to the success of the current year Epic drivers, which have higher margins compared to the XR 16 drivers sold in the prior year. In addition, foreign currency translation on inventory held in foreign locations had a positive impact on gross margin of approximately 70 basis points. These increases were partially offset by a decrease of approximately 180 basis points primarily due to (i) higher freight costs resulting from more air shipments to meet the high demand of the Company's current year products, and (ii) an increase in club component costs due to the higher cost materials and technology incorporated into current year products, in addition to a decline of approximately 80 basis points due to the newly acquired businesses, which have lower gross margins relative to the Company's core business. For further discussion of gross margin, see "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Operating Segments Results for the Six Months Ended June 30, 2017 and 2016—Segment Profitability" below.
Selling expenses increased by $12.2 million to $139.9 million (22.8% of net sales) during the six months ended June 30, 2017 compared to $127.7 million (24.6% of net sales) in the comparable period of 2016. This increase was primarily due to an additional $10.2 million of selling costs resulting from both the formation and consolidation of the Company's apparel joint venture in Japan established during the third quarter of 2016, and the acquisition of OGIO in January 2017, as well as increases of $2.8 million in employee costs due to an increase in sales commissions and accrued employee incentive compensation. These increases were partially offset by a decrease of $0.9 million in marketing and tour expenses.
General and administrative expenses increased by $12.4 million to $45 million (7.3% of net sales) during the six months ended June 30, 2017 compared to $32.6 million (6.3% of net sales) in the comparable period of 2016. This increase was primarily due to an additional $9.1 million of general and administrative costs resulting from both the formation and consolidation of the Company's apparel joint venture in Japan established during the third quarter of 2016, and the acquisition of OGIO in January 2017, combined with a $1.9 million increase in professional fees primarily in connection with the OGIO acquisition, and a $2.0 million increase in employee costs due to increases in accrued employee incentive compensation expense and stock compensation expense. These increases were partially offset by a $0.5 million decrease in bad debt expense.
Research and development expenses increased by $1.2 million to $17.7 million (2.9% of net sales) during the six months ended June 30, 2017 compared to $16.5 million (3.2% of net sales) in the comparable period of 2016, primarily due to an increase in accrued employee incentive compensation expense.
Interest expense remained relatively flat at $1.6 million during the six months ended June 30, 2017 compared to $1.5 million in the comparable period of 2016.
During the second quarter of 2016, the Company recognized a $17.7 million pre-tax gain on the sale of golf-related ventures as a result of the sale of approximately 10.0% of its investment in Topgolf for $23.4 million. See Note 8 “Investments” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.
Other income/expense, net improved to other expense of $5.3 million during the six months ended June 30, 2017 compared to other expense of $7.1 million in the comparable period of 2016. This $1.8 million improvement was due to a decline in net foreign currency losses from non-designated foreign currency hedging contracts.
The Company’s provision for income taxes increased to $29.3 million for the six months ended June 30, 2017, compared to $3.3 million in the comparable period of 2016, primarily due to the recognition of income tax expense on the Company's U.S. operations in the first six months of 2017. The Company's full valuation allowance that was established in June 2011 against the Company's U.S. deferred tax assets resulted in minimal U.S. tax expense in the first six months of 2016. During the fourth quarter of 2016, the Company reversed a significant portion of the valuation allowance against those deferred tax assets. As a result of the reversal, the Company began recognizing income taxes again on its U.S. operations in the first quarter of 2017. For further discussion see Note 10 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net income for the six months ended June 30, 2017 decreased by $15.4 million to $57.1 million compared to $72.5 million in the comparable period of 2016. Diluted earnings per share decreased to $0.59 in the first six months of 2017 compared to $0.76 in the same period in 2016. As previously discussed in the Executive Summary, on a non-GAAP basis, excluding after-tax acquisition costs of $4.1 million in the first six months of 2017 and the Topgolf gain of $17.7 million in first six months of 2016, and applying a 38.5% estimated statutory tax rate to the non-GAAP results for the first six months of 2016, the Company's net income and diluted earnings per share for the first six months of 2017 would have increased by $25.4 million or 71% to $61.2 million and by $0.27 or 73% to $0.64 for the first six months of 2017 compared to the same period in 2016.
The table below presents a reconciliation of the Company's results under GAAP for the first six months of 2017 and 2016, to the Company's non-GAAP results as defined above for the same periods (in millions).

	Six months ended June 30, 2017			Six months ended June 30, 2016
	As Reported	Ogio Acquisition Costs(1)	Non-GAAP	As Reported	Non-Cash Tax Adjustment(2)	Topgolf Gain(3)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	$57.1	$(4.1)	$61.2	$72.5	$19.0	$17.7	$35.8

Diluted earnings (loss) per share	$0.59	$(0.05)	$0.64	$0.76	$0.21	$0.18	$0.37
Weighted-average shares outstanding	96.1	96.1	96.1	95.7	95.7	95.7	95.7

(1)
Represents transaction and transition costs associated with the acquisition of Ogio International, Inc in January 2017. The income tax benefit of $2.1 million associated with these costs were based on the Company's effective tax rate for the first six months of 2017.

(2)	Impact of applying an estimated statutory tax rate of 38.5% to pre-tax income of $58.2 million on a non-GAAP basis for the first six months of 2016.

(3)	Gain recognized on the sale of approximately 10% of the Company's investment in Topgolf.

Operating Segments Results for the Six Months Ended June 30, 2017 and 2016
Golf Clubs
Golf clubs sales increased $30.4 million (8.5%) to $389.9 million in the first six months of 2017 compared to the same period in 2016, primarily due to the continued success of the current year Epic line of drivers and fairway woods, offset by a decrease in net sales of irons and putters due to the timing of product launches.
Net sales information by product category is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2017	2016(1)	Dollars	Percent
Net sales:
Woods	$196.9	$143.8	$53.1	36.9%
Irons	141.3	160.1	(18.8)	(11.7)%
Putters	51.7	55.6	(3.9)	(7.0)%
	$389.9	$359.5	$30.4	8.5%

(1)	Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017.
Net sales of woods increased $53.1 million (36.9%) to $196.9 million for the six months ended June 30, 2017 compared to the same period in the prior year due to a 32.9% improvement in average selling prices and a 3.0% improvement in sales volume. The increase in average selling prices and sales volume was primarily due to the success of the current year Epic line of higher priced premium drivers and fairway woods, which outpaced sales of the lower priced XR 16 line of woods in the first six months of 2016. This increase in sales volume was partially offset by a shift in launch timing of new hybrid products.
Net sales of irons decreased $18.8 million (11.7%) to $141.3 million for the six months ended June 30, 2017 compared to the same period in the prior year due to a 14.1% decrease in sales volume partially offset by a 2.5% increase in average selling prices. The decrease in sales volume was primarily due to the timing of product launches, resulting in fewer irons products launched in the first six months of 2017 compared to the same period in 2016. The increase in average selling prices was primarily due to the launch of the premium Epic line of irons during the second quarter of 2017, which have a higher average selling price compared to the Big Bertha Beta irons launched in the prior year, combined with a decrease in promotional activity period over period.
Net sales of putters decreased $3.9 million (7.0%) to $51.7 million for the six months ended June 30, 2017 compared to the same period in the prior year due to a 10.8% decline in sales volumes partially offset by a 4.3% increase in average selling prices. The decline in sales volume was primarily due to the timing of product launches which resulted in fewer putter products launched in the first six months of 2017 compared to the same period in 2016. The increase in average selling prices was primarily due to the successful launch of Odyssey Works core line of putters, which have higher average selling prices compared to the core models sold in the prior year.
Golf Balls
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth
	2017	2016	Dollars	Percent
Net sales:
Golf balls	$97.0	$88.4	$8.6	9.7%
Net sales of golf balls increased $8.6 million (9.7%) to $97.0 million for the six months ended June 30, 2017 compared to the same period in the prior year due to a 9.4% increase in sales volume with relatively flat average selling prices. The increase in sales volume was primarily due to the success of the Company's new Supersoft and Chrome Soft X golf balls launched in the first six months of 2017, combined with the continued success of the Chrome Soft golf balls launched in the comparable period in 2016.

Gear, Accessories and Other
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth
	2017	2016	Dollars	Percent
Net sales:
Gear, accessories and other	$126.6	$71.7	$54.9	76.6%
Net sales of gear, accessories and other increased $54.9 million (76.6%) to $126.6 million for the six months ended June 30, 2017 compared to the same period in the prior year. This increase was primarily due to an increase in sales of bags and gear resulting from the Company's acquisition of OGIO in January 2017, as well as an increase in apparel sales primarily due to the Company's apparel joint venture in Japan established during the third quarter of 2016. Additionally, sales of Callaway golf bags, footwear, headwear, and gloves increased in the first six months of 2017 compared to the same period of 2016.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2017	2016(1)	Dollars	Percent
Income before income taxes:
Golf clubs	$73.4	$53.4	$20.0	37.5%
Golf balls	22.5	18.1	4.4	24.3%
Gear, accessories and other	21.5	16.2	5.3	32.7%
Reconciling items(2)	(30.8)	(11.9)	(18.9)	(158.8)%
	$86.6	$75.8	$10.8	14.2%

(1)	Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The change in reconciling items was primarily due to a $17.7 million gain recognized in the first six months of 2016 in connection with the sale of approximately 10% of the Company's investment in Topgolf. See Note 8 "Investments" to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.

Pre-tax income in the Company’s golf clubs operating segment increased to $73.4 million for the six months ended June 30, 2017 from $53.4 million for the comparable period in the prior year. This increase was primarily due to a $23.5 million increase in gross profit (or an increase of 230 basis points in gross margin) partially offset by a $3.5 million increase in operating expenses. The increase in gross margin was primarily due to a favorable shift in price and product mix within the woods product category, combined with an increase in average selling prices across all golf club product categories, which resulted in a positive impact to gross margin of approximately 360 basis points. The favorable shift in price and product mix in the woods product category was due to the success of the Epic line of drivers launched in the current year, which have higher margins compared to the prior year XR 16 line of drivers. In addition, foreign currency translation on inventory held in foreign locations had a positive impact on gross margin of approximately 60 basis points. These increases in margin were partially offset by a decrease of approximately 210 basis points due to higher freight costs resulting from more air shipments to meet the high demand of the Company's current year products, in addition to an increase in club component costs due to the higher cost materials and technology incorporated into current year products. The increase in operating expenses was primarily due to increases in marketing expenses, research and development and employee costs.
Pre-tax income in the Company’s golf balls operating segment increased to $22.5 million for the six months ended June 30, 2017 from $18.1 million for the comparable period in the prior year. This increase was primarily due to a $4.6 million increase in gross profit (or an increase of 60 basis points in gross margin), primarily due to foreign currency translation on inventory held in foreign locations. This was partially offset by a $0.3 million increase in operating expenses.

Pre-tax income in the Company's gear, accessories and other operating segment increased to $21.5 million for the six months ended June 30, 2017 from $16.2 million for the comparable period in the prior year. This increase was primarily due to a $24.7 million increase in gross profit, offset by a $19.4 million increase in operating expenses, both due to the incremental sales and expenses from the acquisition of OGIO in the first quarter of 2017, and the Company's apparel joint venture in Japan established during the third quarter of 2016.
Financial Condition
The Company’s cash and cash equivalents decreased $64.0 million to $62.0 million at June 30, 2017 from $126.0 million at December 31, 2016. The decrease in cash was primarily driven by $57.9 million of net cash used to fund the Company's acquisition of OGIO in January 2017, and it also reflects the general seasonality of the Company's business. Cash provided by operating activities improved to $26.3 million during the first six months of 2017 compared to $17.8 million during the comparable period of 2016, primarily due to an overall improvement in the Company's cash collection cycle as a result of improved payment terms period over period combined with the timing of inventory purchases and improved inventory management period over period. During the first six months of 2017, the Company used its cash and cash equivalents in addition to cash from its operating activities to pay down its credit facilities and repurchase $16.4 million in shares of its common stock, as well as to fund $12.2 million in capital expenditures and the OGIO acquisition as discussed above. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its credit facilities, as deemed necessary. See Note 3 "Financing Arrangements" to the Note to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-Q for further information on the ABL Facility.
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of June 30, 2017, the Company’s net accounts receivable increased to $224.6 million from $127.9 million as of December 31, 2016. This increase reflects the general seasonality of the business and was primarily attributable to net sales of $304.6 million during the second quarter of 2017 compared to net sales of $163.7 million during the fourth quarter of 2016. The Company’s net accounts receivable as of June 30, 2017 increased by $19.6 million compared to the Company’s net accounts receivable as of June 30, 2016. This increase was primarily attributable to a $59.0 million increase in net sales in the second quarter of 2017 compared to the second quarter of 2016, offset by an overall improvement in payment terms.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s inventory decreased to $171.8 million as of June 30, 2017 compared to $189.4 million as of December 31, 2016. This decrease reflects the general seasonality of the Company's business combined with the Company's continuous efforts to improve the overall management of inventory. The Company’s inventory as of June 30, 2017 increased by $20.3 million compared to the Company's inventory as of June 30, 2016 primarily due to incremental inventory from the consolidation of the Japan joint venture starting in July 2016 and the OGIO acquisition completed in January 2017, as well as the timing of product launches period over period.
Liquidity and Capital Resources
The information set forth in Note 3 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q is incorporated herein by this reference.
Liquidity
The Company’s principal sources of liquidity consist of its existing cash balances, funds expected to be generated from operations and its credit facilities. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations in 2017, and current and projected availability under its current or future credit facilities, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, contractual obligations and commercial commitments for at least the next 12 months.

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
In July 2017, the Company amended the ABL Facility and entered into a stretch term loan facility ("Stretch Facility") for $60.0 million. Loans under the Stretch Facility ("Term Loans") bear interest at the current rates under the ABL Facility, plus 250 basis points. The Stretch Facility matures on the earlier of (i) four years from the commencement date of the facilty and (ii) the maturity of the ABL Facility, and amortizes over a three year period, beginning in the second year of the facility. The Company must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 and a leverage ratio of 4.0 to 1.0 or less at any time when there is $20.0 million or more outstanding in Term Loans. The Stretch Facility is collateralized by the same assets as those under the ABL Facility, and is subject to certain restrictions, including placing liens on certain assets, in addition to limits on certain distributions.
On August 3, 2017, the Company announced it has entered into a definitive agreement to acquire TravisMathew, LLC, a high-growth golf and lifestyle apparel company, for $125.5 million in an all-cash transaction, subject to customary working capital adjustments (see Note 16 "Subsequent Event" to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q). The Company intends to fund this acquisition with its existing cash balances combined with funds from the Stretch Facility mentioned above, as needed.
As of June 30, 2017, approximately 80% of the Company’s total cash is held in regions outside of the United States. If the Company were to repatriate such cash, outside of settling intercompany balances during the normal course of operations, it would need to accrue and pay incremental U.S. federal and state income taxes, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards. The Company has not, nor does it intend to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. In 2015 and 2014, the Company ceased its business operations in Thailand and Malaysia, respectively, and accordingly, the Company no longer maintains a permanent reinvestment assertion with respect to these two entities. In April 2017, the Company substantially completed the liquidation process for its subsidiary in Malaysia and repatriated the undistributed earnings of this entity to the United States. The amount repatriated was not material to the Company's consolidated condensed financial statements. The Company intends to repatriate the undistributed earnings from its Thailand entity to the United States at the time that the winding-down process has been completed. The incremental U.S. income taxes related to reversing its permanent reinvestment assertion were offset by the utilization of the Company's cumulative U.S. net operating losses. Except for the Company's foreign subsidiaries in Thailand and Malaysia, the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon.

Other Significant Cash and Contractual Obligations
The table set forth below summarizes certain significant cash obligations as of June 30, 2017 that could affect the Company’s future liquidity.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Japan ABL facilities	$6.2	$6.2	$—	$—	$—
Capital leases (1)	0.3	0.2	0.1	—	—
Operating leases(2)	25.2	6.1	6.8	4.2	8.1
Unconditional purchase obligations(3)	69.7	40.5	23.9	5.3	—
Uncertain tax contingencies(4)	4.1	0.6	1.0	0.4	2.1
Total	$105.5	$53.6	$31.8	$9.9	$10.2

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

(4)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of June 30, 2017. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion see Note 10 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the six months ended June 30, 2017 was not material to the Company’s financial position, results of operations or cash flows.
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
Capital Expenditures
The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $35.0 million for the year ending December 31, 2017.
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
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2017 through its foreign currency forward contracts.
The estimated maximum one-day loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, is $17.5 million at June 30, 2017. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities. Outstanding borrowings under these credit facilities accrue interest as described in Note 3 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.1 million over a 12-month period ending on June 30, 2017.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness, as of June 30, 2017, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The following table summarizes the purchases by the Company during the second quarter of 2017. Included in these repurchases are shares the Company acquired to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended June 30, 2017
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
April 1, 2017-April 30, 2017	9,316	$11.27	9,316	$26,409,487
May 1, 2017-May 31, 2017	77,252	$12.12	77,252	$25,473,193
June 1, 2017-June 30, 2017	—	$—	—	$25,473,193
Total	86,568	$12.03	86,568	$25,473,193
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
None.

Item 6.    Exhibits

2.1
Agreement and Plan of Merger, dated as of August 3, 2017, is made and entered into by and among the Company, OTP LLC, travisMathew, LLC, and John Kruger, in his capacity as the Member Representative, incorporated herein by this reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 4, 2017 (file no. 1-10962).

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

10.1
Eighth Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of August 1, 2017, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Ogio International, Inc., Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Callaway Golf European Holding Company Limited, Bank of America, N.A. as administrative agent and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on August 4, 2017 (file no. 1-10962).

10.2
Appointment of Officer effective July 31, 2017, by and between the Company and Brian P. Lynch, incorporated herein by reference to the Company's Current Report on Form 8-K, as filed with the Commission on August 3, 2017.

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
Date: August 4, 2017

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