Form 10-Q
period 2017-09-30
CALLAWAY GOLF CO
filed 2017-11-08
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2017, the number of shares outstanding of the Registrant’s common stock outstanding was 94,536,369.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "on track," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, market conditions, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the integration of TravisMathew, LLC (“TravisMathew”) acquisition, the integration of the OGIO International, Inc (“OGIO”) acquisition, the related financial impact of the future business and prospects of the Company, TravisMathew and OGIO, and the expected continued financial impact of the Company's joint venture in Japan. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:

•	certain risks and uncertainties, including changes in capital market or economic conditions;

•	delays or difficulties in the integration of the TravisMathew and/or OGIO acquisitions;

•	consumer acceptance of and demand for the Company’s products;

•	future retailer purchasing activity, which can be significantly affected by adverse industry conditions and overall retail inventory levels;

•	any unfavorable changes in U.S. trade, tax or other policies, including restrictions on imports or an increase in import tariffs;

•	the level of promotional activity in the marketplace;

•	future consumer discretionary purchasing activity, which can be significantly adversely affected by unfavorable economic or market conditions;

•	significant fluctuations in foreign currency exchange rates;

•	the ability of the Company to manage international business risks;

•	future changes in foreign currency exchange rates and the degree of effectiveness of the Company’s hedging programs;

•	adverse changes in the credit markets or continued compliance with the terms of the Company’s credit facilities;

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

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex-Apex Tour-APW-Aqua Dry-Arm Lock-Backstryke-Big Bertha-Big Bertha Alpha-Big T-Black Series-C-C Grind-Cage-Callaway-Callaway Golf-Callaway Media Productions-Callaway Supersoft-Chev-Chev 18-Chevron Device-Chrome Soft-Comfort Tech-CUATER-Cup 360-CXR-360 Face Cup-D.A.R.T.-Dawn Patrol-Divine-Eagle-Engage-Epic-ERC-Exo-Fast Tech Mantle-FT Optiforce-FT Performance-FT Tour-FTiZ-Fusion-Fusion RX-GBB-Gems-Gravity Core-Great Big Bertha-Great Big Bertha Epic-Heavenwood-Hex Aerodynamics-Hex Chrome-Hex Solaire-HX-Hyper Dry-Hyper Lite-Hyper Speed Face-IMIX-Innovate or Die design-Ion X-Jailbird-Jailbreak-Kings of Distance-Legacy-Longer From Everywhere-Mack Daddy-Majestic-MarXman-MD3 Milled-MetalX-Microhinge Face Insert-Number One Putter in Golf-O Works-Odyssey-Odyssey Works-Ogio-Opti Flex-Opti Grip-Opti Shield-Opti Therm-OptiFit-ORG 14-ORG 15-PRESTIGE 7-ProType-∙R∙-R Moto-Rossie-RSX-S2H2-Sabertooth-Shredder-SoftFast-Solaire-Speed Regime-Speed Step-SR1-SR2-SR3-Steelhead XR-Steelhead-Strata-Strata Jet-Stronomic-Sub Zero-Superhot-T M-Tank-Tank Cruiser-Tech Series-Teron-TiHot-TMCA-Toe Up-Toulon-Tour Authentic -Trade In! Trade Up!-TRAVISMATHEW-Trionomer Cover-Tru Bore-Tyro-udesign-Uptown-Versa-W Grind-Warbird-Weather Series-Wedgeducation-White Hot-White Hot Pro-White Hot Pro Havok-White Hot Tour-White Ice-World's Friendliest-X-12-X-14-X-16-X-18-X-20-X-22-X-24-X Act-X Hot-X Hot Pro-X² Hot-X Series-XR 16-XR design-XSPANN-Xtra Traction Technology-Xtra Width Technology-XTT-2-Ball-3 Deep.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$82,021	$125,975
Accounts receivable, net	152,420	127,863
Inventories	186,585	189,400
Income taxes receivable	5,109	637
Other current assets	20,466	16,550
Total current assets	446,601	460,425
Property, plant and equipment, net	65,906	54,475
Intangible assets, net (Note 6)	224,351	88,731
Goodwill (Note 6)	56,091	25,593
Deferred taxes, net	83,149	114,707
Investment in golf-related venture (Note 8)	50,495	48,997
Other assets	9,390	8,354
Total assets	$935,983	$801,282
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$140,572	$132,521
Accrued employee compensation and benefits	34,830	32,568
Asset-based credit facilities	70,618	11,966
Accrued warranty expense	7,550	5,395
Income tax liability	3,552	4,404
Total current liabilities	257,122	186,854
Long-term liabilities:
Income tax payable	4,152	3,608
Deferred taxes, net	1,793	1,596
Long-term incentive compensation and other	764	624
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 95,042,557 and 94,214,295 shares issued at September 30, 2017 and December 31, 2016, respectively	950	942
Additional paid-in capital	332,133	330,206
Retained earnings	344,413	287,129
Accumulated other comprehensive loss	(9,041)	(18,466)
Less: Common stock held in treasury, at cost, 506,188 and 97,837 shares at September 30, 2017 and December 31, 2016, respectively	(5,450)	(905)
Total Callaway Golf Company shareholders’ equity	663,005	598,906
Non-controlling interest in consolidated entity (Note 7)	9,147	9,694
Total shareholders’ equity	672,152	608,600
Total liabilities and shareholders’ equity	$935,983	$801,282

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$243,604	$187,850	$857,079	$707,497
Cost of sales	138,702	108,975	456,297	385,597
Gross profit	104,902	78,875	400,782	321,900
Operating expenses:
Selling expense	65,754	55,869	205,618	183,543
General and administrative expense	23,957	19,851	68,976	52,484
Research and development expense	9,154	8,420	26,899	24,942
Total operating expenses	98,865	84,140	301,493	260,969
Income (loss) from operations	6,037	(5,265)	99,289	60,931
Interest income	63	56	399	550
Interest expense	(705)	(487)	(2,306)	(1,949)
Gain on sale of investment in golf-related venture (Note 8)	—	—	—	17,662
Other income (expense), net	(820)	1,251	(6,197)	(5,806)
Income (loss) before income taxes	4,575	(4,445)	91,185	71,388
Income tax provision	1,486	1,294	30,742	4,632
Net income (loss)	3,089	(5,739)	60,443	66,756
Less: Net income attributable to non-controlling interest	29	127	251	127
Net income (loss) attributable to Callaway Golf Company	$3,060	$(5,866)	$60,192	$66,629

Earnings (loss) per common share:
Basic	$0.03	$(0.06)	$0.64	$0.71
Diluted	$0.03	$(0.06)	$0.62	$0.70
Weighted-average common shares outstanding:
Basic	94,450	94,081	94,246	94,021
Diluted	96,879	94,081	96,343	95,687

Dividends declared per common share	$0.01	$0.01	$0.03	$0.03

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$3,089	$(5,739)	$60,443	$66,756
Other comprehensive income (loss)
Change in derivative instruments	626	515	(2,992)	(1,708)
Foreign currency translation adjustments	3,431	577	12,002	4,195
Comprehensive income (loss), before income tax on other comprehensive income items	7,146	(4,647)	69,453	69,243
Income tax benefit (expense) on derivative instruments	(277)	(31)	521	31
Comprehensive income (loss)	6,869	(4,678)	69,974	69,274
Less: Comprehensive income (loss) attributable to non-controlling interest	(14)	(76)	176	(76)
Comprehensive income (loss) attributable to Callaway Golf Company	$6,883	$(4,602)	$69,798	$69,350

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$60,443	$66,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,806	12,541
Inventory step-up amortization from acquisitions	1,701	—
Deferred taxes	32,586	(370)
Share-based compensation	9,583	6,465
Loss (gain) on disposal of long-lived assets and deferred gain amortization	1,035	(117)
Gain on sale of investment in golf-related venture	—	(17,662)
Unrealized losses on foreign currency forward contracts	1,373	2,880
Change in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(6,540)	(38,740)
Inventories	24,038	64,842
Other assets	(4,835)	3,859
Accounts payable and accrued expenses	(20,563)	(10,490)
Accrued employee compensation and benefits	1,762	(3,342)
Accrued warranty expense	2,155	(191)
Income taxes receivable/payable, net	(4,835)	(639)
Other liabilities	76	(171)
Net cash provided by operating activities	110,785	85,621
Cash flows from investing activities:
Acquisitions, net of cash acquired	(181,824)	—
Capital expenditures	(16,846)	(12,163)
Proceeds from sales of property and equipment	560	20
Proceeds from sale of investment in golf-related venture	—	23,429
Collection of note receivable	—	3,104
Investments in golf-related venture	(1,499)	(1,560)
Net cash (used in) provided by investing activities	(199,609)	12,830
Cash flows from financing activities:
Proceeds from (repayments of) asset-based credit facilities, net	58,652	(14,969)
Acquisition of treasury stock	(16,479)	(5,133)
Dividends paid	(2,827)	(2,822)
Distribution to non-controlling interest	(974)	—
Exercise of stock options	4,205	2,625
Net cash provided by (used in) financing activities	42,577	(20,299)
Effect of exchange rate changes on cash and cash equivalents	2,293	(3,325)
Net (decrease) increase in cash and cash equivalents	(43,954)	74,827
Cash and cash equivalents at beginning of period	125,975	49,801
Cash and cash equivalents at end of period	$82,021	$124,628
Supplemental disclosures:
Cash paid for income taxes, net	$9,787	$5,750
Cash paid for interest and fees	$1,865	$1,399
Non-cash investing and financing activities:
Issuance of treasury stock for compensatory stock awards released from restriction	$5,556	$893
Accrued capital expenditures at period-end	$1,865	$1,272
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance at December 31, 2016	94,214	$942	$330,206	$287,129	$(18,466)	(98)	$(905)	$598,906	$9,694	$608,600
Acquisition of treasury stock	—	—	—	—	—	(1,527)	(16,479)	(16,479)	—	(16,479)
Exercise of stock options	—	—	(2,173)	—	—	600	6,378	4,205	—	4,205
Compensatory awards released from restriction	825	8	(5,564)	—	—	519	5,556	—	—	—
Share-based compensation	—	—	9,583	—	—	—	—	9,583	—	9,583
Stock dividends	4	—	81	(81)	—	—	—	—	—	—
Cash dividends	—	—	—	(2,827)	—	—	—	(2,827)	—	(2,827)
Equity adjustment from foreign currency translation	—	—	—	—	11,826	—	—	11,826	176	12,002
Change in fair value of derivative instruments, net of tax	—	—	—	—	(2,401)	—	—	(2,401)	—	(2,401)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(974)	(974)
Net income	—	—	—	60,192	—	—	—	60,192	251	60,443
Balance at September 30, 2017	95,043	$950	$332,133	$344,413	$(9,041)	(506)	$(5,450)	$663,005	$9,147	$672,152

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
Recent Accounting Standards
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The new standard is designed to refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The new standard is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. If early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period (i.e., the initial application date). The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements and disclosures.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This amendment is intended to simplify several aspects of the accounting for share-based payment transactions, including (i) the recognition of excess tax benefits or deficiencies in the operating statement when compensatory stock awards are vested and settled, and the presentation of these tax benefits or deficiencies as an operating cash outflow on the statement of cash flows, (ii) the option to withhold the maximum statutory tax rate on the settlement of compensatory stock without triggering liability accounting, as well as presenting the shares withheld for the settlement of these taxes as a financing outflow on the statement of cash flows, and (iii) the option to elect a change in the accounting policy to account for forfeitures as they occur. This amendment became effective for the Company as of January 1, 2017. The Company adopted this ASU using the modified retrospective transition method with respect to the recognition of excess tax benefits in the consolidated condensed statement of operations. The adoption did not result in a cumulative-effect adjustment to equity as of January 1, 2017. The amendment related to the cash flow presentation of shares acquired to satisfy the Company's minimum tax withholding requirements in connection with the settlement of compensatory stock was applied retrospectively as a financing outflow. The adoption had no impact to any periods presented on the consolidated condensed statement of cash flows as these cash outflows have historically been presented as a financing activity. The Company elected not to change its accounting policy on the recognition of estimated forfeitures.
In March 2016, the FASB issued ASU No. 2016-04, "Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products." The amendment clarifies when it is acceptable to recognize the unredeemed portion of prepaid gift cards into income, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. As of September 30, 2017, the Company had $1,050,000 of deferred revenue related to unredeemed gift cards. The Company does not expect the adoption of this ASU will have a material impact on its consolidated condensed financial statements and disclosures.

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
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendment requires (i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). This amendment eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As of September 30, 2017, the Company had an investment in Topgolf International, Inc. of $50,495,000 that was accounted for at cost in accordance with ASC Topic 325, “Investments—Other” (see Note 8). Based on prior observable market transactions, the Company believes that the fair value of its investment in Topgolf significantly exceeds its cost. However, the Company is currently unable to estimate the fair value of this investment as of September 30, 2017, as it was not practical to do so, and there were no recent identifiable events or changes in circumstances that had a significant effect on fair value. If there are any observable price changes related to this investment or a similar investment of the same issuer in fiscal years beginning after December 15, 2017, the Company would be required to write this investment up or down to its estimated fair value, which could have a significant effect on the Company's financial position and results of operations.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures regarding revenue and contracts with customers. The Company is finalizing its analysis of this ASU, and is expecting to reach a conclusion in the fourth quarter of 2017 on the financial impact it will have on its consolidated financial statements and footnote disclosures. In its ongoing analysis of this ASU, the Company determined that the new standard will primarily apply to certain sales promotions and price concessions that the Company offers to its retailers. The Company expects that this ASU will accelerate the timing of when these sales promotions and price concessions are recognized to earlier in the product life cycle which could impact quarter-over-quarter net sales trends. The Company plans to adopt this ASU as of January 1, 2018 using the modified retrospective approach, which will result in a cumulative adjustment to retained earnings at the adoption date, in addition to increased footnote disclosures.

Note 2. Business Combinations
During the first nine months of 2017, the Company completed the acquisitions of OGIO International, Inc. ("OGIO") and TravisMathew, LLC (TravisMathew). The purchase price of each acquisition was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition in accordance with ASC Topic 820, "Fair Value Measurement." The excess between the purchase price and the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The Company determined the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The Company may adjust the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the relevant acquisition closing date as it obtains more information as to facts and circumstances existing as of the relevant acquisition date.
Valuations of acquired intangible assets and inventory are subject to fair value measurements that were based primarily on significant inputs not observable in the market and thus represent Level 3 measurements (see Note 13).
Both acquisitions were treated as asset purchases for income tax purposes and, as such, the Company expects to deduct all of the intangible assets, including goodwill.
Acquisition of OGIO International, Inc.
On January 11, 2017, the Company acquired all of the outstanding shares of capital stock of OGIO, a leading manufacturer of high quality bags, accessories and apparel in the golf and lifestyle categories, in a cash transaction pursuant to the terms of a Share Purchase Agreement, by and among the Company, OGIO, and each of the shareholders and option holders of OGIO.
The acquired furniture, fixtures, office equipment, leasehold improvements, computer equipment and warehouse equipment were all valued at their estimated replacement cost, which the Company determined approximated the net book value of the assets on the date of the acquisition. Inventory was valued using the net realizable value approach, which was based on the estimated selling price in the ordinary course of business less reasonable disposal costs. The customer and distributor relationships were valued under the income approach based on the present value of future earnings. The trade name was valued under the royalty savings income approach method, which is equal to the present value of the after-tax royalty savings attributable to owning the trade name as opposed to paying a third party for its use. For this valuation, the Company used a royalty rate of 7.5%, which is reflective of royalty rates paid in market transactions, and a discount rate of 14.0% on the future cash flows generated by the net after-tax savings. Goodwill arising from the acquisition consists largely of the synergies expected from combining the operations of the Company and OGIO. For segment reporting purposes, goodwill is reported in the gear, accessories and other operating segment.
At the acquisition date, the total purchase price was valued at approximately $66,032,000. Due to the subsequent measurement of liabilities assumed in the acquisition, the purchase price was reduced to $65,951,000 as of September 30, 2017. In addition, as a result of measurement adjustments, during the three months ended September 30, 2017, goodwill was increased by $342,000. The Company incurred transaction costs of approximately $3,052,000, of which $1,805,000 was recognized in general and administrative expenses during the nine months ended September 30, 2017. The remainder was recognized in 2016.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation (in thousands):

At January 11, 2017
Assets Acquired
Cash	$8,061
Accounts receivable	7,696
Inventory	7,092
Other current assets	328
Property and equipment	2,369
Intangibles - trade name	49,700
Intangibles - customer & distributor relationships	1,500
Intangibles - non-compete agreements	150
Goodwill	5,885
Total assets acquired	82,781
Liabilities Assumed
Accounts Payable and accrued liabilities	16,830
Net assets acquired	$65,951
Acquisition of TravisMathew, LLC
On August 17, 2017, the Company acquired TravisMathew, a golf and lifestyle apparel company in an all-cash transaction pursuant to the terms of an Agreement and Plan of Merger, by and among the Company, TravisMathew, OTP LLC, a California limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and a representative of the equity holders of TravisMathew. The Company acquired TravisMathew by way of a merger of Merger Sub with and into TravisMathew, with TravisMathew surviving as a wholly-owned subsidiary of the Company. The purchase price remains subject to a working capital adjustment. The acquisition is expected to enhance the Company's strategy of developing growth in areas tangential to the golf equipment business.
The acquired furniture, fixtures, office equipment, leasehold improvements, computer equipment and warehouse equipment were all valued at their estimated replacement cost, which the Company determined approximated the net book value of the assets on the date of the acquisition. Inventory was valued using the net realizable value approach, which was based on the estimated selling price in the ordinary course of business less reasonable disposal costs. The licensing agreement was valued under the income approach based on the projected royalty income from the distributors. The customer and distributor relationships were valued under the income approach based on the present value of future earnings. The trade name was valued under the royalty savings income approach method, which is equal to the present value of the after-tax royalty savings attributable to owning the trade name as opposed to paying a third party for its use. For this valuation, the Company used a royalty rate of 8.0%, which is reflective of royalty rates paid in market transactions, and a discount rate of 11.0% on the future cash flows generated by the net after-tax savings. Goodwill arising from the acquisition consists largely of the synergies expected from combining the operations of the Company and TravisMathew. For segment reporting purposes, goodwill is reported in the gear, accessories and other operating segment.
At the acquisition date, the total purchase price was valued at approximately $124,597,000. In connection with the acquisition, during the three and nine months ended September 30, 2017, the Company recognized transaction costs of approximately $2,423,000 in general and administrative expenses.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation (in thousands):

At August 17, 2017
Assets Acquired
Cash	$663
Accounts receivable	9,715
Inventory	11,909
Other current assets	549
Property and equipment	4,327
Other assets	117
Intangibles - trade name	78,400
Intangibles - licensing agreement	1,100
Intangibles - customer & distributor relationships	4,450
Intangibles - non-compete agreements	600
Goodwill	23,436
Total assets acquired	135,266
Liabilities Assumed
Accounts Payable and accrued liabilities	10,669
Net assets acquired	$124,597
Supplemental Pro-Forma Information
The following table presents supplemental pro-forma information for the three and nine months ended September 30, 2017 and 2016 as if both the OGIO and TravisMathew acquisitions had occurred on January 1, 2016. These amounts have been calculated after applying the Company's accounting policies and are based upon currently available information. For this analysis, the Company assumed that costs associated with the acquisition, including the amortization of intangible assets and the step-up of inventory, as well as the tax effect on those costs, were recognized as of January 1, 2016. Pre-acquisition net sales and net income amounts for both OGIO and TravisMathew were derived from the books and records of OGIO and TravisMathew prepared prior to the respective acquisition and are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the dates noted below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(in thousands)
Net sales	$249,952	$211,849	$894,936	$780,408
Net income (loss) attributable to Callaway Golf Company	$5,597	$(3,459)	$70,796	$64,643
For the three and nine months ended September 30, 2017, the Company's consolidated net sales included $19,450,000 and $44,367,000, respectively, attributable to both OGIO and TravisMathew. Due to the integration of OGIO into the Company's operations since the day of acquisition, the net income for OGIO could not be determined and is therefore not presented. The net loss for TravisMathew that was included in the Company's consolidated results of operations for the three and nine months ended September 30, 2017 was nominal.
Note 3. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its primary asset-based revolving credit facility and its Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of September 30, 2017, the Company had $70,618,000 in borrowings outstanding under all facilities, $857,000 in outstanding letters of credit, and $82,021,000 in cash and cash equivalents. As of September 30, 2017, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit was $195,105,000. At September 30,

2016, the Company had no borrowings outstanding under either facility, $933,000 in outstanding letters of credit, and $124,628,000 in cash and cash equivalents. As of September 30, 2016, the Company's available liquidity was $212,241,000.
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
As of September 30, 2017, the Company had $52,400,000 borrowings outstanding under the ABL Facility and $857,000 in outstanding letters of credit. Amounts available under the ABL Facility fluctuate with the general seasonality of the business and increase and decrease with changes in the Company’s inventory and accounts receivable balances. Amounts available are highest during the first half of the year when the Company’s inventory and accounts receivable balances are higher and lower during the second half of the year when the Company's inventory levels decrease and its accounts receivable decrease as a result of cash collections and lower sales. Average outstanding borrowings during the nine months ended September 30, 2017 were $35,890,000, and the average amount available under the ABL Facility during the nine months ended September 30, 2017, after outstanding borrowings and letters of credit, was approximately $116,760,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable on June 23, 2019.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including meeting certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. The "fixed charge coverage ratio" is the ratio of (i) the 12-month trailing EBITDA (as defined in the ABL Facility) adjusted for capital expenditures and taxes paid, to (ii) interest expense and certain distributions paid in the trailing 12-month period adjusted for debt amortization, if any. These restrictions do not materially limit the Company's ability to pay future dividends at the current dividend rate. As of September 30, 2017, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below $23,000,000. The Company’s borrowing base availability was above $23,000,000 during the nine months ended September 30, 2017, and the Company was in compliance with the fixed charge coverage ratio as of September 30, 2017. Had the Company not been in compliance with the fixed charge coverage ratio as of September 30, 2017, the Company's maximum amount of additional indebtedness that could have been outstanding on September 30, 2017 would have been reduced by $23,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. The applicable margin for any month could be reduced by 0.25% if the Company’s availability ratio is greater than or equal to 67% and the Company’s “leverage ratio” (as defined below) is less than 4.0 to 1.0 as of the last day of the month for which financial statements have been delivered, so long as no default or event of default exists. The Company’s “leverage ratio” is the ratio of the amount of debt for borrowed money to the 12-month trailing EBITDA (as defined in the ABL Facility), each determined on a consolidated basis. At September 30, 2017, the Company’s trailing 12 month average interest rate applicable to its outstanding loans under the ABL Facility, not including the fees described below, was 3.18%.
The ABL Facility provides for monthly fees of 0.25% of the unused portion of the ABL Facility.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $5,283,000, which are amortized into interest expense over the term of the ABL Facility agreement. Unamortized fees at September 30, 2017 and December 31, 2016 totaled $1,170,000 and $1,297,000, respectively, of which $669,000 and $519,000 were included in other current assets, respectively, and $501,000 and $778,000 were included in other assets, respectively, in the accompanying consolidated condensed balance sheets.
In August 2017, the Company amended the ABL Facility to include an additional term loan facility ("Term Loan Facility") for $60,000,000 that is in addition to the other amounts available under the ABL Facility. Loans under the Term Loan Facility ("Term Loans") bear interest at the current rates under the ABL Facility, plus 250 basis points. The Term Loan Facility matures on the earlier of (i) four years from the commencement date of the facility and (ii) the maturity of the ABL Facility, and amortizes over a three year period, beginning in the second year of the facility. The Company must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 and a leverage ratio of 4.0 to 1.0 or less at any time when there is $20,000,000 or more outstanding in Term Loans. The Term Loan Facility is collateralized by the same assets as those under the ABL Facility, and is subject to certain restrictions, including placing liens on certain assets, in addition to limits on certain distributions. As of September 30, 2017, there were no amounts outstanding under this facility. Origination fees associated with this facility were recorded in other current assets and other assets on the accompanying balance sheet as of September 30, 2017.
Japan ABL Facilities
The Company has a separate asset-based loan and guarantee agreement, as amended, between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFG, Ltd and The Development Bank of Japan, which provides a credit facility of up to 2,000,000,000 Yen (or U.S. $17,774,000, using the exchange rate in effect as of September 30, 2017) over a two-year term, subject to borrowing base availability under the facility. The amounts outstanding are secured by certain assets, including eligible inventory. The Company had 1,650,000,000 Yen (or U.S. $14,663,000) in borrowings outstanding under this facility as of September 30, 2017. The facility also includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of September 30, 2017, the Company was in compliance with these covenants. This facility is subject to an effective interest rate equal to TIBOR plus 0.25%. At September 30, 2017, the trailing 12-month average interest rate applicable to the Company's outstanding loans under this facility together with fees was 0.28%.
During the first quarter of 2017, the Company entered into a second asset-based loan between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFG, Ltd, which provides a credit facility of up to 1,000,000,000 Yen (or U.S. $8,887,000) over a 10-month term, subject to borrowing base availability under the facility. The amounts outstanding are secured by certain assets, including eligible accounts receivable. The Company had 400,000,000 Yen (or U.S. $3,555,000) in borrowings outstanding under this facility as of September 30, 2017. The facility also includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of September 30, 2017, the Company was in compliance with these covenants. This facility is subject to an effective interest rate equal to TIBOR plus 0.75%. At September 30, 2017, the trailing 12-month average interest rate applicable to the Company's outstanding loans under this facility was 0.78%.
Both facilities (the "Japan ABL Facilities") expire in January 2018. The Company anticipates that both facilities will be refinanced at that time.
Note 4. Earnings (Loss) per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted earnings per common share takes into account the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method in accordance with Accounting Standards Codification ("ASC") Topic 260, “Earnings per Share.” Dilutive securities include options granted pursuant to the Company’s stock option plans and outstanding restricted stock units and performance share units granted to employees and non-employee directors (see Note 12).
Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported or in periods when anti-dilution occurs.

The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings (loss) per common share—basic
Net income (loss) attributable to Callaway Golf Company	$3,060	$(5,866)	$60,192	$66,629
Weighted-average common shares outstanding—basic	94,450	94,081	94,246	94,021
Basic earnings (loss) per common share	$0.03	$(0.06)	$0.64	$0.71
Earnings (loss) per common share—diluted
Net income (loss) attributable to Callaway Golf Company	$3,060	$(5,866)	$60,192	$66,629
Weighted-average common shares outstanding—basic	94,450	94,081	94,246	94,021
Options and restricted stock	2,429	—	2,097	1,666
Weighted-average common shares outstanding—diluted	96,879	94,081	96,343	95,687
Dilutive earnings (loss) per common share	$0.03	$(0.06)	$0.62	$0.70
For the three months ended September 30, 2017 and 2016, securities outstanding totaling approximately 131,000 shares and 269,000 shares, respectively, comprised of stock options, have been excluded from the calculation of earnings per common share—diluted as their effect would be antidilutive. For the nine months ended September 30, 2017 and 2016, securities outstanding totaling approximately 138,000 shares and 330,000 shares, respectively, comprised of stock options and restricted stock units, have been excluded from the calculation of earnings per common share—diluted as their effect would be antidilutive.
Note 5. Inventories
Inventories are summarized below (in thousands):

	September 30, 2017	December 31, 2016
Inventories:
Raw materials	$49,457	$46,451
Work-in-process	740	739
Finished goods	136,388	142,210
	$186,585	$189,400
Note 6. Goodwill and Intangible Assets
Goodwill and intangible assets, consisting of trade names, trademarks, trade dress, patents and other intangible assets, were acquired in connection with the acquisitions of Odyssey Sports, Inc. in 1997, FrogTrader, Inc. in 2004 (which represents the Company's pre-owned business), OGIO in January 2017, TravisMathew in August 2017 (see Note 2) and certain foreign distributors. Internally developed intangible assets are expensed as incurred.
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
Goodwill at September 30, 2017 and December 31, 2016 was $56,091,000 and $25,593,000, respectively. During the nine months ended September 30, 2017, the Company recorded additions to goodwill of $5,885,000 and $23,436,000 as a result of the acquisitions of OGIO completed in January 2017 and TravisMathew completed in August 2017, respectively. Goodwill also increased $1,178,000 during the nine months ended September 30, 2017, due to foreign currency fluctuations combined with measurement adjustments identified subsequent to the acquisition date.

The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	September 30, 2017			December 31, 2016
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$216,690	$—	$216,690	$88,590	$—	$88,590
Amortizing:
Patents	2-16	31,581	31,478	103	31,581	31,440	141
Other	1-10	15,780	8,222	7,558	7,981	7,981	—
Total intangible assets		$264,051	$39,700	$224,351	$128,152	$39,421	$88,731
The increase in intangible assets is related to the acquisition of non-amortizing trademarks, trade names and goodwill in addition to amortizing intangibles in connection with the OGIO and TravisMathew acquisitions. Aggregate amortization expense related to intangible assets was approximately $280,000 and $59,000 for the nine months ended September 30, 2017 and 2016, respectively.
Amortization expense related to intangible assets at September 30, 2017 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2017	$267
2018	1,066
2019	1,053
2020	966
2021	910
2022	734
Thereafter	2,665
$7,661
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
As a result of the consolidation, during the three and nine months ended September 30, 2017, the Company recorded net income attributable to the non-controlling interest of $29,000 and $251,000, respectively, in its consolidated condensed statement of operations, and $127,000 during both the three and nine months ended September 30, 2016. During the nine months ended September 30, 2017, the joint venture paid a dividend of $974,000 to TSI, which was recorded as a reduction in non-controlling interests in the consolidated condensed financial statements as of September 30, 2017. Total non-controlling interests on the Company's consolidated condensed financial statements was $9,147,000 and $9,694,000 at September 30, 2017 and December 31, 2016, respectively.
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
The Company invested an additional $1,499,000 in preferred shares of Topgolf during the three and nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company invested an additional $1,260,000 in preferred shares of Topgolf. In addition, in December 2015, the Company and Topgolf entered into a shareholder loan agreement, which resulted in a note receivable from Topgolf for $3,200,000. The loan was subject to an annual interest rate of 10.0% and was due and payable on March 30, 2016. The loan was paid in full in February 2016.
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
As of September 30, 2017 and December 31, 2016, the Company's total investment in Topgolf was $50,495,000 and $48,997,000, respectively. The Company's ownership percentage at September 30, 2017 was approximately in the range of 14.0% to 15.0%. As of September 30, 2017, there were no impairment indicators present with respect to this investment. Based on prior observable market transactions, the Company believes that the fair value of its investment in Topgolf significantly exceeds its cost. However, the Company is currently unable to estimate the fair value of this investment as of September 30, 2017, as it was not practicable to do so and there were no recent identified events or changes in circumstances that had a significant effect on the fair value. In fiscal years beginning after December 15, 2017, in accordance with Subtopic 825-10 issued in January 2016, the Company would be required to write this investment up or down to its estimated fair value if there are observable price changes, which could have a significant effect on the Company's financial position and results of operations. For further discussion, see “Recent Accounting Standards” in Note 1.
The Company’s total ownership interest in Topgolf, including the Company's voting rights in the preferred shares of Topgolf, remains at less than 20.0% of the outstanding equity securities of Topgolf. As of September 30, 2017, the Company did not have the ability to significantly influence the operating and financing activities and policies of Topgolf, and accordingly, the Company’s investment in Topgolf is accounted for at cost in accordance with ASC Topic 325, “Investments—Other.”
Note 9. Product Warranty
The Company has a stated two-year warranty policy for its golf clubs. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The increase in warranty expense for the three and nine months ended September 30, 2017, compared to the same periods in the prior year, was primarily due to additional claims related to certain 2015 putter models. The Company believes it has resolved the quality issues related to these putters.
The following table provides a reconciliation of the activity related to the Company’s reserve for accrued warranty expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$5,969	$6,172	$5,395	$5,706
Provision	4,371	1,163	8,495	4,403
Claims paid/costs incurred	(2,790)	(1,820)	(6,340)	(4,594)
Ending balance	$7,550	$5,515	$7,550	$5,515
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
The realization of deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. Due to the Company’s improved profitability in 2015 and 2016, combined with future projections of profitability, the Company determined that the majority of its U.S. deferred tax assets were more likely than not to be realized and reversed a significant portion of its valuation allowance against those deferred tax assets as of December 31, 2016. The remaining valuation allowance on the Company’s U.S. deferred tax assets as of September 30, 2017 primarily relates to state net operating loss carryforwards and credits that the Company estimates it may not be able to utilize in future periods. With respect to non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established.
The income tax provision for the three months ended September 30, 2017 and 2016 was $1,486,000 and $1,294,000, respectively. The increase was primarily due to income tax expense on the Company’s foreign operations during the third quarter of 2017. The income tax provision for the nine months ended September 30, 2017 and 2016 was $30,742,000 and $4,632,000, respectively. The increase was primarily due to the recognition of income tax expense on the Company’s U.S. operations during the third quarter and first nine months of 2017 as a result of the reversal of a significant portion of the valuation allowance on the Company's deferred tax assets in the United States in the fourth quarter of 2016.
At September 30, 2017, the gross liability for income taxes associated with uncertain tax positions was $9,295,000. Of this amount, $1,624,000 would benefit the Company’s consolidated condensed financial statements and effective income tax rate if favorably settled. The unrecognized tax benefit liabilities are expected to decrease by approximately $426,000 during the next 12 months. The gross liability for uncertain tax positions increased by $550,000 and $1,039,000 for the three and nine months ended September 30, 2017, respectively. The increase was primarily due to increases for tax positions expected to be taken in the current tax year.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended September 30, 2017 and 2016, the Company's provision for income taxes includes expense of $132,000 and $54,000, respectively, related to the recognition of interest and penalties. For the nine months ended September 30, 2017 and 2016, the Company's provision for income taxes includes expense of $241,000 and $83,000, respectively. As of September 30, 2017 and December 31, 2016, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $1,558,000 and $1,317,000, respectively.
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
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, as well as endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. As of September 30, 2017, the Company has entered into many of these contractual agreements with terms ranging from one to six years. The minimum obligation that the Company is required to pay under these agreements is $72,714,000 over the next six years. Future minimum commitments as of September 30, 2017, are as follows (in thousands):

Remainder of 2017	$38,286
2018	19,702
2019	7,903
2020	5,488
2021	1,333
2022	2
$72,714
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

Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $857,000 as of September 30, 2017.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s consolidated condensed financial statements. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ended September 30, 2017 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 12. Share-Based Employee Compensation
As of September 30, 2017, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan"). From time to time, the Company grants stock options, restricted stock units, performance share units, phantom stock units, stock appreciation rights and other awards under these plans.
The table below summarizes the amounts recognized in the financial statements for the three and nine months ended September 30, 2017 and 2016 for share-based compensation, including expense for stock options, restricted stock units, performance share units and cash settled stock appreciation rights. The increase in stock compensation expense was primarily due performance share units, which were adjusted to reflect the Company's anticipated performance level for these awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Cost of sales	$287	$198	$650	$520
Operating expenses	3,894	2,067	8,901	6,280
Total cost of share-based compensation included in income, before income tax	$4,181	$2,265	$9,551	$6,800
Stock Options
Stock options granted under the 2004 Incentive Plan are valued using the Black-Scholes option-pricing model on the date of grant. The model uses various assumptions, including a risk-free interest rate, the estimated term of the options and the estimated stock price volatility and dividend yield. Compensation expense for stock options is recognized over the vesting period and is reduced by an estimate for forfeitures, which is based on the Company’s historical forfeitures of unvested options and awards.

There were no stock options granted during the first nine months of 2017 or 2016. Total compensation expense recognized for stock options during the three months ended September 30, 2017 and 2016 was $9,000 and $8,000, respectively. Total compensation expense recognized for stock options during the nine months ended September 30, 2017 and 2016 was $25,000 and $137,000, respectively. At September 30, 2017, the total amount of unamortized expense related to stock options was $23,000, which will be recognized over a weighted-average period of 0.7 years.
Restricted Stock Units
Restricted stock units awarded under the 2004 Incentive Plan and the 2013 Directors Plan are valued at the Company’s closing stock price on the date of grant. Restricted stock units generally vest over a one- to three-year period. Compensation expense for restricted stock units is recognized on a straight-line basis over the vesting period and is reduced by an estimate for forfeitures. During the three months ended September 30, 2017 and 2016, the Company granted 155,000 and 126,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $12.93 and $11.49, respectively. During the nine months ended September 30, 2017 and 2016, the Company granted 680,000 and 665,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $10.94 and $9.20, respectively.
Total compensation expense, net of estimated forfeitures, recognized for restricted stock units during the three months ended September 30, 2017 and 2016 was $1,430,000 and $1,055,000, respectively, and $4,090,000 and $3,157,000, for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, the Company had $10,067,000 of total unamortized compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.6 years.
Performance Share Units
Performance share units granted under the 2004 Incentive Plan are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified metrics over a one- to three-year performance period from the date of grant. These performance metrics are established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 0% to 200% of the participant's target award. Performance share units are initially valued at the Company's closing stock price on the date of grant. Stock compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period. The expense recognized over the vesting period is adjusted up or down based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the threshold performance metrics are not achieved as of the end of the performance period. The performance share units cliff-vest in full three years from the date of grant.
The Company granted 462,000 and 420,000 shares underlying performance share units during the nine months ended September 30, 2017 and 2016, respectively, at a weighted average grant-date fair value of $10.68 and $8.61 per share, respectively. During the three months ended September 30, 2017, the Company granted 92,450 shares underlying performance share units at a weighted average grant-date fair value of $12.98. There were no shares underlying performance share units granted during the three months ended September 30, 2016. The awards granted in 2017 and 2016 are subject to a three-year performance period provided that (i) if certain first year performance goals are achieved, the participant could earn up to 50% of the three-year target award shares, subject to continued service through the vesting date, and (ii) if certain cumulative first- and second-year performance goals are achieved, the participant could earn up to an aggregate of 80% of the three-year target award shares (which includes any shares earned during the first year), subject to continued service through the vesting date. Based on the Company’s performance in 2016, participants earned a minimum of 50% of the target award shares granted in 2016, subject to continued service through the vesting date.
During the three months ended September 30, 2017 and 2016, the Company recognized total compensation expense, net of estimated forfeitures, for performance share units of $2,742,000 and $1,073,000, respectively, and $5,468,000 and $3,170,000 for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, unamortized compensation expense related to these awards was $10,750,000, which is expected to be recognized over a weighted-average period of 1.4 years.
Stock Appreciation Rights
Cash settled stock appreciation rights ("SARs") granted under the 2004 Incentive Plan are valued using the Black-Scholes option-pricing model on the date of grant. SARs are subsequently remeasured at each interim reporting period based on a revised Black-Scholes value until they are exercised. SARs generally vest over a three-year period. There were no outstanding SARs as of September 30, 2017. There were no SARs granted during the first nine months of 2017 or 2016, and there were no outstanding SARs as of September 30, 2017.
The Company recognized $129,000 of compensation expense related to previously granted SARs during the three months ended September 30, 2016. There were no outstanding SARs during the three months ended September 30, 2017. The Company reversed $32,000 and recognized $336,000 of compensation expense related to previously granted SARs during the nine months ended September 30, 2017 and 2016, respectively. Accrued compensation expense for these awards was $224,000 at December 31, 2016, which was recorded in accrued employee compensation and benefits in the accompanying consolidated condensed balance sheet. There were no outstanding amounts accrued as of September 30, 2017.
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
The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 14) that are measured at fair value on a recurring basis by the above pricing levels at September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2017
Foreign currency forward contracts—asset position	$460	$—	$460	$—
Foreign currency forward contracts—liability position	(1,403)	—	(1,403)	—
	$(943)	$—	$(943)	$—
December 31, 2016
Foreign currency forward contracts—asset position	$3,524	$—	$3,524	$—
Foreign currency forward contracts—liability position	(85)	—	(85)	—
	$3,439	$—	$3,439	$—
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

Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at September 30, 2017 and December 31, 2016 are categorized within Level 1 of the fair value hierarchy due to the short-term nature of these balances. The table below summarizes information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated balance sheets as of September 30, 2017 and December 31, 2016, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Primary asset-based revolving credit facility(1)	$52,400	$52,400	$—	$—
Japan ABL Facilities(1)	$18,218	$18,218	$11,966	$11,966
Standby letters of credit(2)	$857	$857	$823	$823
Money market funds(3)	$—	$—	$69,081	$69,081

(1)
The carrying value of the amounts outstanding under the Company's primary asset-based revolving credit facility and Japan ABL Facilities approximates the fair value due to the short-term nature of these obligations. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 3 for information on the Company's credit facilities, including certain risks and uncertainties related thereto.

(2)
The carrying value of the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts. The fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.

(3)
The carrying value of the money market funds approximates fair value as the funds are highly liquid and short-term in nature. The funds seek to maintain a stable net asset value of $1.00 per share, and the market value per share of these funds are available in active markets. As such, they are categorized within Level 1 of the fair value hierarchy. The money market funds accrued dividends, which were reinvested and reflected in the carrying value as of December 31, 2016. There were no money market funds outstanding as of September 30, 2017.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include long-lived assets, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During each of the nine months ended September 30, 2017 and 2016, there were no impairment indicators related to the Company's assets that are measured at fair value on a nonrecurring basis. Assets purchased in connection with the acquisitions of OGIO and TravisMathew were valued at their net realizable value on the date of purchase (see Note 2).
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
The following table summarizes the fair value of the Company's foreign currency forward contracts as well as the location of the asset and/or liability on the consolidated condensed balance sheets at September 30, 2017 and December 31, 2016 (in thousands):

	Asset Derivatives
	September 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$39	Other current assets	$2,660

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$421	Other current assets	$864

	Liability Derivatives
	September 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$195	Accounts payable and accrued expenses	$28

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$1,208	Accounts payable and accrued expenses	$57
The Company's foreign currency forward contracts are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated condensed balance sheets at September 30, 2017 and December 31, 2016.
Cash Flow Hedging Instruments
The Company uses foreign currency forward contracts designated as qualifying cash flow hedging instruments to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 to 15 months from their inception. At September 30, 2017 and December 31, 2016, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $4,647,000 and $27,325,000, respectively. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the critical terms method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. Any ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 13).
As of September 30, 2017, the Company recorded a net loss of $2,673,000 in other comprehensive income (loss) related to its hedging activities. Of this amount, net losses of $1,067,000 and net gains of $249,000 for the three and nine months ended September 30, 2017, respectively, were relieved from other comprehensive income and recognized in cost of goods sold for the underlying intercompany sales that were recognized. There were no ineffective hedge gains or losses recognized during the nine months ended September 30, 2017. Gains on forward points of $39,000 and $286,000 were expensed as incurred for the three and nine months ended September 30, 2017, respectively. Based on the current valuation, the Company expects to reclassify net losses of $450,000 from accumulated other comprehensive income (loss) into net earnings during the next 12 months.
The Company recognized net losses of $879,000 and $758,000 in cost of goods sold and net sales, respectively, for the nine months ended September 30, 2016.
The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2017	2016	2017	2016
Foreign currency forward contracts	$(371)	$331	$(2,673)	$(3,345)

	Gain (Loss) Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2017	2016	2017	2016
Foreign currency forward contracts	$(1,067)	$(809)	$249	$(1,637)

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At September 30, 2017 and December 31, 2016, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $43,428,000 and $14,821,000, respectively. The increase in foreign currency forward contracts reflects the general timing of when the Company enters into these contracts. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 13).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Location of Net Loss Recognized in Income on Derivative Instruments	Amount of Net Loss Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Foreign currency forward contracts	Other income (expense), net	$(1,233)	$(50)	$(6,469)	$(9,908)
In addition, for the three months ended September 30, 2017 and 2016, the Company recognized net foreign currency gains related to transactions with its foreign subsidiaries of $423,000 and $1,244,000, respectively. In addition, for the nine months ended September 30, 2017 and 2016, the Company recognized net foreign currency gains related to transactions with its foreign subsidiaries of $1,122,000 and $3,909,000, respectively.
Note 15. Accumulated Other Comprehensive Income (Loss)
The following table details the amounts reclassified from accumulated other comprehensive loss to cost of goods sold, as well as changes in foreign currency translation for the nine months ended September 30, 2017. Amounts are in thousands.

	Derivative Instruments	Foreign Currency Translation	Total

Accumulated other comprehensive income (loss), December 31, 2016	$1,570	$(20,036)	$(18,466)
Change in derivative instruments	(2,673)	—	(2,673)
Net gains reclassified to cost of goods sold	(249)	—	(249)
Foreign currency translation adjustments	—	11,826	11,826
Income tax expense	521	—	521
Accumulated other comprehensive loss, September 30, 2017, after tax	$(831)	$(8,210)	$(9,041)
Note 16. Segment Information
As a result of the Company's apparel joint venture in Japan established in July 2016, as well as the Company's acquisition of OGIO in January 2017, the Company reassessed its operating segments during the first quarter of 2017 consistent with the way management reviews its business operations on an ongoing basis. With the addition of the apparel joint venture and the OGIO acquisition, the Company anticipates generating significant growth within its accessories and other product category that was previously included within the Company's golf clubs segment. As a result, and based on the Company's assessment, as of January 1, 2017 the Company began including sales generated from golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, OGIO branded gear and accessories, TravisMathew branded apparel, retail apparel sales from the Company's joint venture in Japan, in addition to royalties from licensing of the Company’s trademarks and service marks for various soft goods in the gear, accessories and other operating segment. The golf clubs segment now consists of Callaway Golf woods, hybrids, irons and wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets and sales of pre-owned golf clubs. Prior period amounts have been reclassified to reflect these changes. The golf balls segment continues to consist of Callaway Golf and Strata golf balls that are designed, manufactured and sold by the Company. The Company's operating segments are organized on the basis of products. There are no significant intersegment transactions.

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016(1)	2017	2016(1)
Net sales:
Golf Clubs	$146,113	$121,228	$535,995	$480,740
Golf Balls	39,071	32,640	136,062	121,052
Gear, Accessories and Other	58,420	33,982	185,022	105,705
	$243,604	$187,850	$857,079	$707,497
Income before income taxes:
Golf Clubs	$10,420	$2,224	$83,818	$55,638
Golf Balls	5,040	3,845	27,500	21,985
Gear, Accessories and Other	6,420	595	27,916	16,753
Reconciling items(2)	(17,305)	(11,109)	(48,049)	(22,988)
	$4,575	$(4,445)	$91,185	$71,388
Additions to long-lived assets:
Golf Clubs	$1,316	$4,339	$7,928	$8,308
Golf Balls	2,784	1,135	7,872	2,707
Gear, Accessories and Other	767	1,244	2,293	1,741
	$4,867	$6,718	$18,093	$12,756

(1)	Prior period amounts have been reclassified to conform to the current year presentation as a result of the change in operating segments as of January 1, 2017.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items for the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily due to a $17,662,000 gain recognized in the second quarter of 2016 in connection with the sale of approximately 10.0% of the Company's investment in Topgolf, as well as increases in marketing expense and employee costs. For further information on the Company's investment in Topgolf, see Note 8 "Investments."

	September 30, 2017	December 31, 2016(1)
Total Assets:(2)
Golf Clubs	$256,318	$277,469
Golf Balls	47,198	42,460
Gear, Accessories and Other	229,416	38,270
Reconciling items	403,051	443,083
	$935,983	$801,282
Goodwill:
Golf Clubs	$26,770	$25,593
Golf Balls	—	—
Gear, Accessories and Other	29,321	—
	$56,091	$25,593

(1)	Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017.

(2)
Total assets by reportable segment are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. The increase in total assets for Gear, Accessories and Other was primarily due to the acquisitions of OGIO in January 2017 and TravisMathew in August 2017. Reconciling items represent unallocated corporate assets not segregated between the three segments including cash and cash equivalents, net accounts receivable, and deferred tax assets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors Regarding Forward-Looking Statements” on page 2 of this report.
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with GAAP, the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. This non-GAAP information includes certain of the Company's financial results without transaction costs and transition costs associated with the OGIO and TravisMathew acquisitions for the three and nine months ended September 30, 2017, and the gain on the sale of a portion of the Company's Topgolf investment for the three and nine months ended September 30, 2016. In addition, because the Company had a valuation allowance on its U.S. deferred tax assets in the first nine months of 2016, income tax expense related to its U.S. business for the three and nine months ended September 30, 2016, was minimal. During the fourth quarter of 2016, the Company reversed a significant portion of the valuation allowance and recognized income taxes that were retroactive for all of 2016. Therefore, for comparability to 2017, the Company applied a 38.5% estimated statutory tax rate to calculate non-GAAP results for the three and nine months ended September 30, 2016.
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
Results of Operations
Overview of Business and Seasonality
Products
The Company designs, manufactures and sells high quality golf clubs, golf balls, golf bags and other golf-related accessories. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company designs golf products for golfers of all skill levels, both amateur and professional. In January 2017, the Company completed the acquisition of OGIO International, Inc. ("OGIO"), a leading manufacturer of high quality bags, accessories and apparel in the golf and lifestyle categories, and in August 2017, the Company completed the acquisition of TravisMathew, LLC ("TravisMathew"), a golf and lifestyle apparel company. The primary reason for these acquisitions was to enhance the Company's presence in golf while also providing a platform for future growth in the lifestyle category.
Operating Segments
As a result of the Company's apparel joint venture in Japan established in July 2016, as well as the Company's acquisition of OGIO in January 2017, the Company reassessed its operating segments during the first quarter of 2017. With the addition of the apparel joint venture and OGIO acquisition, the Company anticipates generating significant growth within its accessories and other product category that was previously included within the Company's golf clubs segment. As a result, and based on the Company's assessment, as of January 1, 2017 the Company began including sales generated from golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, OGIO branded gear and accessories, retail apparel sales from the Company's joint venture in Japan, TravisMathew branded apparel, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products in the gear, accessories and other operating segment. The golf clubs segment now consists of Callaway Golf woods, hybrids, irons and wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets and sales of pre-owned golf clubs. Prior year amounts have been reclassified to reflect these changes.The golf balls segment continues to consist of Callaway Golf and Strata golf balls that are designed, manufactured and sold by the Company. The Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability. For further information about the

Company's segments see Note 15 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Cost of Sales
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. As a result of the actions taken to improve manufacturing efficiencies, over 85% of the Company's manufacturing costs, primarily material and component costs, are variable in nature and fluctuate with sales volumes. With respect to the Company's operating segments, variable costs as a percentage of cost of sales range between 85% to 95% for golf clubs and 75% to 85% for golf balls. Variable costs for gear, accessories and other are generally greater than 95% as fewer fixed costs are used in the manufacturing of the Company's soft goods products. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Operating Segments Results for the Three Months Ended September 30, 2017 and 2016—Segment Profitability" and "Operating Segments Results for the Nine Months Ended September 30, 2017 and 2016—Segment Profitability" below for further discussion of gross margins.
Seasonality
Golf Club and Golf Balls
In most of the regions where the Company conducts business, the game of golf is played primarily on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of the Company’s on-course customers closing for the cold weather months. The Company’s golf clubs and golf balls businesses are therefore subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its golf clubs and golf balls products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. The Company’s second-quarter sales are significantly affected by the amount of reorder business of the products sold during the first quarter. The Company’s third-quarter sales are generally dependent on reorder business but can also include smaller new product launches, typically resulting in lower sales than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. The Company’s fourth-quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key regions. However, fourth-quarter sales can be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter-to-quarter fluctuations, can be affected by many factors, including the timing of new product introductions as well as weather conditions. In general, because of this seasonality, a majority of the Company’s sales from its golf clubs and golf balls operating segments and most, if not all, of its profitability from these segments occurs during the first half of the year.
Gear, Accessories and Other
Sales of the Company's gear and accessories historically followed the golf clubs and golf balls seasonality, where most of the sales and profitability occurred during the first half of the year. With the Company's addition of the Japan apparel joint venture and the acquisition of OGIO as discussed above, the Company is anticipating higher profitability during the second half of the year as these businesses tend to generate higher sales in the third and fourth quarters during the winter apparel season in Japan, and during the holiday season in the United States when sales of OGIO branded products are expected to increase. Sales of the recently acquired TravisMathew brand of apparel and accessories are expected to be higher during the first half of the year, when the golf season is at its peak.
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

Executive Summary
In comparing the Company’s results for the third quarter and first nine months of 2017 to the same periods in the prior year, the following factors affect the year-over-year comparisons:

•
The Company’s results for the third quarter and first nine months of 2017 include transaction and transition expenses of $2.6 million and $8.8 million, respectively, related to the OGIO and TravisMathew acquisitions completed in January 2017 and August 2017, respectively.

•
The Company’s results for the first nine months of 2016 include a pre-tax gain of $17.7 million from the sale of approximately 10% of the Company's investment in Topgolf. There was no such sale or gain in 2017.

•
The Company’s results of operations for the third quarter and first nine months of 2017 include the operating results from the OGIO and TravisMathew businesses, which are incremental to the results in the comparative periods of 2016. In addition, the Company’s results of operations for the first nine months of 2017 include the incremental operating results from the apparel joint venture in Japan, which was established in July 2016. The Company’s results of operations for the first nine months of 2016 only include the joint venture’s operating results beginning in the third quarter.

•
During the third quarter and first nine months of 2016, the Company did not recognize U.S. income tax expense on its U.S. operations due to the prior valuation allowance on its U.S. deferred tax assets. Most of the valuation allowance was reversed in the fourth quarter of 2016 and therefore in January 2017 the Company once again began recognizing U.S. income tax expense on its U.S. operations. When evaluating the Company’s performance on a non-GAAP basis, the Company applied an estimated tax rate of 38.5% to its 2016 interim period results to make them more comparable to 2017.

•
Beginning in January 2017, the Company began reporting three operating segments (namely, Golf Clubs, Golf Balls and Gear, Accessories and Other) as opposed to the two operating segments reported in 2016 (namely, Golf Clubs and Golf Balls). For comparison purposes, the 2016 results have been reclassified to reflect the current year operating segment presentation.

The Company’s results for the three and nine months ended September 30, 2017 reflect its continued brand momentum and increased hard goods market share, as well as increased sales in all operating segments and in all major reporting geographic regions. Net sales for the third quarter of 2017 increased by $55.7 million or 29.6% to $243.6 million, compared to the third quarter of 2016, and net sales for the first nine months of 2017 increased by $149.6 million or 21.1% to $857.1 million compared to the first nine months of 2016. These increases are attributable to the strength of the Company’s 2017 product line, including the continued success of the current year EPIC line of products, increased golf ball sales, including the new Chrome Soft X ball, and increased sales of gear and accessories as a result of the OGIO and TravisMathew acquisitions and the new apparel joint venture in Japan.
The Company’s gross margin improved 110 basis points to 43.1% in the third quarter of 2017, and 130 basis points to 46.8% in the first nine months of 2017, both compared to the same periods in 2016. This improvement was primarily due to a favorable shift in product mix toward the higher margin EPIC line of woods and irons combined with an overall increase in average selling prices. Gross margin for the first nine months of 2017 also included the favorable impact of less discounting and lower promotional activity compared to the same period in 2016. These increases were partially offset by an increase in club component costs due to the higher cost materials and technology incorporated into current year products.
Operating expenses increased $14.7 million or 17.5% to $98.9 million in the third quarter of 2017 compared to the third quarter of 2016 primarily due to the consolidation of the new OGIO and TravisMathew businesses in 2017, higher variable expenses due to the increase in net sales period over period, and $2.6 million in non-recurring transaction and transition expenses related to the Company’s newly acquired businesses. Operating expenses increased $40.5 million or 15.5% in the first nine months of 2017, compared to the first nine months in 2016, largely due to the consolidation of the Company’s newly acquired businesses, incremental operating expenses from the apparel joint venture in Japan, and $8.8 million of non-recurring transaction and transition expenses related to the Company’s newly acquired businesses.
The provision for income taxes increased by $0.2 million to $1.5 million in the third quarter of 2017, compared to the third quarter of 2016, and increased by $26.1 million to $30.7 million in the first nine months of 2017 compared to the same period in 2016. These increases reflect the recognition of U.S income tax expense on the Company’s U.S. operations in 2017 but not in 2016 as discussed above.

Net income increased $9.0 million or 152.2% to $3.1 million in the third quarter of 2017 compared to the third quarter of 2016, and diluted earnings per share increased by $0.09 or 150.0% to $0.03. Net income decreased $6.4 million or 9.7% to $60.2 million in the first nine months of 2017 compared to the first nine months of 2016, and diluted earnings per share decreased by $0.08 or 11.4% to $0.62. On a non-GAAP basis, excluding the acquisition costs in the third quarter and first nine months of 2017 and the Topgolf gain in the first nine months of 2016, and applying a 38.5% estimated statutory tax rate to the non-GAAP results for the third quarter and first nine months of 2016, the Company's net income and diluted earnings per share for the third quarter of 2017 would have increased by $8.2 million to $5.3 million and by $0.08 to $0.05 compared to the third quarter of 2016, and by $33.6 million to $66.5 million and by $0.35 to $0.69 for the first nine months of 2017 compared to the same period in 2016.
Three-Month Periods Ended September 30, 2017 and 2016
Net sales for the third quarter of 2017 increased by $55.7 million (29.6%) to $243.6 million compared to $187.9 million in the third quarter of 2016. This improvement was driven by an increase in net sales in all three of the Company's operating segments. The largest increase was in the golf clubs operating segment primarily due to the continued success of the current year Epic line of drivers and fairway woods. In addition, the gear, accessories and other operating segment increased primarily as a result of incremental sales of bags and gear due to the Company's acquisition of OGIO in January 2017, incremental sales of apparel due to the acquisition of TravisMathew in August 2017, and an increase in apparel sales as a result of the Company's apparel joint venture in Japan, which was established during the third quarter of 2016. The increase in the golf balls operating segment was largely due to sales of the new Supersoft and Chrome Soft X golf balls launched in the current year. Net sales increased in all regions as noted below.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended September 30,		Growth
	2017	2016(1)	Dollars	Percent
Net sales:
Golf clubs	$146.1	$121.2	$24.9	20.5%
Golf balls	39.1	32.7	6.4	19.6%
Gear, accessories and other	58.4	34.0	24.4	71.8%
	$243.6	$187.9	$55.7	29.6%

(1)
Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017. For further discussion, see Note 16 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

For further discussion of each operating segment’s results, see "Operating Segments Results for the Three Months Ended September 30, 2017 and 2016" below.
Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth
	2017	2016	Dollars	Percent
Net sales:
United States	$123.8	$92.9	$30.9	33.3%
Europe	32.5	26.4	6.1	23.1%
Japan	53.0	41.4	11.6	28.0%
Rest of Asia	20.4	15.9	4.5	28.3%
Other countries	13.9	11.3	2.6	23.0%
	$243.6	$187.9	$55.7	29.6%
Net sales in the United States increased $30.9 million (33.3%) to $123.8 million during the third quarter of 2017 compared to $92.9 million in the third quarter of 2016. This increase was primarily due to the continued success of the Company's new Epic line of drivers and fairway woods launched during the first quarter of 2017, combined with incremental sales of bags and gear due to the Company's acquisition of OGIO in January 2017 and incremental sales of apparel due to the acquisition of TravisMathew in August 2017. The Company’s sales in regions outside of the United States increased $24.8 million (26.1%) to $119.8 million for the third quarter of 2017 compared to $95.0 million in the third quarter of 2016. The increase in sales in foreign regions was primarily due to an $11.6 million (28.0%) increase in Japan resulting from the continued success of the Epic line of drivers and fairway woods combined with an increase in apparel sales resulting from the Company's apparel joint venture combined with a decrease in promotional activity period over period. Additionally, sales in Europe increased $6.1 million (23.1%) primarily due to increased sales of golf balls, putters and woods as a result of the successful launch of the current year Supersoft golf balls, Odyssey Works line of putters and Epic line of drivers and fairway woods. Net sales in foreign regions were negatively impacted by $3.5 million due to fluctuations in foreign currency rates relative to the same period in the prior year.
Gross profit increased $26.0 million (33.0%) to $104.9 million in the third quarter of 2017 compared to $78.9 million in the third quarter of 2016. Gross profit as a percentage of net sales (“gross margin”) increased to 43.1% in the third quarter of 2017 compared to 42.0% in the third quarter of 2016. The increase in gross margin was primarily due to an increase of approximately 660 basis points due to a favorable shift in price and product mix within the woods and irons categories combined with a general increase in average selling prices across most product categories. The shift in price and product mix was primarily driven by (i) the current year launch of the Epic line of drivers, which have higher margins compared to the XR 16 line of drivers sold in the third quarter of 2016, and (ii) the current year launch of the Epic line of irons, which have higher margins compared to the Steelhead XR and XR OS irons sold in the third quarter of 2016. These increases were partially offset by an increase in cost of approximately 380 basis points as a result of an increase in club component costs due to the higher cost materials and technology incorporated into current year products, combined with 120 basis points due to an increase in warranty claims resulting from additional claims related to certain 2015 putter models. For further discussion of gross margin, see "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Operating Segments Results for the Three Months Ended September 30, 2017 and 2016—Segment Profitability" below.
Selling expenses increased by $9.9 million to $65.8 million (27.0% of net sales) in the third quarter of 2017 compared to $55.9 million (29.6% of net sales) in the third quarter of 2016. This increase was primarily due to an additional $3.7 million of incremental selling costs resulting from the formation and consolidation of the Company's apparel joint venture in Japan, which was established during the third quarter of 2016, and the acquisitions of OGIO in January 2017 and TravisMathew in August 2017, as well as increases of $4.1 million in marketing expenses and $1.5 million in employee costs.
General and administrative expenses increased by $4.1 million to $24.0 million (9.9% of net sales) in the third quarter of 2017 compared to $19.9 million (10.6% of net sales) in the third quarter of 2016. This increase was primarily due to $2.6 million of costs incurred in connection with the TravisMathew acquisition, $1.7 million of incremental general and administrative expenses resulting from the consolidation of the Company's new businesses and the apparel joint venture in Japan that was established during the third quarter of 2016, in addition to an increase of $1.2 million in employee costs. These increases were partially offset by a $1.1 million decrease in bad debt expense.
Research and development expenses increased by $0.7 million to $9.1 million (3.7% of net sales) in the third quarter of 2017 compared to $8.4 million (4.5% of net sales) in the third quarter of 2016, primarily due to an increase in employee costs.
Net interest expense increased slightly to $0.7 million in the third quarter of 2017 compared to $0.5 million in the third quarter of 2016.
Other income/expense, net decreased to other expense of $0.9 million in the third quarter of 2017 compared to other income of $1.3 million in the third quarter of 2016, primarily due to an increase in net foreign currency losses period over period.
The Company’s provision for income taxes increased slightly by $0.2 million to $1.5 million in the third quarter of 2017, compared to $1.3 million in the third quarter of 2016. For further discussion see Note 10 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net income for the third quarter of 2017 increased $9.0 million to $3.1 million compared to a net loss of $5.9 million in the third quarter of 2016. Diluted earnings per share improved to $0.03 in the third quarter of 2017 compared to a diluted loss per share of $0.06 in the third quarter of 2016. As previously discussed in the Executive Summary, on a non-GAAP basis, excluding after-tax acquisition costs of $2.2 million in the third quarter of 2017, and applying a 38.5% estimated statutory tax rate to the non-GAAP results for the third quarter of 2016, the Company's net income and diluted earnings per share for the third quarter of 2017 would have increased by $8.2 million to $5.3 million and by $0.08 to $0.05, respectively, compared to the third quarter of 2016.

The table below presents a reconciliation of the Company's results under GAAP for the third quarter of 2017 and 2016, to the Company's non-GAAP results as defined above for the same periods (in millions).

	Three months ended September 30, 2017			Three months ended September 30, 2016
	As Reported	Acquisition Costs(1)	Non-GAAP	As Reported	Non-Cash Tax Adjustment(2)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	$3.1	$(2.2)	$5.3	$(5.9)	$(3.0)	$(2.9)

Diluted earnings (loss) per share	$0.03	$(0.02)	$0.05	$(0.06)	$(0.03)	$(0.03)
Weighted-average shares outstanding	96.9	96.9	96.9	94.1	94.1	94.1

(1)
Represents transaction and transition costs associated with the acquisition of OGIO in January 2017 and transaction costs associated with the acquisition of TravisMathew in August 2017. The income tax benefit of $1.1 million associated with these costs were based on the Company's effective tax rate for the three months ended September 30, 2017.

(2)
The Company had a valuation allowance on its U.S. deferred tax assets in the third quarter of 2016, which resulted in no federal U.S. tax expense for the quarter. In the fourth quarter of 2016, the Company reversed a significant portion of the valuation allowance and recognized income taxes on its U.S. operations that were retroactive for all of 2016. For comparability to the third quarter of 2017, the Company applied an estimated statutory tax rate of 38.5% to calculate non-GAAP results for the third quarter of 2016.

Operating Segments Results for the Three Months Ended September 30, 2017 and 2016
Golf Clubs
Golf club sales increased $24.9 million (20.5%) to $146.1 million in the third quarter of 2017 compared to $121.2 million in the third quarter of 2016. This increase was primarily due the success of the current year Epic line of drivers and fairway woods, combined with an increase in putters, partially offset by decline in sales of irons compared to the prior year due to a shift in product launch timing. Net sales by product category is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2017	2016(1)	Dollars	Percent
Net sales:
Woods	$65.8	$39.3	$26.5	67.4%
Irons	60.8	64.3	(3.5)	(5.4)%
Putters	19.5	17.6	1.9	10.8%
	$146.1	$121.2	$24.9	20.5%

(1)
Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017. For further discussion, see Note 16 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

The $26.5 million (67.4%) increase in net sales of woods to $65.8 million for the quarter ended September 30, 2017, compared to $39.3 million in the comparable period in 2016, was primarily due to a 32.8% increase in average selling prices and a 26.1% increase in sales volume. These increases resulted primarily from a favorable shift in product mix due to the continued success of the Company's Epic family of premium drivers and fairway woods which have higher average selling prices compared to the more moderately priced XR 16 woods sold in the third quarter of 2016.
Net sales of irons decreased $3.5 million (5.4%) to $60.8 million for the quarter ended September 30, 2017 compared to $64.3 million in the comparable period in 2016, primarily due to a 13.0% decline in sales volume partially offset by a 7.0% increase in average selling prices. The decrease in sales volumes was primarily due to a shift in launch timing resulting in fewer new irons products during the third quarter of 2017 compared to the same period in the prior year. The increase in average selling prices was primarily due to the Epic line of premium irons launched in the second and third quarters of 2017, which have a higher average selling price compared to the XR and Steelhead XR core irons sold in the third quarter of 2016. This increase was partially offset by an increase in promotional activity period over period.
Net sales of putters increased $1.9 million (10.8%) to $19.5 million for the quarter ended September 30, 2017 compared to $17.6 million in the comparable period in 2016, primarily due to a 9.0% increase in average selling prices and a 1.4% increase in sales volume resulting from the current year launch of the Odyssey Works line of putters, which were launched at a higher price compared to the prior year models.
Golf Balls
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth
	2017	2016	Dollars	Percent
Net sales:
Golf balls	$39.1	$32.7	$6.4	19.6%
Net sales of golf balls increased $6.4 million (19.6%) to $39.1 million for the quarter ended September 30, 2017 compared to $32.7 million in the comparable period in 2016, primarily due to a 29.5% increase in sales volume, partially offset by a 7.6% decrease in average selling prices. The increase in sales volume was primarily due to the success of the Company's new Supersoft and Chrome Soft X golf balls launched in 2017, combined with the continued success of the Chrome Soft golf balls launched in 2016. The decrease in average selling prices was due to an unfavorable shift in product mix as a result of increased sales of value-priced golf balls period over period.
Gear, Accessories and Other
Net sales information for the gear, accessories and other segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth
	2017	2016(1)	Dollars	Percent
Net sales:
Gear, accessories and other	$58.4	$34.0	$24.4	71.8%

(1)
Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017. For further discussion, see Note 16 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Net sales of gear, accessories and other increased $24.4 million (71.8%) to $58.4 million for the quarter ended September 30, 2017 compared to $34.0 million in the comparable period in 2016, primarily due to a $11.3 million increase in sales of bags and gear resulting from the Company's acquisition of OGIO in January 2017, as well as a $7.0 million increase in apparel sales due to the Company's apparel joint venture in Japan established during the third quarter of 2016 and the acquisition of TravisMathew in August 2017. Additionally, sales of footwear, travel gear, headwear, and gloves increased during the third quarter of 2017 compared to the third quarter of 2016.

Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2017	2016(1)	Dollars	Percent
Income before income taxes:
Golf clubs	$10.4	$2.2	$8.2	372.7%
Golf balls	5.0	3.8	1.2	31.6%
Gear, accessories and other	6.4	0.6	5.8	966.7%
Reconciling items(2)	(17.2)	(11.0)	(6.2)	(56.4)%
	$4.6	$(4.4)	$9.0	204.5%

(1)
Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017. For further discussion, see Note 16 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items was primarily due to increases in employee costs, professional fees and legal expenses.

Pre-tax income in the Company’s golf clubs operating segment increased to $10.4 million in the third quarter of 2017 from $2.2 million in the third quarter of 2016. This increase was primarily due to a $12.8 million increase in gross profit, partially offset by a $4.6 million increase in operating expenses. The increase in gross profit was primarily due to the $24.9 million increase in net sales, as discussed above, offset by an increase of $12.1 million in cost of sales, resulting in an increase in gross margin of 70 basis points. This increase was primarily due to a 630 basis point improvement in gross margin due to a favorable shift in price and mix resulting from the continued success of the Epic line of premium drivers launched in 2017, which have higher margins compared to the XR 16 line of core drivers sold in the third quarter of 2016. This increase was partially offset by a decrease of 370 basis point as a result of an increase in club component costs due to the higher cost materials and technology incorporated into current year products, combined with 200 basis points due to an increase in warranty claims resulting from additional claims related to certain 2015 putter models. The increase in operating expenses was primarily due to increases in marketing expenses and employee costs.
Pre-tax income in the Company’s golf balls operating segment increased to $5.0 million in the third quarter of 2017 from $3.8 million in the third quarter of 2016. This increase was primarily due to a $1.9 million increase in gross profit, offset by a $0.7 million increase in operating expenses. The increase in gross profit was primarily due to the $6.4 million increase in net sales, as discussed above, offset by an increase of $4.6 million in cost of sales. Although gross profit increased, gross margin declined 310 basis points primarily due to an unfavorable shift in product mix as a result of increased sales of value-priced, lower margin golf balls period over period. The increase in operating expenses was primarily due to increases in marketing expenses and employee costs.
Pre-tax income in the Company's gear, accessories and other operating segment increased to $6.4 million in the third quarter of 2017 from $0.6 million in the third quarter of 2016. This increase was primarily due to a $11.4 million increase in gross profit, offset by a $5.6 million increase in operating expenses, both due to the incremental sales and expenses from the acquisitions of OGIO in January 2017 and TravisMathew in August 2017, and the Company's apparel joint venture in Japan, which was established in the third quarter of 2016.
Nine-Month Periods Ended September 30, 2017 and 2016
Net sales for the nine months ended September 30, 2017 increased $149.6 million (21.1%) to $857.1 million compared to $707.5 million for the nine months ended September 30, 2016. This improvement was driven by an increase in net sales in all three of the Company's operating segments. The largest increase was in gear, accessories and other due to the acquisition of OGIO in January 2017, which contributed to incremental sales of bags, accessories and apparel in the golf and lifestyle categories, the establishment of the Company's apparel joint venture in Japan during the third quarter of 2016, and the acquisition of TravisMathew in August 2017, which contributed to incremental sales of apparel in the golf and lifestyle categories. In addition, the increase in net sales in golf clubs operating segment was significantly impacted by the successful launch of the Epic line of drivers and fairway woods during the first nine months of 2017.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Nine Months Ended September 30,		Growth
	2017	2016(1)	Dollars	Percent
Net sales:
Golf clubs	$536.0	$480.7	$55.3	11.5%
Golf balls	136.1	121.1	15.0	12.4%
Gear, accessories and other	185.0	105.7	79.3	75.0%
	$857.1	$707.5	$149.6	21.1%

(1)
Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017. For further discussion, see Note 16 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

For further discussion of each operating segment’s results, see “Operating Segments Results for the Nine Months Ended September 30, 2017 and 2016” below.
Net sales information by region is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth
	2017	2016	Dollars	Percent
Net sales:
United States	$472.1	$380.2	$91.9	24.2%
Europe	118.6	101.2	17.4	17.2%
Japan	147.4	121.2	26.2	21.6%
Rest of Asia	62.9	51.8	11.1	21.4%
Other countries	56.1	53.1	3.0	5.6%
	$857.1	$707.5	$149.6	21.1%
Net sales in the United States increased $91.9 million (24.2%) to $472.1 million during the nine months ended September 30, 2017 compared to $380.2 million for the nine months ended September 30, 2016, primarily due to an increase in sales of drivers, fairway woods and golf balls due to the continued success of the Company's new Epic line of drivers and fairway woods and Supersoft and Chrome Soft X line of golf balls launched in 2017, combined with an increase in sales of gear, accessories and other due to the Company's acquisitions of OGIO in January 2017 and TravisMathew in August 2017. The Company’s sales in regions outside of the United States increased $57.7 million (17.6%) to $385.0 million for the nine months ended September 30, 2017 compared to $327.3 million for the nine months ended September 30, 2016. This increase was primarily due to a $26.2 million (21.6%) increase in Japan, primarily due to an increase in apparel sales resulting from the Company's apparel joint venture established during the third quarter of 2016, combined with a decrease in promotional activity period over period. In addition, sales in Europe increased $17.4 million (17.2%) due to increased sales across most product categories, including the new Epic line of drivers and fairway woods. Net sales in foreign regions were negatively impacted by $9.2 million due to fluctuations in foreign currency rates relative to the same period in the prior year.
Gross profit increased $78.9 million (24.5%) to $400.8 million for the nine months ended September 30, 2017 compared to $321.9 million in the same period of 2016, and gross margin increased to 46.8% for the first nine months of 2017 compared to 45.5% for the same period in 2016. The increase in gross margin was primarily due to a favorable shift in price and product mix in the woods product category combined with a general increase in average selling prices across most product categories, which resulted in an increase of approximately 320 basis period over period. The favorable shift in price and product mix within the woods category was due to the success of the current year Epic drivers, which have higher margins compared to the XR 16 drivers sold in the prior year. In addition, foreign currency translation on inventory held in foreign locations had a positive impact on gross margin of approximately 70 basis points. These increases were partially offset by a decrease of approximately 280 basis points primarily due to (i) higher freight costs resulting from more air shipments to meet the high demand of the Company's current year products, and (ii) an increase in club component costs due to the higher cost of materials and technology incorporated into current year products, in addition to (iii) a decline of approximately 70 basis points due to the newly acquired businesses, which in the aggregate had lower gross margins relative to the Company's core business. For further discussion of gross margin, see "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Operating Segments Results for the Nine Months Ended September 30, 2017 and 2016—Segment Profitability" below.
Selling expenses increased by $22.1 million to $205.6 million (24.0% of net sales) during the nine months ended September 30, 2017 compared to $183.5 million (25.9% of net sales) in the comparable period of 2016. This increase was primarily due to an additional $13.9 million of incremental selling costs resulting from the formation and consolidation of the Company's apparel joint venture in Japan established during the third quarter of 2016, and the acquisitions of OGIO in January 2017 and TravisMathew in August 2017, as well as increases of $4.5 million in employee costs due to increases in sales commissions, accrued employee incentive compensation and stock compensation expense, and $3.1 million in marketing and tour expenses. These increases were partially offset by decreases of $0.9 million in depreciation expense and $0.6 million in bad debt expense.
General and administrative expenses increased by $16.5 million to $69.0 million (8.1% of net sales) during the nine months ended September 30, 2017 compared to $52.5 million (7.4% of net sales) in the comparable period of 2016. This increase was primarily due to $8.8 million of costs incurred in connection with the acquisitions of OGIO and TravisMathew, $6.7 million of incremental general and administrative costs resulting from the consolidation of these new businesses and the Company's apparel joint venture in Japan established during the third quarter of 2016, and a $3.2 million increase in employee costs due to increases in accrued employee incentive compensation expense and stock compensation expense. These increases were partially offset by decreases of $1.5 million in bad debt expense and $1.0 million in legal expenses.
Research and development expenses increased by $2.0 million to $26.9 million (3.1% of net sales) during the nine months ended September 30, 2017 compared to $24.9 million (3.5% of net sales) in the comparable period of 2016, primarily due to a $1.4 million increase in employee costs due to increases in accrued employee incentive compensation expense and stock compensation expense, combined with a $0.4 million increase in professional fees.
Interest expense increased $0.4 million to $2.3 million during the nine months ended September 30, 2017 compared to $1.9 million in the comparable period of 2016 primarily due to an increase in outstanding borrowings under the Company's credit facilities year over year.
During the second quarter of 2016, the Company recognized a $17.7 million pre-tax gain on the sale of golf-related ventures as a result of the sale of approximately 10.0% of its investment in Topgolf for $23.4 million. See Note 8 “Investments” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.
Other expense, net increased to $6.2 million during the nine months ended September 30, 2017 compared to $5.8 million in the comparable period of 2016. This $0.4 million increase was primarily due to an increase in net foreign currency losses from non-designated foreign currency hedging contracts.
The Company’s provision for income taxes increased to $30.7 million for the nine months ended September 30, 2017, compared to $4.6 million in the comparable period of 2016, primarily due to the recognition of income tax expense on the Company's U.S. operations in the first nine months of 2017. The Company's full valuation allowance that was established in June 2011 against the Company's U.S. deferred tax assets resulted in minimal U.S. tax expense in the first nine months of 2016. During the fourth quarter of 2016, the Company reversed a significant portion of the valuation allowance against those deferred tax assets. As a result of the reversal, the Company began recognizing income taxes again on its U.S. operations in the first quarter of 2017. For further discussion see Note 10 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net income for the nine months ended September 30, 2017 decreased by $6.4 million to $60.2 million compared to $66.6 million in the comparable period of 2016. Diluted earnings per share decreased to $0.62 in the first nine months of 2017 compared to $0.70 in the same period in 2016. As previously discussed in the Executive Summary, on a non-GAAP basis, excluding after-tax acquisition costs of $6.3 million in the first nine months of 2017 and the Topgolf gain of $17.7 million in first nine months of 2016, and applying a 38.5% estimated statutory tax rate to the non-GAAP results for the first nine months of 2016, the Company's net income and diluted earnings per share for the first nine months of 2017 would have increased by $33.6 million or 102% to $66.5 million and by $0.35 or 101% to $0.69 for the first nine months of 2017, respectively, compared to the same period in 2016.

The table below presents a reconciliation of the Company's results under GAAP for the first nine months of 2017 and 2016, to the Company's non-GAAP results as defined above for the same periods (in millions).

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	As Reported	Acquisition Costs(1)	Non-GAAP	As Reported	Non-Cash Tax Adjustment(2)	Topgolf Gain(3)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	$60.2	$(6.3)	$66.5	$66.6	$16.0	$17.7	$32.9

Diluted earnings (loss) per share	$0.62	$(0.07)	$0.69	$0.70	$0.18	$0.18	$0.34
Weighted-average shares outstanding	96.3	96.3	96.3	95.7	95.7	95.7	95.7

(1)
Represents transaction and transition costs associated with the acquisition of OGIO in January 2017 and transaction costs associated with the acquisition of TravisMathew in August 2017. The income tax benefit of $3.2 million associated with these costs was based on the Company's effective tax rate for the first nine months of 2017.

(2)
The Company had a valuation allowance on its U.S. deferred tax assets in the first nine months of 2016, which resulted in no federal U.S. tax expense for the nine months ended September 30, 2016. In the fourth quarter of 2016, the Company reversed a significant portion of the valuation allowance and recognized income taxes on its U.S. operations that were retroactive for all of 2016. For comparability to 2017, the Company applied an estimated statutory tax rate of 38.5% to calculate pro-forma results for the nine months ended September 30, 2016.

(3)	Gain recognized on the sale of approximately 10.0% of the Company's investment in Topgolf in the second quarter of 2016.
Operating Segments Results for the Nine Months Ended September 30, 2017 and 2016
Golf Clubs
Golf clubs sales increased $55.3 million (11.5%) to $536.0 million in the first nine months of 2017 compared to the same period in 2016, primarily due to the continued success of the current year Epic line of drivers and fairway woods, offset by a decrease in net sales of irons and putters due to the timing of product launches.
Net sales information by product category is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2017	2016(1)	Dollars	Percent
Net sales:
Woods	$262.7	$183.1	$79.6	43.5%
Irons	202.1	224.4	(22.3)	(9.9)%
Putters	71.2	73.2	(2.0)	(2.7)%
	$536.0	$480.7	$55.3	11.5%

(1)
Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017. For further discussion, see Note 16 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Net sales of woods increased $79.6 million (43.5%) to $262.7 million for the nine months ended September 30, 2017 compared to the same period in the prior year due to a 32.6% improvement in average selling prices and an 8.2% improvement in sales volume. The increase in average selling prices and sales volume was primarily due to the success of the current year Epic line of higher priced premium drivers and fairway woods, which outpaced sales of the lower priced XR 16 line of woods in the first nine months of 2016. In addition, average selling prices were favorably impacted by a decrease in promotional activity year over year. The increase in sales volume was partially offset by a shift in launch timing of new hybrid products.
Net sales of irons decreased $22.3 million (9.9%) to $202.1 million for the nine months ended September 30, 2017 compared to the same period in the prior year due to a 13.8% decrease in sales volume partially offset by a 3.9% increase in average selling prices. The decrease in sales volume was primarily due to the timing of product launches, resulting in fewer irons products launched in the first nine months of 2017 compared to the same period in 2016. The increase in average selling prices was primarily due to a favorable shift in product mix resulting from the launch of the premium Epic line of irons during the second quarter of 2017, which have a higher average selling price compared to the lower priced Steelhead XR and XR OS core line of irons launched in the prior year, and the XR irons, which were in the second year of their product life cycle. In addition, average selling prices were favorably impacted by a decrease in promotional activity year over year.
Net sales of putters decreased $2.0 million (2.7%) to $71.2 million for the nine months ended September 30, 2017 compared to the same period in the prior year due to a 7.9% decline in sales volumes partially offset by a 5.6% increase in average selling prices. The decline in sales volume was primarily due to the timing of product launches which resulted in fewer putter products launched in the first nine months of 2017 compared to the same period in 2016. The increase in average selling prices was primarily due to the successful launch of Odyssey Works core line of putters in 2017, which have higher average selling prices compared to the core models sold in the prior year, partially offset by an increase in promotional activity year over year.
Golf Balls
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth
	2017	2016	Dollars	Percent
Net sales:
Golf balls	$136.1	$121.1	$15.0	12.4%
Net sales of golf balls increased $15.0 million (12.4%) to $136.1 million for the nine months ended September 30, 2017 compared to the same period in the prior year due to a 14.6% increase in sales volume with relatively flat average selling prices. The increase in sales volume was primarily due to the success of the Company's new Supersoft and Chrome Soft X golf balls launched in 2017, combined with the continued success of the Chrome Soft golf balls launched in the comparable period in 2016.
Gear, Accessories and Other
Net sales information for the golf balls segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth
	2017	2016	Dollars	Percent
Net sales:
Gear, accessories and other	$185.0	$105.7	$79.3	75.0%

(1)
Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017. For further discussion, see Note 16 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Net sales of gear, accessories and other increased $79.3 million (75.0%) to $185.0 million for the nine months ended September 30, 2017 compared to the same period in the prior year. This increase was primarily due to a $39.3 million increase in sales of bags and gear resulting from the Company's acquisition of OGIO in January 2017, as well as a $26.5 million increase in apparel sales primarily due to the Company's apparel joint venture in Japan established during the third quarter of 2016 and the acquisition of TravisMathew in August 2017. Additionally, sales of Callaway gloves, headwear, and footwear increased in the first nine months of 2017 compared to the same period of 2016.

Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2017	2016(1)	Dollars	Percent
Income before income taxes:
Golf clubs	$83.8	$55.6	$28.2	50.7%
Golf balls	27.5	22.0	5.5	25.0%
Gear, accessories and other	27.9	16.8	11.1	66.1%
Reconciling items(2)	(48.0)	(23.0)	(25.0)	(108.7)%
	$91.2	$71.4	$19.8	27.7%

(1)
Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017. For further discussion, see Note 16 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items was primarily due to a $17.7 million gain recognized in the second quarter of 2016 in connection with the sale of approximately 10.0% of the Company's investment in Topgolf, in addition to increases in employee costs, professional fees and legal expenses. For further discussion of the Topgolf gain see Note 8 "Investments" to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.

Pre-tax income in the Company’s golf clubs operating segment increased to $83.8 million for the nine months ended September 30, 2017 from $55.6 million for the comparable period in the prior year. This increase was primarily due to a $36.3 million increase in gross profit (or an increase of 150 basis points in gross margin) partially offset by an $8.1 million increase in operating expenses. The increase in gross margin was primarily due to a favorable shift in price and product mix within the woods product category, combined with an increase in average selling prices across all golf club product categories, which resulted in a positive impact to gross margin of approximately 450 basis points. The favorable shift in price and product mix in the woods product category was due to the success of the Epic line of premium drivers launched in 2017, which have higher margins compared to the XR 16 line of core drivers sold in the first nine months of 2016. This increase in margin was partially offset by an increase in cost of approximately 270 basis points due to higher freight costs resulting from more air shipments to meet the high demand of the Company's current year products, in addition to an increase in club component costs due to the higher cost materials and technology incorporated into current year products. The increase in operating expenses was primarily due to increases in marketing expenses, research and development and employee costs.
Pre-tax income in the Company’s golf balls operating segment increased to $27.5 million for the nine months ended September 30, 2017 from $22.0 million for the comparable period in the prior year. This increase was primarily due to a $6.5 million increase in gross profit with relatively flat gross margins year over year, partially offset by a $1.0 million increase in operating expenses.
Pre-tax income in the Company's gear, accessories and other operating segment increased to $27.9 million for the nine months ended September 30, 2017 from $16.8 million for the comparable period in the prior year. This increase was primarily due to a $36.1 million increase in gross profit, offset by a $24.9 million increase in operating expenses, both due to the incremental sales and expenses from the acquisitions of OGIO in January 2017 and TravisMathew in August 2017, in addition to the Company's apparel joint venture in Japan established during the third quarter of 2016.
Financial Condition
The Company’s cash and cash equivalents decreased $44.0 million to $82.0 million at September 30, 2017 from $126.0 million at December 31, 2016. The decrease in cash was primarily driven by $181.8 million of net cash used to fund the Company's acquisitions of OGIO in January 2017 and TravisMathew in August 2017, and it also reflects the general seasonality of the Company's business. Cash provided by operating activities improved to $110.8 million during the first nine months of 2017 compared to $85.6 million during the comparable period of 2016, primarily due to an overall improvement in the Company's cash collection cycle as a result of improved payment terms period over period combined with the timing of inventory purchases and improved inventory management period over period. During the first nine months of 2017, the Company used its cash and cash equivalents, cash from its operating activities, and borrowings under its credit facilities to repurchase $16.5 million in shares of its common stock, as well as to fund $16.8 million in capital expenditures, $1.5 million in investments in golf-related venture, and the OGIO and TravisMathew acquisitions as discussed above. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its current and future credit facilities, as deemed necessary. See Note 3 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-Q for further information on the ABL Facility.
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of September 30, 2017, the Company’s net accounts receivable increased to $152.4 million from $127.9 million as of December 31, 2016. This increase reflects the general seasonality of the business and was primarily attributable to net sales of $243.6 million during the third quarter of 2017 compared to net sales of $163.7 million during the fourth quarter of 2016. The Company’s net accounts receivable as of September 30, 2017 decreased by $5.8 million compared to the Company’s net accounts receivable as of September 30, 2016. This decrease was primarily attributable to an overall improvement in payment terms combined with a decrease in past-due accounts.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s inventory decreased to $186.6 million as of September 30, 2017 compared to $189.4 million as of December 31, 2016. This decrease reflects the general seasonality of the Company's business combined with the Company's continuous efforts to improve the overall management of inventory. The Company’s inventory as of September 30, 2017 increased by $29.6 million compared to the Company's inventory as of September 30, 2016 primarily due to incremental inventory from the acquisitions of OGIO in January 2017 and TravisMathew in August 2017, combined with the timing and volume of inventory purchases related to products launched period over period.
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
In August 2017, the Company amended the ABL Facility to include an additional term loan facility ("Term Loan Facility") for $60.0 million. Loans under the Term Loan Facility ("Term Loans") bear interest at the current rates under the ABL Facility, plus 250 basis points. The Term Loan Facility matures on the earlier of (i) four years from the commencement date of the facility and (ii) the maturity of the ABL Facility (which is scheduled to expire on June 23, 2019), and amortizes over a three-year period, beginning in the second year of the facility. The Company must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 and a leverage ratio of 4.0 to 1.0 or less at any time when there is $20.0 million or more outstanding in Term Loans. The Term Loan Facility is collateralized by the same assets as those under the ABL Facility, and is subject to certain restrictions, including liens on certain assets, in addition to limits on certain distributions. As of September 30, 2017, there were no amounts outstanding under this facility.
In August 2017, the Company acquired TravisMathew, LLC for $124.6 million in an all-cash transaction, subject to customary working capital adjustments, and acquired OGIO International, Inc. in January 2017 for $66.0 million (see Note 2 "Business Combinations" to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q). The Company funded these acquisitions with its existing cash balances combined with borrowings from the ABL Facility.
As of September 30, 2017, approximately 84% of the Company’s total cash is held in regions outside of the United States. If the Company were to repatriate such cash, outside of settling intercompany balances during the normal course of operations, it would need to accrue and pay incremental U.S. federal and state income taxes, reduced by the current amount of available U.S. federal and state net operating loss and tax credit carryforwards. The Company has not, nor does it intend to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. In 2015 and 2014, the Company ceased its business operations in Thailand and Malaysia, respectively, and accordingly, the Company no longer maintains a permanent reinvestment assertion with respect to these two entities. In April 2017, the Company substantially completed the liquidation process for its subsidiary in Malaysia and repatriated the undistributed earnings of this entity to the United States. The amount repatriated was not material to the Company's consolidated condensed financial statements. The Company intends to repatriate the undistributed earnings from its Thailand entity to the United States at the time that the winding-down process has been completed. The incremental U.S. income taxes related to reversing its permanent reinvestment assertion were offset by the utilization of the Company's cumulative U.S. net operating losses. Except for the Company's foreign subsidiaries in Thailand and Malaysia, the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon.
Other Significant Cash and Contractual Obligations
The table set forth below summarizes certain significant cash obligations as of September 30, 2017 that could affect the Company’s future liquidity.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Primary Asset-Based Revolving Credit Facility	$52.4	$52.4	$—	$—	$—
Japan ABL facilities	18.2	18.2	—	—	—
Capital leases (1)	0.3	0.2	0.1	—	—
Operating leases(2)	47.3	8.0	13.6	10.8	14.9
Unconditional purchase obligations(3)	72.7	38.3	27.6	6.8	—
Uncertain tax contingencies(4)	4.5	0.6	1.3	0.5	2.1
Total	$195.4	$117.7	$42.6	$18.1	$17.0

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

(4)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of September 30, 2017. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 10 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ended September 30, 2017 was not material to the Company’s financial position, results of operations or cash flows.
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
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2017 through its foreign currency forward contracts.
The estimated maximum one-day loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, is $7.6 million at September 30, 2017. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities. Outstanding borrowings under these credit facilities accrue interest as described in Note 3 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.2 million over a 12-month period ending on September 30, 2017.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2017, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The following table summarizes the purchases by the Company during the third quarter of 2017. These repurchases are comprised of shares the Company acquired to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended September 30, 2017
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
July 1, 2017-July 31, 2017	—	$—	—	$25,473,193
August 1, 2017-August 31, 2017	—	$—	—	$25,473,193
September 1, 2017-September 30, 2017	4,995	$13.76	4,995	$25,404,461
Total	4,995	$13.76	4,995	$25,404,461
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

10.2	The Second Amendment to Officer Employment Agreement, effective August 7, 2017, by and between the Company and Brian P. Lynch.†

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Brian P. Lynch pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Oliver G. Brewer III and Brian P. Lynch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.1	XBRL Instance Document †

101.2	XBRL Taxonomy Extension Schema Document †

101.3	XBRL Taxonomy Extension Calculation Linkbase Document †

101.4	XBRL Taxonomy Extension Definition Linkbase Document †

101.5	XBRL Taxonomy Extension Label Linkbase Document †

101.6	XBRL Taxonomy Extension Presentation Linkbase Document †

(†) Included with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ Jennifer Thomas
Jennifer Thomas
Vice President and Chief Accounting Officer
Date: November 7, 2017