Form 10-K
period 2017-12-31
CALLAWAY GOLF CO
filed 2018-02-27
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒ No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the Registrant’s common stock held by nonaffiliates of the Registrant was $1,190,918,588 based on the closing sales price of the Registrant’s common stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and shares held in treasury, without conceding that any of the excluded parties are “affiliates” of the Registrant for purposes of the federal securities laws.
As of January 31, 2018, the number of shares outstanding of the Registrant’s common stock, $.01 par value, was 94,631,544.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC" or “Commission”) pursuant to Regulation 14A in connection with the Registrant’s 2018 Annual Meeting of Shareholders, which is scheduled to be held on May 8, 2018. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2017.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "on track," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, market conditions, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the integration of the TravisMathew, LLC (“TravisMathew”) acquisition, the integration of the OGIO International, Inc. (“OGIO”) acquisition, the related financial impact of the future business and prospects of the Company, TravisMathew and OGIO, the expected continued financial impact of the Company's joint venture in Japan and the impact of the newly enacted Tax Cuts and Jobs Act (the "Tax Act") in December 2017, which includes a broad range of provisions that could have a material impact on the Company's tax provision in future periods. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:

•	certain risks and uncertainties, including changes in capital market or economic conditions;

•	a material impact on the Company's tax provision as a result of the Tax Act;

•	delays or difficulties in the integration of the TravisMathew and/or OGIO acquisitions;

•	consumer acceptance of and demand for the Company’s products;

•	future retailer purchasing activity, which can be significantly affected by adverse industry conditions and overall retail inventory levels;

•	any unfavorable changes in U.S. trade, tax or other policies, including restrictions on imports or an increase in import tariffs;

•	the level of promotional activity in the marketplace;

•	future consumer discretionary purchasing activity, which can be significantly adversely affected by unfavorable economic or market conditions;

•	significant fluctuations in foreign currency exchange rates;

•	the ability of the Company to manage international business risks;

•	future changes in foreign currency exchange rates and the degree of effectiveness of the Company’s hedging programs;

•	adverse changes in the credit markets or continued compliance with the terms of the Company’s credit facilities;

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

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex-Apex Tour-APW-Aqua Dry-Arm Lock-Backstryke-Big Bertha-Big Bertha Alpha-Big T-Black Series-C-C Grind-Callaway-Callaway Golf-Callaway Media Productions-Callaway Supersoft-Chev-Chev 18-Chevron Device-Chrome Soft-Cirrus-Comfort Tech-CUATER-Cup 360-CXR-360 Face Cup-D.A.R.T.-Dawn Patrol-Divine-Eagle-Engage-Epic-ERC-Exo-Cage-Fast Tech Mantle-FT Optiforce-FT Performance-FT Tour-FTiZ-Fusion-GBB-Gems-Gravity Core-Great Big Bertha-Great Big Bertha Epic-Heavenwood-Hex Aerodynamics-Hex Chrome-Hex Solaire-HX-Hyper Dry-Hyper-Lite-Hyper Speed Face-I-MIX-Innovate or Die-Ion-X-Jailbird-Jailbreak-Kings of Distance-Legacy-Longer From Everywhere-Mack Daddy-Majestic-MarXman-MD3 Milled-Metal-X-Microhinge Face Insert-Number One Putter in Golf-O Works-Odyssey-Odyssey Works-Ogio-Opti Flex-Opti Grip-Opti Shield-Opti Therm-OptiFit-ORG 14-ORG 15-PRESTIGE 7-ProType-∙R∙-R-Moto-Renegade-Rossie-RSX-S2H2-Sabertooth-Shredder-SoftFast-Solaire-Speed Regime-Speed Step-SR1-SR2-SR3-Steelhead XR-Steelhead-Strata-Strata Jet-Stronomic-Sub Zero-Superhot-T M-Tank-Tank Cruiser-Tech Series-Teron-TI-HOT-TMCA-Toe Up-Toulon-Tour Authentic -Trade In! Trade Up!-TRAVISMATHEW-Trionomer Cover-Tyro-udesign-Uptown-Versa-W Grind-Warbird-Weather Series-Wedgeducation-White Hot-White Hot Pro-White Hot Pro Havok-White Hot Tour-White Ice-World's Friendliest-X-12-X-14-X-16-X-18-X-20-X-22-X-24-X-ACT-X Hot-X Hot Pro-X² Hot-X Series-XR-XR 16-XSPANN-Xtra Traction Technology-Xtra Width Technology-XTT-2-Ball-3 Deep

CALLAWAY GOLF COMPANY

PART I
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
The Company designs, manufactures and sells high quality golf clubs, golf balls, golf bags and other golf-related and lifestyle apparel, gear and accessories. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company’s golf products are designed for golfers of all skill levels, both amateur and professional, and are generally designed to conform to the Rules of Golf as published by the United States Golf Association ("USGA") and the ruling authority known as The R&A.
In 2016, the Company further expanded its business into golf and lifestyle apparel and accessories with the completion of the golf apparel joint venture in Japan in July 2016. In January 2017, the Company acquired OGIO international, Inc. ("OGIO"), a leading manufacturer of high quality bags and accessories, which the Company expects will provide a platform for future growth in the lifestyle category. In August 2017, the Company invested further in the lifestyle category with the acquisition of TravisMathew, LLC ("TravisMathew"), a manufacturer of premium golf and lifestyle apparel and accessories.
The Company generally sells its products to retailers, directly and through its wholly-owned subsidiaries, and to third-party distributors. The Company sells pre-owned golf products through its website, www.callawaygolfpreowned.com. In addition, the Company sells Callaway Golf and Odyssey products, including Toulon Design by Odyssey, as well as OGIO and TravisMathew branded soft goods products direct to consumers through its websites www.callawaygolf.com, www.odysseygolf.com, www.ogio.com and www.travismathew.com. The Company also licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on golf related accessories, including Callaway Golf golf apparel, footwear, golf gloves, prescription eyewear and practice aids as well as OGIO branded bags. In connection with the apparel joint venture in Japan and the TravisMathew acquisition, the Company now has retail locations in Japan and the U.S. that sell Callaway and TravisMathew branded apparel, gear and other golf accessories directly to consumers. The Company’s products are sold in the United States and in over 100 countries around the world.
Financial Information about Segments and Geographic Areas
Information regarding the Company’s segments and geographic areas in which the Company operates is contained in Note 17 in the Notes to the Company’s Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015, and is included as part of Item 8—“Financial Statements and Supplementary Data.”
The Company has three operating segments, namely Golf Clubs, Golf Balls and Gear, Accessories and Other as of December 31, 2017. Prior to 2017, the Company's operating segments consisted of Golf Clubs and Golf Balls. Due to the recent growth in the accessories and other product category within Golf Clubs from the formation of the apparel joint venture in Japan as well as the Company's acquisition of OGIO in January 2017, the Company reassessed its operating segments during the first quarter of 2017, consistent with the way management reviews its business operations on an ongoing basis. As a result, and based on the Company's assessment, as of January 1, 2017, the Company added a third operating segment, Gear, Accessories and Other, which includes soft goods products and licensing revenues that were formerly in the accessories and other product category within Golf Clubs. Soft goods products include golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, retail apparel sales from the Company's joint venture in Japan, and OGIO branded products as of January 2017. Licensing revenues include royalties from licensing of the Company’s trademarks and service marks for various soft goods. TravisMathew branded products are also included in this operating segment as of August 2017. Subsequent to this change, the Golf Clubs operating segment consists of Callaway Golf woods, hybrids, irons and wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets and sales of pre-owned golf clubs. At the product category level, sales of packaged sets are included within irons, and sales of pre-owned golf clubs are included in the respective woods, irons and putters product categories. The Golf Balls segment continues to consist of Callaway Golf and Strata golf balls that are designed, manufactured and sold by the Company. As a result of these changes, prior period amounts have been reclassified in order to make prior periods comparable to 2017.

Products
The Company designs, manufactures and sells high quality golf clubs, golf balls, golf bags and other golf-related and lifestyle apparel, gear and accessories. The following table sets forth the contribution to net sales attributable to the Company's principal product groups for the periods indicated:

	Years Ended December 31,
	2017		2016(1)		2015(1)
	(Dollars in millions)
Woods	$307.9	29.4%	$216.1	25.8%	$229.0	28.1%
Irons	250.6	23.9%	278.6	32.0%	264.5	31.3%
Putters	84.6	8.0%	87.7	10.1%	88.0	10.4%
Golf balls	162.5	15.5%	152.3	17.5%	143.1	17.0%
Gear, accessories and other	243.1	23.2%	136.5	15.7%	119.2	14.1%
Net sales	$1,048.7	100.0%	$871.2	100.0%	$843.8	100.0%

(1)
Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017. For further discussion, see Note 17 “Segment Information” in the Notes to Consolidated Financial Statements in this Form 10-K.

For a detailed discussion regarding the changes in net sales for each product group from 2017 to 2016 and from 2016 to 2015, see below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” contained in Item 7.
The Company’s current principal products by product group are described below:
Woods. This product category includes sales of the Company’s drivers, fairway woods and hybrid products, which are sold under the Callaway Golf brand. These products are generally made of metal (either titanium or steel) or a combination of metal and a composite material. The Company’s products compete at various price levels in the woods category. The Company’s drivers, fairway woods and hybrid products are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers. In addition, this product category includes sales of pre-owned woods products.
Irons. This product category includes sales of the Company’s irons, wedges and packaged sets, which are sold under the Callaway Golf brand, in addition to pre-owned irons products. The Company’s irons are generally made of metal (either titanium, steel or special alloy) or a composite material (a combination of metal and polymer materials). The Company’s products compete at various price levels in the irons category. The Company’s irons are available in a variety of designs, shafts and other specifications to accommodate the preferences and skill levels of all golfers.
Putters. This product category includes sales of the Company’s putters, which are sold under the Odyssey brand, including Toulon Design by Odyssey, as well as sales of pre-owned putter products. The Company’s products compete at multiple price levels in the putters category. The Company’s putters are available in a variety of styles, shafts and other specifications to accommodate the preferences and skill levels of all golfers.
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
Gear, Accessories and Other. This product category includes sales of golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, OGIO branded gear and accessories, TravisMathew branded apparel, retail apparel sales from the Company's joint venture in Japan, in addition to royalties from licensing of the Company’s trademarks and service marks for various soft goods products including golf apparel and footwear, golf gloves, and practice aids.

Product Design and Development
Product design at the Company is a result of the integrated efforts of its brand management, research and development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company designs its products to be technologically advanced and has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional. The Company believes it has created a work environment in which new ideas are valued and explored. In 2017, 2016 and 2015, the Company invested $36.6 million, $33.3 million and $33.2 million, respectively, in research and development. The Company intends to continue to invest substantial amounts in its research and development activities in connection with its development of new products.
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
The Company's soft goods under the Callaway, OGIO and TravisMathew brands are designed and developed internally. The design specifications are sent to contract manufacturers who source the raw materials and build the products according to the specifications.
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
In 2017, 2016 and 2015, most of the Company’s golf club assembly volume was made in regions outside of the United States. Overall, the golf club assembly process is fairly labor intensive, requires extensive global supply chain coordination and utilizes raw materials that are obtained from suppliers both internationally and within the United States.
The Company has a golf ball manufacturing facility in Chicopee, Massachusetts, and also utilizes golf ball contract manufacturers in Taiwan and China. In each of 2017, 2016 and 2015, approximately 60% of the golf ball unit volume was manufactured in regions outside of the United States. The overall golf ball manufacturing process utilizes raw materials that are obtained from suppliers both internationally and within the United States.
The Company utilizes third-party contract manufacturers for its Callaway, OGIO and TravisMathew soft goods products.
The Company has its primary distribution center in Roanoke, Texas for the distribution of goods in North America, in addition to distribution centers in Toronto, Canada, Swindon, England and Melbourne, Australia, and third-party logistical operations in Evansville, Indiana, Tokyo, Japan, Shanghai, China, and Seoul, Korea to support the distribution needs of markets they serve.
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
Sales and Marketing
Sales in the United States
Of the Company’s total net sales, approximately 54%, 51% and 53% was derived from sales to customers within the United States in 2017, 2016 and 2015, respectively. The Company primarily sells to both on- and off-course golf retailers and sporting goods retailers who sell quality golf products and provide a level of customer service appropriate for the sale of such products.

The Company also sells its products through Internet retailers, and certain products to mass merchants. In addition, the Company sells TravisMathew branded products at certain department stores and at retail locations in the United States. Sales of the Company’s products in the United States are made and supported by full-time regional field representatives and in-house sales and customer service representatives. Most regions in the United States are covered by both a field representative and a dedicated in-house sales representative who work together to initiate and maintain relationships with customers through frequent telephone calls and in-person visits.
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
Sales Outside of the United States
Of the Company’s total net sales, approximately 46%, 49% and 47% were derived from sales for distribution outside of the United States in 2017, 2016 and 2015, respectively. The Company does business (either directly or through its subsidiaries and distributors) in over 100 countries around the world. The Company sells its full line of Callaway Golf and Odyssey hard goods as well as OGIO branded products internationally. In addition, the Company sells Callaway Golf apparel, accessories and certain golf products at its retail locations in Japan through the apparel joint venture.
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

The Company offers the full line of Callaway Golf and Odyssey products, including drivers, fairway woods, hybrids, irons, putters, golf balls and golf-related accessories, through its websites www.callawaygolf.com and www.odysseygolf.com. In addition, the Company sells the full line of OGIO branded bags and accessories through its website at www.ogio.com, and TravisMathew branded apparel and accessories through its website at www.travismathew.com.
Advertising and Promotion
The Company develops and executes its advertising and promotional campaigns for its products based on the Company’s global brand principles. Within the United States, the Company has focused its advertising efforts mainly on television commercials, primarily on The Golf Channel and on network television during golf telecasts, web-based advertising, and printed advertisements in national magazines, such as Golf Magazine, Sports Illustrated and Golf Digest, as well as in-store advertising. The Company also engages in non-traditional marketing activities through strategic investments in third parties including Topgolf International, Inc. doing business as the Topgolf Entertainment Group ("Topgolf").
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
For both golf clubs and golf balls, the Company generally competes on the basis of technology, quality, performance, customer service and price. In order to gauge the effectiveness of the Company’s response to such factors, management receives and evaluates Company-generated market trends for U.S. and foreign markets, as well as periodic public and customized market research for the U.S. and U.K. markets from Golf Datatech that include trends from certain on- and off-course retailers. In addition, the Company utilizes GfK Group for markets in Japan.
In addition, the Company's competitors in the soft goods market, including apparel, gear and golf accessories, are generally other golf companies and premium golf apparel companies, as well as specialty retailers.
For certain risks associated with competition, see “Risk Factors” contained in Item 1A.

Seasonality of Company's Business
In most of the regions where the Company conducts business, the game of golf is played primarily on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of the Company’s on-course customers closing for the cold weather months. The Company’s golf club and golf ball businesses are therefore subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its golf club and golf ball products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. The Company’s second-quarter sales are significantly affected by the amount of reorder business of the products sold during the first quarter. The Company’s third-quarter sales are generally dependent on reorder business but can also include smaller new product launches, typically resulting in lower sales than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. The Company’s fourth-quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key regions. However, third-quarter sales can be affected by a mid-year product launch, and fourth-quarter sales can be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter-to-quarter fluctuations, can be affected by many factors, including the timing of new product introductions as well as weather conditions. In general, because of this seasonality, a majority of the Company’s sales from its Golf Clubs and Golf Balls operating segments and most, if not all, of its profitability from these segments generally occurs during the first half of the year.
Sales of the Company's gear and accessories historically followed the golf clubs and golf balls seasonality, where most of the sales and profitability occurred during the first half of the year. With the Company's addition of the Japan apparel joint venture and the acquisition of OGIO as discussed above, the Company's seasonality shifted to the second half of the year as these businesses generate higher sales in the third and fourth quarters during the winter apparel season in Japan, and during the holiday season in the United States when sales of OGIO branded products are higher. Sales of the recently acquired TravisMathew brand of apparel and accessories are expected to be higher during the first half of the year, when the golf season is at its peak.
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
Intellectual Property
The Company is the owner of approximately 3,000 U.S. and foreign trademark registrations and over 1,600 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress and other statutory and common laws. The Company’s intellectual property rights are very important to the Company, and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces its rights through litigation. Information regarding current litigation matters in connection with intellectual property is contained in Note 11 “Commitments & Contingencies—Legal Matters” in the Notes to Consolidated Financial Statements in this Form 10-K.
The Company’s patents are generally in effect for up to 20 years from the date of the filing of the patent application. The Company’s trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. For certain risks associated with intellectual property, see “Risk Factors” contained in Item 1A.
Licensing
The Company, in exchange for a royalty fee, licenses its trademarks and service marks to third parties for use on products such as golf apparel and footwear, golf gloves, and practice aids. With respect to its line of golf apparel, the Company has current licensing arrangements with Perry Ellis International for a complete line of men’s and women’s apparel for distribution in certain retail channels in the United States, Canada, Latin America, Europe, Middle East and Africa. With respect to OGIO-branded bags, the Company has a licensing arrangement with SanMar Corporation for OGIO products and SanMar-designed, OGIO-branded products for distribution in the corporate channel in the United States, Canada and Mexico. In addition, the Company licenses its trademark to its joint venture in Japan for a full line of Callaway Golf apparel, footwear and other select items. With respect to the footwear lines, the Company has a licensing arrangement with Klone Lab, LLC for a complete line of men’s and women’s golf footwear for distribution in certain retail channels in the United States and Canada.
In addition, the Company has also licensed its trademarks to, among others, (i) IZZO Golf for practice aids and sunglasses, (ii) SM Global, LLC for golf gloves sold exclusively to Costco Wholesale Corp, and (iii) Walman Optical for a line of prescription Callaway eyewear.
Employees
As of December 31, 2017 and 2016, the Company and its subsidiaries had approximately 2,100 and 1,700 full-time and part-time employees, respectively. The increase in the Company's headcount was primarily due to the acquisitions of OGIO and TravisMathew in 2017. The Company employs temporary manufacturing workers as needed based on labor demands that fluctuate with the Company's seasonality.
The Company’s golf ball manufacturing employees in Chicopee, Massachusetts are unionized and are covered under a collective bargaining agreement, which expires on September 30, 2022. In addition, certain of the Company’s production employees in Australia and Mexico are also unionized. The Company considers its employee relations to be good.

Executive Officers of the Registrant
Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held
Oliver G. Brewer III	54	President and Chief Executive Officer, Director
Brian P. Lynch	56	Senior Vice President, Chief Financial Officer, General Counsel & Corporate Secretary
Alan Hocknell	46	Senior Vice President, Research and Development
Mark F. Leposky	53	Senior Vice President, Global Operations
Richard H. Arnett	47	Senior Vice President, Global Marketing & President of OGIO
Alex M. Boezeman	58	President, Asia
Neil Howie	55	Managing Director, Europe, Middle East and Africa
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
Brian P. Lynch is Senior Vice President, Chief Financial Officer, General Counsel and Corporate Secretary of the Company. He served as the Company’s Senior Vice President, General Counsel and Corporate Secretary since June 2012 before being appointed the additional role of Interim Chief Financial Officer in April 2017 and Chief Financial Officer in July 2017. Mr. Lynch is responsible for the Company’s finance, legal, corporate governance and compliance functions. Mr. Lynch also serves as the Company’s Chief Ethics Officer. Mr. Lynch first joined Callaway in December 1999 as Senior Corporate Counsel and was appointed Associate General Counsel and Assistant Secretary in April 2005 and Vice President and Corporate Secretary in November 2008. Mr. Lynch has 30 years of experience handling legal, strategic, operational, and administrative matters for public and private entities. Mr. Lynch received a J.D. from the University of Pittsburgh and a B.A. in Economics from Franklin and Marshall College.
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
Richard H. Arnett is the Senior Vice President of Global Marketing & President of OGIO. Mr. Arnett has served as Vice President of Global Marketing since June 2012, and in this role, Mr. Arnett leads the Company's global marketing, communications and go-to-market functions, while also overseeing its category management function. In January 2017, Mr. Arnett assumed the position of President, OGIO International, Inc., following its acquisition by the Company. Prior to joining Callaway, Mr. Arnett served as Vice President of Global Marketing, TaylorMade, Adidas and Ashworth Golf, and prior to TaylorMade he served in a marketing leadership role at Russell Corporation. Mr. Arnett received an M.B.A. from Duke University and a B.A. in English from Emory University.
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
Neil Howie is President, Europe, Middle East and Africa and has served in such capacity since July 2011. In this role, Mr. Howie is responsible for the overall management functions in Europe, Middle East and Africa as well as Australia. Mr. Howie held the position of Managing Director of Callaway Golf Europe Ltd. since 2003, and has held various other positions since joining the Company in 1998, including Odyssey Brand Manager, U.K. Sales Manager, Regional Sales Manager and Director of European Sales. Prior to joining the Company in 1998, Mr. Howie served as Managing Director of Rogue Golf Company Ltd.
Information with respect to the Company’s employment agreements with its Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers will be contained in the Company’s definitive Proxy Statement in connection with the 2018 Annual Meeting of Shareholders. In addition, copies of the employment agreements for all the executive officers are included as exhibits to this report.
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
Risks Related to the Company's Industry and Business
A reduction in the number of rounds of golf played or in the number of golf participants could adversely affect the Company’s sales.
The Company generates a large majority of its revenues from the sale of golf-related products, including golf clubs, golf balls and golf accessories. The demand for golf-related products in general, and golf balls in particular, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. If golf participation continues to decrease or the number of rounds of golf played decreases, sales of the Company’s products may be adversely affected. In the future, the overall dollar volume of the market for golf-related products may not grow or may decline.
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
In order for the Company to significantly grow its sales of golf clubs or golf balls, the Company must either increase its share of the market for golf clubs or golf balls, develop markets in geographic regions historically underrepresented by the Company’s products, or the overall market for golf clubs or golf balls must grow. The Company already has a significant share of worldwide sales of golf clubs and golf balls and the golf industry is very competitive. As such, gaining incremental market share quickly or at all is difficult. Therefore, opportunities for additional market share may be limited given the challenging competitive nature of the golf industry, and the overall dollar volume of worldwide sales of golf clubs or golf balls may not grow or may decline.
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
Gear, Accessories and Other. The Company’s accessories include golf bags, golf gloves, golf footwear, golf apparel and other items, as well as non-golf related items under the OGIO and TravisMathew brand names. The Company faces significant competition in every region with respect to each of these product categories. In most cases, the Company is not the market leader with respect to its accessory markets.
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
The Company’s golf club, golf ball, and gear and accessories business has a concentrated customer base. The loss of one or more of the Company’s top customers could have a significant effect on the Company’s golf club, golf ball, and gear and accessories sales.
On a consolidated basis, no single customer accounted for more than 10%, 8% and 9% of the Company’s consolidated revenues in 2017, 2016 and 2015, respectively. The Company's top five customers accounted for approximately 21%, 22% and 26% of the Company's consolidated revenues in 2017, 2016 and 2015, respectively.
With respect to the Company's segments, the Company's top five

•	Golf Club customers accounted for approximately 20%, 26% and 28% of total consolidated Golf Club sales in 2017, 2016 and 2015, respectively;

•	Golf Ball customers accounted for approximately 30%, 28% and 30% of total consolidated Golf Ball sales in 2017, 2016 and 2015, respectively; and

•	Gear and Accessories customers accounted for approximately 15%, 18% and 21% of total consolidated Gear and Accessories sales in 2017, 2016 and 2015, respectively.
A loss of one or more of these customers could have a significant effect on the Company's net sales. Prior period percentages have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017. For further discussion, see Note 17 “Segment Information” in the Notes to Consolidated Financial Statements in this Form 10-K.
Consolidation of retailers or concentration of retail market share among a few retailers may increase and concentrate the Company’s credit risk, putting pressure on its margins and its ability to sell products.
The off‑course golf equipment retail markets in some countries, including the United States, are dominated by a few large retailers. Certain of these retailers have in the past increased their market share and may continue to do so in the future by expanding through acquisitions and construction of additional stores. Industry consolidation has occurred in recent years, and additional consolidation is possible. These situations may result in a concentration of the Company’s credit risk with respect to its sales to such retailers, and, if any of these retailers were to experience a shortage of liquidity or other financial difficulties, or file for bankruptcy, it would increase the risk that their outstanding payables to the Company may not be paid. This consolidation may also result in larger retailers gaining increased leverage, which may impact the Company’s margins. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces their purchases of the Company’s products, the Company may be unable to find a sufficient number of other retail outlets for the Company’s products to sustain the same level of sales. Any reduction in sales by the Company’s retailers could materially adversely affect the Company’s business, financial condition and results of operations.
The Company’s business depends on strong brands, and if the Company is not able to maintain and enhance the Company’s brands, its sales may be adversely affected.
The Company’s brands have worldwide recognition, and the Company’s success depends in large part on its ability to maintain and enhance its brand image and reputation. Maintaining, promoting and enhancing the Company’s brands may require the Company to make substantial investments in areas such as product innovation, product quality, intellectual property protection, marketing and employee training, and these investments may not have the desired impact on the Company’s brand image and reputation. The Company’s business could be adversely impacted if the Company fails to achieve any of these objectives or if the reputation or image of any of the Company’s brands is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against the Company could damage its reputation and brand image, undermine consumer confidence in the Company and reduce long‑term demand for its products, even if the regulatory or legal action is unfounded or not material to its operations. Also, as the Company seeks to grow its presence in existing, and expand into new, geographic or product markets, consumers in these markets may not accept the Company’s brand image and may not be willing to pay a premium to purchase the Company’s products as compared to other brands. The Company anticipates that as it continues to grow its presence in existing markets and expand into new markets, further developing the Company’s brands may become increasingly difficult and expensive. If the Company is unable to maintain or further develop the image of the Company’s brands, it could materially adversely affect the Company’s business, financial condition and results of operations.
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
The Company’s business is subject to seasonal fluctuations. The Company’s first-quarter sales generally represent the Company’s sell-in to the golf retail channel of its golf club products for the new golf season. The Company’s second and third-quarter sales generally represent reorder business for golf clubs. Sales of golf clubs during the second and third quarters are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of products by the Company’s competitors. Retailers are sometimes reluctant to reorder the Company’s products in significant quantities when they already have excess inventory of products of the Company or its competitors. The Company’s sales of golf balls are generally associated with the level of rounds played in the areas where the Company’s products are sold. Therefore, golf ball sales tend to be greater in the second and third quarters, when the weather is good in most of the Company’s key regions and the number of rounds played increase. Golf ball sales are also stimulated by product introductions as the retail channel takes on initial supplies. Like those of golf clubs, reorders of golf balls depend on the rate of sell-through. The Company’s sales during the fourth quarter are generally significantly less than those of the other quarters because in many of the Company’s key regions fewer people are playing golf during that time of year due to cold weather. Furthermore, the Company generally announces its new product line in the fourth quarter to allow retailers to plan for the new golf season. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect on sales of the Company’s current products or result in closeout sales at reduced prices.
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
The Company establishes relationships with professional golfers in order to evaluate and promote Callaway Golf, Odyssey, OGIO and TravisMathew branded products. The Company has entered into endorsement arrangements with members of the various professional tours, including the Champions Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour and the Web.com Tour. While most professional golfers fulfill their contractual obligations, some have been known to stop using a sponsor’s products despite contractual commitments. If certain of the Company’s professional endorsers were to stop using the Company’s products contrary to their endorsement agreements, the Company’s business could be adversely affected in a material way by the negative publicity or lack of endorsement.
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

Any significant changes in U.S. trade, tax or other policies that restrict imports or increase import tariffs could have a material adverse effect on the Company’s results of operations.
A significant amount of the Company’s products are manufactured in Mexico, China and other regions outside of the United States. The Trump administration has called for substantial changes to U.S. trade and tax policies, which may include import restrictions, increased import tariffs and/or changes in U.S. participation in multilateral trade agreements such as the North American Free Trade Agreement (NAFTA). Restrictions on imports could prevent or make it difficult for the Company to obtain the components needed for new products which would affect the Company’s sales. Increased tariffs would require the Company to increase its prices which likely would decrease customer demand for its products. Other countries might retaliate through the imposition of their own restrictions and or increased tariffs which would affect the Company’s ability to export products and therefore adversely affect its sales. Any significant changes in current U.S. trade, tax or other policies could have a material adverse effect upon the Company’s results of operations.
Risks Related to Operations, Manufacturing, and Technology
The Company has significant international operations and is exposed to risks associated with doing business globally.
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
Any significant adverse change in these and other circumstances or conditions relating to international operations could have a significant adverse effect on the Company’s operations, financial performance and condition.

Any difficulties from strategic acquisitions that the Company pursues or consummates, including its recent acquisitions of OGIO and TravisMathew, could adversely affect its business, financial condition and results of operations.
The Company may acquire companies, businesses and products that complement or augment its existing business. For example, in 2017, the Company completed the acquisitions of OGIO and TravisMathew. The Company may not be able to integrate these businesses or any other business that it may acquire successfully or operate such acquired business profitably. Integrating any newly acquired business could be expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than predicted. The diversion of management's attention and any delay or difficulties encountered in connection with any future acquisitions the Company may consummate could result in the disruption of on-going business or inconsistencies in standards and controls that could negatively affect the Company’s ability to maintain third-party relationships. Moreover, the Company may need to raise additional funds through public or private debt or equity financing, or issue additional shares, to acquire any businesses or products, which may result in dilution for stockholders or the incurrence of indebtedness.
As part of the Company’s efforts to acquire companies, business or products or to enter into other significant transactions, the Company conducts business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite the Company’s efforts, the Company ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. If the Company fails to realize the expected benefits from previous acquisitions or other acquisitions it may consummate in the future, whether as a result of unidentified risks, integration difficulties, litigation with current or former employees and other events, the Company’s business, financial condition and results of operations could be adversely affected.
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
The effect of the translation of foreign currencies on the Company’s financial results can be significant. The Company therefore engages in certain hedging activities to mitigate the annual impact of the translation of foreign currencies on the Company’s financial results. The Company’s hedging activities can reduce, but will not eliminate, the effects of foreign currency fluctuations. The extent to which the Company’s hedging activities mitigate the effects of foreign currency translation varies based upon many factors, including the amount of transactions being hedged. Other factors that could affect the effectiveness of the Company’s hedging activities include accuracy of sales forecasts, volatility of currency markets and the availability of hedging instruments. Since the hedging activities are designed to reduce volatility, they not only reduce the negative impact of a stronger U.S. dollar but also reduce the positive impact of a weaker U.S. dollar. The Company’s future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which the Company conducts business.
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
The Company depends on single source or a limited number of suppliers for some of the components of its products, and the loss of any of these suppliers could harm its business.
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
The cost of raw materials and components could affect the Company’s operating results.
The materials and components used by the Company and its suppliers involve raw materials, including synthetic rubber, thermoplastics, zinc stearate, zinc oxide and lime stone for the manufacturing of the Company’s golf balls, and titanium alloys carbon fiber and steel for the assembly of the Company’s golf clubs. Significant price fluctuations or shortages in such raw materials or components, including the costs to transport such materials or components, the uncertainty of currency fluctuations against the U.S. dollar, increases in labor rates, trade duties or tariffs, and/or the introduction of new and expensive raw materials, could materially adversely affect the Company’s business, financial condition and results of operations.
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
The Company relies on research & development, technical innovation and high‑quality products to successfully compete.
Technical innovation and quality control in the design and manufacturing process is essential to the Company’s commercial success. Research and development play a key role in the Company’s technical innovation and competitive advantage. The Company relies upon experts in various fields to develop and test cutting edge performance products. While the Company believes it is at the forefront of golf equipment innovation, if the Company fails to continue to introduce technical innovation in its products, consumer demand for its products could decline, and if the Company experiences problems with the quality of its products, the Company may incur substantial expense to remedy the problems, any of which could materially adversely affect its business, financial condition and results of operations.
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
Cyber-attacks, unauthorized access to, or accidental disclosure of, consumer personally-identifiable information including credit card information, that the Company collects through its websites may result in significant expense and negatively impact the Company's reputation and business.
There is heightened concern and awareness over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. While the Company has implemented security measures, the Company’s computer systems may nevertheless be susceptible to electronic or physical computer break-ins, viruses and other disruptions and security compromises. Any perceived or actual unauthorized or inadvertent disclosure of personally-identifiable information, whether through a compromise of the Company’s network by an unauthorized party, employee theft, misuse or error or otherwise, could harm the Company’s reputation, impair the Company’s ability to attract website visitors, or subject the Company to claims or litigation arising from damages suffered by consumers, and adversely affect the Company’s operations, financial performance and condition.
Risks Related to Regulations
Regulations related to “conflict minerals” require the Company to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing the Company’s products.
The Commission's rules require disclosure related to sourcing of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The rules require companies to, under specified circumstances, undertake due diligence, disclose and report whether or not such minerals originated from the Democratic Republic of Congo or an adjoining country. The Company’s products may contain some of the specified minerals. As a result, the Company incurs additional expenses in connection with complying with the rules, including with respect to any due diligence that is required under the rules. In addition, the Commission's implementation of the rules could adversely affect the sourcing, supply and pricing of materials used in the Company’s products. There may only be a limited number of suppliers offering “conflict free” conflict minerals, and the Company cannot be certain that it will be able to obtain necessary “conflict free” minerals from such suppliers in sufficient quantities or at competitive prices. Because the Company’s supply chain is complex, the Company may also not be able to sufficiently verify the origins of the relevant minerals used in the Company’s products through the due diligence procedures that the Company implements, which may harm the Company’s reputation.

The Company could be adversely affected by any violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, and other foreign anti-bribery laws.
The FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Other countries in which the Company operates also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities, and others (e.g., the FCPA and the U.K. Bribery Act) extend their application to activities outside of their country of origin. The Company’s policies mandate compliance with all applicable anti-bribery laws. In certain regions of the world, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, the Company may conduct business in certain regions through intermediaries over whom the Company has less direct control, such as subcontractors, agents, and partners (such as joint venture partners). Although the Company has implemented policies, procedures, and, in certain cases, contractual arrangements designed to facilitate compliance with these anti-bribery laws, the Company’s officers, directors, associates, subcontractors, agents, and partners may take actions in violation of the Company’s policies, procedures, contractual arrangements, and anti-bribery laws. Any such violation, even if prohibited by the Company’s policies, could subject the Company and such persons to criminal and/or civil penalties or other sanctions, which could have a material adverse effect on the Company’s business, financial condition, cash flows, and reputation.
The Company is subject to environmental, health and safety laws and regulations, which could subject the Company to liabilities, increase its costs or restrict its operations in the future.
The Company’s properties and operations are subject to a number of environmental, health and safety laws and regulations in each of the jurisdictions in which the Company operates. These laws and regulations govern, among other things, air emissions, water discharges, handling and disposal of solid and hazardous substances and wastes, soil and groundwater contamination and employee health and safety. The Company’s failure to comply with such environmental, health and safety laws and regulations could result in substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions.
The Company may also be subject to liability for environmental investigations and cleanups, including at properties that the Company currently or previously owned or operated, even if such contamination was not caused by the Company, and the Company may face claims alleging harm to health or property or natural resource damages arising out of contamination or exposure to hazardous substances. The Company may also be subject to similar liabilities and claims in connection with locations at which hazardous substances or wastes the Company has generated have been stored, treated, otherwise managed, or disposed. Environmental conditions at or related to the Company’s current or former properties or operations, and/or the costs of complying with current or future environmental, health and safety requirements (which have become more stringent and complex over time) could materially adversely affect the Company’s business, financial condition and results of operations.
Changes in, or any failure to comply with, privacy laws, regulations, and standards may adversely affect the Company’s business.
Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions in which the Company operates. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Furthermore, federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, all of which may be subject to invalidation by relevant foreign judicial bodies. Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. Internationally, many jurisdictions in which the Company operates have established their own data security and privacy legal framework with which the Company or its customers must comply, including but not limited to, the Data Protection Directive established in the European Union (the "EU") and data protection legislation of the individual member states subject to such directive. The Data Protection Directive will be replaced in 2018 with the pending European General Data Protection Regulation, which will impose additional obligations, penalties and risk upon the Company’s business. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to the Company. Any inability or perceived inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional cost and liability to the Company, damage its reputation and adversely affect its business.

Other Risks
Significant developments stemming from the U.K.’s decision to withdraw from the European Union could have a material adverse effect on the Company.
The United Kingdom has voted in favor of leaving the EU, and such withdrawal (commonly referred to as “Brexit”) is scheduled to take effect over the next two years. This decision has created political and economic uncertainty, particularly in the United Kingdom and the EU, and this uncertainty may last for several years. The Company's business in the United Kingdom, the EU, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of Brexit. The pending withdrawal and its possible future consequences have caused and may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect the Company's operating results and growth prospects, or result in a further strengthening of the U.S. dollar which would also adversely affect the Company's reported operating results.
Changes in tax laws and unanticipated tax liabilities could adversely affect the Company's effective income tax rate and profitability.
The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Although the Tax Act enacted in December 2017 lowered the U.S. corporate income tax rate, the Company's effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-US earnings for which the Company has not previously provided for U.S. taxes. The Company regularly assesses all of these matters to determine the adequacy of its tax provision, which is subject to significant discretion.
The Tax Act is unclear in certain respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (IRS), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. The Company is still evaluating certain provisions included in the Tax Act and therefore not completed its full assessment. As such, there may be material adverse effects resulting from the Tax Act that the Company has not yet identified.
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
The Company’s obligations and certain financial covenants contained under its existing credit facilities expose it to risks that could materially and adversely affect its liquidity, business, operating results, financial condition and limit the Company’s flexibility in operating its business, including the ability to make any dividend or other payments on its capital stock.
The Company’s primary credit facility is a senior secured asset-based revolving credit facility (as amended, the “ABL Facility”), comprised of a U.S. facility, a Canadian facility and a United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), the Company's intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Canada and the United Kingdom. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business, and increases and decreases with the changes in the Company's inventory and account receivable balances.
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
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for the Company’s products, foreign currency exchange rates and other risks and uncertainties applicable to the Company and its business. No assurances can be given that the Company will be able to generate sufficient operating cash flows in the future or maintain or grow its existing cash balances. If the Company is unable to generate sufficient cash flows to fund its business due to a further decline in sales or otherwise and is unable to reduce its manufacturing costs and operating expenses to offset such decline, the Company will need to increase its reliance on its credit facilities for needed liquidity. If its credit facilities are not then available or sufficient and the Company is not able to secure alternative financing arrangements, the Company’s future operations would be materially, adversely affected.
The Company may need to raise additional funds from time to time through public or private debt or equity financings in order to execute its growth strategy.
The Company may need to raise additional funds from time to time in order to take advantage of opportunities, including the expansion of its business or the acquisition of complementary products, technologies or businesses; develop new products; or respond to competitive pressures. Any additional capital raised through the sale of equity or securities convertible into equity will dilute the percentage ownership of holders of the Company’s common stock. Capital raised through debt financing would require the Company to make periodic interest payments and may impose restrictive covenants on the conduct of its business. Furthermore, additional financings may not be available on terms economically favorable to the Company, or at all, especially during periods of adverse economic conditions, which could make it more difficult or impossible for the Company to obtain funding for the operation of its business, for making additional investments in product development and for repaying outstanding indebtedness. A failure to obtain any necessary additional funding could prevent the Company from making expenditures that may be required to grow its business or maintain its operations.
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
The Company’s insurance policies may not provide adequate levels of coverage against all claims and the Company may incur losses that are not covered by its insurance.
The Company maintains insurance of the type and in amounts that the Company believes is commercially reasonable and that is available to businesses in its industry. The Company carries various types of insurance, including general liability, auto liability, workers’ compensation and excess umbrella, from highly rated insurance carriers. Market forces beyond the Company’s control could limit the scope of the insurance coverage that the Company can obtain in the future or restrict its ability to buy insurance coverage at reasonable rates. The Company cannot predict the level of the premiums that the Company may be required to pay for subsequent insurance coverage, the level of any deductible and/or self‑insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks. In the event of a substantial loss, the insurance coverage that the Company carries may not be sufficient to compensate the Company for the losses the Company incurs or any costs the Company is responsible for.
Goodwill and intangible assets represent a significant portion of the Company’s total assets, and any impairment of these assets could negatively impact the Company's results of operations and shareholders’ equity.
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
If the Company’s estimates or judgments relating to its critical accounting policies prove to be incorrect, its financial condition and results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, as discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 7. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing the Company’s consolidated financial statements include those related to revenue recognition; allowance for doubtful accounts; inventories; long-lived assets, goodwill and non-amortizing intangible assets; warranty policy; income taxes and provisional estimates due to the Tax Act enacted in December 2017; share-based compensation; and foreign currency translation. The Company’s financial condition and results of operations may be adversely affected if its assumptions change or if actual circumstances differ from those in its assumptions, which could cause its results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of its common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2.    Properties
The Company and its subsidiaries conduct operations in both owned and leased properties. The Company's principal properties include executive offices, golf club assembly, golf ball manufacturing, warehousing and distribution, and sales offices.
Principal Corporate Offices
The Company’s principal executive offices are located in Carlsbad, California. The Company owns two buildings comprised of approximately 269,000 square feet of space that are utilized in its Carlsbad operations, which include the Company's corporate offices, research and development and pro-tour club assembly, warehousing and distribution, in addition to the Company’s performance center.
The Company leases a facility in Huntington Beach, California comprised of approximately 86,000 square feet that is utilized for the operations of TravisMathew, which include corporate offices, warehousing and distribution of apparel. The lease term for this facility expires in January 2024.

Golf Club and Golf Ball Manufacturing, Warehousing and Distribution facilities

•	The Company leases its golf ball manufacturing plant in Chicopee, Massachusetts comprised of approximately 293,000 square feet. The lease term for this facility expires in February 2028.

•	The Company leases a golf club manufacturing facility in Monterrey, Mexico comprised of approximately 180,000 square feet. The lease term for this facility expires in May 2025.

•	The Company leases a distribution center in Roanoke, Texas comprised of approximately 202,000 square feet. The lease term for this facility expires in September 2020.

•	The Company also leases a distribution center in Swindon, England comprised of approximately 101,000 square feet. The lease term for this facility expires in December 2025.
Sales Offices
The Company owns and leases additional properties domestically and internationally, totaling approximately 366,000 square feet of space, including properties in the United States, Australia, Canada, Japan, Korea, the United Kingdom, China, and India. The Company’s operations at each of these properties includes to some extent activities related to the distribution and sale of the Company’s Golf Club and Golf Ball and Gear, Accessories and Other products.
The Company also has retail stores for its TravisMathew brand in Scottsdale, Arizona, La Jolla, California, Los Angeles, California and Newport Beach, California, comprised of a total of approximately 8,000 square feet. The lease terms for these facilities expire between June 2023 and September 2026.
Item 3.    Legal Proceedings
The information set forth in Note 11 “Commitments & Contingencies,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated herein by this reference.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its common stock is “ELY.” As of January 31, 2018, the number of holders of record of the Company’s common stock was 5,236. The following table sets forth the range of high and low per share sales prices of the Company’s common stock and per share dividends for the periods indicated.

	Year Ended December 31,
	2017			2016
Period:	High	Low	Dividend	High	Low	Dividend
First Quarter	$12.00	$9.93	$0.01	$9.62	$8.27	$0.01
Second Quarter	$13.35	$10.93	$0.01	$10.58	$9.09	$0.01
Third Quarter	$14.49	$12.36	$0.01	$11.80	$10.19	$0.01
Fourth Quarter	$15.63	$13.60	$0.01	$12.50	$9.96	$0.01
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

Performance Graph
The following graph presents a comparison of the cumulative total shareholder return of the Company’s common stock since December 31, 2012 to two indices: the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 600 Smallcap Index (“S&P 600”). The S&P 500 tracks the aggregate price performance of equity securities of 500 large-cap companies that are actively traded in the United States, and is considered to be a leading indicator of U.S. equity securities. The S&P 600 is a market value-weighted index that tracks the aggregate price performance of equity securities from a broad range of small-cap stocks traded in the United States. The graph assumes an initial investment of $100 at December 31, 2012 and reinvestment of all dividends in ELY stock on the dividend payable date.

	2012	2013	2014	2015	2016	2017
Callaway Golf (NYSE: ELY)	$100.00	$118.55	$145.08	$168.85	$168.89	$214.70
S&P 500	$100.00	$129.60	$144.36	$143.31	$156.98	$187.47
S&P 600 Smallcap	$100.00	$139.60	$145.80	$140.90	$175.77	$196.38
The Callaway Golf Company cumulative total shareholder return is based upon the closing prices of Callaway Golf Company common stock on December 31, 2012, 2013, 2014, 2015, 2016 and 2017 of $6.50, $8.43, $7.70, $9.42, $10.96 and $13.93, respectively.
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

The table below summarizes the Company's share repurchases during the fourth quarter of 2017.

	Three Months Ended December 31, 2017
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
October 1, 2017—October 31, 2017	3,472	$14.79	3,472	$25,353,111
November 1, 2017—November 30, 2017	—	$—	—	$25,353,111
December 1, 2017—December 31, 2017	6,178	$14.12	6,178	$25,265,877
Total	9,650	$28.91	9,650	$25,265,877

During 2017, the Company repurchased approximately 1,536,000 shares of its common stock under the 2014 repurchase program at an average cost per share of $10.82 for a total cost of $16.6 million. Included in these amounts are $6.6 million of shares the Company withheld to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2017, the total amount remaining under the repurchase authorization was $25.3 million.
Item 6.    Selected Financial Data
The following statements of operations data and balance sheet data for the five years ended December 31, 2017 were derived from the Company’s audited consolidated financial statements. Consolidated balance sheets at December 31, 2017 and 2016 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2017 and notes thereto appear elsewhere in this report. The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information.

	Years Ended December 31,
	2017(1)(2)(4)	2016(3)(4)(5)	2015(6)	2014(6)	2013(6)(8)
Statement of Operations Data:	(In thousands, except per share data)
Net sales	$1,048,736	$871,192	$843,794	$886,945	$842,801
Cost of sales	568,288	486,181	486,161	529,019	528,043
Gross profit	480,448	385,011	357,633	357,926	314,758
Selling, general and administrative expenses	365,043	307,525	297,477	295,893	294,583
Research and development expenses	36,568	33,318	33,213	31,285	30,937
Income (loss) from operations	78,837	44,168	26,943	30,748	(10,762)
Interest income	454	621	388	438	558
Interest expense	(4,365)	(2,368)	(8,733)	(9,499)	(9,123)
Gain on sale of investments in golf-related ventures	—	17,662	—	—	—
Other income (expense), net	(6,871)	(1,690)	1,465	(48)	6,005
Income (loss) before income taxes	68,055	58,393	20,063	21,639	(13,322)
Income tax (benefit) provision	26,388	(132,561)	5,495	5,631	5,599
Net income (loss)	41,667	190,954	14,568	16,008	(18,921)
Dividends on convertible preferred stock	—	—	—	—	3,332
Less: Net income attributable to non-controlling interests	861	1,054	—	—	—
Net income (loss) allocable to common shareholders	$40,806	$189,900	$14,568	$16,008	$(22,253)
Earnings (loss) per common share:
Basic	$0.43	$2.02	$0.18	$0.21	$(0.31)
Diluted	$0.42	$1.98	$0.17	$0.20	$(0.31)
Dividends paid per common share	$0.04	$0.04	$0.04	$0.04	$0.04

	December 31,
	2017(1)(2)(4)	2016(3)(4)(5)(7)	2015(6)(7)	2014(6)	2013(6)(8)
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$85,674	$125,975	$49,801	$37,635	$36,793
Working capital	$151,610	$273,571	$212,851	$199,905	$195,407
Total assets	$991,157	$801,282	$631,224	$624,811	$663,863
Long-term liabilities	$17,408	$5,828	$39,643	$149,149	$153,048
Total Callaway Golf Company shareholders’ equity	$649,631	$598,906	$412,945	$291,534	$284,619

(1)
In 2017, the Company completed the acquisitions of OGIO and TravisMathew. The Company's consolidated statement of operations includes the recognition of $3.1 million and $2.4 million in one-time transaction costs for OGIO and TravisMathew, respectively. The Company's consolidated balance sheet includes the addition of $66.0 million and $124.6 million in total net assets related to OGIO and TravisMathew, respectively.

(2)
On December 22, 2017, the Tax Act was enacted into legislation, which includes a broad range of provisions affecting businesses. The Tax Act significantly revises how companies compute their U.S corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Pursuant to the Tax Act, the Company recorded net tax expense of $7.5 million, which was comprised of $11.1 million of income tax expense related to the revaluation of deferred tax assets, partially offset by a tax benefit of $3.6 million as a result of the mandatory deemed repatriation on earnings and profits of U.S.-owned foreign subsidiaries. For further discussion see Note 10 "Income Taxes" in the Notes to the Consolidated Financial Statements in this Form 10-K.

(3)
The Company's tax provision, total assets and long-term liabilities were significantly impacted in 2016 by the reversal of the Company's valuation allowance on its U.S. deferred tax assets. In the fourth quarter of 2016, the Company performed an analysis to determine the realization of its deferred tax assets and concluded that it was more likely than not that the majority of its U.S. deferred tax assets will be realized, which resulted in a one-time, non-cash benefit of $156.6 million related to the reversal of the Company's valuation allowance on its U.S. deferred tax assets. This reversal was partially offset by the recognition of $16.0 million in income taxes that were retroactive for all of 2016 on the Company's U.S. business. For further discussion see Note 10 "Income Taxes" in the Notes to the Consolidated Financial Statements in this Form 10-K.

(4)
In July 2016, the Company contributed $10.6 million, primarily in cash, for a 52% ownership of the new joint venture, Callaway Apparel K.K. (see Note 8 "Joint Venture" in the Notes to the Consolidated Financial Statements in this Form 10-K). The Company is required to consolidate the financial results of the joint venture and, as a result, the Company recorded net income attributable to the non-controlling interest of $0.9 million and $1.1 million in its consolidated statement of operations during the years ended December 31, 2017 and 2016, respectively. The Company recognized a non-controlling interest of $9.7 million at both December 31, 2017 and 2016 in its consolidated balance sheets and consolidated statements of shareholders' equity.

(5)
In April 2016, the Company sold approximately 10.0% or $5.8 million (on a cost basis) of its preferred shares in Topgolf for $23.4 million, and recognized a gain of approximately $17.7 million in other income (expense) during the second quarter of 2016. See Note 7 "Investments" in the Notes to the Consolidated Financial Statements in this Form 10-K.

(6)
In August 2012, the Company issued $112.5 million of 3.75% Convertible Senior Notes (the “convertible notes”) in exchange for cash and 0.6 million shares of the Company’s then-outstanding 7.50% Series B Cumulative Perpetual Convertible Preferred Stock in separate, privately negotiated exchange transactions. During the second half of 2015, the convertible notes were eliminated pursuant to certain exchange transactions and shareholder conversions, which resulted, among other things, in the issuance of approximately 15.0 million shares of common stock to the note holders (see Note 4 “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K). In connection with the elimination of the convertible notes and the issuance of the 15.0 million shares of common stock, the Company recorded $109.0 million in shareholders' equity as of December 31, 2015, net of the outstanding discount of $3.4 million. The Company recognized interest expense of $3.2 million, $5.0 million and $4.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(7)
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

(8)
The Company’s operating statements for the year ended December 31, 2013 include pre-tax charges of $16.6 million in connection with the Company's cost-reduction initiatives that were announced in July 2012. As a result of these initiatives, in 2012, the Company recorded related decreases in working capital and total assets from the impairment of certain intangible assets including goodwill, as well as the write-off of certain long-lived assets and inventory.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the section “Important Notice to Investors Regarding Forward-Looking Statements” that appear elsewhere in this report.
`Critical Accounting Policies and Estimates
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
Revenue Recognition
Through December 31, 2017, the Company accounted for revenue recognition in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Beginning on January 1, 2018, the Company will account for revenue recognition under Topic 606, "Revenue from Contracts with Customers," which will accelerate the timing of certain sales promotions and price concessions that the Company offers to its retailers to earlier in the product life cycle. For further discussion of Topic 606, see Note 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Form 10-K.
In accordance with Topic 605, sales are recognized, in general, as products are shipped to customers, net of an allowance for sales returns and accruals for sales programs. In certain cases, the Company recognizes sales when products are received by customers. The Company records a reserve for anticipated returns through a reduction of sales and cost of sales in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. In addition, from time to time, the Company offers sales programs that allow for specific returns. The Company records a reserve for anticipated returns related to these sales programs based on the terms of the sales program. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance for sales returns. However, if the actual costs of sales returns are significantly different than the recorded estimated allowance, the Company may be exposed to losses or gains that could be material. Assuming there had been a 10% increase over the recorded estimated allowance for 2017 sales returns, pre-tax income for the year ended December 31, 2017 would have decreased by approximately $1.5 million.
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

Revenues from gift cards are deferred and recognized when the cards are redeemed. In addition, the Company recognizes revenue from unredeemed gift cards when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. The Company’s gift cards have no expiration date. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. The deferred revenue associated with outstanding gift cards was $1.0 million and $1.3 million at December 31, 2017 and 2016, respectively.
Allowance for Doubtful Accounts
The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. If the actual uncollected amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly adversely affected. Assuming there had been a 10% increase in uncollectible accounts over the 2017 recorded estimated allowance for doubtful accounts, pre-tax income for the year ended December 31, 2017 would have decreased by approximately $0.4 million.
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
The calculation of the Company’s allowance for obsolete or unmarketable inventory requires management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand and pricing, regulatory (USGA and R&A) rule changes, the promotional environment and technological obsolescence. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, the Company may need to increase its inventory allowance, which could significantly adversely affect the Company’s operating results. Assuming there had been a 10% increase in obsolete or unmarketable inventory over the 2017 recorded estimated allowance for obsolete or unmarketable inventory, pre-tax income for the year ended December 31, 2017 would have decreased by approximately $1.4 million.
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
The Company uses its best judgment based on current facts and circumstances related to its business when making these estimates. However, if actual results are not consistent with the Company’s estimates and assumptions used in calculating future cash flows and asset fair values, the Company may be exposed to losses that could be material. The Company completed its annual impairment test and fair value analysis of goodwill and other indefinite-lived intangible assets as of December 31, 2017, and the estimated fair values of the Company’s reporting units, as well as the estimated fair values of certain trade names and trademarks, significantly exceeded their carrying values. As a result, no impairment was recorded as of December 31, 2017.
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
Historically, the Company’s actual warranty claims have not been materially different from management’s original estimated warranty obligation. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the warranty obligation. However, if the number of actual warranty claims or the cost of satisfying warranty claims were to significantly exceed the estimated warranty reserve, the Company may be exposed to losses that could be material. Assuming there had been a 10% increase in warranty claims over the 2017 recorded estimated allowance for warranty obligations, pre-tax income for the year ended December 31, 2017 would have decreased by approximately $0.7 million.
Income Taxes
Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to ASC Topic 740, "Income Taxes," and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. The Company maintains a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax asset will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions. In 2011, as a result of this evaluation, the Company recorded a valuation allowance against its U.S. deferred tax assets. During the fourth quarter of 2016, the Company reversed a significant portion of the valuation allowance on those deferred tax assets. For further discussion see Note 10 “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). Shortly after the Tax Act was enacted, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which should not extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with SAB 118, the Company must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete.
To the extent that the Company’s accounting for certain income tax effects of the Tax Act is incomplete, the Company can determine a reasonable estimate for those effects and record a provisional estimate in the consolidated financial statements in the first reporting period in which a reasonable estimate can be determined. If the Company cannot determine a provisional estimate to be included in the consolidated financial statements, the Company should continue to apply ASC Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. If the Company is unable to provide a reasonable estimate of the impacts of the Tax Act in a reporting period, a provisional amount must be recorded in the first reporting period in which a reasonable estimate can be determined. For further information, see Note 10 “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.
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
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with GAAP, the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. This non-GAAP information includes certain of the Company's financial results without transaction costs and transition costs associated with the OGIO and TravisMathew acquisitions as well as the impact of the new tax legislation for the year ended December 31, 2017, and excludes the effects of the reversal of the deferred tax valuation allowance and the gain on the sale of a portion of the Company's Topgolf investment for the year ended December 31, 2016. In addition, non-GAAP information includes certain of the Company’s financial results on a constant currency basis for the comparative years ended December 31, 2016 and 2015. This constant currency information estimates what the Company’s financial results would have been without changes in foreign currency exchange rates. This information is calculated by taking the local currency results for 2016 and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. It does not include any other effect of changes in foreign currency rates on the Company’s results or business.
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
The Company designs, manufactures and sells high quality golf clubs, golf balls, golf bags and other golf-related accessories. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company designs golf products for golfers of all skill levels, both amateur and professional. In January 2017, the Company completed the acquisition of OGIO, a leading manufacturer of high quality bags, accessories and apparel in the golf and lifestyle categories, and in August 2017, the Company completed the acquisition of TravisMathew, a golf and lifestyle apparel company. The primary reason for these acquisitions was to enhance the Company's presence in golf while also providing a platform for future growth in the lifestyle category.
Operating Segments
As a result of the Company's apparel joint venture in Japan established in July 2016, as well as the Company's acquisition of OGIO in January 2017, the Company reassessed its operating segments during the first quarter of 2017. With the addition of the apparel joint venture and OGIO acquisition, the Company anticipates generating significant growth within its accessories and other product category that was previously included within the Company's Golf Clubs segment. As a result, and based on the Company's assessment, as of January 1, 2017 the Company began including sales generated from golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, OGIO branded gear and accessories, retail apparel sales from the Company's joint venture in Japan, TravisMathew branded apparel, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products in the Gear, Accessories and Other operating segment. The Golf Clubs segment now consists of Callaway Golf woods, hybrids, irons and wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets and sales of pre-owned golf clubs. At the product category level, sales of packaged sets are included within irons, and sales of pre-owned golf clubs are included in the respective woods, irons and putters product categories. Prior year amounts have been reclassified to reflect these changes. The Golf Balls segment continues to consist of Callaway Golf and Strata golf balls that are designed, manufactured and sold by the Company. As discussed in Note 17 “Segment Information” in the Notes to Consolidated Financial Statements in this Form 10-K, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.
Cost of Sales
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. As a result of the actions taken to improve manufacturing efficiencies, over 85% of the Company's manufacturing costs, primarily material and component costs, are variable in nature and fluctuate with sales volumes. With respect to the Company's operating segments, variable costs as a percentage of cost of sales range between 85% to 95% for Golf Clubs and 75% to 85% for Golf Balls. Variable costs for Gear, Accessories and Other are generally greater than 95% as fewer fixed costs are used in the manufacturing of the Company's soft goods products. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Years Ended December 31, 2017 and 2016—Segment Profitability" and "Years Ended December 31, 2016 and 2015—Segment Profitability" below for further discussion of gross margins.
Seasonality
Golf Club and Golf Balls
In most of the regions where the Company conducts business, the game of golf is played primarily on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of the Company’s on-course customers closing for the cold weather months. The Company’s golf club and golf ball businesses are therefore subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its golf club and golf ball products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. The Company’s second-quarter sales are significantly affected by the amount of reorder business of the products sold during the first quarter. The Company’s third-quarter sales are generally dependent on reorder business but can also include smaller new product launches, typically resulting in lower sales than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. The Company’s fourth-quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key regions. However, third-quarter sales can be affected by a mid-year product launch, and fourth-quarter sales can be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter-to-quarter fluctuations, can be affected by many factors, including the timing of new product introductions as well as weather conditions. In general, because of this seasonality, a majority of the Company’s sales from its Golf Clubs and Golf Balls operating segments and most, if not all, of its profitability from these segments generally occurs during the first half of the year.
Gear, Accessories and Other
Sales of the Company's gear and accessories historically followed the golf clubs and golf balls seasonality, where most of the sales and profitability occurred during the first half of the year. With the Company's addition of the Japan apparel joint venture and the acquisition of OGIO as discussed above, the Company's seasonality shifted to the second half of the year as these businesses generate higher sales in the third and fourth quarters during the winter apparel season in Japan, and during the holiday season in the United States when sales of OGIO branded products are higher. Sales of the recently acquired TravisMathew brand of apparel and accessories are expected to be higher during the first half of the year, when the golf season is at its peak.
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
Executive Summary
In comparing the Company’s results for 2017 to the prior year, the following factors affect the year-over-year comparisons:

•	The Company’s results for 2017 include transaction and transition expenses of $11.3 million related to the OGIO and TravisMathew acquisitions completed in January 2017 and August 2017, respectively.

•	The Company’s results for 2016 include a pre-tax gain of $17.7 million from the sale of approximately 10% of the Company's investment in Topgolf. There was no such sale or gain in 2017.

•
The Company’s results of operations for 2017 include the operating results from the OGIO and TravisMathew businesses, which are incremental to the results in the comparative periods of 2016. In addition, the Company’s results of operations for 2017 include the incremental operating results from the apparel joint venture in Japan, which was established in July 2016. The Company’s results of operations for 2016 only include the joint venture’s operating results beginning in the third quarter.

•
In the fourth quarter of 2016, the Company reversed a significant portion of the valuation allowance that was established on its U.S. deferred tax assets, and recognized a one-time income tax benefit of $156.6 million. As a result of this reversal, in 2017, the Company recognized a non-recurring, non-cash tax benefit of $4.1 million related to taxes on intercompany transactions.

•
In December 2017, the U.S. government enacted the Tax Act into legislation. As a result of the Tax Act, the Company recognized income tax expense of $7.5 million in the fourth quarter of 2017 (see further discussion below in the results of operations for the years ended December 31, 2017 and 2016).

•
Beginning in January 2017, the Company began reporting three operating segments (namely, Golf Clubs, Golf Balls and Gear, Accessories and Other) as opposed to the two operating segments reported in 2016 (namely, Golf Clubs and Golf Balls). For comparison purposes, the 2016 results have been reclassified to reflect the current year operating segment presentation.

The Company’s results for 2017 reflect its continued brand momentum and increased hard goods market share, as well as increased sales in all operating segments and in all major reporting geographic regions. Net sales for 2017 increased by $177.5 million or 20.4% to $1,048.7 million compared to 2016. This increase is attributable to the strength of the Company’s 2017 product line, including the continued success of the current year Epic line of products, increased golf ball sales, including the new Chrome Soft X ball, and increased sales of gear and accessories as a result of the OGIO and TravisMathew acquisitions and the new apparel joint venture in Japan.
The Company’s gross margin improved 160 basis points to 45.8% in 2017 compared to 2016. This improvement was primarily due to a favorable shift in product mix toward the higher margin Epic line of woods and irons combined with an overall increase in average selling prices. Gross margin for 2017 also included the favorable impact of less discounting and lower promotional activity compared to 2016. This increase was partially offset by an increase in club component costs due to the higher cost materials and technology incorporated into current year products.
Operating expenses increased $60.8 million or 17.8% to $401.6 million in 2017 compared to 2016 primarily due to higher variable expenses resulting from the increase in net sales period over period, the consolidation of the newly acquired OGIO and TravisMathew businesses in 2017 including $8.8 million of non-recurring transaction and transition expenses related to these acquisitions, and incremental operating expenses from the apparel joint venture in Japan.

In 2016, the Company completed the sale of a small portion of its preferred shares of Topgolf for total proceeds of $23.4 million, and recognized a pre-tax gain of $17.7 million.
The provision for income taxes increased by $158.9 million to $26.4 million in 2017 compared to 2016. This increase reflects the reversal of a significant portion of the valuation allowance on the Company's U.S. deferred tax assets of $156.6 million in the fourth quarter of 2016. The income tax provision for 2017 includes income tax expense of $7.5 million as a result of the newly enacted Tax Act. This was partially offset by a non-recurring, non-cash tax benefit of $4.1 million related to taxes on intercompany transactions resulting from the 2016 release of the valuation allowance against the Company’s U.S. deferred tax assets.
Net income decreased $149.1 million or 78.5% to $40.8 million in 2017 compared to 2016, and diluted earnings per share decreased by $1.56 or 78.8% to $0.42. On a non-GAAP basis, excluding the acquisition costs and the impact of the Tax Act in 2017, and the Topgolf gain and the reversal of the valuation allowance in 2016, the Company's net income and diluted earnings per share for 2017 would have increased by $28.5 million to $51.3 million and by $0.29 to $0.53, respectively, compared to 2016.
Years Ended December 31, 2017 and 2016
Net sales for the year ended December 31, 2017 increased $177.5 million (20.4%) to $1,048.7 million compared to $871.2 million for the year ended December 31, 2016. This improvement was driven by an increase in net sales in all three of the Company's operating segments. The increase in gear, accessories and other was largely due to the Company's newly acquired businesses, OGIO and TravisMathew, and the Company's apparel joint venture in Japan which contributed to incremental sales of bags, accessories and apparel in the golf and lifestyle categories. The increase in net sales in the Golf Clubs and Golf Balls operating segments was driven by the success of the Epic line of drivers and fairway woods and the Supersoft and Chrome Soft lines of golf balls, respectively.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Years Ended December 31,		Growth
	2017	2016	Dollars	Percent
Net sales:
Golf Clubs	$643.1	$582.4	$60.7	10.4%
Golf Balls	162.5	152.3	10.2	6.7%
Gear, Accessories and Other	243.1	136.5	106.6	78.1%
	$1,048.7	$871.2	$177.5	20.4%
For further discussion of each operating segment’s results, see "Operating Segment Results for the Years Ended December 31, 2017 and 2016" below.
Net sales information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2017	2016	Dollars	Percent
Net sales:
United States	$566.4	$447.6	$118.8	26.5%
Europe	139.5	122.8	16.7	13.6%
Japan	199.3	170.8	28.5	16.7%
Rest of Asia	76.5	67.1	9.4	14.0%
Other foreign countries	67.0	62.9	4.1	6.5%
	$1,048.7	$871.2	$177.5	20.4%
Net sales in the United States increased $118.8 million (26.5%) to $566.4 million during 2017 compared to $447.6 million in 2016, primarily due to the continued success of the Company's new Epic line of drivers and fairway woods, combined with increased sales of bags, gear and apparel due to the Company's acquisition of Ogio and TravisMathew during the current year. The Company’s sales in regions outside of the United States increased $58.8 million (13.9%) to $482.4 million in 2017 compared to $423.6 million in 2016, primarily due to the formation of the Company's apparel joint venture in Japan beginning in the third quarter of 2016 combined with the continued success of the Company's Epic line of woods and irons. Foreign currency exchange rates had an unfavorable impact of $9.9 million on the Company's net sales denominated in foreign currencies.
Gross profit increased $95.4 million to $480.4 million in 2017 from $385.0 million in 2016. Gross profit as a percent of net sales ("gross margin") increased 160 basis points to 45.8% in 2017 from 44.2% in 2016. The increase in gross margin was primarily due to a 410 basis point favorable shift in price and product mix in the woods product category due to the success of the current year Epic drivers, which have higher margins compared to the XR 16 drivers sold in the prior year, combined with a general increase in average selling prices across most product categories. This increase was partially offset by a decrease of approximately 180 basis points primarily due to (i) an increase in club component costs due to the higher cost of materials and technology incorporated into current year products, (ii) higher freight costs resulting from more air shipments to meet the high demand of the Company's current year products, as well as (iii) the slightly dilutive impact of the Company's newly acquired OGIO and TravisMathew businesses, which in the aggregate had lower gross margins relative to the Company's core business. On a full year basis, the gross margin for the TravisMathew business would be expected to be accretive to the Company's overall gross margin. Foreign currency exchange rates also had an unfavorable impact of approximately 70 basis points on the Company's gross margins during the current year. For a further discussion of gross margin, see "Segment Profitability" below.
Selling expenses increased by $35.3 million to $270.9 million (25.8% of net sales) in 2017 compared to $235.6 million (27.0% of net sales) in 2016. This increase was primarily due to an additional $18.5 million of incremental selling costs resulting from the formation and consolidation of the Company's apparel joint venture in Japan established during the third quarter of 2016, and the acquisitions of OGIO in January 2017 and TravisMathew in August 2017, as well as increases of $8.5 million in marketing and tour expenses, $6.9 million in employee costs due to increases in sales commissions, accrued employee incentive compensation and stock compensation expense, and $1.2 million in travel expenses.
General and administrative expenses increased by $22.2 million to $94.2 million (9.0% of net sales) in 2017 compared to $72.0 million (8.3% of net sales) in 2016. This increase was primarily due to $8.8 million of non-recurring transaction and transition costs incurred in connection with the acquisitions of OGIO and TravisMathew, $9.3 million of incremental general and administrative costs resulting from the consolidation of the Company's new businesses, a $5.7 million increase in employee costs due to increases in accrued employee incentive compensation expense and stock compensation expense, and $1.0 million in legal expenses. These increases were partially offset by a decrease of $1.8 million in bad debt expense.
Research and development expenses increased by $3.3 million to $36.6 million (3.5% of net sales) in 2017 compared to $33.3 million (3.8% of net sales) in 2016, primarily due to a $1.7 million increase in employee costs due to increases in accrued employee incentive compensation expense and stock compensation expense, combined with increases in research expenses and professional fees.
Interest expense increased by $2.0 million to $4.4 million in 2017 compared to $2.4 million in 2016 primarily due to the refinancing of the Company's ABL Credit Facility during the fourth quarter of 2017 (see Note 4 "Financing Arrangements" to the Notes to Consolidated Financial Statements in this Form 10-K).
During 2016, the Company sold approximately 10.0% of its preferred shares in Topgolf for $23.4 million and recognized a $17.7 million gain in other income. See Note 7 “Investments” to the Notes to Consolidated Financial Statements in this Form 10-K.
Other expense, net increased by $5.2 million to $6.9 million in 2017 compared to $1.7 million in 2016 primarily due to an increase in net foreign currency losses from non-designated foreign currency hedging contracts.
The Company recorded an income tax provision of $26.4 million in 2017, compared to an income tax benefit of $132.6 million in 2016. The income tax benefit for 2016 includes a non-cash benefit of $156.6 million related to the reversal of a signification portion of the Company's valuation allowance on its U.S. deferred tax assets. This reversal was partially offset by the recognition of $16.0 million in income taxes that were retroactive for all of 2016 on the Company's earnings in the U.S.
As of December 31, 2017, the Company recorded income tax expense of $7.5 million as a result of the Tax Act, which is comprised of $11.1 million of income tax expense as a result of the re-measurement of deferred tax assets and liabilities at the new lower statutory tax rate of 21%, partially offset by a net tax benefit of $3.6 million as a result of the mandatory deemed repatriation on earnings and profits of U.S.-owned foreign subsidiaries, which generated foreign tax credits in excess of the tax expense recognized on the deemed repatriation. The Company has elected to record the mandatory repatriation and re-measurement of deferred taxes as a provisional amount for the year ended December 31, 2017, which the Company believes is a reasonable estimate in accordance with the Tax Act. However, due to the complexity and considerable amount of changes in tax law, the

Company will adjust its estimates and further refine its tax calculations, if necessary, as changes to interpretations and further guidance around the newly enacted provisions are issued by the Internal Revenue Service. The Company is still evaluating various international provisions included in the Tax Act and has therefore not completed its assessment. These provisions will be effective for the Company beginning on January 1, 2018, and may materially impact the Company’s effective tax rate in future years. For further discussion, see Note 10 "Income Taxes" to the Notes to Consolidated Financial Statements in this Form 10-K.
Net income in 2017 decreased to $40.8 million compared to $191.0 million in 2016. Diluted earnings per share decreased to $0.42 on 96.6 million diluted shares outstanding in 2017 compared to $1.98 on 95.8 million diluted shares outstanding in 2016. On a non-GAAP basis, excluding after-tax acquisition costs of $7.1 million and the impact of the new tax legislation of $3.4 million for the year ended December 31, 2017, and the impact of the reversal of a significant portion of the Company's valuation allowance of $156.6 million and the Topgolf gain of $17.7 million during the year ended December 31, 2016, the Company's net income and diluted earnings per share for 2017 would have increased by $28.5 million or 125% to $51.3 million and by $0.29 or 121% to $0.53 for 2017, respectively, compared to 2016.
The table below presents a reconciliation of the Company's results under GAAP for the years ended December 31, 2017 and 2016, to the Company's non-GAAP results as defined above for the same periods (in millions).

	Year Ended December 31, 2017				Year Ended December 31, 2016
	As Reported	Acquisition Costs(1)	Non-Cash Tax Adjustment(2)	Non-GAAP	As Reported		Release of Tax VA(3)	Topgolf Gain(4)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	$40.8	$(7.1)	$(3.4)	$51.3	$189.9		$156.6	$10.5	$22.8

Diluted earnings (loss) per share	$0.42	$(0.07)	$(0.04)	$0.53	$1.98		$1.63	$0.11	$0.24
Weighted-average shares outstanding	96.6	96.6	96.6	96.6	95.8	95.8	95.8	95.8	95.8

(1)
Represents transaction and transition costs associated with the acquisition of OGIO in January 2017 and transaction costs associated with the acquisition of TravisMathew in August 2017. The income tax benefit of $3.6 million associated with these costs was based on the Company's statutory tax rate for 2017.

(2)
Represents the impact of the Tax Act as discussed above, which resulted in $7.5 million of income tax expense, offset by a non-recurring, non-cash $4.1 million tax benefit related to taxes on intercompany transactions, resulting from the 2016 release of the valuation allowance against the Company’s U.S. deferred tax assets.

(3)	Non-cash tax benefit due to the reversal of a significant portion of the Company's deferred tax valuation allowance in the fourth quarter of 2016.

(4)	Gain recognized on the sale of approximately 10.0% of the Company's investment in Topgolf in the second quarter of 2016.
Operating Segment Results for the Years Ended December 31, 2017 and 2016
Golf Clubs
Golf club sales increased $60.7 million (10.4%) to $643.1 million in 2017 compared to $582.4 million in 2016. This increase was primarily due to the continued success of the current year Epic line of drivers and fairway woods, offset by a decrease in net sales of irons and putters due to the timing of product launches.
Net sales information for the Golf Clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2017	2016	Dollars	Percent
Net sales:
Woods	$307.9	$216.1	$91.8	42.5%
Irons	250.6	278.6	(28.0)	(10.1)%
Putters	84.6	87.7	(3.1)	(3.5)%
	$643.1	$582.4	$60.7	10.4%

Net sales of woods increased $91.8 million (42.5%) to $307.9 million in 2017 compared to 2016, primarily due to a 32.9% improvement in average selling prices and a 7.2% improvement in sales volume. The increase in average selling prices and sales volume was primarily due to the success of the current year Epic line of higher priced premium drivers and fairway woods, which outpaced sales of the lower priced XR 16 line of woods in 2016. In addition, average selling prices were favorably impacted by a decrease in promotional activity year over year. The increase in sales volume was partially offset by a shift in launch timing of the Company's new hybrid products.
Net sales of irons decreased $28.0 million (10.1%) to $250.6 million in 2017 compared to 2016, primarily due to a 15.4% decrease in sales volume, partially offset by a 6.4% increase in average selling prices. The decrease in sales volume was primarily due to the timing of product launches, resulting in fewer irons products launched in 2017 compared to 2016. The increase in average selling prices was primarily due to a favorable shift in product mix resulting from the launch of the premium Epic line of irons in 2017, which have a higher average selling price compared to the lower priced Steelhead XR and XR OS core line of irons launched in the prior year. In addition, average selling prices were favorably impacted by a decrease in promotional activity year over year.
Net sales of putters decreased $3.1 million (3.5%) to $84.6 million in 2017 compared to 2016, primarily due to a 10.2% decline in sales volumes partially offset by a 7.4% increase in average selling prices. The decline in sales volume was primarily due to the timing of product launches which resulted in fewer putter products launched in 2017 compared to 2016. The increase in average selling prices was primarily due to the launch of Odyssey Works line of putters in 2017, which have higher average selling prices compared to the core putter models sold in the prior year, partially offset by an increase in promotional activity year over year.
Golf Balls
Net sales information for the Golf Balls segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2017	2016	Dollars	Percent
Net sales:
Golf balls	$162.5	$152.3	$10.2	6.7%
Net sales of golf balls increased $10.2 million (6.7%) to $162.5 million for in 2017 compared to 2016, primarily due to an 8.7% increase in sales volume with relatively flat average selling prices. The increase in sales volume was primarily due to the success of the Company's new Supersoft and Chrome Soft X golf balls launched in 2017, combined with the continued success of the Chrome Soft golf balls launched in 2016.
Gear, Accessories and Other
Net sales information for the Gear, Accessories and Other segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2017	2016	Dollars	Percent
Net sales:
Gear, accessories and other	$243.1	$136.5	$106.6	78.1%
Net sales of gear, accessories and other increased $106.6 million (78.1%) to $243.1 million in 2017 compared to 2016. This increase was primarily due to incremental sales of gear, accessories and apparel of approximately $100.0 million as a result of the Company's acquisitions of OGIO in January 2017 and TravisMathew in August 2017, and the Company's apparel joint venture in Japan, which was established during the third quarter of 2016. Additionally, sales of Callaway gloves, headwear, and footwear increased in 2017 compared to 2016.

Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2017	2016	Dollars	Percent
Income before income taxes:
Golf clubs	$77.0	$48.5	$28.5	58.8%
Golf balls	26.9	23.9	3.0	12.6%
Gear, accessories and other	30.6	18.2	12.4	68.1%
Reconciling items(1)	(66.4)	(32.2)	(34.2)	106.2%
	$68.1	$58.4	$9.7	16.6%

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items in 2017 compared to 2016 was primarily due to $11.3 million in one-time transaction and transitional costs associated with the acquisitions of OGIO in January 2017 and TravisMathew in August 2017, a $17.7 million gain recognized in the second quarter of 2016 in connection with the sale of approximately 10.0% of the Company's investment in Topgolf, in addition to increases in employee costs, professional fees and legal expenses. For further discussion, see Note 7 “Investments” in the Notes to Consolidated Financial Statements in this Form 10-K.

Pre-tax income in the Company’s Golf Clubs operating segment improved to $77.0 million for 2017 from $48.5 million for 2016. This increase was primarily due to a $43.0 million increase in gross profit (or an increase of 240 basis points in gross margin) partially offset by a $14.4 million increase in operating expenses. The increase in gross margin was primarily due to a favorable shift in price and product mix within the woods product category, combined with an increase in average selling prices across all golf club product categories, which resulted in a positive impact to gross margin of approximately 500 basis points. The favorable shift in price and product mix in the woods product category was due to the success of the Epic line of premium drivers launched in 2017, which have higher margins compared to the XR 16 line of core drivers sold in 2016. This increase in margin was partially offset by an increase in cost of approximately 210 basis points due to an increase in club component costs due to the higher cost materials and technology incorporated into current year products and higher freight costs resulting from more air shipments to meet the high demand of the Company's current year products. The increase in operating expenses was primarily due to increases in marketing expenses, research and development and employee costs.
Pre-tax income in the Company’s Golf Balls operating segment improved to $26.9 million for 2017 from $24.0 million in 2016. This increase was primarily due to a $4.0 million increase in gross profit with relatively flat gross margins year over year, partially offset by a $1.1 million increase in operating expenses.
Pre-tax income in the Company's Gear, Accessories and Other operating segment increased to $30.6 million for 2017 from $18.2 million for 2016. This increase was primarily due to a $48.5 million increase in gross profit, offset by a $36.1 million increase in operating expenses, both due to the incremental sales and expenses from the acquisitions of OGIO in January 2017 and TravisMathew in August 2017, in addition to the Company's apparel joint venture in Japan established during the third quarter of 2016.
Years Ended December 31, 2016 and 2015
Net sales for the year ended December 31, 2016 increased $27.4 million (3.2%) to $871.2 million compared to $843.8 million for the year ended December 31, 2015 primarily due to the Company's completion of its apparel joint venture in Japan during the second quarter of 2016, which has been consolidated with the Company's results since July 1, 2016, resulting in an increase in net sales of accessories and other products. In addition, despite softer than anticipated market conditions in 2016, the Company improved its market share due to the continued strength of its brand, resulting in increased sales in both the Company's Golf Clubs and Golf Balls operating segments. Overall, net sales were favorably impacted by an increase in average selling prices across all product categories, partially offset by a decline in sales volumes. Changes in foreign currency rates were favorable to the Company's net sales in 2016. Had the Company used 2015 foreign currency exchange rates to translate net sales for 2016, the Company's net sales for 2016 would have been lower by 0.9%.

The Company’s net sales by operating segment are presented below (dollars in millions):

	Years Ended December 31,		Growth		Constant Currency Growth vs. 2015
	2016(1)	2015(1)	Dollars	Percent	Percent
Net sales:
Golf clubs	$582.4	$581.5	$0.9	0.2%	(0.4)%
Golf balls	152.3	143.1	9.2	6.4%	6.4%
Gear, accessories and other	136.5	119.2	17.3	14.5%	10.5%
	$871.2	$843.8	$27.4	3.2%	2.3%

(1)
Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017. For further discussion, see Note 17 “Segment Information” in the Notes to Consolidated Financial Statements in this Form 10-K.

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
Interest expense decreased by $6.3 million to $2.4 million for the year ended December 31, 2016 compared to $8.7 million in the comparable period of 2015 primarily due to the savings realized in connection with the retirement of the Company's convertible notes into shares of common stock during the second half of 2015, including the acceleration of debt issuance costs (see Note 4 "Financing Arrangements" to the Notes to Consolidated Financial Statements in this Form 10-K).
During 2016, the Company sold approximately 10.0% of its preferred shares in Topgolf for $23.4 million and recognized a $17.7 million gain in other income. See Note 7 “Investments” to the Notes to Consolidated Financial Statements in this Form 10-K.
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
The Company recorded an income tax benefit of $132.6 million for the year ended December 31, 2016, compared to an income tax provision of $5.5 million in the comparable period of 2015. The income tax benefit for 2016 includes a one-time, non-cash benefit of $156.6 million related to the reversal of a signification portion of the Company's valuation allowance on its U.S. deferred tax assets. This reversal was partially offset by the recognition of $16.0 million in income taxes that were retroactive for all of 2016 on the Company's U.S. business earnings. The Company used an effective U.S. income tax rate that is close to statutory rates to assess the income tax provision on its U.S. business. For further discussion, see Note 10 "Income Taxes" to the Notes to Consolidated Financial Statements in this Form 10-K.
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
Golf Clubs Segment
Golf Club sales increased $0.9 million (0.2%) to $582.4 million in 2016 compared to $581.5 million in 2015. This increase was primarily due to an increase in average selling prices across all product categories, partially offset by a decrease in sales volumes in the woods, irons and putters categories.
Net sales information for the Golf Clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2016(1)	2015(1)	Dollars	Percent
Net sales:
Woods	$216.1	$229.0	$(12.9)	(5.6)%
Irons	278.6	264.5	14.1	5.3%
Putters	87.7	88.0	(0.3)	(0.3)%
	$582.4	$581.5	$0.9	0.2%

(1)
Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017. For further discussion, see Note 17 “Segment Information” in the Notes to Consolidated Financial Statements in this Form 10-K.

Net sales of woods decreased $12.9 million (5.6%) to $216.1 million for the year ended December 31, 2016 compared to the prior year, primarily due to a 8.4% decline in sales volumes partially offset by a 3.0% increase in average selling prices. The decline in sales volumes was primarily due to a shift in launch timing resulting in fewer woods products launched during 2016 compared to the prior year. The increase in average selling prices was primarily due to a price increase on the Company's XR 16 drivers and fairway woods launched in 2016, relative to the XR woods launched in the prior year.
Net sales of irons increased $14.1 million (5.3%) to $278.6 million for the year ended December 31, 2016 compared to the prior year, primarily due to a 6.8% increase in average selling prices, partially offset by a 1.4% decline in sales volumes. The increase in average selling prices was primarily due to a full year of sales of the more premium APEX irons which were launched during the fourth quarter of 2015, combined with an increase in average selling prices of wedges resulting from price reductions taken in the prior year on the Mac Daddy 2 wedges in anticipation of the MD3 launch, in addition to an increase in sales of packaged sets. This increase was partially offset by an increase in promotional activity in 2016 related to reduced prices on the Company's XR irons which were in the second year of their product life cycle. The slight decline in sales volumes related to a decline in unit sales of wedges due to the full launch of the MD3 wedges in 2015 compared to the more limited launches of the X Series and MD Forged wedges in 2016.
Net sales of putters decreased $0.3 million (0.3%) to $87.7 million for the year December 31, 2016 compared to the prior year, primarily due to a 1.2% decline in sales volumes, partially offset by a 1.6% increase in average selling prices. The decline in sales volume was primarily due to the 2016 launch of the Company's White Hot RX putters, which was a smaller launch compared to the full line of Odyssey Works putters launched in the prior year. The increase in average selling prices was primarily due to the limited offerings of the Company's Toe Up and Stroke Lab putters, which had a higher average selling price than the Company's core putters offered in the prior year.
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
Gear, Accessories and Other Segment
Net sales information for the Gear, Accessories and Other segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2016(1)	2015(1)	Dollars	Percent
Net sales:
Gear, accessories and other	$136.5	$119.2	$17.3	14.5%

(1)
Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017. For further discussion, see Note 17 “Segment Information” in the Notes to Consolidated Financial Statements in this Form 10-K.

Net sales of accessories and other products increased $17.3 million (14.5%) to $136.5 million for the year ended December 31, 2016 compared to the prior year. This increase was primarily due to the Company's new apparel joint venture in Japan established during the third quarter of 2016, in addition to an increase in other accessories compared to the same period in 2015. These increases were partially offset by a decline in sales of golf bags, gloves and footwear.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2016(1)	2015(1)	Dollars	Percent
Income before income taxes:
Golf clubs	$48.5	$32.6	$15.9	48.8%
Golf balls	23.9	19.0	4.9	25.8%
Gear, accessories and other	18.2	19.1	(0.9)	(4.7)%
Reconciling items(2)	(32.2)	(50.6)	18.4	(36.4)%
	$58.4	$20.1	$38.3	190.5%

(1)
Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017. For further discussion, see Note 17 “Segment Information” in the Notes to Consolidated Financial Statements in this Form 10-K.

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

Pre-tax income in the Company’s Golf Clubs operating segment improved to $48.5 million for 2016 from $32.6 million for 2015. This increase was primarily due to an increase in gross profit of $13.7 million (or increase of 230 basis points in gross margin), combined with slight decrease of $2.1 million (1%) in operating expenses. The improvement in gross margin was primarily due to an increase of 110 basis points as a result of a reduction in costs, driven primarily by the favorable sourcing of raw materials, combined with improved operational efficiencies resulting from reduced fixed charges. Sales price and mix improved by 70 basis points primarily due to an increase in average selling prices, primarily within the irons category, partially offset by an increase in promotional activity year over year. Foreign currency translation had a positive impact to gross margin of 40 basis points due to the impact of changes in foreign currency rates on inventory held at foreign regions.
Pre-tax income in the Company’s Golf Balls operating segment improved to $23.9 million for 2016 from $19.0 million in 2015. This increase was primarily due to a $9.1 million increase in net sales (as discussed above) which contributed to a $7.6 million increase in gross profit (or a 240 basis point improvement in gross margin), partially offset by an increase of $2.6 million in operating expenses. The improvement in gross margin was primarily attributable to an increase in sales price and mix of 400 basis points due to the Chrome Soft golf balls launched in the current year at higher average selling prices compared to the Chrome Soft golf balls launched in the prior year, partially offset by an increase in cost of 230 basis points.
Pre-tax income in the Company's Gear, Accessories and Other operating segment decreased to $18.2 million for 2016 from $19.1 million for 2015. This decrease was primarily due to the addition of the Company's apparel joint venture in Japan established during the third quarter of 2016, which resulted in a $6.9 million increase in operating expenses, partially offset by an increase in net sales of $17.3 million (as discussed above), which contributed to an increase in gross profit of $6.0 million.

Financial Condition
The Company’s cash and cash equivalents decreased $40.3 million to $85.7 million at December 31, 2017, from $126.0 million at December 31, 2016. The decrease in cash was primarily driven by $181.8 million of net cash used to fund the Company's acquisitions of OGIO in January 2017 and TravisMathew in August 2017. Cash generated from operating activities improved to $117.7 million during 2017 compared to $77.7 million during 2016 primarily due a 16.5% increase in pre-tax earnings combined with an overall improvement in the Company's cash collection cycle as a result of improved payment terms period over period and the timing of inventory purchases and improved inventory management period over period. During 2017, the Company used its cash and cash equivalents, cash from its operating activities, and borrowings under its credit facilities to repurchase $16.6 million in shares of its common stock and pay tax withholding obligations with the vesting and settlement of employee equity awards, as well as to fund $26.2 million in capital expenditures, $21.5 million in investments in golf-related ventures, and the OGIO and TravisMathew acquisitions as discussed above. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its current and future credit facilities, as deemed necessary (see Note 4 "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K for further information on the ABL Facility).
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of December 31, 2017, the Company’s net accounts receivable decreased to $94.7 million from $127.9 million as of December 31, 2016. This $33.1 million decrease was primarily attributable to the timing of sales in the fourth quarter of 2017 compared to the same period in 2016, combined with a decrease in past-due accounts and an overall improvement in payment terms.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s inventories increased to $262.5 million as of December 31, 2017 from $189.4 million as of December 31, 2016. This $73.1 million increase was primarily attributable to incremental inventory from the acquisitions of OGIO in January 2017 and TravisMathew in August 2017, combined with the timing and volume of inventory purchases related to products launched period over period. Inventories as a percentage of the trailing 12 months net sales increased to 25.0% as of December 31, 2017 compared to 21.7% as of December 31, 2016.
Liquidity and Capital Resources
The information set forth in Note 4 “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K, is incorporated herein by this reference.
Liquidity
The Company’s principal sources of liquidity consist of its existing cash balances, funds expected to be generated from operations and its credit facilities. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations in 2018, and current and projected availability under its current or future credit facilities, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, contractual obligations and commercial commitments for at least the next 12 months from the issuance of this Form 10-K.
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

In November 2017, the Company amended and restated its primary credit facility (the Third Amended and Restated Loan and Security Agreement) with Bank of America N.A. and other lenders (the “ABL Facility”), which provides a senior secured asset-based revolving credit facility of up to $330.0 million. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), the Company's intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Canada and the United Kingdom. The real estate and intellectual property components of the borrowing base under the ABL Facility are both amortizing. The amount available for the real estate portion is reduced quarterly over a 15-year period, and the amount available for the intellectual property portion is reduced quarterly over a 3-year period. As of December 31, 2017, the Company had $74.0 million in borrowings outstanding under the ABL Facility and $0.9 million in outstanding letters of credit. The Company was in compliance with all financial covenants of the ABL Facility as of December 31, 2017. The ABL Facility also includes a senior secured term loan facility (the "Term Loan Facility") of $30.0 million, which is secured by a portion of the Company's intellectual property. The Term Loan Facility may be borrowed at any time until April 20, 2018 and will begin amortizing 15 months after the borrowing date. There were no amounts outstanding under the Term Loan Facility as of December 31, 2017.
In August 2017, the Company acquired TravisMathew for $124.6 million in an all-cash transaction, subject to customary working capital adjustments, and in January 2017 acquired OGIO for $66.0 million (Note 3 “Business Combinations,” in the Notes to Consolidated Financial Statements in this Form 10-K). The Company funded these acquisitions with its existing cash balances combined with borrowings from the ABL Facility.
As of December 31, 2017, approximately 93% of the Company’s total cash is held in regions outside of the United States. If the Company were to repatriate such cash, outside of settling intercompany balances during the normal course of operations, it may need to accrue and pay incremental withholding taxes. Due to changes enacted by the Tax Act, incremental U.S. federal income tax is no longer a consideration upon distribution. The Company has not, nor does it intend to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. In 2015 and 2014, the Company ceased its business operations in Thailand and Malaysia, respectively, and accordingly, the Company no longer maintains a permanent reinvestment assertion with respect to these two entities. In April 2017, the Company completed the liquidation process for its subsidiary in Malaysia and repatriated the undistributed earnings of this entity to the United States. The amount repatriated was not material to the Company's consolidated condensed financial statements. The Company intends to repatriate the undistributed earnings from its Thailand entity to the United States at the time that the winding-down process has been completed. The Company expects no incremental U.S. income taxes related to reversing its permanent reinvestment assertion due to the mandatory repatriation clauses of the Tax Act. Except for the Company's foreign subsidiary in Thailand, the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested and, accordingly, no U.S. withholding taxes have been provided thereon.
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
During 2017, the Company repurchased approximately 1,536,000 shares of its common stock under the 2014 repurchase program at an average cost per share of $10.82 for a total cost of $16.6 million. Included in these amounts are $6.6 million of shares the Company withheld to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2017, the total amount remaining under the repurchase authorization was $25.3 million.

Significant Obligations
The following table summarizes certain significant cash obligations as of December 31, 2017 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
ABL Facility	$74.0	74.0	—	—	—
Japan ABL Facility	13.8	13.8	—	—	—
Capital Leases(1)	0.3	0.2	0.1	—	—
Operating leases(2)	54.3	8.6	15.8	12.7	17.2
Unconditional purchase obligations(3)	72.5	39.3	27.4	5.8	—
Uncertain tax contingencies(4)	4.6	0.6	1.4	0.4	2.2
Employee incentive compensation(5)	20.9	20.9	—	—	—
Equipment Note(6)	11.8	—	—	11.8	—
Interest on equipment note	1.2	0.4	0.6	0.2	—
Other long term liabilities	0.5	—	—	—	0.5
Total	$253.9	$157.8	$45.3	$30.9	$19.9

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

(4)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated balance sheet as of December 31, 2017. Amount excludes uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 10 “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.

(5)	Amount represents accrued employee incentive compensation expense earned in 2017, and paid in February 2018.

(6)
In December 2017, the Company entered into a long-term financing agreement (the "Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of December 31, 2017, the Company had $11,815,000 outstanding under this agreement. For further discussion, see Note 4 "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K.

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
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2017 was not material to the Company’s financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 11 “Commitments & Contingencies” in the Notes to Consolidated Financial Statements in this Form 10-K.
Capital Resources
The Company does not currently have any material commitments for capital expenditures.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K .
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company uses derivative financial instruments to mitigate its exposure to changes in foreign currency exchange rates. Transactions involving these financial instruments are with creditworthy banks, including one of the banks that is party to the Company’s ABL Facility (see Note 4 “Financing Arrangements” in the Notes to the Consolidated Financial Statements in this Form 10-K). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company is also exposed to interest rate risk from its credit facilities.
Foreign Currency Fluctuations
Information about the Company's foreign currency hedging activities is set forth in Note 16 “Derivatives and Hedging” in the Notes to Consolidated Financial Statements in this Form 10-K, which is incorporated herein by this reference.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2017 through its foreign currency forward contracts.
The estimated maximum one-day loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $2.5 million at December 31, 2017. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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

Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities. Outstanding borrowings under these credit facilities accrue interest as described in Note 4 “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.2 million over the 12-month period ending on December 31, 2017.
Item 8. Financial Statements and Supplementary Data
The Company’s Consolidated Financial Statements as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017, together with the report of the Company's independent registered public accounting firm, are included in this Annual Report on Form 10-K beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2017, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.
Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that as of December 31, 2017, the Company’s internal control over financial reporting was effective based on the COSO criteria.
Changes in Internal Control over Financial Reporting. During the fourth quarter ended December 31, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.
Item 9B. Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Callaway Golf Company
Carlsbad, California

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Callaway Golf Company and its subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 27, 2018

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Registrant” following Part I, Item 1 of this Form 10-K. The other information required by Item 10 will be included in the Company’s definitive Proxy Statement under the captions "Proposal No. 1 - Election of Directors," “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2017 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 11. Executive Compensation
The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company’s definitive Proxy Statement under the captions “Executive Officer Compensation,” “Executive Officer Compensation - Compensation Committee Report” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2017 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 will be included in the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of fiscal year 2017 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the number of stock options and shares underlying restricted stock units and performance share units outstanding and authorized for issuance under all equity compensation plans of the Company as of December 31, 2017. See Note 13 “Share-Based Employee Compensation” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the equity plans of the Company.
Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units and Performance Share Units(3)	Weighted Average Exercise Price of Outstanding Options(4)	Number of Shares Remaining Available for Future Issuance
	(In thousands, except dollar amounts)
Equity Compensation Plans Approved by Shareholders(1)	3,695(2)	$7.15	11,622

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

(2)
Includes 60,480 shares underlying restricted stock units issuable under the 2013 Directors Plan, and 979,955 shares underlying stock options, 1,221,811 shares underlying restricted stock units and 1,432,954 shares underlying performance share units issuable under the 2004 Incentive Plan.

(3)	Outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan include 6,267 shares of accrued incremental stock dividend equivalent rights.

(4)	Does not include shares underlying restricted stock units and performance share units, which do not have an exercise price.

Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 will be included in the Company’s definitive Proxy Statement under the captions “Transactions with Related Persons” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of fiscal year 2017 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information included in Item 14 will be included in the Company’s definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of fiscal year 2017 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this report:
1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K beginning on page F-1:
•Report of Independent Registered Public Accounting Firm;
•Consolidated Balance Sheets as of December 31, 2017 and 2016;
•Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015;
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015;
•Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015;
•Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015; and
•Notes to Consolidated Financial Statements.
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

2.2
Agreement and Plan of Merger, dated as of August 3, 2017, by and among Callaway Golf Company, OTP LLC, travisMathew, LLC, and John Kruger, in his capacity as the Member Representative, incorporated herein by this reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 4, 2017 (file no. 1-10962).

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

10.5
The Second Amendment to Officer Employment Agreement, effective August 7, 2017, by and between Callaway Golf Company and Brian P. Lynch, incorporated herein by this reference to Exhibit 10.2 to the Company's Current Report on Form 10-Q, as filed with the Commission on November 8, 2017 (file no. 1-10962).

10.6
Officer Employment Agreement, effective as of May 11, 2015, by and between Callaway Golf Company and Robert K. Julian incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on April 16, 2015 (file no. 1-10962).

10.7
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

10.9
Officer Employment Agreement, effective as of June 18, 2012, by and between Callaway Golf Company and Richard H. Arnett, incorporated herein by this reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Commission on February 27, 2017 (file no. 1-10962).

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

10.14
Second Amendment to Amended and Restated Executive Entrustment Agreement, effective as of March 22, 2016, by and between Callaway Golf Company and Alex Boezeman, incorporated herein by this reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Commission on February 27, 2017 (file no. 1-10962).

10.15
Third Amendment to Amended & Restated Executive Entrustment Agreement effective March 29, 2017, by and between Callaway Golf Company and Alex Boezeman, incorporated herein by this reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, as filed with the Commission on May 9, 2017 (file no. 1-10962).

10.16
Callaway Golf Company Amended and Restated 2004 Incentive Plan (effective May 19, 2009), incorporated herein by this reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 5, 2013 (file no. 1-10962).

10.17
Callaway Golf Company Amended and Restated 2004 Incentive Plan (effective May 2, 2017) incorporated herein by this reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on March 22, 2017 (file no. 1-10962).

10.18
Callaway Golf Company 2013 Non-Employee Directors Stock Incentive Plan (effective May 15, 2013), incorporated herein by this reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 5, 2013 (file no. 1-10962).

10.19	Form of Performance Share Unit Grant. †

10.20	Form of Stock Unit Grant. †

10.21
Form of Performance Share Unit Grant, incorporated herein by this reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Commission on February 27, 2017 (file no. 1-10962).

10.22
Form of Stock Unit Grant, incorporated herein by this reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Commission on February 27, 2017 (file no. 1-10962).

10.23	Annual Incentive Plan Guidelines, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 28, 2012 (file no. 1-10962).

10.24
Indemnification Agreement, dated January 25, 2010, between Callaway Golf Company and Adebayo O. Ogunlesi incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Commission on February 26, 2010 (file no. 1-10962).

10.25
Indemnification Agreement, dated March 4, 2009, between Callaway Golf Company and John F. Lundgren, incorporated herein by this reference to Exhibit 10.51 to the Company's Current Report on Form 8-K, as filed with the Commission on March 10, 2009 (file no. 1-10962).

10.26
Indemnification Agreement, dated April 7, 2004, between Callaway Golf Company and Anthony S. Thornley, incorporated herein by this reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 10, 2005 (file no. 1-10962).

10.27
Indemnification Agreement, dated as of April 21, 2003, between Callaway Golf Company and Samuel H. Armacost, incorporated herein by this reference to Exhibit 10.57 the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.28
Indemnification Agreement, dated as of April 21, 2003, between Callaway Golf Company and John C. Cushman, III, incorporated herein by this reference to Exhibit 10.58 the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.29
Indemnification Agreement, effective June 7, 2001, between Callaway Golf and Ronald S. Beard, incorporated herein by this reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).

10.30
Indemnification Agreement, dated August 4, 2015, between Callaway Golf Company and Linda B. Segre, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on August 6, 2015 (file no. 1-10962).

10.31	Deferred Compensation Plan, incorporated herein by this reference to Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the Commission on December 13, 2016 (file no. 1-10962)

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

10.41
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

10.42
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

10.43
Third Amended and Restated Loan and Security Agreement, dated as of November 20, 2017, among the Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Ogio International, Inc., travisMathew, LLC, Travis Mathew Retail, LLC, Callaway Golf Canada Ltd., Callaway Golf Europe Ltd. , Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Callaway Golf European Holding Company Limited, Bank of America, N.A., as administrative agent, MUFG Union Bank, as syndication agent, SunTrust Bank, as documentation agent, Bank of America, N.A., as sole lead arranger and sole bookrunner, and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on November 22, 2017 (file no. 1-19062)

21.1	List of Subsidiaries.†
23.1	Consent of Deloitte & Touche LLP.†
24.1	Form of Limited Power of Attorney.†
31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Brian P. Lynch pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Oliver G. Brewer III and Brian P. Lynch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.1	XBRL Instance Document †
101.2	XBRL Taxonomy Extension Schema Document †
101.3	XBRL Taxonomy Extension Calculation Linkbase Document †
101.4	XBRL Taxonomy Extension Definition Linkbase Document †
101.5	XBRL Taxonomy Extension Label Linkbase Document †
101.6	XBRL Taxonomy Extension Presentation Linkbase Document †

† Included in this report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLAWAY GOLF COMPANY
By:	/S/ OLIVER G. BREWER III
Oliver G. Brewer III
President and Chief Executive Officer
Date: February 27, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of
Principal Executive Officer:

/S/ OLIVER G. BREWER III	President and Chief Executive Officer, Director	February 27, 2018
Oliver G. Brewer III

Principal Financial Officer:

/S/ BRIAN P. LYNCH	Senior Vice President, Chief Financial Officer, General Counsel and Corporate Secretary	February 27, 2018
Brian P. Lynch

Principal Accounting Officer:

/S/ JENNIFER THOMAS	Vice President and Chief Accounting Officer	February 27, 2018
Jennifer Thomas

Non-Management Directors:

*	Director	February 27, 2018
Samuel H. Armacost

*	Chairman of the Board	February 27, 2018
Ronald S. Beard

*	Director	February 27, 2018
John C. Cushman, III

*	Director	February 27, 2018
John F. Lundgren

*	Director	February 27, 2018
Adebayo O. Ogunlesi

*	Director	February 27, 2018
Linda B. Segre

*	Director	February 27, 2018
Anthony S. Thornley

*By:	/S/ BRIAN P. LYNCH
Brian P. Lynch
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Callaway Golf Company
Carlsbad, California

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Callaway Golf Company and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders' equity, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 27, 2018

We have served as the Company’s auditor since 2002.

CALLAWAY GOLF COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$85,674	$125,975
Accounts receivable, net	94,725	127,863
Inventories	262,486	189,400
Income taxes receivable	542	637
Other current assets	22,557	16,550
Total current assets	465,984	460,425
Property, plant and equipment, net	70,227	54,475
Intangible assets, net	225,758	88,731
Goodwill	56,429	25,593
Deferred taxes, net	91,398	114,707
Investment in golf-related ventures (Note 7)	70,495	48,997
Other assets	10,866	8,354
Total assets	$991,157	$801,282
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$176,127	$132,521
Accrued employee compensation and benefits	40,173	32,568
Asset-based credit facility	87,755	11,966
Accrued warranty expense	6,657	5,395
Equipment note, short-term	2,367	—
Income taxes payable	1,295	4,404
Total current liabilities	314,374	186,854
Long-term liabilities:
Income tax liability	4,602	3,608
Deferred taxes, net	1,822	1,596
Equipment note, long-term	9,448	—
Long-term other	1,536	624
Commitments & contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 0 shares issued and outstanding at both December 31, 2017 and 2016	—	—
Common stock, $.01 par value, 240,000,000 shares authorized, 95,042,557 shares and 94,214,295 shares issued at December 31, 2017 and 2016, respectively	950	942
Additional paid-in capital	335,222	330,206
Retained earnings	324,081	287,129
Accumulated other comprehensive loss	(6,166)	(18,466)
Less: Common stock held in treasury, at cost, 411,013 shares and 97,837 shares at December 31, 2017 and 2016, respectively	(4,456)	(905)
Total Callaway Golf Company shareholders’ equity	649,631	598,906
Non-controlling interest in consolidated entity (Note 8)	9,744	9,694
Total shareholders’ equity	659,375	608,600
Total liabilities and shareholders’ equity	$991,157	$801,282

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net sales	$1,048,736	$871,192	$843,794
Cost of sales	568,288	486,181	486,161
Gross profit	480,448	385,011	357,633
Selling expenses	270,890	235,556	228,910
General and administrative expenses	94,153	71,969	68,567
Research and development expenses	36,568	33,318	33,213
Total operating expenses	401,611	340,843	330,690
Income from operations	78,837	44,168	26,943
Interest income	454	621	388
Interest expense	(4,365)	(2,368)	(8,733)
Gain on sale of investments in golf-related ventures	—	17,662	—
Other income (expense), net	(6,871)	(1,690)	1,465
Income before income taxes	68,055	58,393	20,063
Income tax provision (benefit)	26,388	(132,561)	5,495
Net income	41,667	190,954	14,568
Less: Net income attributable to non-controlling interests	861	1,054	—
Net income attributable to Callaway Golf Company	$40,806	$189,900	$14,568
Earnings per common share:
Basic	$0.43	$2.02	$0.18
Diluted	$0.42	$1.98	$0.17
Weighted-average common shares outstanding:
Basic	94,329	94,045	83,116
Diluted	96,577	95,845	84,611

Dividends paid per common share	$0.04	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$41,667	$190,954	$14,568
Other comprehensive income (loss):
Change in derivative instruments	(2,492)	1,976	525
Foreign currency translation adjustments	14,361	(8,831)	(11,542)
Comprehensive income, before income tax on other comprehensive income items	53,536	184,099	3,551
Income tax expense (benefit) on derivative instruments	594	(902)	—
Comprehensive income	54,130	183,197	3,551
Less: Comprehensive income (loss) attributable to non-controlling interests	163	(1,104)	—
Comprehensive income attributable to Callaway Golf Company	$53,967	$184,301	$3,551

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$41,667	$190,954	$14,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,605	16,586	17,379
Inventory step-up from acquisitions	3,112	—	—
Deferred taxes	24,594	(141,447)	128
Share-based compensation	12,647	8,965	7,542
Loss (gain) on disposal of long-lived assets and deferred gain amortization	1,490	(116)	(1,006)
Gain on sale of investments in golf-related ventures	—	(17,662)	—
Unrealized losses (gains) on foreign currency forward contracts	1,023	(683)	—
Discount amortization on convertible notes	—	—	531
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	51,618	(16,965)	(11,591)
Inventories	(52,010)	24,251	(5,347)
Other assets	(6,533)	168	7,060
Accounts payable and accrued expenses	15,414	12,553	5,382
Accrued employee compensation and benefits	7,021	(489)	(3,395)
Income taxes receivable and payable	(2,155)	2,493	(370)
Accrued warranty expense	1,262	(311)	99
Other liabilities	944	(587)	(399)
Net cash provided by operating activities	117,699	77,710	30,581
Cash flows from investing activities:
Acquisitions, net of cash acquired	(183,478)	—	—
Capital expenditures	(26,203)	(16,152)	(14,369)
Investment in golf-related ventures	(21,499)	(1,448)	(940)
Proceeds from sale of property, plant and equipment	587	20	2
Proceeds from sale of investments in golf-related ventures	—	23,429	—
Note receivable	—	3,104	(3,104)
Net cash (used in) provided by investing activities	(230,593)	8,953	(18,411)
Cash flows from financing activities:
Proceeds from (repayment of) asset-based credit facilities, net	75,789	(3,003)	(266)
Proceeds from long-term debt	11,815	—	—
Exercise of stock options	5,362	2,637	6,565
Acquisition of treasury stock	(16,617)	(5,144)	(1,960)
Dividends paid, net	(3,773)	(3,764)	(3,391)
Credit facility amendment costs	(2,246)	—	—
Distributions to non-controlling interest	(974)	—	—
Other financing activities	—	20	—
Net cash provided by (used in) financing activities	69,356	(9,254)	948
Effect of exchange rate changes on cash and cash equivalents	3,237	(1,235)	(952)
Net (decrease) increase in cash and cash equivalents	(40,301)	76,174	12,166
Cash and cash equivalents at beginning of year	125,975	49,801	37,635
Cash and cash equivalents at end of year	$85,674	$125,975	$49,801
Supplemental disclosures:
Cash paid for interest and fees	$4,594	$1,626	$6,641
Cash paid for income taxes, net	$10,788	$6,143	$5,454
Noncash investing and financing activities:
Accrued capital expenditures at period end	$2,007	$736	$2,255
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$5,813	$920	$3,763
Conversion of convertible notes to common stock, net of discount (Note 4)	$—	$—	$109,105
The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Callaway Golf Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss			Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non-controlling Interest	Total
	Shares	Amount						Shares	Amount
Balance, December 31, 2014	78,374	$784	$210,057	$89,932		$(796)		(780)	$(8,443)	$291,534	$—	$291,534
Convertible notes to common stock exchange	15,000	150	108,955	—		—		—	—	109,105	—	109,105
Acquisition of treasury stock	—	—	—	—		—		(217)	(1,960)	(1,960)	—	(1,960)
Exercise of stock options	277	3	(5)	—		—		637	6,567	6,565	—	6,565
Tax deficit from exercise of stock options and compensatory stock	—	—	(1)	—		—		—	—	(1)	—	(1)
Compensatory awards released from restriction	110	1	(3,763)	—		—		353	3,762	—	—	—
Share-based compensation	—	—	7,542	—		—		—	—	7,542	—	7,542
Stock dividends	8	—	8	(62)		—		5	54	—	—	—
Cash dividends	—	—	—	(3,391)		—		—	—	(3,391)	—	(3,391)
Equity adjustment from foreign currency translation	—	—	—	—		(11,542)		—	—	(11,542)	—	(11,542)
Equity adjustment from derivative instruments, net of tax	—	—	—	—		525		—	—	525	—	525
Net income	—	—	—	14,568		—		—	—	14,568	—	14,568
Balance, December 31, 2015	93,769	$938	$322,793	$101,047		$(11,813)		(2)	$(20)	$412,945	$—	$412,945
Acquisition of treasury stock	—	—	—	—		—		(572)	(5,144)	(5,144)		(5,144)
Exercise of stock options	—	—	(697)	—		—		374	3,334	2,637	—	2,637
Tax deficit from exercise of stock options	—	—	20	—		—		—		20	—	20
Compensatory awards released from restriction	440	4	(920)	—		—		101	916	—	—	—
Share-based compensation	—	—	8,965	—		—		—	—	8,965	—	8,965
Stock dividends	5	—	45	(54)		—		1	9	—	—	—
Cash dividends	—	—	—	(3,764)		—		—	—	(3,764)	—	(3,764)
Equity adjustment from foreign currency translation	—	—	—	—		(7,727)			—	(7,727)	(1,104)	(8,831)
Equity adjustment from derivative instruments, net of tax	—	—	—	—		1,074		—	—	1,074	—	1,074
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	9,744	9,744
Net income	—	—	—	189,900		—		—	—	189,900	1,054	190,954
Balance, December 31, 2016	94,214	$942	$330,206	$287,129		$(18,466)		(98)	$(905)	$598,906	$9,694	$608,600
Acquisition of treasury stock	—	—	—	—		—		(1,536)	(16,617)	(16,617)		(16,617)
Exercise of stock options	—	—	(1,899)	—		—		681	7,261	5,362	—	5,362
Tax benefit from exercise of stock options	—	—	—	—		—		—		—	—	—
Compensatory awards released from restriction	825	8	(5,813)	—		—		542	5,805	—	—	—
Share-based compensation	—	—	12,647	—		—		—	—	12,647	—	12,647
Stock dividends	4	—	81	(81)		—		—	—	—	—	—
Cash dividends	—	—	—	(3,773)		—		—	—	(3,773)	—	(3,773)
Equity adjustment from foreign currency translation	—	—	—	—		14,198			—	14,198	163	14,361
Equity adjustment from derivative instruments, net of tax	—	—	—	—		(1,898)		—	—	(1,898)	—	(1,898)
Distributions to non-controlling interests (see Note 7)	—	—	—	—		—		—	—	—	(974)	(974)
Net income	—	—	—	40,806		—		—	—	40,806	861	41,667
Balance, December 31, 2017	95,043	$950	$335,222	$324,081		$(6,166)		(411)	$(4,456)	$649,631	$9,744	$659,375
The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company
Callaway Golf Company (“Callaway Golf” or the “Company”), a Delaware corporation, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters), golf balls, golf bags and other golf-related accessories. The Company generally sells its products to golf retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers, Internet retailers and mass merchants, directly and through its wholly-owned subsidiaries, and to third-party distributors in the United States and in over 100 countries around the world. The Company also sells pre-owned Callaway Golf products through its website www.callawaygolfpreowned.com and sells new Callaway Golf products through its websites www.callawaygolf.com and www.odysseygolf.com.In 2016, the Company further expanded its business into golf and lifestyle apparel and accessories with the completion of the golf apparel joint venture in Japan in July 2016. In 2017, the Company acquired OGIO International, Inc. ("OGIO"), a leading manufacturer of high quality bags, accessories and apparel in the golf and lifestyle categories, and TravisMathew, LLC ("TravisMathew"), a golf and lifestyle apparel company. These acquisitions are expected to enhance the Company's presence in golf while also providing a platform for future growth in the lifestyle category. In connection with the apparel joint venture in Japan and the TravisMathew acquisition, the Company now has retail locations in Japan and the U.S. that sell Callaway and TravisMathew branded apparel, gear and other golf accessories directly to consumers. In addition, the Company licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on golf related accessories including golf apparel and footwear, golf gloves, prescription eyewear and practice aids as well as OGIO branded gear and accessories.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include provisions for warranty, uncollectible accounts receivable, inventory obsolescence, sales returns, tax contingencies and provisional estimates due to the Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017, estimates on the valuation of share-based awards and recoverability of long-lived assets and investments. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or as new information becomes available.
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
In March 2016, the FASB issued ASU No. 2016-04, "Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products." The amendment clarifies when it is acceptable to recognize the unredeemed portion of prepaid gift cards into income, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this amendment will have a material impact on the Company's consolidated financial statements. As of December 31, 2017, the Company had $971,000 of deferred revenue related to unredeemed gift cards.
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
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendment requires (i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). This amendment eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As of December 31, 2017, the Company had an investment in Topgolf International, Inc. of $70,495,000, consisting of common stock and various classes of preferred stock, that was accounted for at cost in accordance with ASC Topic 325, “Investments—Other.” Based on prior observable market transactions, the Company believes that the fair value of its investment in Topgolf significantly exceeds its cost. If there are any observable price changes related to this investment or a similar investment of the same issuer in fiscal years beginning after December 15, 2017, the Company would be required to assess the fair value impact, if any, on each class of stock, and write the individual security interest up or down to its estimated fair value, which could have a significant effect on the Company's financial position and results of operations (see Note 7).
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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures regarding revenue and contracts with customers. The Company completed its analysis of this ASU, and determined that the new standard will not change the total amount of revenue recognized, only accelerate the timing of accruals of certain sales promotions and price concessions that the Company offers to its retailers to earlier in the product life cycle. This shift in expense will have an impact on quarter-over-quarter net sales trends. The Company will adopt the new standard as of January 1, 2018 using the modified retrospective approach, which requires the prospective application of the new standard with disclosures of results under the old standard in order to make period over period comparisons comparable. Upon adoption, the Company expects to record a one-time reduction to retained earnings, net of income taxes, of approximately $11,000,000, with a corresponding reduction to accounts receivable and an increase to deferred tax assets in its consolidated condensed balance sheet.
Revenue Recognition
Through December 31, 2017, the Company accounted for revenue recognition in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” As stated above, beginning on January 1, 2018, the Company will account for revenue recognition under Topic 606, "Revenue from Contracts with Customers," which will accelerate the timing of certain sales promotions and price concessions that the Company offers to its retailers to earlier in the product life cycle.
In accordance with Topic 605, sales are recognized, in general, as products are shipped to customers, and at point of sale for transactions in retail locations, net of an allowance for sales returns and sales programs. In certain cases, the Company recognizes sales when products are received by customers. The criteria for recognition of revenue are met when persuasive evidence that an arrangement exists and both title and risk of loss have passed to the customer, the price is fixed or determinable and collectability is reasonably assured. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also records estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs. The increase in the allowance for sales returns as of December 31, 2017 compared to December 31, 2016 was due to a shift in the timing of one of the Company's major return programs.
The following table provides a reconciliation of the activity related to the Company’s allowance for sales returns:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Beginning balance	$9,341	$8,148	$8,944
Provision	37,521	38,444	35,746
Sales returns	(31,392)	(37,251)	(36,542)
Ending balance	$15,470	$9,341	$8,148
Revenues from gift cards are deferred and recognized when the cards are redeemed. In addition, the Company recognizes revenue from unredeemed gift cards when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. The Company’s gift cards have no expiration date. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The deferred revenue associated with outstanding gift cards decreased to $971,000 at December 31, 2017 from $1,273,000 at December 31, 2016. The amounts are recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets.
Royalty income is recorded in net sales as underlying product sales occur, subject to certain minimums, in accordance with the related licensing arrangements. The Company recognized royalty income under its various licensing agreements of $18,622,000, $7,622,000 and $8,062,000 during 2017, 2016 and 2015, respectively. The increase in royalty income in 2017 compared to 2016 was primarily due to royalties recognized in connection with OGIO branded products.

Warranty Policy
The Company has a stated two-year warranty policy for its golf clubs. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The increase in warranty expense and the claims paid in 2017 compared to 2016 was primarily due to additional claims related to certain 2015 putter models. The Company believes it has resolved the quality issues related to these putters.
The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Beginning balance	$5,395	$5,706	$5,607
Provision	9,434	5,493	5,220
Claims paid/costs incurred	(8,172)	(5,804)	(5,121)
Ending balance	$6,657	$5,395	$5,706
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
Advertising Costs
The Company's primary advertising costs are from television and print media advertisements. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2017, 2016 and 2015 were $62,898,000, $59,003,000 and $57,392,000, respectively.

Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs for 2017, 2016 and 2015 were $36,568,000, $33,318,000 and $33,213,000, respectively.
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
The Company recorded a net gain in foreign currency transactions of $808,000 and $226,000 in 2017 and 2016, respectively, and a net loss of $1,611,000 in 2015.
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
The following table provides a reconciliation of the activity related to the Company’s allowance for doubtful accounts:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Beginning balance	$5,728	$5,645	$6,460
Provision	2,335	2,398	992
Write-off of uncollectible amounts, net of recoveries	(3,616)	(2,315)	(1,807)
Ending balance	$4,447	$5,728	$5,645

Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an estimate for obsolete or unmarketable inventory. This estimate is based upon current inventory levels, sales trends and historical experience as well as management’s estimates of market conditions and forecasts of future product demand, all of which are subject to change.
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
Goodwill and Intangible Assets
Goodwill and intangible assets, which consist of trade names, trademarks, service marks, trade dress, patents and other intangible assets, were acquired in connection with the acquisition of Odyssey Sports, Inc. in 1997, FrogTrader, Inc. in 2004, OGIO in January 2017, TravisMathew in August 2017, and certain foreign distributors.
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually or more frequently when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of goodwill and other indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. To determine fair value, the Company uses its internal discounted cash flow estimates, quoted market prices, royalty rates when available and independent appraisals when appropriate. The Company completed its annual impairment test and fair value analysis of goodwill and other indefinite-lived intangible assets as of December 31, 2017, and the estimated fair values of the Company’s reporting units, as well as the estimated fair values of certain trade names and trademarks, significantly exceeded their carrying values. As a result, no impairment was recorded as of December 31, 2017.
Intangible assets that are determined to have definite lives are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with ASC Topic 360-10-35 discussed above. See Note 6 for further discussion of the Company’s goodwill and intangible assets.

Investments
The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such classification at each balance sheet date. Investments that do not have readily determinable fair values are stated at cost. The Company monitors investments for impairment whenever events or changes in circumstances indicate that the investment's carrying value may not be recoverable. An impairment charge would be recognized when the carrying amount exceeds its fair value. See Note 7 for further discussion of the Company’s investments.
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
Income Taxes
Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to ASC Topic 740 and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. The Company maintains a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax asset will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions. In 2011, as a result of this evaluation, the Company recorded a valuation allowance against its U.S. deferred tax assets. During the fourth quarter of 2016, the Company reversed a significant portion of the valuation allowance on those deferred tax assets. For further information, see Note 10 “Income Taxes.”
Pursuant to ASC Topic 740-25-6, the Company is required to accrue for the estimated additional amount of taxes for uncertain tax positions if it is deemed to be more likely than not that the Company would be required to pay such additional taxes. The Company is required to file federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company accrues an amount for its estimate of additional tax liability, including interest and penalties in income tax expense, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available. Historically, additional taxes paid as a result of the resolution of the Company’s uncertain tax positions have not been materially different from the Company’s expectations. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For further information, see Note 10 “Income Taxes.”
On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act. Shortly after the Tax Act was enacted, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which should not extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with SAB 118, the Company must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete.
To the extent that the Company’s accounting for certain income tax effects of the Tax Act is incomplete, the Company can determine a reasonable estimate for those effects and record a provisional estimate in the consolidated financial statements in the first reporting period in which a reasonable estimate can be determined. If the Company cannot determine a provisional estimate to be included in the consolidated financial statements, the Company should continue to apply ASC Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. If the Company is unable to provide a reasonable estimate of the impacts of the Tax Act in a reporting period, a provisional amount must be recorded in the first reporting period in which a reasonable estimate can be determined. For further information, see Note 10 “Income Taxes.”
Other Income (Expense), Net
Other income (expense), net primarily includes gains and losses on foreign currency forward contracts and foreign currency transactions. The components of other income (expense), net are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Foreign currency forward contract gain (loss), net	$(7,688)	$(2,917)	$2,877
Foreign currency transaction gain (loss), net	808	226	(1,611)
Other	9	1,001	199
	$(6,871)	$(1,690)	$1,465
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes the impact of foreign currency translation adjustments and activity related to derivative instruments designated for hedge accounting. The total equity adjustment from foreign currency translation included in accumulated other comprehensive loss were losses of $14,198,000, $7,727,000 and $11,542,000 as of December 31, 2017, 2016 and 2015, respectively. With the exception of the Company's entity in Thailand, the Company met the permanent reinvestment criteria and as such it does not accrue income taxes on foreign currency translation adjustments (see Note 10 for further discussion). The total equity adjustment from activity related to derivative instruments was a net loss of $1,898,000 as of December 31, 2017 and net gains of $1,074,000 and $525,000 in 2016 and 2015, respectively. For further information see Note 16 "Derivatives and Hedging."

The following table details the amounts reclassified from accumulated other comprehensive loss to cost of goods sold, as well as changes in foreign currency translation for the years ended December 31, 2017, 2016 and 2015 (in thousands).

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, December 31, 2014	$—	$(796)	$(796)
Change in derivative instruments	2,892	—	2,892
Amounts reclassified to other income (expense) due to hedge instrument ineffectiveness	(576)	—	(576)
Net gains reclassified to cost of goods sold	(1,791)	—	(1,791)
Foreign currency translation adjustments	—	(11,542)	(11,542)
Accumulated other comprehensive loss, December 31, 2015	525	(12,338)	(11,813)
Change in derivative instruments	(567)	—	(567)
Net losses reclassified to cost of goods sold	1,500	—	1,500
Net losses reclassified to net sales	1,014	—	1,014
Foreign currency translation adjustments	—	(7,698)	(7,698)
Income tax expense	(902)	—	(902)
Accumulated other comprehensive loss, December 31, 2016, after tax	1,570	(20,036)	(18,466)
Change in derivative instruments	(2,679)	—	(2,679)
Net losses reclassified to cost of goods sold	187	—	187
Foreign currency translation adjustments	—	14,198	14,198
Income tax expense	594	—	594
Accumulated other comprehensive loss, December 31, 2017, after tax	$(328)	$(5,838)	$(6,166)
Segment Information
The Company has three operating segments, namely Golf Clubs, Golf Balls and Gear, Accessories and Other as of December 31, 2017. Prior to 2017, the Company's operating segments consisted of Golf Clubs and Golf Balls. Due to the recent growth in the accessories and other product category within Golf Clubs from the formation of the apparel joint venture in Japan as well as the Company's acquisition of OGIO in January 2017, the Company reassessed its operating segments during the first quarter of 2017, consistent with the way management reviews its business operations on an ongoing basis. As a result, and based on the Company's assessment, as of January 1, 2017, the Company added a third operating segment, Gear, Accessories and Other, which includes soft goods products and licensing revenues that were formerly in the accessories and other product category within Golf Clubs. Soft goods products include golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, retail apparel sales from the Company's joint venture in Japan, and OGIO branded products as of January 2017. Licensing revenues include royalties from licensing of the Company’s trademarks and service marks for various soft goods. TravisMathew branded products are also included in this operating segment as of August 2017. Subsequent to this change, the Golf Clubs operating segment consists of Callaway Golf woods, hybrids, irons and wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets and sales of pre-owned golf clubs. The Golf Balls segment continues to consist of Callaway Golf and Strata golf balls that are designed, manufactured and sold by the Company. As a result of these changes, prior period amounts have been reclassified in order to make prior periods comparable to 2017. This information, as well as information about the Company's geographic areas, is presented in Note 17 “Segment Information.”
Concentration of Risk
The Company operates in the golf equipment industry and has a concentrated customer base, which is primarily comprised of golf equipment retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants and foreign distributors. On a consolidated basis, no single customer accounted for more than 10%, 8% and 9% of the Company’s consolidated revenues in 2017, 2016 and 2015, respectively. The Company's top five customers accounted for approximately 21%, 22% and 26% of the Company's consolidated revenues in 2017, 2016 and 2015, respectively.
With respect to the Company's segments, the Company's top five

•	Golf Club customers accounted for approximately 20%, 26% and 28% of total consolidated Golf Club sales in 2017, 2016 and 2015, respectively;

•	Golf Ball customers accounted for approximately 30%, 28% and 30% of total consolidated Golf Ball sales in 2017, 2016 and 2015, respectively; and

•	Gear and Accessories customers accounted for approximately 15%, 18% and 21% of total consolidated Gear and Accessories sales in 2017, 2016 and 2015, respectively.
A loss of one or more of these customers could have a significant effect on the Company's net sales. Prior period percentages have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017. For further discussion, see Note 17 “Segment Information.”
With respect to the Company's trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. At December 31, 2017 and 2016, no single customer represented over 9% of the Company’s outstanding accounts receivable balance. Managing customer-related credit risk is more difficult in regions outside of the United States. Of the Company’s total net sales, approximately 46%, 49% and 47% were derived from sales outside of the United States in 2017, 2016 and 2015, respectively. Prolonged unfavorable economic conditions could significantly increase the Company’s credit risk with respect to its outstanding accounts receivable.
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
Note 3. Business Combinations
During 2017, the Company completed the acquisitions of OGIO and TravisMathew. The purchase price of each acquisition was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition in accordance with ASC Topic 820, "Fair Value Measurement." The excess between the purchase price and the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The Company determined the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The Company may retrospectively adjust the fair value of the identifiable assets acquired and the liabilities assumed, as necessary, during the measurement period of up to one year from the acquisition date, to reflect new information existing at the acquisition date affecting the measurement of those amounts at that date, and any additional assets or liabilities existing at that date.
Valuations of acquired intangible assets and inventory are subject to fair value measurements that were based primarily on significant inputs not observable in the market and thus represent Level 3 measurements (see Note 15).
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
The total purchase price was valued at $65,951,000. The Company incurred transaction costs of approximately $3,052,000, of which $1,805,000 was recognized in general and administrative expenses during the twelve months ended December 31, 2017. The remainder was recognized in 2016.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation (in thousands):

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
The total purchase price was valued at $124,578,000. In connection with the acquisition, during the year ended December 31, 2017, the Company recognized transaction costs of approximately $2,521,000 in general and administrative expenses.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation (in thousands):

At August 17, 2017
Assets Acquired
Cash	$663
Accounts receivable	9,715
Inventory	11,909
Other current assets	549
Property and equipment	4,327
Other assets	117
Intangibles - trade name	78,400
Intangibles - licensing agreement	1,100
Intangibles - customer & distributor relationships	4,450
Intangibles - non-compete agreements	600
Goodwill	23,640
Total assets acquired	135,470
Liabilities Assumed
Accounts Payable and accrued liabilities	10,892
Net assets acquired	$124,578
Supplemental Pro-Forma Information (Unaudited)
The following table presents supplemental pro-forma information for the years ended December 31, 2017 and 2016 as if both the OGIO and TravisMathew acquisitions had occurred on January 1, 2016. These amounts have been calculated after applying the Company's accounting policies and are based upon currently available information. For this analysis, the Company assumed that costs associated with the acquisitions, including the amortization of intangible assets and the step-up of inventory, as well as the tax effect on those costs, were recognized as of January 1, 2016. Pre-acquisition net sales and net income amounts for both OGIO and TravisMathew were derived from the books and records of OGIO and TravisMathew prepared prior to the respective acquisition and are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the dates noted below.

	Years Ended December 31,
	2017	2016
(in thousands)
Net sales	$1,086,593	$964,514
Net income (loss) attributable to Callaway Golf Company	$52,514	$188,117
For the year ended December 31, 2017, the Company's consolidated net sales included $66,670,000 attributable to OGIO and TravisMathew. Due to the integration of OGIO into the Company's operations since the day of acquisition, the net income for OGIO could not be determined and is therefore not presented. The Company's consolidated results of operations for the year ended December 31, 2017 included a net loss of $1,721,000 related to TravisMathew.

Note 4. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its primary asset-based revolving credit facility and its Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of December 31, 2017, the Company had $87,755,000 outstanding under these facilities, $887,000 in outstanding letters of credit, and $85,674,000 in cash and cash equivalents. As of December 31, 2017, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit was $238,884,000. At December 31, 2016 the Company had $11,966,000 outstanding under these facilities, $823,000 in outstanding letters of credit, and $125,975,000 in cash and cash equivalents. As of December 31, 2016, the Company's available liquidity was $225,216,000.
Primary Asset-Based Revolving Credit Facility
In November 2017, the Company amended and restated its primary credit facility (the Third Amended and Restated Loan and Security Agreement) with Bank of America N.A. and other lenders (the “ABL Facility”), which provides a senior secured asset-based revolving credit facility of up to $330,000,000, comprised of a $260,000,000 U.S. facility (of which $20,000,000 is available for letters of credit), a $25,000,000 Canadian facility (of which $5,000,000 is available for letters of credit), and a $45,000,000 United Kingdom facility (of which $2,000,000 is available for letters of credit), in each case subject to borrowing base availability under the applicable facility. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), the Company's intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Canada and the United Kingdom. The real estate and intellectual property components of the borrowing base under the ABL Facility are both amortizing. The amount available for the real estate portion is reduced quarterly over a 15-year period, and the amount available for the intellectual property portion is reduced quarterly over a 3-year period.
As of December 31, 2017, the Company had $74,000,000 in borrowings outstanding under the ABL Facility and $887,000 in outstanding letters of credit. Amounts available under the ABL Facility fluctuate with the general seasonality of the business and increase and decrease with changes in the Company’s inventory and accounts receivable balances. Amounts available are highest during the first half of the year when the Company’s inventory and accounts receivable balances are higher and lower during the second half of the year when the Company's inventory levels decrease and its accounts receivable decrease as a result of cash collections and lower sales. Average outstanding borrowings during the year ended December 31, 2017 were $40,657,000, and average amounts available under the ABL Facility during the year ended December 31, 2017, after outstanding borrowings and letters of credit, was approximately $118,282,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable at November 20, 2022.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including meeting certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. As of December 31, 2017, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below 10% of the maximum facility amount. The Company’s borrowing base availability was above $33,000,000 during the year ended December 31, 2017, and the Company was in compliance with the fixed charge coverage ratio as of December 31, 2017. Had the Company not been in compliance with the fixed charge coverage ratio as of December 31, 2017, the Company's maximum amount of additional indebtedness that could have been outstanding on December 31, 2017 would have been reduced by $33,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. The applicable margin for any month will be reduced by 0.25% if the Company’s availability ratio is greater than or equal to 67% so long as no default or event of default exists. At December 31, 2017, the Company’s trailing 12-month average interest rate applicable to its outstanding loans under the ABL Facility was 3.32%. The ABL Facility provides for monthly fees of 0.25% of the unused portion of the ABL Facility.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $2,246,000, which are amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees as of December 31, 2017 and 2016 were $2,197,000 and $1,297,000, respectively, of which $454,000 and $519,000, respectively, were included in other current assets and $1,743,000 and $778,000, respectively, were included in other long-term assets in the accompanying consolidated balance sheets.
In addition to the revolving credit facility, the Company also has a senior secured term loan facility (the "Term Loan Facility") in an amount $30,000,000 under the ABL Facility agreement, which is secured by a portion of the Company's intellectual property. The Term Loan Facility provides for a monthly commitment fee equal to 0.50% on the unused portion of the Term Loan Facility until the Term Loan Facility is drawn or terminated. The Term Loan Facility may be borrowed at any time until April 20, 2018 and will begin amortizing 15 months after the borrowing date. If the Term Loan Facility is ever outstanding, the Company must maintain a minimum Fixed Charge Coverage Ratio of 1.25 and a maximum leverage ratio of 4.0. The entire outstanding principal amount (if any) is due and payable at November 20, 2021. There were no amounts outstanding under the Term Loan Facility as of December 31, 2017.
The Term Loan Facility is also subject to a one-time excess cash flow payment for the 2018 fiscal year, which cannot exceed the least of (i) 50% of excess cash flow, (ii) $10 million and (iii) the amount that would put the Company into cash dominion under the ABL Facility. The excess cash flow payment must be made within 60 days after the delivery of audited financial statements for 2018.
Japan ABL Facility
The Company has a separate asset-based loan and guarantee agreement between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFG, Ltd and The Development Bank of Japan (as amended, the "Japan ABL Facility"), which provides a credit facility of up to 2,000,000,000 Yen (or U.S. $17,748,000, using the exchange rate in effect as of December 31, 2017) over a two-year term, subject to borrowing base availability under the facility. The amounts outstanding are secured by certain assets, including eligible inventory. The Company had 1,550,000,000 Yen (or U.S. $13,755,000) outstanding under this facility at December 31, 2017. The facility also includes certain restrictions, including covenants related to certain pledged assets and financial performance metrics. As of December 31, 2017, the Company was in compliance with these covenants. This facility is subject to an effective interest rate equal to TIBOR plus 0.25%. At December 31, 2017, the trailing 12-month average interest rate applicable to the Company's outstanding borrowings under this facility was 0.28%.
During the first quarter of 2017, the Company entered into a second asset-based loan between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFG, LTD, which provides a credit facility of up to 1,000,000,000 Yen (or U.S. $8,874,000) over a 10-month term, subject to borrowing base availability under the facility. The amounts outstanding are secured by certain assets, including eligible accounts receivable. The Company had no borrowings outstanding under this facility as of December 31, 2017. The facility also includes certain restrictions, including covenants related to certain pledged assets and financial performance metrics. As of December 31, 2017, the Company was in compliance with these covenants. This facility is subject to an effective interest rate equal to TIBOR plus 0.75%. At December 31, 2017, the trailing 12-month average interest rate applicable to the Company's outstanding loans under the Japan ABL Facility was subject to an effective interest rate of 0.78%.
In January 2018, the Company renewed the two asset-based loans with the Bank of Tokyo-Mitsubishi UFJ, combining them into one revolving credit facility. The new agreement provides a credit facility of up to 4 billion Yen (or $36,776,000, using the exchange rate in effect as of January 31, 2018) over a three-year term, subject to borrowing base availability under the facility. The amounts are secured by certain assets, including eligible inventory and accounts receivable. The facility also includes certain restrictions, including covenants related to certain pledged assets and financial performance metrics. This facility is subject to an effective interest rate equal to TIBOR plus 0.80%.
Equipment Note
In December 2017, the Company entered into a long-term financing agreement (the "Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of December 31, 2017, the Company had $11,815,000 outstanding under this agreement, of which $2,367,000 is due within the next 12 months and $9,448,000 is due over the balance of the term. The Company's interest rate applicable to outstanding borrowings was 3.79%. At December 31, 2017, interest expense was nominal.
The Equipment Note is subject to compliance with a fixed charge coverage ratio covenant of 1.25 during each fiscal quarter in which the Company has outstanding borrowings, and a fixed charge coverage ratio of 1.0 during periods in which no borrowings are outstanding. As of December 31, 2017, the Company was in compliance with these covenants.

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
During the second half of 2015, the convertible notes were retired pursuant to certain exchange transactions and shareholder conversions, which resulted, among other things, in the issuance of approximately 15,000,000 shares of common stock to the note holders. In connection with the retirement of the convertible notes, the Company recorded $108,955,000 in shareholders' equity as of December 31, 2015, net of the outstanding discount of $3,395,000. There were no convertible notes outstanding as of December 31, 2017 and 2016.
In connection with the retirement of the convertible notes in 2015, the Company accelerated the amortization of transaction fees during the second half of 2015. There were no transaction fees remaining to be amortized at December 31, 2017 or 2016. Total interest and amortization expense recognized during the year ended December 31, 2015 was $3,158,000.
Note 5. Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted earnings per common share takes into account the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method in accordance with ASC Topic 260, “Earnings per Share.” Dilutive securities include options granted pursuant to the Company’s stock option plans and outstanding restricted stock units and performance share units granted to employees and non-employee directors (see Note 13).
Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported or in periods when anti-dilution occurs.
The following table summarizes the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2017	2016(1)	2015
	(In thousands, except per share data)
Earnings per common share—basic
Net income attributable to Callaway Golf Company	$40,806	$189,900	$14,568
Weighted-average common shares outstanding—basic	94,329	94,045	83,116
Basic earnings per common share	$0.43	$2.02	$0.18

Earnings per common share—diluted
Net income attributable to Callaway Golf Company	$40,806	$189,900	$14,568
Weighted-average common shares outstanding—basic	94,329	94,045	83,116
Options and restricted stock	2,248	1,800	1,495
Weighted-average common shares outstanding—diluted	96,577	95,845	84,611
Diluted earnings per common share(1)	$0.42	$1.98	$0.17

(1)
During the fourth quarter of 2016, the Company reversed a significant portion of the valuation allowance on its U.S. deferred tax assets. This resulted in a favorable impact to net income of $156,600,000 ($1.63 per share), partially offset by $15,974,000 ($0.16 per share) as the result of the recognition of income taxes that were retroactive for all of 2016 on the Company's U.S. business (see Note 10). In addition, net income for 2016 includes a $17,662,000 ($0.18 per share) pre-tax gain from the sale of approximately 10.0% of the Company's investment in Topgolf (see Note 7).

Earnings per share—diluted, reflects the potential dilution that could occur if convertible securities, or other contracts to issue common stock, were exercised or converted into common stock. Options with an exercise price in excess of the average market value of the Company's common stock during the period have been excluded from the calculation as their effect would be antidilutive.
Antidilutive securities excluded from the earnings per share computation are summarized as follows:

•	For the year ended December 31, 2017, securities outstanding totaling approximately 129,000, comprised of anti-dilutive options.

•	For the year ended December 31, 2016, securities outstanding totaling approximately 313,000, compromised of anti-dilutive options.

•
For the year ended December 31, 2015, securities outstanding totaling approximately 10,812,000, including common shares underlying convertible senior notes of 10,248,000, in addition to anti-dilutive options.

Note 6. Goodwill and Intangible Assets
Goodwill at December 31, 2017 increased to $56,429,000 from $25,593,000 at December 31, 2016. The Company recorded additions to goodwill of $5,885,000 and $23,640,000 as a result of the acquisitions of OGIO completed in January 2017 and TravisMathew completed in August 2017, respectively. Goodwill also increased $1,311,000 due to foreign currency fluctuations. The Company's goodwill is reported within the Golf Clubs and Gear, Accessories and Other operating segments (see Note 17).
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class:

	Useful Life (Years)	December 31, 2017			December 31, 2016
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
			(In thousands)			(In thousands)
Indefinite-lived:
Trade name, trademark and trade dress and other	NA	$218,364	$—	$218,364	$88,590	$—	$88,590
Amortizing:
Patents	2-16	31,581	31,491	90	31,581	31,440	141
Developed technology and other	1-9	15,780	8,476	7,304	7,981	7,981	—
Total intangible assets		$265,725	$39,967	$225,758	$128,152	$39,421	$88,731
The increase in intangible assets is related to the acquisition of non-amortizing trademarks, trade names and goodwill in addition to amortizing intangibles in connection with the OGIO and TravisMathew acquisitions. Aggregate amortization expense on intangible assets was approximately $546,000, $71,000 and $51,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense related to intangible assets at December 31, 2017 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

2018	$1,066
2019	1,053
2020	966
2021	910
2022	734
Thereafter	2,665
$7,394

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
The Company invested $21,499,000, $1,448,000 and $940,000 in shares of Topgolf in 2017, 2016 and 2015, respectively.
In December, 2017, Topgolf announced that it had completed a private placement led by Fidelity Management and Research Company (the "Fidelity Investment"), in which the Company invested $20,000,000 in preferred shares of Topgolf. Due to the nature and timing of this transaction, the Company believes the carrying value of its series F preferred shares that were purchased in this private placement, approximates fair value as of December 31, 2017.  The Company is unable to estimate the fair value of its other series of preferred stock or common stock due to the dissimilar nature of conversion rights, liquidation features and other preferred terms of these shares relative to the series F preferred shares.  Further, it would not be practicable for the Company to determine the discount, if any, that would be applicable to any preferred terms, as well as any other rights provided to the holders of the various series of preferred stock, nor a premium, if any, for the incremental value that might apply in the case of a change in control transaction (e.g. an initial public offering or sale of Topgolf). The Company’s Topgolf shares are illiquid and there is no assurance that all classes of Topgolf shares would receive equivalent value upon a sale or other liquidation. Due to these factors, the Company believes that it is not practicable on a cost-benefit basis to estimate the fair value of its Topgolf shares.
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
As of December 31, 2017 and 2016, the Company's total investment in Topgolf was $70,495,000 and $48,997,000, respectively. The Company's ownership percentage at December 31, 2017 was approximately 14.0%.
As of December 31, 2017, there were no impairment indicators present with respect to this investment. Based on prior observable market transactions, the Company believes that the fair value of its investment in Topgolf significantly exceeds its cost. In accordance with ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," if there are any observable price changes related to this investment or a similar investment of the same issuer, in fiscal years beginning after December 15, 2017, the Company would be required to assess the fair value impact, if any, on each class of stock, and write the individual security interest up or down to its estimated fair value, which could have a significant effect on the Company's financial position and results of operations. For further discussion, see “Recent Accounting Standards” in Note 2.
The Company’s total ownership interest in Topgolf, including the Company's voting rights in the preferred shares of Topgolf, remains at less than 20.0% of the outstanding equity securities of Topgolf. Therefore, the Company does not have the ability to significantly influence the operating and financing activities and policies of Topgolf. Accordingly, this investment is accounted for at cost as of December 31, 2017.
Note 8. Joint Venture
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
As a result of the consolidation, during the years ended December 31, 2017 and 2016, the Company recorded net income attributable to the non-controlling interest of $861,000 and $1,054,000, respectively. During the year ended December 31, 2017, the joint venture paid a dividend of $974,000 to TSI, which was recorded as a reduction in non-controlling interests in the consolidated condensed financial statements as of December 31, 2017. Total non-controlling interests on the Company's consolidated balance sheet and consolidated statement of shareholders' equity was $9,744,000 and $9,694,000 at December 31, 2017 and 2016, respectively.
Note 9. Selected Financial Statement Information

	December 31,
	2017	2016
	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$114,642	$142,932
Allowance for sales returns	(15,470)	(9,341)
Allowance for doubtful accounts	(4,447)	(5,728)
	$94,725	$127,863
Inventories:
Raw materials	$67,785	$46,451
Work-in-process	868	739
Finished goods	193,833	142,210
	$262,486	$189,400
Property, plant and equipment, net:
Land	$7,322	$7,251
Buildings and improvements	71,692	67,945
Machinery and equipment	98,116	110,799
Furniture, computers and equipment	108,706	102,421
Production molds	19,604	19,843
Construction-in-process	10,665	4,724
	316,105	312,983
Accumulated depreciation	(245,878)	(258,508)
	$70,227	$54,475
Accounts payable and accrued expenses:
Accounts payable	$63,204	$54,574
Accrued expenses	87,925	57,478
Accrued goods in-transit	24,998	20,469
	$176,127	$132,521
Accrued employee compensation and benefits:
Accrued payroll and taxes	$29,363	$23,133
Accrued vacation and sick pay	9,781	8,722
Accrued commissions	1,029	713
	$40,173	$32,568

Note 10. Income Taxes
The Company’s income before income tax provision was subject to taxes in the following jurisdictions for the following periods (in thousands):

	Years Ended December 31,
	2017	2016(1)	2015
United States	$50,706	$38,268	$6,864
Foreign	17,349	20,125	13,199
	$68,055	$58,393	$20,063
The expense (benefit) for income taxes is comprised of (in thousands):

	Years Ended December 31,
	2017	2016(2)	2015
Current tax provision:
Federal	$610	$541	$271
State	1,259	543	431
Foreign	6,135	7,289	4,393
	8,004	8,373	5,095
Deferred tax expense (benefit):
Federal	20,746	(129,405)	(41)
State	(1,127)	(10,693)	113
Foreign	(1,235)	(836)	328
	18,384	(140,934)	400
Income tax provision	$26,388	$(132,561)	$5,495

(1)
Income before income taxes in 2016 includes a gain of $17,662,000 that was recognized in connection with the sale of preferred shares of the Company's investment in Topgolf. See Note 7 for further discussion.

(2)	The income tax benefit for 2016 includes the reversal of a significant portion of the valuation allowance on the Company's deferred tax assets in the U.S. See further discussion below.
On December 22, 2017, the Tax Act was enacted into legislation, which includes a broad range of provisions affecting businesses. The Tax Act significantly revises how companies compute their U.S corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S. owned undistributed foreign earnings and profits known as the toll charge or transition tax.
Pursuant to the SEC Staff Accounting Bulletin ("SAB") No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), a company may select among one of three scenarios to reflect the impact of the Tax Act in its financial statements within a measurement period. Those scenarios are (i) a final estimate which effectively closes the measurement period; (ii) a reasonable estimate leaving the measurement period open for future revisions; and (iii) no estimate as the law is still being analyzed in which case a company continues to apply its accounting on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. SAB 118 allows for the reporting provisional of amounts for certain income tax effects in scenarios (ii) and (iii). The measurement period begins in the reporting period that includes the Tax Act’s enactment date and ends when an entity has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740. The Company was able to provide a reasonable estimate for the revaluation of deferred taxes and the effects of the toll charge on undistributed foreign earnings and profits, with the Company's measurement period open for future revisions. As such, the Company recorded a provisional tax expense in the amount of $11,174,000 related to the revaluation of deferred taxes, and a provisional tax benefit in the amount of $3,638,000 for the toll charge on the deemed repatriation on earnings and profits of U.S.-owned foreign subsidiaries, which generated foreign tax credits in excess of the tax expense recognized on the deemed repatriation. The Company is still evaluating various provisions included in the Tax Act and has therefore not provided a final estimate. These provisions include, but are not limited to, the global intangible low-taxed income (GILTI) provisions, the foreign derived intangible income (FDII) provisions, and the changes to the deductibility of interest. These provisions will be effective for the Company beginning on January 1, 2018, and may materially impact the Company’s effective tax rate in future years.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Reserves and allowances not currently deductible for tax purposes	$12,783	$15,506
Basis difference related to fixed assets	5,946	9,697
Compensation and benefits	7,807	9,273
Basis difference for inventory valuation	1,612	2,100
Compensatory stock options and rights	3,869	5,715
Deferred revenue and other	175	226
Operating loss carryforwards	21,799	75,110
Tax credit carryforwards	62,668	32,730
Basis difference related to intangible assets with a definite life	7,061	13,993
Other	634	389
Total deferred tax assets	124,354	164,739
Valuation allowance for deferred tax assets	(11,114)	(16,515)
Deferred tax assets, net of valuation allowance	$113,240	$148,224
Deferred tax liabilities:
Prepaid expenses	(773)	(1,082)
Basis difference related to intangible assets with an indefinite life	(22,891)	(34,031)
Total deferred tax liabilities	(23,664)	(35,113)
Net deferred tax assets	$89,576	$113,111
Net deferred tax assets (liabilities) are shown on the accompanying consolidated balance sheets as follows:
Non-current deferred tax assets	$91,398	$114,707
Non-current deferred tax liabilities	(1,822)	(1,596)
Net deferred tax assets	$89,576	$113,111
The net change in net deferred taxes in 2017 of $23,535,000 is comprised of the utilization of net operating losses through profitable operations and the revaluation of the deferred tax assets as a result of the Tax Act. Pursuant to the Tax Act, the Company revalued its gross deferred tax assets from 35% to 21% consistent with the corporate tax rate effective January 1, 2018. The provisional net tax impact of this revaluation was a reduction in net deferred tax assets of $11,174,000.
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
In 2011, the Company established a valuation allowance against its U.S. deferred tax assets. During the fourth quarter of 2016, the Company evaluated all available positive and negative evidence, including the Company's improved profitability in 2015 and 2016, combined with future projections of profitability. As a result, the Company determined that the majority of its U.S.

deferred tax assets were more likely than not to be realized and reversed a significant portion of the valuation allowance against those deferred tax assets accordingly. The remaining valuation allowance on the Company's U.S. deferred tax assets as of December 31, 2017 and 2016 relate primarily to state net operating loss carryforwards and credits the Company estimates it may not be able to utilize in future periods. With respect to non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and no significant allowances have been established.
At December 31, 2017, the Company had federal and state income tax credit carryforwards of $56,285,000 and $15,499,000, respectively, which will expire at various dates beginning in 2021. Such credit carryforwards expire as follows (in thousands):

U.S. foreign tax credit	$46,639	2021 - 2037
U.S. research tax credit	$9,623	2031 - 2037
U.S. business tax credits	$23	2031 - 2037
State investment tax credits	$858	Do not expire
State research tax credits	$14,641	Do not expire
The Company has recorded a deferred tax asset reflecting the benefit of operating loss carryforwards. The net operating losses expire as follows (in thousands):

U.S. loss carryforwards	$63,493	2032 - 2035
State loss carryforwards	$124,466	2018 - 2037
The Company’s ability to utilize the losses and credits to offset future taxable income may be deferred or limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The Company determined that no ownership change has occurred for purposes of Section 382 for the period ended December 31, 2017.
A reconciliation of the effective tax rate on income or loss and the statutory tax rate is as follows:

	Years Ended December 31,
	2017	2016	2015
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	2.6%	3.1%	3.5%
Federal and State tax credits, net of U.S. tax benefit	(4.1)%	(5.0)%	(11.5)%
Foreign income taxed at other than U.S. statutory rate	(0.2)%	1.8%	(2.4)%
Effect of foreign rate changes	0.2%	0.5%	0.9%
Foreign tax credit	(1.3)%	(11.3)%	(12.0)%
Basis differences of intangibles with an indefinite life	0.1%	0.1%	0.1%
Change in deferred tax valuation allowance	(1.9)%	(262.4)%	0.3%
Accrual for interest and income taxes related to uncertain tax positions	2.2%	2.9%	(0.3)%
Income (loss) from flowthrough entities	1.0%	(0.2)%	(2.0)%
Meals and entertainment	1.1%	1.5%	3.4%
Group loss relief	(0.6)%	(1.6)%	(3.7)%
Stock option compensation	(2.0)%	0.2%	(1.9)%
Foreign dividends and earnings inclusion	0.7%	9.9%	7.1%
Foreign tax withholding	0.9%	0.6%	1.4%
Executive compensation limitation	0.5%	0.7%	4.3%
Intra-entity asset transfers	(6.3)%	—%	—%
Enactment of the Tax Cuts and Jobs Act	11.1%	—%	—%
Other	(0.2)%	(2.8)%	5.2%
Effective tax rate	38.8%	(227.0)%	27.4%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2017	2016	2015
Balance at January 1	$8,256	$7,090	$6,559
Additions based on tax positions related to the current year	1,061	969	1,120
Additions for tax positions of prior years	233	542	132
Reductions for tax positions of prior years	(192)	(80)	(255)
Settlement of tax audits	(33)	—	—
Reductions due to lapsed statute of limitations	(25)	(265)	(466)
Balance at December 31	$9,300	$8,256	$7,090
As of December 31, 2017, the gross liability for income taxes associated with uncertain tax benefits was $9,300,000. This liability could be reduced by $1,360,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, which was recorded as a long-term income tax receivable, as well as $6,317,000 of deferred taxes. The net amount of $1,623,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.
The Company does not expect changes to the unrecognized tax benefits in the next 12 months to have a material impact on its results of operations or its financial position.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company recognized a tax expense of approximately $301,000 and $258,000 for the years ended December 31, 2017 and 2016, respectively, and tax benefits of approximately $2,000 for the year ended December 31, 2015, related to interest and penalties in the provision for income taxes. As of December 31, 2017 and 2016, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated balance sheets was $1,618,000 and $1,317,000, respectively.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Major Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2010 and prior
California (U.S.)	2008 and prior
Canada	2009 and prior
Japan	2010 and prior
South Korea	2011 and prior
United Kingdom	2013 and prior
As of December 31, 2017, the Company had $118,700,000 of undistributed foreign earnings and profits. Pursuant to the Tax Act, the Company’s undistributed foreign earnings and profits were deemed repatriated as of December 31, 2017. As a result, the Company utilized $72,800,000 of net operating losses, which decreased deferred tax assets by approximately $25,500,000 and generated foreign tax credits of $29,100,000, which increased deferred tax assets by $29,100,000 and resulted in a net tax benefit of $3,600,000 or a 5.2% benefit to the tax rate. The Company has not provided deferred tax liabilities for foreign withholding taxes and certain state income taxes on the undistributed earnings and profits from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States.
Upon the distribution of foreign earnings and profits, certain foreign countries impose withholding taxes, subject to certain limitations, for use as credits against the Company’s U.S. tax liability, if any. If the foreign earnings and profits were distributed, the Company would need to accrue an additional income tax liability. However, the Company may also be allowed a credit against substantially all the Company’s U.S. tax liability for the taxes paid in foreign jurisdictions. The Company expects the net impact on the Company’s U.S. tax liability to be insignificant.

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
Lease Commitments
The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases, and certain office equipment under capital leases. Lease terms range from one to ten years expiring at various dates through December 2025, with options to renew operating leases at varying terms. Commitments for minimum lease payments under non-cancelable operating and capital leases as of December 31, 2017 are as follows (in thousands):

	Operating Leases	Capital Leases
2018	$8,538	$230
2019	8,437	71
2020	7,409	14
2021	6,458	7
2022	6,220	4
Thereafter	17,206	—
	$54,268	$326
Rent expense for the Company’s operating lease commitments for the years ended December 31, 2017, 2016 and 2015 was $16,382,000, $13,516,000 and $13,245,000, respectively. At December 31, 2017, the minimum rental payments under capital leases totaled $326,000. Minimum rental payments under operating leases with initial or remaining terms of one year or more totaled $54,268,000, net of sublease receipts of $690,000 at December 31, 2017.
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. As of December 31, 2017, the Company has entered into many of these contractual agreements with terms ranging from one to five years. The aggregate minimum obligations that the Company is required to pay under these agreements is $72,459,000 over the next five years. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this total. Future purchase commitments as of December 31, 2017, are as follows (in thousands):

2018	$39,338
2019	18,841
2020	8,519
2021	4,093
2022	1,668
$72,459
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $887,000 as of December 31, 2017.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during and as of the year ended December 31, 2017 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 12. Capital Stock
Common Stock and Preferred Stock
As of December 31, 2017, the Company has an authorized capital of 243,000,000 shares, $0.01 par value, of which 240,000,000 shares are designated common stock, and 3,000,000 shares are designated preferred stock. Of the preferred stock, 240,000 shares are designated Series A Junior Participating Preferred Stock and the remaining shares of preferred stock are undesignated as to series, rights, preferences, privileges or restrictions.
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
During 2017, the Company repurchased approximately 1,536,000 shares of its common stock under the 2014 repurchase program at an average cost per share of $10.82, for a total cost of $16,617,000. Included in these amounts are $6,617,000 of shares the Company withheld to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2017, the total amount remaining under the repurchase authorization was $25,266,000.
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
On January 1, 2017 the Company adopted ASU 2016-09. As a result, all tax effects related to employee share based compensation are reflected as a component of continuing operations. The previous “APIC Pool” method under ASC Topic 718 is no longer applicable to the Company. For further discussion see Note 2.
Stock Plans
As of December 31, 2017, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan").
The 2004 Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance share units and other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees who provide services to the Company. All grants under the 2004 Incentive Plan are discretionary, although no participant may receive awards in any one year in excess of 2,000,000 shares. The maximum number of shares issuable over the term of the 2004 Incentive Plan is 33,000,000.
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

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2017:

	Authorized	Available	Outstanding(1)
	(In thousands)
2004 Incentive Plan	33,000	10,875	3,635
2013 Directors Plan	1,000	747	60
Total	34,000	11,622	3,695

(1)	Includes 6,000 shares of accrued incremental dividend equivalent rights on outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan.
Stock Options
All stock option grants made under the 2004 Incentive Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Outstanding stock options generally vest over a three-year period from the grant date and generally expire up to 10 years after the grant date. The Company recorded $34,000, $146,000 and $1,396,000 of compensation expense relating to outstanding stock options for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield. Compensation expense for employee stock options is recognized over the vesting term and is reduced by an estimate for forfeitures, which is based on the Company’s historical forfeitures of unvested options and awards. The Company did not grant stock options during the years ended December 31, 2017, 2016 and 2015. For the years ended December 31, 2017, 2016 and 2015, the weighted average estimated forfeiture rate used was 1.7%, 3.7%, and 6.2%, respectively.
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
The following table summarizes the Company’s stock option activities for the year ended December 31, 2017 (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,783	$7.92
Granted	—	$—
Exercised	(681)	$7.87
Forfeited	—	$—
Expired	(122)	$14.37
Outstanding at December 31, 2017	980	$7.15	4.44	$6,702
Vested and expected to vest in the future at December 31, 2017	980	$7.15	4.44	$6,701
Exercisable at December 31, 2017	968	$7.15	4.43	$6,619
At December 31, 2017, there was $14,000 of total unrecognized compensation expense related to options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 0.4 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated statement of operations.

The total intrinsic value for options exercised during the years ended December 31, 2017, 2016 and 2015 was $3,546,000, $1,005,000 and $2,151,000, respectively. Cash received from the exercise of stock options for the years ended December 31, 2017, 2016 and 2015 was $5,362,000, $2,637,000 and $6,565,000, respectively.
Restricted Stock Units
Restricted stock units awarded under the 2004 Incentive Plan and the 2013 Directors Plan are recorded at the Company’s closing stock price on the date of grant. Restricted stock units generally vest over a one- to three-year period. At December 31, 2017, 2016 and 2015, the weighted average grant-date fair value of restricted stock units granted was $10.94, $9.36 and $8.33, respectively. The Company recorded $5,537,000, $4,283,000 and $3,539,000 of compensation expense related to restricted stock units in 2017, 2016 and 2015, respectively.
The table below is a roll-forward of the activity for restricted stock units during the 12 months ended December 31, 2017 (in thousands, except fair value amounts):

Restricted Stock Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2017	1,419	$8.81
Granted	680	10.94
Vested	(797)	8.54
Forfeited	(26)	9.47
Nonvested at December 31, 2017[1]	1,276	$10.09

(1)	Excludes 6,000 shares of accrued incremental dividend equivalent rights on outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan.
At December 31, 2017, there was $8,692,000 of total unrecognized compensation expense related to nonvested restricted stock units granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.
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
The Company granted 462,000, 420,000 and 510,000 performance share units during the years ended December 31, 2017, 2016 and 2015, respectively, at a weighted average grant-date fair value of $10.68, $8.61 and $7.96 per share, respectively. The awards granted in 2017 and 2016 are subject to a three-year performance period provided that (i) if certain first year performance goals are achieved, the participant could earn up to 50% of the three-year target award shares, subject to continued service through the vesting date, and (ii) if certain cumulative first and second year performance goals are achieved, the participant could earn up to an aggregate of 80% of the three-year target award shares (which includes any shares earned during the first year), subject to continued service through the vesting date. Based on the Company’s performance, participants earned a minimum of 50% of the target award shares granted in 2017 and 80% of the target award shares granted in 2016, subject to continued service through the vesting dates. The awards granted in 2015 were subject to a one-year performance period, subject to continued service through the vesting date. Based on the Company's performance in 2015 the participants earned 130.2% of the target award.

During the years ended December 31, 2017, 2016 and 2015, the Company recognized total compensation expense, net of estimated forfeitures, of $7,075,000, $4,536,000 and $2,607,000, respectively, for performance share units. At December 31, 2017, the unamortized compensation expense related to these awards was $9,083,000, which is expected to be recognized over a weighted-average period of 1.2 years.
The table below is a roll-forward of the activity for performance share units during the 12 months ended December 31, 2017 (in thousands, except fair value amounts):

Performance Share Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2017[1]	1,579	$8.24
Granted	462	10.68
Vested	(566)	8.30
Forfeited	(42)	9.45
Nonvested at December 31, 2017	1,433	$9.05

(1)
Nonvested performance share units as of January 1, 2017, are comprised of 1,306,000 shares at the target award rate adjusted for shares earned by participants at 130.2% and 131.5% for awards granted in 2015 and 2014, respectively.

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
There were no phantom stock units granted in the years ended December 31, 2017, 2016 or 2015. The Company did not recognize expense related to phantom stock units during December 31, 2017 or 2016, and recognized $390,000 of compensation expense related to previously granted phantom stock units for the year ended December 31, 2015. All of the previously granted phantom stock units were fully vested and paid out as of June 30, 2015.
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
As of December 31, 2017 the Company reversed $32,000 in compensation expense related to these awards and recognized $320,000 and $3,288,000 in compensation expense related to these awards as of December 31, 2016 and 2015, respectively. At December 31, 2017 and 2016, the Company accrued compensation expense of $0 and $224,000, respectively, which was included in accrued employee compensation and benefits in the accompanying consolidated balance sheets.
The table below is a roll-forward of the activity for SARs during the 12 months ended December 31, 2017 (in thousands):

Stock Appreciation Rights	Units	Weighted- Average Exercise Price Per Share
Nonvested and Outstanding at January 1, 2017	50	$6.48
Granted	—	—
Exercised	(50)	6.48
Forfeited	—	—
Outstanding at December 31, 2017	—	$—

Share-Based Compensation Expense
The table below summarizes the amounts recognized in the financial statements for the years ended December 31, 2017, 2016 and 2015 for share-based compensation, including expense for stock options, restricted stock units, performance share units, phantom stock units and cash settled stock appreciation rights (in thousands):

	2017	2016	2015
Cost of sales	$907	$704	$754
Operating expenses	11,708	8,581	10,466
Total cost of employee share-based compensation included in income before income tax	$12,615	$9,285	$11,220
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
The portion of the participant’s account attributable to elective deferral contributions and rollover contributions are 100% vested and nonforfeitable. Participants vest in employer contributions at a rate of 50% per year, becoming fully vested after the completion of two years of service. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $1,927,000, $1,842,000 and $1,744,000 during 2017, 2016 and 2015, respectively.
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
The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 16) that are measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
2017
Foreign currency forward contracts —asset position	$179	$—	$179	$—
Foreign currency forward contracts —liability position	(239)	—	(239)	—
	$(60)	$—	$(60)	$—
2016
Foreign currency forward contracts —asset position	$3,524	$—	$3,524	$—
Foreign currency forward contracts —liability position	(85)	—	(85)	—
	$3,439	$—	$3,439	$—
The fair value of the Company’s foreign currency forward contracts is based on observable inputs that are corroborated by market data. Observable inputs include broker quotes, daily market foreign currency rates and forward pricing curves. Remeasurement gains and losses on foreign currency forward contracts designated as cash flow hedges are recorded in other comprehensive income, and in other income (expense) for non-designated foreign currency forward contracts (see Note 16).

Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, trade accounts receivable and trade accounts payable at December 31, 2017 and 2016 are categorized within Level 1 of the fair value hierarchy due to the short-term nature of these balances. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated balance sheets as of December 31, 2017 and 2016, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Primary Asset-Based Revolving Credit Facility(2)	$74,000	$74,000	$—	$—
Japan ABL Facility(2)	$13,755	$13,755	$11,966	$11,966
Equipment Note(3)	$11,815	$11,815	$—	$—
Standby letters of credit(4)	$887	$887	$823	$823
Money market funds(5)	$—	$—	$69,081	$69,081

(1)
The carrying value of amounts outstanding under the Primary Asset-Based Revolving and the Japan ABL credit facilities approximate the fair value due to the short term nature of these obligations. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 4 for information on the Company's credit facilities, including certain risks and uncertainties related thereto.

(2)
In December 2017, the Company entered into the Equipment Note secured by certain equipment at the Company's golf ball manufacturing facility. As of December 31, 2017, the Company had $11,815,000 outstanding under the Equipment Note. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 4 for further information.

(3)
The carrying value of the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts. The fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.

(4)
The carrying value of the money market funds approximates fair value as the funds are highly liquid and short-term in nature. The funds seek to maintain a stable net asset value of $1.00 per share, and the market value per share of these funds are available in active markets. As such, they are categorized within Level 1 of the fair value hierarchy. The money market funds accrued dividends, which were reinvested and reflected in the carrying value as of December 31, 2016. There were no money market funds outstanding as of December 30, 2017.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include long-lived assets, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. In each of 2017, 2016, and 2015, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
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
The Company accounts for its foreign currency forward contracts in accordance with ASC Topic 815, "Derivatives and Hedging" ("ASC Topic 815"). ASC Topic 815 requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as a designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Gains and losses from the remeasurement of qualifying cash flow hedges are recorded as a component of other comprehensive income and released into earnings as a component of cost of goods sold or net sales during the period in which the hedged transaction takes place. Gains and losses on the ineffective portion of hedges (hedges that do not meet accounting requirements due to ineffectiveness) and derivatives that are not elected for hedge accounting treatment are immediately recorded in earnings as a component of other income (expense).
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
The following table summarizes the fair value of the Company's foreign currency forward contracts as well as the location of the asset and/or liability on the consolidated balance sheets at December 31, 2017 and 2016 (in thousands):

	Asset Derivatives
	December 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$168	Other current assets	$2,660

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$11	Other current assets	$864

	Liability Derivatives
	December 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$194	Accounts payable and accrued expenses	$28

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$45	Accounts payable and accrued expenses	$57
The Company's foreign currency forward contracts are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated balance sheets at December 31, 2017 and 2016.
Cash Flow Hedging Instruments
The Company uses foreign currency forward contracts designated as qualifying cash flow hedging instruments to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 to 15 months from their inception. At December 31, 2017 and 2016, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $14,210,000 and $55,938,000, respectively. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the critical terms method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. Any ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 15).

As of December 31, 2017, the Company recorded a net loss of $2,679,000 in other comprehensive income (loss) related to its hedging activities. Of this amount, for the year ended December 31, 2017, net losses of $187,000 were relieved from other comprehensive income and recognized in cost of goods sold for the underlying intercompany sales that were recognized. There were no ineffective gains or losses recognized during 2017. During 2015, the Company recognized $1,149,000 in other income (expense) as a result of hedge ineffectiveness, of which $576,000 was reclassified from other comprehensive income for hedges that no longer met the accounting requirements. Gains on forward points of $287,000 were recognized as incurred. Based on the current valuation, the Company expects to reclassify net losses of $20,000 from accumulated other comprehensive income (loss) into net earnings during the next 12 months. See Note 2 for a rollforward of accumulated other comprehensive income.
The following tables summarize the net effect of all cash flow hedges on the consolidated financial statements for the year ended December 31, 2017 and 2016 (in thousands):

	Net Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2017	2016	2015
Foreign currency forward contracts	$(2,679)	$(538)	$2,316

	Net Gain (Loss) Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2017	2016	2015
Foreign currency forward contracts	$(187)	$(2,514)	$1,791

	Net Gain Recognized in Other Income (Expense) (Ineffective Portion)
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2017	2016	2015
Foreign currency forward contracts	$—	$—	$1,149
Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualified hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At December 31, 2017, 2016 and 2015, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $4,821,000, $14,821,000 and $43,098,000, respectively. The decrease in foreign currency forward contracts reflects the general timing of when the Company enters into these contracts. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 15).
The following table summarizes the location of gains and losses on the consolidated statements of operations that were recognized during the years ended December 31, 2017, 2016 and 2015, respectively, in addition to the derivative contract type (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivative instruments	Years Ended December 31,
		2017	2016	2015
Foreign currency forward contracts	Other income (expense), net	$(7,985)	$(6,563)	$1,322

In addition, during the year ended December 31, 2017 and 2016, the Company recognized net foreign currency gains of $808,000 and $226,000 related to transactions with foreign subsidiaries, respectively. During the year ended December 31, 2015, the Company recognized net foreign currency losses of $1,611,000, respectively, related to transactions with foreign subsidiaries.
Note 17. Segment Information
The Company has three operating segments, namely Golf Clubs, Golf Balls and Gear, Accessories and Other as of December 31, 2017. Prior to 2017, the Company's operating segments consisted of Golf Clubs and Golf Balls. Due to the recent growth in the accessories and other product category within Golf Clubs from the formation of the apparel joint venture in Japan as well as the Company's acquisition of OGIO in January 2017, the Company reassessed its operating segments during the first quarter of 2017, consistent with the way management reviews its business operations on an ongoing basis. As a result, and based on the Company's assessment, as of January 1, 2017, the Company added a third operating segment, Gear, Accessories and Other, which includes soft goods products and licensing revenues that were formerly in the accessories and other product category within Golf Clubs. Soft goods products include golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, retail apparel sales from the Company's joint venture in Japan, and OGIO branded products as of January 2017. Licensing revenues include royalties from licensing of the Company’s trademarks and service marks for various soft goods. TravisMathew branded products are also included in this operating segment as of August 2017. Subsequent to this change, the Golf Clubs operating segment consists of Callaway Golf woods, hybrids, irons and wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets and sales of pre-owned golf clubs. At the product category level, sales of packaged sets are included within irons, and sales of pre-owned golf clubs are included in the respective woods, irons and putters product categories. The Golf Balls segment continues to consist of Callaway Golf and Strata golf balls that are designed, manufactured and sold by the Company. As a result of these changes, prior period amounts have been reclassified in order to make prior periods comparable to 2017.
The Company's operating segments are organized on the basis of products. There are no significant intersegment transactions.

The table below contains information utilized by management to evaluate its operating segments.

	Years Ended December 31,
	2017	2016(1)	2015(1)
	(In thousands)
Net sales:
Golf Clubs	$643,096	$582,381	$581,450
Golf Balls	162,546	152,261	143,173
Gear, Accessories and Other	243,094	136,550	119,171
	$1,048,736	$871,192	$843,794
Income (loss) before income tax:
Golf Clubs	$77,018	$48,489	$32,630
Golf Balls	26,854	23,953	18,956
Gear, Accessories and Other	30,631	18,223	19,137
Reconciling items(2)	(66,448)	(32,272)	(50,660)
	$68,055	$58,393	$20,063
Identifiable assets:(3)
Golf Clubs	$321,265	$276,654	$295,659
Golf Balls	57,120	45,758	47,884
Gear, Accessories and Other	236,515	35,788	36,429
Reconciling items(3)	376,257	443,082	251,252
	$991,157	$801,282	$631,224
Additions to long-lived assets:(4)
Golf Clubs	$11,396	$6,163	$6,774
Golf Balls	12,178	6,585	7,238
Gear, Accessories and Other	3,790	2,050	2,253
	$27,364	$14,798	$16,265
Goodwill:
Golf Clubs	$26,904	$25,593	$26,500
Golf Balls	—	—	—
Gear, Accessories and Other(5)	29,525	—	—
	$56,429	$25,593	$26,500
Depreciation and amortization:
Golf Clubs	$8,769	$8,509	$8,907
Golf Balls	4,496	4,355	4,566
Gear, Accessories and Other	4,340	3,722	3,906
	$17,605	$16,586	$17,379

(1)	Prior period amounts have been reclassified to conform to the current year presentation as the result of the change in operating segments as of January 1, 2017.

(2)
Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. The $34,176,000 increase in reconciling items in 2017 compared to 2016 was primarily due $11,264,000 in one-time transaction and transitional costs associated with the acquisitions of OGIO in January 2017 and TravisMathew in August 2017, a $17,662,000 gain recognized in the second quarter of 2016 in connection with the sale of approximately 10.0% of the Company's investment in Topgolf (see Note 7), combined with increases of $2,286,000 in corporate stock compensation expense and $2,164,000 in interest expense, partially offset by a $4,189,000 increase in foreign currency exchange losses.

(3)
Identifiable assets are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the three segments including cash and cash equivalents, net accounts receivable, and deferred tax assets. The $66,825,000 decrease in reconciling items in 2017 compared to 2016 was primarily due Topgolf investment. The $191,830,000 increase in reconciling items in 2016 compared to 2015 was primarily due to a benefit of $156,600,000 related to the reversal of the Company's valuation allowance on its U.S. deferred tax assets. This reversal was partially offset by the recognition of $15,974,000 in income taxes payable on the Company's U.S. business (see Note 10).

(4)	Additions to long-lived assets are comprised of purchases of property, plant and equipment.

(5)	The $30,836,000 increase in goodwill in 2017 compared to 2016 was primarily as a result of the acquisitions of OGIO and TravisMathew in 2017.
The Company’s net sales by product category are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net sales:
Woods	$307,865	$216,094	$222,193
Irons	250,636	278,562	205,522
Putters	84,595	87,725	86,293
Golf Balls	162,546	152,261	143,145
Accessories and Other	243,094	136,550	186,641
	$1,048,736	$871,192	$843,794
The Company markets its products in the United States and internationally, with its principal international markets being Japan and Europe. The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Sales	Long-Lived Assets(1)
	(In thousands)
2017
United States	$566,365	$403,493
Europe	139,515	7,681
Japan	199,331	7,635
Rest of Asia	76,540	3,717
Other foreign countries	66,985	11,248
	$1,048,736	$433,774
2016
United States	$447,613	$199,617
Europe	122,805	7,260
Japan	170,760	6,201
Rest of Asia	67,099	2,668
Other foreign countries	62,915	10,405
	$871,192	$226,151
2015
United States	$446,474	$205,952
Europe	125,116	8,414
Japan	138,031	4,445
Rest of Asia	70,315	2,868
Other foreign countries	63,858	11,096
	$843,794	$232,775

(1)	Long-lived assets include all non-current assets of the Company except deferred tax assets.

Note 18. Transactions with Related Parties
The Callaway Golf Company Foundation (the “Foundation”) oversees and administers charitable giving and makes grants to selected organizations. Officers of the Company also serve as directors of the Foundation and the Company’s employees provide accounting and administrative services for the Foundation. During 2017, 2016 and 2015, the Company recognized charitable contribution expense of $750,000, $750,000, and $1,000,000 for the Foundation, respectively.
Note 19. Summarized Quarterly Data (Unaudited)

	Fiscal Year 2017 Quarters
	1st	2nd	3rd	4th	Total(2)
	(In thousands, except per share data)
Net sales	$308,927	$304,548	$243,604	$191,657	$1,048,736
Gross profit	$147,715	$148,165	$104,902	$79,666	$480,448
Net income (loss)	$25,880	$31,474	$3,089	$(18,776)	$41,667
Less: Net income attributable to non-controlling interests	$191	$31	$29	$610	$861
Net income (loss) attributable to Callaway Golf Company	$25,689	$31,443	$3,060	$(19,386)	$40,806
Earnings (loss) per common share(1)
Basic	$0.27	$0.33	$0.03	$(0.20)	$0.43
Diluted	$0.27	$0.33	$0.03	$(0.20)	$0.42

	Fiscal Year 2016 Quarters
	1st	2nd	3rd	4th (2)	Total(2)
	(In thousands, except per share data)
Net sales	$274,053	$245,594	$187,850	$163,695	$871,192
Gross profit	$132,392	$110,633	$78,875	$63,111	$385,011
Net income (loss)	$38,390	$34,105	$(5,739)	$124,198	$190,954
Less: Net income attributable to non-controlling interests	$—	$—	$127	$927	$1,054
Net income (loss) attributable to Callaway Golf Company	$38,390	$34,105	$(5,866)	$123,271	$189,900
Earnings (loss) per common share(1)
Basic	$0.41	$0.36	$(0.06)	$1.31	$2.02
Diluted	$0.40	$0.36	$(0.06)	$1.28	$1.98

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

(2)
During the fourth quarter of 2016, the Company reversed a significant portion of the valuation allowance on its U.S. deferred tax assets. This resulted in a favorable impact to net income of $156,600,000 ($1.63 per share), partially offset by $15,974,000 ($0.16 per share) in income taxes that were retroactive for all of 2016 on the Company's U.S. business (see Note 10). In addition, net income for 2016 includes a $17,662,000 ($0.18 per share) pre-tax gain from the sale of approximately 10.0% of the Company's investment in Topgolf (see Note 7).