Form 10-Q
period 2018-03-31
CALLAWAY GOLF CO
filed 2018-05-09
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2018, the number of shares outstanding of the Registrant’s common stock outstanding was 94,421,053.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "on track," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, market conditions, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the related financial impact of the future business and prospects of the Company, TravisMathew, LLC ("TravisMathew") and OGIO International, Inc. ("OGIO"), the expected continued financial impact of the Company's joint venture in Japan and the impact of the 2017 Tax Cuts and Jobs Act (the "Tax Act"), which includes a broad range of provisions that could have a material impact on the Company's tax provision in future periods. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:

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
Investors should not place undue reliance on these forward-looking statements, which are based on current information and speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect new information or events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in the Company's most recent Annual Report on Form 10-K., as well as the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K subsequently filed with the Securities and Exchange Commission from time to time.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex-Apex Tour-APW-Aqua Dry-Arm Lock-Backstryke-Big Bertha-Big Bertha Alpha-Big T-Black Series-Bounty Hunter-C-C Grind-Callaway-Callaway Golf-Callaway Media Productions-Callaway Supersoft-Chev-Chev 18-Chevron Device-Chrome Soft-Cirrus-Comfort Tech-CUATER-Cup 360-CXR-360 Face Cup-D.A.R.T.-Dawn Patrol-Divine-Eagle-Engage-Epic-ERC-Exo-Cage-Fast Tech Mantle-FT Optiforce-FT Performance-FT Tour-FTiZ-Fusion-GBB-Gems-Gravity Core-Great Big Bertha-Great Big Bertha Epic-Griptac-Groove-In-Groove Technology-Heavenwood-Hex Aerodynamics-Hex Chrome-Hex Solaire-HX-Hyper Dry-Hyper-Lite-Hyper Speed Face-I-MIX-Innovate or Die-Ion-X-Jailbird-Jailbreak-Kings of Distance-Legacy-Longer From Everywhere-Mack Daddy-Majestic-MarXman-MD3 Milled-MD4 Tactical-Metal-X-Microhinge Face Insert-Number One Putter in Golf-O OGIO-O Works-Odyssey-Odyssey Works-Ogio-OGIO ALPHA-OGIO ARORA-OGIO CLUB-OGIO FORGE-OGIO ME-OGIO MY EXPRESSION-OGIO RENEGADE-OGIO SAVAGE-OGIO SHADOW-Opti Flex-Opti Grip-Opti Shield-Opti Therm-OptiFit-ORG 14-ORG 15-PRESTIGE 7-ProType-∙R∙-R-Moto-Renegade-Rig 9800-Rossie-RSX-S2H2-Sabertooth-Shredder-SoftFast-Solaire-Speed Regime-Speed Step-SR1-SR2-SR3-Steelhead XR-Steelhead-Strata-Strata Jet-Stronomic-Sub Zero-Superhot-T M-Tank-Tank Cruiser-Tech Series-Teron-TI-HOT-TMCA-Toe Up-Toulon-Tour Authentic -Trade In! Trade Up!-TRAVISMATHEW-Trionomer Cover-Tyro-udesign-Uptown-Versa-W Grind-Warbird-Weather Series-Wedgeducation-White Hot-White Hot Pro-White Hot Pro Havok-White Hot Tour-White Ice-World's Friendliest-X-12-X-14-X-16-X-18-X-20-X-22-X-24-X-ACT-X Hot-X Hot Pro-X² Hot-X Series-XR-XR 16-XSPANN-Xtra Traction Technology-Xtra Width Technology-XTT-2-Ball-3 Deep

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$38,718	$85,674
Accounts receivable, net	265,240	94,725
Inventories	262,290	262,486
Income taxes receivable	4,949	542
Other current assets	24,695	22,557
Total current assets	595,892	465,984
Property, plant and equipment, net	72,881	70,227
Intangible assets, net (Note 7)	225,491	225,758
Goodwill (Note 7)	56,694	56,429
Deferred taxes, net	82,698	91,398
Investment in golf-related venture (Note 9)	70,777	70,495
Other assets	11,115	10,866
Total assets	$1,115,548	$991,157
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$181,779	$176,127
Accrued employee compensation and benefits	27,578	40,173
Asset-based credit facilities	178,523	87,755
Accrued warranty expense	7,311	6,657
Equipment note, short-term	2,378	2,367
Income tax liability	3,905	1,295
Total current liabilities	401,474	314,374
Long-term liabilities:
Income tax payable	4,754	4,602
Deferred taxes, net	1,871	1,822
Long-term other	2,039	1,536
Equipment note, long-term	8,899	9,448
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 95,648,648 and 95,042,557 shares issued at March 31, 2018 and December 31, 2017, respectively	956	950
Additional paid-in capital	333,385	335,222
Retained earnings	374,758	324,081
Accumulated other comprehensive loss	(3,839)	(6,166)
Less: Common stock held in treasury, at cost, 1,227,595 and 411,013 shares at March 31, 2018 and December 31, 2017, respectively	(18,958)	(4,456)
Total Callaway Golf Company shareholders’ equity	686,302	649,631
Non-controlling interest in consolidated entity (Note 8)	10,209	9,744
Total shareholders’ equity	696,511	659,375
Total liabilities and shareholders’ equity	$1,115,548	$991,157

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Net sales	$403,191	$308,927
Cost of sales	202,729	161,212
Gross profit	200,462	147,715
Operating expenses:
Selling expense	82,960	71,762
General and administrative expense	21,894	22,864
Research and development expense	9,624	8,882
Total operating expenses	114,478	103,508
Income from operations	85,984	44,207
Interest income	52	31
Interest expense	(1,580)	(746)
Other expense, net	(4,506)	(4,406)
Income before income taxes	79,950	39,086
Income tax provision	17,219	13,206
Net income	62,731	25,880
Less: Net income (loss) attributable to non-controlling interest	(124)	191
Net income attributable to Callaway Golf Company	$62,855	$25,689

Earnings per common share:
Basic	$0.66	$0.27
Diluted	$0.65	$0.27
Weighted-average common shares outstanding:
Basic	94,975	94,070
Diluted	97,038	95,948

Dividends declared per common share	$0.01	$0.01

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$62,731	$25,880
Other comprehensive income (loss):
Change in derivative instruments	(1,556)	(3,156)
Foreign currency translation adjustments	4,721	5,988
Comprehensive income, before income tax on other comprehensive income items	65,896	28,712
Income tax expense (benefit) on derivative instruments	(249)	434
Comprehensive income	65,647	29,146
Less: Comprehensive income attributable to non-controlling interests	589	269
Comprehensive income attributable to Callaway Golf Company	$65,058	$28,877

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2018
	2018	2017
Cash flows from operating activities:
Net income	$62,731	$25,880
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	4,737	4,319
Deferred taxes, net	14,035	15,630
Non-cash share-based compensation	2,999	3,218
Gain on disposal of long-lived assets	(3)	(34)
Unrealized losses on foreign currency hedges	2,060	3,111
Change in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(185,490)	(106,254)
Inventories	4,134	20,410
Other assets	(760)	(1,565)
Accounts payable and accrued expenses	200	(17,692)
Accrued employee compensation and benefits	(12,883)	(8,037)
Accrued warranty expense	654	550
Income taxes receivable/payable, net	(1,748)	(2,326)
Other liabilities	60	(15)
Net cash used in operating activities	(109,274)	(62,805)
Cash flows from investing activities:
Capital expenditures	(7,964)	(6,301)
Investments in golf related investments	(282)	—
Acquisitions, net of cash acquired	—	(58,629)
Proceeds from sales of property and equipment	—	38
Net cash used in investing activities	(8,246)	(64,892)
Cash flows from financing activities:
Proceeds from credit facilities, net	90,768	64,988
Exercise of stock options	752	484
Repayments of long-term debt	(539)	—
Dividends paid, net	(954)	(939)
Acquisition of treasury stock	(20,123)	(15,369)
Net cash provided by financing activities	69,904	49,164
Effect of exchange rate changes on cash and cash equivalents	660	547
Net decrease in cash and cash equivalents	(46,956)	(77,986)
Cash and cash equivalents at beginning of period	85,674	125,975
Cash and cash equivalents at end of period	$38,718	$47,989
Supplemental disclosures:
Cash paid for income taxes, net	$4,244	$4,460
Cash paid for interest and fees	$1,317	$494
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$4,331	$3,099
Accrued capital expenditures at period-end	$746	$1,267
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance at December 31, 2017	95,043	$950	$335,222	$324,081	$(6,166)	(411)	$(4,456)	$649,631	$9,744	$659,375
Adoption of accounting standard	—	—	—	(11,185)	—	—	—	(11,185)	—	(11,185)
Acquisition of treasury stock	—	—	—	—	—	(1,273)	(20,123)	(20,123)	—	(20,123)
Exercise of stock options	—	—	(538)	—	—	98	1,290	752	—	752
Compensatory awards released from restriction	606	6	(4,298)	(39)	—	358	4,331	—	—	—
Share-based compensation	—	—	2,999	—	—	—	—	2,999	—	2,999
Cash dividends	—	—	—	(954)	—	—	—	(954)	—	(954)
Equity adjustment from foreign currency translation	—	—	—	—	4,132	—	—	4,132	589	4,721
Change in fair value of derivative instruments, net of tax	—	—	—	—	(1,805)	—	—	(1,805)	—	(1,805)
Net income	—	—	—	62,855	—	—	—	62,855	(124)	62,731
Balance at March 31, 2018	95,649	$956	$333,385	$374,758	$(3,839)	(1,228)	$(18,958)	$686,302	$10,209	$696,511

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by Callaway Golf Company (the “Company” or “Callaway Golf”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated condensed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Commission. These consolidated condensed financial statements, in the opinion of management, include all the normal and recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include provisions for warranty, uncollectible accounts receivable, inventory obsolescence, estimates for variable consideration related to sales returns and promotional programs, tax contingencies and provisional estimates due to the Tax Act enacted in December 2017, estimates on the valuation of share-based awards and recoverability of long-lived assets and investments. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or as new information becomes available.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged and lessees will no longer be provided with a source of off-balance sheet financing. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company plans to adopt this ASU on the effective date of January 1, 2019. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements, but it anticipates that upon adoption it will be required to record right-of-use assets and lease obligations on its consolidated condensed balance sheet, which could have a significant impact on the Company's financial position.

Adoption of New Accounting Standards
On January 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective approach, and applied this guidance to all contracts as of the adoption date as discussed in Note 2 below. This new standard requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfers to a customer. In addition, it requires companies to determine the transaction price for a contract, which is the price used to recognize revenue as well as the amount of consideration companies expect to collect from its customers in exchange for the promised goods or services in the contract. Because the transaction price can vary as a result of variable consideration for items such as sales returns, discounts, rebates, price concessions and incentives, companies are required to include an estimate of variable consideration in the transaction price. The adoption of this new standard accelerated the timing of when the Company recognizes variable consideration for certain sales promotions and price concessions that it offers to its customers. As a result, the Company now estimates the variable consideration related to these sales programs at the time of the sale based on a historical rate, as opposed to when these programs are approved and announced, which occurs later in the product's life cycle. Upon the adoption of Topic 606, the Company recorded a cumulative adjustment to beginning retained earnings of $11,185,000, as noted in the table below, to reflect the estimated amount of variable consideration related to future sales programs for revenue recognized in prior periods. Prior period information that is presented for comparative purposes has not been restated and continues to be reported under the accounting standards that were in effect in those periods.

Balance Sheet	Balance at December 31, 2017	Adjustments Due To Topic 606	Balance at January 1, 2018
Accounts receivable, net	$94,725	$(16,156)	$78,569
Deferred taxes, net	$91,398	$4,971	$96,369
Retained earnings	$324,081	$(11,185)	$312,896
The impact of adopting the new revenue standard on the Company's consolidated condensed statement of operations and balance sheet for the three month period ended March 31, 2018 was as follows:

	Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Net Sales	$403,191	$411,634	$(8,443)
Income tax provision	$17,219	$19,037	$(1,818)
Net income	$62,731	$69,356	$(6,625)

	March 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Assets
Accounts receivable, net	$265,240	$289,839	$(24,599)
Deferred taxes, net	$82,698	$77,008	$5,690

Liabilities and Equity
Income tax liability	$3,905	$5,004	$(1,099)
Retained earnings	$374,758	$392,568	$(17,810)
In February 2018, the FASB issued ASU No. 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) resulted in a disproportionate tax effect. The amendments are effective for all organizations for fiscal years beginning after December

15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this policy during the first quarter of 2018 using the specific identification method, and the adoption of this policy did not have a material impact on the Company’s consolidated condensed financial statements.
In October 2016, the FASB issued ASU No. 2016-16 “Intra-Entity Asset Transfer of Assets other than Inventory,” which eliminates the requirement to defer the tax effects of intra-entity asset transfers until they are disposed or sold to a third party. This ASU became effective as of January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated condensed financial statements.
In March 2016, the FASB issued ASU No. 2016-04, "Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products," which clarifies when it is acceptable to recognize the unredeemed portion of prepaid gift cards into income. This ASU became effective as of January 1, 2018. The adoption of this ASU did not change the Company's accounting for gift cards, and therefore did not impact the Company's consolidated condensed financial statements. As of March 31, 2018, the Company had $1,043,000 of deferred revenue related to unredeemed gift cards.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendment requires (i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). This amendment eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This ASU became effective as of January 1, 2018. As of March 31, 2018, the Company had an investment in Topgolf International, Inc., doing business as the Topgolf Entertainment Group ("Topgolf") of $70,777,000, consisting of common stock and various classes of preferred stock, which is accounted for at cost less any impairments, as this investment is without a readily determinable fair value. In accordance with ASU No. 2016-01, if there is an observable price change as a result of an orderly transaction for the identical or similar investment of the same issuer, the Company would be required to assess the fair value impact, if any, on each class of Topgolf stock held by the Company, and write such stock up or down to its estimated fair value. Based on prior observable market transactions, the Company believes that the fair value of its investment in Topgolf significantly exceeds its cost. If there are any observable price changes related to this investment, the adjustment to measure this investment at fair value could have a significant effect on the Company's financial position and results of operations (see Note 9). During the three months ended March 31, 2018, there were no transactions with observable price changes and as such, no adjustments to measure this investment at fair value were made as of March 31, 2018.
Note 2. Revenue Recognition
The Company recognizes revenue from the sale of its products, which include golf clubs, golf balls, golf bags and other lifestyle and golf-related apparel and accessories. The Company sells its products to customers, which include on- and off-course golf shops and national retail stores, as well as to consumers through its e-commerce business and at its apparel retail locations. In addition, the Company recognizes royalty income from the sale of certain soft goods products, as well as revenue from the sale of gift cards.
The Company's contracts with customers are generally in the form of a purchase order. In certain cases, the Company enters into sales agreements, which provide items such as specific terms, discounts and allowances. In addition, the Company enters into licensing agreements with certain distributors.

The following table presents the Company's revenue disaggregated by major product category and operating segment (in thousands):

	Three Months Ended March 31, 2018
	Operating Segments
	Golf Clubs	Golf Balls	Gear, Accessories & Other	Total
Major product category:
Woods	$128,802	$—	$—	$128,802
Irons	95,209	—	—	95,209
Putters	33,430	—	—	33,430
Golf Balls	—	54,922	—	54,922
Gear, Accessories and Other	—	—	90,828	90,828
	$257,441	$54,922	$90,828	$403,191
The Company sells its golf clubs and golf ball products as well as its gear and accessories in the United States and internationally, with its principal international markets being Japan and Europe. Sales of golf clubs, golf balls and gear and accessories in each region are generally proportional to the Company's consolidated net sales by operating segment as a percentage of total consolidated net sales. Sales of gear and accessories in Japan are proportionally higher relative to the size of that region due to sales from the apparel joint venture. The following table presents information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped.

Three Months Ended March 31, 2018
Major Geographic Region:	(In thousands)
United States	$235,161
Europe	51,202
Japan	69,275
Rest of Asia	24,775
Other foreign countries	22,778
$403,191
Product Sales
The Company recognizes revenue from the sale of its products when it satisfies the terms of a sales order from a customer or consumer, and transfers control of the products ordered to a customer or consumer. Control transfers at a point in time when products are shipped, and in certain cases, when products are received by customers. In addition, the Company recognizes revenue at the point of sale on transactions with consumers at its retail locations.
Royalty Income
Royalty income is recognized over time in net sales as underlying product sales occur, subject to certain minimum royalties, in accordance with the related licensing arrangements and is included in the Gear, Accessories and Other operating segment. Total royalty income for the three months ended March 31, 2018 and 2017 was $4,844,000 and $5,124,000, respectively.
Gift Cards
Revenues from gift cards are deferred and recognized when the cards are redeemed. The Company’s gift cards have no expiration date. The Company recognizes revenue from unredeemed gift cards, otherwise known as breakage, when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company uses a historical redemption rate to recognize breakage on unredeemed gift cards. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. As of December 31, 2017 and 2016, the total amount of deferred revenue on gift cards was

$971,000 and $1,273,000, respectively, of which $274,000 and $261,000 was recognized into revenue during the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, the total amount of deferred revenue on gift cards was $1,043,000.
Variable Consideration
The amount of revenue the Company recognizes is based on the amount of consideration it expects to receive from customers and consumers. The amount of consideration is the net sales price, which includes estimates of variable consideration, including sales returns, discounts and allowances as well as sales programs, sales promotions and price concessions that are offered by the Company. These estimates are based on the amounts earned or to be claimed by customers and consumers on the related sales, and are therefore classified as reductions to sales and trade accounts receivable.
The Company’s primary sales program, the “Preferred Retailer Program,” offers longer payment terms during the initial sell-in period, as well as potential rebates and discounts, for participating retailers in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training. Under this program, qualifying retailers can earn either discounts or rebates based upon the amount of product purchased. Discounts are applied and recorded at the time of sale. For rebates, the Company estimates the amount of variable consideration related to the rebate at the time of sale based on the customer’s estimated qualifying current year product purchases. The estimate is based on the historical level of purchases, adjusted for any factors expected to affect the current year purchase levels. The estimated year-end rebate is adjusted quarterly based on actual purchase levels, as necessary. The Preferred Retailer Program is generally short-term in nature and the actual amount of rebate to be paid under this program is known as of the end of the year and paid to customers shortly after year-end. Historically, the Company's actual amount of variable consideration related to its Preferred Retailer Program has not been materially different from its estimates.
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions. The Company estimates variable consideration related to these types of programs at the time of the sale based on a historical average rate, which generally aligns with the Company's products' life cycles. The Company monitors this estimate and adjusts the promotional liability when it becomes evident that the amount of consideration it expects to receive changes. Historically, the Company’s actual amount of variable consideration related to these sales programs has not been materially different from its estimates.
The Company records an estimate for anticipated returns through a reduction of sales and cost of sales and accounts receivable in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also offers its customers sales programs that allow for specific returns. The Company records a return liability for anticipated returns related to these sales programs at the time of the sale based on the terms of the sales program. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate its return liability.
Credit Losses
The Company's trade accounts receivable are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses, as well as reserves related to product returns and sales programs as described above. The estimate of credit losses is based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations. The Company's payment terms on its receivables from customers are generally 60 days or less.
The following table provides a reconciliation of the activity related to the Company’s allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning balance	$4,447	$5,728
Provision	(595)	737
Write-off of uncollectible amounts, net of recoveries	(43)	(2,765)
Ending balance	$3,809	$3,700

The Company has a two-year stated product warranty. The estimated cost associated with its product warranty continues to be recognized at the time of the sale. See Note 10 for further information.
Note 3. Business Combinations
During 2017, the Company completed the acquisitions of OGIO International, Inc. ("OGIO") and TravisMathew, LLC ("TravisMathew"). The purchase price of each acquisition was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition in accordance with ASC Topic 820, "Fair Value Measurement." The excess between the purchase price and the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The Company determined the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The Company may retrospectively adjust the fair value of the identifiable assets acquired and the liabilities assumed, as necessary, during the measurement period of up to one year from the acquisition date, to reflect new information existing at the acquisition date affecting the measurement of those amounts at that date, and any additional assets or liabilities existing at that date.
Valuations of acquired intangible assets and inventory are subject to fair value measurements that were based primarily on significant inputs not observable in the market and thus represent Level 3 measurements (see Note 14).
Both acquisitions were treated as asset purchases for income tax purposes and, as such, the Company expects to deduct all of the intangible assets, including goodwill, from taxable income over time.
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
The total purchase price was valued at $65,951,000. The Company recognized transaction costs of $1,805,000, which were recognized in general and administrative expenses during the three months ended March 31, 2017.

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
Acquisition of TravisMathew, LLC
On August 17, 2017, the Company acquired TravisMathew, a golf and lifestyle apparel company in an all-cash transaction pursuant to the terms of an Agreement and Plan of Merger, by and among the Company, TravisMathew, OTP LLC, a California limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and a representative of the equity holders of TravisMathew. The Company acquired TravisMathew by way of a merger of Merger Sub with and into TravisMathew, with TravisMathew surviving as a wholly-owned subsidiary of the Company. The primary reason for this acquisition was to enhance the Company's presence in golf while also providing a platform for future growth in the lifestyle category.
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
Note 4. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its primary and Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of March 31, 2018, the Company had $178,523,000 outstanding under these facilities, $1,271,000 in outstanding letters of credit, and $38,718,000 in cash and cash equivalents. As of March 31, 2018, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit and outstanding borrowings was $220,129,000. As of March 31, 2017, the Company had 76,954,000 outstanding under these facilities, $834,000 in outstanding letters of credit, and $47,989,000 in cash and cash equivalents. As of March 31, 2017, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit and outstanding borrowings, was $172,775,000.
Primary Asset-Based Revolving Credit Facility
In November 2017, the Company amended and restated its primary credit facility (the Third Amended and Restated Loan and Security Agreement) with Bank of America N.A. and other lenders (the “ABL Facility”), which provides a senior secured asset-based revolving credit facility of up to $330,000,000, comprised of a $260,000,000 U.S. facility (of which $20,000,000 is available for letters of credit), a $25,000,000 Canadian facility (of which $5,000,000 is available for letters of credit) and a $45,000,000 United Kingdom facility (of which $2,000,000 is available for letters of credit), in each case subject to borrowing base availability under the applicable facility. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), the Company's intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Canada and the United Kingdom. The real estate and intellectual property components of the borrowing base under the ABL Facility are both amortizing. The amount available for the real estate portion is reduced quarterly over a 15-year period, and the amount available for the intellectual property portion is reduced quarterly over a 3-year period.
As of March 31, 2018, the Company had $155,000,000 in borrowings outstanding under the ABL Facility and $1,271,000 in outstanding letters of credit. Amounts available under the ABL Facility fluctuate with the general seasonality of the business and increase and decrease with changes in the Company’s inventory and accounts receivable balances. Amounts available are highest during the first half of the year when the Company’s inventory and accounts receivable balances are higher and lower during the second half of the year when the Company's inventory levels decrease and its accounts receivable decrease as a result of cash collections and lower sales. Average outstanding borrowings during the three months ended March 31, 2018 were

$110,431,000, and average amounts available under the ABL Facility during the three months ended March 31, 2018, after outstanding borrowings and letters of credit, was approximately $150,107,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable on November 20, 2022.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including meeting certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. As of March 31, 2018, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below 10% of the maximum facility amount. The Company’s borrowing base availability was above $33,000,000 during the three months ended March 31, 2018, and the Company was in compliance with the fixed charge coverage ratio as of March 31, 2018. Had the Company not been in compliance with the fixed charge coverage ratio as of March 31, 2018, the Company's maximum amount of additional indebtedness that could have been outstanding on March 31, 2018 would have been reduced by $33,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. The applicable margin for any month could be reduced by 0.25% if the Company’s availability ratio is greater than or equal to 67%, so long as no default or event of default exists. At March 31, 2018 the Company’s trailing 12 month average interest rate applicable to its outstanding loans under the ABL Facility was 4.26%. Additionally, the ABL Facility provides for monthly fees of 0.25% of the unused portion of the ABL Facility.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $2,270,000, which will be amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees at March 31, 2018 and December 31, 2017 were $2,107,000 and $2,197,000, respectively, of which $460,000 and $454,000, respectively, were included in other current assets and $1,647,000 and $1,743,000, respectively, were included in other long-term assets in the accompanying consolidated condensed balance sheets.
In addition to the revolving credit facility, the Company also has a senior secured term loan facility (the "Term Loan Facility") in an amount of $30,000,000 under the ABL Facility agreement, which is secured by a portion of the Company's intellectual property. The Term Loan Facility provides for a monthly commitment fee equal to 0.50% on the unused portion of the Term Loan Facility until the Term Loan Facility is drawn or terminated. The Term Loan Facility may be borrowed at any time until May 20, 2018 and will begin amortizing 15 months after the borrowing date. If the Term Loan Facility is ever outstanding, the Company must maintain a minimum Fixed Charge Coverage Ratio of 1.25 and a maximum leverage ratio of 4.0. The entire outstanding principal amount (if any) is due and payable at November 20, 2021. There were no amounts outstanding under the Term Loan Facility as of March 31, 2018.
The Term Loan Facility is also subject to a one-time excess cash flow payment for the 2018 fiscal year, which cannot exceed the least of (i) 50% of excess cash flow, (ii) $10 million and (iii) the amount that would put the Company into cash dominion under the ABL Facility. The excess cash flow payment must be made within 60 days after the delivery of audited financial statements for 2018.
Japan ABL Facility
In January 2018, the Company refinanced the asset-based loan agreement between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFJ, Ltd, (the "Japan ABL Facility") which provides a credit facility of up to 4,000,000,000 Yen (or U.S. $37,636,000, using the exchange rate in effect as of March 31, 2018) over a three-year term, subject to borrowing base availability under the facility. The amounts outstanding are secured by certain assets, including eligible inventory and eligible accounts receivable. The Japan ABL Facility also includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of March 31, 2018, the Company was in compliance with these covenants. The Japan ABL Facility is subject to an effective interest rate equal to TIBOR plus 0.80%.
The Company had 2,500,000,000 Yen (or approximately U.S. $23,523,000) in borrowings outstanding under the Japan ABL Facility as of March 31, 2018, and the year to date average interest rate applicable to the Company's outstanding borrowings under this facility was 0.86%. The facility expires in January 2021.

Equipment Note
In December 2017, the Company entered into a long-term financing agreement (the "Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of March 31, 2018 and December 31, 2017, the Company had $11,277,000 and $11,815,000, respectively, outstanding under this agreement, of which $2,378,000 and $2,367,000 were reported in current liabilities, respectively, and $8,899,000 and $9,448,000 were reported in long-term liabilities, respectively, in the accompanying consolidated condensed balance sheets. The Company's interest rate applicable to outstanding borrowings was 3.79%. Total interest expense recognized during the three months ended March 31, 2018 was $110,000.
The Equipment Note is subject to compliance with a fixed charge coverage ratio covenant of 1.25 during each fiscal quarter in which the Company has outstanding borrowings, and a fixed charge coverage ratio of 1.0 during periods in which no borrowings are outstanding. As of March 31, 2018, the Company was in compliance with these covenants.
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
The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Earnings per common share—basic
Net income	$62,731	$25,880
Less: Net income (loss) attributable to non-controlling interests	(124)	191
Net income attributable to Callaway Golf Company	$62,855	$25,689
Weighted-average common shares outstanding—basic	94,975	94,070
Basic earnings per common share	$0.66	$0.27
Earnings per common share—diluted
Net income attributable to Callaway Golf Company	$62,855	$25,689
Weighted-average common shares outstanding—basic	94,975	94,070
Options and restricted stock	2,063	1,878
Weighted-average common shares outstanding—diluted	97,038	95,948
Dilutive earnings per common share	$0.65	$0.27
For the three months ended March 31, 2017, securities outstanding totaling approximately 152,000 shares comprised of stock options, have been excluded from the calculation of earnings per common share—diluted as their effect would be antidilutive. There were no securities excluded from the calculation of earnings per common share—diluted for the three months ended March 31, 2018.

Note 6. Inventories
Inventories are summarized below (in thousands):

	March 31, 2018	December 31, 2017
Inventories:
Raw materials	$70,357	$67,785
Work-in-process	1,027	868
Finished goods	190,906	193,833
	$262,290	$262,486
Note 7. Goodwill and Intangible Assets
Goodwill at March 31, 2018 increased to $56,694,000 from $56,429,000 at December 31, 2017. This $265,000 increase was due to foreign currency fluctuations. The Company's goodwill is reported within the Golf Clubs and Gear, Accessories and Other operating segments (see Note 17).
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	March 31, 2018			December 31, 2017
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$218,364	$—	$218,364	$218,364	$—	$218,364
Amortizing:
Patents	2-16	31,581	31,505	76	31,581	31,491	90
Other	1-9	15,780	8,729	7,051	15,780	8,476	7,304
Total intangible assets		$265,725	$40,234	$225,491	$265,725	$39,967	$225,758
Aggregate amortization expense on intangible assets was approximately $267,000 and $58,000 for the three months ended March 31, 2018 and 2017, respectively.
Amortization expense related to intangible assets at March 31, 2018 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2018	$800
2019	1,053
2020	966
2021	910
2022	734
2023	595
Thereafter	2,069
$7,127
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
As a result of the consolidation, during the three months ended March 31, 2018, the Company recorded a net loss attributable to the non-controlling interest of $124,000 in its consolidated condensed statement of operations. Total non-controlling interests on the Company's consolidated condensed financial statements was $10,209,000 and $9,744,000 at March 31, 2018 and December 31, 2017, respectively.
Note 9. Investments
Investment in Topgolf International, Inc.
The Company owns a minority interest of approximately 14.0% in Topgolf, the owner and operator of Topgolf entertainment centers, which ownership consists of common stock and various classes of preferred stock. In connection with this investment, the Company has a preferred partner agreement with Topgolf in which the Company has preferred signage rights, rights as the preferred supplier of golf products used or offered for use at Topgolf facilities at prices no less than those paid by the Company’s customers, preferred retail positioning in the Topgolf retail stores, and other rights incidental to those listed above.
The Company invested an additional $282,000 in common and preferred shares of Topgolf through a private transaction with individual shareholders during the three months ended March 31, 2018. The Company made no additional investments in Topgolf during the three months ended March 31, 2017.
In December 2017, Topgolf announced that it had completed a private placement led by Fidelity Management and Research Company (the "Fidelity Investment"), in which the Company invested $20,000,000 in series F preferred shares of Topgolf. Due to the nature and timing of this transaction, the Company believes the carrying value of its series F preferred shares that were purchased in this private placement approximates fair value as of December 31, 2017. The Company is unable to estimate the fair value of its other series of preferred stock or common stock due to the dissimilar nature of conversion rights, liquidation features and other preferred terms of these shares relative to the series F preferred shares. Further, it would not be practicable for the Company to determine the discount, if any, that would be applicable to any preferred terms, as well as any other rights provided to the holders of the various series of preferred stock, nor a premium, if any, for the incremental value that might apply in the case of a change in control transaction (e.g. an initial public offering or sale of Topgolf). The Company’s Topgolf shares are illiquid and there is no assurance that all classes of Topgolf shares would receive equivalent value upon a sale or other liquidation.
As of March 31, 2018 and December 31, 2017, the Company's total investment in Topgolf was $70,777,000 and $70,495,000, respectively.
As of March 31, 2018, there were no impairment indicators present with respect to this investment. Based on observable market transactions prior to December 31, 2017, the Company believes that the fair value of its investment in Topgolf significantly exceeds its cost. As of March 31, 2018, this investment was accounted for at cost less impairments (if any), as its fair value is not readily determinable. In accordance with ASU No. 2016-01 (see Note 2), if there is an observable price change as a result of an orderly transaction for the identical or similar investment of the same issuer, the Company would be required to assess the fair value impact, if any, on each class of Topgolf stock held by the Company, and write such stock up or down to its estimated fair value, which could have a significant effect on the Company's financial position and results of operations. During the three months ended March 31, 2018, there were no transactions with observable price changes and as such, no adjustments to measure this investment at fair value were made as of March 31, 2018.
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

The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning balance	$6,657	$5,395
Provision	2,366	1,922
Claims paid/costs incurred	(1,712)	(1,372)
Ending balance	$7,311	$5,945
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
As of December 22, 2017, the Tax Act was enacted into legislation, which includes a broad range of provisions affecting businesses. The Tax Act significantly revises how companies compute their U.S corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S owned foreign held earnings and profits known as the toll charge or transition tax. For the three months ended March 31, 2018, the Company's consolidated effective tax rate was 21.5%.
As of December 31, 2017, the Company was able to reasonably estimate certain effects of the Tax Act and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and rate change revaluation of the deferred tax assets. The Company has not made any additional measurement-period adjustments related to these items during the first quarter of 2018, as the Company is still awaiting relevant guidance as to the provisions included in the Tax Act. However, the Company is continuing to gather additional information to complete the accounting for these items and expects to complete the accounting within the prescribed measurement period.
The realization of deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. Due to the Company’s continued profitability, combined with future projections of profitability, the Company has determined that the majority of its U.S. deferred tax assets are more likely than not to be realized. The valuation allowance on the Company’s U.S. deferred tax assets as of March 31, 2018 primarily relates to state net operating loss carryforwards and credits that the Company estimates it may not be able to utilize in future periods. With respect to non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established.
The income tax provision for the three months ended March 31, 2018 and 2017 was $17,219,000 and $13,206,000, respectively. The increase was primarily due to higher pre-tax income in the Company’s U.S. operations, which exceeded the impact of the reduction of the corporate tax rate with the Tax Act.
At March 31, 2018, the gross liability for income taxes associated with uncertain tax positions was $9,585,000. Of this amount, $1,644,000 would benefit the Company’s consolidated condensed financial statements and effective income tax rate if favorably settled. The unrecognized tax benefit liabilities are expected to decrease by approximately $123,000 during the next 12 months. The gross liability for uncertain tax positions increased by $285,000 for the three months ended March 31, 2018. The increase was primarily due to increases for tax positions expected to be taken in the current tax year.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended March 31, 2018 and 2017, the Company's provision for income taxes includes expense of $117,000 and $47,000, respectively, related to the recognition of interest and/or penalties. As of March 31, 2018 and December 31, 2017, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $1,735,000 and $1,618,000, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2010 and prior
California (United States)	2008 and prior
Canada	2009 and prior
Japan	2011 and prior
South Korea	2012 and prior
United Kingdom	2013 and prior
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
The Company regularly assesses such matters to determine the degree of probability that the Company will incur a material loss as a result of such matters as well as the range of possible loss. An estimated loss contingency is accrued in the Company’s consolidated financial statements if it is probable the Company will incur a loss and the amount of the loss can be reasonably estimated. The Company reviews all claims, proceedings and investigations at least quarterly and establishes or adjusts any accruals for such matters to reflect the impact of negotiations, settlements, advice of legal counsel and other information and events pertaining to a particular matter. All legal costs associated with such matters are expensed as incurred.
Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated condensed results of operations, cash flows or financial position of the Company. The Company believes that it has valid legal defenses to the matters currently pending against the Company. These matters are inherently unpredictable, and the resolutions of these matters are subject to many uncertainties and the outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary loss, amounts covered by insurance or the financial impact that will result from such matters. In addition, the Company cannot assure that it will be able to successfully defend itself in those matters or that any amounts accrued are sufficient.  The Company does not believe that the matters currently pending against the Company will have a material adverse effect on the Company’s consolidated business, financial condition, cash flows or results of operations.
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, as well as endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. As of March 31, 2018, the Company has entered into many of these contractual agreements with terms ranging from one to four years. The minimum obligation that the Company is required to pay under these agreements is $81,109,000 over the next four years. Future minimum commitments as of March 31, 2018, are as follows (in thousands):

Remainder of 2018	$48,252
2019	18,979
2020	8,218
2021	4,033
2022	1,627
$81,109
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
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $1,271,000 as of March 31, 2018.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s consolidated condensed financial statements. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2018 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 13. Share-Based Employee Compensation
As of March 31, 2018, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan"). From time to time, the Company grants stock options, restricted stock units, performance share units, phantom stock units, stock appreciation rights and other awards under these plans.

The table below summarizes the amounts recognized in the financial statements for the three months ended March 31, 2018 and 2017 for share-based compensation, including expense for restricted stock units, performance share units, stock options and cash settled stock appreciation rights.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cost of sales	$213	$217
Operating expenses	2,786	2,968
Total cost of share-based compensation included in income, before income tax	$2,999	$3,185
Restricted Stock Units
Restricted stock units awarded under the 2004 Incentive Plan and the 2013 Directors Plan are valued at the Company’s closing stock price on the date of grant. Restricted stock units generally vest over a one- to three-year period. Compensation expense for restricted stock units is recognized on a straight-line basis over the vesting period and is reduced by an estimate for forfeitures. During the three months ended March 31, 2018 and 2017, the Company granted 360,000 and 465,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $14.80 and $10.13, respectively.
Total compensation expense, net of estimated forfeitures, recognized for restricted stock units during the three months ended March 31, 2018 and 2017 was $1,387,000 and $1,221,000, respectively. At March 31, 2018, the Company had $12,379,000 of total unamortized compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.8 years.
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
The Company granted 307,000 and 370,000 shares underlying performance share units during the three months ended March 31, 2018 and 2017, respectively, at a weighted average grant-date fair value of $14.80 and $10.10 per share, respectively. The awards granted during 2018 and 2017 are subject to a three-year performance period provided that (i) if certain first year performance goals are achieved, the participant could earn up to 50% of the three-year target award shares, subject to continued service through the vesting date, and (ii) if certain cumulative first- and second-year performance goals are achieved, the participant could earn up to an aggregate of 80% of the three-year target award shares (which includes any shares earned during the first year), subject to continued service through the vesting date. Based on the Company’s performance, participants earned a minimum of 50% of the target award shares granted in 2017, and 80% of the target award shares granted in 2016, in each case subject to continued service through the vesting date.
During the three months ended March 31, 2018 and 2017, the Company recognized total compensation expense, net of estimated forfeitures, for performance share units of $1,604,000 and $1,988,000, respectively. At March 31, 2018, unamortized compensation expense related to these awards was $11,682,000, which is expected to be recognized over a weighted-average period of 1.9 years.

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
The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 15) that are measured at fair value on a recurring basis by the above pricing levels at March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2018
Foreign currency forward contracts—asset position	$1,119	$—	$1,119	$—
Foreign currency forward contracts—liability position	(4,684)	—	(4,684)	—
	$(3,565)	$—	$(3,565)	$—
December 31, 2017
Foreign currency forward contracts—asset position	$179	$—	$179	$—
Foreign currency forward contracts—liability position	(239)	—	(239)	—
	$(60)	$—	$(60)	$—
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
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at March 31, 2018 and December 31, 2017 are categorized within Level 1 of the fair value hierarchy. The table below summarizes information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated condensed balance sheets as of March 31, 2018 and December 31, 2017, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Primary asset-based revolving credit facility(1)	$155,000	$155,000	$74,000	$74,000
Japan ABL Facilities(1)	$23,523	$23,523	$13,755	$13,755
Equipment Note(2)	$11,277	$11,277	$11,815	$11,815
Standby letters of credit(3)	$1,271	$1,271	$887	$887

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

(2)
In December 2017, the Company entered into the Equipment Note secured by certain equipment at the Company's golf ball manufacturing facility. As of March 31, 2018 and December 31, 2017, the Company had $11,277,000 and $11,815,000, respectively, outstanding under the Equipment Note. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 4 for further information.

(3)
The carrying value of the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts. The fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include long-lived assets, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During each of the three months ended March 31, 2018 and 2017, there were no impairment indicators related to the Company's assets that are measured at fair value on a nonrecurring basis. Assets purchased in connection with the acquisitions of OGIO and TravisMathew were valued at their net realizable value on the date of purchase (see Note 3).
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
The following table summarizes the fair value of the Company's foreign currency forward contracts as well as the location of the asset and/or liability on the consolidated condensed balance sheets at March 31, 2018 and December 31, 2017 (in thousands):

	Asset Derivatives
	March 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$254	Other current assets	$168

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$865	Other current assets	$11

	Liability Derivatives
	March 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$1,770	Accounts payable and accrued expenses	$194

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$2,914	Accounts payable and accrued expenses	$45
The Company's foreign currency forward contracts are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated condensed balance sheets at March 31, 2018 and December 31, 2017.
Cash Flow Hedging Instruments
The Company uses foreign currency forward contracts designated as qualifying cash flow hedging instruments to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 to 15 months from their inception. At March 31, 2018 and December 31, 2017, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $52,067,000 and $14,210,000, respectively. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the critical terms method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. Any ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 14).
As of March 31, 2018, the Company recorded a net loss of $1,601,000 in other comprehensive income (loss) related to its hedging activities. Of this amount, net losses of $45,000 for the three months ended March 31, 2018 were relieved from other comprehensive income and recognized in cost of goods sold for the underlying intercompany sales that were recognized. There were no ineffective hedge gains or losses recognized during the three months ended March 31, 2018. Gains on forward points of $61,000 recognized as incurred for the three months ended March 31, 2018. Based on the current valuation, the Company expects to reclassify net losses of $1,576,000 from accumulated other comprehensive income into net earnings during the next 12 months.
The Company recognized net gains of $902,000 in cost of goods sold for the three months ended March, 31, 2017.
The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the three months ended March 31, 2018 (in thousands):

	Loss Recognized in Other Comprehensive Income (Effective Portion)
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2018	2017
Foreign currency forward contracts	$(1,601)	$(2,554)

	Loss Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2018	2017
Foreign currency forward contracts	$(45)	$(902)

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At March 31, 2018 and December 31, 2017, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $139,457,000 and $4,821,000, respectively. The increase in foreign currency forward contracts reflects the general timing of when the Company enters into these contracts. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 14).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Location of Net Loss Recognized in Income on Derivative Instruments	Amount of Net Loss Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended March 31,
		2018	2017
Foreign currency forward contracts	Other expense, net	$(3,860)	$(5,175)
In addition, for the three months ended March 31, 2018 the Company recognized net foreign currency losses related to transactions with its foreign subsidiaries of $635,000, and net foreign currency gains of $675,000 for the three months ended March 31, 2017.
Note 16. Accumulated Other Comprehensive Income
The following table details the amounts reclassified from accumulated other comprehensive loss to cost of goods sold, as well as changes in foreign currency translation for the three months ended March 31, 2018. Amounts are in thousands.

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, December 31, 2017, after tax	$(328)	$(5,838)	$(6,166)
Change in derivative instruments	(1,601)	—	(1,601)
Net gains reclassified to cost of goods sold	45	—	45
Foreign currency translation adjustments	—	4,132	4,132
Income tax benefit	(249)	—	(249)
Accumulated other comprehensive loss, March 31, 2018, after tax	$(2,133)	$(1,706)	$(3,839)
Note 17. Segment Information
The Company has three operating segments that are organized on the basis of products, namely Golf Clubs, Golf Balls and Gear, Accessories and Other. The Golf Clubs segment consists of Callaway Golf drivers and fairway woods, hybrids, irons and wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets and sales of pre-owned golf clubs. At the product category level, sales of packaged sets are included within irons, and sales of pre-owned golf clubs are included in the respective woods, irons and putters product categories. The Golf Balls segment consists of Callaway Golf and Strata golf balls that are designed, manufactured and sold by the Company. The Gear, Accessories and Other segment consists of golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other lifestyle and golf-related apparel, gear and accessories, OGIO branded gear and accessories, sales of apparel and accessories from the Company's joint venture in Japan, TravisMathew branded apparel, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products. There are no significant intersegment transactions.
The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended March 31,
	2018	2017
Net sales:
Golf Clubs	$257,441	$193,591
Golf Balls	54,922	48,224
Gear, Accessories and Other	90,828	67,112
	$403,191	$308,927
Income before income taxes:
Golf Clubs	$65,831	$34,953
Golf Balls	12,525	11,521
Gear, Accessories and Other	20,337	9,619
Reconciling items(1)	(18,743)	(17,007)
	$79,950	$39,086
Additions to long-lived assets:
Golf Clubs	$2,536	$3,795
Golf Balls	2,898	2,536
Gear, Accessories and Other	1,382	501
	$6,816	$6,832

(1)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability.

	March 31, 2018	December 31, 2017
Total Assets:
Golf Clubs	$314,034	$321,265
Golf Balls	55,645	57,120
Gear, Accessories and Other	247,677	236,515
Reconciling items(1)	498,192	376,257
	$1,115,548	$991,157
Goodwill:
Golf Clubs	$27,169	$26,904
Golf Balls	—	—
Gear, Accessories and Other	29,525	29,525
	$56,694	$56,429

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
Results of Operations
Overview of Business and Seasonality
Products
The Company designs, manufactures and sells high quality golf clubs, golf balls, golf bags and other lifestyle and golf-related apparel, gear and accessories. The Company designs its products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company designs golf products for golfers of all skill levels, both amateur and professional. In 2017, the Company acquired OGIO International, Inc. ("OGIO"), a leading manufacturer of high quality bags and accessories in the golf and lifestyle categories, and TravisMathew, LLC ("TravisMathew"), a manufacturer of premium golf and lifestyle apparel and accessories. The primary reason for these acquisitions was to enhance the Company's presence in golf while also providing a platform for future growth in the lifestyle category.
Operating Segments
The Company has three operating segments that are organized on the basis of products, namely Golf Clubs, Golf Balls and Gear, Accessories and Other. The Golf Clubs segment consists of Callaway Golf drivers and fairway woods, hybrids, irons and wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets and sales of pre-owned golf clubs. At the product category level, sales of packaged sets are included within irons, and sales of pre-owned golf clubs are included in the respective woods, irons and putters product categories. The Golf Balls segment consists of Callaway Golf and Strata golf balls that are designed, manufactured and sold by the Company. The Gear, Accessories and Other segment consists of golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other lifestyle and golf-related apparel, gear and accessories, OGIO branded gear and accessories, sales of apparel and accessories from the Company's joint venture in Japan, TravisMathew branded apparel, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products. For further information about the Company's segments, see Note 17 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Cost of Sales
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. As a result of the actions taken to improve manufacturing efficiencies, over 85% of the Company's manufacturing costs, primarily material and component costs, are variable in nature and fluctuate with sales volumes. With respect to the Company's operating segments, variable costs as a percentage of cost of sales range between 85% to 95% for Golf Clubs and 75% to 85% for

Golf Balls. Variable costs for Gear, Accessories and Other are generally greater than 95% as fewer fixed costs are used in the manufacturing of the Company's soft goods products. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Operating Segments Results for the Three Months Ended March 31, 2018 and 2017—Segment Profitability" below for further discussion of gross margins.
Seasonality
Golf Clubs and Golf Balls
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
Gear, Accessories and Other
Sales of the Company's gear and accessories historically followed the golf clubs and golf balls seasonality, where most of the sales and profitability occurred during the first half of the year. With the Company's addition of the Japan apparel joint venture and the acquisition of OGIO as discussed above, the Company's seasonality in this segment shifted to the second half of the year as these businesses generate higher sales in the third and fourth quarters during the winter apparel season in Japan, and during the holiday season in the United States when sales of OGIO branded products are higher. Sales of the recently acquired TravisMathew brand of apparel and accessories are expected to be higher during the first half of the year.
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
Executive Summary
The Company’s net sales increased 30.5% in the first quarter of 2018 to $403.2 million, compared to $308.9 million in the first quarter of 2017. This increase reflects increased net sales in all operating segments, all major product categories and across all major geographical regions primarily due to the success of the new 2018 product line, including the Rogue line of woods and irons and new Chrome Soft line of golf balls. In addition, the increase in net sales in the first quarter of 2018 was driven by a product launch cadence that is heavily weighted toward the first quarter, incremental apparel sales due to the TravisMathew acquisition that was completed in August 2017, the favorable impact of foreign currency fluctuations, and improved market conditions.
The Company’s gross profit improved 35.7% to $200.5 million in the first quarter of 2018 compared to $147.7 million in the first quarter of 2017, and gross margin improved 190 basis points to 49.7% in the first quarter of 2018 compared to 47.8% in the first quarter of 2017. This increase in gross margin was primarily due to continued price increases and scale in the core business, the addition of the TravisMathew business, which is accretive to the Company's gross margins, and the net favorable impact of the changes in foreign currency rates. These increases were partially offset by an increase in product component costs resulting from higher cost materials and technology incorporated into the current year Rogue woods and irons and Chrome Soft golf balls products.
Operating expenses increased $11.0 million or 10.6% compared to the first quarter of 2017 primarily due to incremental expenses from the TravisMathew business, increased variable expenses related to higher net sales and the negative impact of changes in foreign currency rates. These increases were partially offset by non-recurring transaction and transition charges incurred in the first quarter of 2017 related to the OGIO acquisition that was completed in January 2017.
The provision for income taxes increased $4.0 million or 30.4% compared to the first quarter of 2017 primarily due to a $41.8 million increase in operating income period over period. As a percent of pre-tax income the Company’s effective income tax rate declined to 21.5% compared to 33.8% in the first quarter of 2017 primarily due to the Tax Cuts and Jobs Act (the "Tax Act"), which reduced the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017.
Net income increased $37.2 million or 12.0% to $62.9 million in the first quarter of 2018 compared to $25.7 million in the first quarter of 2017, and diluted earnings per share increased 140.7% to $0.65 on 97.0 million shares outstanding compared to $0.27 on 95.9 million shares outstanding. The increased earnings in 2018 reflect the increased sales in the core business, the addition of TravisMathew business, improved gross margins and a lower tax rate due to the 2017 Tax Act.
Three-Month Periods Ended March 31, 2018 and 2017
Net sales for the three months ended March 31, 2018 increased $94.3 million (30.5%) to $403.2 million compared to $308.9 million for the three months ended March 31, 2017. This improvement was driven by an increase in net sales in all operating segments, major product categories and major geographical regions primarily due to the strength of the Company's 2018 product line and continued brand momentum resulting from the successful launch of the Rogue line of woods and irons and the 2018 Chrome Soft line of golf balls, as well as incremental apparel sales due to the TravisMathew acquisition completed in August 2017. In addition, net sales in the first quarter of 2018 include $10.9 million of favorable foreign currency fluctuations relative to the first quarter of 2017.
Net sales in the three months ended March 31, 2018 were also impacted by the new revenue recognition standard, which became effective on January 1, 2018. The new standard requires the Company to recognize an estimate for its promotional programs and price concessions at the time of sale based on an estimated historical rate, as opposed to when they are approved by the Company and announced to customers, which is generally at the end of the product's life cycle. As a result of this change, the Company will now recognize a higher reduction in revenue related to these programs during the first half of the year, when revenues are seasonally higher. By comparison, in the prior year, the Company recognized its promotional programs primarily in the second and third quarters. For further information about the adoption of the new revenue recognition standard, see Note 1 “Basis of Presentation” and Note 2 "Revenue Recognition" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended March 31,		Growth
	2018	2017	Dollars	Percent
Net sales:
Golf Clubs	$257.5	$193.6	$63.9	33.0%
Golf Balls	54.9	48.2	6.7	13.9%
Gear, Accessories and Other	90.8	67.1	23.7	35.3%
	$403.2	$308.9	$94.3	30.5%
For further discussion of each operating segment’s results, see “Operating Segments Results for the Three Months Ended March 31, 2018 and 2017” below.

Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth		Constant Currency Growth vs. 2017
	2018	2017(1)	Dollars	Percent	Percent
Net sales:
United States	$235.2	$178.3	$56.9	31.9%	31.9%
Europe	51.2	44.6	6.6	14.8%	2.5%
Japan	69.3	46.5	22.8	49.0%	41.8%
Rest of Asia	24.8	18.3	6.5	35.5%	27.5%
Other countries	22.7	21.2	1.5	7.1%	4.0%
	$403.2	$308.9	$94.3	30.5%	27.0%

(1) Prior period amounts have been reclassified to conform to current year presentation of regional sales related to OGIO-branded products.
Net sales in the United States increased $56.9 million (31.9%) to $235.2 million during the three months ended March 31, 2018 compared to $178.3 million for the three months ended March 31, 2017. Net sales in regions outside of the United States increased $37.4 million (28.7%) to $168.0 million for the three months ended March 31, 2018 compared to $130.6 million for the three months ended March 31, 2017. As discussed above, the increase in net sales across all major regions reflects the successful current year launch of the Rogue family of woods and irons, and the 2018 Chrome Soft line of golf balls. In addition, the increase in net sales in the United States reflects stronger market conditions as well as incremental apparel sales resulting from the TravisMathew acquisition that was completed in August 2017. The increase in net sales in Japan was a result of strong market conditions combined with the launch timing of the region-specific Epic Star line of irons that were launched in the third quarter of 2017. The increase in net sales in Europe was primarily due to the favorable impact of foreign currency fluctuations on net sales partially offset by the negative impact of poor weather conditions which resulted in a slow start to the golf season. In the first quarter of 2018, fluctuations in foreign currencies had a favorable impact on international net sales of $10.9 million relative to the same period in the prior year.
Gross profit increased $52.7 million (35.7%) to $200.5 million for the three months ended March 31, 2018 compared to $147.7 million in the same period of 2017, and gross margin increased 190 basis points to 49.7% for the first three months of 2018 compared to 47.8% for the same period in 2017. The increase in gross margin was primarily attributable to an increase in price and product mix driven primarily by higher average selling prices in the woods product category, combined with incremental sales of TravisMathew apparel products, which were accretive to gross margin. These increases in price and product mix contributed to an overall increase of 765 basis points in gross margin. These increases were partially offset by an increase in product component costs as a result of the higher cost of materials and technology incorporated into current year products, which reduced gross margin by approximately 560 basis points. For further discussion of gross margin, see "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Operating Segments Results for the three months ended March 31, 2018 and 2017—Segment Profitability" below.
Selling expenses increased by $11.2 million to $83.0 million (20.6% of net sales) during the three months ended March 31, 2018 compared to $71.8 million (23.2% of net sales) in the comparable period of 2017. This dollar increase was primarily due to a $4.0 million increase in marketing and tour expense, an additional $3.5 million of incremental selling costs resulting from the addition of the TravisMathew business, and an increase of $2.0 million in employee costs.
General and administrative expenses decreased by $1.0 million to $21.9 million (5.4% of net sales) during the three months ended March 31, 2018 compared to $22.8 million (7.4% of net sales) in the comparable period of 2017. This decrease was primarily due to $4.0 million of transaction and transition costs incurred in the first quarter of 2017 in connection with the OGIO acquisition. This was partially offset by $2.8 million of incremental costs in the first quarter of 2018 resulting from the addition of the TravisMathew business, combined with an increase of $0.8 million in legal expenses and professional fees.
Research and development expenses increased by $0.7 million to $9.6 million (2.4% of net sales) during the three months ended March 31, 2018 compared to $8.9 million (2.9% of net sales) in the comparable period of 2017, primarily due to an increase in employee costs as well as an increase related to the addition of the TravisMathew business.

Interest expense increased $0.8 million to $1.6 million during the three months ended March 31, 2018 compared to $0.7 million in the comparable period of 2017, primarily due to an increase in outstanding borrowings under the Company's credit facilities period over period.
Other expense, net increased to $4.5 million during the three months ended March 31, 2018 compared to $4.4 million in the comparable period of 2017. This $0.1 million increase was primarily due to an increase in net foreign currency losses from non-designated foreign currency hedging contracts.
The Company’s provision for income taxes increased by $4.0 million to $17.2 million for the three months ended March 31, 2018, compared to $13.2 million in the comparable period of 2017, primarily due to a $41.8 million increase in operating income. As a percent of pre-tax income the Company’s income tax rate declined to 21.5% compared to 33.8% in the first quarter of 2017 primarily due to the Tax Act, which reduced the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017.
For further discussion see Note 11 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net income for the three months ended March 31, 2018 increased by $37.2 million to $62.9 million compared to $25.7 million in the comparable period of 2017. Diluted earnings per share increased by $0.38 to $0.65 in the first three months of 2018 compared to $0.27 in the same period in 2017.

Operating Segment Results for the Three Months Ended March 31, 2018 and 2017
Golf Clubs
Golf clubs sales increased $63.9 million (33.0%) to $257.4 million in the first three months of 2018 compared to the same period in 2017, primarily due to the successful launch of the Rogue line of woods and irons in the first quarter of 2018, combined with an increase in putters sales due to the continued success of the Odyssey Works Black and Red putters launched during the third quarter of 2017. This increase in net sales of golf clubs was partially offset by the adoption of the new revenue recognition standard as discussed above, which resulted in the earlier recognition of promotional programs and price concessions during the first quarter of 2018 compared to the same period in 2017.
Net sales information for the Golf Clubs segment by product category is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth
	2018	2017	Dollars	Percent
Net sales:
Woods	$128.8	$107.6	$21.2	19.7%
Irons	95.2	59.0	36.2	61.4%
Putters	33.5	27.0	6.5	24.1%
	$257.5	$193.6	$63.9	33.0%
Net sales of woods increased $21.2 million (19.7%) to $128.8 million for the three months ended March 31, 2018 compared to the same period in the prior year due to increases of 12.0% in sales volume and 6.9% in average selling prices. The increase in sales volume was primarily due to the success of the current year launch of the Rogue line of woods, combined with an increase in overall product launches in the first quarter of 2018. The increase in average selling prices was primarily due to a favorable shift in product mix as a result of the Rogue fairway woods, which were priced higher compared to the Epic fairway woods launched in the first quarter of 2017. The increase in average selling prices was partially offset by the earlier recognition of promotional programs and price concessions in accordance with the new revenue recognition standard as discussed above.
Net sales of irons increased $36.2 million (61.4%) to $95.2 million for the three months ended March 31, 2018 compared to the same period in the prior year due to increases of 36.4% in sales volume and 18.3% in average selling prices. The increase in sales volume resulted from an increase in irons products launched in the first quarter of 2018 compared to the first quarter of 2017. The increase in average selling prices resulted from the Rogue line of irons, which launched at a higher price compared to the predecessor Steelhead XR line of irons.

Net sales of putters increased $6.5 million (24.1%) to $33.5 million for the three months ended March 31, 2018 compared to the same period in the prior year due to increases of 19.0% in average selling prices and 4.0% in sales volume. The increase in average selling prices was due to a decline in promotional activity recognized in the first quarter of 2018, under the new revenue recognition standard, compared the amount recognized in the first quarter of 2017. The increase in sales volume was primarily due to the launch timing of the Odyssey Works 17 Red and Black putter lines, which were launched in the third quarter of 2017, combined with the continued success of the Odyssey Works 17 putters.
Golf Balls
Net sales information for the Golf Balls segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth
	2018	2017	Dollars	Percent
Net sales:
Golf Balls	$54.9	$48.2	$6.7	13.9%
Net sales of Golf Balls increased $6.7 million (13.9%) to $54.9 million for the three months ended March 31, 2018 compared to the same period in the prior year due to increases of 11.6% in average selling prices and 2.0% in sales volumes. The increase in average selling prices was primarily due to the current year launch of the Chrome Soft line of golf balls, which were launched at a higher average selling price compared to the predecessor Chrome Soft golf balls in the prior year. This increase was partially offset by the earlier recognition of promotional programs and price concessions under the new revenue recognition standard as described above. The increase in sales volumes was primarily due to an increase in the number of Chrome Soft product models launched in the current period as compared to the prior period.
Gear, Accessories and Other
Net sales information for the Gear, Accessories and Other segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth
	2018	2017	Dollars	Percent
Net sales:
Gear, Accessories and Other	$90.8	$67.1	$23.7	35.3%
Net sales of Gear, Accessories and Other increased $23.7 million (35.3%) to $90.8 million for the three months ended March 31, 2018 compared to the same period in the prior year. This increase was largely due to the acquisition of TravisMathew, in addition to increases in footwear, golf bags and apparel.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2018	2017	Dollars	Percent
Income before income taxes:
Golf Clubs	$65.8	$34.9	$30.9	88.5%
Golf Balls	12.5	11.5	1.0	8.7%
Gear, Accessories and Other	20.3	9.6	10.7	111.5%
Reconciling items(1)	(18.6)	(16.9)	(1.7)	10.1%
	$80.0	$39.1	$40.9	104.6%

(1)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability.

Pre-tax income in the Company’s Golf Clubs operating segment increased to $65.8 million for the three months ended March 31, 2018 from $34.9 million for the comparable period in the prior year. This increase was primarily due to a $37.4 million increase in gross profit (or an increase of 220 basis points in gross margin) partially offset by a $6.6 million increase in operating expenses. The increase in gross margin was primarily due to a favorable shift in price and product mix in the woods product category combined with a general increase in average selling prices across all golf club product categories, which resulted in an increase of approximately 800 basis points period over period. This increase was partially offset by the impact of the adoption of the new revenue recognition standard described above, which shifted the recognition of promotional programs to earlier in the year compared to the prior year. The increase in gross margin also reflects the favorable impact of foreign currency rates, which contributed approximately 120 basis points. These increases in gross margin were partially offset by an increase in cost of approximately 635 basis points due to higher cost materials and technology incorporated into current year products. The increase in operating expenses was primarily due to an increase in marketing expenses.
Pre-tax income in the Company’s Golf Balls operating segment increased to $12.5 million for the three months ended March 31, 2018 from $11.5 million for the comparable period in the prior year, primarily due to the successful launch of the 2018 Chrome Soft line of balls, which were launched at a higher average selling price compared to the prior year Chrome Soft models, partially offset by an increase in manufacturing expenses associated with the technology incorporated into current year products.
Pre-tax income in the Company's Gear, Accessories and Other operating segment increased to $20.3 million for the three months ended March 31, 2018 from $9.6 million for the comparable period in the prior year. This increase was primarily due to a $13.8 million increase in gross profit, offset by a $3.1 million increase in operating expenses, both due to incremental sales and expenses as a result of the addition of the new TravisMathew business, acquired during the third quarter of 2017.
Financial Condition
The Company’s cash and cash equivalents decreased $47.0 million to $38.7 million at March 31, 2018 from $85.7 million at December 31, 2017. Cash used in operating activities increased to $109.3 million during the first three months of 2018 compared to $62.8 million during the comparable period of 2017, primarily due to an increase in accounts receivable as a result of increased sales period over period, combined with the timing of inventory purchases. During the first three months of 2018, the Company used its cash and cash equivalents and borrowings under its credit facilities to fund its operations as well as repurchase $20.1 million in shares of its common stock, fund $8.0 million in capital expenditures and fund $0.3 million in investments in a golf-related venture. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its current and future credit facilities, as deemed necessary. See Note 4 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-Q for further information on the ABL Facility.
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of March 31, 2018, the Company’s net accounts receivable increased to $265.2 million from $94.7 million as of December 31, 2017. This increase reflects the general seasonality of the business and was primarily attributable to net sales of $403.2 million during the first quarter of 2018 compared to net sales of $191.7 million during the fourth quarter of 2017. The Company’s net accounts receivable as of March 31, 2018 increased by $20.1 million compared to the Company’s net accounts receivable as of March 31, 2017 primarily due to an increase in net sales period over period.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s inventory decreased slightly to $262.3 million as of March 31, 2018 compared to $262.5 million as of December 31, 2017. The Company’s inventory as of March 31, 2018 increased by $83.3 million compared to the Company's inventory as of March 31, 2017 primarily due to an increase in product launches in the first quarter of 2018 compared to the first quarter of 2017, combined with incremental inventory from the acquisition TravisMathew in August 2017.

Liquidity and Capital Resources
The information set forth in Note 4 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q is incorporated herein by this reference.
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
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017). If the Company is unable to generate sufficient cash flows to fund its business due to a decline in sales or otherwise and is unable to reduce its manufacturing costs and operating expenses to offset such decline, the Company will need to increase its reliance on its credit facilities for needed liquidity. If the credit facilities are not then available or sufficient and the Company could not secure alternative financing arrangements, the Company’s future operations would be materially adversely affected.
The Company has a senior secured asset-based revolving credit facility of up to $330.0 million that is secured by certain assets, including cash (to the extent pledged by the Company), the Company's intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Canada and the United Kingdom, and an asset-based loan agreement in Japan, which provides a credit facility of up to 4 billion Yen (or U.S. $37.6 million, using the exchange rate in effect as of March 31, 2018) that is secured by certain assets, including eligible inventory and eligible accounts receivable. As of March 31, 2018, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities after letters of credit and outstanding borrowings, was $220.1 million. For further information on the Company's credit facilities see Note 4 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q is incorporated herein by this reference.
As of March 31, 2018, approximately 92% of the Company’s total cash is held in regions outside of the United States. If the Company were to repatriate such cash, outside of settling intercompany balances during the normal course of operations, it may need to accrue and pay incremental withholding taxes. Due to changes enacted by the Tax Act in December 2017, incremental U.S. federal income tax is no longer a consideration upon distribution. The Company has not, nor does it intend to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. In 2015, the Company ceased its business operations in Thailand and accordingly, the Company no longer maintains a permanent reinvestment assertion with respect to this entity. The Company intends to repatriate the undistributed earnings from its Thailand entity to the United States at the time that the winding-down process has been completed. The Company expects no incremental U.S. income taxes related to reversing its permanent reinvestment assertion due to the mandatory repatriation clauses of the Tax Act. Except for the Company's foreign subsidiary in Thailand, the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested and, accordingly, no U.S. withholding taxes have been provided thereon.

Other Significant Cash and Contractual Obligations
The table set forth below summarizes certain significant cash obligations as of March 31, 2018 that could affect the Company’s future liquidity.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Primary Asset-Based Revolving Credit Facility	$155.0	$155.0	$—	$—	$—
Japan ABL facilities	23.5	23.5	—	—	—
Capital leases (1)	0.5	0.1	0.2	0.2	—
Operating leases(2)	54.2	8.8	15.8	12.8	16.8
Unconditional purchase obligations(3)	81.1	48.2	27.2	5.7	—
Uncertain tax contingencies(4)	4.8	0.6	1.6	0.3	2.3
Equipment note(5)	11.3	—	—	11.3	—
Interest on equipment note	1.1	0.4	0.5	0.2	—
Total	$331.5	$236.6	$45.3	$30.5	$19.1

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

(4)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of March 31, 2018. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 11 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(5)
In December 2017, the Company entered into a long-term financing agreement (the "Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of March 31, 2018, the Company had $11.3 million outstanding under this agreement. For further discussion, see Note 4 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2018 was not material to the Company’s financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time (see Note 12 “Commitments & Contingencies” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and “Legal Proceedings” in Part II, Item 1 of this Form 10-Q).
Capital Expenditures
The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $30.0 to $40.0 million for the year ending December 31, 2018.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).
Critical Accounting Policies and Estimates
There have been no material changes to the Company's critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company's Form 10-K for the fiscal year ended December 31, 2017, except for the following:
The Company adopted the new accounting standard on revenue recognition, Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers: ("Topic 606"), which became effective on January 1, 2018. This new standard accelerates the timing of when the Company recognizes certain sales promotions and price concessions that it offers to its customers. As a result, the Company now estimates the variable consideration for these sales programs at the time of the sale based on a historical rate, as opposed to when these programs are approved and announced, which occurs later in the product's life cycle.
In addition, the Company adopted ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which became effective on January 1, 2018 and requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The Company's investment in Topgolf International, Inc. does not have a readily determinable fair value and it is therefore accounted for at cost less any impairments. In accordance with 2016-01, the Company would need to write this investment up or down if there are any observable price changes as a result of orderly transactions for identical or similar investments of the same issuer, which could have a material impact on the Company's consolidated condensed financial statements.
For further discussion on the adoption of the two new accounting standards above, see Note 1 "Basis of Presentation" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
The Company uses derivative financial instruments to mitigate its exposure to changes in foreign currency exchange rates. Transactions involving these financial instruments are with creditworthy banks, including one of the banks that is party to the Company’s ABL Facility (see Note 4 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company is also exposed to interest rate risk from its credit facilities.
Foreign Currency Fluctuations
Information about the Company's foreign currency hedging activities is set forth in Note 15 “Derivatives and Hedging,” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2018 through its foreign currency forward contracts.
The estimated maximum one-day loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, is $29.8 million at March 31, 2018. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities. Outstanding borrowings under these credit facilities accrue interest as described in Note 4 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.3 million over the 12-month period ending on March 31, 2018.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2018, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
Certain Factors Affecting Callaway Golf Company
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2017, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2017 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In August 2014, the Company's Board of Directors authorized a $50.0 million share repurchase program under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The repurchases are made consistent with the terms of the Company's ABL Facility which limits the amount of stock that can be repurchased. The repurchase program will remain in effect until completed or until terminated by the Board of Directors. In May 2018, the Company's Board of Directors canceled this program and authorized a new share repurchase program with a maximum cost to the Company of $50.0 million, which will remain in effect until completed or otherwise terminated by the Board of Directors.
The following table summarizes the purchases by the Company during the first quarter of 2018. Included in these amounts are $5.8 million of shares the Company withheld to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended March 31, 2018
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
	(in thousands, except per share data)
January 1, 2018-January 31, 2018	—	$—	—	$25,266
February 1, 2018-February 28, 2018	398	$14.59	398	$19,466
March 1, 2018-March 31, 2018	875	$16.37	875	$5,142
Total	1,273	$15.81	1,273	$5,142
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

10.1	Fourth Amendment to Amended & Restated Executive Entrustment Agreement effective March 22, 2018, by and between the Company and Alex Boezeman. †

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Brian P. Lynch pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Oliver G. Brewer III and Brian P. Lynch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.1	XBRL Instance Document †

101.2	XBRL Taxonomy Extension Schema Document †

101.3	XBRL Taxonomy Extension Calculation Linkbase Document †

101.4	XBRL Taxonomy Extension Definition Linkbase Document †

101.5	XBRL Taxonomy Extension Label Linkbase Document †

101.6	XBRL Taxonomy Extension Presentation Linkbase Document †

(†) Included with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ Jennifer Thomas
Jennifer Thomas
Vice President and Chief Accounting Officer
Date: May 9, 2018