Form 10-Q
period 2018-06-30
CALLAWAY GOLF CO
filed 2018-08-07
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the number of shares outstanding of the Registrant’s common stock was 94,439,937.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "on track," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, market conditions, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the related financial impact of the future business and prospects of the Company, TravisMathew, LLC ("TravisMathew") and OGIO International, Inc. ("OGIO"), the expected continued financial impact of the Company's joint venture in Japan and the impact of the 2017 Tax Cuts and Jobs Act (the "Tax Act"), which includes a broad range of provisions that could have a material impact on the Company's tax provision in future periods. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:

•	certain risks and uncertainties, including changes in capital market or economic conditions;

•	a material impact on the Company's tax provision as a result of the Tax Act;

•	consumer acceptance of and demand for the Company’s products;

•	future retailer purchasing activity, which can be significantly affected by adverse industry conditions and overall retail inventory levels;

•	any unfavorable changes in U.S. trade, tax or other policies, including restrictions on imports or an increase in import tariffs;

•	the level of promotional activity in the marketplace;

•	future consumer discretionary purchasing activity, which can be significantly adversely affected by unfavorable economic or market conditions;

•	significant fluctuations in foreign currency exchange rates and the degree of effectiveness of the Company’s hedging programs;

•	the ability of the Company to manage international business risks;

•	adverse changes in the credit markets or continued compliance with the terms of the Company’s credit facilities;

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
Investors should not place undue reliance on these forward-looking statements, which are based on current information and speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect new information or events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the

Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in the Company's most recent Annual Report on Form 10-K, as well as the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K subsequently filed with the Securities and Exchange Commission from time to time.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex, Apex Tour, APW, Aqua Dry, Arm Lock, Backstryke, Big Bertha, Big Bertha Alpha, Big T, Black Series, Bounty Hunter, C, C Grind, Callaway, Callaway Golf, Callaway Media Productions, Callaway Supersoft, Chev, Chev 18, Chevron Device, Chrome Soft, Cirrus, Comfort Tech, CUATER, Cup 360, CXR, 360 Face Cup, D.A.R.T., Dawn Patrol, Demonstrably Superior And Pleasingly Different, Divine, Eagle, Engage, Epic, ERC, Exo, Cage, Fast Tech Mantle, FT Optiforce, FT Performance, FT Tour, FTiZ, Fusion, GBB, GBB Epic, Gems, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Griptac, Grom, Groove, In, Groove Technology, Heavenwood, Hex Aerodynamics, Hex Chrome, Hex Solaire, HX, Hyper Dry, Hyper, Lite, Hyper Speed Face, I, MIX, Innovate or Die, Ion-X, Jailbird, Jailbreak, Kings of Distance, Legacy, Longer From Everywhere, Mack Daddy, Majestic, MarXman, MD3 Milled, MD4 Tactical, Metal-X, Microhinge Face Insert, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Works, Ogio, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO ME, OGIO MY EXPRESSION, OGIO RENEGADE, OGIO SAVAGE, OGIO SHADOW, Opti Flex, Opti Grip, Opti Shield, Opti Therm, OptiFit, ORG 14, ORG 15, PRESTIGE 7, ProType, ∙R∙, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shredder, SLED, SoftFast, Solaire, Speed Regime, Speed Step, SR1, SR2, SR3, Steelhead XR, Steelhead, Strata, Strata Jet, Stronomic, Sub Zero, Superhot, T M, Tank, Tank Cruiser, Tech Series, Teron, TI, HOT, TMCA, Toe Up, Toulon, Toulon Garage, Tour Authentic, Trade In! Trade Up!, TRAVISMATHEW, Trionomer Cover, Tyro, udesign, Uptown, Versa, VFT, W Grind, Warbird, Weather Series, Wedgeducation, White Hot, White Hot Pro, White Hot Pro Havok, White Hot Tour, White Ice, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, X-ACT, X Hot, X Hot Pro, X² Hot, X Series, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball, 3 Deep

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$57,748	$85,674
Accounts receivable, net	242,023	94,725
Inventories	237,068	262,486
Income taxes receivable	11,033	542
Other current assets	21,927	22,557
Total current assets	569,799	465,984
Property, plant and equipment, net	77,604	70,227
Intangible assets, net	225,224	225,758
Goodwill	56,055	56,429
Deferred taxes, net	65,538	91,398
Investment in golf-related venture	70,777	70,495
Other assets	10,425	10,866
Total assets	$1,075,422	$991,157
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$162,217	$176,127
Accrued employee compensation and benefits	30,754	40,173
Asset-based credit facilities	96,140	87,755
Accrued warranty expense	8,035	6,657
Equipment note, short-term	2,389	2,367
Income taxes payable	9,792	1,295
Total current liabilities	309,327	314,374
Long-term liabilities:
Income tax liability	4,118	4,602
Deferred taxes, net	1,807	1,822
Long-term other	2,091	1,536
Equipment note, long-term	8,343	9,448
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 95,648,648 and 95,042,557 shares issued at June 30, 2018 and December 31, 2017, respectively	956	950
Additional paid-in capital	335,025	335,222
Retained earnings	434,674	324,081
Accumulated other comprehensive loss	(11,176)	(6,166)
Less: Common stock held in treasury, at cost, 1,208,711 and 411,013 shares at June 30, 2018 and December 31, 2017, respectively	(18,797)	(4,456)
Total Callaway Golf Company shareholders’ equity	740,682	649,631
Non-controlling interest in consolidated entity (Note 8)	9,054	9,744
Total shareholders’ equity	749,736	659,375
Total liabilities and shareholders’ equity	$1,075,422	$991,157

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$396,311	$304,548	$799,502	$613,475
Cost of sales	203,614	156,383	406,343	317,595
Gross profit	192,697	148,165	393,159	295,880
Operating expenses:
Selling expense	83,261	68,102	166,221	139,864
General and administrative expense	24,408	22,155	46,302	45,019
Research and development expense	10,708	8,863	20,332	17,745
Total operating expenses	118,377	99,120	232,855	202,628
Income from operations	74,320	49,045	160,304	93,252
Interest income	363	305	415	336
Interest expense	(2,024)	(855)	(3,604)	(1,601)
Other income (expense), net	5,522	(971)	1,016	(5,377)
Income before income taxes	78,181	47,524	158,131	86,610
Income tax provision	17,247	16,050	34,466	29,256
Net income	60,934	31,474	123,665	57,354
Less: Net income (loss) attributable to non-controlling interest	67	31	(57)	222
Net income attributable to Callaway Golf Company	$60,867	$31,443	$123,722	$57,132

Earnings per common share:
Basic	$0.65	$0.33	$1.31	$0.61
Diluted	$0.63	$0.33	$1.28	$0.59
Weighted-average common shares outstanding:
Basic	94,367	94,213	94,670	94,142
Diluted	96,928	96,197	96,981	96,073

Dividends declared per common share	$0.01	$0.01	$0.02	$0.02

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$60,934	$31,474	$123,665	$57,354
Other comprehensive income:
Change in derivative instruments	1,894	(462)	338	(3,618)
Foreign currency translation adjustments	(9,711)	2,583	(4,990)	8,571
Comprehensive income, before income tax on other comprehensive income items	53,117	33,595	119,013	62,307
Income tax expense (benefit) on derivative instruments	79	364	(170)	798
Comprehensive income	53,196	33,959	118,843	63,105
Less: Comprehensive income (loss) attributable to non-controlling interests	(401)	(79)	188	190
Comprehensive income attributable to Callaway Golf Company	$53,597	$34,038	$118,655	$62,915

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$123,665	$57,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,766	8,497
Deferred taxes, net	30,273	33,028
Non-cash share-based compensation	6,464	5,402
(Gain)/loss on disposal of long-lived assets	(3)	1,035
Unrealized (gain)/loss on foreign currency hedges	(1,021)	1,550
Change in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(166,354)	(84,368)
Inventories	23,415	28,022
Other assets	2,476	(5,901)
Accounts payable and accrued expenses	(13,761)	(10,335)
Accrued employee compensation and benefits	(9,323)	(5,695)
Accrued warranty expense	1,378	574
Income taxes receivable/payable, net	(1,972)	(2,941)
Other liabilities	84	102
Net cash provided by operating activities	5,087	26,324
Cash flows from investing activities:
Capital expenditures	(17,107)	(12,186)
Investments in golf related ventures	(282)	—
Acquisitions, net of cash acquired	—	(57,890)
Proceeds from sales of property and equipment	—	560
Net cash used in investing activities	(17,389)	(69,516)
Cash flows from financing activities:
Proceeds from (repayments of) credit facilities, net	8,385	(5,735)
Exercise of stock options	1,258	3,085
Repayments of long-term debt	(1,083)	—
Dividends paid, net	(1,897)	(1,882)
Acquisition of treasury stock	(22,301)	(16,410)
Distributions to non-controlling interests	(821)	(974)
Net cash used in financing activities	(16,459)	(21,916)
Effect of exchange rate changes on cash and cash equivalents	835	1,092
Net decrease in cash and cash equivalents	(27,926)	(64,016)
Cash and cash equivalents at beginning of period	85,674	125,975
Cash and cash equivalents at end of period	$57,748	$61,959
Supplemental disclosures:
Cash paid for income taxes, net	$5,329	$6,217
Cash paid for interest and fees	$3,288	$1,179
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$5,461	$5,414
Accrued capital expenditures at period-end	$1,729	$1,661
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance at December 31, 2017	95,043	$950	$335,222	$324,081	$(6,166)	(411)	$(4,456)	$649,631	$9,744	$659,375
Adoption of accounting standard	—	—	—	(11,185)	—	—	—	(11,185)	—	(11,185)
Acquisition of treasury stock	—	—	—	—	—	(1,404)	(22,301)	(22,301)	—	(22,301)
Exercise of stock options	—	—	(1,241)	—	—	175	2,499	1,258	—	1,258
Compensatory awards released from restriction	606	6	(5,420)	(47)	—	431	5,461	—	—	—
Share-based compensation	—	—	6,464	—	—	—	—	6,464	—	6,464
Cash dividends	—	—	—	(1,897)	—	—	—	(1,897)	—	(1,897)
Equity adjustment from foreign currency translation	—	—	—	—	(5,178)	—	—	(5,178)	188	(4,990)
Change in fair value of derivative instruments, net of tax	—	—	—	—	168	—	—	168	—	168
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(821)	(821)
Net income	—	—	—	123,722	—	—	—	123,722	(57)	123,665
Balance at June 30, 2018	95,649	$956	$335,025	$434,674	$(11,176)	(1,209)	$(18,797)	$740,682	$9,054	$749,736

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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged and lessees will no longer be provided with a source of off-balance sheet financing. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company plans to adopt this ASU on the effective date of January 1, 2019. The Company has a significant amount of operating leases that are classified as off-balance sheet commitments under the current accounting rules. The adoption of this ASU will require the Company to record right-of-use assets and lease liabilities related to these lease commitments, which will result in a significant increase in assets and liabilities on the Company's consolidated balance sheet. The Company is still completing its analysis of this ASU and the impact it will have on its consolidated financial statements.

Adoption of New Accounting Standards
On January 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective approach, and applied this guidance to all contracts as of the adoption date as discussed in Note 2 below. This new standard requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfers to a customer. In addition, it requires companies to determine the transaction price for a contract, which is the price used to recognize revenue as well as the amount of consideration companies expect to collect from its customers in exchange for the promised goods or services in the contract. Because the transaction price can vary as a result of variable consideration for items such as sales returns, discounts, rebates, price concessions and incentives, companies are required to include an estimate of variable consideration in the transaction price. The adoption of this new standard accelerated the timing of when the Company recognizes variable consideration for certain sales promotions and price concessions that it offers to its customers. As a result, the Company now estimates the variable consideration related to these sales programs at the time of the sale based on a historical rate, as opposed to when these programs are approved and announced. Upon the adoption of Topic 606, the Company recorded a cumulative adjustment to beginning retained earnings of $11,185,000, as noted in the table below, to reflect the estimated amount of variable consideration related to future sales programs for revenue recognized in prior periods. Prior period information that is presented for comparative purposes has not been restated and continues to be reported under the accounting standards that were in effect in those periods.

Balance Sheet	Balance at December 31, 2017	Adjustments Due To Topic 606	Balance at January 1, 2018
Accounts receivable, net	$94,725	$(16,156)	$78,569
Deferred taxes, net	$91,398	$4,971	$96,369
Retained earnings	$324,081	$(11,185)	$312,896
The impact of adopting the new revenue standard on the Company's consolidated condensed statements of operations for the three and six month periods ended June 30, 2018 was as follows:

	Three Months Ended June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Net Sales	$396,311	$396,937	$(626)
Income tax provision	$17,247	$17,406	$(159)
Net income	$60,934	$61,401	$(467)

	Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Net Sales	$799,502	$808,571	$(9,069)
Income tax provision	$34,466	$36,443	$(1,977)
Net income	$123,665	$130,757	$(7,092)

The impact of adopting the new revenue standard on the Company's consolidated condensed balance sheet as of June 30, 2018 was as follows:

	June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Assets
Accounts receivable, net	$242,023	$267,248	$(25,225)
Deferred taxes, net	$65,538	$59,792	$5,746

Liabilities and Equity
Income tax liability	$9,792	$10,993	$(1,201)
Retained earnings	$434,674	$452,952	$(18,278)
On January 1, 2018, the Company early adopted ASU No. 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) resulted in a disproportionate tax effect. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this policy using the specific identification method, and the adoption of this policy did not have a material impact on the Company’s consolidated condensed financial statements.
On January 1, 2018, the Company adopted ASU No. 2016-16 “Intra-Entity Asset Transfer of Assets other than Inventory,” which eliminates the requirement to defer the tax effects of intra-entity asset transfers until they are disposed or sold to a third party. The adoption of this ASU did not have a material impact on the Company’s consolidated condensed financial statements.
On January 1, 2018, the Company adopted ASU No. 2016-04, "Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products," which clarifies when it is acceptable to recognize the unredeemed portion of prepaid gift cards into income. The adoption of this ASU did not change the Company's accounting for gift cards, and therefore did not impact the Company's consolidated condensed financial statements. As of June 30, 2018, the Company had $992,000 of deferred revenue related to unredeemed gift cards.
On January 1, 2018, the Company adopted No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendment requires (i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). This amendment eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. As of June 30, 2018, the Company had an investment in Topgolf International, Inc., doing business as the Topgolf Entertainment Group ("Topgolf") of $70,777,000, consisting of common stock and various classes of preferred stock. Because Topgolf is a privately held company, the Company's investment in Topgolf is accounted for at cost less impairments, if any, as this investment is without a readily determinable fair value. In accordance with ASU No. 2016-01, if there is an observable price change as a result of an orderly transaction for the identical or similar investment of the same issuer, the Company would be required to assess the fair value impact, if any, on each class of Topgolf stock held by the Company, and write such stock up or down to its estimated fair value. Based on prior observable market transactions, the Company believes that the fair value of its investment in Topgolf significantly exceeds its cost. If there are any observable price changes related to this investment, the adjustment to measure this investment at fair value could have a significant effect on the Company's financial position and results of operations (see Note 9). During the three and six months ended June 30, 2018, there were no transactions with observable price changes and as such, no adjustments to measure this investment at fair value were made as of June 30, 2018.

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
The Company's contracts with customers are generally in the form of a purchase order. In certain cases, the Company enters into sales agreements containing specific terms, discounts and allowances. In addition, the Company enters into licensing agreements with certain distributors.
The following table presents the Company's revenue disaggregated by major product category and operating segment (in thousands):

	Three Months Ended June 30, 2018
	Operating Segments
	Golf Clubs	Golf Balls	Gear, Accessories & Other	Total
Major product category:
Woods	$93,958	$—	$—	$93,958
Irons	111,059	—	—	111,059
Putters	27,785	—	—	27,785
Golf Balls	—	65,882	—	65,882
Gear, Accessories and Other	—	—	97,627	97,627
	$232,802	$65,882	$97,627	$396,311

	Six Months Ended June 30, 2018
	Operating Segments
	Golf Clubs	Golf Balls	Gear, Accessories & Other	Total
Major product category:
Woods	$222,760	$—	$—	$222,760
Irons	206,268	—	—	206,268
Putters	61,215	—	—	61,215
Golf Balls	—	120,804	—	120,804
Gear, Accessories and Other	—	—	188,455	188,455
	$490,243	$120,804	$188,455	$799,502
The Company sells its golf clubs and golf ball products as well as its gear and accessories in the United States and internationally, with its principal international markets being Japan and Europe. Sales of golf clubs, golf balls and gear and accessories in each region are generally proportional to the Company's consolidated net sales by operating segment as a percentage of total consolidated net sales. Sales of gear and accessories in Japan are proportionally higher relative to the size of that region due to sales from the Company's apparel joint venture in Japan.

The following table presents information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped.

Three Months Ended June 30, 2018
Major Geographic Region:	(In thousands)
United States	$233,373
Europe	46,325
Japan	59,666
Rest of Asia	33,059
Other foreign countries	23,888
$396,311

Six Months Ended June 30, 2018
Major Geographic Region:
United States	$468,534
Europe	97,527
Japan	128,941
Rest of Asia	57,834
Other foreign countries	46,666
$799,502

Product Sales
The Company recognizes revenue from the sale of its products when it satisfies the terms of a sales order from a customer, and transfers control of the products ordered to the customer. Control transfers at a point in time when products are shipped, and in certain cases, when products are received by customers. In addition, the Company recognizes revenue at the point of sale on transactions with consumers at its retail locations.
Royalty Income
Royalty income is recognized over time in net sales as underlying product sales occur, subject to certain minimum royalties, in accordance with the related licensing arrangements and is included in the Company's Gear, Accessories and Other operating segment. Total royalty income for the three months ended June 30, 2018 and 2017 was $4,750,000 and $4,760,000, respectively. Total royalty income for the six months ended June 30, 2018 and 2017 was $9,594,000 and $9,884,000, respectively.
Gift Cards
Revenues from gift cards are deferred and recognized when the cards are redeemed. The Company’s gift cards have no expiration date. The Company recognizes revenue from unredeemed gift cards, otherwise known as breakage, when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company uses this historical redemption rate to recognize breakage on unredeemed gift cards over the redemption period. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. As of June 30, 2018 and December 31, 2017, the total amount of deferred revenue on gift cards was $992,000 and $971,000, respectively. The Company recognized $435,000 and $390,000 of deferred gift card revenue during the three months ended June 30, 2018 and 2017, respectively, and $761,000 and $651,000 during the six months ended June 30, 2018 and 2017, respectively.

Variable Consideration
The amount of revenue the Company recognizes is based on the amount of consideration it expects to receive from customers. The amount of consideration is the sales price adjusted for estimates of variable consideration, including sales returns, discounts and allowances as well as sales programs, sales promotions and price concessions that are offered by the Company as described below. These estimates are based on the amounts earned or to be claimed by customers on the related sales, and are therefore recorded as reductions to sales and trade accounts receivable.
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
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions. The Company records the estimated variable consideration related to these types of programs at the time of the sale based on a historical average rate, which generally aligns with the Company's products' life cycles. The Company monitors this estimate and adjusts the promotional liability when it becomes evident that the amount of consideration it expects to receive changes. Historically, the Company’s actual amount of variable consideration related to these sales programs has not been materially different from its estimates.
The Company records an estimate for anticipated returns as a reduction of sales and cost of sales and accounts receivable in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also offers its customers sales programs that allow for specific returns. The Company records a return liability for anticipated returns related to these sales programs at the time of the sale based on the terms of the sales program. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates.
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
The following table provides a reconciliation of the activity related to the Company’s allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$3,809	$3,700	$4,447	$5,728
Increase (decrease) in the provision for credit losses	311	54	(284)	791
Write-off of uncollectible amounts, net of recoveries	(445)	(147)	(488)	(2,912)
Ending balance	$3,675	$3,607	$3,675	$3,607
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
Acquisition of OGIO International, Inc.
In January 2017, the Company acquired all of the outstanding shares of capital stock of OGIO, a leading manufacturer of high quality bags, accessories and apparel in the golf and lifestyle categories, in a cash transaction pursuant to the terms of a Share Purchase Agreement, by and among the Company, OGIO, and each of the shareholders and option holders of OGIO.
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
The total purchase price was valued at $65,951,000. The Company recognized transaction costs of $1,805,000 in general and administrative expenses during the six months ended June 30, 2017.

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
Acquisition of TravisMathew, LLC
In August 2017, the Company acquired TravisMathew, a golf and lifestyle apparel company in an all-cash transaction pursuant to the terms of an Agreement and Plan of Merger, by and among the Company, TravisMathew, OTP LLC, a California limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and a representative of the equity holders of TravisMathew. The Company acquired TravisMathew by way of a merger of Merger Sub with and into TravisMathew, with TravisMathew surviving as a wholly-owned subsidiary of the Company. The primary reason for this acquisition was to enhance the Company's presence in golf while also providing a platform for future growth in the lifestyle category.
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
The total purchase price was valued at $124,578,000. In connection with the acquisition, during the second half of 2017, the Company recognized transaction costs of approximately $2,521,000 in general and administrative expenses.

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
Note 4. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its primary and Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of June 30, 2018, the Company had $96,140,000 outstanding under these facilities, $1,231,000 in outstanding letters of credit, and $57,748,000 in cash and cash equivalents. As of June 30, 2018, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit and outstanding borrowings was $301,266,000. As of June 30, 2017, the Company had $6,231,000 outstanding under these facilities, $854,000 in outstanding letters of credit, and $61,959,000 in cash and cash equivalents. As of June 30, 2017, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit and outstanding borrowings, was $246,736,000.
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
As of June 30, 2018, the Company had $94,875,000 in borrowings outstanding under the ABL Facility and $1,231,000 in outstanding letters of credit. Amounts available under the ABL Facility fluctuate with the general seasonality of the business and increase and decrease with changes in the Company’s inventory and accounts receivable balances. Amounts available are highest during the first half of the year when the Company’s inventory and accounts receivable balances are higher and lower during the second half of the year when the Company's inventory levels decrease and its accounts receivable decrease as a result of cash collections and lower sales. Average outstanding borrowings during the six months ended June 30, 2018 were $125,296,000, and average amounts available under the ABL Facility during the six months ended June 30, 2018, after outstanding borrowings and letters of credit, was approximately $166,295,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable on November 20, 2022.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including meeting certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. As of June 30, 2018, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below 10% of the maximum facility amount. The Company’s borrowing base availability was above $33,000,000 during the six months ended June 30, 2018, and the Company was in compliance with the fixed charge coverage ratio as of June 30, 2018. Had the Company not been in compliance with the fixed charge coverage ratio as of June 30, 2018, the Company's maximum amount of additional indebtedness that could have been outstanding on June 30, 2018 would have been reduced by $33,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. At June 30, 2018 the Company’s trailing 12 month average interest rate applicable to its outstanding loans under the ABL Facility was 4.01%. Additionally, the ABL Facility provides for monthly fees of 0.25% of the unused portion of the ABL Facility.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $2,275,000, which will be amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees at June 30, 2018 and December 31, 2017 were $1,998,000 and $2,197,000, respectively, of which $461,000 and $454,000, respectively, were included in other current assets and $1,537,000 and $1,743,000, respectively, were included in other long-term assets in the accompanying consolidated condensed balance sheets.
Japan ABL Facility
In January 2018, the Company refinanced the asset-based loan agreement between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFJ, Ltd (the "Japan ABL Facility"), which provides a credit facility of up to 4,000,000,000 Yen (or U.S. $36,320,000, using the exchange rate in effect as of June 30, 2018) over a three-year term, subject to borrowing base availability under the facility. The amounts outstanding are secured by certain assets, including eligible inventory and eligible accounts receivable. The Japan ABL Facility also includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of June 30, 2018, the Company was in compliance with these covenants. The Japan ABL Facility is subject to an effective interest rate equal to the Tokyo interbank offered rate plus 0.80%.
The Company had 140,000,000 Yen (or approximately U.S. $1,265,000) in borrowings outstanding under the Japan ABL Facility as of June 30, 2018, and the year to date average interest rate applicable to the Company's outstanding borrowings under this facility was 0.85%. The facility expires in January 2021.
Equipment Note
In December 2017, the Company entered into a long-term financing agreement (the "Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of June 30, 2018 and December 31, 2017, the Company had $10,732,000 and $11,815,000, respectively, outstanding under this agreement, of which $2,389,000 and $2,367,000 were reported in current liabilities, respectively, and $8,343,000 and $9,448,000 were reported in long-term liabilities, respectively, in the accompanying consolidated condensed balance sheets. The Company's interest rate applicable to outstanding borrowings was 3.79%. Total interest expense recognized during the three and six months ended June 30, 2018 was $105,000 and $215,000, respectively. The equipment note amortizes over a 5-year term.
The Equipment Note is subject to compliance with a fixed charge coverage ratio covenant of 1.25 during each fiscal quarter in which the Company has outstanding borrowings, and a fixed charge coverage ratio of 1.0 during periods in which no borrowings are outstanding. As of June 30, 2018, the Company was in compliance with these covenants.

Note 5. Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted earnings per common share takes into account the potential dilution that could occur if outstanding securities were exercised. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method in accordance with ASC Topic 260, “Earnings per Share.” Dilutive securities include outstanding options granted pursuant to the Company’s stock option plans and outstanding restricted stock units and performance share units granted to employees and non-employee directors (see Note 13).
Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported or in periods when anti-dilution occurs.
The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Earnings per common share—basic
Net income	$60,934	$31,474	$123,665	$57,354
Less: Net income (loss) attributable to non-controlling interests	67	31	(57)	222
Net income attributable to Callaway Golf Company	$60,867	$31,443	$123,722	$57,132
Weighted-average common shares outstanding—basic	94,367	94,213	94,670	94,142
Basic earnings per common share	$0.65	$0.33	$1.31	$0.61
Earnings per common share—diluted
Net income attributable to Callaway Golf Company	$60,867	$31,443	$123,722	$57,132
Weighted-average common shares outstanding—basic	94,367	94,213	94,670	94,142
Outstanding options, restricted stock units and performance share units	2,561	1,984	2,311	1,931
Weighted-average common shares outstanding—diluted	96,928	96,197	96,981	96,073
Dilutive earnings per common share	$0.63	$0.33	$1.28	$0.59
For the three and six months ended June 30, 2017, securities outstanding totaling approximately 131,000 shares and 141,000 shares, respectively, comprised of stock options, have been excluded from the calculation of earnings per common share—diluted as their effect would be antidilutive. There were no securities excluded from the calculation of earnings per common share—diluted for the three and six months ended June 30, 2018.
Note 6. Inventories
Inventories are summarized below (in thousands):

	June 30, 2018	December 31, 2017
Inventories:
Raw materials	$67,177	$67,785
Work-in-process	723	868
Finished goods	169,168	193,833
	$237,068	$262,486
Note 7. Goodwill and Intangible Assets
Goodwill at June 30, 2018 decreased to $56,055,000 from $56,429,000 at December 31, 2017. This $374,000 decrease was due to foreign currency fluctuations. The Company's goodwill is reported in the Golf Clubs and Gear, Accessories and Other operating segments (see Note 17).

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and non-amortizing intangible assets are subject to an annual impairment test or more frequently when impairment indicators are present. There were no impairment charges recognized during the three and six months ended June 30, 2018. The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	June 30, 2018			December 31, 2017
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$218,364	$—	$218,364	$218,364	$—	$218,364
Amortizing:
Patents	2-16	31,581	31,516	65	31,581	31,491	90
Other	1-9	15,780	8,985	6,795	15,780	8,476	7,304
Total intangible assets		$265,725	$40,501	$225,224	$265,725	$39,967	$225,758
Aggregate amortization expense on intangible assets was approximately $267,000 and $63,000 for the three months ended June 30, 2018 and 2017, respectively, and $534,000 and $121,000 for the six months ended June 30, 2018 and 2017, respectively.
Amortization expense related to intangible assets at June 30, 2018 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2018	$533
2019	1,053
2020	966
2021	910
2022	734
2023	595
Thereafter	2,069
$6,860
Note 8. Joint Venture
The Company has a joint venture in Japan, Callaway Apparel K.K., with its long-time apparel licensee, TSI Groove & Sports Co, Ltd., ("TSI") for the design, manufacture and distribution of Callaway-branded apparel, footwear and headwear in Japan. The Company contributed $10,556,000, primarily in cash, for a 52% ownership of the joint venture, and TSI contributed $9,744,000, primarily in inventory, for the remaining 48%. The Company has a majority voting percentage on matters pertaining to the business operations and significant management decisions of the joint venture, and as such, the Company is required to consolidate the financial results of the joint venture with the financial results of the Company. The Company consolidates the joint venture one month in arrears.
As a result of the consolidation, during the three and six months ended June 30, 2018, the Company recorded net income attributable to the non-controlling interest of $67,000 and net loss of $57,000, respectively, in its consolidated condensed statements of operations. Total non-controlling interests on the Company's consolidated condensed financial statements was $9,054,000 and $9,744,000 at June 30, 2018 and December 31, 2017, respectively.
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

The Company invested an additional $282,000 in common and preferred shares of Topgolf through a private transaction with individual shareholders during the six months ended June 30, 2018. There were no additional investments during the second quarter of 2018.
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
As of June 30, 2018 and December 31, 2017, the Company's total investment in Topgolf was $70,777,000 and $70,495,000, respectively.
As of June 30, 2018, there were no impairment indicators present with respect to this investment. Based on observable market transactions prior to December 31, 2017, the Company believes that the fair value of its investment in Topgolf significantly exceeds its cost. As of June 30, 2018, this investment was accounted for at cost less impairments (if any), as its fair value is not readily determinable. In accordance with ASU No. 2016-01 (see Note 1), if there is an observable price change as a result of an orderly transaction for the identical or similar investment of the same issuer, the Company would be required to assess the fair value impact, if any, on each class of Topgolf stock held by the Company, and write such stock up or down to its estimated fair value, which could have a significant effect on the Company's financial position and results of operations. During the three and six months ended June 30, 2018, there were no transactions with observable price changes and as such, no adjustments to measure this investment at fair value were made as of June 30, 2018.
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
The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$7,311	$5,945	$6,657	$5,395
Provision	3,157	2,202	5,523	4,124
Claims paid/costs incurred	(2,433)	(2,178)	(4,145)	(3,550)
Ending balance	$8,035	$5,969	$8,035	$5,969
Note 11. Income Taxes
The Company calculates its interim income tax provision in accordance with ASC 270, “Interim Reporting,” and ASC 740 “Accounting for Income Taxes.” At the end of each interim period, the Company estimates its annual effective tax rate and applies that rate to its ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur.
As of December 22, 2017, the Tax Act was enacted into legislation, which includes a broad range of provisions affecting businesses. The Tax Act significantly revises how companies compute their U.S corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S owned foreign held earnings and profits known as the toll charge or transition tax. For the six months ended June 30, 2018, the Company's consolidated effective tax rate was 21.8%.
As of December 31, 2017, the Company was able to reasonably estimate certain effects of the Tax Act and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and rate change revaluation of the deferred tax assets. The Company has not made any additional measurement-period adjustments related to these items during the six months ended June 30, 2018, as the Company is still awaiting relevant guidance as to the provisions included in the Tax Act. However, the Company is continuing to gather additional information to complete the accounting for these items and expects to complete the accounting within the prescribed measurement period.
The realization of deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. Due to the Company’s continued profitability, combined with future projections of profitability, the Company has determined that the majority of its U.S. deferred tax assets are more likely than not to be realized. The valuation allowance on the Company’s U.S. deferred tax assets as of June 30, 2018 primarily relates to state net operating loss carryforwards and credits that the Company estimates it may not be able to utilize in future periods. With respect to non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established.
The income tax provision was $17,247,000 and $16,050,000 for the three months ended June 30, 2018 and 2017, respectively, and $34,466,000 and $29,256,000 for the six months ended June 30, 2018 and 2017, respectively. The increase in the provision was primarily due to higher pre-tax income in the Company’s U.S. operations, which exceeded the impact of the reduction of the corporate tax rate with the Tax Act.
At June 30, 2018, the gross liability for income taxes associated with uncertain tax positions was $9,509,000. Of this amount, $1,405,000 would benefit the Company’s consolidated condensed financial statements and effective income tax rate if favorably settled. The unrecognized tax benefit liabilities are expected to decrease by approximately $102,000 during the next 12 months. The gross liability for uncertain tax positions decreased by $76,000 for the three months ended June 30, 2018. The decrease was primarily due to decreases in tax positions taken in the current quarter. The gross liability for uncertain tax positions increased by $209,000 for the six months ended June 30, 2018. The increase was primarily due to increases for tax positions expected to be taken in the current tax year.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended June 30, 2018 and 2017, the Company's provision for income taxes includes a benefit of $123,000 and an expense of $62,000, respectively, related to the recognition of interest and/or penalties. For the six months ended June 30, 2018 and 2017, the Company's provision for income taxes includes a benefit of $6,000 and an expense of $109,000, respectively. As of June 30, 2018 and December 31, 2017, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $1,612,000 and $1,618,000, respectively.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2010 and prior
California (United States)	2008 and prior
Canada	2010 and prior
Japan	2011 and prior
South Korea	2012 and prior
United Kingdom	2013 and prior
Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating losses and credit carry-forwards may be limited significantly if the Company were to experience a cumulative change in ownership of the Company's stock by “5-percent shareholders” that exceeds 50% over a rolling three-year period. The Company does not believe there has been a cumulative change in ownership in excess of 50% during any rolling three-year period, and the Company continues to monitor changes in its ownership. If such a cumulative change did occur in any three-year period and the Company were limited in the amount of losses and credits it could use to offset its tax liabilities, the Company's results of operations and cash flows could be adversely impacted.
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
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, as well as endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. As of June 30, 2018, the Company has entered into many of these contractual agreements with terms ranging from one to four years. The minimum obligation that the Company is required to pay under these agreements is $72,835,000 over the next four years. Future minimum commitments as of June 30, 2018, are as follows (in thousands):

Remainder of 2018	$44,316
2019	16,806
2020	7,043
2021	3,532
2022	1,138
$72,835
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

Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $1,231,000 as of June 30, 2018.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s consolidated condensed financial statements. The fair value of indemnities, commitments and guarantees that the Company issued as of June 30, 2018 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 13. Share-Based Employee Compensation
As of June 30, 2018, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan"). From time to time, the Company grants stock options, restricted stock units, performance share units, phantom stock units, stock appreciation rights and other awards under these plans.
The table below summarizes the amounts recognized in the financial statements for the three and six months ended June 30, 2018 and 2017 for share-based compensation, including expense for restricted stock units, performance share units, stock options and cash settled stock appreciation rights.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Cost of sales	$256	$146	$470	$363
Operating expenses	3,208	2,039	5,994	5,007
Total cost of share-based compensation included in income, before income tax	$3,464	$2,185	$6,464	$5,370
Restricted Stock Units
Restricted stock units awarded under the 2004 Incentive Plan and the 2013 Directors Plan are valued at the Company’s closing stock price on the date of grant. Restricted stock units generally vest over a one- to three-year period. Compensation expense for restricted stock units is recognized on a straight-line basis over the vesting period and is reduced by an estimate for forfeitures. During the three months ended June 30, 2018 and 2017, the Company granted 59,000 and 60,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $17.72 and $12.04, respectively. During the six months ended June 30, 2018 and 2017, the Company granted 419,000 and 526,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $15.22 and $10.35, respectively.

Total compensation expense, net of estimated forfeitures, recognized for restricted stock units during the three months ended June 30, 2018 and 2017 was $1,463,000 and $1,439,000, respectively, and $2,850,000 and $2,660,000, for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, the Company had $12,642,000 of total unamortized compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.7 years.
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
The Company granted 307,000 and 370,000 shares underlying performance share units during the six months ended June 30, 2018 and 2017, respectively, at a weighted average grant-date fair value of $14.80 and $10.10 per share, respectively. There were no shares underlying performance share units granted during the three months ended June 30, 2018 and 2017. The awards granted during 2018, 2017 and 2016 are subject to a three-year performance period provided that (i) if certain first year performance goals are achieved, the participant could earn up to 50% of the three-year target award shares, subject to continued service through the vesting date, and (ii) if certain cumulative first- and second-year performance goals are achieved, the participant could earn up to an aggregate of 80% of the three-year target award shares (which includes any shares earned during the first year), subject to continued service through the vesting date. Based on the Company’s performance, participants earned a minimum of 50% of the target award shares granted in 2017, and 80% of the target award shares granted in 2016, in each case subject to continued service through the vesting date.
During the three months ended June 30, 2018 and 2017, the Company recognized total compensation expense, net of estimated forfeitures, for performance share units of $1,995,000 and $737,000, respectively, and $3,599,000 and $2,725,000, for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, unamortized compensation expense related to these awards was $14,087,000, which is expected to be recognized over a weighted-average period of 1.6 years.
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

The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 15) that are measured at fair value on a recurring basis by the above pricing levels at June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2018
Foreign currency forward contracts—asset position	$2,100	$—	$2,100	$—
Foreign currency forward contracts—liability position	(435)	—	(435)	—
	$1,665	$—	$1,665	$—
December 31, 2017
Foreign currency forward contracts—asset position	$179	$—	$179	$—
Foreign currency forward contracts—liability position	(239)	—	(239)	—
	$(60)	$—	$(60)	$—
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
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at June 30, 2018 and December 31, 2017 are categorized within Level 1 of the fair value hierarchy. The table below summarizes information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated condensed balance sheets as of June 30, 2018 and December 31, 2017, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Primary Asset-Based Revolving Credit Facility(1)	$94,875	$94,875	$74,000	$74,000
Japan ABL Facility(1)	$1,265	$1,265	$13,755	$13,755
Equipment Note(2)	$10,732	$10,732	$11,815	$11,815
Standby letters of credit(3)	$1,231	$1,231	$887	$887

(1)
The carrying value of the amounts outstanding under the Company's primary asset-based revolving credit facility and Japan ABL Facility approximates the fair value due to the short-term nature of these obligations. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 4 for information on the Company's credit facilities, including certain risks and uncertainties related thereto.

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

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or more frequently if certain indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments that are written down to fair value when they are held for sale or determined to be impaired. During each of the six months ended June 30, 2018 and 2017, there were no impairment indicators related to the Company's assets that are measured at fair value on a nonrecurring basis. Assets purchased in connection with the acquisitions of OGIO and TravisMathew were valued at their fair value on the date of purchase (see Note 3).

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
The following table summarizes the fair value of the Company's foreign currency forward contracts as well as the location of the asset and/or liability on the consolidated condensed balance sheets at June 30, 2018 and December 31, 2017 (in thousands):

	Asset Derivatives
	June 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$586	Other current assets	$168

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,514	Other current assets	$11

	Liability Derivatives
	June 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$126	Accounts payable and accrued expenses	$194

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$309	Accounts payable and accrued expenses	$45
The Company's foreign currency forward contracts are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated condensed balance sheets at June 30, 2018 and December 31, 2017.
Cash Flow Hedging Instruments
The Company uses foreign currency forward contracts designated as qualifying cash flow hedging instruments to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 to 15 months from their inception. At June 30, 2018 and December 31, 2017, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $28,957,000 and $14,210,000, respectively. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the critical terms method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. Any ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 14).
As of June 30, 2018, the Company recorded a net gain of $138,000 in other comprehensive income (loss) related to its hedging activities. Of this amount, net losses of $155,000 and $200,000 for the three and six months ended June 30, 2018 were relieved from other comprehensive income and recognized in cost of goods sold for the underlying intercompany sales that were recognized. There were no ineffective hedge gains or losses recognized during the three and six months ended June 30, 2018. Gains on forward points of $158,000 and $219,000 were recognized as incurred for the three and six months ended June 30, 2018, respectively. Based on the current valuation, the Company expects to reclassify net gains of $319,000 from accumulated other comprehensive income into net earnings during the next 12 months.
The Company recognized net gains of $414,000 and $1,316,000 in cost of goods sold for the three and six months ended June 30, 2017, respectively.
The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the six months ended June 30, 2018 (in thousands):

	Gain/(Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2018	2017	2018	2017
Foreign currency forward contracts	$1,739	$(48)	$138	$(2,302)

	Gain/(Loss) Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2018	2017	2018	2017
Foreign currency forward contracts	$(155)	$414	$(200)	$1,316

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At June 30, 2018 and December 31, 2017, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $82,712,000 and $4,821,000, respectively. The increase in foreign currency forward contracts reflects the general timing of when the Company enters into these contracts. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the consolidated condensed statements of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 14).

The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the six months ended June 30, 2018 and 2017, respectively (in thousands):

	Location of Net Gain/(Loss) Recognized in Income on Derivative Instruments	Amount of Net Gain/(Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Foreign currency forward contracts	Other expense, net	$7,220	$(1,128)	$3,360	$(6,303)
In addition, for the three and six months ended June 30, 2018 the Company recognized net foreign currency losses related to transactions with its foreign subsidiaries of $1,873,000 and $2,508,000, respectively, and net foreign currency gains related to transactions with its foreign subsidiaries of $24,000 and $699,000, respectively, for the three and six months ended June 30, 2017.
Note 16. Accumulated Other Comprehensive Loss
The following table details the amounts reclassified from accumulated other comprehensive loss to cost of goods sold, as well as changes in foreign currency translation for the six months ended June 30, 2018. Amounts are in thousands.

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, December 31, 2017, after tax	$(328)	$(5,838)	$(6,166)
Change in derivative instruments	138	—	138
Net losses reclassified to cost of goods sold	200	—	200
Foreign currency translation adjustments	—	(5,178)	(5,178)
Income tax benefit	(170)	—	(170)
Accumulated other comprehensive loss, June 30, 2018, after tax	$(160)	$(11,016)	$(11,176)
Note 17. Segment Information
The Company has three operating segments that are organized on the basis of products, namely (i) Golf Clubs, (ii) Golf Balls and (iii) Gear, Accessories and Other. The Golf Clubs segment consists of Callaway Golf drivers and fairway woods, hybrids, irons and wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets and sales of pre-owned golf clubs. At the product category level, sales of packaged sets are included within irons, and sales of pre-owned golf clubs are included in the respective woods, irons and putters product categories. The Golf Balls segment consists of Callaway Golf and Strata golf balls that are designed, manufactured and sold by the Company. The Gear, Accessories and Other segment consists of golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other lifestyle and golf-related apparel, gear and accessories, OGIO branded gear and accessories, sales of apparel and accessories from the Company's joint venture in Japan, TravisMathew branded apparel, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products. There are no significant intersegment transactions.

The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales:
Golf Clubs	$232,802	$196,291	$490,243	$389,882
Golf Balls	65,882	48,767	120,804	96,991
Gear, Accessories and Other	97,627	59,490	188,455	126,602
	$396,311	$304,548	$799,502	$613,475
Income before income taxes:
Golf Clubs	$50,751	$38,445	$117,338	$73,398
Golf Balls	13,288	10,939	25,813	22,460
Gear, Accessories and Other	24,069	11,877	44,406	21,496
Reconciling items(1)	(9,927)	(13,737)	(29,426)	(30,744)
	$78,181	$47,524	$158,131	$86,610
Additions to long-lived assets:
Golf Clubs	$3,291	$2,817	$6,189	$6,612
Golf Balls	5,546	2,553	8,081	5,088
Gear, Accessories and Other	1,176	1,024	2,558	1,526
	$10,013	$6,394	$16,828	$13,226

(1)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability.

	June 30, 2018	December 31, 2017
Total Assets:
Golf Clubs	$299,938	$321,265
Golf Balls	59,050	57,120
Gear, Accessories and Other	236,961	236,515
Reconciling items(1)	479,473	376,257
	$1,075,422	$991,157
Goodwill:
Golf Clubs	$26,530	$26,904
Golf Balls	—	—
Gear, Accessories and Other	29,525	29,525
	$56,055	$56,429

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
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with the accounting principles generally accepted in the United States ("GAAP"), the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. In addition, non-GAAP information includes certain of the Company’s financial results on a constant currency basis. This constant currency information estimates what the Company’s financial results would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency results and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period.
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
Operating Segments
The Company has three operating segments that are organized on the basis of products, namely (i) Golf Clubs, (ii) Golf Balls and (iii) Gear, Accessories and Other. The Golf Clubs segment consists of Callaway Golf drivers and fairway woods, hybrids, irons and wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets and sales of pre-owned golf clubs. At the product category level, sales of packaged sets are included within irons, and sales of pre-owned golf clubs are included in the respective woods, irons and putters product categories. The Golf Balls segment consists of Callaway Golf and Strata golf balls that are designed, manufactured and sold by the Company. The Gear, Accessories and Other segment consists of golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other lifestyle and golf-related gear and accessories, OGIO branded gear and accessories, sales of apparel and accessories from the Company's joint venture in Japan, TravisMathew branded apparel, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products. For further information about the Company's segments, see Note 17 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Cost of Sales
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. As a result of the actions taken to improve manufacturing efficiencies, over 85% of the Company's manufacturing costs, primarily material and component costs, are variable in nature and fluctuate with sales volumes. With respect to the Company's operating segments, variable costs as a percentage of cost of sales range between 85% to 95% for Golf Clubs and 75% to 85% for Golf Balls. Variable costs for Gear, Accessories and Other are generally greater than 95% as fewer fixed costs are used in the manufacturing of the Company's soft goods products. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Operating Segments Results for the Three and Six Months Ended June 30, 2018 and 2017—Segment Profitability" below for further discussion of gross margins.
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
Gear, Accessories and Other
Sales of the Company's lifestyle and golf-related apparel, gear and accessories, historically followed the golf clubs and golf balls seasonality, where most of the sales and profitability occurred during the first half of the year. With the Company's addition of the Japan apparel joint venture and the acquisition of OGIO as discussed above, the Company's seasonality in this segment shifted to the second half of the year as these businesses generate higher sales in the third and fourth quarters during the winter apparel season in Japan, and during the holiday season in the United States when sales of OGIO branded products are higher. Sales of the recently acquired TravisMathew brand of apparel and accessories are expected to be higher during the first half of the year.
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
Executive Summary
The Company’s net sales increased 30.1% in the second quarter of 2018 to $396.3 million, compared to $304.6 million in the second quarter of 2017. Net sales in the first six months of 2018 increased 30.3% to $799.5 million, compared to $613.5 million in the comparable period in 2017. The increases in net sales reflect the Company's continued brand momentum and increased hard goods market share due to the continued success of the new 2018 product line, including the Rogue line of woods and irons and new Chrome Soft line of golf balls, which resulted in increases in all operating segments, all major product categories and across all major geographical regions. In addition, the increase in net sales in the second quarter and first six months of 2018 was driven by a an increase in product launches combined with a launch cadence that is heavily weighted toward the first half of the year, incremental apparel sales due to the TravisMathew acquisition that was completed in August 2017, the favorable impact of foreign currency fluctuations as well as significant improvements in market conditions, primarily in the U.S. and Japan.

Net sales in the second quarter and first six months of 2018 were also impacted by the new revenue recognition standard, which the Company adopted on January 1, 2018. The new standard requires the Company to recognize an estimate for its promotional programs and price concessions at the time of sale based on an estimated historical rate, as opposed to when they are approved by the Company and announced to customers which is generally at the end of the product's life cycle. As a result of this change, the Company now recognizes a larger reduction in revenue related to these programs during the first half of the year, when revenues are seasonally higher. By comparison, in the prior year, the Company recognized its promotional programs primarily in the second and third quarters. For further information about the adoption of the new revenue recognition standard, see Note 1 “Basis of Presentation” and Note 2 "Revenue Recognition" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
The Company’s gross profit improved 30.1% to $192.7 million in the second quarter of 2018 compared to $148.2 million in the second quarter of 2017. Gross profit improved 32.9% to $393.2 million in the first six months of 2018 compared to $295.9 million in the comparable period in 2017. Gross gross margin in the second quarter of 2018 remained relatively flat at 48.6% compared to 48.7% in the second quarter of 2017, and increased to 49.2% in the first six months of 2018 compared to 48.2% in the comparable period in 2017. Gross margin was positively impacted by continued price increases across all major product categories and scale in the Company's core business, the addition of the TravisMathew business, which is accretive to the Company's gross margins, partially offset by an increase in cost due to the technology incorporated into current year products.
Operating expenses increased $19.3 million or 19.4% in the second quarter of 2018 compared to the second quarter of 2017, and $30.2 million or 14.9% in the first six months of 2018 compared to the first six months in 2017. These increases were primarily due to incremental expenses from the TravisMathew business, increased variable expenses related to higher net sales and the negative impact of changes in foreign currency rates. These increases were partially offset by non-recurring transaction and transition charges incurred in the first quarter of 2017 related to the OGIO acquisition that was completed in January 2017.
The provision for income taxes increased $1.2 million or 7.5% in the second quarter of 2018 compared to the second quarter of 2017, and $5.2 million or 17.8% in the first six months of 2018 compared to the first six months in 2017. These increases were primarily due to increases of $30.7 million and $71.5 million in pre-tax income in the second quarter and first six months of 2018, respectively, compared to the same periods in 2017. As a percent of pre-tax income, the Company’s effective income tax rate declined to 22.1% for the second quarter of 2018 compared to 33.8% in the second quarter of 2017, and declined to 21.8% for the first six months of 2018 compared to 33.8% in the first six months of 2017. The decreased effective income tax rates in 2018 were primarily due to the Tax Cuts and Jobs Act (the "Tax Act"), which reduced the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017.
Net income increased $29.5 million or 93.6% to $60.9 million in the second quarter of 2018 compared to $31.4 million in the second quarter of 2017. Net income increased $66.6 million or 10.9% to $123.7 million in the first six months of 2018 compared to $57.1 million in the first six months of 2017. Diluted earnings per share increased $0.30 per share of 90.9% to $0.63 on 96.9 million shares outstanding in the second quarter of 2018 compared to $0.33 on 96.2 million shares outstanding in the second quarter of 2017. Diluted earnings per share increased $0.69 per share or 116.9% to $1.28 on 97.0 million shares outstanding in the first six months of 2018 compared to $0.59 on 96.1 million shares outstanding in the comparable period in 2017. The increased earnings in 2018 reflect the increased sales in the core business, the addition of TravisMathew business, improved gross margins and a lower tax rate due to the 2017 Tax Act.
Three-Month Periods Ended June 30, 2018 and 2017
Net sales for the second quarter of 2018 increased by $91.8 million (30.1%) to $396.3 million compared to $304.6 million in the second quarter of 2017. This improvement resulted from an increase in all operating segments, all major product categories, and across all major geographical regions primarily due to continued brand momentum and the strength of the Company's 2018 product line, significant improvements in market conditions, primarily in the U.S. and Japan, as well as incremental apparel sales due to the TravisMathew acquisition completed in August 2017. In addition, the increase in net sales in the second quarter of 2018 was driven by an increase in the number of products launched in the first six months of 2018 compared to the same period in 2017 as result of a shift in launch timing toward the first half of the year. Net sales in the second quarter of 2018 also benefited from $5.8 million of favorable foreign currency due to fluctuations in exchange rates relative to the same period in the prior year. The increase in net sales was partially offset by the adoption of the new revenue recognition standard as discussed above, which resulted in the earlier recognition of promotional programs and price concessions during the second quarter of 2018 compared to the second quarter in 2017.

The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended June 30,		Growth
	2018	2017	Dollars	Percent
Net sales:
Golf Clubs	$232.8	$196.3	$36.5	18.6%
Golf Balls	65.9	48.8	17.1	35.0%
Gear, Accessories and Other	97.6	59.5	38.1	64.0%
	$396.3	$304.6	$91.7	30.1%
For further discussion of each operating segment’s results, see "Operating Segments Results for the Three Months Ended
June 30, 2018 and 2017" below.
Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth		Constant Currency Growth vs. 2017
	2018	2017(1)	Dollars	Percent	Percent
Net sales:
United States	$233.4	$168.3	$65.1	38.7%	38.7%
Europe	46.3	42.9	3.4	7.9%	1.7%
Japan	59.7	47.9	11.8	24.6%	22.2%
Rest of Asia	33.0	24.2	8.8	36.4%	30.9%
Other countries	23.9	21.3	2.6	12.2%	9.2%
	$396.3	$304.6	$91.7	30.1%	28.2%

(1) Prior period amounts have been reclassified to conform to current year presentation of regional sales related to OGIO-branded products.
Net sales in the United States increased $65.1 million (38.7%) to $233.4 million during the second quarter of 2018 compared to $168.3 million in the second quarter of 2017. The Company’s sales in regions outside of the United States increased $26.6 million (19.5%) to $162.9 million for the second quarter of 2018 compared to $136.3 million in the second quarter of 2017. As discussed above, the increase in net sales across all major regions reflects the successful current year launch of the Rogue family of woods and irons, and the 2018 Chrome Soft line of golf balls, combined with an increase in the number of products launched in the first six months of 2018 compared to the same period in 2017 as a result of a shift in launch timing toward the first half of the year. In addition, the increase in net sales in the United States reflects stronger market conditions as well as incremental apparel sales resulting from the TravisMathew acquisition that was completed in August 2017. The increase in net sales in Japan was a result of strong market conditions combined with the successful launch of region-specific iron models in the second quarter of 2018 and the third quarter of 2017. The increase in net sales in Europe was primarily due to the favorable impact of foreign currency fluctuations on net sales partially offset by weaker than anticipated market conditions. Net sales in foreign regions were favorably impacted by $5.8 million due to fluctuations in foreign currency rates relative to the same period in the prior year.
Gross profit increased $44.5 million (30.1%) to $192.7 million in the second quarter of 2018 compared to $148.2 million in the second quarter of 2017. Gross profit as a percentage of net sales (“gross margin”) remained relatively flat at 48.6% in the second quarter of 2018 compared to 48.7% in the second quarter of 2017. This slight decrease was primarily attributable to an increase in cost of 210 basis points as a result of higher priced materials and technology incorporated into current year products. This decrease was partially offset by improved price and product mix of 190 basis points driven primarily by higher average selling prices across all major product categories, combined with incremental sales of TravisMathew apparel products, which were accretive to gross margin. For further discussion of gross margin, see "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Operating Segments Results for the Three Months Ended June 30, 2018 and 2017—Segment Profitability" below.

Selling expenses increased by $15.2 million to $83.3 million (21.0% of net sales) in the second quarter of 2018 compared to $68.1 million (22.4% of net sales) in the second quarter of 2017. This increase was primarily due to an additional $4.4 million of incremental costs resulting from the addition of the TravisMathew business, as well as increases of $5.7 million in marketing and tour expenses, and $3.1 million in employee costs.
General and administrative expenses increased by $2.2 million to $24.4 million (6.2% of net sales) in the second quarter of 2018 compared to $22.2 million (7.3% of net sales) in the second quarter of 2017. This increase was primarily due to $2.8 million of incremental costs resulting from the addition of the TravisMathew business, in addition to increases of $1.6 million in professional fees and $0.3 million in employee costs. These increases were partially offset by a decrease of $2.2 million of transaction and transition costs incurred in the second quarter of 2017 in connection with the OGIO acquisition.
Research and development expenses increased by $1.8 million to $10.7 million (2.7% of net sales) in the second quarter of 2018 compared to $8.9 million (2.9% of net sales) in the second quarter of 2017, primarily due to increases in employee costs and professional fees.
Net interest expense increased by $1.1 million to $2.0 million in the second quarter of 2018 compared to $0.9 million in the second quarter of 2017 primarily due to an increase in outstanding borrowings under the Company's credit facilities period over period as a result of the TravisMathew acquisition, combined with the interest paid on the Company's long-term equipment note (see Note 3).
Other income/expense, net improved to other income of $5.5 million in the second quarter of 2018 compared to other expense of $1.0 million in the second quarter of 2017, primarily due to an increase in net foreign currency gains period over period.
The Company’s provision for income taxes increased by $1.2 million to $17.3 million in the second quarter of 2018, compared to $16.1 million in the second quarter of 2017 primarily due to an increase of $30.7 million in pre-tax income. As a percent of pre-tax income, the Company’s income tax rate declined to 22.1% compared to 33.8% in the second quarter of 2017 primarily due to the Tax Act, which reduced the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. For further discussion see Note 11 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net income for the second quarter of 2018 increased $29.5 million to $60.9 million compared to $31.4 million in the second quarter of 2017. Diluted earnings per share increased $0.30 to $0.63 in the second quarter of 2018 compared to $0.33 in the second quarter of 2017.

Operating Segments Results for the Three Months Ended June 30, 2018 and 2017
Golf Clubs
Golf club sales increased $36.5 million (18.6%) to 232.8 million in the second quarter of 2018 compared to 196.3 million in the second quarter of 2017. This increase was primarily due to the strength of the Rogue woods and irons product lines launched in the current year combined with an increase in the number of product models launched in the first half of 2018 compared to the same period in 2017, in addition to the continued success of the Odyssey Works Black and Red putters launched during the third quarter of 2017. This increase in net sales of golf clubs was partially offset by the adoption of the new revenue recognition standard as discussed above, which resulted in the earlier recognition of promotional programs and price concessions during the first quarter of 2018 compared to the same period in 2017.
Net sales information for the Golf Clubs segment by product category is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2018	2017	Dollars	Percent
Net sales:
Woods	$93.9	$89.3	$4.6	5.2%
Irons	111.1	82.3	$28.8	35.0%
Putters	27.8	24.7	$3.1	12.6%
	$232.8	$196.3	$36.5	18.6%

The $4.6 million (5.2%) increase in net sales of woods to $93.9 million for the quarter ended June 30, 2018, compared to $89.3 million in the comparable period in 2017, was primarily due to an 8.0% increase in sales volume resulting from the continued success of the Rogue line of woods launched in the current year, combined with an increase in the number of woods models launched in the first six months of 2018 compared to the same period in the prior year. This increase was partially offset by a 2.5% decrease in average selling prices primarily due to a shift in product mix from driver sales to sales of fairway woods and hybrids, which have lower average selling prices. Average selling prices were also unfavorably impacted by the earlier recognition of sales incentives and promotions in 2018 as required by the new revenue recognition accounting standard described above.
Net sales of irons increased $28.8 million (35.0%) to $111.1 million for the quarter ended June 30, 2018 compared to $82.3 million in the comparable period in 2017 due to increases of 27.8% in sales volume and 5.6% in average selling prices. The increase in sales volume resulted from the continued success of the Rogue line of irons launched in the current year combined with an increase in the number of irons models launched in the first six months of 2018 compared to the same period in the prior year. The increase in average selling prices resulted from the Rogue line of irons, which launched at a higher price compared to the predecessor Steelhead XR line of irons.
Net sales of putters increased $3.1 million (12.6%) to $27.8 million for the quarter ended June 30, 2018 compared to $24.7 million in the comparable period in 2017, primarily due to an 11.1% increase in average selling prices and a 1.1% increase in sales volume. These increases were the result of the current quarter launch of the Odyssey EXO and Odyssey Works Tour putter models, which launched at a higher average selling price compared to the Odyssey Works putter models launched in 2017, combined with Red and Black putter lines, which were launched in the third quarter of 2017. The increase in average selling prices was partially offset by the earlier recognition of sales incentives and promotions in 2018 as required by the new revenue recognition accounting standard described above.
Golf Balls
Net sales information for the Golf Balls segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth
	2018	2017	Dollars	Percent
Net sales:
Golf Balls	$65.9	$48.8	$17.1	35.0%
Net sales of Golf Balls increased $17.1 million (35.0%) to $65.9 million for the quarter ended June 30, 2018 compared to $48.8 million in the comparable period in 2017, primarily due to a 19.2% increase in sales volume and a 13.3% increase in average selling prices. These increases were the result of the successful launch of the Chrome Soft family of golf balls in the first half of 2018 at higher average selling prices compared to the Chrome Soft family of golf balls launched in 2017. The increase in average selling prices was partially offset by the earlier recognition of sales incentives and promotions in 2018 as required by the new revenue recognition accounting standard described above.
Gear, Accessories and Other
Net sales information for the Gear, Accessories and Other segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth
	2018	2017	Dollars	Percent
Net sales:
Gear, Accessories and Other	$97.6	$59.5	$38.1	64.0%
Net sales of Gear, Accessories and Other increased $38.1 million (64.0%) to $97.6 million for the quarter ended June 30, 2018 compared to $59.5 million in the comparable period in 2017. This increase was largely due to incremental apparel sales as a result of the TravisMathew acquisition completed in August 2017, in addition to increases in net sales of OGIO products, golf bags, and Callaway Golf apparel, headwear and gloves.

Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2018	2017	Dollars	Percent
Income before income taxes:
Golf Clubs	$50.8	$38.4	$12.4	32.3%
Golf Balls	13.3	10.9	2.4	22.0%
Gear, Accessories and Other	24.1	11.9	12.2	102.5%
Reconciling items(1)	(10.0)	(13.7)	3.7	(27.0)%
	$78.2	$47.5	$30.7	64.6%

(1)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability.
Pre-tax income in the Company’s Golf Clubs operating segment increased to $50.8 million in the second quarter of 2018 from $38.4 million in the second quarter of 2017. This increase was primarily due to a $17.8 million increase in gross profit resulting from a $36.5 million increase in net sales as discussed above, partially offset by a $5.5 million increase in operating expenses. Gross margin was flat period over period. The increase in operating expenses was primarily due to increases in employee costs, marketing expenses and tour expenses.
Pre-tax income in the Company’s Golf Balls operating segment increased to $13.3 million in the second quarter of 2018 from $10.9 million in the second quarter of 2017. This increase was primarily due to a $6.3 million increase in gross profit resulting from a $17.1 million increase in net sales as discussed above, partially offset by a $3.9 million increase in operating expenses. Gross margin decreased by 280 basis points primarily due to the higher cost of materials and technology incorporated into current year golf ball products, partially offset by an increase in prices driven by the higher priced, higher margin Chrome Soft line of golf balls launched in 2018 compared to the Chrome Soft line in the prior year. The increase in operating expenses was primarily due to increases in employee costs, marketing expenses and tour expenses.
Pre-tax income in the Company's Gear, Accessories and Other operating segment increased to $24.1 million in the second quarter of 2018 from $11.9 million in the second quarter of 2017. This increase was primarily due to a $20.5 million increase in gross profit, offset by a $8.3 million increase in operating expenses, both due to incremental sales and expenses as a result of the addition of the new TravisMathew business, acquired during the third quarter of 2017.
Six-Month Periods Ended June 30, 2018 and 2017
Net sales for the six months ended June 30, 2018 increased $186.0 million (30.3%) to $799.5 million compared to $613.5 million for the six months ended June 30, 2017. This improvement was driven by an increase in net sales in all operating segments, all major product categories and across all major geographical regions primarily due to continued brand momentum and the strength of the Company's 2018 product line, significant improvements in market conditions, primarily in the U.S. and Japan, as well as incremental apparel sales due to the TravisMathew acquisition completed in August 2017. In addition, the increase in net sales was driven by an increase in the number of products launched in the first six months of 2018 compared to the same period in 2017, as a result of a shift in launch timing toward the first half of the year. Net sales in 2018 also benefited from $16.7 million of favorable foreign currency due to fluctuations in exchange rates relative to the first half of 2017. The increase in net sales was partially offset by the adoption of the new revenue recognition standard as discussed above, which resulted in the earlier recognition of promotional programs and price concessions during the first six months of 2018 compared to the same period in 2017.

The Company’s net sales by operating segment are presented below (dollars in millions):

	Six Months Ended June 30,		Growth
	2018	2017	Dollars	Percent
Net sales:
Golf Clubs	$490.2	$389.9	$100.3	25.7%
Golf Balls	120.8	97.0	23.8	24.5%
Gear, Accessories and Other	188.5	126.6	61.9	48.9%
	$799.5	$613.5	$186.0	30.3%
For further discussion of each operating segment’s results, see “Operating Segments Results for the Six Months Ended June 30, 2018 and 2017” below.
Net sales information by region is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth		Constant Currency Growth vs. 2017
	2018	2017(1)	Dollars	Percent	Percent
Net sales:
United States	$468.5	$346.5	$122.0	35.2%	35.2%
Europe	97.5	87.5	10.0	11.4%	2.1%
Japan	128.9	94.4	34.5	36.5%	31.9%
Rest of Asia	57.9	42.6	15.3	35.9%	29.4%
Other countries	46.7	42.5	4.2	9.9%	6.6%
	$799.5	$613.5	$186.0	30.3%	27.6%

(1) Prior period amounts have been reclassified to conform to current year presentation of regional sales related to OGIO-branded products.
Net sales in the United States increased $122.0 million (35.2%) to $468.5 million during the six months ended June 30, 2018 compared to $346.5 million for the six months ended June 30, 2017. Net sales in regions outside of the United States increased $64.1 million (24.0%) to $331.0 million for the six months ended June 30, 2018 compared to $266.9 million for the six months ended June 30, 2017. As discussed above, the increase in net sales across all major regions reflects the successful current year launch of the Rogue family of woods and irons, and the 2018 Chrome Soft line of golf balls, combined with an increase in the number of products launched in the first six months of 2018 compared to the same period in 2017 as a result of a shift in launch timing toward the first half of the year. In addition, the increase in net sales in the United States reflects stronger market conditions as well as incremental apparel sales resulting from the TravisMathew acquisition that was completed in August 2017. The increase in net sales in Japan was a result of strong market conditions combined with the successful launch of region-specific iron models in the second quarter of 2018 and the third quarter of 2017. The increase in net sales in Europe was primarily due to the favorable impact of foreign currency fluctuations on net sales partially offset by the negative impact of poor weather conditions which resulted in a slow start to the golf season. In the first six months of 2018, fluctuations in foreign currencies had a favorable impact on international net sales of $16.7 million relative to the same period in the prior year.
Gross profit increased $97.3 million (32.9%) to $393.2 million for the six months ended June 30, 2018 compared to $295.9 million in the same period of 2017, and gross margin increased 100 basis points to 49.2% for the first six months of 2018 compared to 48.2% for the same period in 2017. The increase in gross margin was primarily attributable to a 190 basis point improvement in price and product mix driven primarily by higher priced and higher margin products in the woods, irons and golf balls product categories, combined with incremental sales of TravisMathew apparel products, which were accretive to gross margin. These increases were partially offset by an increase in cost of 90 basis points as a result of higher priced materials and technology incorporated into current year products. For further discussion of gross margin, see "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Operating Segments Results for the six months ended June 30, 2018 and 2017—Segment Profitability" below.

Selling expenses increased by $26.3 million to $166.2 million (20.8% of net sales) during the six months ended June 30, 2018 compared to $139.9 million (22.8% of net sales) in the comparable period of 2017. This increase was primarily due to a $9.6 million increase in marketing and tour expenses, an additional $7.9 million of incremental costs resulting from the addition of the TravisMathew business, and an increase of $5.2 million in employee costs.
General and administrative expenses increased by $1.3 million to $46.3 million (5.8% of net sales) during the six months ended June 30, 2018 compared to $45.0 million (7.3% of net sales) in the comparable period of 2017. This increase was primarily due to $5.7 million of incremental costs in the first six months of 2018 resulting from the addition of the TravisMathew business, combined with an increase of $2.0 million in legal expenses and professional fees. These increases were partially offset by a decrease due to $6.2 million of transaction and transition costs incurred in the first six months of 2017 in connection with the OGIO acquisition.
Research and development expenses increased by $2.6 million to $20.3 million (2.5% of net sales) during the six months ended June 30, 2018 compared to $17.7 million (2.9% of net sales) in the comparable period of 2017, primarily due to an increase in employee costs as well as an increase related to the addition of the TravisMathew business.
Interest expense increased $2.0 million to $3.6 million during the six months ended June 30, 2018 compared to $1.6 million in the comparable period of 2017, primarily due to an increase in outstanding borrowings under the Company's credit facilities period over period, combined with the interest paid on the Company's long-term equipment note (see Note 3).
Other income/expense, net increased to other income of $1.0 million during the six months ended June 30, 2018 compared to other expense of $5.3 million in the comparable period of 2017. This $6.4 million improvement was primarily due to a decrease in net foreign currency losses from non-designated foreign currency hedging contracts.
The Company’s provision for income taxes increased by $5.2 million to $34.5 million for the six months ended June 30, 2018, compared to $29.3 million in the comparable period of 2017, primarily due to a $71.5 million increase in pre-tax income. As a percent of pre-tax income, the Company’s income tax rate declined to 21.8% compared to 33.8% in the first six months of 2017 primarily due to the Tax Act, which reduced the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. For further discussion see Note 11 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net income for the six months ended June 30, 2018 increased by $66.6 million to $123.7 million compared to $57.1 million in the comparable period of 2017. Diluted earnings per share increased by $0.69 to $1.28 in the first six months of 2018 compared to $0.59 in the same period in 2017.

Operating Segment Results for the Six Months Ended June 30, 2018 and 2017
Golf Clubs
Golf clubs sales increased $100.3 million (25.7%) to $490.2 million in the first six months of 2018 compared to the same period in 2017, primarily due to the strength of the Rogue woods and irons product lines launched in the current year combined with an increase in the number of product models launched in the first half of 2018 compared to the same period in 2017, in addition to the continued success of the Odyssey Works Black and Red putters launched during the third quarter of 2017. The increase in net sales of golf clubs was partially offset by the adoption of the new revenue recognition standard as discussed above, which resulted in the earlier recognition of promotional programs and price concessions during the first half of 2018 compared to the same period in 2017.

Net sales information for the Golf Clubs segment by product category is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth
	2018	2017	Dollars	Percent
Net sales:
Woods	$222.7	$196.9	$25.8	13.1%
Irons	206.3	141.3	65.0	46.0%
Putters	61.2	51.7	9.5	18.4%
	$490.2	$389.9	$100.3	25.7%
Net sales of woods increased $25.8 million (13.1%) to $222.8 million for the six months ended June 30, 2018 compared to the same period in the prior year due to increases of 10.1% in sales volume and 2.8% in average selling prices. The increase in sales volume was primarily due to the continued success of the Rogue line of woods launched in 2018, combined with an increase in the number of woods models launched in the first six months of 2018 compared to the same period in the prior year. The increase in average selling prices was primarily due to a favorable shift in product mix as a result of the Rogue fairway woods, which were priced higher compared to the Epic and XR lines of fairway woods and hybrids launched in the prior year. The increase in average selling prices was partially offset by the earlier recognition of promotional programs and price concessions in accordance with the new revenue recognition standard as discussed above.
Net sales of irons increased $65.0 million (46.0%) to $206.3 million for the six months ended June 30, 2018 compared to the same period in the prior year due to increases of 31.7% in sales volume and 10.8% in average selling prices. The increase in sales volume was primarily due to the continued success of the Rogue line of irons launched in 2018, combined with an increase in the number of irons models launched in the first six months of 2018 compared to the first six months of 2017. The increase in average selling prices resulted from the Rogue line of irons, which launched at a higher price compared to the predecessor Steelhead XR line of irons, and MD4 wedges, which have a higher average selling price compared to the MD3 and MD Forged wedges sold in the prior year.
Net sales of putters increased $9.5 million (18.4%) to 61.2 million for the six months ended June 30, 2018 compared to the same period in the prior year due to increases of 15.3% in average selling prices and 2.7% in sales volume. The increase in average selling prices was primarily due to the current year launch of Odyssey EXO putters, which have a higher average selling price relative to Odyssey Works 17 putters sold in the prior year, partially offset by the earlier recognition of sales incentives and promotions in 2018 as required by the new revenue recognition accounting standard described above. The increase in sales volume was primarily due to the launch timing of the Odyssey Works 17 Red and Black putter lines, which were launched in the third quarter of 2017.
Golf Balls
Net sales information for the Golf Balls segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth
	2018	2017	Dollars	Percent
Net sales:
Golf balls	$120.8	$97.0	$23.8	24.5%
Net sales of Golf Balls increased $23.8 million (24.5%) to $120.8 million for the six months ended June 30, 2018 compared to the same period in the prior year due to increases of 12.6% in average selling prices and 10.7% in sales volumes. The increase in average selling prices was primarily due to the current year launch of the Chrome Soft line of golf balls, which were launched at a higher average selling price compared to the predecessor Chrome Soft golf balls in the prior year. This increase was partially offset by the earlier recognition of promotional programs and price concessions under the new revenue recognition standard as described above. The increase in sales volumes was primarily due to an increase in the number of Chrome Soft product models launched in the current period as compared to the prior year.

Gear, Accessories and Other
Net sales information for the Gear, Accessories and Other segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth
	2018	2017	Dollars	Percent
Net sales:
Gear, Accessories and Other	$188.5	$126.6	$61.9	48.9%
Net sales of Gear, Accessories and Other increased $61.9 million (48.9%) to 188.5 million for the six months ended June 30, 2018 compared to the same period in the prior year. This increase was largely due to the acquisition of TravisMathew, in addition to increases in net sales of OGIO products, golf bags, footwear, and apparel.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2018	2017	Dollars	Percent
Income before income taxes:
Golf Clubs	$117.3	$73.4	$43.9	59.8%
Golf Balls	25.8	22.5	3.3	14.7%
Gear, Accessories and Other	44.4	21.5	22.9	106.5%
Reconciling items(1)	(29.4)	(30.8)	1.4	(4.5)%
	$158.1	$86.6	$71.5	82.6%

(1)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability.
Pre-tax income in the Company’s Golf Clubs operating segment increased to $117.3 million for the six months ended June 30, 2018 from $73.4 million for the comparable period in the prior year, primarily due to a $55.2 million increase in gross profit resulting from a $100.4 million increase in net sales as discussed above, partially offset by a $11.2 million increase in operating expenses. Gross margin increased by 110 basis points primarily due to a favorable shift in price and product mix in the woods product category driven by the Rogue product line which has higher margins compared to the Epic line in the prior year combined with a general increase in average selling prices across all golf club product categories. The increase in operating expenses was primarily due to an increase employee costs, and marketing and tour expenses.
Pre-tax income in the Company’s Golf Balls operating segment increased to $25.8 million for the six months ended June 30, 2018 from $22.5 million for the comparable period in the prior year, primarily due to a $7.8 million increase in gross profit resulting from a $23.8 million increase in sales as discussed above, partially offset by a $4.4 million increase in operating expenses. Gross margin decreased by 300 basis points primarily due to an increase in manufacturing expenses associated with the technology incorporated into current year golf ball products, partially offset by the 2018 Chrome Soft line of balls, which have a higher average selling price compared to the prior year Chrome Soft models. The increase in operating expenses was primarily due to an increase employee costs, and marketing and tour expenses.
Pre-tax income in the Company's Gear, Accessories and Other operating segment increased to $44.4 million for the six months ended June 30, 2018 from $21.5 million for the comparable period in the prior year. This increase was primarily due to a $34.3 million increase in gross profit, offset by a $11.4 million increase in operating expenses, both primarily due to incremental sales and expenses as a result of the addition of the new TravisMathew business, acquired during the third quarter of 2017.
Financial Condition
The Company’s cash and cash equivalents decreased $27.9 million to $57.7 million at June 30, 2018 from $85.7 million at December 31, 2017. The decrease in cash reflects the general seasonality of the Company's business. Cash provided by operating activities decreased to $5.1 million in the first half of 2018 compared to $26.3 million in the comparable period of 2017 primarily due to an increase in accounts receivable as a result of increased sales period over period combined with the timing of cash collections. During the first half of 2018, the Company used its cash and cash equivalents and borrowings under its credit facilities to fund its operations as well as repurchase $22.3 million in shares of its common stock and fund $17.1 million in capital expenditures. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its current and future credit facilities, as deemed necessary. See Note 4 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-Q for further information on the ABL Facility and the Japan ABL Facility.
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of June 30, 2018, the Company’s net accounts receivable increased to $242.0 million from $94.7 million as of December 31, 2017. This increase reflects the general seasonality of the business and was primarily attributable to net sales of $396.3 million during the second quarter of 2018 compared to net sales of $191.7 million during the fourth quarter of 2017. The Company’s net accounts receivable as of June 30, 2018 increased by $17.4 million compared to the Company’s net accounts receivable as of June 30, 2017 primarily due to an increase in net sales period over period.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s inventory decreased to $237.1 million as of June 30, 2018 compared to $262.5 million as of December 31, 2017. The Company’s inventory as of June 30, 2018 increased by $65.3 million compared to the Company's inventory as of June 30, 2017 primarily due to an increase in products launched in the first half of 2018 compared to the first half of 2017, combined with incremental inventory from the acquisition TravisMathew in August 2017.
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
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017). The Company intends to maintain appropriate debt levels based upon cash flow expectations, its overall cost of capital, and expected cash requirements for operations, capital expenditures, and strategic discretionary spending. In the future, the Company may also engage in additional debt or equity financings. The Company believes that when necessary, it will have adequate access to the capital markets, although the Company’s ability to raise capital on terms commercially acceptable to it could be constrained if there is insufficient lender or investor interest due to industry-wide or company-specific concerns. Such financings could result in increased debt service expenses, dilution to existing stockholders, or restrictive covenants which could restrain the Company’s ability to pursue its strategic plans.
The Company has a senior secured asset-based revolving credit facility of up to $330.0 million that is secured by certain assets, including cash (to the extent pledged by the Company), the Company's intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Canada and the United Kingdom, and an asset-based loan agreement in Japan, which provides a credit facility of up to 4 billion Yen (or U.S. $36.3 million, using the exchange rate in effect as of June 30, 2018) that is secured by certain assets, including eligible inventory and eligible accounts receivable. As of June 30, 2018, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities after letters of credit and outstanding borrowings, was $301.3 million. For further information on the Company's credit facilities see Note 4 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q is incorporated herein by this reference.
As of June 30, 2018, approximately 88% of the Company’s total cash is held in regions outside of the United States. If the Company were to repatriate such cash, outside of settling intercompany balances during the normal course of operations, it may need to accrue and pay incremental withholding taxes. Due to changes enacted by the Tax Act in December 2017, incremental U.S. federal income tax is no longer a consideration upon distribution. During the quarter ended June 30, 2018, the Company evaluated its permanent reinvestment assertion with respect to its Canadian subsidiary in conjunction with the Company's operating plans and forecasts as well as its short-term and long-term financial requirements, and determined that it would repatriate a portion of the earnings of its Canadian subsidiary. Therefore, the Company repatriated cash from its Canadian subsidiary and remitted the Canadian withholding tax. The distribution was not material to the Company's overall liquidity or tax expense. Prospectively, the Company will no longer consider the future earnings of this subsidiary to be indefinitely reinvested. However, at this time the Company does not intend to repatriate additional funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. Therefore, except for the future earnings of the Company's foreign subsidiary in Canada, the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested and, accordingly, no U.S. withholding taxes have been provided thereon.
Other Significant Cash and Contractual Obligations
The table set forth below summarizes certain significant cash obligations as of June 30, 2018 that could affect the Company’s future liquidity.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Primary Asset-Based Revolving Credit Facility	$94.9	$94.9	$—	$—	$—
Japan ABL Facility	1.3	1.3	—	—	—
Capital leases (1)	0.6	0.1	0.3	0.2	—
Operating leases(2)	58.2	9.7	16.9	13.9	17.7
Unconditional purchase obligations(3)	72.8	44.3	23.8	4.7	—
Uncertain tax contingencies(4)	4.2	0.5	1.3	0.6	1.8
Equipment Note(5)	10.7	—	—	10.7	—
Interest on equipment note	1.0	0.4	0.5	0.1	—
Total	$243.7	$151.2	$42.8	$30.2	$19.5

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

(4)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of June 30, 2018. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 11 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(5)
In December 2017, the Company entered into a long-term financing agreement (the "Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of June 30, 2018, the Company had $10.7 million outstanding under the Equipment Note. For further discussion, see Note 4 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company has also issued guarantees in the form of a standby letter of credit in the amount of $1.2 million primarily as security for contingent liabilities under certain workers’ compensation insurance policies.
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three and six months ended June 30, 2018 was not material to the Company’s financial position, results of operations or cash flows.
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
Capital Expenditures
The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures of approximately $40.0 million for the year ending December 31, 2018.
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
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2018 through its foreign currency forward contracts.
The estimated maximum one-day loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, is $12.3 million at June 30, 2018. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities. Outstanding borrowings under these credit facilities accrue interest as described in Note 4 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.4 million over the 12-month period ending on June 30, 2018.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2018, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In August 2014, the Company's Board of Directors authorized a $50.0 million share repurchase program (the "2014 Repurchase Program") under which the Company was authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. Through April 2018, the Company repurchased $46.9 million of its common stock under this program. The 2014 Repurchase Program remained in effect until May 8, 2018, at which time it was canceled by the Board of Directors and replaced by a new share repurchase program with a maximum cost to the Company of $50.0 million (the "2018 Repurchase Program"), under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The repurchases are made consistent with the terms of the Company's ABL Facility which limits the amount of stock that can be repurchased. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.
The following table summarizes the purchases by the Company during the second quarter of 2018. Included in these amounts are $0.1 million of shares the Company withheld to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended June 30, 2018
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
	(in thousands, except per share data)
April 1, 2018-April 30, 2018	125	$16.41	125	$3,092
May 1, 2018-May 31, 2018	—	$—	—	$50,000
June 1, 2018-June 30, 2018	7	$19.15	7	$49,874
Total	132	$16.54	132	$49,874
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

10.1
Indemnification Agreement, dated May 8, 2018, between Callaway Golf Company and Russell Fleischer incorporated herein by reference to Exhibit 10.1 to the COmpany's Current Report on Form 8-K, as filed with the Commission on May 10, 2018 (file no. 1-10962).

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
Date: August 6, 2018