Form 10-Q
period 2018-09-30
CALLAWAY GOLF CO
filed 2018-11-07
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2018, the number of shares outstanding of the Registrant’s common stock was 94,502,035.

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

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex, Apex Tour, APW, Aqua Dry, Arm Lock, Backstryke, Big Bertha, Big Bertha Alpha, Big T, Black Series, Bounty Hunter, C, C Grind, Callaway, Callaway Golf, Callaway Media Productions, Callaway Supersoft, Chev, Chev 18, Chevron Device, Chrome Soft, Cirrus, Comfort Tech, CUATER, Cup 360, CXR, 360 Face Cup, D.A.R.T., Dawn Patrol, Demonstrably Superior And Pleasingly Different, Divine, Eagle, Engage, Epic, ERC, Exo, Cage, Fast Tech Mantle, FT Optiforce, FT Performance, FT Tour, FTiZ, Fusion, GBB, GBB Epic, Gems, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Griptac, Grom, Groove, In, Groove Technology, Heavenwood, Hex Aerodynamics, Hex Chrome, Hex Solaire, HX, Hyper Dry, Hyper, Lite, Hyper Speed Face, I, MIX, Innovate or Die, Ion-X, Jailbird, Jailbreak, Kings of Distance, Legacy, Longer From Everywhere, Mack Daddy, Majestic, MarXman, MD3 Milled, MD4 Tactical, MD5, Metal-X, Microhinge Face Insert, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Works, Ogio, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO ME, OGIO MY EXPRESSION, OGIO RENEGADE, OGIO SAVAGE, OGIO SHADOW, Opti Flex, Opti Grip, Opti Shield, Opti Therm, OptiFit, ORG 14, ORG 15, PRESTIGE 7, ProType, ∙R∙, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shredder, SLED, SoftFast, Solaire, Speed Regime, Speed Step, SR1, SR2, SR3, Steelhead XR, Steelhead, Strata, Strata Jet, Stronomic, Sub Zero, Superhot, T M, Tank, Tank Cruiser, Tech Series, Teron, TI, HOT, TMCA, Toe Up, Toulon, Toulon Garage, Tour Authentic, Trade In! Trade Up!, TRAVISMATHEW, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Uptown, Versa, VFT, W Grind, Warbird, Weather Series, Wedgeducation, White Hot, White Hot Pro, White Hot Pro Havok, White Hot Tour, White Ice, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, X-ACT, X Hot, X Hot Pro, X² Hot, X Series, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball, 3 Deep.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$70,821	$85,674
Accounts receivable, net	130,033	94,725
Inventories	237,472	262,486
Income taxes receivable	13,762	542
Other current assets	21,028	22,557
Total current assets	473,116	465,984
Property, plant and equipment, net	82,074	70,227
Intangible assets, net	224,958	225,758
Goodwill	56,106	56,429
Deferred taxes, net	65,045	91,398
Investment in golf-related venture	70,777	70,495
Other assets	10,625	10,866
Total assets	$982,701	$991,157
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$142,661	$176,127
Accrued employee compensation and benefits	38,425	40,173
Asset-based credit facilities	4,300	87,755
Accrued warranty expense	8,532	6,657
Equipment note, short-term	2,400	2,367
Income taxes payable	10,827	1,295
Total current liabilities	207,145	314,374
Long-term liabilities:
Income tax liability	4,164	4,602
Deferred taxes, net	1,795	1,822
Long-term other	2,050	1,536
Equipment note, long-term	7,783	9,448
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 95,648,648 and 95,042,557 shares issued at September 30, 2018 and December 31, 2017, respectively	956	950
Additional paid-in capital	337,902	335,222
Retained earnings	443,247	324,081
Accumulated other comprehensive loss	(13,521)	(6,166)
Less: Common stock held in treasury, at cost, 1,146,613 and 411,013 shares at September 30, 2018 and December 31, 2017, respectively	(17,857)	(4,456)
Total Callaway Golf Company shareholders’ equity	750,727	649,631
Non-controlling interest in consolidated entity (Note 8)	9,037	9,744
Total shareholders’ equity	759,764	659,375
Total liabilities and shareholders’ equity	$982,701	$991,157

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$262,654	$243,604	$1,062,156	$857,079
Cost of sales	147,415	138,702	553,758	456,297
Gross profit	115,239	104,902	508,398	400,782
Operating expenses:
Selling expense	68,605	65,754	234,826	205,618
General and administrative expense	26,706	23,957	73,008	68,976
Research and development expense	9,229	9,154	29,561	26,899
Total operating expenses	104,540	98,865	337,395	301,493
Income from operations	10,699	6,037	171,003	99,289
Interest income	70	63	485	399
Interest expense	(1,126)	(705)	(4,730)	(2,306)
Other income (expense), net	1,432	(820)	2,448	(6,197)
Income before income taxes	11,075	4,575	169,206	91,185
Income tax provision	1,335	1,486	35,801	30,742
Net income	9,740	3,089	133,405	60,443
Less: Net income attributable to non-controlling interest	223	29	166	251
Net income attributable to Callaway Golf Company	$9,517	$3,060	$133,239	$60,192

Earnings per common share:
Basic	$0.10	$0.03	$1.41	$0.64
Diluted	$0.10	$0.03	$1.37	$0.62
Weighted-average common shares outstanding:
Basic	94,477	94,450	94,605	94,246
Diluted	97,320	96,879	97,076	96,343

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$9,740	$3,089	$133,405	$60,443
Other comprehensive income:
Change in derivative instruments	88	696	426	(2,922)
Foreign currency translation adjustments	(2,457)	3,431	(7,447)	12,002
Comprehensive income, before income tax on other comprehensive income items	7,371	7,216	126,384	69,523
Income tax expense (benefit) on derivative instruments	(216)	(277)	(386)	521
Comprehensive income	7,155	6,939	125,998	70,044
Less: Comprehensive income (loss) attributable to non-controlling interests	(240)	(14)	(52)	176
Comprehensive income attributable to Callaway Golf Company	$7,395	$6,953	$126,050	$69,868

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$133,405	$60,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,762	12,806
Amortization of inventory step-up from acquisitions	—	1,701
Deferred taxes, net	30,123	32,586
Non-cash share-based compensation	9,975	9,583
(Gain)/loss on disposal of long-lived assets	(30)	1,035
Unrealized (gain)/loss on foreign currency hedges	(1,138)	1,373
Change in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(54,559)	(6,540)
Inventories	21,257	24,038
Other assets	1,585	(4,835)
Accounts payable and accrued expenses	(31,358)	(20,563)
Accrued employee compensation and benefits	(1,636)	1,762
Accrued warranty expense	1,875	2,155
Income taxes receivable/payable, net	(3,437)	(4,835)
Other liabilities	75	76
Net cash provided by operating activities	120,899	110,785
Cash flows from investing activities:
Capital expenditures	(26,103)	(16,846)
Investments in golf related ventures	(282)	(1,499)
Acquisitions, net of cash acquired	—	(181,824)
Proceeds from sales of property and equipment	43	560
Net cash used in investing activities	(26,342)	(199,609)
Cash flows from financing activities:
Proceeds from (repayments of) credit facilities, net	(83,455)	58,652
Exercise of stock options	1,636	4,205
Repayments of long-term debt	(1,632)	—
Dividends paid, net	(2,841)	(2,827)
Acquisition of treasury stock	(22,373)	(16,479)
Distributions to non-controlling interests	(821)	(974)
Net cash (used in)/provided by financing activities	(109,486)	42,577
Effect of exchange rate changes on cash and cash equivalents	76	2,293
Net decrease in cash and cash equivalents	(14,853)	(43,954)
Cash and cash equivalents at beginning of period	85,674	125,975
Cash and cash equivalents at end of period	$70,821	$82,021
Supplemental disclosures:
Cash paid for income taxes, net	$8,216	$9,787
Cash paid for interest and fees	$4,419	$1,865
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$5,521	$5,556
Accrued capital expenditures at period-end	$2,073	$1,865

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance at June 30, 2018	95,649	$956	$335,025	$434,674	$(11,176)	(1,209)	$(18,797)	$740,682	$9,054	$749,736
Acquisition of treasury stock	—	—	—	—	—	(3)	(72)	(72)	—	(72)
Exercise of stock options	—	—	(493)	—	—	56	871	378	—	378
Compensatory awards released from restriction	—	—	(107)	47	—	6	60	—	—	—
Share-based compensation	—	—	3,511	—	—	—	—	3,511	—	3,511
Stock dividends	—	—	(34)	(47)	—	3	81	—	—	—
Cash dividends ($0.01 per share)	—	—	—	(944)	—	—	—	(944)	—	(944)
Equity adjustment from foreign currency translation	—	—	—	—	(2,217)	—	—	(2,217)	(240)	(2,457)
Change in fair value of derivative instruments, net of tax	—	—	—	—	(128)	—	—	(128)	—	(128)
Net income	—	—	—	9,517	—	—	—	9,517	223	9,740
Balance at September 30, 2018	95,649	$956	$337,902	$443,247	$(13,521)	(1,147)	$(17,857)	$750,727	$9,037	$759,764

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance at December 31, 2017	95,043	$950	$335,222	$324,081	$(6,166)	(411)	$(4,456)	$649,631	$9,744	$659,375
Adoption of accounting standard	—	—	—	(11,185)	—	—	—	(11,185)	—	(11,185)
Acquisition of treasury stock	—	—	—	—	—	(1,407)	(22,373)	(22,373)	—	(22,373)
Exercise of stock options	—	—	(1,734)	—	—	231	3,370	1,636	—	1,636
Compensatory awards released from restriction	606	6	(5,527)	—	—	437	5,521	—	—	—
Share-based compensation	—	—	9,975	—	—	—	—	9,975	—	9,975
Stock dividends	—	—	(34)	(47)	—	3	81	—	—	—
Cash dividends ($0.03 per share)	—	—	—	(2,841)	—	—	—	(2,841)	—	(2,841)
Equity adjustment from foreign currency translation	—	—	—	—	(7,395)	—	—	(7,395)	(52)	(7,447)
Change in fair value of derivative instruments, net of tax	—	—	—	—	40	—	—	40	—	40
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(821)	(821)
Net income	—	—	—	133,239	—	—	—	133,239	166	133,405
Balance at September 30, 2018	95,649	$956	$337,902	$443,247	$(13,521)	(1,147)	$(17,857)	$750,727	$9,037	$759,764

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance June 30, 2017	95,043	$950	$328,650	$342,300	$(12,905)	(671)	$(7,201)	$651,794	$9,132	$660,926
Acquisition of treasury stock	—	—	—	—	—	(5)	(69)	(69)	—	(69)
Exercise of stock options	—	—	(558)	—	—	157	1,678	1,120	—	1,120
Compensatory awards released from restriction	—	—	(142)	—	—	13	142	—	—	—
Share-based compensation	—	—	4,181	—	—	—	—	4,181	—	4,181
Stock dividends	—	—	2	(2)	—	—	—	—	—	—
Cash dividends ($0.01 per share)	—	—	—	(945)	—	—	—	(945)	—	(945)
Equity adjustment from foreign currency translation	—	—	—	—	3,445	—	—	3,445	(14)	3,431
Change in fair value of derivative instruments, net of tax	—	—	—	—	419	—	—	419	—	419
Net Income	—	—	—	3,060	—	—	—	3,060	29	3,089
Balance, September 30, 2017	95,043	$950	$332,133	$344,413	$(9,041)	(506)	$(5,450)	$663,005	$9,147	$672,152

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance, December 31, 2016	94,214	$942	$330,206	$287,129	$(18,466)	(98)	$(905)	$598,906	$9,694	$608,600
Acquisition of treasury stock	—	—	—	—	—	(1,527)	(16,479)	(16,479)	—	(16,479)
Exercise of stock options	—	—	(2,173)	—	—	600	6,378	4,205	—	4,205
Compensatory awards released from restriction	825	8	(5,564)	—	—	519	5,556	—	—	—
Share-based compensation	—	—	9,583	—	—	—	—	9,583	—	9,583
Stock dividends	4	—	81	(81)	—	—	—	—	—	—
Cash dividends ($0.03 per share)	—	—	—	(2,827)	—	—	—	(2,827)	—	(2,827)
Equity adjustment from foreign currency translation	—	—	—	—	11,826	—	—	11,826	176	12,002
Change in fair value of derivative instruments, net of tax	—	—	—	—	(2,401)	—	—	(2,401)	—	(2,401)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(974)	(974)
Net Income	—	—	—	60,192	—	—	—	60,192	251	60,443
Balance, September 30, 2017	95,043	$950	$332,133	$344,413	$(9,041)	(506)	$(5,450)	$663,005	$9,147	$672,152

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
Recent Accounting Standards
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this ASU will remove, modify or add to the disclosure requirements for fair value measurements in ASC Topic 820, "Fair Value Measurement" ("ASC Topic 820). The amendments are effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of this ASU and may delay adoption of the additional disclosures required for public companies until the effective date of this ASU. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements and disclosures.
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The new standard is designed to refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The new standard is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. If early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period (i.e., the initial application date). The Company is currently evaluating this ASU; however, it does not anticipate this ASU will have a material impact on its consolidated condensed financial statements and disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," as amended by ASU 2018-11 issued in July 2018, which provides entities with an additional (and optional) transition method to adopt the new lease standard, as well as a practical expedient for lessors on non-lease components. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged and lessees will no longer be provided with a source of off-balance sheet financing. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into, after the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. In July 2018, the FASB issued ASU 2018-11, under which entities have the option to not restate the comparative periods in the period of adoption when transitioning to Topic 842, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt ASU 2016-02 and the transition amendments provided by ASU 2018-11, on the effective date of January 1, 2019. The Company plans to elect transition-related accounting policies under ASU 2016-02, which allow entities to not reassess, as of the adoption date, (1) any expired or existing contracts that are leases or contain leases, (2) the classification of any expired or existing leases and (3) initial direct costs for any existing leases. The Company has a significant amount of operating leases that are classified as off-balance sheet commitments under the current accounting rules. The adoption of ASU 2016-02 will require the Company to record right-of-use assets and lease liabilities related to these lease commitments, which will result in a significant increase in assets and liabilities on the Company's consolidated balance sheet. The Company is completing its analysis of ASU 2016-02, including the transition amendments provided by ASU 2018-11, and the impact it will have on its consolidated financial statements.
Adoption of New Accounting Standards
On January 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective approach, and applied this guidance to all contracts as of the adoption date as discussed in Note 2 below. This new standard requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfers to a customer. In addition, it requires companies to determine the transaction price for a contract, which is the price used to recognize revenue as well as the amount of consideration companies expect to collect from its customers in exchange for the promised goods or services in the contract. Because the transaction price can vary as a result of variable consideration for items such as sales returns, discounts, rebates, price concessions and incentives, companies are required to include an estimate of variable consideration in the transaction price. The adoption of this new standard accelerated the timing of when the Company recognizes variable consideration for certain sales program incentives, which include sell-through promotions and price concessions or price reductions that it offers to its customers. As a result, the Company now estimates the variable consideration related to these sales programs at the time of the sale based on a rate that includes historical and forecasted data, as opposed to when these programs are approved and announced. Upon the adoption of Topic 606, the Company recorded a cumulative adjustment to beginning retained earnings of $11,185,000, as noted in the table below, which reflects the estimated amount of variable consideration related to future sales programs for revenue recognized in prior periods. Prior period information that is presented for comparative purposes has not been restated and continues to be reported under the accounting standards that were in effect in those periods.

Balance Sheet	Balance at December 31, 2017	Adjustments Due To Topic 606	Balance at January 1, 2018
Accounts receivable, net	$94,725	$(16,156)	$78,569
Deferred taxes, net	$91,398	$4,971	$96,369
Retained earnings	$324,081	$(11,185)	$312,896
The impact of adopting the new revenue standard on the Company's consolidated condensed statements of operations for the three and nine month periods ended September 30, 2018 was as follows:

	Three Months Ended September 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Net Sales	$262,654	$260,069	$2,585
Income tax provision	$1,335	$730	$605
Net income	$9,740	$7,760	$1,980

	Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Net Sales	$1,062,156	$1,068,640	$(6,484)
Income tax provision	$35,801	$37,173	$(1,372)
Net income	$133,405	$138,517	$(5,112)
The impact of adopting the new revenue standard on the Company's consolidated condensed balance sheet as of September 30, 2018 was as follows:

	September 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Assets
Accounts receivable, net	$130,033	$152,673	$(22,640)
Deferred taxes, net	$65,045	$59,791	$5,254

Liabilities and Equity
Income tax liability	$10,827	$11,916	$(1,089)
Retained earnings	$443,247	$459,544	$(16,297)
On January 1, 2018, the Company early adopted ASU No. 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate resulting from the Tax Act (or portion thereof) resulted in a disproportionate tax effect. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this policy using the specific identification method, and the adoption of this policy did not have a material impact on the Company’s consolidated condensed financial statements.
On January 1, 2018, the Company adopted ASU No. 2016-16 “Intra-Entity Asset Transfer of Assets other than Inventory,” which eliminates the requirement to defer the tax effects of intra-entity asset transfers until they are disposed or sold to a third party. The adoption of this ASU did not have a material impact on the Company’s consolidated condensed financial statements.
On January 1, 2018, the Company adopted ASU No. 2016-04, "Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products," which clarifies when it is acceptable to recognize the unredeemed portion of prepaid gift cards into income. The adoption of this ASU did not change the Company's accounting for gift cards, and therefore did not impact the Company's consolidated condensed financial statements. As of September 30, 2018, the Company had $982,000 of deferred revenue related to unredeemed gift cards.
On January 1, 2018, the Company adopted No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendment requires (i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). This amendment eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. As of September 30, 2018, the Company had an investment in Topgolf International, Inc., doing business as the Topgolf Entertainment Group ("Topgolf") of $70,777,000, consisting of common stock and various classes of preferred stock. Because Topgolf is a privately held company, the Company's investment in Topgolf is accounted for at cost less impairments, if any, as this investment is without a readily determinable fair value. In accordance with ASU No. 2016-01, if there is an observable price change as a result of an orderly transaction for the identical or similar investment of the same issuer, the Company would be required to assess the fair value impact, if any, on each identified or similar class of Topgolf stock held by the Company, and write such stock up or down to its estimated fair value. If there are any observable price changes related to this investment, the adjustment to measure this investment at fair value could have a significant effect on the Company's financial position and results of operations. During the three and nine months ended September 30, 2018, the shares that were purchased from other Topgolf shareholders were not acquired in orderly transactions as these transactions were not exposed to the market and were not subject to marketing activities. As such, at September 30, 2018, the Company accounted for its investment in Topgolf at cost less impairments in accordance with ASU No. 2016-01 (see Note 9).
Note 2. Revenue Recognition
The Company recognizes revenue from the sale of its products, which include golf clubs, golf balls, golf bags and other lifestyle and golf-related apparel and accessories. The Company sells its products to customers, which include on- and off-course golf shops and national retail stores, as well as to consumers through its e-commerce business and at its apparel retail locations. In addition, the Company recognizes royalty income from the sale by third-party licensees of certain soft goods products, as well as revenue from the sale of gift cards.
The Company's contracts with customers are generally in the form of a purchase order. In certain cases, the Company enters into sales agreements containing specific terms, discounts and allowances. In addition, the Company enters into licensing agreements with certain distributors.
The following table presents the Company's revenue disaggregated by major product category and operating segment (in thousands):

	Three Months Ended September 30, 2018
	Operating Segments
	Golf Clubs	Golf Balls	Gear, Accessories & Other	Total
Major product category:
Woods	$52,420	$—	$—	$52,420
Irons	65,098	—	—	65,098
Putters	24,878	—	—	24,878
Golf Balls	—	44,661	—	44,661
Gear, Accessories and Other	—	—	75,597	75,597
	$142,396	$44,661	$75,597	$262,654

	Nine Months Ended September 30, 2018
	Operating Segments
	Golf Clubs	Golf Balls	Gear, Accessories & Other	Total
Major product category:
Woods	$275,180	$—	$—	$275,180
Irons	271,366	—	—	271,366
Putters	86,093	—	—	86,093
Golf Balls	—	165,465	—	165,465
Gear, Accessories and Other	—	—	264,052	264,052
	$632,639	$165,465	$264,052	$1,062,156
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

The following table presents information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped (in thousands):

Three Months Ended September 30, 2018
Major Geographic Region:
United States	$142,048
Europe	33,086
Japan	54,434
Rest of Asia	20,878
Other foreign countries	12,208
$262,654

Nine Months Ended September 30, 2018
Major Geographic Region:
United States	$608,768
Europe	130,613
Japan	183,375
Rest of Asia	78,712
Other foreign countries	60,688
$1,062,156
Product Sales
The Company recognizes revenue from the sale of its products when it satisfies the terms of a sales order from a customer, and transfers control of the products ordered to the customer. Control transfers at a point in time when products are shipped, and in certain cases, when products are received by customers. In addition, the Company recognizes revenue at the point of sale on transactions with consumers at its retail locations. Sales taxes, value added taxes and other taxes that are collected in connection with revenue transactions are withheld and remitted to the respective taxing authorities. As such, these taxes are excluded from revenue. The Company elected to account for shipping and handling as activities to fulfill the promise to transfer the good. Therefore, shipping and handling fees that are billed to customers are recognized in revenue and the associated shipping and handling costs are recognized in cost of goods sold as soon as the customer obtains control of the goods.
Royalty Income
Royalty income is recognized over time in net sales as underlying product sales occur, subject to certain minimum royalties, in accordance with the related licensing arrangements and is included in the Company's Gear, Accessories and Other operating segment. Total royalty income for the three months ended September 30, 2018 and 2017 was $4,857,000 and $4,053,000, respectively. Total royalty income for the nine months ended September 30, 2018 and 2017 was $14,451,000 and $13,937,000, respectively.
Gift Cards
Revenues from gift cards are deferred and recognized when the cards are redeemed. The Company’s gift cards have no expiration date. The Company recognizes revenue from unredeemed gift cards, otherwise known as breakage, when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company uses this historical redemption rate to recognize breakage on unredeemed gift cards over the redemption period. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. As of September 30, 2018 and December 31, 2017, the total amount of deferred revenue on gift cards was $982,000 and $971,000, respectively, and is reflected in accounts payable and accrued expenses in the consolidated condensed balance sheets. The Company recognized $402,000 and $461,000 of deferred gift card revenue during the three months ended September 30, 2018 and 2017, respectively, and $1,242,000 and $1,126,000 during the nine months ended September 30, 2018 and 2017, respectively.
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
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product's life cycle of approximately two years, and price concessions or price reductions are generally offered at the end of the product's life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to net sales using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates, and adjusts the rate as deemed necessary in order to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate during the three and nine months ended September 30, 2018. Historically, the Company's actual amount of variable consideration related to these sales programs has not been materially different from its estimates.
The Company records an estimate for anticipated returns as a reduction of sales and cost of sales, and accounts receivable in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also offers its customers sales programs that allow for specific returns. The Company records a return liability for anticipated returns related to these sales programs at the time of the sale based on the terms of the sales program. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates.
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

The table below provides a reconciliation of the activity related to the Company’s allowance for credit losses. The increase in the provision for credit losses for the three months ended September 30, 2018 compared to the same period in 2017 resulted from the recognition of an additional bad debt reserve for one of the Company's largest customers in Europe, which entered administration during the third quarter of 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance	$3,675	$3,607	$4,447	$5,728
Provision for credit losses	2,270	1,063	1,986	1,854
Write-off of uncollectible amounts, net of recoveries	(307)	(113)	(795)	(3,025)
Ending balance	$5,638	$4,557	$5,638	$4,557
The Company has a two-year stated product warranty. The estimated cost associated with its product warranty continues to be recognized at the time of the sale. See Note 10 for further information.
Note 3. Business Combinations
During 2017, the Company completed the acquisitions of OGIO International, Inc. ("OGIO") and TravisMathew, LLC ("TravisMathew"). The purchase price of each acquisition was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition in accordance with ASC Topic 820. The excess between the purchase price and the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The Company determined the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The Company may retrospectively adjust the fair value of the identifiable assets acquired and the liabilities assumed, as necessary, during the measurement period of up to one year from the acquisition date, to reflect new information about circumstances existing at the acquisition date affecting the measurement of those amounts at that date, and any additional assets or liabilities existing at that date.
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
The total purchase price was valued at $65,951,000. The Company recognized transaction costs of $3,052,000 in general and administrative expenses during the nine months ended September 30, 2017.

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
The total purchase price was valued at $124,578,000. In connection with the acquisition, during the nine months ended September 30, 2017, the Company recognized transaction costs of approximately $2,423,000 in general and administrative expenses.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation (in thousands):

At August 17, 2017
Assets Acquired
Cash	$663
Accounts receivable	9,715
Inventory	11,909
Other current assets	549
Property and equipment	4,327
Other assets	117
Intangibles - trade name	78,400
Intangibles - licensing agreement	1,100
Intangibles - customer & distributor relationships	4,450
Intangibles - non-compete agreements	600
Goodwill	23,748
Total assets acquired	135,578
Liabilities Assumed
Accounts Payable and accrued liabilities	11,000
Net assets acquired	$124,578
Note 4. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its primary and Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of September 30, 2018, the Company had $4,300,000 outstanding under these facilities, $1,205,000 in outstanding letters of credit, and $70,821,000 in cash and cash equivalents. As of September 30, 2018, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit and outstanding borrowings, was $330,220,000. As of September 30, 2017, the Company had $70,618,000 outstanding under these facilities, $857,000 in outstanding letters of credit, and $82,021,000 in cash and cash equivalents. As of September 30, 2017, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit and outstanding borrowings, was $195,105,000.
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
As of September 30, 2018, the Company had $4,300,000 in borrowings outstanding under the ABL Facility and $1,205,000 in outstanding letters of credit. Amounts available under the ABL Facility fluctuate with the general seasonality of the business and increase and decrease with changes in the Company’s inventory and accounts receivable balances. Amounts available are highest during the first half of the year when the Company’s inventory and accounts receivable balances are higher and lowest during the second half of the year when the Company's inventory levels and accounts receivable decrease as a result of cash collections and lower sales. Average outstanding borrowings during the nine months ended September 30, 2018 were $99,999,000, and average amounts available under the ABL Facility during the nine months ended September 30, 2018, after outstanding borrowings and letters of credit, was approximately $188,941,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable on November 20, 2022.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. These restrictions do not materially limit the Company's ability to pay future dividends at the current dividend rate. As of September 30, 2018, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below 10% of the maximum facility amount or $33,000,000. The Company’s borrowing base availability was above $33,000,000 during the nine months ended September 30, 2018, and the Company was in compliance with the fixed charge coverage ratio as of September 30, 2018. Had the Company not been in compliance with the fixed charge coverage ratio as of September 30, 2018, the maximum amount of additional indebtedness that could have been outstanding on September 30, 2018 would have been reduced by $33,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. At September 30, 2018 the Company’s trailing 12 month average interest rate applicable to its outstanding loans under the ABL Facility was 4.17%. Additionally, the ABL Facility provides for monthly fees of 0.25% of the unused portion of the ABL Facility.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $2,284,000, which will be amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees at September 30, 2018 and December 31, 2017 were $1,890,000 and $2,197,000, respectively, of which $463,000 and $454,000, respectively, were included in other current assets and $1,427,000 and $1,743,000, respectively, were included in other long-term assets in the accompanying consolidated condensed balance sheets.
Japan ABL Facility
In January 2018, the Company refinanced the asset-based loan agreement between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFJ, Ltd (the "Japan ABL Facility"), which provides a credit facility of up to 4,000,000,000 Yen (or U.S. $35,184,000, using the exchange rate in effect as of September 30, 2018) over a three-year term, subject to borrowing base availability under the facility. The amounts outstanding are secured by certain assets, including eligible inventory and eligible accounts receivable. The Japan ABL Facility also includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of September 30, 2018, the Company was in compliance with these covenants. The Japan ABL Facility is subject to an effective interest rate equal to the Tokyo interbank offered rate plus 0.80%.
The Company had no borrowings outstanding under the Japan ABL Facility as of September 30, 2018, and the year to date average interest rate applicable to the Company's outstanding borrowings under this facility was 0.86%. The facility expires in January 2021.
Equipment Note
In December 2017, the Company entered into a long-term financing agreement (the "Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of September 30, 2018 and December 31, 2017, the Company had $10,183,000 and $11,815,000, respectively, outstanding under the Equipment Note, of which $2,400,000 and $2,367,000 were reported in current liabilities, respectively, and $7,783,000 and $9,448,000 were reported in long-term liabilities, respectively, in the accompanying consolidated condensed balance sheets. The Company's interest rate applicable to outstanding borrowings was 3.79%. Total interest expense recognized during the three and nine months ended September 30, 2018 was $100,000 and $315,000, respectively. The equipment note amortizes over a 5-year term.
The Equipment Note is subject to compliance with the financial covenants in the Company's ABL Facility. As of September 30, 2018, the Company was in compliance with these covenants.

Note 5. Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted earnings per common share takes into account the potential dilution that could occur if outstanding securities were exercised. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method in accordance with ASC Topic 260, “Earnings per Share.” Dilutive securities include outstanding stock options, restricted stock units and performance share units granted to employees and non-employee directors (see Note 13).
Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported or in periods when anti-dilution occurs.
The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings per common share—basic
Net income	$9,740	$3,089	$133,405	$60,443
Less: Net income attributable to non-controlling interests	223	29	166	251
Net income attributable to Callaway Golf Company	$9,517	$3,060	$133,239	$60,192
Weighted-average common shares outstanding—basic	94,477	94,450	94,605	94,246
Basic earnings per common share	$0.10	$0.03	$1.41	$0.64
Earnings per common share—diluted
Net income attributable to Callaway Golf Company	$9,517	$3,060	$133,239	$60,192
Weighted-average common shares outstanding—basic	94,477	94,450	94,605	94,246
Outstanding options, restricted stock units and performance share units	2,843	2,429	2,471	2,097
Weighted-average common shares outstanding—diluted	97,320	96,879	97,076	96,343
Dilutive earnings per common share	$0.10	$0.03	$1.37	$0.62
For the three and nine months ended September 30, 2017, securities outstanding totaling approximately 131,000 shares and 138,000 shares, respectively, comprised of stock options, have been excluded from the calculation of earnings per common share—diluted as their effect would be antidilutive. There were no securities excluded from the calculation of earnings per common share—diluted for the three and nine months ended September 30, 2018.
Note 6. Inventories
Inventories are summarized below (in thousands):

	September 30, 2018	December 31, 2017
Inventories:
Raw materials	$62,421	$67,785
Work-in-process	962	868
Finished goods	174,089	193,833
	$237,472	$262,486
Note 7. Goodwill and Intangible Assets
Goodwill at September 30, 2018 decreased to $56,106,000 from $56,429,000 at December 31, 2017. This $323,000 decrease was due to foreign currency fluctuations. The Company's goodwill is reported in the Golf Clubs and Gear, Accessories and Other operating segments (see Note 17).

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and non-amortizing intangible assets are subject to an annual impairment test or more frequently when impairment indicators are present. There were no impairment charges recognized during the three and nine months ended September 30, 2018. The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	September 30, 2018			December 31, 2017
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$218,364	$—	$218,364	$218,364	$—	$218,364
Amortizing:
Patents	2-16	31,581	31,530	51	31,581	31,491	90
Other	1-9	15,780	9,237	6,543	15,780	8,476	7,304
Total intangible assets		$265,725	$40,767	$224,958	$265,725	$39,967	$225,758
Aggregate amortization expense on intangible assets was approximately $266,000 and $159,000 for the three months ended September 30, 2018 and 2017, respectively, and $800,000 and $280,000 for the nine months ended September 30, 2018 and 2017, respectively.
Amortization expense related to intangible assets at September 30, 2018 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2018	$267
2019	1,053
2020	966
2021	910
2022	734
2023	595
Thereafter	2,069
$6,594
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
As a result of the consolidation, during the three and nine months ended September 30, 2018, the Company recorded net income attributable to the non-controlling interest of $223,000 and $166,000, respectively, in its consolidated condensed statements of operations. Total non-controlling interests on the Company's consolidated condensed financial statements was $9,037,000 and $9,744,000 at September 30, 2018 and December 31, 2017, respectively.
Note 9. Investments
Investment in Topgolf International, Inc.
The Company owns a minority interest of approximately 14.0% in Topgolf, the owner and operator of Topgolf entertainment centers, which ownership consists of common stock and various classes of preferred stock. In connection with this investment, the Company has a preferred partner agreement with Topgolf in which the Company has preferred signage rights, rights as the preferred supplier of golf products used or offered for use at Topgolf facilities at prices no less than those paid by the Company’s customers, preferred retail positioning in Topgolf retail stores, and other rights incidental to those listed above.
Topgolf is a privately held company, and as such, the common and preferred shares comprising the Company’s investment are illiquid and their fair value is not readily determinable. On January 1, 2018, the Company adopted ASU No. 2016-01, which requires equity securities without a readily determinable fair value to be measured at cost, less impairments if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Since the adoption of ASU 2016-01, there has been no observable transactions which would provide an estimate of fair value.
There were no additional investments during the three months ended September 30, 2018. During the nine months ended September 30, 2018, the Company invested $282,000 in shares of Topgolf, and during the three and nine months ended September 30, 2017, the Company invested $1,499,000 in shares of Topgolf. As of September 30, 2018 and December 31, 2017, the Company's total investment in Topgolf was $70,777,000 and $70,495,000, respectively.
The shares that were purchased during the nine months ended September 30, 2018 from other Topgolf shareholders were not acquired in orderly transactions as these transactions were not exposed to the market and were not subject to marketing activities. As such, at September 30, 2018, the Company accounted for its investment in Topgolf at cost less impairments in accordance with ASU No. 2016-01. As of September 30, 2018, the Company has not recorded any impairments with respect to this investment. If in the future there is an observable price change as a result of an orderly transaction for the identical or similar investment in Topgolf, the Company would be required to assess the fair value impact, if any, on each identified or similar class of Topgolf stock held by the Company, and write such stock up or down to its estimated fair value, which could have a significant effect on the Company's financial position and results of operations.
In December 2017, Topgolf completed a private placement led by Fidelity Management and Research Company (the "Fidelity Investment"), in which the Company invested $20,000,000 in series F preferred shares of Topgolf. Due to the nature and timing of this transaction, the Company determined that the carrying value of the series F preferred shares that it purchased in this private placement approximated the fair value for such series as of December 31, 2017. At the time, the Company was not able to estimate the fair value of its other series of Topgolf preferred stock or common stock due to the dissimilar nature of conversion rights, liquidation features and other preferred terms of these shares relative to the series F preferred shares. Accordingly, the Company accounted for this investment at cost in accordance with the accounting rules in effect at the time.
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
The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$8,035	$5,969	$6,657	$5,395
Provision	3,110	4,371	8,633	8,495
Claims paid/costs incurred	(2,613)	(2,790)	(6,758)	(6,340)
Ending balance	$8,532	$7,550	$8,532	$7,550
Note 11. Income Taxes
The Company calculates its interim income tax provision in accordance with ASC Topic 270, “Interim Reporting,” and ASC Topic 740 “Accounting for Income Taxes.” At the end of each interim period, the Company estimates its annual effective tax rate and applies that rate to its ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur.

As of December 22, 2017, the Tax Act was enacted into legislation, which includes a broad range of provisions affecting businesses. The Tax Act significantly revises how companies compute their U.S corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S owned foreign held earnings and profits known as the toll charge or transition tax. For the nine months ended September 30, 2018, the Company's consolidated effective tax rate was 21.2%.
As of December 31, 2017, the Company was able to reasonably estimate certain effects of the Tax Act and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and rate change revaluation of the deferred tax assets. Under the provisions of the SEC Staff Accounting Bulletin 118, during the three months ended September 30, 2018, the Company recorded $906,000 in additional expense related to the transition tax. This additional expense was primarily related to IRS guidance released during the third quarter of 2018, which impacted the Company's previous estimate of the transition tax. The Company continues to assess the impact of the IRS guidance and is awaiting relevant guidance related to other provisions included in the Tax Act. As such, the Company is continuing to gather additional information to complete the accounting for the Tax Act within the prescribed measurement period.
The realization of deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. Due to the Company’s continued profitability, combined with future projections of profitability, the Company has determined that the majority of its U.S. deferred tax assets are more likely than not to be realized. The valuation allowance on the Company’s U.S. deferred tax assets as of September 30, 2018 primarily relates to state net operating loss carryforwards and credits that the Company estimates it may not be able to utilize in future periods. With respect to non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established.
The income tax provision was $1,335,000 and $1,486,000 for the three months ended September 30, 2018 and 2017, respectively. The decrease in the provision was primarily due to a discrete U.S. return-to-provision benefit in the current quarter combined with the impact of the reduction of the U.S. corporate income tax rate as a result of the Tax Act, partially offset by higher current year pre-tax income in the Company’s U.S. operations. The income tax provision was $35,801,000 and $30,742,000 for the nine months ended September 30, 2018 and 2017, respectively. The increase in the provision was primarily due to higher pre-tax income in the Company’s U.S. operations, which exceeded the impact of the reduction of the corporate tax rate as a result of the Tax Act.
At September 30, 2018, the gross liability for income taxes associated with uncertain tax positions was $9,746,000. Of this amount, $1,445,000 would benefit the Company’s consolidated condensed financial statements and effective income tax rate if favorably settled. The unrecognized tax benefit liabilities are expected to decrease by approximately $105,000 during the next 12 months. The gross liability for uncertain tax positions increased by $237,000 for the three months ended September 30, 2018. The increase was primarily due to increases in tax positions taken in the current quarter. The gross liability for uncertain tax positions increased by $446,000 for the nine months ended September 30, 2018. The increase was primarily due to increases for tax positions expected to be taken in the current tax year.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended September 30, 2018 and 2017, the Company's provision for income taxes includes a net expense of $52,000 and $132,000, respectively, related to the recognition of interest and/or penalties, and for the nine months ended September 30, 2018 and 2017, the provision for income taxes includes a net expense of $46,000 and $241,000, respectively. As of September 30, 2018 and December 31, 2017, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $1,664,000 and $1,618,000, respectively.

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
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, as well as endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. The Company has entered into many of these contractual agreements with terms ranging from one to four years. The minimum obligation that the Company is required to pay as of September 30, 2018 under these agreements is $65,841,000 over the next four years as follows (in thousands):

Remainder of 2018	$42,451
2019	13,869
2020	6,031
2021	2,919
2022	571
$65,841
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
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $1,205,000 as of September 30, 2018.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s consolidated condensed financial statements. The fair value of indemnities, commitments and guarantees that the Company issued as of September 30, 2018 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 13. Share-Based Employee Compensation
As of September 30, 2018, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan"). From time to time, the Company grants stock options, restricted stock units, performance share units, phantom stock units, stock appreciation rights and other awards under these plans.

The table below summarizes the amounts recognized in the financial statements for the three and nine months ended September 30, 2018 and 2017 for share-based compensation, including expense for restricted stock units, performance share units, stock options and cash settled stock appreciation rights.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Cost of sales	$253	$287	$722	$650
Operating expenses	3,259	3,894	9,253	8,901
Total cost of share-based compensation included in income, before income tax	$3,512	$4,181	$9,975	$9,551
Restricted Stock Units
Restricted stock units awarded under the 2004 Incentive Plan and the 2013 Directors Plan are valued at the Company’s closing stock price on the date of grant. Restricted stock units generally vest over a one- to three-year period. Compensation expense for restricted stock units is recognized on a straight-line basis over the vesting period and is reduced by an estimate for forfeitures. The number of shares underlying restricted stock units granted during the three months ended September 30, 2018 was nominal. During the three months ended September 30, 2017, the Company granted 155,000 shares underlying restricted stock units at a weighted average grant-date fair value of $12.93. During the nine months ended September 30, 2018 and 2017, the Company granted 420,000 and 680,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $15.22 and $10.94, respectively.
Total compensation expense, net of estimated forfeitures, recognized for restricted stock units during the three months ended September 30, 2018 and 2017 was $1,536,000 and $1,430,000, respectively, and $4,386,000 and $4,090,000, for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, the Company had $10,398,000 of total unamortized compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.4 years.
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
The Company granted 307,000 and 462,000 shares underlying performance share units during the nine months ended September 30, 2018 and 2017, respectively, at a weighted average grant-date fair value of $14.80 and $10.68 per share, respectively. There were no performance share units granted during the three months ended September 30, 2018 and 92,450 shares underlying performance share units granted during the three months ended September 30, 2017 at a weighted average grant-date fair value of $12.98. The awards granted during 2018, 2017 and 2016 are subject to a three-year performance period provided that (i) if certain first year performance goals are achieved, the participant could earn up to 50% of the three-year target award shares, subject to continued service through the vesting date, and (ii) if certain cumulative first- and second-year performance goals are achieved, the participant could earn up to an aggregate of 80% of the three-year target award shares (which includes any shares earned during the first year), subject to continued service through the vesting date. Based on the Company’s performance, participants earned a minimum of 50% of the target award shares granted in 2017, and 80% of the target award shares granted in 2016, in each case subject to continued service through the vesting date.
During the three months ended September 30, 2018 and 2017, the Company recognized total compensation expense, net of estimated forfeitures, for performance share units of $1,975,000 and $2,742,000, respectively, and $5,575,000 and $5,468,000, for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, unamortized compensation expense related to these awards was $12,085,000, which is expected to be recognized over a weighted-average period of 1.4 years.
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
The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 15) that are measured at fair value on a recurring basis by the above pricing levels at September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2018
Foreign currency forward contracts—asset position	$1,664	$—	$1,664	$—
Foreign currency forward contracts—liability position	(185)	—	(185)	—
	$1,479	$—	$1,479	$—
December 31, 2017
Foreign currency forward contracts—asset position	$179	$—	$179	$—
Foreign currency forward contracts—liability position	(239)	—	(239)	—
	$(60)	$—	$(60)	$—
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
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at September 30, 2018 and December 31, 2017 are categorized within Level 1 of the fair value hierarchy. The table below summarizes information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated condensed balance sheets as of September 30, 2018 and December 31, 2017, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Primary Asset-Based Revolving Credit Facility(1)	$4,300	$4,300	$74,000	$74,000
Japan ABL Facility(1)	$—	$—	$13,755	$13,755
Equipment Note(2)	$10,183	$10,183	$11,815	$11,815
Standby letters of credit(3)	$1,205	$1,205	$887	$887

(1)
The carrying value of the amounts outstanding under the Company's ABL Facility and Japan ABL Facility approximates the fair value due to the short-term nature of these obligations. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 4 for information on the Company's credit facilities, including certain risks and uncertainties related thereto.

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

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or more frequently if certain indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments that are written down to fair value when they are held for sale or determined to be impaired. During each of the nine months ended September 30, 2018 and 2017, there were no impairment indicators related to the Company's assets that are measured at fair value on a nonrecurring basis. Assets purchased in connection with the acquisitions of OGIO and TravisMathew were valued at their fair value on the date of purchase (see Note 3).
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
The following table summarizes the fair value of the Company's foreign currency forward contracts as well as the location of the asset and/or liability on the consolidated condensed balance sheets at September 30, 2018 and December 31, 2017 (in thousands):

	Asset Derivatives
	September 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$395	Other current assets	$168

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,269	Other current assets	$11

	Liability Derivatives
	September 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$40	Accounts payable and accrued expenses	$194

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$145	Accounts payable and accrued expenses	$45
The Company's foreign currency forward contracts are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated condensed balance sheets at September 30, 2018 and December 31, 2017.
Cash Flow Hedging Instruments
The Company uses foreign currency forward contracts designated as qualifying cash flow hedging instruments to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 to 15 months from their inception. At September 30, 2018 and December 31, 2017, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $9,462,000 and $14,210,000, respectively. The contracts outstanding as of September 30, 2018 have maturity dates through December 28, 2018. The contracts as of December 31, 2017 matured as of June 30, 2018. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the critical terms method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. Any ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 14).
As of September 30, 2018, the Company recorded a net gain of $394,000 in other comprehensive income (loss) related to its hedging activities. Of this amount, net gains of $168,000 and net losses of $32,000 for the three and nine months ended September 30, 2018, respectively, were relieved from other comprehensive income and recognized in cost of goods sold for the underlying intercompany sales that were recognized. There were no ineffective hedge gains or losses recognized during the three and nine months ended September 30, 2018. Gains on forward points of $116,000 and $335,000 were recognized as incurred for the three and nine months ended September 30, 2018, respectively. Based on the current valuation, the Company expects to reclassify net gains of $407,000 from accumulated other comprehensive income into net earnings during the next 12 months.
The Company recognized net losses of $1,067,000 and net gains of $249,000 in cost of goods sold for the three and nine months ended September 30, 2017, respectively.

The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the nine months ended September 30, 2018 (in thousands):

	Gain/(Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2018	2017	2018	2017
Foreign currency forward contracts	$256	$(371)	$394	$(2,673)

	Gain/(Loss) Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2018	2017	2018	2017
Foreign currency forward contracts	$168	$(1,067)	$(32)	$249

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At September 30, 2018 and December 31, 2017, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $32,538,000 and $4,821,000, respectively. The increase in foreign currency forward contracts reflects the general timing of when the Company enters into these contracts. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the consolidated condensed statements of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 14).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Location of Net Gain/(Loss) Recognized in Income on Derivative Instruments	Amount of Net Gain/(Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Foreign currency forward contracts	Other expense, net	$1,802	$(1,233)	$5,161	$(6,469)
In addition, for the three and nine months ended September 30, 2018 the Company recognized net foreign currency losses related to transactions with its foreign subsidiaries of $560,000 and $3,068,000, respectively, and net foreign currency gains related to transactions with its foreign subsidiaries of $423,000 and $1,122,000, respectively, for the three and nine months ended September 30, 2017.

Note 16. Accumulated Other Comprehensive Loss
The following table details the amounts reclassified from accumulated other comprehensive loss to cost of goods sold, as well as changes in foreign currency translation for the nine months ended September 30, 2018. Amounts are in thousands.

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, December 31, 2017, after tax	$(328)	$(5,838)	$(6,166)
Change in derivative instruments	394	—	394
Net losses reclassified to cost of goods sold	32	—	32
Foreign currency translation adjustments	—	(7,395)	(7,395)
Income tax benefit	(386)	—	(386)
Accumulated other comprehensive loss, September 30, 2018, after tax	$(288)	$(13,233)	$(13,521)
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
The table below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales:
Golf Clubs	$142,396	$146,113	$632,639	$535,995
Golf Balls	44,661	39,071	165,465	136,062
Gear, Accessories and Other	75,597	58,420	264,052	185,022
	$262,654	$243,604	$1,062,156	$857,079
Income before income taxes:
Golf Clubs	$13,587	$10,420	$130,925	$83,818
Golf Balls	4,201	5,040	30,014	27,500
Gear, Accessories and Other	8,482	6,420	52,888	27,916
Reconciling items(1)	(15,195)	(17,305)	(44,621)	(48,049)
	$11,075	$4,575	$169,206	$91,185
Additions to long-lived assets:
Golf Clubs	$941	$1,316	$7,130	$7,928
Golf Balls	5,279	2,784	13,360	7,872
Gear, Accessories and Other	3,121	767	5,679	2,293
	$9,341	$4,867	$26,169	$18,093

(1)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability.

	September 30, 2018	December 31, 2017
Total Assets:
Golf Clubs	$283,547	$321,265
Golf Balls	70,025	57,120
Gear, Accessories and Other	247,038	236,515
Reconciling items(1)	382,091	376,257
	$982,701	$991,157
Goodwill:
Golf Clubs	$26,473	$26,904
Golf Balls	—	—
Gear, Accessories and Other	29,633	29,525
	$56,106	$56,429

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
Operating Segments
The Company has three operating segments that are organized on the basis of products, namely (i) Golf Clubs, (ii) Golf Balls and (iii) Gear, Accessories and Other. The Golf Clubs segment consists of Callaway Golf drivers and fairway woods, hybrids, irons and wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets and sales of pre-owned golf clubs. At the product category level, sales of packaged sets are included within irons, and sales of pre-owned golf clubs are included in the respective woods, irons and putters product categories. The Golf Balls segment consists of Callaway Golf and Strata golf balls that are designed, manufactured and sold by the Company. The Gear, Accessories and Other segment consists of golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other lifestyle and golf-related gear and accessories, OGIO branded gear and accessories, sales of apparel and accessories from the Company's joint venture in Japan, TravisMathew branded apparel and accessories, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products. For further information about the Company's segments, see Note 17 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Cost of Sales
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. As a result of the actions taken to improve manufacturing efficiencies, over 85% of the Company's manufacturing costs, primarily material and component costs, are variable in nature and fluctuate with sales volumes. With respect to the Company's operating segments, variable costs as a percentage of cost of sales range between 85% to 95% for Golf Clubs and 75% to 85% for Golf Balls. Variable costs for Gear, Accessories and Other are generally greater than 95% as fewer fixed costs are used in the manufacturing of the Company's soft goods products. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Operating Segments Results for the Three Months Ended September 30, 2018 and 2017—Segment Profitability" and "Operating Segments Results for the Nine Months Ended September 30, 2018 and 2017—Segment Profitability" below for further discussion of gross margins.
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
Gear, Accessories and Other
Sales of the Company's lifestyle and golf-related apparel, gear and accessories historically followed the golf clubs and golf balls seasonality, where most of the sales and profitability occurred during the first half of the year. With the Company's addition of the Japan apparel joint venture and the acquisition of OGIO as discussed above, the Company's seasonality in this segment shifted to the second half of the year as these businesses generate higher sales in the third and fourth quarters during the winter apparel season in Japan, and during the holiday season in the United States when sales of OGIO branded products are higher. Sales of TravisMathew apparel and accessories are generally higher during the second and third quarters of the year.
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
Executive Summary
In comparing the Company’s results for the third quarter and first nine months of 2018 to the same periods in the prior year, the following factors affect the year-over-year comparisons:

•	The product launch cadence in 2018 was heavily loaded toward the first half of the year compared to 2017, which affects quarterly comparisons.

•
The Company’s results of operations for the third quarter and first nine months of 2018 include the incremental results of operations from the TravisMathew apparel business, which was acquired in August 2017.

•
The Company’s results of operations for the third quarter and first nine months of 2017 include transaction and transition expenses of $2.6 million and $8.8 million, respectively, related to the OGIO and TravisMathew acquisitions completed in January 2017 and August 2017, respectively.

•	The U.S. corporate income tax rate was reduced from 35% to 21% for tax years beginning after December 31, 2017 due to the Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017.

•
Net sales in the third quarter and first nine months of 2018 were impacted by the new revenue recognition standard, which the Company adopted on January 1, 2018. Under the new standard, the Company now records an estimate for its promotional programs and price concessions at the time of the sale based on a historical rate, as opposed to when the programs are announced. As a result of this change, the Company now recognizes a larger reduction in revenue related to these programs during the first half of the year, when revenues are seasonally higher. For further information see Note 1 “Basis of Presentation” and Note 2 "Revenue Recognition" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Due to the continued strength of the Company's 2018 product line and brand momentum, the addition of the TravisMathew business, as well as the favorable impact of improved market conditions, primarily in the U.S. and Japan, the Company's net sales were at a record high in the third quarter and first nine months of 2018. The Company’s net sales increased 7.8% in the third quarter of 2018 and 23.9% in the first nine months of 2018 compared to the same periods in 2017. Net sales increased in all major geographic regions and in all product categories in both the third quarter and first nine months of 2018, with the exception of wood sales in the third quarter of 2018, which decreased as expected due to the shift in launch timing as discussed above. Changes in foreign currency rates had a negative impact of $1.1 million on third quarter net sales in 2018 and a positive impact of $15.6 million in the first nine months of 2018.
The Company’s gross margin in the third quarter of 2018 improved 80 basis points to 43.9% compared to the third quarter of 2017, and improved 110 basis points to 47.9% in the first nine months of 2018 compared to the same period in 2017. Gross margin was positively impacted by an increase in average selling prices and a favorable shift in product mix, including the addition of the TravisMathew business, which is accretive to the Company's gross margins, partially offset by an increase in cost due to the technology incorporated into current year products. In the first nine months of 2018, gross margin reflect the favorable impact of foreign exchange translation on net sales.
Operating expenses increased $5.7 million or 5.7% in the third quarter of 2018 compared to the third quarter of 2017, and $35.9 million or 11.9% in the first nine months of 2018 compared to the first nine months in 2017. These increases were primarily due to incremental expenses from the TravisMathew business, an increase in employee costs and the negative impact of changes in foreign currency rates. The increase in the first nine months of 2018 also reflects an increase in variable expenses due to higher net sales period over period, including increases in marketing and tour expenses. In the first nine months of 2017, the Company incurred non-recurring transaction and transition charges related to the OGIO and TravisMathew acquisitions.
The provision for income taxes decreased $0.2 million or 10.2% in the third quarter of 2018 compared to the third quarter of 2017, and the Company’s income tax rate declined to 12.1% compared to 32.5% in the third quarter of 2017. This decrease was primarily due to a discrete U.S. return-to-provision benefit in the third quarter combined with the impact of the reduction of the U.S. corporate income tax rate as a result of the Tax Act. The provision for income taxes increased $5.1 million or 16.5% in the first nine months of 2018 compared to the first nine months in 2017, primarily due to a $78.0 million increase in pre-tax income in the first nine months of 2018 compared to the same period in 2017. The Company’s income tax rate declined to 21.2% in the first nine months of 2018 compared to 33.7% in the first nine months of 2017 primarily due to the Tax Act.
Diluted earnings per share increased $0.07 to $0.10 in the third quarter of 2018 and $0.75 (121.0%) to $1.37 in the first nine months of 2018, both compared to the same periods in 2017. The increased earnings in 2018 reflect the increased sales in the core business, the addition of TravisMathew business, improved gross margins and a lower tax rate due to the 2017 Tax Act.
Three-Month Periods Ended September 30, 2018 and 2017
Net sales for the third quarter of 2018 increased by $19.1 million (7.8%) to $262.7 million compared to $243.6 million in the third quarter of 2017. This improvement resulted from an increase in net sales in the Gear, Accessories and Other operating segment, primarily in apparel sales as a result of the TravisMathew acquisition in August 2017, combined with an increase in net sales in the Golf Balls operating segment due to the continued success of the current year product models. In addition, as a result of the new accounting rules on revenue recognition described above, the Company recognized a lower amount for its sales programs in the third quarter of 2018 compared to the third quarter of 2017, which had a favorable impact on net sales period over period. These increases were partially offset by a decrease in net sales in the Golf Clubs operating segment as a result of more product launches in the second and third quarters of 2017 compared to the same period in 2018. In addition, net sales in the third quarter of 2018 were negatively impacted by $1.1 million due to fluctuations in foreign currency rates relative to the same period in the prior year.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2018	2017	Dollars	Percent
Net sales:
Golf Clubs	$142.4	$146.1	$(3.7)	(2.5)%
Golf Balls	44.7	39.1	5.6	14.3%
Gear, Accessories and Other	75.6	58.4	17.2	29.5%
	$262.7	$243.6	$19.1	7.8%
For further discussion of each operating segment’s results, see "Operating Segments Results for the Three Months Ended
September 30, 2018 and 2017" below.
Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)		Constant Currency Growth vs. 2017
	2018	2017	Dollars	Percent	Percent
Net sales:
United States	$142.1	$123.8	$18.3	14.8%	14.7%
Europe	33.1	32.5	0.6	1.8%	3.1%
Japan	54.4	53.0	1.4	2.6%	3.0%
Rest of Asia	20.9	20.4	0.5	2.5%	2.0%
Other countries	12.2	13.9	(1.7)	(12.2)%	(7.6)%
	$262.7	$243.6	$19.1	7.8%	8.3%
Net sales in the United States increased $18.3 million (14.8%) to $142.1 million during the third quarter of 2018 compared to $123.8 million in the third quarter of 2017. This increase was primarily driven by incremental apparel sales due to the TravisMathew acquisition that was completed in August 2017, combined with the continued success of the 2018 line of golf balls and irons, in addition to the launch timing of putters, partially offset by a decrease in sales of woods due to the earlier timing of product launches in 2018 compared to 2017 as discussed above. The Company’s sales in regions outside of the United States increased $0.8 million (0.7%) to $120.6 million during the third quarter of 2018 compared to $119.8 million in the third quarter of 2017. Foreign currency fluctuations had an unfavorable impact of $1.1 million on net sales during the third quarter of 2018 relative to the same period in the prior year. The increase in Japan was primarily driven by the apparel joint venture as a result of an increase in outlet locations in 2018. Net sales in Europe increased due to the launch timing of gear and accessories. The increase in Rest of Asia was primary driven by strong market conditions in Korea. The decrease in other countries reflects the earlier timing of product launches as discussed above.
Gross profit increased $10.3 million (9.9%) to $115.2 million in the third quarter of 2018 compared to $104.9 million in the third quarter of 2017. Gross profit as a percentage of net sales (“gross margin”) increased by 80 basis points to 43.9% in the third quarter of 2018 compared to 43.1% in the third quarter of 2017. This slight increase was primarily attributable to improved price and product mix of 220 basis points as a result of an increase in average selling prices primarily in the woods, putters and golf balls categories combined with favorable product mix due to the addition of the TravisMathew business. Average selling prices also reflect the favorable impact of the new accounting rules on revenue recognition as discussed above. The increase in price and product mix was offset by an increase in cost of 230 basis points as a result of higher priced materials and technology incorporated into current year products. Foreign currency translation on inventory held in foreign regions had a positive impact of 90 basis points on gross margin in the third quarter of 2018 relative to the same period in the prior year. For further discussion of gross margin, see "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Operating Segments Results for the Three Months Ended September 30, 2018 and 2017—Segment Profitability" below.

Selling expenses increased by $2.9 million to $68.6 million (26.1% of net sales) in the third quarter of 2018 compared to $65.8 million (27.0% of net sales) in the third quarter of 2017. This increase was primarily due to an additional $3.5 million of incremental costs resulting from the addition of a full quarter of the TravisMathew business (as compared to a partial quarter in 2017), as well as a $1.0 million increase in employee costs, partially offset by a $1.7 million decrease in marketing and tour expenses.
General and administrative expenses increased by $2.7 million to $26.7 million (10.2% of net sales) in the third quarter of 2018 compared to $24.0 million (9.8% of net sales) in the third quarter of 2017. This increase was primarily due to increases of $1.9 million in professional fees and legal expenses, $1.5 million in bad debt expense and $1.1 million in incremental costs resulting from the addition of the TravisMathew business, partially offset by a $2.6 million decrease due to transaction and transition costs incurred in the third quarter of 2017 in connection with the OGIO and TravisMathew acquisitions.
Research and development expenses remained flat at $9.2 million in the third quarter of 2018 compared to the third quarter of 2017, and decreased slightly as a percentage of net sales to 3.5% from 3.8%.
Net interest expense increased by $0.4 million to $1.1 million in the third quarter of 2018 compared to $0.7 million in the third quarter of 2017 primarily due to an increase in average outstanding borrowings under the Company's credit facilities period over period (as a result of the TravisMathew acquisition), combined with incremental interest expense from the Company's long-term equipment note which became effective in December 2017 (see Note 3).
Other income/expense, net improved to other income of $1.4 million in the third quarter of 2018 compared to other expense of $0.8 million in the third quarter of 2017, primarily due to an increase in net foreign currency gains period over period.
The Company’s provision for income taxes decreased by $0.2 million to $1.3 million in the third quarter of 2018, compared to $1.5 million in the third quarter of 2017. As a percentage of pre-tax income, the Company’s income tax rate declined to 12.1% compared to 32.5% in the third quarter of 2017. This decrease was primarily due to a discrete U.S. return-to-provision benefit in the current quarter combined with the impact of the reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017 as a result of the Tax Act. For further discussion see Note 11 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net income for the third quarter of 2018 increased $6.7 million to $9.7 million compared to $3.1 million in the third quarter of 2017. Diluted earnings per share increased $0.07 to $0.10 in the third quarter of 2018 compared to $0.03 in the third quarter of 2017.

Operating Segments Results for the Three Months Ended September 30, 2018 and 2017
Golf Clubs
Golf club sales decreased $3.7 million (2.5%) to $142.4 million in the third quarter of 2018 compared to $146.1 million in the third quarter of 2017. This decrease was primarily due to a decline in sales of woods due to the earlier timing of product launches in 2018 compared to 2017, offset by an increase in sales of putters and irons due to product launch timing combined with the continued success of prior year putter models. In addition, as a result of the new accounting rules on revenue recognition described above, the Company recognized a lower amount for its sales programs in the third quarter of 2018 compared to the third quarter of 2017, which had a favorable impact period over period on net sales and average selling prices in each of the product categories discussed below.
Net sales information for the Golf Clubs segment by product category is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2018	2017	Dollars	Percent
Net sales:
Woods	$52.4	$65.9	$(13.5)	(20.5)%
Irons	65.1	60.8	4.3	7.1%
Putters	24.9	19.4	5.5	28.4%
	$142.4	$146.1	$(3.7)	(2.5)%

The $13.5 million (20.5%) decrease in net sales of woods to $52.4 million for the quarter ended September 30, 2018, compared to $65.9 million in the comparable period in 2017, was primarily due to a 22.9% decrease in sales volume resulting from a shift in launch timing period over period. In 2018, the Company launched the full line of Rogue woods in the first quarter, compared to the launch of the Steelhead XR line of fairway woods and Epic line of hybrids in the second quarter of 2017, and the region-specific Epic Star hybrids in the third quarter of 2017. This decrease was partially offset by a 3.2% increase in average selling prices primarily due to the Rogue line of fairway woods, which were launched at a higher average selling price relative to the Steelhead XR line of fairway woods launched in 2017.
Net sales of irons increased $4.3 million (7.1%) to $65.1 million for the quarter ended September 30, 2018 compared to $60.8 million in the comparable period in 2017 due to an increase of 9.2% in sales volume resulting from the continued success of Mack Daddy 4 wedges in addition to the Rogue line of irons launched in the current year. This increase was partially offset by a decrease of 2.0% in average selling prices as a result of the Rogue line of irons, which have lower average selling prices relative to the premium Epic line of irons launched in 2017.
Net sales of putters increased $5.5 million (28.4%) to $24.9 million for the quarter ended September 30, 2018 compared to $19.4 million in the comparable period in 2017 due to increases of 14.0% in sales volume and 12.3% in average selling prices. These increases were the result of the launch of the higher priced Odyssey EXO putters in the second quarter of 2018, combined with the continued success of the 2017 Odyssey Works putter line.
Golf Balls
Net sales information for the Golf Balls segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth
	2018	2017	Dollars	Percent
Net sales:
Golf Balls	$44.7	$39.1	$5.6	14.3%
Net sales of Golf Balls increased $5.6 million (14.3%) to $44.7 million for the quarter ended September 30, 2018 compared to $39.1 million in the comparable period in 2017, primarily due to increases of 11.2% in sales volume and 2.8% in average selling prices. These increases were the result of the continued success of the Chrome Soft family of golf balls that were launched in 2018 at higher average selling prices compared to the Chrome Soft family of golf balls that were launched in 2017.
Gear, Accessories and Other
Net sales information for the Gear, Accessories and Other segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth
	2018	2017	Dollars	Percent
Net sales:
Gear, Accessories and Other	$75.6	$58.4	$17.2	29.5%
Net sales of Gear, Accessories and Other increased $17.2 million (29.5%) to $75.6 million for the quarter ended September 30, 2018 compared to $58.4 million in the comparable period in 2017. This increase was largely due to incremental apparel sales as a result of the TravisMathew acquisition completed in August 2017, combined with an increase in sales of golf bags.

Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2018	2017	Dollars	Percent
Income before income taxes:
Golf Clubs	$13.6	$10.4	$3.2	30.8%
Golf Balls	4.2	5.0	(0.8)	(16.0)%
Gear, Accessories and Other	8.5	6.4	2.1	32.8%
Reconciling items(1)	(15.2)	(17.2)	2.0	(11.6)%
	$11.1	$4.6	$6.5	141.3%

(1)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability.
Pre-tax income in the Company’s Golf Clubs operating segment increased $3.2 million to $13.6 million in the third quarter of 2018 from $10.4 million in the third quarter of 2017. This increase was primarily due to a $4.7 million decrease in operating expenses, partially offset by a $1.5 million decrease in gross profit resulting from a $3.7 million decrease in net sales as discussed above. Gross margin was flat period over period. The decrease in operating expenses was primarily due to a decrease in marketing expenses as a result of the shift in timing of product launches toward the first half of 2018 compared to the same period in 2017, partially offset by an increase in employee costs year over year.
Pre-tax income in the Company’s Golf Balls operating segment decreased $0.8 million to $4.2 million in the third quarter of 2018 from $5.0 million in the third quarter of 2017. This decrease was primarily due to a $3.0 million increase in operating expense combined with a 60 basis point decline in gross margins. The increase in operating expenses was primarily due to an increases in employee costs and marketing expenses. The decline in gross margin was primarily due to the higher cost of materials and technology incorporated into current year golf ball products combined with increased manufacturing costs associated with the new materials and technology, partially offset by an increase in average selling prices.
Pre-tax income in the Company's Gear, Accessories and Other operating segment increased $2.1 million to $8.5 million in the third quarter of 2018 from $6.4 million in the third quarter of 2017. This increase was due to a $9.7 million increase in gross profit, offset by a $7.6 million increase in operating expenses, both primarily due to incremental sales and expenses as a result of the addition of the new TravisMathew business, acquired during the third quarter of 2017.
Nine-Month Periods Ended September 30, 2018 and 2017
Net sales for the nine months ended September 30, 2018 increased $205.1 million (23.9%) to $1,062.2 million compared to $857.1 million for the nine months ended September 30, 2017. This improvement was driven by an increase in net sales in all operating segments, across all major product categories and across all major geographical regions primarily due to continued brand momentum and the strength of the Company's 2018 product line, significant improvements in market conditions, primarily in the United States and Japan, as well as incremental apparel sales due to the TravisMathew acquisition completed in August 2017. In addition, the increase in net sales was driven by an increase in the number of products launched in the nine-month period ended September 30, 2018 compared to the same period in 2017. Net sales in the nine-month period ended September 30, 2018 also benefited from $15.6 million of favorable foreign currency due to fluctuations in exchange rates relative to the same period in 2017. The increase in net sales was partially offset by the adoption of the new revenue recognition standard discussed above, which resulted in a larger reduction in revenue related to sales programs in the first nine months of 2018 compared to the same period in 2017.

The Company’s net sales by operating segment are presented below (dollars in millions):

	Nine Months Ended September 30,		Growth
	2018	2017	Dollars	Percent
Net sales:
Golf Clubs	$632.6	$536.0	$96.6	18.0%
Golf Balls	165.5	136.1	29.4	21.6%
Gear, Accessories and Other	264.1	185.0	79.1	42.8%
	$1,062.2	$857.1	$205.1	23.9%
For further discussion of each operating segment’s results, see below “Operating Segments Results for the Nine Months Ended September 30, 2018 and 2017.”
Net sales information by region is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth		Constant Currency Growth vs. 2017
	2018	2017(1)	Dollars	Percent	Percent
Net sales:
United States	$608.8	$470.3	$138.5	29.4%	29.4%
Europe	130.6	120.0	10.6	8.8%	2.4%
Japan	183.4	147.5	35.9	24.3%	21.5%
Rest of Asia	78.7	63.0	15.7	24.9%	20.6%
Other countries	60.7	56.3	4.4	7.8%	6.4%
	$1,062.2	$857.1	$205.1	23.9%	22.1%

(1) Prior period amounts have been reclassified to conform to current year presentation of regional sales related to OGIO-branded products.
Net sales in the United States increased $138.5 million (29.4%) to $608.8 million during the nine months ended September 30, 2018 compared to $470.3 million for the nine months ended September 30, 2017. Net sales in regions outside of the United States increased $66.6 million (17.2%) to $453.4 million for the nine months ended September 30, 2018 compared to $386.8 million for the nine months ended September 30, 2017. Fluctuations in foreign currencies had a favorable impact on international net sales of $15.6 million in the nine-month period ended September 30, 2018 relative to the same period in the prior year. The increase in net sales across all major regions reflects increases in all operating segments and product categories compared to the same period in 2017. In addition, the increase in net sales by region includes the following:

•	In the United States, the increase reflects stronger market conditions as well as incremental apparel sales resulting from the TravisMathew acquisition that was completed in August 2017.

•
In Japan, the increase reflects stronger market conditions combined with the successful launch of region-specific iron models in the second quarter of 2018, in addition to an increase in apparel sales from the apparel joint venture as a result of an increase in outlet locations in 2018.

•	In the Rest of Asia, the increase was primarily driven by increased sales in Korea, with a 26.8% increase period over period due to continued brand strength combined with strong market conditions.

•
In Europe, the increase was primarily due to the favorable impact of foreign currency fluctuations on net sales, partially offset by the negative impact of poor weather conditions which resulted in a slow start to the golf season.

Gross profit increased $107.6 million (26.9%) to $508.4 million for the nine months ended September 30, 2018 compared to $400.8 million in the same period of 2017, and gross margin increased 110 basis points to 47.9% for the first nine months of 2018 compared to 46.8% for the same period in 2017. The increase in gross margin was primarily attributable to a 180 basis point improvement in price and product mix driven primarily by higher priced and higher margin products in the woods and golf balls product categories, combined with incremental sales of TravisMathew apparel products, which were accretive to gross margin. In addition, gross margin in the first nine months of 2018 reflects the favorable impact of foreign exchange translation on net sales. These increases were partially offset by a 90 basis point increase in cost as a result of higher priced materials and technology incorporated into current year products. For further discussion of gross margin, see above "Results of Operations—Overview of Business and Seasonality—Cost of Sales" and see below "Operating Segments Results for the Nine Months Ended September 30, 2018 and 2017—Segment Profitability."
Selling expenses increased by $29.2 million to $234.8 million (22.1% of net sales) during the nine months ended September 30, 2018 compared to $205.6 million (24.0% of net sales) in the comparable period of 2017. This increase reflects $11.4 million of incremental costs resulting from the addition of the TravisMathew business, combined with an increase in variable expenses due to higher net sales period over period, including $7.8 million in marketing and tour expenses, in addition to $6.2 million in employee costs.
General and administrative expenses increased by $4.0 million to $73.0 million (6.9% of net sales) during the nine months ended September 30, 2018 compared to $69.0 million (8.0% of net sales) in the comparable period of 2017. This increase was primarily due to $6.8 million of incremental costs in the first nine months of 2018 resulting from the addition of the TravisMathew business, combined with increases of $4.0 million in professional fees and legal expenses and $1.5 million in bad debt expense. These increases were partially offset by an $8.8 million decrease due to transaction and transition costs incurred in the first nine months of 2017 in connection with the OGIO and TravisMathew acquisitions.
Research and development expenses increased by $2.7 million to $29.6 million (2.8% of net sales) during the nine months ended September 30, 2018 compared to $26.9 million (3.1% of net sales) in the comparable period of 2017, primarily due to an increase in employee costs as well as an increase related to the addition of the TravisMathew business.
Interest expense increased $2.4 million to $4.7 million during the nine months ended September 30, 2018 compared to $2.3 million in the comparable period of 2017, primarily due to an increase in average outstanding borrowings under the Company's credit facilities period over period as a result of the TravisMathew acquisition, combined with the interest paid on the Company's long-term equipment note (see Note 3).
Other income/expense, net increased to other income of $2.4 million during the nine months ended September 30, 2018 compared to other expense of $6.2 million in the comparable period of 2017. This $8.6 million improvement was primarily due to a decrease in net foreign currency losses from non-designated foreign currency hedging contracts.
The Company’s provision for income taxes increased by $5.1 million to $35.8 million for the nine months ended September 30, 2018, compared to $30.7 million in the comparable period of 2017, primarily due to a $78.0 million increase in pre-tax income. As a percent of pre-tax income, the Company’s income tax rate declined to 21.2% compared to 33.7% in the first nine months of 2017 primarily due to the Tax Act, which reduced the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. For further discussion see Note 11 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net income for the nine months ended September 30, 2018 increased by $73.0 million to $133.2 million compared to $60.2 million in the comparable period of 2017. Diluted earnings per share increased by $0.75 to $1.37 in the first nine months of 2018 compared to $0.62 in the same period in 2017.

Operating Segments Results for the Nine Months Ended September 30, 2018 and 2017
Golf Clubs
Golf clubs sales increased $96.6 million (18.0%) to $632.6 million in the nine-month period ended September 30, 2018 compared to the same period in 2017. This increase was due to increases in all golf club product categories primarily due to the strength of the 2018 product line combined with an increase in the number of product models launched in the first nine months of 2018 compared to the same period in 2017, in addition to the timing of putter launches in the third quarter of 2018 and the continued success of prior year putter models, as well as the favorable impact of foreign currency fluctuations. These increases were partially offset by the adoption of the new revenue recognition standard discussed above, which resulted in a larger reduction in revenue related to sales programs in the first nine months of 2018 compared to the same period in 2017. The adoption of this standard resulted in a negative impact on average selling prices in each of the product categories discussed below.

Net sales information for the Golf Clubs segment by product category is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth
	2018	2017	Dollars	Percent
Net sales:
Woods	$275.2	$262.7	$12.5	4.8%
Irons	271.3	202.1	69.2	34.2%
Putters	86.1	71.2	14.9	20.9%
	$632.6	$536.0	$96.6	18.0%
Net sales of woods increased $12.5 million (4.8%) to $275.2 million for the nine months ended September 30, 2018 compared to the same period in the prior year due to increases of 3.2% in average selling prices and 1.6% in sales volume. The increase in average selling prices was primarily due to the Rogue line of fairway woods, which have a higher average selling price compared to the Epic line of woods sold in the prior year. The increase in sales volume was primarily driven by the continued success of the Rogue hybrid product line in 2018, combined with an increase in the number of hybrid models launched in the nine-month period ended September 30, 2018 compared to the same period in 2017.
Net sales of irons increased $69.2 million (34.2%) to $271.3 million for the nine months ended September 30, 2018 compared to the same period in the prior year due to increases of 28.4% in sales volume and 4.5% in average selling prices. The increase in sales volume was primarily due to the success of the Rogue line of irons launched in 2018 and MD4 wedges launched in the fourth quarter of 2017. The increase in average selling prices was primarily due to the MD4 wedges, which have a higher average selling price compared to the MD3 and MD Forged wedges sold in the prior year.
Net sales of putters increased $14.9 million (20.9%) to $86.1 million for the nine months ended September 30, 2018 compared to the same period in the prior year due to increases of 14.4% in average selling prices and 5.8% in sales volume primarily due to the successful current year launch of the higher priced Odyssey EXO and Odyssey Works Tour putters, as well as the continued success of the prior year Odyssey Works putter lines, which have lower average selling prices.
Golf Balls
Net sales information for the Golf Balls segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth
	2018	2017	Dollars	Percent
Net sales:
Golf balls	$165.5	$136.1	$29.4	21.6%
Net sales of Golf Balls increased $29.4 million (21.6%) to $165.5 million for the nine months ended September 30, 2018 compared to the same period in the prior year due to increases of 11.3% in average selling prices and 9.2% in sales volumes. The increase in average selling prices was primarily due to the current year launch of the Chrome Soft line of golf balls, which were launched at a higher average selling price compared to the predecessor Chrome Soft golf balls in the prior year. The increase in sales volumes was primarily due to the success of the current year Chrome Soft product models.
Gear, Accessories and Other
Net sales information for the Gear, Accessories and Other segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth
	2018	2017	Dollars	Percent
Net sales:
Gear, Accessories and Other	$264.1	$185.0	$79.1	42.8%
Net sales of Gear, Accessories and Other increased $79.1 million (42.8%) to 264.1 million for the nine months ended September 30, 2018 compared to the same period in the prior year. This increase was largely due to the acquisition of TravisMathew, in addition to increases in net sales of OGIO products and Callaway apparel.

Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2018	2017	Dollars	Percent
Income before income taxes:
Golf Clubs	$130.9	$83.8	$47.1	56.2%
Golf Balls	30.0	27.5	2.5	9.1%
Gear, Accessories and Other	52.9	27.9	25.0	89.6%
Reconciling items(1)	(44.6)	(48.0)	3.4	(7.1)%
	$169.2	$91.2	$78.0	85.5%

(1)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability.
Pre-tax income in the Company’s Golf Clubs operating segment increased to $130.9 million for the nine months ended September 30, 2018 from $83.8 million for the comparable period in the prior year, primarily due to a $53.7 million increase in gross profit resulting from a $96.6 million increase in net sales as discussed above, partially offset by a $6.6 million increase in operating expenses. Gross margin increased by 100 basis points primarily due to a favorable shift in price and product mix in the woods product category driven by the Rogue product line which has higher margins compared to the Epic line of woods in the prior year combined with a general increase in average selling prices across all golf club product categories, and the favorable impact of foreign currency translation on net sales. The increase in operating expenses was primarily due to an increase employee costs, and marketing and tour expenses.
Pre-tax income in the Company’s Golf Balls operating segment increased to $30.0 million for the nine months ended September 30, 2018 from $27.5 million for the comparable period in the prior year, primarily due to a $9.9 million increase in gross profit resulting from a $29.4 million increase in sales as discussed above, partially offset by a $7.4 million increase in operating expenses. Gross margin decreased by 240 basis points primarily due to an increase in manufacturing costs associated with the technology incorporated into current year golf ball products, partially offset by the 2018 Chrome Soft line of golf balls, which have higher average selling prices compared to the prior year Chrome Soft models, combined with the favorable impact of foreign currency translation on net sales. The increase in operating expenses was primarily due to an increase in employee costs, and marketing and tour expenses.
Pre-tax income in the Company's Gear, Accessories and Other operating segment increased to $52.9 million for the nine months ended September 30, 2018 from $27.9 million for the comparable period in the prior year. This increase was primarily due to a $44.0 million increase in gross profit, offset by a $19.0 million increase in operating expenses, both primarily due to incremental sales and expenses as a result of the addition of the new TravisMathew business, acquired during the third quarter of 2017.
Financial Condition
The Company’s cash and cash equivalents decreased $14.9 million to $70.8 million at September 30, 2018 from $85.7 million at December 31, 2017 as the Company used a significant amount of its cash in 2018 to repay its asset-based credit facilities. The Company's outstanding balance under its asset-based credit facilities declined $83.5 million to $4.3 million from $87.8 million at December 31, 2017. As such the Company's net cash position (cash less amounts outstanding under its asset-based credit facilities) improved $68.6 million as of September 30, 2018 compared to December 31, 2017. This improvement was primarily due to cash provided by operating activities during the first nine months of 2018. Cash provided by operating activities increased to $120.9 million in the first nine months of 2018 compared to $110.8 million in the comparable period of 2017 primarily due to an increase in net sales period over period. During the first nine months of 2018, the Company used its cash and cash equivalents and cash from its operating activities to repay $85.1 million in borrowings from its credit facilities and long-term debt, repurchase $22.4 million in shares of its common stock and fund $26.1 million in capital expenditures. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its current and future credit facilities, as deemed necessary. See Note 4 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-Q for further information on the ABL Facility and the Japan ABL Facility.

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of September 30, 2018, the Company’s net accounts receivable increased to $130.0 million from $94.7 million as of December 31, 2017. This increase reflects the general seasonality of the business and was primarily attributable to net sales of $262.7 million during the third quarter of 2018 compared to net sales of $191.7 million during the fourth quarter of 2017. The Company’s net accounts receivable as of September 30, 2018 decreased by $22.4 million compared to the Company’s net accounts receivable as of September 30, 2017 primarily due to an improvement in cash collections combined with a decrease in past-due accounts.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s inventory decreased to $237.5 million as of September 30, 2018 compared to $262.5 million as of December 31, 2017. The Company’s inventory as of September 30, 2018 increased by $50.9 million compared to the Company's inventory as of September 30, 2017 primarily due to the increase in net sales period over period, an increase in in-transit inventory in preparation for the upcoming golf season and lower inventory levels at the end of the third quarter in 2017.
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
The Company has a senior secured asset-based revolving credit facility of up to $330.0 million that is secured by certain assets, including cash (to the extent pledged by the Company), the Company's intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Canada and the United Kingdom, and an asset-based loan agreement in Japan, which provides a credit facility of up to 4 billion Yen (or U.S. $35.2 million, using the exchange rate in effect as of September 30, 2018) that is secured by certain assets, including eligible inventory and eligible accounts receivable. As of September 30, 2018, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities after letters of credit and outstanding borrowings, was $330.2 million compared to $195.1 million as of September 30, 2017. As of September 30, 2018, the Company was in compliance with all financial covenants under both credit facilities. For further information on the Company's credit facilities see Note 4 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q is incorporated herein by this reference.
As of September 30, 2018, approximately 96% of the Company’s total cash is held in regions outside of the United States. Due to changes enacted by the Tax Act in December 2017, incremental U.S. federal income tax is no longer a consideration if the

Company were to repatriate cash to the U.S. outside of settling intercompany balances. However, if the Company were to repatriate such cash, it may need to pay incremental foreign withholding taxes. During the second quarter of 2018, the Company evaluated its permanent reinvestment assertion with respect to its Canadian subsidiary in conjunction with the Company's operating plans and forecasts as well as its short-term and long-term financial requirements, and determined that it would repatriate a portion of the earnings of its Canadian subsidiary. Therefore, the Company repatriated cash from its Canadian subsidiary and remitted the Canadian withholding tax. The distribution was not material to the Company's overall liquidity or tax expense. Prospectively, the Company will no longer consider the future earnings of this subsidiary to be indefinitely reinvested. However, at this time the Company does not intend to repatriate additional funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. Therefore, except for the future earnings of the Company's foreign subsidiary in Canada, the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested and, accordingly, no incremental withholding taxes have been provided thereon.
Other Significant Cash and Contractual Obligations
The table set forth below summarizes certain significant cash obligations as of September 30, 2018 that could affect the Company’s future liquidity.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Primary Asset-Based Revolving Credit Facility	$4.3	$4.3	$—	$—	$—
Capital leases (1)	0.6	0.2	0.3	0.1	—
Operating leases(2)	61.7	10.0	17.7	15.2	18.8
Unconditional purchase obligations(3)	65.8	42.4	19.9	3.5	—
Uncertain tax contingencies(4)	4.2	0.5	1.3	0.6	1.8
Equipment Note(5)	10.2	—	—	10.2	—
Interest on equipment note	0.8	0.3	0.4	0.1	—
Total	$147.6	$57.7	$39.6	$29.7	$20.6

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

(4)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of September 30, 2018. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 11 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(5)
In December 2017, the Company entered into a long-term financing agreement (the "Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of September 30, 2018, the Company had $10.2 million outstanding under the Equipment Note. For further discussion, see Note 4 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three and nine months ended September 30, 2018 was not material to the Company’s financial position, results of operations or cash flows.
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
Capital Expenditures
The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures in the range of approximately $35.0 million to $40.0 million for the year ending December 31, 2018.
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
On January 1, 2018, the Company adopted the new accounting standard on revenue recognition, Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This new standard accelerates the timing of when the Company recognizes certain sales promotions and price concessions that it offers to its customers. As a result, the Company now estimates the variable consideration for these sales programs at the time of the sale based on a rate that includes historical and forecasted data, as opposed to when these programs are approved and announced, which occurs later in the product's life cycle.
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
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2018 through its foreign currency forward contracts.
The estimated maximum one-day loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, is $4.5 million at September 30, 2018. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities. Outstanding borrowings under these credit facilities accrue interest as described in Note 4 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.4 million over the 12-month period ending on September 30, 2018.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2018, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In May 2018, the Company's Board of Directors authorized a new $50.0 million share repurchase program (the "2018 Repurchase Program") under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The repurchases are made consistent with the terms of the Company's ABL Facility which limits the amount of stock that can be repurchased. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.
The following table summarizes the purchases by the Company during the third quarter of 2018. Included in these amounts are $0.1 million of shares the Company withheld to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended September 30, 2018
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
	(in thousands, except per share data)
July 1, 2018-July 31, 2018	—	$—	—	$49,874
August 1, 2018-August 31, 2018	3,205	$22.52	3,205	$49,801
September 1, 2018-September 30, 2018	—	$—	—	$49,801
Total	3,205	$22.52	3,205	$49,801
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
Date: November 7, 2018