Form 10-K
period 2018-12-31
CALLAWAY GOLF CO
filed 2019-03-01
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 29, 2018, the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was $1,769,386,515 based on the closing sales price of the registrant’s common stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and shares held in treasury, without conceding that any of the excluded parties are “affiliates” of the registrant for purposes of the federal securities laws.
As of January 31, 2019, the number of shares outstanding of the registrant’s common stock, $.01 par value, was 94,511,178.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC" or “Commission”) pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Shareholders, which is scheduled to be held on May 7, 2019. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2018.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, market conditions, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the integration of the JW Stargazer Holding GmbH ("Jack Wolfskin") acquisition, the related financial impact of the future business and prospects of the Company, TravisMathew, LLC ("TravisMathew"), OGIO International, Inc. ("OGIO") and Jack Wolfskin, the expected continued financial impact of the Company's joint venture in Japan and the impact of the 2017 Tax Cuts and Jobs Act (the "Tax Act"), which includes a broad range of provisions that could have a material impact on the Company's tax provision in future periods. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:

•	certain risks and uncertainties, including changes in capital market or economic conditions;

•	a material impact on the Company's tax provision as a result of the Tax Act;

•	consumer acceptance of and demand for the Company’s products;

•	future retailer purchasing activity, which can be significantly affected by adverse industry conditions and overall retail inventory levels;

•	any unfavorable changes in U.S. trade, tax or other policies, including restrictions on imports or an increase in import tariffs;

•	the level of promotional activity in the marketplace;

•	future consumer discretionary purchasing activity, which can be significantly adversely affected by unfavorable economic or market conditions;

•	significant fluctuations in foreign currency exchange rates and the degree of effectiveness of the Company’s hedging programs;

•	the ability of the Company to manage international business risks;

•	significant developments stemming from the U.K.’s decision to withdraw from the European Union, which could have a material adverse effect on the Company;

•	adverse changes in the credit markets or continued compliance with the terms of the Company’s credit facilities;

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

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Apex, Apex Tour, APW, Aqua Dry, Arm Lock, Backstryke, Big Bertha, Big Bertha Alpha, Big T, Black Series, Bounty Hunter, C, C Grind, Callaway, Callaway Capital, Callaway Golf, Callaway Media Productions, Callaway Supersoft, Chev, Chev 18, Chevron Device, Chrome Soft, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, D.A.R.T., Dawn Patrol, Demonstrably Superior And Pleasingly Different, Divine, Double Wide, Eagle, Engage, Epic, Epic Flash, ERC, ERC Soft, Exo, Cage, Fast Tech Mantle, Flash Face Technology, FT Optiforce, FT Performance, FT Tour, FTiZ, Fusion, Fusion Zero, GBB, GBB Epic, Gems, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Griptac, Grom, Groove, In, Groove Technology, Heavenwood, Hex Aerodynamics, Hex Chrome, Hex Solaire, High Energy Core, HX, Hyper Dry, Hyper, Lite, Hyper Speed Face, I, MIX, Innovate or Die, Ion-X, Jack Wolfskin, Jailbird, Jailbreak, Kings of Distance, Legacy, Longer From Everywhere, Mack Daddy, Magna, Majestic, MarXman, MD3 Milled, MD4 Tactical, MD5, Metal-X, Microhinge Face Insert, New Graphene Dual Softfast Core, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Works, Ogio, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO ME, OGIO MY EXPRESSION, OGIO RENEGADE, OGIO SAVAGE, OGIO SHADOW, Opti Flex, Opti Grip, Opti Shield, Opti Therm, OptiFit, Opti Vent, ORG 14, ORG 15, Paw Print, PRESTIGE 7, ProType, ∙R∙, R Ball, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shredder, SLED, SoftFast, Solaire, Speed Regime, Speed Step, SR1, SR2, SR3, Steelhead XR, Steelhead, Strata, Strata Jet, Stroke Lab, Stronomic, Sub Zero, Superhot, T M, Tank, Tank Cruiser, Tech Series, Teron, Texapore, TI, HOT, TMCA, Toe Up, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Uptown, Versa, VFT, W Grind, Warbird, Weather Series, Wedgeducation, White Hot, White Hot Pro, White Hot Pro Havok, White Hot Tour, White Ice, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, X-ACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball, 3 Deep.

CALLAWAY GOLF COMPANY

PART I
Item 1.    Business Overview
Callaway Golf Company (the “Company” or “Callaway Golf”) was incorporated in California in 1982 with the main purpose of designing, manufacturing and selling high quality golf clubs. The Company became a publicly traded corporation in 1992, and in 1999, reincorporated in the State of Delaware. The Company has evolved over time from a manufacturer of golf clubs to a leading manufacturer and distributor of premium golf equipment and active lifestyle apparel, equipment and accessories. Over the past two and a half years, the Company grew its golf apparel and accessories business with the completion of the golf apparel joint venture in Japan in July 2016. In January and August of 2017, the Company completed the acquisitions of OGIO international, Inc. ("OGIO") and TravisMathew, LLC ("TravisMathew"), respectively, which expanded its soft goods business to include lifestyle product lines that are complimentary to golf. OGIO products offer premium storage gear for sport and personal use as well as performance outerwear. TravisMathew offers a full line of premium lifestyle apparel, footwear and accessories. Both these acquisitions provided a platform for the Company to grow its lifestyle products business. In January 2019, the Company completed the acquisition of JW Stargazer Holding GmbH, the owner of the international, premium outdoor apparel, footwear and equipment brand, Jack Wolfskin ("Jack Wolfskin"). This acquisition is expected to further enhance and grow the Company's lifestyle category and provide a platform for future growth in the active outdoor and urban outdoor categories. With these recent acquisitions, the Company is transforming the way it views its business as it carries out its plans to invest strategically in areas complimentary to golf, with a focus on establishing synergies and realizing efficiencies for the benefit of all of the Company's brands.
Financial Information about Segments and Geographic Areas
Information regarding the Company’s segments and geographic areas in which the Company operates is contained in Note 18 in the Notes to the Company’s Consolidated Financial Statements for the years ended December 31, 2018, 2017 and 2016, and is included as part of Item 8—“Financial Statements and Supplementary Data.”
The Company has three operating and reportable segments, namely Golf Clubs, Golf Balls and Gear, Accessories and Other as of December 31, 2018. The Golf Clubs operating segment consists of Callaway Golf woods, hybrids, irons and wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets and sales of pre-owned golf clubs. At the product category level, sales of packaged sets are included within irons, and sales of pre-owned golf clubs are included in the respective woods, irons and putters product categories. The Golf Balls segment consists of Callaway Golf and Strata golf balls that are designed, manufactured and sold by the Company. The Gear, Accessories and Other operating segment consist of soft goods products, which include golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, OGIO and TravisMathew branded products, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products. Due to the recent acquisition of Jack Wolfskin in January 2019, the Company is anticipating significant growth in its soft goods business, and as such, it will be evaluating its global business platform, including its management structure, operations, supply chain and distribution, which may result in changes in the composition of its operating and reportable segments.
Products
The Company designs, manufactures and sells a full line of high quality golf equipment, including golf clubs and golf balls. The Company designs its golf products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company designs its golf products for golfers of all skill levels, both amateur and professional, and are generally designed to conform to the Rules of Golf as published by the United States Golf Association ("USGA") and the ruling authority known as The R&A. In addition, the Company designs and develops a full line of high quality Callaway branded soft goods, including golf bags, apparel, footwear and other golf accessories, as well as OGIO and TravisMathew soft goods products as described above. The Company's soft goods under the Callaway, OGIO, and TravisMathew brands are designed and developed internally.

The following table sets forth the contribution to net sales attributable to the Company's principal product groups for the periods indicated:

	Years Ended December 31,
	2018		2017		2016
	(Dollars in millions)
Woods	$304.4	24.5%	$307.9	29.4%	$216.1	24.7%
Irons	316.5	25.5%	250.6	23.9%	278.6	32.0%
Putters	96.4	7.8%	84.6	8.0%	87.7	10.1%
Golf balls	195.6	15.7%	162.5	15.5%	152.3	17.5%
Gear, accessories and other	329.9	26.5%	243.1	23.2%	136.5	15.7%
Net sales	$1,242.8	100.0%	$1,048.7	100.0%	$871.2	100.0%
For a detailed discussion regarding the changes in net sales for each product group from 2018 to 2017 and from 2017 to 2016, see below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” contained in Item 7.
The Company’s current principal products by product group are described below:
Woods. This product category includes sales of the Company’s drivers, fairway woods and hybrid products, which are sold under the Callaway Golf brand, in addition to sales of pre-owned wood products. These products are generally made of metal (either titanium or steel) or a combination of metal and a composite material. The Company’s products compete at various price levels in the woods category. The Company’s drivers, fairway woods and hybrid products are available in a variety of lofts, shafts and other specifications to accommodate the preferences and skill levels of all golfers.
Irons. This product category includes sales of the Company’s irons, wedges and packaged sets, which are sold under the Callaway Golf brand, in addition to sales of pre-owned irons products. The Company’s irons are generally made of metal (either titanium, steel or special alloy) or a composite material (a combination of metal and polymer materials). The Company’s products compete at various price levels in the irons category. The Company’s irons are available in a variety of designs, shafts and other specifications to accommodate the preferences and skill levels of all golfers.
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
Golf Balls. This product category includes sales of the Company’s golf balls, which are sold under the Callaway Golf and Strata brands. The Company’s golf balls are generally either a 2-piece golf ball (consisting of a core and cover) or a multilayer golf ball (consisting of two or more components in addition to the cover). The Company’s golf ball products include covers that incorporate a traditional dimple pattern as well as covers that incorporate innovative designs, including the Company’s proprietary HEX Aerodynamics (i.e., a lattice of tubes that form hexagons and pentagons), Hybrid Cover and Triple Track Technology, which promotes ball speed and higher spin, and Truvis balls, which have colored symmetrical patterns on the cover that improve vision of movement and depth perception. The Company’s products compete at multiple price levels in the golf ball category.
Gear, Accessories and Other. This product category includes sales of golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, OGIO branded storage gear, outerwear and accessories, TravisMathew branded apparel, footwear and accessories, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products including golf apparel and footwear, golf gloves, and practice aids.
Product Design and Development
Product design at the Company is a result of the integrated efforts of its brand management, research and development, manufacturing and sales departments, all of which work together to generate new ideas for golf equipment. The Company designs its products to be technologically advanced and has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional. The Company believes it has created a work environment in which new ideas are valued and explored. In 2018, 2017 and 2016, the Company invested $40.8 million, $36.6 million and $33.3 million, respectively, in research and development. The Company intends to continue to invest substantial amounts in its research and development activities in connection with its development of new products.
The Company has the ability to create and modify product designs by using computer aided design (“CAD”) software, finite element analysis (”FEA”) software and structural optimization techniques employing Artificial Intelligence methods. Further, the Company utilizes a variety of testing equipment and computer software, including golf robots, launch monitors, a proprietary virtual test center, a proprietary performance analysis system, an indoor test range and other methods to develop and test its products. Through the use of these technologies, the Company has been able to innovate and enhance product performance at the same time accelerating the design, development and testing of new golf clubs and golf balls.
The Company's soft goods under the Callaway, OGIO and TravisMathew brands are designed and developed internally. Design specifications are sent to contract manufacturers who source the raw materials and build the products according to the specifications.
For certain risks associated with product design and development, see below, “Risk Factors” contained in Item 1A.
Manufacturing and Distribution
The Company has its primary golf club assembly facility in Monterrey, Mexico, and maintains limited golf club assembly in its facilities in Carlsbad, California and Roanoke, Texas. The Company's golf clubs are also assembled in Tokyo, Japan, Swindon, England, Melbourne, Australia and other local markets based on regional demand for custom clubs. In addition, the Company utilizes golf club contract manufacturers in China and Vietnam.
In 2018, 2017 and 2016, most of the Company’s golf club assembly volume was made in regions outside of the United States. Overall, the golf club assembly process is fairly labor intensive, requires extensive global supply chain coordination and utilizes raw materials that are obtained from suppliers both internationally and within the United States.
The Company has a golf ball manufacturing facility in Chicopee, Massachusetts, and also utilizes golf ball contract manufacturers in Taiwan and China. In each of 2018, 2017 and 2016, approximately 60% of the golf ball unit volume was manufactured in regions outside of the United States. The overall golf ball manufacturing process utilizes raw materials that are obtained from suppliers both internationally and within the United States.
The Company utilizes third-party contract manufacturers for its Callaway, OGIO and TravisMathew soft goods products located in Vietnam, Indonesia, China, Thailand, and Peru.
The Company has its primary distribution center in Roanoke, Texas for the distribution of goods in North America, in addition to distribution centers in Huntington Beach, California, Toronto, Canada, Swindon, England and Melbourne, Australia, and third-party logistical operations in Evansville, Indiana, Tokyo, Japan, Shanghai, China, and Seoul, Korea to support the distribution needs of markets they serve.
Starting in January 2019, in connection with the completion of the Jack Wolfskin acquisition, the Company has a distribution center in Hamburg, Germany.
Raw Materials
The Company periodically contracts purchases of raw materials from domestic and international suppliers in order to meet scheduled production needs. Raw materials include steel, titanium alloys, carbon fiber and various thermoplastic and thermoset materials for the manufacturing of golf clubs, and synthetic rubber, thermoplastics, zinc stearate, zinc oxide and lime stone for the manufacturing of golf balls. For certain risks associated with golf club and golf ball manufacturing, see “Risk Factors” contained in Item 1A.
Sales and Marketing
The Company generally sells its products to retailers, directly and through its wholly-owned subsidiaries, and to third-party distributors. The Company sells pre-owned golf products through its website www.callawaygolfpreowned.com. In addition, the Company sells Callaway Golf and Odyssey products, including Toulon Design by Odyssey, as well as OGIO and TravisMathew branded soft goods products directly to consumers through its websites www.callawaygolf.com, www.odysseygolf.com, www.ogio.com and www.travismathew.com. The Company also licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on golf related accessories, including Callaway Golf golf apparel, footwear, golf gloves, prescription eyewear and practice aids as well as OGIO branded bags. In addition, the Company has TravisMathew retail locations in the United

States and retail, outlet and store-in-store locations in Japan in connection with the apparel joint venture which sells Callaway branded apparel, gear and accessories directly to consumers. The Company’s products are sold in the United States and in over 100 countries around the world. In January 2019, the Company acquired Jack Wolfskin, which sells Jack Wolfskin-branded apparel, gear and accessories through its retail locations throughout Europe and China, and through its website www.jack-wolfskin.com.
Sales in the United States
Of the Company’s total net sales, approximately 57%, 54% and 51% was derived from sales to customers within the United States in 2018, 2017 and 2016, respectively. The Company primarily sells its golf equipment and active lifestyle apparel, equipment and accessories under the Callaway, OGIO and TravisMathew brands to both on- and off-course golf retailers and sporting goods retailers who sell quality golf and lifestyle products and who can also provide a level of customer service appropriate for the sale of golf equipment. TravisMathew branded apparel and accessories are also sold at certain department stores and at its retail locations. Sales of the Company’s products in the United States are made and supported by full-time regional field representatives and in-house sales and customer service representatives. Most regions in the United States are covered by both a field representative and a dedicated in-house sales representative who work together to initiate and maintain relationships with customers through frequent telephone calls and in-person visits. The Company also sells its products through Internet retailers, and certain products to mass merchants.
In addition, the Company sells to corporate customers who want their corporate logo imprinted on certain of the Company’s golf equipment, as well as on golf bags. The Company imprints the logos on the majority of these corporate products, thereby retaining control over the quality of the process and final product. The Company also pays a commission to certain on- and off-course professionals and retailers with whom it has a relationship for corporate sales that originate through such professionals and retailers.
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
The Company maintains various sales programs, including a Preferred Retailer Program. The Preferred Retailer Program offers potential rebates and discounts for participating retailers in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training.
Sales Outside of the United States
Of the Company’s total net sales, approximately 43%, 46% and 49% were derived from sales for distribution outside of the United States in 2018, 2017 and 2016, respectively. The Company does business (either directly or through its subsidiaries and distributors) in over 100 countries around the world. The Company sells its full line of Callaway Golf and Odyssey golf equipment as well as OGIO branded products internationally. In addition, the Company sells Callaway Golf apparel, accessories and certain golf products at its retail locations in Japan through the apparel joint venture.
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
Conducting business outside of the United States subjects the Company to increased risks inherent in international business. These risks include but are not limited to foreign currency risks, increased difficulty in protecting the Company’s intellectual property rights and trade secrets, unexpected government action or changes in legal or regulatory requirements, including any incremental restrictions on imports or increased import tariffs, and social, economic or political instability. For further discussion of the risks associated with conducting business outside of the United States, see “Risk Factors” contained in Item 1A.

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
Direct to Consumer Sales
The Company offers the full line of Callaway Golf and Odyssey golf equipment products, including drivers, fairway woods, hybrids, irons, putters and golf balls, in addition to golf-related accessories, through its websites www.callawaygolf.com and www.odysseygolf.com. The Company also sells Callaway-branded apparel, gear and accessories at retail, outlet and store-in-store locations in Japan through its apparel joint venture. In addition, the Company sells the full line of OGIO-branded bags and accessories through its website at www.ogio.com, and TravisMathew-branded apparel and accessories at its retail locations throughout the United States and through its website at www.travismathew.com. In 2019, the Company's consumer-direct sales will also include Jack Wolfskin-branded apparel, gear and accessories sold through its retail locations throughout Europe and China, and through its website at www.jack-wolfskin.com.
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
Competition
The golf club markets in which the Company competes are highly competitive and are served by a number of well-established and well-financed companies with recognized brand names. With respect to drivers, fairway woods and irons, the Company’s major competitors are TaylorMade, Ping, Acushnet (Titleist brand), Puma (Cobra brand), SRI Sports Limited (Cleveland and Srixon brands), Mizuno, Bridgestone, and Parsons Xtreme Golf (PXG). For putters, the Company’s major competitors are Acushnet (Titleist brand), Ping and TaylorMade. The Company believes that it is a technological leader in every golf club market in which it competes.
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
Gear, Accessories and Other
Sales of the Company's golf gear and accessories generally follow the same seasonality as golf clubs and golf balls, and are therefore generally higher during the first half of the year when the game of golf is mostly played. Sales of lifestyle gear and apparel are generally higher in the second and third quarters during the spring/summer season. Golf apparel sales are higher in the third and fourth quarters due to a strong fall/winter season in Japan. With the recent acquisition of Jack Wolfskin in January 2019, the Company anticipates increased sales of lifestyle apparel in the third and fourth quarters related to the fall/winter season.
Environmental and Social Responsibility
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
The Company endeavors to adhere to all applicable Environmental Laws and takes action as necessary to comply with these laws. The Company maintains an environmental and safety program and employs full-time environmental, health and safety professionals at its facilities located in Carlsbad, California, Chicopee, Massachusetts and Monterrey, Mexico. The environmental and safety program includes obtaining environmental permits as required, capturing and appropriately disposing of any waste by-products, tracking hazardous waste generation and disposal, air emissions, safety situations, material safety data sheet management, storm water management and recycling, and auditing and reporting on its compliance. The Company also conducts third party Social, Safety and Environmental Responsibility Audits of its global supply chain. The audits ensure compliance with applicable Environmental Laws and that responsible manufacturing practices are maintained within the global supply chain.

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

•	Manufacturing through lean initiatives and waste minimization;

•	Product development through specification of environmentally preferred substances;

•	Logistics improvements and packaging minimization; and

•	Supply chain management through Social, Safety and Environmental Responsibility audits of suppliers.

•	Callaway participates in the UPS Smartway program, which promotes cost effective and environmentally efficient freight transportation.
Community Giving
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
Intellectual Property
The Company is the owner of approximately 3,500 U.S. and foreign trademark registrations and over 1,600 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress and other statutory and common laws. The Company’s intellectual property rights are very important to the Company, and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces its rights through litigation. Information regarding current litigation matters in connection with intellectual property is contained in Note 12 “Commitments & Contingencies—Legal Matters” in the Notes to Consolidated Financial Statements in this Form 10-K.
The Company’s patents are generally in effect for up to 20 years from the date of the filing of the patent application. The Company’s trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. For certain risks associated with intellectual property, see “Risk Factors” contained in Item 1A.
Licensing
The Company, in exchange for a royalty fee, licenses its trademarks and service marks to third parties for use on products such as golf apparel and footwear, and practice aids. With respect to its line of golf apparel, the Company has current licensing arrangements with Perry Ellis International for a complete line of men’s and women’s apparel for distribution in certain retail channels in the United States, Canada, Latin America, Europe, Middle East and Africa. With respect to OGIO-branded bags, the Company has a licensing arrangement with SanMar Corporation for OGIO products and SanMar-designed, OGIO-branded products for distribution in the corporate channel in the United States, Canada and Mexico. In addition, the Company licenses its trademark to its joint venture in Japan for a full line of Callaway Golf apparel, footwear and other select items. With respect to the footwear lines, the Company has a licensing arrangement with Klone Lab, LLC for a complete line of men’s and women’s golf footwear for distribution in certain retail channels in the United States and Canada.
In addition, the Company has also licensed its trademarks to, among others, (i) IZZO Golf for practice aids and sunglasses and (ii) Walman Optical for a line of prescription Callaway eyewear.

Employees
As of December 31, 2018 and 2017, the Company and its subsidiaries had approximately 2,400 and 2,100 full-time and part-time employees, respectively. The increase in the Company's headcount was primarily due to business growth in 2018. The Company employs temporary manufacturing workers as needed based on labor demands that fluctuate with the Company's seasonality.
The Company’s golf ball manufacturing employees in Chicopee, Massachusetts are unionized and are covered under a collective bargaining agreement, which expires on September 30, 2022. In addition, certain of the Company’s production employees in Australia and Mexico are also unionized. The Company considers its employee relations to be good.
Executive Officers of the Registrant
Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held
Oliver G. Brewer III	55	President and Chief Executive Officer, Director
Brian P. Lynch	57	Executive Vice President, Chief Financial Officer
Glenn Hickey	57	Executive Vice President, Callaway Golf
Mark F. Leposky	54	Executive Vice President, Global Operations
Richard H. Arnett	48	Executive Vice President, Global Marketing & Callaway Brands
Melody Harris-Jensbach	57	CEO, Jack Wolfskin
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
Brian P. Lynch is Executive Vice President and Chief Financial Officer of the Company and has served in such capacity since January 2019. He served as the Company’s Senior Vice President, General Counsel and Corporate Secretary commencing in June 2012 before being appointed the additional role of Interim Chief Financial Officer in April 2017 and Chief Financial Officer in July 2017. Mr. Lynch is responsible for the Company’s finance, accounting, law, information technology, corporate audit, and compliance functions. Mr. Lynch serves on the Board of Directors of the Callaway Golf Foundation. Mr. Lynch also formerly served as the Company’s Chief Ethics Officer from 2012 to 2018. Mr. Lynch first joined Callaway Golf in December 1999 as Senior Corporate Counsel and was appointed Associate General Counsel and Assistant Secretary in April 2005 and Vice President and Corporate Secretary in November 2008. Mr. Lynch received a J.D. from the University of Pittsburgh and a B.A. in Economics from Franklin and Marshall College.

Glenn Hickey is Executive Vice President, Callaway Golf and has served in such capacity since January 2019.  Mr. Hickey leads the Company’s golf business for the three primary global regions, namely the Americas, Europe, Middle East and Asia. Mr. Hickey joined Callaway Golf in 1991 and was a top-producing Inside Sales Representative for seven years prior to being promoted to Inside Sales - National Account Manager in March 1997, Regional Sales Manager - East U.S. in November 2002, Director of Special Markets in June 2006, Vice President, Special Markets and Mass Merchants in August 2008, and Senior Vice President, Americas Sales in July 2012.  Prior to joining Callaway Golf, Mr. Hickey was a bond trader for four years in the Los Angeles and New York offices of First Interstate Bank through its transition to Wedbush Securities.  He completed a Financial Analysis for Non-Financial Managers certification from the University of Chicago, Graduate School of Business.  He currently serves as a board member for the San Diego Junior Golf Association.  Mr. Hickey received a B.S. in Business Administration from San Diego State University.
Mark F. Leposky is Executive Vice President of Global Operations and has served in this capacity since January 2019. He served as Senior Vice President, Global Operations since April 2012. Mr. Leposky is responsible for all areas of the Company’s global manufacturing, program management, sourcing, logistics operations and strategy, and golf accessories. Prior to joining Callaway, Mr. Leposky served from 2005-2011 as co-founder, President and Chief Executive Officer of Gathering Storm Holding

Company, LLC/ TMAX Gear LLC (collectively, “TMAX”), which, as exclusive licensee, designed, developed, manufactured, and distributed accessory products for TaylorMade-Adidas Golf. When the license agreement was terminated in 2011, TMAX exited the business and TMAX entered into a general assignment for the benefit of creditors. Prior to that, Mr. Leposky served in various operations roles for Fisher Scientific International, TaylorMade-Adidas Golf, the Coca-Cola Company and the United Parcel Service Company. Mr. Leposky began his career serving as a U.S. Army and Army National Guard Infantry Officer (Rank Major). Mr. Leposky received an M.B.A. from the Keller Graduate School of Management and a B.S. in Industrial Technology from Southern Illinois University.
Richard H. Arnett is the Executive Vice President of Global Marketing and Callaway Brands and has served in such capacity since January 2019 with responsibility for global Marketing, OGIO, Callaway Golf Interactive, TravisMathew and Jack Wolfskin’s North America operations.  Prior to 2019 Mr. Arnett served as Senior Vice President of Global Marketing and President of OGIO which was acquired in January 2017. Since June 2012, Mr. Arnett has led the Company’s global marketing, communications and go-to-market functions, while also overseeing its category management function.  Prior to joining Callaway, Mr. Arnett served as Vice President of Global Marketing, TaylorMade, Adidas and Ashworth Golf, and prior to TaylorMade he served in a marketing leadership role at Russell Corporation.  Mr. Arnett received an M.B.A. from Duke University and a B.A. in English from Emory University.
 Melody Harris-Jensbach is Chief Executive Officer, Jack Wolfskin. Ms. Harris-Jensbach joined Jack Wolfskin as Chief Executive Officer in November 2014, and joined the Company upon its acquisition of Jack Wolfskin in January 2019.  Ms. Harris-Jensbach has more than 30 years of experience in the fashion and sportswear industry worldwide with a strong global perspective on marketplaces, products and consumer-led businesses. Prior to Jack Wolfskin, Ms. Harris-Jensbach was Chief Product and Design Officer at Esprit from January 2012 through November 2013, Vice Chairman and Chief Product Officer at Puma from January 2008 through December 2011, and Creative Director Women’s, and Global Business Manager Women’s Casual at Esprit from August 1998 through December 2007.  She previously was Chief Design Director at various international brands including Laurel in the Escada Group and Viventy by Bernd Berger.  Ms. Harris-Jensbach holds a Bachelor of Fine Arts in Fashion Design from the Parsons School of Design at The New School, in New York City.
Information with respect to the Company’s employment agreements with its Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers will be contained in the Company’s definitive Proxy Statement in connection with the 2019 Annual Meeting of Shareholders. In addition, copies of the employment agreements for all the executive officers are included as exhibits to this report.
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
The Company’s golf-related products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions and when consumers are feeling confident and prosperous. Discretionary spending is also affected by many other factors, including general business conditions, interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. Purchases of the Company’s products could decline during periods when disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. A significant or prolonged decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect consumer discretionary spending, whether in the United States or in the Company’s international markets, could result in reduced sales of the Company’s products, which in turn would have a negative impact on the Company’s results of operations, financial condition and cash flows.
A severe or prolonged economic downturn could adversely affect the Company's customers’ financial condition, their levels of business activity and their ability to pay trade obligations.
The Company primarily sells its products to retailers directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. However, a severe or prolonged downturn in the general economy could adversely affect the retail market which in turn, would negatively impact the liquidity and cash flows of the Company's customers, including the ability of such customers to obtain credit to finance purchases of the Company's products and to pay their trade obligations. This could result in increased delinquent or uncollectible accounts for some of the Company’s customers. A failure by the Company’s customers to pay on a timely basis a significant portion of outstanding account receivable balances would adversely impact the Company’s results of operations, financial condition and cash flows.
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
Gear, Accessories and Other. The Company’s accessories include golf bags, golf gloves, golf footwear, golf apparel and other items, as well as non-golf related apparel and other items under the OGIO, TravisMathew and Jack Wolfskin brand names. The Company faces significant competition in every region with respect to each of these product categories. In most cases, the Company is not the market leader with respect to its accessory markets.
The Company’s expanding apparel business, and operation of related retail locations, is subject to various risks and uncertainties, and the Company’s growth and strategic plans may not be fully realized.
The Company has been expanding its focus over the last several years to include soft goods and apparel, in addition to its core golf business, primarily through the acquisitions of OGIO and TravisMathew in 2017 and Jack Wolfskin in January 2019. Jack Wolfskin is an international, premium outdoor apparel, footwear and equipment brand, and it designs products targeted at the active outdoor and urban outdoor customer categories. The scale and global scope of the Jack Wolfskin acquisition involves various risks and uncertainties described throughout this Annual Report on Form 10-K, including in this “Risk Factors” section, as well as the following:

•	Maintaining its market share in its key markets such as Germany, Austria and Switzerland and China in the face of increasing competition and new competitors;

•	Difficulties in developing the Jack Wolfskin brand in the North American and other target markets;

•	Significant competition from existing premium outdoor apparel companies in target markets;

•	Continually changing consumer preferences; and

•	Difficulties in managing or realizing sustainable profitability from Jack Wolfskin’s large global franchise system, consisting of hundreds of franchised locations.
Additionally, as a result of the Company’s golf apparel joint venture in Japan in July 2016 and the acquisitions of TravisMathew in August 2017 and Jack Wolfskin in January 2019, the Company now maintains over 150 retail locations around the world. The Company’s retail operations are subject to various factors that pose risks and uncertainties and which could adversely impact the Company’s financial condition and operating results. Such factors include, but are not limited to, macro-economic factors that could have an adverse effect on retail activity generally; the Company’s ability to successfully manage retail operations and a disparate retail workforce across various jurisdictions; to manage costs associated with retail store operations and fluctuations in the value of retail inventory; to manage relationships with existing retail partners; and to obtain and renew leases in quality retail locations at a reasonable cost and on reasonable and customary terms.
If the Company fails to realize the expected benefits from its expansion into soft goods and apparel or is unsuccessful in its operation of its retail locations, the Company’s growth and strategic plans may not be fully realized, and its business, financial condition and results of operations could be adversely affected.
If the Company is unable to successfully manage the frequent introduction of new products that satisfy changing consumer preferences, it could significantly and adversely impact its financial performance and prospects for future growth.
The Company’s main golf equipment products, like those of its competitors, generally have life cycles of two years or less, with sales occurring at a much higher rate in the first year than in the second. Factors driving these short product life cycles include the rapid introduction of competitive products and consumer demands for the latest technology. In this marketplace, a substantial portion of the Company’s annual revenues is generated each year by products that are in their first year of their product life cycle. The Company’s expanding apparel business is also subject to similar pressures in terms of changing consumer preferences on a global level and the Company’s ability to timely introduce products that anticipate and/or satisfy such preferences.

These marketplace conditions raise a number of issues that the Company must successfully manage. For example, the Company must properly anticipate consumer preferences and design products that meet those preferences while also complying with significant restrictions imposed on golf equipment by the Rules of Golf (see further discussion of the Rules of Golf below) or its new products will not achieve sufficient market success to compensate for the usual decline in sales experienced by products already in the market. Second, the Company’s research and development and supply chain groups face constant pressures to design, develop, source and supply new products that perform better than their predecessors many of which incorporate new or otherwise untested technology, suppliers or inputs. Third, for new products to generate equivalent or greater revenues than their predecessors, they must either maintain the same or higher sales levels with the same or higher pricing, or exceed the performance of their predecessors in one or both of those areas. Fourth, the relatively short window of opportunity for launching and selling new products requires great precision in forecasting demand and assuring that supplies are ready and delivered during the critical selling periods. Finally, the rapid changeover in products creates a need to monitor and manage the closeout of older products both at retail and in the Company’s own inventory. Should the Company not successfully manage the frequent introduction of new products that satisfy consumer demand, the Company’s results of operations, financial condition and cash flows could be significantly adversely affected.
The Company’s golf club, golf ball, and gear and accessories business has a concentrated customer base. The loss of one or more of the Company’s top customers could have a significant effect on the Company’s golf club, golf ball, and gear and accessories sales.
On a consolidated basis, no single customer accounted for more than 10% of the Company’s consolidated revenues in both 2018 and 2017, and 8% in 2016. The Company's top five customers accounted for approximately 22% of the Company's consolidated revenues in each of 2018 and 2016, and 21% of the Company's consolidated revenues in 2017.
With respect to the Company's segments, the Company's top five

•	Golf Club customers accounted for approximately 25%, 20% and 26% of total consolidated Golf Club sales in 2018, 2017 and 2016, respectively;

•	Golf Ball customers accounted for approximately 29%, 30% and 28% of total consolidated Golf Ball sales in 2018, 2017 and 2016, respectively; and

•	Gear and Accessories customers accounted for approximately 19%, 15% and 18% of total consolidated Gear and Accessories sales in 2018, 2017 and 2016, respectively.
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
Terrorist activities and armed conflicts could have an adverse effect on the United States or worldwide economy and could cause decreased demand for the Company’s products as consumers’ attention and interests are diverted from golf and become focused on issues relating to these events. If such events disrupt domestic or international air, ground or sea shipments, or the operation of the Company’s manufacturing facilities, the Company’s ability to obtain the materials necessary to manufacture its products and to deliver customer orders would be harmed, which would have a significant adverse effect on the Company’s results of operations, financial condition and cash flows. Such events can also negatively impact tourism, which could adversely affect the Company’s sales to retailers at resorts and other vacation destinations. In addition, the occurrence of political instability and/or terrorist activities generally restricts travel to and from the affected areas, making it more difficult in general to manage the Company’s international operations.
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
The Company’s business is subject to seasonal fluctuations. The Company’s first-quarter sales generally represent the Company’s sell-in to the golf retail channel of its golf club products for the new golf season. The Company’s second and third-quarter sales generally represent reorder business for golf clubs. Sales of golf clubs during the second and third quarters are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of products by the Company’s competitors. Retailers are sometimes reluctant to reorder the Company’s products in significant quantities when they already have excess inventory of products of the Company or its competitors. The Company’s sales of golf balls are generally associated with the level of rounds played in the areas where the Company’s products are sold. Therefore, golf ball sales tend to be greater in the second and third quarters, when the weather is good in most of the Company’s key regions and the number of rounds played increase. Golf ball sales are also stimulated by product introductions as the retail channel takes on initial supplies. Like those of golf clubs, reorders of golf balls depend on the rate of sell-through. The Company’s golf-related sales during the fourth quarter are generally significantly less than those of the other quarters because in many of the Company’s key regions fewer people are playing golf during that time of year due to cold weather. Furthermore, the Company generally announces its new golf product line in the fourth quarter to allow retailers to plan for the new golf season. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect on sales of the Company’s current products or result in closeout sales at reduced prices.
The Company’s expanding apparel business is expected to experience stronger revenue during different times of the year than the Company’s golf-related business. The Company’s newly acquired Jack Wolfskin business focuses primarily on outerwear and consequently experiences stronger sales for such products during the cold-weather months and the corresponding prior sell-in periods.
The seasonality of the Company’s business could be exacerbated by the adverse effects of unusual or severe weather conditions as well as by severe weather conditions caused by climate change on the Company’s business.
Due to the seasonality of the Company’s business, the Company’s business can be significantly adversely affected by unusual or severe weather conditions and by severe weather conditions caused by climate change. Unfavorable weather conditions generally result in fewer golf rounds played, which generally results in reduced demand for all golf products, and in particular, golf balls. Furthermore, catastrophic storms can negatively affect golf rounds played both during the storms and afterward, as storm damaged golf courses are repaired and golfers focus on repairing the damage to their homes, businesses and communities. The Company’s apparel business may also be adversely impacted by weather conditions, such as an unusually warm or short winter period. Consequently, sustained adverse weather conditions could materially affect the Company’s sales.
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
The Company establishes relationships with professional athletes, celebrities and other endorsers in order to evaluate and promote Callaway Golf, Odyssey, OGIO and TravisMathew branded products. The Company has entered into endorsement arrangements with members of the various professional tours, including the Champions Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour and the Web.com Tour. While most endorsers fulfill their contractual obligations, some have been known to stop using a sponsor’s products despite contractual commitments. If certain of the Company’s endorsers were to stop using the Company’s products contrary to their endorsement agreements, the Company’s business could be adversely affected in a material way by the negative publicity or lack of endorsement.
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
A significant amount of the Company’s products are manufactured in Mexico, China and other regions outside of the United States. The Trump administration has called for substantial changes to U.S. trade and tax policies, which may include import restrictions, increased import tariffs and/or changes in U.S. participation in multilateral trade agreements such as the North American Free Trade Agreement (NAFTA) and any successor agreements, such as the United States-Mexico-Canada Agreement (USMCA). Restrictions on imports could prevent or make it difficult or more expensive for the Company to obtain the components needed for new products which would affect the Company’s sales. Increased tariffs would require the Company to increase its prices which likely would decrease customer demand for its products. Other countries might retaliate through the imposition of their own restrictions and or increased tariffs which would affect the Company’s ability to export products and therefore adversely affect its sales. Any significant changes in current U.S. trade, tax or other policies could have a material adverse effect upon the Company’s results of operations.
Risks Related to Operations, Manufacturing, and Technology
The Company has significant international operations and is exposed to risks associated with doing business globally.
The Company sells and distributes its products directly in many key international markets in Europe, Asia, North America and elsewhere around the world. These activities have resulted and will continue to result in investments in inventory, accounts receivable, employees, corporate infrastructure and facilities. In addition, there are a limited number of suppliers of golf club components in the United States, and the Company is dependent on suppliers and vendors located outside of the United States. The operation of foreign distribution in the Company’s international markets, as well as the management of relationships with international suppliers and vendors, will continue to require the dedication of management and other Company resources. The Company manufactures most of its products outside of the United States.
As a result of this international business, the Company is exposed to increased risks inherent in conducting business outside of the United States. These risks include the following:

•	Adverse changes in foreign currency exchange rates can have a significant effect upon the Company's results of operations, financial condition and cash flows;

•	Increased difficulty in protecting the Company’s intellectual property rights and trade secrets;

•	Unexpected government action or changes in legal or regulatory requirements;

•	Social, economic or political instability;

•	The effects of any anti-American sentiments on the Company’s brands or sales of the Company’s products;

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
Any difficulties from strategic acquisitions that the Company pursues or consummates, including its recent acquisition of Jack Wolfskin, could adversely affect its business, financial condition and results of operations.
The Company may acquire companies, businesses and products that complement or augment its existing business. For example, in January 2019, the Company completed the acquisition of Jack Wolfskin. The Company may not be able to integrate this business or any other business that it may acquire in the future successfully or operate such acquired business profitably. Integrating any newly acquired business could be expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than predicted. The diversion of management's attention and any delay or difficulties encountered in connection with any such acquisitions could result in the disruption of on-going business or inconsistencies in standards and controls that could negatively affect the Company’s ability to maintain third-party relationships. Moreover, the Company incurred substantial indebtedness to finance the Jack Wolfskin acquisition and may need to raise additional funds through public or private debt or equity financing, or issue additional shares, to acquire any future businesses or products, which may result in dilution for stockholders or the incurrence of indebtedness.
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
A significant portion of the Company’s purchases and sales is international. In 2019, more than half of the Company's sales are expected to occur outside of the United States. As a result, the Company conducts transactions in various currencies worldwide. Following the completion of the Jack Wolfskin acquisition in January 2019, the Company continues to expect its international business, and the number of transactions that it conducts in foreign currencies, to expand. Conducting business in such currencies exposes the Company to fluctuations in foreign currency exchange rates relative to the U.S. dollar.
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
The Company plans its manufacturing capacity based upon the forecasted demand for its products. Forecasting the demand for the Company's products is very difficult given the manufacturing lead time and the amount of specification involved. For example, the Company must forecast well in advance not only how many drivers it will sell, but also (1) the quantity of each driver model, (2) the quantity of the different lofts in each driver model, and (3) for each driver model and loft, the number of left handed and right handed versions. Forecasting demand for specific apparel products can also be challenging due to changing consumer preferences and competitive pressures. The nature of the Company’s business makes it difficult to adjust quickly its manufacturing capacity if actual demand for its products exceeds or is less than forecasted demand. If actual demand for its products exceeds the forecasted demand, the Company may not be able to produce sufficient quantities of new products in time to fulfill actual demand, which could limit the Company’s sales and adversely affect its financial performance. On the other hand, if actual demand is less than the forecasted demand for its products, the Company could produce excess quantities, resulting in excess inventories and related obsolescence charges that could adversely affect the Company’s financial performance.
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
The materials and components used by the Company and its suppliers involve raw materials, including synthetic rubber, thermoplastics, zinc stearate, zinc oxide and lime stone for the manufacturing of the Company’s golf balls, titanium alloys carbon fiber and steel for the assembly of the Company’s golf clubs, and various fabrics used by suppliers in the Company’s apparel business. Significant price fluctuations or shortages in such raw materials or components, including the costs to transport such materials or components, the uncertainty of currency fluctuations against the U.S. dollar, increases in labor rates, trade duties or tariffs, and/or the introduction of new and expensive raw materials, could materially adversely affect the Company’s business, financial condition and results of operations.
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
The golf club industry, in general, has been characterized by widespread imitation of popular club designs. The Company has an active program of monitoring, investigating and enforcing its proprietary rights against companies and individuals who market or manufacture counterfeits and “knockoff” products. The Company asserts its rights against infringers of its copyrights, patents, trademarks and trade dress. However, these efforts may not be successful in reducing sales of golf products by these infringers. Additionally, other golf club manufacturers may be able to produce successful golf clubs which imitate the Company’s designs without infringing any of the Company’s copyrights, patents, trademarks or trade dress. With respect to the Company’s apparel business, counterfeits are known to exist in the industry, including in the premium outdoor apparel segment within which

Jack Wolfskin operates. The failure to prevent or limit such infringers or imitators could adversely affect the Company’s reputation and sales.
The Company may become subject to intellectual property claims or lawsuits that could cause it to incur significant costs or pay significant damages or that could prohibit it from selling its products.
The Company’s competitors also seek to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for golf clubs, golf balls and other products. From time to time, third parties have claimed or may claim in the future that the Company’s products infringe upon their proprietary rights. The Company evaluates any such claims and, where appropriate, has obtained or sought to obtain licenses or other business arrangements. To date, there have been no significant interruptions in the Company’s business as a result of any claims of infringement. However, in the future, intellectual property claims could force the Company to alter its existing products or withdraw them from the market or could delay the introduction of new products.
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
Technical innovation and quality control in the design and manufacturing process is essential to the Company’s commercial success. Research and development plays a key role in the Company’s technical innovation and competitive advantage. The Company relies upon experts in various fields to develop and test cutting edge performance products. While the Company believes it is at the forefront of golf equipment innovation, if the Company fails to continue to introduce technical innovation in its products, consumer demand for its products could decline, and if the Company experiences problems with the quality of its products, the Company may incur substantial brand damage and expense to remedy the problems, any of which could materially adversely affect its business, financial condition and results of operations.
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

Any damage or significant disruption in the operation of such systems or the failure of the Company’s information systems to perform as expected would disrupt the Company’s business, which may result in decreased sales, increased overhead costs, excess inventory and product shortages and otherwise adversely affect the Company’s reputation, operations, financial performance and condition.
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
The FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Other countries in which the Company operates also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities, and others (e.g., the FCPA and the U.K. Bribery Act) extend their application to activities outside of their country of origin. The Company’s policies mandate compliance with all applicable anti-bribery laws. In certain regions of the world, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, the Company may conduct business in certain regions through intermediaries over whom the Company has less direct control, such as subcontractors, agents, and partners (such as joint venture partners). Although the Company has implemented policies, procedures, and, in certain cases, contractual arrangements designed to facilitate compliance with these anti-bribery laws, the Company’s officers, directors, employees, associates, subcontractors, agents, and partners may take actions in violation of the Company’s policies, procedures, contractual arrangements, and anti-bribery laws. Any such violation, even if prohibited by the Company’s policies, could subject the Company and such persons to criminal and/or substantial civil penalties or other sanctions, which could have a material adverse effect on the Company’s business, financial condition, cash flows, and reputation.
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
Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions in which the Company operates. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Furthermore, federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, all of which may be subject to invalidation by relevant foreign judicial bodies. Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies, including, but not limited to, the California Consumer Privacy Act (CCPA). Internationally, many jurisdictions in which the Company operates have established their own data security and privacy legal framework with which the Company or its customers must comply, including but not limited to, the European General Data Protection Regulation (GDPR), which imposes certain privacy-related obligations and potential penalties and risks upon the Company’s business. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to the Company. Any inability or perceived inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional cost and liability to the Company, damage its reputation and adversely affect its business.
Other Risks
Significant developments stemming from the U.K.’s decision to withdraw from the European Union could have a material adverse effect on the Company.
The United Kingdom has voted in favor of leaving the EU, and such withdrawal (commonly referred to as “Brexit”) is scheduled to take effect over the next year. This decision has created political and economic uncertainty, particularly in the United Kingdom and the EU, and this uncertainty may last for several years. The Company's business in the United Kingdom, the EU, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of Brexit. The pending withdrawal and its possible future consequences have caused and may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect the Company's operating results and growth prospects, or result in a further strengthening of the U.S. dollar which would also adversely affect the Company's reported operating results.
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
The Company’s primary credit facility is a senior secured asset-based revolving credit facility (as amended, the “ABL Facility”), comprised of a U.S. facility, a Canadian facility and a United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), the Company's intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Canada and the United Kingdom. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business, and increases and decreases with the changes in the Company's inventory and account receivable balances. The Company is also party to a Term Loan B facility (the “Term Loan Facility”), the proceeds of which were used to finance the Jack Wolfskin acquisition in January 2019. The Term Loan Facility is secured by certain assets of the Company and includes restrictions similar to those described below.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, dividends, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including meeting certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. If the Company experiences a decline in revenues or adjusted EBITDA, the Company may have difficulty paying interest and principal amounts due on its ABL Facility or other indebtedness and meeting certain of the financial covenants contained in the ABL Facility. If the Company is unable to make required payments under the ABL Facility, or if the Company fails to comply with the various covenants and other requirements of the ABL Facility or other indebtedness, the Company would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof. Any default under the ABL Facility or other indebtedness could have a significant adverse effect on the Company’s liquidity, business, operating results and financial condition and ability to make any dividend or other payments on the Company’s capital stock. See Note 5 “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the terms of the ABL Facility, the Term Loan Facility and the Company's Japan ABL Facility.
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for the Company’s products, foreign currency exchange rates and other risks and uncertainties applicable to the Company and its business. No assurances can be given that the Company will be able to generate sufficient operating cash flows in the future or maintain or grow its existing cash balances. If the Company is unable to generate sufficient cash flows to make its required payment obligations under the Term Loan Facility or to fund its business, the Company will need to increase its reliance on its ABL Facility for needed liquidity. If its ABL Facility is not then available or sufficient and the Company is not able to secure alternative financing arrangements, the Company’s future operations would be materially, adversely affected.
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
Increases in interest rates could increase the cost of servicing the Company’s indebtedness and have an adverse effect on the Company’s results of operations and cash flows.
The Company’s indebtedness outstanding under certain of its credit facilities, including the ABL Facility and the Term Loan Facility, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing the Company’s indebtedness and could materially reduce the Company’s profitability and cash flows. An increase in interest rates could also make it difficult for the Company to obtain financing at attractive rates, which could adversely impact the Company’s ability to execute its growth strategy or future acquisitions. Additionally, rising interest rates could have a dampening effect on overall economic activity, which could have an adverse effect on the Company’s business.
The Company’s current senior management team and other key executives are critical to the Company’s success, and the loss of, and failure to adequately replace, any such individual could significantly harm the Company’s business.
The Company’s ability to maintain its competitive position is dependent to a large degree on the efforts and skills of the senior officers of the Company. The Company’s executives are experienced and highly qualified with strong reputations in their industries, and the Company believes that its management team enables it to pursue the Company’s strategic goals. The success of the Company’s business is dependent upon the management and leadership skills of its senior management team and other key personnel. Competition for these individuals’ talents is intense, and the Company may not be able to attract and retain a sufficient number of qualified personnel in the future. The loss of one or more of these senior officers could have a material adverse effect on the Company and its ability to achieve its strategic goals.
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
Principal Corporate Offices
The Company’s principal executive offices are located in Carlsbad, California. The Company owns two buildings comprised of approximately 269,000 square feet of space that are utilized in its Carlsbad operations, which include the Company's corporate offices, research and development and pro-tour club assembly, in addition to the Company’s performance center.
The Company leases a facility in Huntington Beach, California comprised of approximately 86,000 square feet that is utilized for the operations of TravisMathew, which includes corporate offices, warehousing and distribution of apparel. The lease term for this facility expires in January 2024.

Golf Club and Golf Ball Manufacturing, Warehousing and Distribution facilities

•	The Company leases its golf ball manufacturing plant in Chicopee, Massachusetts comprised of approximately 402,000 square feet. The lease term for this facility expires in February 2028.

•	The Company leases a golf club manufacturing facility in Monterrey, Mexico comprised of approximately 180,000 square feet. The lease term for this facility expires in May 2025.

•	The Company leases a distribution center in Roanoke, Texas comprised of approximately 202,000 square feet. The lease term for this facility expires in September 2020.

•	The Company also leases a distribution center in Swindon, England comprised of approximately 101,000 square feet. The lease term for this facility expires in December 2025.
Sales Offices and Retail Stores

The Company owns and leases additional properties domestically and internationally for the sale and distribution of its products totaling approximately 366,000 square feet of space, including properties in the United States, Australia, Canada, Japan, Korea, the United Kingdom, China, and India. In addition, the Company has retail locations in the United States for the sale of its TravisMathew branded products comprised of approximately 21,000 square feet. The lease terms for these facilities expire between June 2023 and September 2028. Following the Company's acquisition of Jack Wolfskin in January 2019, the Company now has over 150 additional retail locations throughout Europe and China for the sale of its Jack Wolfskin-branded products.
Item 3.    Legal Proceedings
The information set forth in Note 12 “Commitments & Contingencies,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated herein by this reference.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its common stock is “ELY.” As of January 31, 2019, the number of holders of record of the Company’s common stock was 5,028. The following table sets forth the range of high and low per share sales prices of the Company’s common stock and per share dividends for the periods indicated.

	Year Ended December 31,
	2018			2017
Period:	High	Low	Dividend	High	Low	Dividend
First Quarter	$16.68	$13.49	$0.01	$12.00	$9.93	$0.01
Second Quarter	$20.82	$16.05	$0.01	$13.35	$10.93	$0.01
Third Quarter	$24.67	$18.41	$0.01	$14.49	$12.36	$0.01
Fourth Quarter	$24.41	$14.44	$0.01	$15.63	$13.60	$0.01
The Company intends to continue to pay quarterly dividends subject to liquidity, capital availability and quarterly determinations that cash dividends are in the best interests of its shareholders. Future dividends may be affected by, among other items, the Company’s views on potential future capital requirements, projected cash flows and needs, changes to the Company’s business model, and certain restrictions limiting dividends imposed by the ABL Facility (see Note 5 “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K).

Performance Graph
The following graph presents a comparison of the cumulative total shareholder return of the Company’s common stock since December 31, 2013 to two indices: the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 600 Smallcap Index (“S&P 600”). The S&P 500 tracks the aggregate price performance of equity securities of 500 large-cap companies that are actively traded in the United States, and is considered to be a leading indicator of U.S. equity securities. The S&P 600 is a market value-weighted index that tracks the aggregate price performance of equity securities from a broad range of small-cap stocks traded in the United States. The graph assumes an initial investment of $100 at December 31, 2013 and reinvestment of all dividends in ELY stock on the dividend payable date.

	2013	2014	2015	2016	2017	2018
Callaway Golf (NYSE: ELY)	$100.00	$91.39	$111.86	$130.20	$165.60	$181.92
S&P 500	$100.00	$111.39	$110.58	$121.13	$144.65	$135.63
S&P 600 Smallcap	$100.00	$104.44	$100.93	$125.91	$140.68	$126.96
The Callaway Golf Company cumulative total shareholder return is based upon the closing prices of Callaway Golf Company common stock on December 31, 2013, 2014, 2015, 2016, 2017 and 2018 of $8.43, $7.70, $9.42, $10.96, $13.93 and $15.30, respectively.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2014, the Company's Board of Directors authorized a $50.0 million share repurchase program (the "2014 Repurchase Program") under which the Company was authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. Through April 2018, the Company had repurchased $46.9 million of its common stock under this program. The 2014 Repurchase Program remained in effect until May 8, 2018, at which time it was canceled by the Board of Directors and replaced by a new share repurchase program with a maximum cost to the Company of $50.0 million (the "2018 Repurchase Program"), under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The repurchases are made consistent with the terms of the Company's ABL Facility which limits the amount of stock that can be repurchased. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.

The table below summarizes the Company's share repurchases during the fourth quarter of 2018.

	Three Months Ended December 31, 2018
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
	(in thousands, except per share data)
October 1, 2018—October 31, 2018	—	$—	—	$49,801
November 1, 2018—November 30, 2018	—	$—	—	$49,801
December 1, 2018—December 31, 2018	4,833	$17.13	4,833	$49,719
Total	4,833	$17.13	4,833	$49,719

During 2018, the Company repurchased approximately 1,412,000 shares of its common stock under the 2014 Repurchase Program and 2018 Repurchase Program at an average cost per share of $15.90 for a total cost of $22.5 million. Included in these amounts are $6.1 million of shares the Company withheld to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2018, the total amount remaining under the 2018 Repurchase Program was $49.7 million.
Item 6.    Selected Financial Data
The following statements of operations data and balance sheet data for the five years ended December 31, 2018 were derived from the Company’s audited consolidated financial statements. Consolidated balance sheets at December 31, 2018 and 2017 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2018 and notes thereto appear elsewhere in this report. The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information.

	Years Ended December 31,
	2018(1)	2017(2)(3)(5)	2016(4)(5)(6)	2015(7)	2014(7)
Statement of Operations Data:	(In thousands, except per share data)
Net sales	$1,242,834	$1,048,736	$871,192	$843,794	$886,945
Cost of sales	664,465	568,288	486,181	486,161	529,019
Gross profit	578,369	480,448	385,011	357,633	357,926
Selling, general and administrative expenses	409,175	365,043	307,525	297,477	295,893
Research and development expenses	40,752	36,568	33,318	33,213	31,285
Income from operations	128,442	78,837	44,168	26,943	30,748
Interest income	594	454	621	388	438
Interest expense	(5,543)	(4,365)	(2,368)	(8,733)	(9,499)
Gain on sale of investments in golf-related ventures	—	—	17,662	—	—
Other income (expense), net	7,779	(6,871)	(1,690)	1,465	(48)
Income before income taxes	131,272	68,055	58,393	20,063	21,639
Income tax (benefit) provision	26,018	26,388	(132,561)	5,495	5,631
Net income	105,254	41,667	190,954	14,568	16,008
Less: Net income attributable to non-controlling interests	514	861	1,054	—	—
Net income allocable to common shareholders	$104,740	$40,806	$189,900	$14,568	$16,008
Earnings per common share:
Basic	$1.11	$0.43	$2.02	$0.18	$0.21
Diluted	$1.08	$0.42	$1.98	$0.17	$0.20
Dividends paid per common share	$0.04	$0.04	$0.04	$0.04	$0.04

	December 31,
	2018	2017(2)(3)(5)	2016(4)(5)(6)(8)	2015(7)(8)	2014(7)
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$63,981	$85,674	$125,975	$49,801	$37,635
Working capital	$221,669	$151,610	$273,571	$212,851	$199,905
Total assets	$1,052,944	$991,157	$801,282	$631,224	$624,811
Long-term liabilities	$15,399	$17,408	$5,828	$39,643	$149,149
Total Callaway Golf Company shareholders’ equity	$724,574	$649,631	$598,906	$412,945	$291,534

(1)
In January 2019, the Company completed the acquisition of Jack Wolfskin. The Company's consolidated statement of operations includes the recognition $3.7 million in transaction costs, which was recorded in general and administrative expenses, offset by an unrealized gain of $4.4 million recorded in other income from the re-measurement of a foreign currency forward contract that was put in place to mitigate the risk of foreign currency fluctuations on the purchase price, which was denominated in Euros. In January 2019, the Company realized a $3.6 million net loss upon the settlement of this contract. For further discussion, see Note 4 "Business Combinations" in the Notes to the Consolidated Financial Statements in this Form 10-K.

(2)
In 2017, the Company completed the acquisitions of OGIO and TravisMathew. The Company's consolidated statement of operations includes the recognition of $3.1 million and $2.4 million in transaction and transition costs for OGIO and TravisMathew, respectively. The Company's consolidated balance sheet includes the addition of $66.0 million and $124.6 million in total net assets related to OGIO and TravisMathew, respectively.

(3)
In December 2017, the Tax Act was enacted into legislation, which includes a broad range of provisions affecting businesses. The Tax Act significantly revises how companies compute their U.S corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Pursuant to the Tax Act, the Company recorded net tax expense of $7.5 million, which was comprised of $11.1 million of income tax expense related to the revaluation of deferred tax assets, partially offset by a tax benefit of $3.6 million as a result of the mandatory deemed repatriation on earnings and profits of U.S.-owned foreign subsidiaries. For further discussion see Note 11 "Income Taxes" in the Notes to the Consolidated Financial Statements in this Form 10-K.

(4)
The Company's tax provision, total assets and long-term liabilities were significantly impacted in 2016 by the reversal of the Company's valuation allowance on its U.S. deferred tax assets. In the fourth quarter of 2016, the Company performed an analysis to determine the realization of its deferred tax assets and concluded that it was more likely than not that the majority of its U.S. deferred tax assets will be realized, which resulted in a one-time, non-cash benefit of $156.6 million related to the reversal of the Company's valuation allowance on its U.S. deferred tax assets. This reversal was partially offset by the recognition of $16.0 million in income taxes that were retroactive for all of 2016 on the Company's U.S. business. For further discussion see Note 11 "Income Taxes" in the Notes to the Consolidated Financial Statements in this Form 10-K.

(5)
In July 2016, the Company contributed $10.6 million, primarily in cash, for a 52% ownership of the new joint venture, Callaway Apparel K.K. (see Note 9 "Joint Venture" in the Notes to the Consolidated Financial Statements in this Form 10-K). The Company recognized a non-controlling interest of $9.7 million at December 31, 2018 and 2017 in its consolidated balance sheets and consolidated statements of shareholders' equity.

(6)
In April 2016, the Company sold approximately 10.0% or $5.8 million (on a cost basis) of its preferred shares in Topgolf for $23.4 million, and recognized a gain of approximately $17.7 million in other income (expense) during the second quarter of 2016. See Note 8 "Investments" in the Notes to the Consolidated Financial Statements in this Form 10-K.

(7)
In August 2012, the Company issued $112.5 million of 3.75% Convertible Senior Notes (the “convertible notes”) in exchange for cash and 0.6 million shares of the Company’s then-outstanding 7.50% Series B Cumulative Perpetual Convertible Preferred Stock in separate, privately negotiated exchange transactions. During the second half of 2015, the convertible notes were eliminated pursuant to certain exchange transactions and shareholder conversions, which resulted, among other things, in the issuance of approximately 15.0 million shares of common stock to the note holders (see Note 5 “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K). In connection with the elimination of the convertible notes and the issuance of the 15.0 million shares of common stock, the Company recorded $109.0 million in shareholders' equity as of December 31, 2015, net of the outstanding discount of $3.4 million. The Company recognized interest expense of $3.2 million and $5.0 million for the years ended December 31, 2015 and 2014, respectively.

(8)
In December 2015, the Company early adopted Accounting Standards Update No 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." This update eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet, and instead classify all deferred tax assets and liabilities as noncurrent. The adoption of this update was made on a prospective basis as of December 31, 2015, and therefore working capital and long-term liabilities in 2015 as well as 2016 are not comparable to prior periods presented.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the section “Important Notice to Investors Regarding Forward-Looking Statements” that appear elsewhere in this report.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, shareholders’ equity, sales and expenses, as well as related disclosures of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an ongoing basis, the Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business and new information as it becomes available.
Management believes the critical accounting policies discussed below affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements. For a complete discussion of all of the Company’s significant accounting policies, see Note 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Form 10-K.
Revenue Recognition
As of January 1, 2018, the Company accounts for revenue recognition in accordance with Accounting Standards Codification (“ASC”) Topic 606, "Revenue from Contracts with Customers." The adoption of this new standard left the way in which the Company recognizes revenue largely unchanged, except for the timing of when sales program incentives are recognized as a reduction to revenue, which occurs at the time of the sale as opposed to when the programs are approved and announced. See further discussion below and Note 2 "Summary of Significant Accounting Policies" and Note 3 “Revenue Recognition” in the Notes to Consolidated Financial Statements in this Form 10-K.
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
The Company’s primary sales program, the “Preferred Retailer Program,” offers potential rebates and discounts, for participating retailers in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training. Under this program, qualifying retailers can earn either discounts or rebates based upon the amount of product purchased. Discounts are applied and recorded at the time of sale. For rebates, the Company estimates the amount of variable consideration related to the rebate at the time of sale based on the customer’s estimated qualifying current year product purchases. The estimate is based on the historical level of purchases, adjusted for any factors expected to affect the current year purchase levels. The estimated year-end rebate is adjusted quarterly based on actual purchase levels, as necessary. The Preferred Retailer Program is generally short-term in nature and the actual amount of rebate to be paid under this program is known as of the end of the year and paid to customers shortly after year-end. Historically, the Company's actual amount of variable consideration related to its Preferred Retailer Program has not been materially different from its estimates.

The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout a product's life cycle of approximately two years, and price concessions or price reductions are generally offered at the end of a product's life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to net sales using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates, and adjusts the rate as deemed necessary in order to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate during the twelve months ended December 31, 2018, and the Company's actual amount of variable consideration related to these sales programs has historically not been materially different from its estimates. However, if the actual variable consideration is significantly different than the accrued estimates, the Company may be exposed to adjustments to revenue that could be material. Assuming there had been a 10% increase over the accrued estimated variable consideration for 2018 sales program incentives, pre-tax income for the year ended December 31, 2018 would have decreased by approximately $2.0 million.
The Company records an estimate for anticipated returns as a reduction of sales and cost of sales, and accounts receivable in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also offers its customers sales programs that allow for specific returns. The Company records a return liability for anticipated returns related to these sales programs at the time of the sale based on the terms of the sales program. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance for sales returns. However, if the actual costs of sales returns are significantly different than the recorded estimated allowance, the Company may be exposed to losses or gains that could be material. Assuming there had been a 10% increase over the recorded estimated allowance for 2018 sales returns, pre-tax income for the year ended December 31, 2018 would have decreased by approximately $2.5 million.
Allowance for Doubtful Accounts
The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. If the actual uncollected amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly adversely affected. Assuming there had been a 10% increase in uncollectible accounts over the 2018 recorded estimated allowance for doubtful accounts, pre-tax income for the year ended December 31, 2018 would have decreased by approximately $0.6 million.
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
The calculation of the Company’s allowance for obsolete or unmarketable inventory requires management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand and pricing, regulatory (USGA and R&A) rule changes, the promotional environment and technological obsolescence. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance. However, if estimates regarding consumer demand are inaccurate or change, the Company may need to increase its inventory allowance, which could significantly adversely affect the Company’s operating results. Assuming there had been a 10% increase in obsolete or unmarketable inventory over the 2018 recorded estimated allowance for obsolete or unmarketable inventory, pre-tax income for the year ended December 31, 2018 would have decreased by approximately $1.5 million.
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
The Company uses its best judgment based on current facts and circumstances related to its business when making these estimates. However, if actual results are not consistent with the Company’s estimates and assumptions used in calculating future cash flows and asset fair values, the Company may be exposed to losses that could be material. The Company completed its annual impairment test and fair value analysis of goodwill and other indefinite-lived intangible assets as of December 31, 2018, and the estimated fair values of the Company’s reporting units, as well as the estimated fair values of certain trade names and trademarks, significantly exceeded their carrying values. As a result, no impairment was recorded as of December 31, 2018.
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
Historically, the Company’s actual warranty claims have not been materially different from management’s original estimated warranty obligation. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the warranty obligation. However, if the number of actual warranty claims or the cost of satisfying warranty claims were to significantly exceed the estimated warranty reserve, the Company may be exposed to losses that could be material. Assuming there had been a 10% increase in warranty claims over the 2018 recorded estimated allowance for warranty obligations, pre-tax income for the year ended December 31, 2018 would have decreased by approximately $0.8 million.
Income Taxes
Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to ASC Topic 740 and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. In accordance with the applicable accounting rules, the Company maintains a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions. For further information, see Note 11 “Income Taxes.”
Pursuant to ASC Topic 740-25-6, the Company is required to accrue for the estimated additional amount of taxes for uncertain tax positions if it is deemed to be more likely than not that the Company would be required to pay such additional taxes. The Company is required to file federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company accrues an amount for its estimate of additional tax liability, including interest and penalties in income tax expense, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available. Historically, additional taxes paid as a result of the resolution of the Company’s uncertain tax positions have not been materially different from the Company’s expectations. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For further information, see Note 11 “Income Taxes.”
In December 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Shortly after the Tax Act was enacted, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. The measurement period began in the reporting period that includes the Tax Act’s enactment date and ended when the Company obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740. The Company provided a reasonable estimate for the impact of the Tax Act for the year ended December 31, 2017. The measurement period ended on December 22, 2018 and the Company recorded additional expense of $0.9 million related to the transition tax. No other significant adjustments were made relating to the Act. Additionally, the Company has elected to treat global intangible low taxed income (GILTI) as a period cost and will expense GILTI in the period it is incurred. For further information, see Note 11 “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.
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
The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options and stock appreciation rights (“SARs”) at the date of grant. As of December 31, 2018, all stock options were fully vested and all SARs were fully settled. The Company did not grant stock options or SARs in the years ended December 31, 2018, 2017 or 2016.
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
Derivatives and Hedging
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
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with GAAP, the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. This non-GAAP information includes certain of the Company’s financial results on a constant currency basis for the comparative years ended December 31, 2018 and 2017. This constant currency information estimates what the Company’s financial results would have been without changes in foreign currency exchange rates. This information is calculated by taking the local currency results for 2018 and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. It does not include any other effect of changes in foreign currency rates on the Company's results or business. In addition, this non-GAAP information includes certain of the Company's financial results without transaction costs and transition costs associated with the Jack Wolfskin acquisition for the year ended December 31, 2018, transaction and transition costs associated with the OGIO and TravisMathew acquisitions as well as the impact of the new tax legislation for the year ended December 31, 2017, and it excludes the effects of the reversal of the deferred tax valuation allowance and the gain on the sale of a portion of the Company's Topgolf investment for the year ended December 31, 2016.
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
Results of Operations
Overview of Business, Seasonality and Foreign Currency
Business and Products
The Company designs, manufactures and sells a full line of high quality golf equipment, including golf clubs and golf balls. The Company designs its golf products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company designs its golf products for golfers of all skill levels, both amateur and professional. In addition, the Company designs and develops a full line of high quality golf soft goods, including golf bags, apparel, footwear and other golf accessories. In 2017, the Company expanded its soft goods lines with the acquisitions of OGIO and TravisMathew. Under the OGIO brand the Company offers a full line of premium storage gear for sport and personal use, a line of performance outerwear for men, and golf and apparel accessories. TravisMathew offers a full line of premium golf and lifestyle apparel as well as footwear and accessories. In January 2019, the Company completed the acquisition of JW Stargazer Holding GmbH, the owner of the international, premium outdoor apparel, footwear and equipment brand, Jack Wolfskin. The Company expects this acquisition to further enhance the Company's lifestyle category and provide a platform for future growth in the active outdoor and urban outdoor categories. The Company's soft goods under the Callaway, OGIO, TravisMathew and Jack Wolfskin brands are designed and developed internally.
Operating and Reportable Segments
As of December 31, 2018, the Company has three operating and reportable segments, namely Golf Clubs, Golf Balls and Gear, Accessories and Other. The Golf Clubs operating segment consists of Callaway Golf woods, hybrids, irons and wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets and sales of pre-owned golf clubs. At the product category level, sales of packaged sets are included within irons, and sales of pre-owned golf clubs are included in the respective woods, irons and putters product categories. The Golf Balls operating segment consists of Callaway Golf and Strata golf balls that are designed, manufactured and sold by the Company. The Gear, Accessories and Other operating segment consists of soft goods products, which include golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, OGIO and TravisMathew branded products, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products. Due to the recent acquisition of Jack Wolfskin in January 2019, the Company is anticipating significant growth in its soft goods business, and as such, it will be evaluating its global business platform, including its management structure, operations, supply chain and distribution, which may result in changes in the composition of its operating and reportable segments.
As discussed in Note 18 “Segment Information” in the Notes to Consolidated Financial Statements in this Form 10-K, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.
Cost of Sales
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. As a result of the actions taken to improve manufacturing efficiencies, over 85% of the Company's manufacturing costs, primarily material and component costs, are variable in nature and fluctuate with sales volumes. With respect to the Company's operating segments, variable costs as a percentage of cost of sales range between 85% to 95% for Golf Clubs and 75% to 85% for Golf Balls. Variable costs for Gear, Accessories and Other are generally greater than 95% as fewer fixed costs are used in the manufacturing of the Company's soft goods products. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Years Ended December 31, 2018 and 2017—Segment Profitability" and "Years Ended December 31, 2017 and 2016—Segment Profitability" below for further discussion of gross margins.
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

Gear, Accessories and Other
Sales of the Company's golf gear and accessories generally follow the same seasonality as golf clubs and golf balls, and are therefore generally higher during the first half of the year when the game of golf is mostly played. Golf apparel sales are higher in the third and fourth quarters due to a strong fall/winter season in Japan. Sales of lifestyle gear and apparel are generally higher in the second and third quarters during the spring/summer season. With the recent acquisition of Jack Wolfskin in January 2019, the Company anticipates increased sales of lifestyle outdoor apparel in the third and fourth quarters related to the fall/winter season.
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
Executive Summary
In comparing the Company’s results for the twelve months ended December 31, 2018 to the same period in 2017, the following factors affect the year-over-year comparisons:

•	The product launch cadence in 2018 was heavily loaded toward the first half of the year compared to 2017, which affects quarterly comparisons.

•	The Company’s results of operations for 2018 include a full year of the results of operations from the TravisMathew apparel business, which was acquired in August 2017.

•
The Company’s operating expenses for 2018 include transaction and transition expenses related to the Jack Wolfskin acquisition completed in January 2019 of $3.7 million, and other income includes a $4.4 million gain from the re-measurement of a foreign currency forward contract that was put in place to mitigate the risk of foreign currency fluctuations on the purchase price, which was denominated in Euros. By comparison, 2017 includes transaction and transition expenses of $2.6 million and $8.8 million, respectively, related to the OGIO and TravisMathew acquisitions completed in January 2017 and August 2017, respectively.

•	The U.S. corporate income tax rate was reduced from 35% to 21% for tax years beginning after December 31, 2017 due to the Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017.
Due to the strength of the Company's 2018 product line led by increases in irons, putters and golf balls, as well as in gear, accessories and other largely due to the addition of the TravisMathew business in August 2017, the Company's net sales increased 18.5% to $1.2 billion in 2018, a record high, compared to $1.0 billion in 2017. The Company's net sales in 2018 also benefited from improved industry and macroeconomic conditions, including favorable changes in foreign currency exchange rates, which positively impact net sales by $14.2 million in 2018 compared to 2017.
The Company’s gross margin in 2018 improved 70 basis points to 46.5% compared to 45.8% in 2017. This increase was primarily due to an increase in average selling prices and a favorable shift in product mix, including the addition of the TravisMathew business, which is accretive to the Company's gross margins, partially offset by an increase in cost due to the technology incorporated into current year products.
Operating expenses increased $48.3 million or 12.0% in 2018 compared to 2017, primarily due to incremental expenses from the TravisMathew business, an increase in employee costs resulting from increased headcount and inflationary pressures, higher variable expenses due to the increase in net sales as well as increased investments in the business to sustain the Company's growth, including investments in R&D, marketing and tour, and in the OGIO and TravisMathew businesses.
The provision for income taxes decreased $0.4 million to $26.0 million in 2018 compared to 2017, despite an increase of $63.2 million in pre-tax income to $131.3 million in 2018 compared to 2017. The decrease in the provision resulted primarily from a decrease in the Company’s income tax rate to 19.8% in 2018 compared to 38.8% in 2017, due to the reduction of the U.S. corporate income tax rate as a result of the 2017 Tax Act, combined with an increase in R&D tax credits in 2018.

Diluted earnings per share increased to $1.08 in 2018 compared to $0.42 in 2017. The increased earnings in 2018 reflect the increased sales in the core business, the addition of TravisMathew business, improved gross margins and a lower tax rate due to the 2017 Tax Act.
Years Ended December 31, 2018 and 2017
Net sales for the year ended December 31, 2018 increased $194.1 million (18.5%) to $1,242.8 million compared to $1,048.7 million for the year ended December 31, 2017. This improvement was driven by an increase in net sales in all operating segments and across all major geographical regions primarily due to continued brand momentum and the strength of the Company's 2018 product line, improved industry and macroeconomic conditions, as well as incremental apparel sales due to the TravisMathew acquisition completed in August 2017. In addition, net sales were favorably impacted by a decrease in sales promotions and incentives in 2018 compared to 2017. Fluctuations in foreign currencies had a favorable impact on net sales of $14.2 million.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Years Ended December 31,		Growth
	2018	2017	Dollars	Percent
Net sales:
Golf Clubs	$717.3	$643.1	$74.2	11.5%
Golf Balls	195.6	162.5	33.1	20.4%
Gear, Accessories and Other	329.9	243.1	86.8	35.7%
	$1,242.8	$1,048.7	$194.1	18.5%
For further discussion of each operating segment’s results, see "Operating Segment Results for the Years Ended December 31, 2018 and 2017" below.
Net sales information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth		Constant Currency Growth vs. 2017
	2018	2017(1)	Dollars	Percent	Percent
Net sales:
United States	$706.3	$564.6	$141.7	25.1%	25.1%
Europe	149.6	140.9	8.7	6.2%	1.1%
Japan	223.7	199.4	24.3	12.2%	10.0%
Rest of Asia	92.0	76.5	15.5	20.3%	16.9%
Other foreign countries	71.2	67.3	3.9	5.8%	5.5%
	$1,242.8	$1,048.7	$194.1	18.5%	17.2%

(1) Prior period amounts have been reclassified to conform to the current year presentation of regional sales related to OGIO-branded products.
Net sales in the United States increased $141.7 million (25.1%) to $706.3 million during 2018 compared to $564.6 million in 2017. Net sales in regions outside of the United States increased $52.4 million (10.8%) to $536.5 million in 2018 compared to $484.1 million in 2017. Fluctuations in foreign currencies had a favorable impact on international net sales of $14.2 million in 2018 relative to the prior year. The increase in net sales across all major regions reflects increases in all operating segments compared to 2017 primarily as a result of the success of the 2018 product line. In addition, the increase in net sales by region includes the following:

•
In the United States, the increase reflects stronger market conditions as well as $60.6 million in incremental apparel sales resulting from the TravisMathew acquisition that was completed in August 2017.

•
In Japan, the increase reflects the successful launch of region-specific iron models in 2018, in addition to an increase in apparel sales due to the opening of new retail and outlet locations in 2018 under the apparel joint venture.

•	The increase in Rest of Asia was primarily driven by a 22% increase in sales in Korea year over year due to continued brand strength.

•
The increase in Europe was primarily due to the favorable impact of foreign currency changes combined with a slight increase in net sales year over year. Net sales were adversely affected in 2018 due to poor weather conditions which resulted in a slow start to the golf season.

Gross profit increased $98.0 million to $578.4 million in 2018 from $480.4 million in 2017. Gross profit as a percent of net sales ("gross margin") increased 70 basis points to 46.5% in 2018 from 45.8% in 2017. The increase in gross margin was primarily due an increase of 300 basis points in price and product mix partially offset by a 250 basis point increase in cost. The increase in price and product mix was primarily due to higher priced and higher margin products in the woods and golf ball product categories, combined with incremental sales of TravisMathew apparel, which was accretive to the Company's overall gross margin. The increase in cost was driven by higher priced materials and technology incorporated into current year products combined with increased manufacturing costs associated with the technology incorporated into current year golf ball products. For a further discussion of gross margin, see "Segment Profitability" below.
Selling expenses increased by $37.8 million to $308.7 million (24.8% of net sales) in 2018 compared to $270.9 million (25.8% of net sales) in 2017. This increase reflects $14.4 million of incremental costs resulting from the addition of the TravisMathew business, in addition to increases of $12.2 million in marketing and tour expenses and $6.2 million in employee costs, as well as an increase in variable expenses due to higher net sales period over period.
General and administrative expenses increased by $6.3 million to $100.5 million (8.1% of net sales) in 2018 compared to $94.2 million (9.0% of net sales) in 2017. This increase was primarily due to $6.4 million of incremental costs in 2018 resulting from the addition of the TravisMathew business, a $2.8 million increase in legal and professional fees, and a $2.0 million increase in bad debt expense, partially offset by a $5.2 million decrease in transaction and transition costs associated with the acquisitions of TravisMathew and OGIO in 2017 compared to the pre-acquisition costs incurred in 2018 in connection with the Jack Wolfskin acquisition completed in January 2019.
Research and development expenses increased by $4.2 million to $40.8 million (3.3% of net sales) in 2018 compared to $36.6 million (3.5% of net sales) in 2017, primarily due to an increase in employee costs.
Interest expense increased by $1.1 million to $5.5 million in 2018 compared to $4.4 million in 2017 primarily due to an increase in average outstanding borrowings under the Company's credit facilities at higher interest rates period over period as a result of the TravisMathew acquisition, combined with the interest paid on the Company's long-term equipment note (see Note 5 "Financing Arrangements" to the Notes to Consolidated Financial Statements in this Form 10-K).
Other income (expense), net increased by $14.7 million to other income of $7.8 million in 2018 compared to other expense of $6.9 million in 2017. This improvement was due to a $14.1 million increase in net foreign currency gains primarily from foreign currency forward contracts not designated as hedging instruments, which includes an unrealized gain of $4.4 million recorded in 2018 from the re-measurement of a foreign currency forward contract that was put in place to mitigate the risk of foreign currency fluctuations on the acquisition of Jack Wolfskin, which was denominated in Euros.
The Company recorded an income tax provision of $26.0 million in 2018, compared to $26.4 million in 2017. As a percentage of pre-tax income, the Company’s income tax rate declined to 19.8% in 2018 compared to 38.7% in 2017. This decline was primarily due to the Tax Act enacted in December 2017, which reduced the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, combined with an increase in R&D tax credits in 2018. For further discussion, see Note 11 "Income Taxes" to the Notes to Consolidated Financial Statements in this Form 10-K.
Net income in 2018 increased 151.1% to $104.7 million compared to $41.7 million in 2017. Diluted earnings per share increased to $1.08 on 97.2 million diluted shares outstanding in 2018 compared to $0.42 on 96.6 million diluted shares outstanding in 2017. On a non-GAAP basis, excluding pre-acquisition transaction costs as well as certain hedging gains associated with the purchase price of Jack Wolfskin, which netted to $0.6 million in 2018, and excluding after-tax acquisition costs of $7.1 million and the net impact of the new tax legislation of $3.4 million in 2017, the Company's net income and diluted earnings per share for 2018 would have been $104.1 million and $1.07 per share, respectively, compared to $51.3 million or $0.53 per share in 2017.

The table below presents a reconciliation of the Company's results under GAAP for the year ended December 31, 2018 and 2017 to the Company's non-GAAP results as defined above for the same periods (in millions).

	Year Ended December 31, 2018			Year Ended December 31, 2017
	As Reported	Acquisition Costs, net(1)	Non-GAAP	As Reported	Acquisition Costs(2)	Non-Cash Tax Adjustment(3)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	$104.7	$0.6	$104.1	$40.8	$(7.1)	$(3.4)	$51.3

Diluted earnings (loss) per share	$1.08	$0.01	$1.07	$0.42	$(0.07)	$(0.04)	$0.53
Weighted-average shares outstanding	97.2	97.2	97.2	96.6	96.6	96.6	96.6

(1)
Represents net transaction costs associated with the acquisition of Jack Wolfskin completed in January 2019, which were more than offset by a net gain recognized from the re-measurement of a foreign currency forward contract in connection with the transaction.

(2)
Represents transaction and transition costs associated with the acquisition of OGIO in January 2017 and transaction costs associated with the acquisition of TravisMathew in August 2017. The income tax benefit of $3.6 million associated with these costs was based on the Company's statutory tax rate for 2017.

(3)
Represents the impact of the Tax Act as discussed above, which resulted in $7.5 million of income tax expense, offset by a non-recurring, non-cash $4.1 million tax benefit related to taxes on intercompany transactions, resulting from the 2016 release of the valuation allowance against the Company’s U.S. deferred tax assets.

Operating Segment Results for the Years Ended December 31, 2018 and 2017
Golf Clubs
Golf Club sales increased $74.2 million (11.5%) to $717.3 million in 2018 compared to $643.1 million in 2017. This increase was primarily due to the strength of the 2018 product line combined with improved market conditions. Additionally, in 2018, net sales were favorably impacted by a decline in the amount of variable consideration recognized for sales promotions and incentives under the new revenue recognition rules in 2018 compared to 2017. Net sales for 2018 reflect $9.7 million of favorable foreign currency fluctuations.
Net sales information for the Golf Clubs segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2018	2017	Dollars	Percent
Net sales:
Woods	$304.4	$307.9	$(3.5)	(1.1)%
Irons	316.5	250.6	65.9	26.3%
Putters	96.4	84.6	11.8	13.9%
	$717.3	$643.1	$74.2	11.5%
Net sales of woods decreased $3.5 million (1.1%) to $304.4 million in 2018 compared to 2017 primarily due to a 4.2% decrease in sales volume, partially offset by a 3.2% increase in average selling prices. The decrease in sales volume was primarily due a small decline in market share combined with a decrease in sales of closeout products year-over year. The increase in average selling prices was primarily due to an increase in launch prices for fairway woods and hybrid products launched in 2018 compared to the products launched in 2017, combined with a decline in sales of closeout products year over year.
Net sales of irons increased $65.9 million (26.3%) to $316.5 million in 2018 compared to 2017, primarily due to increases of 19.0% in sales volume and 6.1% in average selling prices. The increase in sales volume was due to the success of the Rogue line of irons in 2018 relative to the Epic line of irons in 2017 and the Mack Daddy 4 wedges which were launched in the fourth quarter of 2017. The increase in average selling prices resulted from higher average selling prices on the Rogue line of irons in 2018 relative to the Steelhead line of irons sold in 2017.

Net sales of putters increased $11.8 million (13.9%) to $96.4 million in 2018 compared to 2017, due to an increase of 13.8% in average selling prices resulting primarily from the 2018 launch of the Odyssey EXO putters, as well as the continued success of the Odyssey Works Red and Black putter models launched in 2017.
Golf Balls
Net sales information for the Golf Balls segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2018	2017	Dollars	Percent
Net sales:
Golf Balls	$195.6	$162.5	$33.1	20.4%
Net sales of Golf Balls increased $33.1 million (20.4%) to $195.6 million for in 2018 compared to 2017, primarily due to increases of 11.6% in average selling prices and 7.8% in sales volume. These increases were primarily due to an overall increase in market share resulting from the successful launch of the 2018 Chrome Soft and Superhot 18 lines of golf balls at higher average selling prices compared to the Chrome Soft and Superhot models launched in the prior year, combined with the continued success of the Supersoft 17 line of golf balls.
Gear, Accessories and Other
Net sales information for the Gear, Accessories and Other segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2018	2017	Dollars	Percent
Net sales:
Gear, Accessories and Other	$329.9	$243.1	$86.8	35.7%
Net sales of Gear, Accessories and Other increased $86.8 million (35.7%) to $329.9 million in 2018 compared to 2017. This increase was primarily due to incremental sales of $60.6 million for TravisMathew apparel as a result of the acquisition completed in August 2017, in addition to increased sales of accessories, golf bags and OGIO travel gear.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2018	2017	Dollars	Percent
Income before income taxes:
Golf Clubs	$104.2	$77.0	$27.2	35.3%
Golf Balls	27.9	26.9	1.0	3.7%
Gear, Accessories and Other	56.6	30.6	26.0	85.0%
Reconciling items(1)	(57.4)	(66.4)	9.0	(13.6)%
	$131.3	$68.1	$63.2	92.8%

(1)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability.
Pre-tax income in the Company’s Golf Clubs operating segment improved to $104.2 million in 2018 from $77.0 million in 2017, primarily due to a $36.0 million increase in gross profit resulting from a $74.2 million increase in net sales as discussed above, partially offset by a $8.8 million increase in operating expenses. Gross margins remained relatively flat year over year. The increase in operating expenses was primarily due to increases in marketing, tour expense and employee costs, in addition to an increase in variable selling expenses due to higher sales year over year.

Pre-tax income in the Company’s Golf Balls operating segment improved to $27.9 million in 2018 from $26.9 million in 2017. This increase was primarily due to an $11.3 million increase in gross profit resulting from a $33.1 million increase in net sales as discussed above, partially offset by a $10.2 million increase in operating expenses primarily due to an increase in variable expenses resulting from higher sales year over year. Gross margin decreased 190 basis points in 2018 compared to 2017 as a result of the technology incorporated into golf ball models launched in 2018 compared to models launched in 2017, combined with higher manufacturing costs associated with the complexity of managing production while incorporating major capital improvements.
Pre-tax income in the Company's Gear, Accessories and Other operating segment increased to $56.6 million in 2018 from $30.6 million in 2017. This increase was primarily due to an increase in operating income for TravisMathew due to incremental sales and expenses as a result of the acquisition completed in August 2017, in addition to an increase in operating income for OGIO due to the improved financial performance of the brand period over period.
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
Interest expense increased by $2.0 million to $4.4 million in 2017 compared to $2.4 million in 2016 primarily due to the refinancing of the Company's ABL Credit Facility during the fourth quarter of 2017 (see Note 5. Financing Arrangements to the Notes to Consolidated Financial Statements in this Form 10-K).
During 2016, the Company sold approximately 10.0% of its preferred shares in Topgolf for $23.4 million and recognized a $17.7 million gain in other income. See Note 7 “Investments” to the Notes to Consolidated Financial Statements in this Form 10-K.
Other expense, net increased by $5.2 million to $6.9 million in 2017 compared to $1.7 million in 2016 primarily due to an increase in net foreign currency losses from foreign currency forward contracts not designated as hedging instruments.
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
As of December 31, 2017, the Company recorded income tax expense of $7.5 million as a result of the Tax Act, which was comprised of $11.1 million of income tax expense as a result of the re-measurement of deferred tax assets and liabilities at the new lower statutory tax rate of 21%, partially offset by a net tax benefit of $3.6 million as a result of the mandatory deemed repatriation on earnings and profits of U.S.-owned foreign subsidiaries, which generated foreign tax credits in excess of the tax expense recognized on the deemed repatriation. The Company elected to record the mandatory repatriation and re-measurement of deferred taxes as a provisional amount for the year ended December 31, 2017, which the Company believed was then a reasonable estimate in accordance with the Tax Act. Due to the complexity and considerable amount of changes in tax law, the Company monitored its estimates and further refined its tax calculations during the measurement period, as necessary, as changes to interpretations and further guidance around the newly enacted provisions were issued by the Internal Revenue Service. For further discussion, see Note 10 "Income Taxes" to the Notes to Consolidated Financial Statements in this Form 10-K.
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
Golf club sales increased $60.7 million (10.4%) to $643.1 million in 2017 compared to $582.4 million in 2016. This increase was primarily due to the success of the current year Epic line of drivers and fairway woods, offset by a decrease in net sales of irons and putters due to the timing of product launches.
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

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items in 2017 compared to 2016 was primarily due to $11.3 million in one-time transaction and transitional costs associated with the acquisitions of OGIO in January 2017 and TravisMathew in August 2017, a $17.7 million gain recognized in the second quarter of 2016 in connection with the sale of approximately 10.0% of the Company's investment in Topgolf, in addition to increases in employee costs, professional fees and legal expenses. For further discussion, see Note 8 “Investments” in the Notes to Consolidated Financial Statements in this Form 10-K.

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
Financial Condition
The Company’s cash and cash equivalents decreased $21.7 million to $64.0 million at December 31, 2018, from $85.7 million at December 31, 2017 as the Company used a significant amount of its cash in 2018 to repay its asset-based credit facilities. The Company's outstanding balance under its asset-based credit facilities declined $47.5 million to $40.3 million from $87.8 million at December 31, 2017. As such, the Company's net cash position (cash less amounts outstanding under its asset-based credit facilities) improved $25.8 million at December 31, 2018 compared to December 31, 2017.
Cash generated from operating activities decreased to $92.3 million during 2018 compared to $117.7 million during 2017 primarily due to the timing of inventory purchases and cash collections on accounts receivable year over year. During 2018, the Company used its cash and cash equivalents and cash from its operating activities to repay $49.6 million in borrowings under its credit facilities and long-term debt, fund $36.8 million in capital expenditures and repurchase $22.5 million in shares of its common stock. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its current and future credit facilities, as deemed necessary (see Note 5 "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K for further information on the ABL Facility).
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of December 31, 2018, the Company’s net accounts receivable decreased to $71.4 million from $94.7 million as of December 31, 2017. This $23.3 million decrease reflects the decrease in net sales during the fourth quarter year over year and an improvement in cash collections.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s inventories increased to $338.1 million as of December 31, 2018 from $262.5 million as of December 31, 2017. This $75.6 million increase was primarily attributable to the increase in the size of the Company's business and timing of inventory purchases related to products launched period over period, combined with an increase in in-transit inventory. Inventories as a percentage of trailing 12 months net sales increased to 27.2% as of December 31, 2018 compared to 25.0% as of December 31, 2017.
Liquidity and Capital Resources
The information set forth in Note 5 “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K, is incorporated herein by this reference.
Liquidity
The Company’s principal sources of liquidity consist of its existing cash balances, funds expected to be generated from operations and its credit facilities. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations in 2019, and current and projected availability under its current or future credit facilities, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, debt repayments and contractual obligations and commercial commitments for at least the next 12 months from the issuance of this Form 10-K.
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
The Company has a senior secured asset-based revolving credit facility (the Third Amended and Restated Loan and Security Agreement) (the “ABL Facility”) of up to $330.0 million with Bank of America N.A. and other lenders (the "ABL Lenders") that is secured by certain assets, including cash (to the extent pledged by the Company), the Company's intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Canada and the United Kingdom, and an asset-based loan agreement in Japan, which provides a credit facility of up to 4 billion Yen (or U.S. $36.5 million, using the exchange rate in effect as of December 31, 2018) that is secured by certain assets, including eligible inventory and eligible accounts receivable. As of December 31, 2018, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities after letters of credit and outstanding borrowings, was $256.4 million compared to $238.9 million as of December 31, 2017. As of December 31, 2018, the Company was in compliance with all financial covenants under both credit facilities.
In January 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and other lenders (the "Term Lenders") in order to fund the acquisition of Jack Wolfskin. The Credit Agreement provides for the Term Loan Facility in an aggregate principal amount of $480.0 million, which can be increased in maximum increments of $225.0 million, or an unlimited amount subject to certain financial covenants. The Term Loan Facility is due in January 2026.
Loans under the Term Loan Facility are subject to interest at a rate per annum equal to either, at the Company's option, the LIBOR rate or the base rate, plus 4.50% or 3.50%, respectively, and any amounts outstanding are secured by the Company's assets. Principal payments of $1.2 million are due quarterly, however the Company has the option to prepay any outstanding loan balance in whole or in part without premium or penalty. In addition, the Term Loan Facility requires excess cash flow payments beginning after December 31, 2019.
Loans outstanding under this facility are guaranteed by the Company's domestic subsidiaries. The loans and guaranties are secured by substantially all the assets of the Company and guarantors. In connection with the Credit Agreement, the Company amended its ABL Facility (the "Second Amendment to Third Amended and Restated Loan and Security Agreement") to expand the security interest granted to the ABL Lenders to match the security interest of the Term Lenders. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants.
For further information on the Company's credit facilities and long-term borrowings see Note 5 "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K, which is incorporated herein by this reference.
As of December 31, 2018, approximately 97% of the Company’s total cash was held in regions outside of the United States. Due to changes enacted by the Tax Act in December 2017, incremental U.S. federal income tax is no longer a consideration if the Company were to repatriate cash to the United States outside of settling intercompany balances. However, if the Company were to repatriate such cash, it may need to pay incremental foreign withholding taxes. During the second quarter of 2018, the Company evaluated its permanent reinvestment assertion with respect to its Canadian subsidiary in conjunction with the Company's operating plans and forecasts as well as its short-term and long-term financial requirements, and determined that it would repatriate a portion of the earnings of its Canadian subsidiary. Therefore, the Company repatriated cash from its Canadian subsidiary and remitted the Canadian withholding tax. The distribution was not material to the Company's overall liquidity or tax expense. Prospectively, the Company will no longer consider the future earnings of its Canadian subsidiary to be indefinitely reinvested. However, at this time the Company does not intend to repatriate additional funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. Therefore, except for the future earnings of the Company's foreign subsidiary in Canada, the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested and, accordingly, no incremental withholding taxes have been provided thereon.
Share Repurchases
In August 2014, the Company's Board of Directors authorized the $50.0 million share 2014 Repurchase Program under which the Company was authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. Through April 2018, the Company had repurchased $46.9 million of its common stock under this program. The 2014 Repurchase Program remained in effect until May 8, 2018, at which time it was canceled by the Board of Directors and replaced by the new 2018 Repurchase program with a maximum cost to the Company of $50.0 million, under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The repurchases are made consistent with the terms of the Company's ABL Facility which limits the amount of stock that can be repurchased. The 2018 Repurchase Program will remain in effect until completed or until terminated by the Board of Directors.
During 2018, the Company repurchased approximately 1,412,000 shares of its common stock under the 2014 Repurchase Program and the 2018 Repurchase Program at an average cost per share of $15.90 for a total cost of $22.5 million. Included in these amounts are $6.1 million of shares the Company withheld to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2018, the total amount remaining under the repurchase authorization was $49.7 million.

Significant Obligations
The following table summarizes certain significant cash obligations as of December 31, 2018 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
ABL Facility	$40.3	40.3	—	—	—
Capital Leases(1)	0.6	0.2	0.3	0.1	—
Operating leases(2)	60.6	10.1	17.6	15.0	17.9
Unconditional purchase obligations(3)	51.2	33.7	15.2	2.3	—
Uncertain tax contingencies(4)	4.4	0.4	1.2	0.8	2.0
Employee incentive compensation(5)	21.5	21.5	—	—	—
Equipment Note(6)	9.6	—	—	9.6	—
Interest on equipment note	0.8	0.3	0.4	0.1	—
Other long term liabilities	0.6	—	—	—	0.6
Total	$189.6	$106.5	$34.7	$27.9	$20.5

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

(4)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated balance sheet as of December 31, 2018. Amount excludes uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 11 “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.

(5)	Amount represents accrued employee incentive compensation expense earned in 2018, and paid in February 2019.

(6)
In December 2017, the Company entered into a long-term financing agreement (the "Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of December 31, 2018, the Company had $9,628,000 outstanding under this agreement. For further discussion, see Note 5 "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K.

In January 2019, to fund the purchase price under the Jack Wolfskin Purchase Agreement, the Company entered into the Credit Agreement with Bank of America, N.A. The Credit Agreement provides for the Term Loan Facility in an aggregate principal amount of $480.0 million, which was issued less $9.6 million in original issue discount. For further discussion, see Note 5 "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K.
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the

Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company has also issued guarantees in the form of a standby letter of credit in the amount of $1.2 million as security for contingent liabilities under certain workers’ compensation insurance policies.
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the fiscal year ended December 31, 2018 was not material to the Company’s financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 12 “Commitments & Contingencies” in the Notes to Consolidated Financial Statements in this Form 10-K.
Capital Resources
The Company does not currently have any material commitments for capital expenditures.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K .
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company uses derivative financial instruments to mitigate its exposure to changes in foreign currency exchange rates. Transactions involving these financial instruments are with creditworthy banks, including one of the banks that is party to the Company’s ABL Facility (see Note 5 “Financing Arrangements” in the Notes to the Consolidated Financial Statements in this Form 10-K). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated. The Company is also exposed to interest rate risk from its credit facilities.
Foreign Currency Fluctuations
Information about the Company's foreign currency hedging activities is set forth in Note 17 “Derivatives and Hedging” in the Notes to Consolidated Financial Statements in this Form 10-K, which is incorporated herein by this reference.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2018 through its foreign currency forward contracts.
The estimated maximum one-day loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, is $50.0 million at December 31, 2018 primarily related to the hedge executed in connection with the purchase price of Jack Wolfskin.  The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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

Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities. Outstanding borrowings under these credit facilities accrue interest as described in Note 5 “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K. As part of the Company’s risk management procedures, a sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.4 million over the 12-month period ending on December 31, 2018.
Item 8. Financial Statements and Supplementary Data
The Company’s Consolidated Financial Statements as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018, together with the report of the Company's independent registered public accounting firm, are included in this Annual Report on Form 10-K beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2018, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.
Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that as of December 31, 2018, the Company’s internal control over financial reporting was effective based on the COSO criteria.
Changes in Internal Control over Financial Reporting. During the fourth quarter ended December 31, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.
Item 9B. Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Callaway Golf Company
Carlsbad, California

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Callaway Golf Company and its subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019 expressed an unqualified opinion on those financial statements.
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
February 28, 2019

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Registrant” following Part I, Item 1 of this Form 10-K. The other information required by Item 10 will be included in the Company’s definitive Proxy Statement under the captions "Proposal No. 1 - Election of Directors," “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2018 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 11. Executive Compensation
The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company’s definitive Proxy Statement under the captions “Executive Officer Compensation,” “Executive Officer Compensation - Compensation Committee Report” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2018 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 will be included in the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of calendar year 2018 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the number of stock options and shares underlying restricted stock units and performance share units outstanding and authorized for issuance under all equity compensation plans of the Company as of December 31, 2018. See Note 14 “Share-Based Employee Compensation” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the equity plans of the Company.
Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units and Performance Share Units(3)	Weighted Average Exercise Price of Outstanding Options(4)	Number of Shares Remaining Available for Future Issuance
	(In thousands, except dollar amounts)
Equity Compensation Plans Approved by Shareholders(1)	3,055(2)	$6.54	10,402

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

(2)
Includes 51,285 shares underlying restricted stock units issuable under the 2013 Directors Plan, and 690,711 shares underlying stock options, 1,193,891 shares underlying restricted stock units and 1,119,131 shares underlying performance share units issuable under the 2004 Incentive Plan.

(3)	Outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan include 5,694 shares of accrued incremental stock dividend equivalent rights.

(4)	Does not include shares underlying restricted stock units and performance share units, which do not have an exercise price.

Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 will be included in the Company’s definitive Proxy Statement under the captions “Transactions with Related Persons” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2018 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information included in Item 14 will be included in the Company’s definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of calendar year 2018 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this report:
1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K beginning on page F-1:
•Report of Independent Registered Public Accounting Firm;
•Consolidated Balance Sheets as of December 31, 2018 and 2017;
•Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016;
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016;
•Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016;
•Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016; and
•Notes to Consolidated Financial Statements.
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

2.1
Share Sale and Purchase Agreement, dated November 29, 2018, by and among Paw Luxco III S.à.r.l., Callaway Germany Holdco GmbH (a wholly-owned subsidiary of Callaway formerly known as Mainsee 1185. V V GmbH) and Callaway Golf Company, incorporated herein by this reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on November 30, 2018 (file no. 1-10962).

2.2
SPA Amendment, Waiver and Locked Box Deed, dated as of January 3, 2019, by and among Callaway Golf Company, Callaway Germany Holdco GmbH and Paw Luxco III S.à.r.l., incorporated herein by this reference to Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with Commission on January 3, 2019 (file no. 1-10962).

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

10.3	Managing Director Agreement, effective November 1, 2014, as amended effective May 1, 2016, by and between Callaway Germany Holdco GmbH and Melody Harris-Jensbach. †

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

10.6
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

10.10
Director’s Service Agreement, effective as of December 1, 2002, as revised effective March 1, 2008, as amended by the First Amendment to the Director's Service Agreement, effective as of April 30, 2010 and the Second Amendment to Director's Service Agreement, effective as of March 15, 2011, in each case, by and between Callaway Golf Company and Neil Howie, incorporated herein by this reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the Commission on November 2, 2011 (file no. 1-10962).

10.11
Director's Service Agreement, effective as of January 1, 2012 by and between Callaway Golf Europe Ltd. and Neil Howie, incorporated herein by this reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

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

10.16
Fourth Amendment to Amended & Restated Executive Entrustment Agreement effective March 22, 2018, by and between Callaway Golf Company and Alex Boezeman, incorporated herein by this reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as filed with the Commission on May 9, 2018 (file no. 1-10962).

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

10.19
Callaway Golf Company 2013 Non-Employee Directors Stock Incentive Plan (effective May 15, 2013), incorporated herein by this reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 5, 2013 (file no. 1-10962).

10.20	Form of Stock Unit Grant. †

10.21	Form of Performance Unit Grant. †

10.22
Form of Performance Share Unit Grant, incorporated herein by this reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Commission on February 27, 2018 (file no. 1-10962).

10.23
Form of Stock Unit Grant, incorporated herein by this reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Commission on February 27, 2018 (file no. 1-10962).

10.24
Form of Performance Share Unit Grant, incorporated herein by this reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Commission on February 27, 2017 (file no. 1-10962).

10.25
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

10.34
Indemnification Agreement, effective May 8, 2018, between Callaway Golf and Russell Fleischer incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on May 10, 2018 (file no. 1-10962).

10.35
Indemnification Agreement, effective November 6, 2018, between Callaway Golf and Laura Flanagan, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on November 11, 2018 (file no. 1-10962).

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

10.46
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

10.47
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

10.48
Third Amended and Restated Loan and Security Agreement, dated as of November 20, 2017, among the Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Ogio International, Inc., travisMathew, LLC, Travis Mathew Retail, LLC, Callaway Golf Canada Ltd., Callaway Golf Europe Ltd. , Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Callaway Golf European Holding Company Limited, Bank of America, N.A., as administrative agent, MUFG Union Bank, as syndication agent, SunTrust Bank, as documentation agent, Bank of America, N.A., as sole lead arranger and sole bookrunner, and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on November 22, 2017 (file no. 1-19062)

10.49
First Amendment to the Third Amended and Restated Loan and Security Agreement, dated as of November 29, 2018, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Ogio International, Inc., TravisMathew Retail, LLC, TravisMathew, LLC, Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Callaway Golf European Holding Company Limited, Bank of America, N.A. as administrative agent and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on November 30, 2018 (file no. 1-10962).

10.50
Second Amendment to the Third Amended and Restated Loan and Security Agreement, dated as of January 4, 2019, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Ogio International, Inc., TravisMathew, LLC, Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Callaway Golf European Holding Company Limited, Bank of America, N.A. as administrative agent and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the Commission on January 4, 2019 (file no. 1-10962).

10.51
Credit Agreement, dated as of January 4, 2019, among Callaway Golf Company and Bank of America, N.A. as administrative agent, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on January 4, 2019 (file no. 1-10962).

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
Date: February 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of
Principal Executive Officer:

/S/ OLIVER G. BREWER III	President and Chief Executive Officer, Director	February 28, 2019
Oliver G. Brewer III

Principal Financial Officer:

/S/ BRIAN P. LYNCH	Executive Vice President, Chief Financial Officer	February 28, 2019
Brian P. Lynch

Principal Accounting Officer:

/S/ JENNIFER THOMAS	Vice President and Chief Accounting Officer	February 28, 2019
Jennifer Thomas

Non-Management Directors:

*	Director	February 28, 2019
Samuel H. Armacost

*	Chairman of the Board	February 28, 2019
Ronald S. Beard

*	Director	February 28, 2019
John C. Cushman, III

*	Director	February 28, 2019
Laura J. Flanagan

*	Director	February 28, 2019
Russell L. Fleischer

*	Director	February 28, 2019
John F. Lundgren

*	Director	February 28, 2019
Adebayo O. Ogunlesi

*	Director	February 28, 2019
Linda B. Segre

*	Director	February 28, 2019
Anthony S. Thornley

*By:	/S/ BRIAN P. LYNCH
Brian P. Lynch
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Callaway Golf Company
Carlsbad, California

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Callaway Golf Company and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders' equity, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
February 28, 2019

We have served as the Company’s auditor since 2002.

CALLAWAY GOLF COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$63,981	$85,674
Accounts receivable, net	71,374	94,725
Inventories	338,057	262,486
Income taxes receivable	713	542
Other current assets	50,781	22,557
Total current assets	524,906	465,984
Property, plant and equipment, net	88,472	70,227
Intangible assets, net	224,692	225,758
Goodwill	55,816	56,429
Deferred taxes, net	75,079	91,398
Investment in golf-related ventures (Note 8)	72,238	70,495
Other assets	11,741	10,866
Total assets	$1,052,944	$991,157
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$208,653	$176,127
Accrued employee compensation and benefits	43,172	40,173
Asset-based credit facility	40,300	87,755
Accrued warranty expense	7,610	6,657
Equipment note, short-term	2,411	2,367
Income taxes payable	1,091	1,295
Total current liabilities	303,237	314,374
Long-term liabilities:
Income tax liability	4,430	4,602
Deferred taxes, net	1,796	1,822
Equipment note, long-term	7,218	9,448
Long-term other	1,955	1,536
Commitments & contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, 0 shares issued and outstanding at both December 31, 2018 and 2017	—	—
Common stock, $.01 par value, 240,000,000 shares authorized, 95,648,648 shares and 95,042,557 shares issued at December 31, 2018 and 2017, respectively	956	950
Additional paid-in capital	341,241	335,222
Retained earnings	413,799	324,081
Accumulated other comprehensive loss	(13,700)	(6,166)
Less: Common stock held in treasury, at cost, 1,137,470 shares and 411,013 shares at December 31, 2018 and 2017, respectively	(17,722)	(4,456)
Total Callaway Golf Company shareholders’ equity	724,574	649,631
Non-controlling interest in consolidated entity (Note 9)	9,734	9,744
Total shareholders’ equity	734,308	659,375
Total liabilities and shareholders’ equity	$1,052,944	$991,157

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Net sales	$1,242,834	$1,048,736	$871,192
Cost of sales	664,465	568,288	486,181
Gross profit	578,369	480,448	385,011
Selling expenses	308,709	270,890	235,556
General and administrative expenses	100,466	94,153	71,969
Research and development expenses	40,752	36,568	33,318
Total operating expenses	449,927	401,611	340,843
Income from operations	128,442	78,837	44,168
Interest income	594	454	621
Interest expense	(5,543)	(4,365)	(2,368)
Gain on sale of investments in golf-related ventures	—	—	17,662
Other income (expense), net	7,779	(6,871)	(1,690)
Income before income taxes	131,272	68,055	58,393
Income tax provision (benefit)	26,018	26,388	(132,561)
Net income	105,254	41,667	190,954
Less: Net income attributable to non-controlling interests	514	861	1,054
Net income attributable to Callaway Golf Company	$104,740	$40,806	$189,900
Earnings per common share:
Basic	$1.11	$0.43	$2.02
Diluted	$1.08	$0.42	$1.98
Weighted-average common shares outstanding:
Basic	94,579	94,329	94,045
Diluted	97,153	96,577	95,845

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$105,254	$41,667	$190,954
Other comprehensive income (loss):
Change in derivative instruments	153	(2,492)	1,976
Foreign currency translation adjustments	(7,672)	14,361	(8,831)
Comprehensive income, before income tax on other comprehensive income items	97,735	53,536	184,099
Income tax expense (benefit) on derivative instruments	282	594	(902)
Comprehensive income	98,017	54,130	183,197
Less: Comprehensive income (loss) attributable to non-controlling interests	297	163	(1,104)
Comprehensive income attributable to Callaway Golf Company	$97,720	$53,967	$184,301

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$105,254	$41,667	$190,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,948	17,605	16,586
Inventory step-up from acquisitions	—	3,112	—
Deferred taxes	21,705	24,594	(141,447)
Share-based compensation	13,530	12,647	8,965
(Gain) loss on disposal of long-lived assets and deferred gain amortization	(13)	1,490	(116)
Gain on sale of investments in golf-related ventures	—	—	(17,662)
Unrealized (gains) losses on foreign currency forward contracts	(4,585)	1,023	(683)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(2,109)	51,618	(16,965)
Inventories	(78,017)	(52,010)	24,251
Other assets	(9,975)	(6,533)	168
Accounts payable and accrued expenses	22,268	15,414	12,553
Accrued employee compensation and benefits	3,148	7,021	(489)
Income taxes receivable and payable	82	(2,155)	2,493
Accrued warranty expense	953	1,262	(311)
Other liabilities	93	944	(587)
Net cash provided by operating activities	92,282	117,699	77,710
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(183,478)	—
Capital expenditures	(36,825)	(26,203)	(16,152)
Investment in golf-related ventures	(1,743)	(21,499)	(1,448)
Proceeds from sale of property, plant and equipment	43	587	20
Proceeds from sale of investments in golf-related ventures	—	—	23,429
Note receivable	—	—	3,104
Net cash (used in) provided by investing activities	(38,525)	(230,593)	8,953
Cash flows from financing activities:
(Repayments of) proceeds from credit facilities, net	(47,455)	75,789	(3,003)
(Repayments of) proceeds from long-term debt	(2,186)	11,815	—
Exercise of stock options	1,636	5,362	2,637
Acquisition of treasury stock	(22,456)	(16,617)	(5,144)
Dividends paid, net	(3,788)	(3,773)	(3,764)
Credit facility amendment costs	—	(2,246)	—
Distributions to non-controlling interest	(821)	(974)	—
Other financing activities	—	—	20
Net cash (used in) provided by financing activities	(75,070)	69,356	(9,254)
Effect of exchange rate changes on cash and cash equivalents	(380)	3,237	(1,235)
Net (decrease) increase in cash and cash equivalents	(21,693)	(40,301)	76,174
Cash and cash equivalents at beginning of year	85,674	125,975	49,801
Cash and cash equivalents at end of year	$63,981	$85,674	$125,975
Supplemental disclosures:
Cash paid for interest and fees	$4,990	$4,594	$1,626
Cash paid for income taxes, net	$9,564	$10,788	$6,143
Noncash investing and financing activities:
Accrued capital expenditures at period end	$2,672	$2,007	$736
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$5,744	$5,813	$920

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Callaway Golf Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non-controlling Interest	Total
	Shares	Amount				Shares	Amount
Balance, December 31, 2015	93,769	$938	$322,793	$101,047	$(11,813)	(2)	$(20)	$412,945	$—	$412,945
Acquisition of treasury stock	—	—	—	—	—	(572)	(5,144)	(5,144)		(5,144)
Exercise of stock options	—	—	(697)	—	—	374	3,334	2,637	—	2,637
Tax deficit from exercise of stock options and compensatory stock	—	—	20	—	—	—	—	20	—	20
Compensatory awards released from restriction	440	4	(920)	—	—	101	916	—	—	—
Share-based compensation	—	—	8,965	—	—	—	—	8,965	—	8,965
Stock dividends	5	—	45	(54)	—	1	9	—	—	—
Cash dividends ($0.04 per share)	—	—	—	(3,764)	—	—	—	(3,764)	—	(3,764)
Equity adjustment from foreign currency translation	—	—	—	—	(7,727)	—	—	(7,727)	(1,104)	(8,831)
Non-controlling interest	—	—	—	—	—	—	—	—	9,744	9,744
Equity adjustment from derivative instruments, net of tax	—	—	—	—	1,074	—	—	1,074	—	1,074
Net income	—	—	—	189,900	—	—	—	189,900	1,054	190,954
Balance, December 31, 2016	94,214	942	330,206	287,129	(18,466)	(98)	(905)	598,906	9,694	608,600
Acquisition of treasury stock	—	—	—	—	—	(1,536)	(16,617)	(16,617)	—	(16,617)
Exercise of stock options	—	—	(1,899)	—	—	681	7,261	5,362	—	5,362
Compensatory awards released from restriction	825	8	(5,813)	—	—	542	5,805	—	—	—
Share-based compensation	—	—	12,647	—	—	—	—	12,647	—	12,647
Stock dividends	4	—	81	(81)	—	—	—	—	—	—
Cash dividends ($0.04 per share)	—	—	—	(3,773)	—	—	—	(3,773)	—	(3,773)
Equity adjustment from foreign currency translation	—	—	—	—	14,198	—	—	14,198	163	14,361
Equity adjustment from derivative instruments, net of tax	—	—	—	—	(1,898)	—	—	(1,898)	—	(1,898)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(974)	(974)
Net income	—	—	—	40,806	—	—	—	40,806	861	41,667
Balance, December 31, 2017	95,043	950	335,222	324,081	(6,166)	(411)	(4,456)	649,631	9,744	659,375
Adoption of accounting standard (Note 3)	—	—	—	(11,185)	—	—	—	(11,185)	—	(11,185)
Acquisition of treasury stock	—	—	—	—	—	(1,412)	(22,456)	(22,456)		(22,456)
Exercise of stock options	—	—	(1,734)	—	—	231	3,370	1,636	—	1,636
Compensatory awards released from restriction	606	6	(5,744)	—	—	451	5,738	—	—	—
Share-based compensation	—	—	13,530	—	—	—	—	13,530	—	13,530
Stock dividends	—	—	(33)	(49)	—	3	82	—	—	—
Cash dividends ($0.04 per share)	—	—	—	(3,788)	—	—	—	(3,788)	—	(3,788)
Equity adjustment from foreign currency translation	—	—	—	—	(7,969)	—	—	(7,969)	297	(7,672)
Equity adjustment from derivative instruments, net of tax	—	—	—	—	435	—	—	435	—	435
Distributions to non-controlling interests (see Note 9)	—	—	—	—	—	—	—	—	(821)	(821)
Net income	—	—	—	104,740	—	—	—	104,740	514	105,254
Balance, December 31, 2018	95,649	956	341,241	413,799	(13,700)	(1,138)	(17,722)	724,574	9,734	734,308

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company
Callaway Golf Company (“Callaway Golf” or the “Company”), a Delaware corporation, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (drivers, fairway woods, hybrids, irons, wedges and putters), golf balls, golf bags and other golf-related accessories. The Company generally sells its golf-related products to golf retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers, Internet retailers and mass merchants, directly and through its wholly-owned subsidiaries, and to third-party distributors in the United States and in over 100 countries around the world. The Company also sells pre-owned Callaway golf products through its website www.callawaygolfpreowned.com and sells new Callaway golf products through its websites www.callawaygolf.com and www.odysseygolf.com. In 2016, the Company further expanded its business into golf and lifestyle apparel and accessories with the completion of the golf apparel joint venture in Japan in July 2016. In 2017, the Company acquired OGIO International, Inc. ("OGIO"), a leading manufacturer of high quality bags, accessories and apparel in the golf and lifestyle categories, and TravisMathew, LLC ("TravisMathew"), a golf and lifestyle apparel company. These acquisitions are expected to enhance the Company's presence in golf while also providing a platform for future growth in the lifestyle category. In connection with the apparel joint venture in Japan and the TravisMathew acquisition, the Company now has retail locations in Japan and the U.S. that sell Callaway and TravisMathew branded apparel, gear and other golf accessories directly to consumers. In addition, the Company licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on golf related accessories including golf apparel and footwear, golf gloves, prescription eyewear and practice aids as well as OGIO branded gear and accessories.
In January 2019, the Company completed the acquisition of JW Stargazer Holding GmbH, the owner of the international, premium outdoor apparel, footwear and equipment brand, Jack Wolfskin ("Jack Wolfskin") for €460,000,000 or approximately $525,000,000, subject to working capital adjustments. The Company financed the acquisition with a Term Loan B facility in the aggregate principal amount of $480,000,000 (see Note 5). Jack Wolfskin designs premium products targeted at the active outdoor and urban outdoor customer categories. This acquisition is expected to further enhance the Company's lifestyle category and provide a platform for future growth in the active outdoor and urban outdoor categories, which the Company believes are complementary to its portfolio of brands and product capabilities.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include provisions for warranty, uncollectible accounts receivable, inventory obsolescence, sales returns, tax contingencies and estimates related to the Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017, estimates on the valuation of share-based awards and recoverability of long-lived assets and investments. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or as new information becomes available.
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
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The new standard is designed to refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The new standard is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company will adopt this ASU on January 1, 2019 and, based on the Company's evaluation, this ASU will not have a material impact on its consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," as amended by ASU 2018-11 issued in July 2018, which provides entities with an additional (and optional) transition method to adopt the new lease standard, as well as a practical expedient for lessors on non-lease components. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged and lessees will no longer be provided with a source of off-balance sheet financing. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into, after the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. In July 2018, the FASB issued ASU 2018-11, under which entities have the option to not restate the comparative periods in the period of adoption when transitioning to Topic 842, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt ASU 2016-02 and the transition amendments provided by ASU 2018-11, on the effective date of January 1, 2019. The Company plans to elect transition-related accounting policies under ASU 2016-02, which allow entities to not reassess, as of the adoption date, (1) any expired or existing contracts that are leases or contain leases, (2) the classification of any expired or existing leases and (3) initial direct costs for any existing leases. The Company has a significant number of operating leases that are classified as off-balance sheet commitments under the current accounting rules. On January 4, 2019, the Company completed the acquisition of Jack Wolfskin and due to the timing of this acquisition, the Company is still evaluating Jack Wolfskin's lease portfolio under ASU 2016-02. Based on the Company's completed assessment of its existing lease portfolio, the Company estimates it will record right of use assets and lease liabilities in the range of $55,000,000 and $65,000,000 upon the adoption of this standard, which does not include the leases for Jack Wolfskin. These estimates will change as the Company continues to progress with the implementation and its assessment of the Jack Wolfskin lease portfolio. The addition of the Jack Wolfskin leases will more than double the Company's combined lease portfolio and therefore, the Company expects the addition of the Jack Wolfskin leases to significantly increase the estimated amount of its right of use assets and lease liabilities. On a consolidated basis, the adoption of this ASU will have a significant, material impact on the Company's consolidated balance sheet. The Company anticipates the impact to its consolidated statement of operations and statement of shareholders' equity to be immaterial.
Adoption of New Accounting Standards
On January 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective approach, and applied this guidance to all contracts as of the adoption date as discussed in Note 3 below. This new standard requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfers to a customer. In addition, it requires companies to determine the transaction price for a contract, which is the price used to recognize revenue as well as the amount of consideration companies expect to collect from its customers in exchange for the promised goods or services in the contract. Because the transaction price can vary as a result of variable consideration for items such as sales returns, discounts, rebates, price concessions and incentives, companies are required to include an estimate of variable consideration in the transaction price. The adoption of this new standard accelerated the timing of when the Company recognizes variable consideration for certain sales program incentives, which include sell-through promotions and price concessions or price reductions that it offers to its customers. As a result, the Company now estimates the variable consideration related to these sales programs at the time of the sale based on a rate that includes historical and forecasted data, as opposed to when these programs are approved and announced. Upon the adoption of Topic 606, the Company recorded a cumulative adjustment to beginning retained earnings of $11,185,000, as noted in the table below, which reflects the estimated amount of variable consideration related to future sales programs for revenue recognized in prior periods. In addition, under Topic 606, the liability for sales returns is now recorded separately from the cost recovery of inventory. As a result, the Company now records the cost recovery in other current assets. The liability for sales returns continues to be recorded as a reduction to accounts receivable. Prior period information that is presented for comparative purposes has not been restated and continues to be reported under the accounting standards that were in effect in those periods.

Balance Sheet	Balance at December 31, 2017	Adjustments Due To Topic 606	Balance at January 1, 2018
Accounts receivable, net	$94,725	$(31,881)	$62,844
Deferred taxes, net	$91,398	$4,971	$96,369
Other current assets	$22,557	$15,725	$38,282
Retained earnings	$324,081	$(11,185)	$312,896
The impact of adopting the new revenue standard on the Company's consolidated statements of operations for the year ended December 31, 2018 was as follows:

	December 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Net Sales	$1,242,834	$1,244,612	$(1,778)
Income tax provision	$26,018	$26,627	$(609)
Net income	$104,740	$105,909	$(1,169)
The impact of adopting the new revenue standard on the Company's consolidated balance sheet as of December 31, 2018 was as follows:

	December 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Assets
Accounts receivable, net	$71,374	$103,847	$(32,473)
Deferred taxes, net	$75,079	$69,981	$5,098
Other current assets	$50,781	$36,242	$14,539

Liabilities and Equity
Income tax liability	$1,091	$1,573	$(482)
Retained earnings	$413,799	$426,153	$(12,354)
On January 1, 2018, the Company early adopted ASU No. 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate resulting from the Tax Act (or portion thereof) resulted in a disproportionate tax effect. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this policy using the specific identification method, and the adoption of this policy did not have a material impact on the Company’s consolidated financial statements.
On January 1, 2018, the Company adopted ASU No. 2016-16 “Intra-Entity Asset Transfer of Assets other than Inventory,” which eliminates the requirement to defer the tax effects of intra-entity asset transfers until they are disposed or sold to a third party. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
On January 1, 2018, the Company adopted ASU No. 2016-04, "Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products," which clarifies when it is acceptable to recognize the unredeemed portion of prepaid gift cards into income. The adoption of this ASU did not change the Company's accounting for gift cards, and therefore did not impact the Company's consolidated financial statements. As of December 31, 2018, the Company had $1,096,000 of deferred revenue related to unredeemed gift cards.
On January 1, 2018, the Company adopted No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendment requires (i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). This amendment eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. As of December 31, 2018, the Company had an investment in Topgolf International, Inc. of $72,238,000, consisting of common stock and various classes of preferred stock. Because Topgolf is a privately held company, the Company's investment in Topgolf is accounted for at cost less impairments, if any, as this investment is without a readily determinable fair value. In accordance with ASU No. 2016-01, if there is an observable price change as a result of an orderly transaction for the identical or similar investment of the same issuer, the Company would be required to assess the fair value impact, if any, on each identified or similar class of Topgolf stock held by the Company, and write such stock up or down to its estimated fair value. If there are any observable price changes related to this investment, the adjustment to measure this investment at fair value could have a material effect on the Company's financial position and results of operations. During the year ended December 31, 2018, the shares that were purchased from other Topgolf shareholders were not acquired in orderly transactions as these transactions were not exposed to the market and were not subject to marketing activities. As such, at December 31, 2018, the Company accounted for its investment in Topgolf at cost less impairments in accordance with ASU No. 2016-01. As of December 31, 2018, the Company has not recorded any impairments with respect to this investment (see Note 8).
Warranty Policy
The Company has a stated two-year warranty policy for its golf clubs. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The increase in warranty expense and the claims paid in 2018 and 2017 compared to 2016 was primarily due to additional claims related to certain 2015 putter models. The Company believes it has resolved the quality issues related to these older putters.
The following table provides a reconciliation of the activity related to the Company’s accrued warranty expense:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Beginning balance	$6,657	$5,395	$5,706
Provision	9,437	9,434	5,493
Claims paid/costs incurred	(8,484)	(8,172)	(5,804)
Ending balance	$7,610	$6,657	$5,395
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
Advertising Costs
The Company's primary advertising costs are from television and print media advertisements. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2018, 2017 and 2016 were $72,164,000, $62,898,000 and $59,003,000, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs for 2018, 2017 and 2016 were $40,752,000, $36,568,000 and $33,318,000, respectively.
Foreign Currency Translation and Transactions
A significant portion of the Company’s business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency exchange rates can have a significant effect on the Company’s financial results. Revenues and expenses that are denominated in foreign currencies are translated using the average exchange rate for the period. Assets and liabilities are translated at the rate of exchange on the balance sheet date. Gains and losses from assets and liabilities denominated in a currency other than the functional currency of the entity in which they reside are generally recognized currently in the Company's statements of operations. Gains and losses from the translation of foreign subsidiary financial statements into U.S. dollars are included in accumulated other comprehensive income or loss (see Accumulated Other Comprehensive Income policy below).
The Company recorded a net loss in foreign currency transactions of $2,824,000 in 2018, and net gains of $808,000 and $226,000 in 2017 and 2016, respectively,
Derivatives and Hedging
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
Trade Accounts Receivable
The Company's trade accounts receivable are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses, as well as liabilities related to product returns and sales programs as described below in Note 3. The estimate of credit losses is based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been generally consistent with the Company’s expectations. The Company's payment terms on its receivables from customers are generally 60 days or less.
From time to time, dependent upon the cost, the Company purchases trade insurance to mitigate the risk of uncollectible accounts on its outstanding accounts receivable. The Company considers any available insurance coverage when estimating its provision for uncollectible accounts. Insurance claim recoveries from this trade insurance are applied to the Company’s outstanding accounts receivable or are recorded as a reduction to bad debt expense in the period in which the claim is received.
The following table provides a reconciliation of the activity related to the Company’s allowance for estimated credit losses.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Beginning balance	$4,447	$5,728	$5,645
Provision for credit losses	2,257	2,335	2,398
Write-off of uncollectible amounts, net of recoveries	(1,094)	(3,616)	(2,315)
Ending balance	$5,610	$4,447	$5,728
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives generally as follows:

Buildings and improvements	10-30 years
Machinery and equipment	5-10 years
Furniture, computers and equipment	3-5 years
Production molds	2-5 years
Normal repairs and maintenance costs are expensed as incurred. Expenditures that materially increase values, change capacities or extend useful lives are capitalized. The related costs and accumulated depreciation of disposed assets are eliminated and any resulting gain or loss on disposition is included in net income/(loss). Construction in-process consists primarily of costs associated with building improvements, machinery and equipment that have not yet been placed into service, unfinished molds as well as in-process internal-use software.
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
Goodwill and Intangible Assets
Goodwill and intangible assets, which consist of trade names, trademarks, service marks, trade dress, patents and other intangible assets, were acquired in connection with the acquisition of Odyssey Sports, Inc. in 1997, FrogTrader, Inc. in 2004, OGIO in January 2017, TravisMathew in August 2017, and certain foreign distributors. The Company expects to record goodwill and other intangible assets related to the acquisition of Jack Wolfskin in January 2019.
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually or more frequently when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of goodwill and other indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. To determine fair value, the Company uses its internal discounted cash flow estimates, quoted market prices, royalty rates when available and independent appraisals when appropriate. The Company completed its annual impairment test and fair value analysis of goodwill and other indefinite-lived intangible assets as of December 31, 2018, and the estimated fair values of the Company’s reporting units, as well as the estimated fair values of certain trade names and trademarks, significantly exceeded their carrying values. As a result, no impairment was recorded as of December 31, 2018.
Intangible assets that are determined to have definite lives are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with ASC Topic 360-10-35 discussed above. See Note 7 for further discussion of the Company’s goodwill and intangible assets.
Investments
The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such classification at each balance sheet date. Investments that do not have readily determinable fair values are stated at cost. The Company monitors investments for impairment whenever events or changes in circumstances indicate that the investment's carrying value may not be recoverable. An impairment charge would be recognized when the carrying amount exceeds its fair value. See Note 8 for further discussion of the Company’s investments.
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

The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options and stock appreciation rights (“SARs”) at the date of grant. As of December 31, 2018, all stock options were fully vested and all SARs were fully settled. The Company did not grant stock options or SARs in the years ended December 31, 2018, 2017 or 2016.
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
Income Taxes
Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to ASC Topic 740 and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. In accordance with the applicable accounting rules, the Company maintains a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions. For further information, see Note 11 “Income Taxes.”
Pursuant to ASC Topic 740-25-6, the Company is required to accrue for the estimated additional amount of taxes for uncertain tax positions if it is deemed to be more likely than not that the Company would be required to pay such additional taxes. The Company is required to file federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company accrues an amount for its estimate of additional tax liability, including interest and penalties in income tax expense, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available. Historically, additional taxes paid as a result of the resolution of the Company’s uncertain tax positions have not been materially different from the Company’s expectations. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For further information, see Note 11 “Income Taxes.”
In December 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Shortly after the Tax Act was enacted, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. The measurement period began in the reporting period that includes the Tax Act’s enactment date and ended when the Company obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740. The Company provided a reasonable estimate for the impact of the Tax Act for the year ended December 31, 2017. The measurement period ended on December 22, 2018 and the Company recorded additional expense of $906,000 related to the transition tax. No other significant adjustments were made relating to the Act. Additionally, the Company has elected to treat global intangible low taxed income ("GILTI") as a period cost and will expense GILTI in the period it is incurred. For further information, see Note 11 “Income Taxes.”
Other Income (Expense), Net
Other income (expense), net primarily includes gains and losses on foreign currency forward contracts and foreign currency transactions. The components of other income (expense), net are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Foreign currency forward contract gain (loss), net	$10,085	$(7,688)	$(2,917)
Foreign currency transaction gain (loss), net	(2,824)	808	226
Other	518	9	1,001
	$7,779	$(6,871)	$(1,690)
Accumulated Other Comprehensive Income
Accumulated other comprehensive income includes the impact of foreign currency translation adjustments and activity related to derivative instruments designated for hedge accounting. The total equity adjustment from foreign currency translation included in accumulated other comprehensive income were losses of $7,969,000 and $7,727,000 as of December 31, 2018 and 2016, respectively and gains of $14,198,000 as of December 31, 2017. With the exception of the Company's entity in Canada, the Company met the permanent reinvestment criteria and as such it does not accrue income taxes on foreign currency translation adjustments (see Note 11 for further discussion). The total equity adjustment from activity related to derivative instruments was net gains of $435,000 and $1,074,000 as of December 31, 2018 and 2016, respectively, and a net loss of $1,898,000 as of December 31, 2017. For further information see Note 17 "Derivatives and Hedging."
The following table details the amounts reclassified from accumulated other comprehensive income to cost of goods sold, as well as changes in foreign currency translation for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, December 31, 2015	525	(12,338)	(11,813)
Change in derivative instruments	(567)	—	(567)
Net losses reclassified to cost of goods sold	1,500	—	1,500
Net losses reclassified to net sales	1,014	—	1,014
Foreign currency translation adjustments	—	(7,698)	(7,698)
Income tax expense	(902)	—	(902)
Accumulated other comprehensive loss, December 31, 2016, after tax	1,570	(20,036)	(18,466)
Change in derivative instruments	(2,679)	—	(2,679)
Net losses reclassified to cost of goods sold	187	—	187
Foreign currency translation adjustments	—	14,198	14,198
Income tax expense	594	—	594
Accumulated other comprehensive loss, December 31, 2017, after tax	(328)	(5,838)	(6,166)
Change in derivative instruments	389	—	389
Net gains reclassified to cost of goods sold	(236)	—	(236)
Foreign currency translation adjustments	—	(7,969)	(7,969)
Income tax expense	282	—	282
Accumulated other comprehensive loss, December, 2018, after tax	$107	$(13,807)	$(13,700)
Segment Information
The Company has three operating and reportable segments, namely Golf Clubs, Golf Balls and Gear, Accessories and Other as of December 31, 2018. The Golf Clubs operating segment consists of Callaway Golf woods, hybrids, irons and wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets and sales of pre-owned golf clubs. At the product category level, sales of packaged sets are included within irons, and sales of pre-owned golf clubs are included in the respective woods, irons and putters product categories. The Golf Balls segment consists of Callaway Golf and Strata golf balls that are designed, manufactured and sold by the Company. The Gear, Accessories and Other operating segment consist of soft goods products which include golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, retail apparel sales from the Company's joint venture in Japan, OGIO branded gear products and TravisMathew golf and lifestyle apparel and accessories. Also included in this operating segment are licensing revenues from the licensing of the Company’s trademarks and service marks for various soft goods. Due to the recent acquisition of Jack Wolfskin in January 2019 (Note 4), the Company is anticipating significant growth in its soft goods business, and as such, it will be evaluating its global business platform, including its management structure, operations, supply chain and distribution, which may result in changes in the composition of its operating and reportable segments.
This information, as well as information about the Company's geographic areas, is presented in Note 18 “Segment Information.”
Concentration of Risk
The Company operates in the golf equipment industry and has a concentrated customer base, which is primarily comprised of golf equipment retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants and foreign distributors. On a consolidated basis, no single customer accounted for more than 10% of the Company’s consolidated revenues in 2018 and 2017, and 8% in 2016. The Company's top five customers accounted for approximately 22% of the Company's consolidated revenues in each of 2018 and 2016, and 21% in 2017.
With respect to the Company's segments, the Company's top five

•	Golf Club customers accounted for approximately 25%, 20% and 26% of total consolidated Golf Club sales in 2018, 2017 and 2016, respectively;

•	Golf Ball customers accounted for approximately 29%, 30% and 28% of total consolidated Golf Ball sales in 2018, 2017 and 2016, respectively; and

•	Gear and Accessories customers accounted for approximately 19%, 15% and 18% of total consolidated Gear and Accessories sales in 2018, 2017 and 2016, respectively.
A loss of one or more of these customers could have a significant effect on the Company's net sales.
With respect to the Company's trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. At December 31, 2018 one customer represented 12% of the Company's outstanding accounts receivable balance. At December 31, 2017, no single customer represented over 9% of the Company’s outstanding accounts receivable balance. Managing customer-related credit risk is more difficult in regions outside of the United States. Of the Company’s total net sales, approximately 43%, 46% and 49% were derived from sales outside of the United States in 2018, 2017 and 2016, respectively. Prolonged unfavorable economic conditions could significantly increase the Company’s credit risk with respect to its outstanding accounts receivable.
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
The following table presents the Company's revenue disaggregated by major product category and operating and reportable segment (in thousands):

	Year Ended December 31, 2018
	Operating and Reportable Segments
	Golf Clubs	Golf Balls	Gear, Accessories & Other	Total
Major product category:
Woods	$304,459	$—	$—	$304,459
Irons	316,463	—	—	316,463
Putters	96,371	—	—	96,371
Golf Balls	—	195,654	—	195,654
Gear, Accessories and Other	—	—	329,887	329,887
	$717,293	$195,654	$329,887	$1,242,834
The Company sells its golf clubs and golf ball products as well as its gear and accessories in the United States and internationally, with its principal international regions being Japan and Europe. Sales of golf clubs, golf balls and gear and accessories in each region are generally proportional to the Company's consolidated net sales by operating segment as a percentage of total consolidated net sales. Sales of gear and accessories in Japan are proportionally higher relative to the size of that region due to sales from the Company's apparel joint venture in Japan. See Note 18 for information on revenue by major geographic region.
Product Sales
The Company recognizes revenue from the sale of its products when it satisfies the terms of a sales order from a customer, and transfers control of the products ordered to the customer. Control transfers when products are shipped, and in certain cases, when products are received by customers. In addition, the Company recognizes revenue at the point of sale on transactions with consumers at its retail locations. Sales taxes, value added taxes and other taxes that are collected in connection with revenue transactions are withheld and remitted to the respective taxing authorities. As such, these taxes are excluded from revenue. The Company elected to account for shipping and handling as activities to fulfill the promise to transfer the good. Therefore, shipping and handling fees that are billed to customers are recognized in revenue and the associated shipping and handling costs are recognized in cost of goods sold as soon as control of the goods transfers to the customer.
Royalty Income
Royalty income is recognized over time in net sales as underlying product sales occur, subject to certain minimum royalties, in accordance with the related licensing arrangements and is included in the Company's Gear, Accessories and Other operating segment. Total royalty income for the years ended December 31, 2018, 2017 and 2016 was $19,021,000, $18,622,000 and $7,622,000 respectively. The increase in royalty income in 2018 and 2017 compared to 2016 was primarily due to royalties recognized in connection with OGIO branded products.
Gift Cards
Revenues from gift cards are deferred and recognized when the cards are redeemed. The Company’s gift cards have no expiration date. The Company recognizes revenue from unredeemed gift cards, otherwise known as breakage, when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company uses this historical redemption rate to recognize breakage on unredeemed gift cards over the redemption period. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. As of December 31, 2018 and 2017, the total amount of deferred revenue on gift cards was $1,096,000 and $971,000, respectively, and is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets. The Company recognized $1,518,000 and $1,455,000 of deferred gift card revenue during the year ended December 31, 2018 and 2017, respectively.
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
The Company’s primary sales program, the “Preferred Retailer Program,” offers potential rebates and discounts for participating retailers in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training. Under this program, qualifying retailers can earn either discounts or rebates based upon the amount of product purchased. Discounts are applied and recorded at the time of sale. For rebates, the Company estimates the amount of variable consideration related to the rebate at the time of sale based on the customer’s estimated qualifying current year product purchases. The estimate is based on the historical level of purchases, adjusted for any factors expected to affect the current year purchase levels. The estimated year-end rebate is adjusted quarterly based on actual purchase levels, as necessary. The Preferred Retailer Program is generally short-term in nature and the actual amount of rebate to be paid under this program is known as of the end of the year and paid to customers shortly after year-end. Historically, the Company's actual amount of variable consideration related to its Preferred Retailer Program has not been materially different from its estimates.
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product's life cycle of approximately two years, and price concessions or price reductions are generally offered at the end of the product's life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to net sales using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates, and adjusts the rate as deemed necessary in order to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate during the twelve months ended December 31, 2018. Historically, the Company's actual amount of variable consideration related to these sales programs has not been materially different from its estimates.
The Company records an estimate for anticipated returns as a reduction of sales and cost of sales, and accounts receivable, in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also offers its customers sales programs that allow for specific returns. The Company records a return liability for anticipated returns related to these sales programs at the time of the sale based on the terms of the sales program. As a result of the adoption of Topic 606, the liability for sales returns is now recorded separately from the cost recovery of inventory, which is now recorded in other current assets. The increase in the provision for 2018, as compared to 2017 and 2016, reflects this change. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates.
The following table provides a reconciliation of the activity related to the Company’s allowance for sales returns:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Beginning balance	$15,470	$9,341	$8,148
Provision	52,088	37,521	38,444
Sales returns	(43,036)	(31,392)	(37,251)
Ending balance	$24,522	$15,470	$9,341

Note 4. Business Combinations
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
Valuations of acquired intangible assets and inventory are subject to fair value measurements that were based primarily on significant inputs not observable in the market and thus represent Level 3 measurements (see Note 16).
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
The acquired furniture, fixtures, office equipment, leasehold improvements, computer equipment and warehouse equipment were all valued at their estimated replacement cost, which the Company determined approximated the net book value of the assets on the date of the acquisition. Inventory was valued using the net realizable value approach, which was based on the estimated selling price in the ordinary course of business less reasonable disposal costs and profit on the disposal effort. The customer and distributor relationships were valued under the income approach based on the present value of future earnings. The trade name was valued under the royalty savings income approach method, which is equal to the present value of the after-tax royalty savings attributable to owning the trade name as opposed to paying a third party for its use. For this valuation, the Company used a royalty rate of 7.5%, which is reflective of royalty rates paid in market transactions, and a discount rate of 14.0% on the future cash flows generated by the net after-tax savings. Goodwill arising from the acquisition consists largely of the synergies expected from combining the operations of the Company and OGIO. For segment reporting purposes, goodwill is reported in the Gear, Accessories and Other operating segment.
The total purchase price was valued at $65,951,000. The Company incurred transaction costs of approximately $3,052,000, of which $1,805,000 was recognized in general and administrative expenses during the year ended December 31, 2017. The remainder was recognized in 2016.

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
The acquired furniture, fixtures, office equipment, leasehold improvements, computer equipment and warehouse equipment were all valued at their estimated replacement cost, which the Company determined approximated the net book value of the assets on the date of the acquisition. Inventory was valued using the net realizable value approach, which was based on the estimated selling price in the ordinary course of business less reasonable disposal costs and profit on the disposal effort. The licensing agreement was valued under the income approach based on the projected royalty income from the distributors. The customer and distributor relationships were valued under the income approach based on the present value of future earnings. The trade name was valued under the royalty savings income approach method, which is equal to the present value of the after-tax royalty savings attributable to owning the trade name as opposed to paying a third party for its use. For this valuation, the Company used a royalty rate of 8.0%, which is reflective of royalty rates paid in market transactions, and a discount rate of 11.0% on the future cash flows generated by the net after-tax savings. Goodwill associated with this acquisition is related to the operational synergies the Company expects to realize in future periods. For segment reporting purposes, goodwill is reported in the Gear, Accessories and Other operating segment.
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
Supplemental Pro-Forma Information (Unaudited)
The following table presents supplemental pro-forma net sales and net income for the years ended December 31, 2017 and 2016 for the OGIO and TravisMathew acquisitions as if they had occurred on January 1, 2016 and were consolidated with the Company as of January 1, 2016. These amounts were calculated after applying the Company's accounting policies and were based upon available information at the time. For this analysis, the Company assumed that costs associated with the acquisitions, including the amortization of intangible assets and the step-up of inventory, as well as the tax effect on those costs, were recognized as of January 1, 2016. Pre-acquisition net sales and net income amounts for OGIO and TravisMathew were derived from the books and records of OGIO and TravisMathew prepared prior to the respective acquisition and are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the dates noted below. The Company's net sales and net income for the year ended December 31, 2018 include a full year of results for both OGIO and TravisMathew and are therefore not presented in the pro-forma information below.

	Years Ended December 31,
	2017	2016
(in thousands)
Net sales	$1,086,593	$964,514
Net income attributable to Callaway Golf Company	$52,514	$188,117

For the year ended December 31, 2017, the Company's consolidated net sales included $66,670,000 attributable to OGIO and TravisMathew, and the Company's consolidated net income included a net loss of $1,721,000 related to TravisMathew. The Company integrated the OGIO brand into its consolidated operations as of December 31, 2017, therefore net income information related to OGIO could not be determined.

Acquisition of JW Stargazer Holding GmbH
In January 2019, the Company completed the acquisition of JW Stargazer Holding GmbH, the owner of the international, premium outdoor apparel, footwear and equipment brand, Jack Wolfskin for €460,000,000 or approximately $525,000,000, subject to working capital adjustments. The Company financed the acquisition with a Term Loan B facility in the aggregate principal amount of $480,000,000 (see Note 5). Jack Wolfskin is an international, premium outdoor apparel, footwear and equipment brand. Jack Wolfskin designs premium products targeted at the active outdoor and urban outdoor customer categories. This acquisition is expected to further enhance the Company's lifestyle category and provide a platform for future growth in the active outdoor and urban outdoor categories, which the Company believes are complimentary to its portfolio of brands and product capabilities.
In connection with the acquisition, during the year ended December 31, 2018, the Company recognized transaction costs of approximately $3,661,000 in general and administrative expenses, and an unrealized gain of $4,409,000 in other income (expense) from the re-measurement of a foreign currency forward contract that was put in place to mitigate the risk of foreign currency fluctuations on the purchase price, which was denominated in Euros. In January 2019, the Company realized a $3,215,000 net loss upon the settlement of this contract. Due to the timing of this acquisition, it was impracticable for the Company to compile pro-forma financial information and preliminary purchase accounting estimates in accordance with ASC 805 "Business Combinations."

Note 5. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its primary and Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of December 31, 2018, the Company had $40,300,000 outstanding under these facilities, $1,187,000 in outstanding letters of credit, and $63,981,000 in cash and cash equivalents. As of December 31, 2018, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit was $256,393,000. At December 31, 2017 the Company had $87,755,000 outstanding under these facilities, $887,000 in outstanding letters of credit, and $85,674,000 in cash and cash equivalents. As of December 31, 2017, the Company's available liquidity was $238,884,000, which is comprised of cash on hand and amounts available under both facilities, after letters of credit and outstanding borrowings.
Primary Asset-Based Revolving Credit Facility
In November 2017, the Company amended and restated its primary credit facility (the Third Amended and Restated Loan and Security Agreement) (the “ABL Facility”) with Bank of America N.A. and other lenders (the "ABL Lenders"), which provides a senior secured asset-based revolving credit facility of up to $330,000,000, comprised of a $260,000,000 U.S. facility, a $25,000,000 Canadian facility, and a $45,000,000 United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), the Company's intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Canada and the United Kingdom. The real estate and intellectual property components of the borrowing base under the ABL Facility are both amortizing. The amount available for the real estate portion is reduced quarterly over a 15-year period, and the amount available for the intellectual property portion is reduced quarterly over a 3-year period.
As of December 31, 2018, the Company had $40,300,000 in borrowings outstanding under the ABL Facility and $1,187,000 in outstanding letters of credit. Amounts available under the ABL Facility fluctuate with the general seasonality of the business and increase and decrease with changes in the Company’s inventory and accounts receivable balances. Inventory balances are generally higher in the fourth and first quarters to meet demand during the height of the golf season, and accounts receivable are generally higher during the first half of the year when sales are higher. Average outstanding borrowings during the year ended December 31, 2018 were $81,850,000, and average amounts available under the ABL Facility during the year ended December 31, 2018, after outstanding borrowings and letters of credit, was approximately $188,574,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable on November 19, 2022.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances.. These restrictions do not materially limit the Company's ability to pay future dividends at the current dividend rate. As of December 31, 2018, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below 10% of the maximum facility amount or $33,000,000. The Company’s borrowing base availability was above $33,000,000 during the year ended December 31, 2018, and the Company was in compliance with the fixed charge coverage ratio as of December 31, 2018. Had the Company not been in compliance with the fixed charge coverage ratio as of December 31, 2018, the maximum amount of additional indebtedness that could have been outstanding on December 31, 2018 would have been reduced by $33,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. At December 31, 2018, the Company’s trailing 12-month average interest rate applicable to its outstanding loans under the ABL Facility was 4.30%. The ABL Facility provides for monthly fees of 0.25% of the unused portion of the ABL Facility.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $2,336,000, which are amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees as of December 31, 2018 and 2017 were $1,825,000 and $2,197,000, respectively, of which $476,000 and $454,000, respectively, were included in other current assets and $1,349,000 and $1,743,000, respectively, were included in other long-term assets in the accompanying consolidated balance sheets.
Japan ABL Facility
In January 2018, the Company refinanced the asset-based loan agreement between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFJ, Ltd (the "Japan ABL Facility"), which provides a credit facility of up to 4,000,000,000 Yen (or U.S. $36,500,000, using the exchange rate in effect as of December 31, 2018) over a three-year term, subject to borrowing base availability under the facility. The amounts outstanding are secured by certain assets, including eligible inventory and eligible accounts receivable. The Company had no borrowings outstanding under the Japan ABL Facility as of December 31, 2018. The Japan ABL Facility also includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of December 31, 2018, the Company was in compliance with these covenants. The Japan ABL Facility is subject to an effective interest rate equal to the Tokyo interbank offered rate plus 0.80%. The average interest rate during 2018 was 0.86%. The facility expires in January 2021.
Equipment Note
In December 2017, the Company entered into a long-term financing agreement (the "Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of December 31, 2018, the Company had $9,628,000 outstanding under the Equipment Note, of which $2,411,000 were reported in current liabilities and $7,218,000 were reported in long-term liabilities in the accompanying consolidated balance sheet. The Company's interest rate applicable to outstanding borrowings was 3.79%. Total interest expense recognized during the year ended December 31, 2018 was $762,000. The equipment note amortizes over a 5-year term.
The Equipment Note is subject to compliance with the financial covenants in the Company's ABL Facility. As of December 31, 2018, the Company was in compliance with these covenants.
Term Loan B Facility
In January 2019, to fund the purchase price of the Jack Wolfskin acquisition, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A and other lenders party to the Credit Agreement (the "Term Lenders"). The Credit Agreement provides for a Term Loan B facility (the “Term Loan Facility”) in an aggregate principal of $480,000,000, which was issued less $9,600,000 in original issue discount and other transaction fees. Such amount may be increased pursuant to incremental facilities in the form of additional tranches of term loans or new commitments, up to a maximum incremental amount of $225,000,000, or an unlimited amount subject to compliance with a first lien net leverage ratio of 2.25 to 1.00. The Term Loan Facility is due in January 2026.
In connection with the Term Loan Facility, the Company entered into agreements with the lenders party to the Credit Agreement to mitigate the interest rate on $200,357,000 of the total principal outstanding under the Term Loan Facility, from a floating rate of LIBOR plus 4.50% to a fixed rate of 4.60%. This was achieved by entering into an interest rate hedge agreement and a cross-currency debt swap agreement, converting the $200,357,000 principal into €176,200,000, both of which mature in January 2025.
Loans under the Term Loan Facility are subject to interest at a rate per annum equal to either, at the Company's option, the LIBOR rate or the base rate, plus 4.50% or 3.50%, respectively, and any amounts outstanding are secured by the Company's assets. Principal payments of $1,200,000 are due quarterly, however the Company has the option to prepay any outstanding loan balance in whole or in part without premium or penalty. In addition, the Term Loan Facility requires excess cash flow payments beginning after December 31, 2019.

Loans outstanding under this facility are guaranteed by the Company's domestic subsidiaries. The loans and guaranties are secured by substantially all the assets of the Company and guarantors. In connection with the Credit Agreement, the Company amended its ABL Facility (the "Second Amendment to Third Amended and Restated Loan and Security Agreement") to expand the security interest granted to the ABL Lenders to match the security interest of the Term Lenders.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Events of default permitting acceleration under the Credit Agreement include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, certain cross defaults or a change of control.
Note 6. Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted earnings per common share takes into account the potential dilution that could occur if certain dilutive securities were exercised. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method in accordance with ASC Topic 260, “Earnings per Share.” Dilutive securities include outstanding stock options, restricted stock units and performance share units granted to employees and non-employee directors (see Note 14).
Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported or in periods when anti-dilution occurs.
The following table summarizes the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2018	2017	2016(1)
	(In thousands, except per share data)
Earnings per common share—basic
Net income attributable to Callaway Golf Company	$104,740	$40,806	$189,900
Weighted-average common shares outstanding—basic	94,579	94,329	94,045
Basic earnings per common share	$1.11	$0.43	$2.02

Earnings per common share—diluted
Net income attributable to Callaway Golf Company	$104,740	$40,806	$189,900
Weighted-average common shares outstanding—basic	94,579	94,329	94,045
Options and restricted stock	2,574	2,248	1,800
Weighted-average common shares outstanding—diluted	97,153	96,577	95,845
Diluted earnings per common share(1)	$1.08	$0.42	$1.98

(1)
During the fourth quarter of 2016, the Company reversed a significant portion of the valuation allowance on its U.S. deferred tax assets. This resulted in a favorable impact to net income of $156,600,000 ($1.63 per share), partially offset by $15,974,000 ($0.16 per share) as the result of the recognition of income taxes that were retroactive for all of 2016 on the Company's U.S. business (see Note 11). In addition, net income for 2016 includes a $17,662,000 ($0.18 per share) pre-tax gain from the sale of approximately 10.0% of the Company's investment in Topgolf (see Note 8).

Earnings per share—diluted, reflects the potential dilution that could occur if convertible securities, or other contracts to issue common stock, were exercised or converted into common stock. Options with an exercise price in excess of the average market value of the Company's common stock during the period have been excluded from the calculation as their effect would be antidilutive.
Antidilutive securities excluded from the earnings per share computation are summarized as follows:

•	For the year ended December 31, 2018, there were no securities excluded from the calculation of earnings per common share—diluted.

•	For the year ended December 31, 2017, securities outstanding totaling approximately 129,000, compromised of anti-dilutive options.

•	For the year ended December 31, 2016, securities outstanding totaling approximately 313,000, compromised of anti-dilutive options.
Note 7. Goodwill and Intangible Assets
Goodwill at December 31, 2018 decreased to $55,816,000 from $56,429,000 at December 31, 2017 due to foreign currency fluctuations of $721,000. Goodwill in 2017 includes additions of $5,885,000 and $23,748,000 as a result of the acquisitions of OGIO completed in January 2017 and TravisMathew completed in August 2017, respectively. The Company's goodwill is reported within the Golf Clubs and Gear, Accessories and Other operating segments (see Note 18).
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class:

	Useful Life (Years)	December 31, 2018			December 31, 2017
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
			(In thousands)			(In thousands)
Indefinite-lived:
Trade name, trademark and trade dress and other	NA	$218,364	$—	$218,364	$218,364	$—	$218,364
Amortizing:
Patents	2-16	31,581	31,543	38	31,581	31,491	90
Customer and distributor relationships, and other	1-9	15,780	9,490	6,290	15,780	8,476	7,304
Total intangible assets		$265,725	$41,033	$224,692	$265,725	$39,967	$225,758
Aggregate amortization expense on intangible assets was approximately $1,066,000, $546,000 and $71,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense related to intangible assets at December 31, 2018 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

2019	$1,053
2020	966
2021	910
2022	734
2023	595
Thereafter	2,069
$6,327
Note 8. Investments
Investment in Topgolf International, Inc.
The Company owns a minority interest of approximately 14.0% in Topgolf International, Inc. doing business as the Topgolf Entertainment Group ("Topgolf"), the owner and operator of Topgolf entertainment centers, which ownership consists of common stock and various classes of preferred stock. In connection with this investment, the Company has a preferred partner agreement with Topgolf in which the Company has preferred signage rights, rights as the preferred supplier of golf products used or offered for use at Topgolf facilities at prices no less than those paid by the Company’s customers, preferred retail positioning in Topgolf retail stores, and other rights incidental to those listed above.
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
As of December 31, 2018 and 2017, the Company's total investment in Topgolf was $72,238,000 and $70,495,000, respectively. The Company invested $1,742,000, $21,499,000 and $1,448,000 in shares of Topgolf in 2018, 2017 and 2016, respectively. The shares that were purchased in 2018 from other Topgolf shareholders were not acquired in orderly transactions as these transactions were not exposed to the market and were not subject to marketing activities. As such, at December 31, 2018, the Company continues to account for its investment in Topgolf at cost less impairments in accordance with ASU No. 2016-01. As of December 31, 2018, the Company has not recorded any impairments with respect to this investment. If in the future there is an observable price change as a result of an orderly transaction for the identical or similar investment in Topgolf, the Company would be required to assess the fair value impact, if any, on each identified or similar class of Topgolf stock held by the Company, and write such stock up or down to its estimated fair value, which could have a material effect on the Company's financial position and results of operations.
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
In February 2016, Topgolf announced that Providence Equity Partners L.L.C. (“Providence Equity”) made a significant minority preferred stock investment in Topgolf (the “Providence Equity Investment”). As required by the terms of the Providence Equity Investment, Topgolf used a portion of the proceeds it received to repurchase shares from its existing shareholders, other than Providence Equity (the “Topgolf Repurchase Program”). In April 2016, the Company sold approximately 10.0% or $5,767,000 (on a cost basis) of its preferred shares in Topgolf under the Topgolf Repurchase Program for $23,429,000, and recognized a gain of approximately $17,662,000 in other income (expense).
Note 9. Joint Venture
The Company has a joint venture in Japan, Callaway Apparel K.K., with its long-time apparel licensee, TSI Groove & Sports Co, Ltd., ("TSI") for the design, manufacture and distribution of Callaway-branded apparel, footwear and headwear in Japan. In July 2016, the Company contributed $10,556,000, primarily in cash, for a 52% ownership of the joint venture, and TSI contributed $9,744,000, primarily in inventory, for the remaining 48%. The Company has a majority voting percentage on matters pertaining to the business operations and significant management decisions of the joint venture, and as such, the Company is required to consolidate the financial results of the joint venture with the financial results of the Company. The joint venture is consolidated one month in arrears.
As a result of the consolidation, during the years ended December 31, 2018, 2017 and 2016, the Company recorded net income attributable to the non-controlling interest of $514,000, $861,000, and $1,054,000, respectively. During the years ended December 31, 2018 and 2017, the joint venture paid dividends to TSI of $821,000 and $974,000, respectively, which were recorded as a reduction in non-controlling interests in the consolidated financial statements. Total non-controlling interests on the Company's consolidated balance sheets and consolidated statements of shareholders' equity was $9,734,000 and $9,744,000 at December 31, 2018 and 2017, respectively.

Note 10. Selected Financial Statement Information

	December 31,
	2018	2017
	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$108,547	$120,066
Liability for sales returns	(24,522)	(15,470)
Accrued variable consideration for sales program incentives	(7,041)	(5,424)
Allowance for doubtful accounts	(5,610)	(4,447)
	$71,374	$94,725
Inventories:
Raw materials	$80,474	$67,785
Work-in-process	815	868
Finished goods	256,768	193,833
	$338,057	$262,486
Property, plant and equipment, net:
Land	$7,232	$7,322
Buildings and improvements	75,070	71,692
Machinery and equipment	111,055	98,116
Furniture, computers and equipment	111,793	108,706
Production molds	4,804	19,604
Construction-in-process	17,026	10,665
	326,980	316,105
Accumulated depreciation	(238,508)	(245,878)
	$88,472	$70,227
Accounts payable and accrued expenses:
Accounts payable	$42,468	$63,204
Accrued expenses	127,135	87,925
Accrued goods in-transit	39,050	24,998
	$208,653	$176,127
Accrued employee compensation and benefits:
Accrued payroll and taxes	$31,559	$29,363
Accrued vacation and sick pay	10,606	9,781
Accrued commissions	1,007	1,029
	$43,172	$40,173

Note 11. Income Taxes
The Company’s income before income tax provision was subject to taxes in the following jurisdictions for the following periods (in thousands):

	Years Ended December 31,
	2018	2017	2016(1)
United States	$100,031	$50,706	$38,268
Foreign	31,241	17,349	20,125
	$131,272	$68,055	$58,393
The expense (benefit) for income taxes is comprised of (in thousands):

	Years Ended December 31,
	2018	2017	2016(2)
Current tax provision:
Federal	$736	$610	$541
State	1,880	1,259	543
Foreign	6,577	6,135	7,289
	9,193	8,004	8,373
Deferred tax expense (benefit):
Federal	14,844	20,746	(129,405)
State	1,086	(1,127)	(10,693)
Foreign	895	(1,235)	(836)
	16,825	18,384	(140,934)
Income tax provision	$26,018	$26,388	$(132,561)

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
In December 2017, the Tax Act was enacted into legislation, which includes a broad range of provisions affecting businesses. The Tax Act significantly revises how companies compute their U.S corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S. owned undistributed foreign earnings and profits known as the toll charge or transition tax.
Pursuant to the SEC Staff Accounting Bulletin ("SAB") No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), a company may select among one of three scenarios to reflect the impact of the Tax Act in its financial statements within a measurement period. Those scenarios are (i) a final estimate which effectively closes the measurement period; (ii) a reasonable estimate leaving the measurement period open for future revisions; and (iii) no estimate as the law is still being analyzed in which case a company continues to apply its accounting on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. SAB 118 allows for the reporting provisional of amounts for certain income tax effects in scenarios (ii) and (iii). The measurement period began in the reporting period that includes the Tax Act’s enactment date and ended when the Company obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740. The Company provided a reasonable estimate for the impact of the Tax Act for the year ended December 31, 2017. The measurement period ended on December 22, 2018 and the Company recorded additional expense of $906,000 related to the transition tax. No other significant adjustments were made relating to the Tax Act.
Additionally, the Company has elected to treat GILTI as a period cost and will expense GILTI in the period it is incurred.
As of December 31, 2018 significant guidance with respect to the Tax Act remains proposed or outstanding. As such, many components of the 2018 tax expense remain estimates and are primarily based on proposed regulations and other guidance as released by the IRS and United States Treasury. The most significant estimate relates to foreign derived intangible income ("FDII").

The Company recorded $3,562,000 of tax benefit related to FDII which was calculated based on the Company’s best interpretation of the Tax Act and is not expected to differ materially if guidance differs from the Company's assumptions.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Reserves and allowances not currently deductible for tax purposes	$13,495	$12,783
Basis difference related to fixed assets	5,342	5,946
Compensation and benefits	8,416	7,807
Basis difference for inventory valuation	1,784	1,612
Compensatory stock options and rights	3,988	3,869
Deferred revenue and other	120	175
Operating loss carryforwards	7,191	21,799
Tax credit carryforwards	54,219	62,668
Basis difference related to intangible assets with a definite life	12,767	7,061
Other	5,678	634
Total deferred tax assets	113,000	124,354
Valuation allowance for deferred tax assets	(13,408)	(11,114)
Deferred tax assets, net of valuation allowance	$99,592	$113,240
Deferred tax liabilities:
Prepaid expenses	(1,181)	(773)
Basis difference related to intangible assets with an indefinite life	(25,128)	(22,891)
Total deferred tax liabilities	(26,309)	(23,664)
Net deferred tax assets	$73,283	$89,576
Net deferred tax assets (liabilities) are shown on the accompanying consolidated balance sheets as follows:
Non-current deferred tax assets	$75,079	$91,398
Non-current deferred tax liabilities	(1,796)	(1,822)
Net deferred tax assets	$73,283	$89,576
The net change in net deferred taxes in 2018 of $16,292,000 is primarily comprised of the utilization of net operating losses and tax credits through profitable operations offset by the generation of R&D credits and the foreign derived intangible income deduction.
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
In 2011, the Company established a valuation allowance against its U.S. deferred tax assets. During the fourth quarter of 2016, the Company evaluated all available positive and negative evidence, including the Company's improved profitability in 2015 and 2016, combined with future projections of profitability. As a result, the Company determined that the majority of its U.S. deferred tax assets were more likely than not to be realized and reversed a significant portion of the valuation allowance against those deferred tax assets accordingly. The remaining valuation allowance on the Company's U.S. deferred tax assets as of December

31, 2018 and 2017 relate primarily to state net operating loss carryforwards and credits the Company estimates it may not be able to utilize in future periods. With respect to non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and no significant allowances have been established.
At December 31, 2018, the Company had federal and state income tax credit carryforwards of $62,806,000 and $18,335,000, respectively, which will expire if unused at various dates beginning on December 31, 2024. Such credit carryforwards expire as follows (in thousands):

U.S. foreign tax credit	$47,407	2024 - 2028
U.S. research tax credit	$15,374	2030 - 2038
U.S. business tax credits	$25	2030 - 2038
State investment tax credits	$1,031	Do not expire
State research tax credits	$17,304	Do not expire
The Company has recorded a deferred tax asset reflecting the benefit of operating loss carryforwards. The net operating losses expire as follows (in thousands):

U.S. loss carryforwards	$—	N/A
State loss carryforwards	$105,771	2021 - 2035
The Company’s ability to utilize the losses and credits to offset future taxable income may be deferred or limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The Company determined that no ownership change has occurred for purposes of Section 382 for the period ended December 31, 2018.
A reconciliation of the effective tax rate on income or loss and the statutory tax rate is as follows:

	Years Ended December 31,
	2018	2017	2016
Statutory U.S. tax rate	21.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	2.0%	2.6%	3.1%
Federal and State tax credits, net of U.S. tax benefit	(6.0)%	(4.1)%	(5.0)%
Foreign income taxed at other than U.S. statutory rate	1.7%	(0.2)%	1.8%
Effect of foreign rate changes	(0.1)%	0.2%	0.5%
Foreign tax credit	(0.8)%	(1.3)%	(11.3)%
Basis differences of intangibles with an indefinite life	—%	0.1%	0.1%
Change in deferred tax valuation allowance	0.5%	(1.9)%	(262.4)%
Accrual for interest and income taxes related to uncertain tax positions	1.8%	2.2%	2.9%
Income (loss) from flowthrough entities	0.6%	1.0%	(0.2)%
Meals and entertainment	0.6%	1.1%	1.5%
Group loss relief	(0.4)%	(0.6)%	(1.6)%
Stock option compensation	(1.1)%	(2.0)%	0.2%
Foreign dividends and earnings inclusion	0.2%	0.7%	9.9%
Foreign tax withholding	0.5%	0.9%	0.6%
Executive compensation limitation	0.7%	0.5%	0.7%
Intra-entity asset transfers	0.8%	(6.3)%	—%
Enactment of the Tax Cuts and Jobs Act	0.3%	11.1%	—%
Foreign Derived Intangible Income Deduction	(2.7)%	—%	—%
Other	0.2%	(0.2)%	(2.8)%
Effective tax rate	19.8%	38.8%	(227.0)%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2018	2017	2016
Balance at January 1	$9,300	$8,256	$7,090
Additions based on tax positions related to the current year	1,354	1,061	969
Additions for tax positions of prior years	1,624	233	542
Reductions for tax positions of prior years	(148)	(192)	(80)
Settlement of tax audits	—	(33)	—
Reductions due to lapsed statute of limitations	(298)	(25)	(265)
Balance at December 31	$11,832	$9,300	$8,256
As of December 31, 2018, the gross liability for income taxes associated with uncertain tax benefits was $11,832,000. This liability could be reduced by $1,620,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, which was recorded as a long-term income tax receivable, as well as $4,090,000 of deferred taxes. The net amount of $6,122,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.
The Company does not expect changes to the unrecognized tax benefits in the next 12 months to have a material impact on its results of operations or its financial position.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company recognized a tax expense of approximately $42,000, $301,000, and $258,000 for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018 and 2017, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated balance sheets was $1,660,000 and $1,618,000, respectively.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Major Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2010 and prior
California (U.S.)	2008 and prior
Canada	2010 and prior
Japan	2011 and prior
South Korea	2012 and prior
United Kingdom	2014 and prior
As of December 31, 2018, the Company had $129,347,000 of undistributed foreign earnings and profits. Pursuant to the Tax Act, the Company’s undistributed foreign earnings and profits were deemed repatriated as of December 31, 2017 and 2018 foreign profits are not expected to be subject to U.S. income tax. The Company has not provided deferred tax liabilities for foreign withholding taxes and certain state income taxes on the undistributed earnings and profits from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States.
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
Lease Commitments
The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases, and certain office equipment under capital leases. Lease terms range from one to ten years expiring at various dates through December 2025, with options to renew operating leases at varying terms. Commitments for minimum lease payments under non-cancelable operating and capital leases as of December 31, 2018 are as follows (in thousands):

	Operating Leases	Capital Leases
2019	$10,184	$163
2020	9,345	117
2021	8,193	116
2022	7,750	113
2023	7,250	3
Thereafter	17,832	—
	$60,554	$512
Rent expense for the Company’s operating lease commitments for the years ended December 31, 2018, 2017 and 2016 was $19,379,000, $16,382,000 and $13,516,000, respectively. At December 31, 2018, the minimum rental payments under capital leases totaled $512,000. Minimum rental payments under operating leases with initial or remaining terms of one year or more totaled $60,554,000, net of sublease receipts of $419,000 at December 31, 2018.
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. As of December 31, 2018, the Company has entered into many of these contractual agreements with terms ranging from one to four years. The aggregate minimum obligations that the Company is required to pay under these agreements is $51,159,000 over the next five years. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item. Future purchase commitments as of December 31, 2018, are as follows (in thousands):

2019	$33,724
2020	10,075
2021	5,077
2022	2,283
$51,159
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $1,187,000 as of December 31, 2018.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during and as of the year ended December 31, 2018 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 13. Capital Stock
Common Stock and Preferred Stock
As of December 31, 2018, the Company has an authorized capital of 243,000,000 shares, $0.01 par value, of which 240,000,000 shares are designated common stock, and 3,000,000 shares are designated preferred stock. Of the preferred stock, 240,000 shares are designated Series A Junior Participating Preferred Stock and the remaining shares of preferred stock are undesignated as to series, rights, preferences, privileges or restrictions.
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

Treasury Stock and Stock Repurchases
In August 2014, the Company's Board of Directors authorized a $50,000,000 share repurchase program (the "2014 Repurchase Program") under which the Company was authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. Through April 2018, the Company had repurchased $46,900,000 of its common stock under this program. The 2014 Repurchase Program remained in effect until May 8, 2018, at which time it was canceled by the Board of Directors and replaced by a new share repurchase program with a maximum cost to the Company of $50,000,000 (the "2018 Repurchase Program"), under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The repurchases are made consistent with the terms of the Company's ABL Facility which limits the amount of stock that can be repurchased. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.
During 2018, the Company repurchased approximately 1,412,000 shares of its common stock under the 2014 and 2018 repurchase programs at an average cost per share of $15.90, for a total cost of $22,456,000. Included in these amounts are $6,081,000 of shares the Company withheld to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share units. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2018, the total amount remaining under the repurchase authorization was $49,719,000.
Note 14. Share-Based Employee Compensation
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
Stock Plans
As of December 31, 2018, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan").
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

The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2018:

	Authorized	Available	Outstanding(1)
	(In thousands)
2004 Incentive Plan	33,000	9,706	3,004
2013 Directors Plan	1,000	696	51
Total	34,000	10,402	3,055

(1)	Includes 6,000 shares of accrued incremental dividend equivalent rights on outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan.
Stock Options
All stock option grants made under the 2004 Incentive Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Outstanding stock options generally vest over a three-year period from the grant date and generally expire up to 10 years after the grant date. The Company recorded $14,000, $34,000 and $146,000 of compensation expense relating to outstanding stock options for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield. Compensation expense for employee stock options is recognized over the vesting term and is reduced by an estimate for forfeitures, which is based on the Company’s historical forfeitures of unvested options and awards. The Company did not grant stock options during the years ended December 31, 2018, 2017 and 2016. For the years ended December 31, 2018 and 2017, the weighted average estimated forfeiture rate used was 1.7% and 3.7% at December 31, 2016.
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
The following table summarizes the Company’s stock option activities for the year ended December 31, 2018 (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	980	$7.15
Granted	—	$—
Exercised	(232)	$7.05
Forfeited	—	$—
Expired	(57)	$14.92
Outstanding at December 31, 2018	691	$6.54	4.05	$6,053
Vested and expected to vest in the future at December 31, 2018	691	$6.54	4.05	$6,053
Exercisable at December 31, 2018	691	$6.54	4.05	$6,053
At December 31, 2018, there was no unrecognized compensation expense related to options granted to employees under the Company’s share-based payment plans.
The total intrinsic value for options exercised during the years ended December 31, 2018, 2017 and 2016 was $2,621,000, $3,546,000 and $1,005,000, respectively. Cash received from the exercise of stock options for the years ended December 31, 2018, 2017 and 2016 was $1,636,000, $5,362,000 and $2,637,000, respectively.

Restricted Stock Units
Restricted stock units awarded under the 2004 Incentive Plan and the 2013 Directors Plan are recorded at the Company’s closing stock price on the date of grant. Restricted stock units generally vest over a one- to three-year period. At December 31, 2018, 2017 and 2016, the weighted average grant-date fair value of restricted stock units granted was $15.30, $10.94 and $9.36, respectively. The Company recorded $5,949,000, $5,537,000 and $4,283,000 of compensation expense related to restricted stock units in 2018, 2017 and 2016, respectively.
The table below is a roll-forward of the activity for restricted stock units during the 12 months ended December 31, 2018 (in thousands, except fair value amounts):

Restricted Stock Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2018	1,276	$10.09
Granted	424	15.30
Vested	(451)	9.28
Forfeited	(10)	11.32
Nonvested at December 31, 2018[1]	1,239	$12.16

(1)	Excludes 6,000 shares of accrued incremental dividend equivalent rights on outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan.
At December 31, 2018, there was $8,918,000 of total unrecognized compensation expense related to nonvested restricted stock units granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.
Performance Share Units
Performance share units granted under the 2004 Incentive Plan are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified metrics which are generally over a one- to three-year performance period from the date of grant. These performance metrics are established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 0% to 200% of the participant's target award. Performance share units are initially valued at the Company's closing stock price on the date of grant. Stock compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period. The expense recognized over the vesting period is adjusted up or down based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the threshold performance metrics are not achieved as of the end of the performance period. The performance share units generally cliff-vest in full three years from the date of grant.
The Company granted 307,000, 462,000 and 420,000 performance share units during the years ended December 31, 2018, 2017 and 2016, respectively, at a weighted average grant-date fair value of $14.80, $10.68 and $8.61 per share, respectively. These awards are subject to a three-year performance period provided that (i) if certain first year performance goals are achieved, the participant could earn up to 50% of the three-year target award shares, subject to continued service through the vesting date, and (ii) if certain cumulative first and second year performance goals are achieved, the participant could earn up to an aggregate of 80% of the three-year target award shares (which includes any shares earned during the first year), subject to continued service through the vesting date. Based on the Company’s performance, participants earned a minimum of 50% of the target award shares granted in 2017, and 80% of the target award shares granted in 2016, subject to continued service through the vesting dates.
During the years ended December 31, 2018, 2017 and 2016, the Company recognized total compensation expense, net of estimated forfeitures, of $7,567,000, $7,075,000 and $4,536,000, respectively, for performance share units. At December 31, 2018, the unamortized compensation expense related to these awards was $10,066,000, which is expected to be recognized over a weighted-average period of 1.1 years.

The table below is a roll-forward of the activity for performance share units during the 12 months ended December 31, 2018 (in thousands, except fair value amounts):

Performance Share Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2018[1]	1,433	$9.05
Granted	307	14.80
Vested	(606)	7.87
Forfeited	(15)	10.68
Nonvested at December 31, 2018	1,119	$11.10

(1)	Nonvested performance share units as of January 1, 2018, are comprised of 1,292,000 shares at the target award rate adjusted for shares earned by participants at 130.2% for awards granted in 2015.
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
There were no awards outstanding as of December 31, 2018 and 2017. The Company reversed $32,000 and recognized $320,000 during the years ended December 31, 2017 and 2016, respectively, in compensation expense related to previously granted awards.

Share-Based Compensation Expense
The table below summarizes the amounts recognized in the financial statements for the years ended December 31, 2018, 2017 and 2016 for share-based compensation, including expense for stock options, restricted stock units, performance share units and cash settled stock appreciation rights (in thousands):

	2018	2017	2016
Cost of sales	$976	$907	$704
Operating expenses	12,554	11,708	8,581
Total cost of employee share-based compensation included in income before income tax	$13,530	$12,615	$9,285
Note 15. Employee Benefit Plan
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
The portion of the participant’s account attributable to elective deferral contributions and rollover contributions are 100% vested and nonforfeitable. Participants vest in employer contributions at a rate of 50% per year, becoming fully vested after the completion of two years of service. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $2,340,000, $1,927,000 and $1,842,000 during 2018, 2017 and 2016, respectively.
Note 16. Fair Value of Financial Instruments
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

The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 17) that are measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
2018
Foreign currency forward contracts —asset position	$4,539	$—	$4,539	$—
Foreign currency forward contracts —liability position	(236)	—	(236)	—
	$4,303	$—	$4,303	$—
2017
Foreign currency forward contracts —asset position	$179	$—	$179	$—
Foreign currency forward contracts —liability position	(239)	—	(239)	—
	$(60)	$—	$(60)	$—
The fair value of the Company’s foreign currency forward contracts is based on observable inputs that are corroborated by market data. Observable inputs include broker quotes, daily market foreign currency rates and forward pricing curves. Remeasurement gains and losses on foreign currency forward contracts designated as cash flow hedges are recorded in other comprehensive income, and in other income (expense) for non-designated foreign currency forward contracts (see Note 17).
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, trade accounts receivable and trade accounts payable at December 31, 2018 and 2017 are categorized within Level 1 of the fair value hierarchy due to the short-term nature of these balances. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated balance sheets as of December 31, 2018 and 2017, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Primary Asset-Based Revolving Credit Facility(2)	$40,300	$40,300	$74,000	$74,000
Japan ABL Facility(1)	$—	$—	$13,755	$13,755
Equipment Note(2)	$9,629	$9,629	$11,815	$11,815
Standby letters of credit(3)	$1,187	$1,187	$887	$887

(1)
The carrying value of amounts outstanding under the Primary Asset-Based Revolving and the Japan ABL credit facilities approximate the fair value due to the short term nature of these obligations. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 5 for information on the Company's credit facilities, including certain risks and uncertainties related thereto.

(2)
In December 2017, the Company entered into the Equipment Note secured by certain equipment at the Company's golf ball manufacturing facility. As of December 31, 2018, the Company had $9,629,000 outstanding under the Equipment Note. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 5 for further information.

(3)
The carrying value of the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts. The fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or when certain indicators are present. These assets include long-lived assets, goodwill and non-amortizing intangible assets that are written down to fair value when they are held for sale or determined to be impaired. In each of 2018, 2017, and 2016, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 17. Derivatives and Hedging
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
The following table summarizes the fair value of the Company's foreign currency forward contracts as well as the location of the asset and/or liability on the consolidated balance sheets at December 31, 2018 and 2017 (in thousands):

	Asset Derivatives
	December 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$54	Other current assets	$168

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$4,485	Other current assets	$11

	Liability Derivatives
	December 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$39	Accounts payable and accrued expenses	$194

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$197	Accounts payable and accrued expenses	$45
The Company's foreign currency forward contracts are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated balance sheets at December 31, 2018 and 2017.

Cash Flow Hedging Instruments
The Company uses foreign currency forward contracts designated as qualifying cash flow hedging instruments to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 to 15 months from their inception. At December 31, 2018, the Company had no outstanding foreign currency forward contracts designated as cash flow hedges. At December 31, 2017, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $14,210,000. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the critical terms method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. Any ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 16).
As of December 31, 2018, the Company recorded a net gain of $389,000 in other comprehensive income related to its hedging activities. Of this amount, for the year ended December 31, 2018, net gains of $236,000 were relieved from other comprehensive income and recognized in cost of goods sold for the underlying intercompany sales that were recognized. There were no ineffective gains or losses recognized during 2018. Gains on forward points of $377,000 were recognized as incurred. Based on the current valuation, the Company expects to reclassify net gains of $133,000 from accumulated other comprehensive income into net earnings during the next 12 months. See Note 2 for a rollforward of accumulated other comprehensive income.
The Company recognized a net loss of $187,000 in cost of goods sold in the year ended December 31, 2017.
The following tables summarize the net effect of all cash flow hedges on the consolidated financial statements for the year ended December 31, 2018, 2017, and 2016 (in thousands):

	Net Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2018	2017	2016
Foreign currency forward contracts	$389	$(2,679)	$(538)

	Net Gain (Loss) Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2018	2017	2016
Foreign currency forward contracts	$236	$(187)	$(2,514)

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualified hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At December 31, 2018, 2017 and 2016, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $459,600,000, $4,821,000 and $14,821,000, respectively. The significant increase in 2018 includes a foreign currency forward contract that was put in place to mitigate the risk of foreign currency fluctuations in connection with the acquisition of Jack Wolfskin, which was denominated in Euros (see Note 4). The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the statement of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 16).
The following table summarizes the location of gains and losses on the consolidated statements of operations that were recognized during the years ended December 31, 2018, 2017 and 2016, respectively, in addition to the derivative contract type (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivative instruments	Years Ended December 31,
		2018	2017	2016
Foreign currency forward contracts	Other income (expense), net	$9,705	$(7,958)	$(6,563)
In addition, during the year ended December 31, 2018, 2017, and 2016, the Company recognized net foreign currency losses of $2,824,000 and gains of $808,000, $226,000, respectively, related to transactions with foreign subsidiaries, respectively.
Note 18. Segment Information
The Company has three operating and reportable segments that are organized on the basis of products, namely (i) Golf Clubs, (ii) Golf Balls and (iii) Gear, Accessories and Other. The Golf Clubs segment consists of Callaway Golf drivers and fairway woods, hybrids, irons and wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets and sales of pre-owned golf clubs. At the product category level, sales of packaged sets are included within irons, and sales of pre-owned golf clubs are included in the respective woods, irons and putters product categories. The Golf Balls segment consists of Callaway Golf and Strata golf balls that are designed, manufactured and sold by the Company. The Gear, Accessories and Other segment consists of golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other lifestyle and golf-related apparel, gear and accessories, OGIO branded personal storage gear and accessories, TravisMathew branded apparel, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products. There are no significant intersegment transactions.
Due to the recent acquisition of Jack Wolfskin in January 2019 (Note 4), significant growth in the Company's soft goods business is anticipated, and as such, it will be evaluating its global business platform, including its management structure, operations, supply chain and distribution, which may result in changes in the composition of its operating and reportable segments.

The table below contains information utilized by management to evaluate its operating segments.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net sales:
Golf Clubs	$717,293	$643,096	$582,381
Golf Balls	195,654	162,546	152,261
Gear, Accessories and Other	329,887	243,094	136,550
	$1,242,834	$1,048,736	$871,192
Income (loss) before income tax:
Golf Clubs	$104,177	$77,018	$48,489
Golf Balls	27,887	26,854	23,953
Gear, Accessories and Other	56,620	30,631	18,223
Reconciling items(1)	(57,412)	(66,448)	(32,272)
	$131,272	$68,055	$58,393
Identifiable assets:(2)
Golf Clubs	$343,506	$321,265	$276,654
Golf Balls	94,098	57,120	45,758
Gear, Accessories and Other	269,432	236,515	35,788
Reconciling items(3)	345,908	376,257	443,082
	$1,052,944	$991,157	$801,282
Additions to long-lived assets:(3)
Golf Clubs	$9,176	$11,396	$6,163
Golf Balls	18,602	12,178	6,585
Gear, Accessories and Other	9,712	3,790	2,050
	$37,490	$27,364	$14,798
Goodwill:
Golf Clubs	$26,183	$26,904	$25,593
Golf Balls	—	—	—
Gear, Accessories and Other(4)	29,633	29,525	—
	$55,816	$56,429	$25,593
Depreciation and amortization:
Golf Clubs	$3,239	$8,769	$8,509
Golf Balls	7,926	4,496	4,355
Gear, Accessories and Other	8,783	4,340	3,722
	$19,948	$17,605	$16,586

(1)
Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. In 2018, reconciling items include $7,261,000 of net foreign currency exchange gains, and $3,661,000 of transaction costs associated with the Jack Wolfskin acquisition that was completed in January 2019. Reconciling items in 2017 include $11,264,000 of transaction and transitional costs associated with the acquisitions of OGIO and TravisMathew in 2017, and net foreign currency exchange losses of $6,880,000. In 2016, reconciling items include a $17,662,000 gain in connection with the sale of approximately 10.0% of the Company's investment in Topgolf (see Note 8) and net foreign currency exchange losses of $2,691,000.

(2)
Identifiable assets are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the three segments including cash and cash equivalents, net accounts receivable, and deferred tax assets. The $30,349,000 decrease in reconciling items in 2018 compared to 2017 was primarily due to decreases of $21,693,000 in cash and cash equivalents and $16,319,000 in deferred tax assets related to utilization of net operating losses, tax credits, and tax reform regulations released in 2018. The $66,825,000 decrease in reconciling items in 2017 compared to 2016 was primarily due a $40,301,000 decrease in cash and cash equivalents primarily to fund the OGIO and TravisMathew acquisitions in 2017, combined with a $23,535,000 decrease in net deferred tax assets primarily due to the utilization of net operating losses and the reevaluation of deferred tax assets as a result of the Tax Act.

(3)	Additions to long-lived assets are comprised of purchases of property, plant and equipment.

(4)	The $30,836,000 increase in goodwill in 2017 compared to 2016 was primarily as a result of the acquisitions of OGIO and TravisMathew in 2017.
The Company’s net sales by product category are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net sales:
Woods	$304,459	$307,865	$216,094
Irons	316,463	250,636	278,562
Putters	96,371	84,595	87,725
Golf Balls	195,654	162,546	152,261
Accessories and Other	329,887	243,094	136,550
	$1,242,834	$1,048,736	$871,192
The Company markets its products in the United States and internationally, with its principal international markets being Japan and Europe. The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Sales	Long-Lived Assets(1)
	(In thousands)
2018
United States	$706,332	$422,803
Europe	149,602	6,855
Japan	223,707	8,723
Rest of Asia	92,026	4,200
Other foreign countries	71,167	10,378
	$1,242,834	$452,959
2017(2)
United States	$564,648	$403,493
Europe	140,947	7,681
Japan	199,372	7,635
Rest of Asia	76,530	3,717
Other foreign countries	67,239	11,248
	$1,048,736	$433,774
2016
United States	$447,613	$199,617
Europe	122,805	7,260
Japan	170,760	6,201
Rest of Asia	67,099	2,668
Other foreign countries	62,915	10,405
	$871,192	$226,151

(1)	Long-lived assets include all non-current assets of the Company except deferred tax assets.

(2)	Prior period amounts have been reclassified to conform to current year presentation of regional sales related to OGIO-branded products.

Note 19. Transactions with Related Parties
The Callaway Golf Company Foundation (the “Foundation”) oversees and administers charitable giving and makes grants to selected organizations. Officers of the Company also serve as directors of the Foundation and the Company’s employees provide accounting and administrative services for the Foundation. In each of 2018, 2017 and 2016, the Company recognized charitable contribution expense of $750,000 for the Foundation.
Note 20. Summarized Quarterly Data (Unaudited)

	Fiscal Year 2018 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$403,191	$396,311	$262,654	$180,678	$1,242,834
Gross profit	$200,462	$192,697	$115,239	$69,971	$578,369
Net income (loss)	$62,731	$60,934	$9,740	$(28,151)	$105,254
Less: Net income attributable to non-controlling interests	$(124)	$67	$223	$348	$514
Net income (loss) attributable to Callaway Golf Company	$62,855	$60,867	$9,517	$(28,499)	$104,740
Earnings (loss) per common share(1)
Basic	$0.66	$0.65	$0.10	$(0.30)	$1.11
Diluted	$0.65	$0.63	$0.10	$(0.30)	$1.08

	Fiscal Year 2017 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$308,927	$304,548	$243,604	$191,657	$1,048,736
Gross profit	$147,715	$148,165	$104,902	$79,666	$480,448
Net income (loss)	$25,880	$31,474	$3,089	$(18,776)	$41,667
Less: Net income attributable to non-controlling interests	$191	$31	$29	$610	$861
Net income (loss) attributable to Callaway Golf Company	$25,689	$31,443	$3,060	$(19,386)	$40,806
Earnings (loss) per common share(1)
Basic	$0.27	$0.33	$0.03	$(0.20)	$0.43
Diluted	$0.27	$0.33	$0.03	$(0.20)	$0.42

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.