Form 10-Q
period 2019-03-31
CALLAWAY GOLF CO
filed 2019-05-10
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.01 par value per share	ELY	The New York Stock Exchange
As of March 31, 2019, the number of shares outstanding of the Registrant’s common stock was 94,044,778.

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

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of Callaway Golf Company: Airpad, Apex, Apex Smoke, Apex Tour, APW, Aqua Dry, Arm Lock, Backstryke, Big Bertha, Big Bertha Alpha, Big T, Black Series, Bounty Hunter, Broomstick, C, C Grind, Callaway, Callaway Capital, Callaway Epic Flash, Callaway Golf, Callaway Jaws, Callaway Media Productions, Callaway Supersoft, Capital, Chev, Chev 18, Chevron Device, Chrome Soft, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, D.A.R.T., Dawn Patrol, Demonstrably Superior And Pleasingly Different, Divine, Double Wide, Eagle, Engage, Epic, Epic Flash, ERC, ERC Soft, Exo, Cage, F Stylized, Fast Tech Mantle, Flash Face Technology, FT Optiforce, FT Performance, FT Tour, FTiZ, Fusion, Fusion Zero, GBB, GBB Epic, Gems, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Griptac, Grom, Groove, In, Groove Technology, Heavenwood, Hex Aerodynamics, Hex Chrome, Hex Solaire, High Energy Core, HX, Hyper Dry, Hyper, Lite, Hyper Speed Face, I, MIX, Innovate or Die, Ion-X, Jack Wolfskin, Jailbird, Jailbreak, Jaws MD5, Kings of Distance, Legacy, Longer From Everywhere, Mack Daddy, Magna, Majestic, MarXman, MD3 Milled, MD4 Tactical, MD5, MD5 Jaws, Metal-X, Microhinge Face Insert, New Graphene Dual Softfast Core, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Works, Ogio, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO ME, OGIO MY EXPRESSION, OGIO RENEGADE, OGIO SAVAGE, OGIO SHADOW, Opti Flex, Opti Grip, Opti Shield, Opti Therm, OptiFit, Opti Vent, ORG 14, ORG 15, Patch Design, Paw Print, PRESTIGE 7, ProType, ∙R∙, R Ball, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shredder, Side Sauce, SLED, SoftFast, Solaire, Sorry for Being Awesome, Speed Regime, Speed Step, SR1, SR2, SR3, Steelhead XR, Steelhead, Strata, Strata Jet, Stroke Lab, Stronomic, Sub Zero, Superhot, Supersoft,  Suspended Energy Core, T M, Tank, Tank Cruiser, Tech Series, Teron, Texapore, TI, HOT, TMCA, Toe Up, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, Trionomer Cover, Triple Track Design Truvis, Truvis Pattern, Tyro, udesign, Uptown, Versa, VFT, W Grind, Warbird, Weather Series, Wedgeducation, White Hot, White Hot Pro, White Hot Pro Havok, White Hot Tour, White Ice, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, X-ACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series, XR, XR 16, XR MAX, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball, 3 Deep.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$78,939	$63,981
Accounts receivable, net	285,848	71,374
Inventories	382,298	338,057
Income taxes receivable	8,842	713
Other current assets	67,385	50,781
Total current assets	823,312	524,906
Property, plant and equipment, net	116,523	88,472
Operating lease right-of-use assets, net	129,526	—
Intangible assets, net	497,191	224,692
Goodwill	209,887	55,816
Deferred taxes, net	72,545	75,079
Investment in golf-related venture	72,238	72,238
Other assets	12,500	11,741
Total assets	$1,933,722	$1,052,944
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$212,706	$208,653
Accrued employee compensation and benefits	34,342	43,172
Asset-based credit facilities	214,482	40,300
Accrued warranty expense	10,783	7,610
Operating lease liabilities, short-term	30,185	—
Current portion of long-term debt	4,632	2,411
Income taxes payable	11,108	1,091
Total current liabilities	518,238	303,237
Long-term liabilities:
Operating lease liabilities, long-term	102,391	—
Long-term debt (Note 5)	465,756	7,218
Income tax liability	4,413	4,430
Deferred taxes, net	84,662	1,796
Other long-term liabilities	6,928	1,955
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 95,648,648 shares issued at both March 31, 2019 and December 31, 2018, respectively	956	956
Additional paid-in capital	326,209	341,241
Retained earnings	461,456	413,799
Accumulated other comprehensive loss	(20,172)	(13,700)
Less: Common stock held in treasury, at cost, 1,603,870 and 1,137,470 shares at March 31, 2019 and December 31, 2018, respectively	(26,595)	(17,722)
Total Callaway Golf Company shareholders’ equity	741,854	724,574
Non-controlling interest in consolidated entity (Note 9)	9,480	9,734
Total shareholders’ equity	751,334	734,308
Total liabilities and shareholders’ equity	$1,933,722	$1,052,944
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Net sales	$516,197	$403,191
Cost of sales	277,764	202,729
Gross profit	238,433	200,462
Operating expenses:
Selling expense	119,321	82,960
General and administrative expense	36,938	21,894
Research and development expense	12,538	9,624
Total operating expenses	168,797	114,478
Income from operations	69,636	85,984
Interest income	189	52
Interest expense	(9,828)	(1,580)
Other expense, net	(1,940)	(4,506)
Income before income taxes	58,057	79,950
Income tax provision	9,556	17,219
Net income	48,501	62,731
Less: Net loss attributable to non-controlling interest	(146)	(124)
Net income attributable to Callaway Golf Company	$48,647	$62,855

Earnings per common share:
Basic	$0.51	$0.66
Diluted	$0.50	$0.65
Weighted-average common shares outstanding:
Basic	94,684	94,975
Diluted	96,419	97,038

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$48,501	$62,731
Other comprehensive income:
Change in derivative instruments	(3,174)	(1,556)
Foreign currency translation adjustments	(2,978)	4,721
Comprehensive income, before income tax on other comprehensive income items	42,349	65,896
Income tax benefit on derivative instruments	(428)	(249)
Comprehensive income	41,921	65,647
Less: Comprehensive income (loss) attributable to non-controlling interests	(108)	589
Comprehensive income attributable to Callaway Golf Company	$42,029	$65,058

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$48,501	$62,731
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,977	4,737
Lease amortization expense	9,154	—
Amortization of debt issuance costs	647	—
Inventory step-up on acquisition	5,367	—
Deferred taxes, net	4,005	14,035
Non-cash share-based compensation	3,435	2,999
Loss/(gain) on disposal of long-lived assets	75	(3)
Unrealized (gain)/loss on foreign currency hedges	(478)	2,060
Change in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(187,577)	(185,490)
Inventories	42,173	4,134
Other assets	(2,962)	(760)
Accounts payable and accrued expenses	(22,730)	200
Accrued employee compensation and benefits	(14,983)	(12,883)
Accrued warranty expense	966	654
Operating leases	(8,714)	—
Income taxes receivable/payable, net	(4,468)	(1,748)
Other liabilities	(992)	60
Net cash used in operating activities	(120,604)	(109,274)
Cash flows from investing activities:
Capital expenditures	(11,304)	(7,964)
Investments in golf related ventures	—	(282)
Acquisition, net of cash acquired	(463,105)	—
Proceeds from sales of property and equipment	15	—
Net cash used in investing activities	(474,394)	(8,246)
Cash flows from financing activities:
Proceeds from credit facilities, net	174,182	90,768
Principal payments on finance leases	(114)	—
Borrowings on long-term debt	480,000	—
Debt issuance cost	(18,129)	—
Exercise of stock options	—	752
Dividends paid, net	(953)	(954)
Repayments of long-term debt	(1,760)	(539)
Acquisition of treasury stock	(27,377)	(20,123)
Net cash provided by financing activities	605,849	69,904
Effect of exchange rate changes on cash and cash equivalents	4,107	660
Net increase (decrease) in cash and cash equivalents	14,958	(46,956)
Cash and cash equivalents at beginning of period	63,981	85,674
Cash and cash equivalents at end of period	$78,939	$38,718
Supplemental disclosures:
Cash paid for income taxes, net	$3,259	$4,244
Cash paid for interest and fees	$5,042	$1,317
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$18,467	$4,331
Accrued capital expenditures at period-end	$1,178	$746
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance at December 31, 2018	95,649	$956	$341,241	$413,799	$(13,700)	(1,138)	$(17,722)	$724,574	$9,734	$734,308
Acquisition of treasury stock	—	—	—	—	—	(1,654)	(27,377)	(27,377)	—	(27,377)
Compensatory awards released from restriction	—	—	(18,467)	—	—	803	18,467	—	—	—
Share-based compensation	—	—	3,435	—	—	—	—	3,435	—	3,435
Stock dividends	—	—	—	(37)	—	385	37	—	—	—
Cash dividends ($0.01 per share)	—	—	—	(953)	—	—	—	(953)	—	(953)
Equity adjustment from foreign currency translation	—	—	—	—	(2,870)		—	(2,870)	(108)	(2,978)
Change in fair value of derivative instruments, net of tax	—	—	—	—	(3,602)	—	—	(3,602)	—	(3,602)
Net income	—	—	—	48,647	—		—	48,647	(146)	48,501
Balance at March 31, 2019	95,649	$956	$326,209	$461,456	$(20,172)	(1,604)	$(26,595)	$741,854	$9,480	$751,334

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance at December 31, 2017	95,043	$950	$335,222	$324,081	$(6,166)	(411)	$(4,456)	$649,631	$9,744	$659,375
Adoption of accounting standard	—	—	—	(11,185)	—	—	—	(11,185)	—	(11,185)
Acquisition of treasury stock	—	—	—	—	—	(1,273)	(20,123)	(20,123)	—	(20,123)
Exercise of stock options	—	—	(538)	—	—	98	1,290	752	—	752
Compensatory awards released from restriction	606	6	(4,298)	(39)	—	358	4,331	—	—	—
Share-based compensation	—	—	2,999	—	—	—	—	2,999	—	2,999
Cash dividends ($0.01 per share)	—	—	—	(954)	—	—	—	(954)	—	(954)
Equity adjustment from foreign currency translation	—	—	—	—	4,132	—	—	4,132	589	4,721
Change in fair value of derivative instruments, net of tax	—	—	—	—	(1,805)	—	—	(1,805)	—	(1,805)
Net Income	—	—	—	62,855	—	—	—	62,855	(124)	62,731
Balance at March 31, 2018	95,649	$956	$333,385	$374,758	$(3,839)	(1,228)	$(18,958)	$686,302	$10,209	$696,511

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by Callaway Golf Company (the “Company” or “Callaway Golf”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Commission. These consolidated condensed financial statements, in the opinion of management, include all the normal and recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include provisions for warranty, uncollectible accounts receivable, inventory obsolescence, sales returns, and tax contingencies and estimates related to the Tax Act enacted in December 2017, and estimates on the valuation of share-based awards and recoverability of long-lived assets and investments. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or as new information becomes available.
Recent Accounting Standards
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this ASU will remove, modify or add to the disclosure requirements for fair value measurements in Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurement" ("Topic 820"). The amendments are effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of this ASU and may delay adoption of the additional disclosures required for public companies until the effective date of this ASU. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements and disclosures.
Adoption of New Accounting Standards

On January 1, 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)" "(Topic 842)" utilizing the modified retrospective adoption method, and the targeted improvement amendments under ASU 2018-11, which allows entities to change their date of initial application to January 1, 2019 and not restate the comparative prior periods in the period of adoption when transitioning to Topic 842. Under Topic 842, the Company elected the transition relief package to not reassess (1) any expired or existing contracts that are leases or contain leases, (2) the classification of any expired or existing leases and (3) initial direct costs for any existing leases. Therefore, the consolidated condensed financial statements for 2019 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, for all leases with a term greater than 12 months. The adoption of the new lease standard had a significant impact on the Company's consolidated condensed balance sheets due to the recognition of $133,632,000 of right-of-use assets for operating leases and a corresponding lease obligation of $136,290,000. The accounting for finance leases is substantially unchanged. The adoption of Topic 842 did not have a material impact on the Company's lease classification or on its statements of operations and liquidity. Additionally, adoption of Topic 842 did not have a material impact on the Company’s debt-covenant compliance under its current agreements. See to Note 2, "Leases," for information regarding the Company's adoption of Topic 842 and the Company's undiscounted future lease payments and the timing of those payments.

On January 1, 2019, the Company adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The new standard refined and expanded hedge accounting for both financial (e.g., interest rate) and commodity risks to create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also targeted improvements to simplify the application of hedge accounting guidance. Based on the Company's assessment, this new standard did not have a material impact on the Company's consolidated condensed financial statements and disclosures.
Note 2. Leases
The Company leases office space, manufacturing plants, warehouses, distribution centers and vehicles and equipment, as well as retail and/or outlet locations related to the TravisMathew and Jack Wolfskin businesses and the apparel joint venture in Japan. Certain real estate leases include one or more options to renew, with renewal terms that can extend the lease term for up to five years. The exercise of lease renewal options are at the Company's sole discretion. Certain leases also include options to purchase the leased property. When deemed reasonably certain of exercise, the renewal and purchase options are included in the determination of the lease term and lease payment obligation, respectively. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Right-of-use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the rate implicit in the lease contract in determining the present value of lease payments. If the implicit rate is not provided, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including the lease term. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For vehicle leases, the Company accounts for the lease and non-lease components as a single lease component. In addition, select lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation.
Supplemental balance sheet information related to leases is as follows (in thousands):

	Balance Sheet Location	Three Months Ended March 31, 2019
Operating leases
ROU assets, net	Operating lease ROU assets, net	$129,526
Lease liabilities, short-term	Operating lease liabilities, short-term	$30,185
Lease liabilities, long-term	Operating lease liabilities, long-term	$102,391

Finance Leases
ROU assets, net,	Other Assets	$1,524
Lease liabilities, short-term	Accounts payable and accrued expenses	$712
Lease liabilities, long-term	Long-term other	$727

The components of lease expense are as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease costs	$8,897
Financing lease costs:
Amortization of right-of-use assets	257
Interest on lease liabilities	25
Total financing lease costs	282
Variable lease costs	1,340
Total lease costs	$10,519
Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,714
Operating cash flows from finance leases	$25
Financing cash flows from finance leases	$114

Lease liabilities arising from new ROU assets
Operating leases	$3,059
Finance leases	$—

Weighted Average remaining lease term (years)
Operating leases	6.6
Finance leases	2.7

Weighted Average Discount Rate
Operating leases	5.5%
Finance leases	4.5%
Future minimum lease obligations as of March 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2019	$28,611	$611
2020	31,368	565
2021	25,032	178
2022	17,817	137
2023	13,706	21
Thereafter	47,886	—
Total future lease payments	164,420	1,512
Less: imputed interest	31,844	73
Total	$132,576	$1,439
Note 3. Revenue Recognition
The Company recognizes revenue from the sale of its products, which include golf clubs, golf balls and other lifestyle and golf-related apparel and accessories. The Company sells its products to customers, which include on- and off-course golf shops and national retail stores, as well as to consumers through its e-commerce business and at its apparel retail locations. In addition, the Company recognizes royalty income from the sale by third-party licensees of certain soft goods products, as well as revenue from the sale of gift cards.
The Company's contracts with customers are generally in the form of a purchase order. In certain cases, the Company enters into sales agreements containing specific terms, discounts and allowances. In addition, the Company enters into licensing agreements with certain distributors.
The following table presents the Company's revenue disaggregated by major product category and operating and reportable segment (in thousands):

	Operating Segments(1)
For the Three Months Ended March 31,	Golf Equipment	Apparel, Gear & Other	Total
2019
Golf Clubs	$261,785	$—	$261,785
Golf Balls	61,834	—	61,834
Apparel	—	96,246	96,246
Gear, Accessories & Other	—	96,332	96,332
	$323,619	$192,578	$516,197
2018
Golf Clubs	$257,441	$—	$257,441
Golf Balls	54,922	—	54,922
Apparel	—	12,149	12,149
Gear, Accessories & Other	—	78,679	78,679
	$312,363	$90,828	$403,191

(1)	The Company changed its operating segments as of January 1, 2019 (see Note 18). Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
The Company sells its golf equipment products and apparel, gear and other products in the United States and internationally, with its principal international regions being Japan and Europe. Sales of golf equipment in each region are generally proportional to the Company's consolidated net sales by operating segment as a percentage of total consolidated net sales. Sales of apparel, gear and other are proportionately higher in Europe as a result of the Jack Wolfskin acquisition completed in January 2019.
The following table presents information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped (in thousands):

	Three Months Ended March 31,
	2019	2018
Major Geographic Region:(1)
United States	$249,001	$235,161
Europe	126,613	51,202
Japan	73,228	69,275
Rest of World	67,355	47,553
	$516,197	$403,191

(1) In connection with the Company's assessment of its reportable operating segments the Company also reassessed its reportable regions. As a result, starting on January 1, 2019, the Company will report regional sales previously reported in rest of Asia and other foreign countries in rest of world. Accordingly, the prior period amounts have been reclassified to conform to current year presentation of regional sales.
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
Royalty Income
Royalty income is recognized over time in net sales as underlying product sales occur, subject to certain minimum royalties, in accordance with the related licensing arrangements and is included in the Company's Apparel, Gear and Other operating segment. Total royalty income for the three months ended March 31, 2019 and 2018 was $4,678,000 and $4,844,000, respectively.
Gift Cards
Revenues from gift cards are deferred and recognized when the cards are redeemed. The Company’s gift cards have no expiration date. The Company recognizes revenue from unredeemed gift cards, otherwise known as breakage, when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company uses this historical redemption rate to recognize breakage on unredeemed gift cards over the redemption period. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. As of December 31, 2018 and 2017, the total amount of deferred revenue on gift cards was $1,096,000 and $971,000, respectively, of which $389,000 and $274,000 was recognized into revenue during the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, the total amount of deferred revenue on gift cards was $1,021,000.
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
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product's life cycle of approximately two years, and price concessions or price reductions are generally offered at the end of the product's life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to net sales using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates, and adjusts the rate as deemed necessary in order to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate during the three months ended March 31, 2019. Historically, the Company's actual amount of variable consideration related to these sales programs has not been materially different from its estimates.
The Company records an estimate for anticipated returns as a reduction of sales and cost of sales, and accounts receivable, in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also offers its customers sales programs that allow for specific returns. The Company records a return liability as an offset to accounts receivable for anticipated returns related to these sales programs at the time of the sale based on the terms of the sales program.The cost recovery of inventory associated with this reserve is accounted for in other current assets. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates.
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
The following table provides a reconciliation of the activity related to the Company’s allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Beginning balance	$5,610	$4,447
Provision for credit losses	(123)	(595)
Write-off of uncollectible amounts, net of recoveries	(13)	(43)
Ending balance	$5,474	$3,809
The Company has a two-year stated product warranty on its golf clubs and Jack Wolfskin gear, as well as a limited lifetime warranty for OGIO gear. The estimated cost associated with its product warranty continues to be recognized at the time of the sale. See Note 11 for further information.
Note 4. Business Combinations
Acquisition of JW Stargazer Holding GmbH
In January 2019, the Company completed the acquisition of JW Stargazer Holding GmbH, the owner of the international, premium outdoor apparel, footwear and equipment brand, Jack Wolfskin, for €457,394,000 (including cash acquired of €50,984,000) or approximately $521,201,000 (including cash acquired of $58,096,000), subject to working capital adjustments. The Company financed the acquisition with a Term Loan B facility in the aggregate principal amount of $480,000,000 (see Note 5). Jack Wolfskin designs premium outdoor apparel, footwear and equipment targeted at the active outdoor and urban outdoor customer categories. This acquisition is expected to further enhance the Company's lifestyle category and provide a platform for future growth in the active outdoor and urban outdoor categories, which the Company believes are complementary to its portfolio of brands and product capabilities. In addition, the Company anticipates it will realize synergies with respect to supply chain operations as well as warehousing and distribution activities.
The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition in accordance with Topic 820. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The Company may adjust the preliminary purchase price allocation as soon as practicable during the measurement period of up to one year after the acquisition closing date as it obtains more information as to facts and circumstances existing as of the acquisition date.

The allocation of the purchase price presented below is based on management's estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are valued at historical carrying values, which approximates fair value. Inventory was valued using the net realizable value approach, which was based on the estimated selling price in the ordinary course of business less reasonable disposal costs and a profit on the disposal efforts. The customer and distributor relationships were valued under the income approach based on the present value of future earnings. The Company will amortize the fair value of these relationships over a 10 year period. The trade name was valued under the royalty savings income approach method, which is equal to the present value of the after-tax royalty savings attributable to owning the trade name as opposed to paying a third party for its use. For this valuation the Company used a royalty rate of 5.0%, which is reflective of royalty rates paid in market transactions, and a discount rate of 10.0% on the future cash flows generated by the net after-tax savings. The goodwill of $156,484,000 arising from the acquisition consists largely of the synergies expected from combining the operations of the Company and Jack Wolfskin. As of March 31, 2019, the Company has not completed its assessment of the fair value of the operating leases assumed in connection with the acquisition. The Company is in the process of determining whether the terms of each of these operating leases are favorable or unfavorable compared with the market terms of leases of the same or similar items at the acquisition date. Upon the completion of its assessment, the Company will recognize an intangible asset if the terms of an operating lease are favorable relative to market terms and a liability if the terms are unfavorable relative to market terms. In addition, the Company will adjust the fair value of the deferred taxes acquired and recognized in connection with the acquisition should the Company make any changes to the preliminary purchase price allocation of the underlying acquired assets and liabilities. As a non-taxable stock acquisition, the Company does not expect the value attributable to the acquired intangibles and goodwill to be tax deductible. All of the goodwill was assigned to the Apparel, Gear and Other operating segment.
In connection with the acquisition, the Company recognized transaction costs of approximately $8,384,000, of which $4,723,000 was recognized in general and administrative expenses during the three months ended March 31, 2019, and $3,661,000 was recognized in 2018. In addition, the Company recorded a loss of $3,215,000 in other income (expense) in the first quarter of 2019 upon the settlement of a foreign currency forward contract to mitigate the risk of foreign currency fluctuations on the purchase price, which was denominated in Euros. In December 2018, the Company recognized an unrealized gain of $4,409,000 in connection with this foreign currency forward contract.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation (in thousands):

At January 4, 2019
Assets Acquired
Cash	$58,096
Accounts receivable	36,521
Inventories	93,097
Other current assets	7,400
Property and equipment	26,180
Deferred tax assets	2,557
Other assets	24
Intangibles - trade name	239,295
Intangibles - franchisee & distributor relationships	38,743
Goodwill	156,484
Total assets acquired	658,397
Liabilities Assumed
Accounts Payable and accrued liabilities	52,986
Deferred tax liabilities	84,210
Net assets acquired	$521,201

Supplemental Pro-Forma Information (Unaudited)
The following table presents supplemental pro-forma information for the three months ended March 31, 2019 and 2018 as if the Jack Wolfskin acquisition had occurred on January 1, 2018. These amounts have been calculated after applying the Company's accounting policies and are based upon currently available information. For this analysis, the Company assumed that costs associated with the acquisition, including the amortization of intangible assets and the step-up of inventory, as well as the tax effect on those costs, were recognized as of January 1, 2018. Pre-acquisition net sales and net income amounts for Jack Wolfskin were derived from the books and records of Jack Wolfskin prepared prior to the acquisition and are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the dates noted below.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net sales	$516,197	$507,255
Net income attributable to Callaway Golf Company	$58,577	$53,880
For the three months ended March 31, 2019, the Company's consolidated results of operations included net sales of $92,709,000 and a net loss of $5,549,000 attributable to Jack Wolfskin. These results include the recognition of amortization expense of $6,327,000 related to the fair value adjustment of the acquired inventory combined with the amortization of the intangible asset related to distributor relationships, as well as $881,000 in non-recurring acquisition and transition related costs. These results also reflect the seasonality of the Jack Wolfskin business as they transition out of the fall/winter season and prepare for spring/summer.
Note 5. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its primary and Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of March 31, 2019, the Company had $214,482,000 outstanding under these facilities, $1,228,000 in outstanding letters of credit, and $78,939,000 in cash and cash equivalents. As of March 31, 2019, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit and outstanding borrowings, was $223,402,000. As of March 31, 2018, the Company had $178,523,000 outstanding under these facilities, $1,271,000 in outstanding letters of credit, and $38,718,000 in cash and cash equivalents. As of March 31, 2018, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit and outstanding borrowings, was $220,129,000.
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
As of March 31, 2019, the Company had $179,300,000 in borrowings outstanding under the ABL Facility and $1,228,000 in outstanding letters of credit. Amounts available under the ABL Facility fluctuate with the general seasonality of the business and increase and decrease with changes in the Company’s inventory and accounts receivable balances. Inventory balances are generally higher in the fourth and first quarters to meet demand during the height of the golf season, and accounts receivable are generally higher during the first half of the year when sales are higher. Average outstanding borrowings during the three months ended March 31, 2019 were $131,830,000, and average amounts available under the ABL Facility during the three months ended March 31, 2019, after outstanding borrowings and letters of credit, was approximately $124,784,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable on November 20, 2022.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. These restrictions do not materially limit the Company's ability to pay future dividends at the current dividend rate. As of March 31, 2019, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below 10% of the maximum facility amount or $33,000,000. The Company’s borrowing base availability was above $33,000,000 during the three months ended March 31, 2019, and the Company was in compliance with the fixed charge coverage ratio as of March 31, 2019. Had the Company not been in compliance with the fixed charge coverage ratio as of March 31, 2019, the maximum amount of additional indebtedness that could have been outstanding on March 31, 2019 would have been reduced by $33,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the U.K. and the U.S. borrowing bases, as adjusted. At March 31, 2019 the Company’s trailing 12 month average interest rate applicable to its outstanding loans under the ABL Facility was 4.54%. Additionally, the ABL Facility provides for monthly fees of 0.25% of the unused portion of the ABL Facility.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $2,675,000, which are amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees at March 31, 2019 and December 31, 2018 were $2,025,000 and $2,107,000, respectively, of which $565,000 and $460,000, respectively, were included in other current assets and $1,460,000 and $1,647,000, respectively, were included in other long-term assets in the accompanying consolidated condensed balance sheets.
Japan ABL Facility
In January 2018, the Company refinanced the asset-based loan agreement between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFJ, Ltd (the "Japan ABL Facility"), which provides a credit facility of up to 4,000,000,000 Yen (or U.S. $36,084,000, using the exchange rate in effect as of March 31, 2019) over a three-year term, subject to borrowing base availability under the facility. The amounts outstanding are secured by certain assets, including eligible inventory and eligible accounts receivable. The Company had 3,900,000,000 Yen (or U.S. $35,181,900, using the exchange rate in effect as of March 31, 2019) in borrowings outstanding under the Japan ABL Facility as of March 31, 2019. The Japan ABL Facility also includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of March 31, 2019, the Company was in compliance with these covenants. The Japan ABL Facility is subject to an effective interest rate equal to the Tokyo interbank offered rate plus 0.80%. The average interest rate during 2019 was 0.86%. The facility expires in January 2021.
Long-Term Debt
Equipment Note
In December 2017, the Company entered into a long-term financing agreement (the "Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of March 31, 2019 and December 31, 2018, the Company had $9,069,000 and $9,628,000, respectively, outstanding under the Equipment Note, of which $2,422,000 and $2,411,000 were reported in current liabilities, respectively, and $6,647,000 and $7,218,000 were reported in long-term liabilities, respectively, in the accompanying consolidated condensed balance sheets. The Company's interest rate applicable to outstanding borrowings was 3.79%. Total interest expense recognized during the three months ended March 31, 2019 was $90,000. The equipment note amortizes over a 5-year term.
The Equipment Note is subject to compliance with the financial covenants in the Company's ABL Facility. As of March 31, 2019, the Company was in compliance with these covenants.

Term Loan B Facility
In January 2019, to fund the purchase price of the Jack Wolfskin acquisition, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A and other lenders party to the Credit Agreement (the "Term Lenders"). The Credit Agreement provides for a Term Loan B facility (the “Term Loan Facility”) in an aggregate principal of $480,000,000, which was issued less $9,600,000 in original issue discount and other transaction fees. Such principal amount may be increased pursuant to incremental facilities in the form of additional tranches of term loans or new commitments, up to a maximum incremental amount of $225,000,000, or an unlimited amount subject to compliance with a first lien net leverage ratio of 2.25 to 1.00. The Term Loan Facility is due in January 2026.
As of March 31, 2019, the Company had $461,319,000 outstanding under the Term Loan Facility net of debt issuance costs, of which $2,210,000 is reflected in current liabilities. Unamortized debt issuance costs as of March 31, 2019 were $17,481,000, of which $2,590,000 was reflected in the short-term portion of the facility, and $14,891,000 was reflected in the long-term portion of the facility. Total interest and amortization expense recognized during the three months ended March 31, 2019 was $8,780,000.
Loans under the Term Loan Facility are subject to inter est at a rate per annum equal to either, at the Company's option, the LIBOR rate or the base rate, plus 4.50% or 3.50%, respectively, and any amounts outstanding are secured by the Company's assets. Principal payments of $1,200,000 are due quarterly, and an amount equal to the outstanding unpaid principal is due on the maturity date. The Company has the option to prepay any outstanding loan balance in whole or in part without premium or penalty. In addition, the Term Loan Facility requires annual excess cash flow payments beginning after December 31, 2019.
In order to mitigate the risk of interest rate fluctuations under the Term Loan Facility, the Company entered into agreements with the lenders party to the Credit Agreement to swap the floating rate of LIBOR plus 4.50% to a fixed rate of 4.60% on $200,357,000 of the total principal outstanding under the Term Loan Facility. This was achieved by entering into an interest rate hedge agreement and a cross-currency debt swap agreement, converting the $200,357,000 principal into €176,200,000, both of which mature in January 2025. During the three months ended March 31, 2019, the Company recognized interest income of $1,018,000 under the cross-currency swap to offset the interest expense recognized under the Term Loan Facility.
Loans outstanding under this facility are guaranteed by the Company's domestic subsidiaries. The loans and guaranties are secured by substantially all the assets of the Company and guarantors. In connection with the Credit Agreement, the Company amended its ABL Facility to expand the security interest granted to the ABL Lenders to match the security interest of the Term Lenders.
The Credit Agreement contains a cross-default provision with respect to any indebtedness of the Company as defined in the Credit Agreement, as well as customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Events of default permitting acceleration under the Credit Agreement include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, certain cross defaults or a change of control.
The following table presents the Company's combined aggregate amount of maturities for its Equipment Note and Term-Loan Facility over the next five years and thereafter as of March 31, 2019. Amounts payable under the Term Loan Facility included below represent the minimum principal repayment obligations. As of March 31, 2019, the Company does not anticipate excess cash flow repayments as defined by the Term Loan Facility.

(in thousands)
Remainder of 2019	$5,547
2020	$7,396
2021	$7,396
2022	$7,396
2023	$4,800
2024	$4,800
Thereafter	$452,600

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
The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Earnings per common share—basic
Net income attributable to Callaway Golf Company	$48,647	$62,855
Weighted-average common shares outstanding—basic	94,684	94,975
Basic earnings per common share	$0.51	$0.66
Earnings per common share—diluted
Net income attributable to Callaway Golf Company	$48,647	$62,855
Weighted-average common shares outstanding—basic	94,684	94,975
Outstanding options, restricted stock units and performance share units	1,735	2,063
Weighted-average common shares outstanding—diluted	96,419	97,038
Dilutive earnings per common share	$0.50	$0.65
As of March 31, 2019, the Company had a nominal number of securities that had an anti-dilutive effect on the calculation of diluted earnings per common share. Such securities were excluded from the calculation. As of March 31, 2018, there were no anti-dilutive securities and as such, there were no securities excluded from the calculation of diluted earnings per common share.
Note 7. Inventories
Inventories are summarized below (in thousands):

	March 31, 2019	December 31, 2018
Inventories:
Raw materials	$72,261	$80,474
Work-in-process	980	815
Finished goods	309,057	256,768
	$382,298	$338,057
Note 8. Goodwill and Intangible Assets
Goodwill at March 31, 2019 increased to $209,887,000 from $55,816,000 at December 31, 2018. This $154,071,000 increase was primarily due to the Jack Wolfskin acquisition in January 2019 (see Note 4), combined with foreign currency fluctuations, which were nominal for the three months ended March 31, 2019. The Company's goodwill is reported in the Golf Equipment and Apparel, Gear and Other operating segments (see Note 18).

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and non-amortizing intangible assets are subject to an annual impairment test or more frequently when impairment indicators are present. There were no impairment charges recognized during the three months ended March 31, 2019. The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	March 31, 2019			December 31, 2018
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$453,942	$—	$453,942	$218,364	$—	$218,364
Amortizing:
Patents	2-16	31,581	31,556	25	31,581	31,543	38
Distributor, customer relationships and other	1-10	53,921	10,697	43,224	15,780	9,490	6,290
Total intangible assets		$539,444	$42,253	$497,191	$265,725	$41,033	$224,692
Aggregate amortization expense on intangible assets was approximately $1,220,000 and $267,000 for the three months ended March 31, 2019 and 2018, respectively.
Amortization expense related to intangible assets at March 31, 2019 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2019	$3,647
2020	4,780
2021	4,724
2022	4,548
2023	4,409
Thereafter	21,141
$43,249
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
As a result of the consolidation, during the three months ended March 31, 2019, the Company recorded net income attributable to the non-controlling interest of $146,000 in its consolidated condensed statements of operations. Total non-controlling interests on the Company's consolidated condensed financial statements was $9,480,000 and $9,734,000 at March 31, 2019 and December 31, 2018, respectively.
Note 10. Investments
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
There were no additional investments during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company invested $282,000 in shares of Topgolf. The shares that were purchased during the three months ended March 31, 2018 from other Topgolf shareholders were not acquired in orderly transactions as these transactions were not exposed to the market and were not subject to marketing activities. Since the adoption of ASU 2016-01, there were no observable transactions which would provide an estimate of fair value. As such, at March 31, 2019 and December 31, 2018, the Company's investment in Topgolf is reflected at cost less impairments in accordance with ASU No. 2016-01. The Company's total investment in Topgolf as of both March 31, 2019 and December 31, 2018 was $72,238,000.
As of March 31, 2019, the Company has not recorded any impairments with respect to this investment. If in the future there is an observable price change as a result of an orderly transaction for the identical or similar investment in Topgolf, the Company would be required to assess the fair value impact, if any, on each identified or similar class of Topgolf stock held by the Company, and write such stock up or down to its estimated fair value, which could have a material effect on the Company's financial position and results of operations.
Note 11. Product Warranty
The Company has a stated two-year warranty policy for its golf clubs and Jack Wolfskin gear, as well as a limited lifetime warranty for OGIO gear. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The warranty provision for the three months ended March 31, 2019 includes the warranty reserves assumed in connection with the Jack Wolfskin acquisition (see Note 4).
The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning balance	$7,610	$6,657
Provision	2,479	2,366
Provision liability assumed from acquisition	2,327	—
Claims paid/costs incurred	(1,633)	(1,712)
Ending balance	$10,783	$7,311
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
As of March 31, 2019, significant guidance with respect to the Tax Act remains proposed or outstanding. As such, many components of the 2019 tax expense remain estimates and are primarily based on proposed regulations and other guidance as released by the IRS and United States Treasury. The most significant estimate relates to foreign derived intangible income (FDII) and global intangible low taxed income (GILTI).

During the quarter ending March 31, 2019, the Company acquired Jack Wolfskin for approximately $521,201,000 (including cash acquired of $58,096,000) in a non-taxable acquisition. The Company recorded a deferred tax liability of $88,392,000 related to the intangibles upon acquisition. See Note 4 Business Combinations for further details.
The realization of deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. Due to the Company’s continued profitability, combined with future projections of profitability, the Company has determined that the majority of its U.S. deferred tax assets are more likely than not to be realized. The valuation allowance on the Company’s U.S. deferred tax assets as of March 31, 2019 primarily relates to state net operating loss carryforwards and credits that the Company estimates it may not be able to utilize in future periods. With respect to previously existing non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established. The Company is currently assessing the need for valuation allowances within the Jack Wolfskin group. As of March 31, 2019 the Company maintains all valuation allowances established prior to the acquisition and will adjust these balances if necessary as the Company obtains more information within the measurement period.
The income tax provision was $9,556,000 and $17,219,000 for the three months ended March 31, 2019 and 2018, respectively. The decrease in the provision was primarily due to the reduction of pre-tax income. As a percent of pre-tax income, the Company's effective tax rate declined to 16.5% compared to 21.5% for the first quarter of 2018 primarily due to a shift in the mix of foreign earnings relative to the prior year.
At March 31, 2019, the gross liability for income taxes associated with uncertain tax positions was $12,121,000. Of this amount, $6,334,000 would benefit the Company’s consolidated condensed financial statements and effective income tax rate if favorably settled. The unrecognized tax liabilities are expected to increase by approximately $2,000 during the next 12 months. The gross liability for uncertain tax positions increased by $289,000 for the three months ended March 31, 2019. The increase was primarily due to increases in tax positions taken in the current quarter.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended March 31, 2019 and 2018, the Company's provision for income taxes includes a net expense of $32,000 and $117,000, respectively, related to the recognition of interest and/or penalties. As of March 31, 2019 and December 31, 2018, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $1,692,000 and $1,660,000, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2010 and prior
California (United States)	2008 and prior
Canada	2010 and prior
Japan	2012 and prior
South Korea	2013 and prior
United Kingdom	2014 and prior
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
The Company regularly assesses such matters to determine the degree of probability that the Company will incur a material loss as a result of such matters as well as the range of possible loss. An estimated loss contingency is accrued in the Company’s consolidated condensed financial statements if it is probable the Company will incur a loss and the amount of the loss can be reasonably estimated. The Company reviews all claims, proceedings and investigations at least quarterly and establishes or adjusts any accruals for such matters to reflect the impact of negotiations, settlements, advice of legal counsel and other information and events pertaining to a particular matter. All legal costs associated with such matters are expensed as incurred.
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
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, as well as endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. The Company has entered into many of these contractual agreements with terms ranging from one to four years. The minimum obligation that the Company is required to pay as of March 31, 2019 under these agreements is $101,575,000 over the next four years as follows (in thousands):

Remainder of 2019	$51,619
2020	23,687
2021	15,512
2022	8,662
2023	2,095
$101,575
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

Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $1,228,000 as of March 31, 2019.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s consolidated condensed financial statements. The fair value of indemnities, commitments and guarantees that the Company issued as of March 31, 2019 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 14. Share-Based Employee Compensation
As of March 31, 2019, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan"). From time to time, the Company grants stock options, restricted stock units, performance share units, phantom stock units, stock appreciation rights and other awards under these plans.

The table below summarizes the amounts recognized in the financial statements for the three months ended March 31, 2019 and 2018 for share-based compensation, including expense for restricted stock units, performance share units, stock options and cash settled stock appreciation rights.

	Three Months Ended March 31,
	2019	2018
	In thousands
Cost of sales	$249	$213
Operating expenses	3,186	2,786
Total cost of share-based compensation included in income, before income tax	$3,435	$2,999
Restricted Stock Units
Restricted stock units awarded under the 2004 Incentive Plan and the 2013 Directors Plan are valued at the Company’s closing stock price on the date of grant. Restricted stock units generally vest over a one- to three-year period. Compensation expense for restricted stock units is recognized on a straight-line basis over the vesting period and is reduced by an estimate for forfeitures. The number of shares underlying restricted stock units granted during the three months ended March 31, 2019 was nominal. During the three months ended March 31, 2019 and 2018, the Company granted 400,000 and 360,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $15.17 and $14.80 per share, respectively.
Total compensation expense, net of estimated forfeitures, recognized for restricted stock units during the three months ended March 31, 2019 and 2018 was $1,799,000 and $1,387,000. At March 31, 2019, the Company had $13,292,000 of total unamortized compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.8 years.
Performance Based Awards
The Company grants performance share units and awards subject to total shareholder return metrics under the 2004 Incentive Plan.
Performance share units are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified metrics over a one- to five-year performance period from the date of grant. These performance metrics are established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 0% to 200% of the participant's target award. Performance share units are initially valued at the Company's closing stock price on the date of grant. Stock compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period. The expense recognized over the vesting period is adjusted up or down based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the threshold performance metrics are not achieved as of the end of the performance period. The performance share units cliff-vest in full over a period of three to five years from the date of grant.
The Company granted 226,000 and 307,000 shares underlying performance share units during the three months ended March 31, 2019 and 2018, respectively, at a weighted average grant-date fair value of $15.17 and $14.80 per share, respectively. The awards granted during 2019 and 2018 are subject to a three- to five-year performance period provided that (i) if certain first year performance goals are achieved, the participant could earn up to 50% of the three-year target award shares, subject to continued service through the vesting date, and (ii) if certain cumulative first- and second-year performance goals are achieved, the participant could earn up to an aggregate of 80% of the three-year target award shares (which includes any shares earned during the first year), subject to continued service through the vesting date. Based on the Company’s performance, participants earned a minimum of 50% of the target award shares granted in 2018, in each case subject to continued service through the vesting date.
Performance share units with total shareholder return requirements are awards that compare the performance of the Company's common stock over a three-year period to that of the Company's peer group. The fair value of these awards is derived using the Monte Carlo simulation which utilizes the stock volatility, dividend yield and market correlation of the Company and the Company's peer group. During the three months ended March 31, 2019, the Company granted 149,000 shares underlying performance share units subject to total shareholder return requirements at a weighted average grant-date fair value of $16.96 per share. There were no performance share units granted that were subject to total shareholder return requirements in the first quarter of 2018. Stock compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over a three-year vesting period.
During the three months ended March 31, 2019 and 2018, the Company recognized total compensation expense, net of estimated forfeitures, for performance based awards of $1,636,000 and $1,604,000. At March 31, 2019, unamortized compensation expense related to these awards was $13,677,000, which is expected to be recognized over a weighted-average period of 2.1 years.
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
The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 16) that are measured at fair value on a recurring basis by the above pricing levels at March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Foreign currency forward contracts—asset position	$4,767	$—	$4,767	$—
Foreign currency forward contracts—liability position	(501)	—	(501)	—

Cross-currency debt swap agreements—asset position	4,733	—	4,733	—
Cross-currency debt swap agreements—liability position	(3,193)	—	(3,193)	—

Interest rate hedge agreements—asset position	44	—	44	—
Interest rate hedge agreements—liability position	(3,932)	—	(3,932)	—
	$1,918	$—	$1,918	$—
December 31, 2018
Foreign currency forward contracts—asset position	$4,539	$—	$4,539	$—
Foreign currency forward contracts—liability position	(236)	—	(236)	—
	$4,303	$—	$4,303	$—
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

Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at March 31, 2019 and December 31, 2018 are categorized within Level 1 of the fair value hierarchy. The table below summarizes information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated condensed balance sheets as of March 31, 2019 and December 31, 2018, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility(1)	$461,319	$461,319	$—	$—
Primary Asset-Based Revolving Credit Facility(2)	$214,482	$214,482	$40,300	$40,300
Equipment Note(3)	$9,069	$9,069	$9,629	$9,629
Standby letters of credit(4)	$1,228	$1,228	$1,187	$1,187

(1)	In January 2019, the Company entered into the Term Loan Facility. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 5 for further information.

(2)
The carrying value of the amounts outstanding under the Company's ABL Facility approximates the fair value due to the short-term nature of these obligations. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 5 for information on the Company's credit facilities, including certain risks and uncertainties related thereto.

(3)
In December 2017, the Company entered into the Equipment Note secured by certain equipment at the Company's golf ball manufacturing facility. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 5 for further information.

(4)
The carrying value of the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts. The fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or more frequently if certain indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments that are written down to fair value when they are held for sale or determined to be impaired. During each of the three months ended March 31, 2019 and 2018, there were no impairment indicators related to the Company's assets that are measured at fair value on a nonrecurring basis. Assets purchased in connection with the acquisitions of Jack Wolfskin were valued at their fair value on the date of purchase (see Note 4).
Note 16. Derivatives and Hedging
In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses designated cash flow hedges and non-designated hedges in the form of foreign currency forward contracts to mitigate the impact of foreign currency translation on transactions that are denominated primarily in Japanese Yen, British Pounds, Euros, Canadian Dollars, Australian Dollars and Korean Won, and designated cross-currency debt swaps to mitigate the impact of variable interest rates on long-term debt.
The Company accounts for its foreign currency forward contracts and cross-currency debt swaps in accordance with ASC Topic 815, "Derivatives and Hedging ("ASC Topic 815"). ASC Topic 815 requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as a designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Gains and losses from the remeasurement of qualifying cash flow hedges are recorded as a component of other comprehensive income and released into earnings as a component of cost of goods sold or net sales during the period in which the hedged transaction takes place. Gains and losses on the ineffective portion of hedges (hedges that do not meet accounting requirements due to ineffectiveness) and derivatives that are not elected for hedge accounting treatment are immediately recorded in earnings as a component of cost of goods sold and other income (expense), respectively.

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
The following table summarizes the fair value of the Company's derivative instruments as well as the location of the asset and/or liability on the consolidated condensed balance sheets at March 31, 2019 and December 31, 2018 (in thousands):

	Asset Derivatives
	March 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$1,032	Other current assets	$54
Cross-currency debt swap agreements	Other current assets	4,733	Other current assets	—
Interest rate hedge agreements	Other current assets	44	Other current assets	—
Total		$5,809		$54

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$3,735	Other current assets	$4,485

	Liability Derivatives
	March 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$220	Accounts payable and accrued expenses	$39

Cross-currency debt swap agreements	Accounts payable and accrued expenses	1,167	Accounts payable and accrued expenses	—
	Other long-term liabilities	2,026	Other long-term liabilities	—

Interest rate hedge agreements	Accounts payable and accrued expenses	311	Accounts payable and accrued expenses	—
	Other long-term liabilities	3,621	Other long-term liabilities	—
Total		$7,345		$39

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$281	Accounts payable and accrued expenses	$197
The Company's derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated condensed balance sheets at March 31, 2019 and December 31, 2018.
Cash Flow Hedging Instruments
Hedges of Foreign Currency Exchange Risk
The Company uses foreign currency derivatives designated as qualifying cash flow hedging instruments, including currency forward contracts and cross-currency swaps, to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries to mitigate the exposure. These contracts generally mature within 12 to 15 months from their inception. At March 31, 2019, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $53,662,000. At December 31, 2018, the Company had no outstanding foreign currency forward contracts designated as cash flow hedges. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the critical terms method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. Any ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 15).
As of March 31, 2019, the Company recorded a net gain of $546,000 in other comprehensive income related to its foreign currency hedging activities. Of this amount, net gains of $178,000 for the three months ended March 31, 2019 were relieved from other comprehensive income and recognized in cost of goods sold for the underlying intercompany sales that were recognized, and net gains of $324,000 for the three months ended March 31, 2019 were relieved from other comprehensive income related to the amortization of forward points. The Company recognized net losses of $45,000 in cost of goods sold for the three months ended March 31, 2018. There were no ineffective hedge gains or losses recognized during the three months ended March 31, 2019. Based on the current valuation, the Company expects to reclassify net gains of $857,000 from accumulated other comprehensive income into net earnings during the next 12 months.
Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate hedges as part of its interest rate risk management strategy. Interest rate hedges designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2019, such derivatives were used to hedge the variable cash flows associated with the Company’s variable rate $480,000,000 term loan.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest income (expense) in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income (expense) as interest payments are made or received on the Company’s variable-rate debt. Based on the current valuation, the Company expects to reclassify net interest expense of $200,000 from accumulated other comprehensive income into earnings during the next 12 months.
As of March 31, 2019, the notional amounts of the outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk were $199,856,000.
As of March 31, 2019, the Company recorded a net gain of $4,071,000 in other comprehensive income (loss) related to its cross currency swap activities, and net losses of $3,941,000 related to its interest rate hedging activities. Of this amount, net gains of $3,704,000 were relieved from other comprehensive income and recognized in other income for the three months ended March 31, 2019. There were no ineffective hedge gains or losses recognized during the three months ended March 31, 2019.

The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the three months ended March 31, 2019 (in thousands):

	Gain/(Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2019	2018
Foreign currency forward contracts	$546	$(1,601)
Cross-currency debt swap agreements	4,071	—
Interest rate hedge agreements	(3,941)	—
	$676	$(1,601)

	Gain/(Loss) Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2019	2018
Foreign currency forward contracts	$146	$(45)
Cross-currency debt swap agreements	3,714	—
Interest rate hedge agreements	(10)	—
	$3,850	$(45)

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At March 31, 2019 and December 31, 2018, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $202,533,000 and $459,600,000, respectively. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the consolidated condensed statements of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 15).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during three months ended March 31, 2019 and 2018, respectively, in addition to the derivative contract type (in thousands):

	Location of Net Gain/(Loss) Recognized in Income on Derivative Instruments	Amount of Net Gain/(Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended March 31,
		2019	2018
Foreign currency forward contracts	Other expense, net	$750	$(6,469)
In addition, for the three months ended March 31, 2019 and 2018 the Company recognized net foreign currency losses of $5,338,000 and $635,000, related to transactions with its foreign subsidiaries, respectively.

Note 17. Accumulated Other Comprehensive Loss
The following table details the amounts reclassified from accumulated other comprehensive loss to cost of goods sold, as well as changes in foreign currency translation for the three months ended March 31, 2019. Amounts are in thousands.

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, December 31, 2018, after tax	$107	$(13,807)	$(13,700)
Change in derivative instruments	676	—	676
Net gains from derivative instruments reclassified to cost of goods sold	(3,850)	—	(3,850)
Income tax benefit on derivative instruments	(428)	—	(428)
Foreign currency translation adjustments	—	(2,870)	(2,870)
Accumulated other comprehensive loss, March 31, 2019, after tax	$(3,495)	$(16,677)	$(20,172)
Note 18. Segment Information
As of December 31, 2018, the Company had three operating and reportable segments, namely Golf Clubs, Golf Balls and Gear, Accessories and Other. Due to the Company's acquisition of the outdoor apparel company Jack Wolfskin in January 2019, combined with the continuous growth of TravisMathew and OGIO branded soft goods, the Company anticipates significant future growth in its soft goods business. The Company therefore reassessed its operating segments during the first quarter of 2019 and evaluated its global business platform, including its management structure, operations, supply chain and distribution, and changed the composition of its operating and reportable segments on the basis of golf equipment and soft goods products. As a result, and based on the Company's assessment, as of January 1, 2019, the Company has two reportable operating segments, namely the Golf Equipment operating segment and the Apparel, Gear and Other operating segment. The Company's Golf Equipment reportable segment consists of Callaway Golf branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata branded golf balls and sales of pre-owned golf clubs. The Apparel, Gear and Other reportable segment consists of Jack Wolfskin, TravisMathew and OGIO branded apparel, gear and accessories, and Callaway branded golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products. Comparative periods have been reclassified to reflect these changes. There are no significant intersegment transactions.
The tables below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended March 31,
	2019	2018(1)
Net sales:
Golf Equipment	$323,619	$312,363
Apparel, Gear and Other	192,578	90,828
	$516,197	$403,191
Income before income taxes:
Golf Equipment	$69,993	$77,509
Apparel, Gear and Other	22,719	19,449
Reconciling items(2)	$(34,655)	$(17,008)
	$58,057	$79,950
Additions to long-lived assets:
Golf Equipment	$5,417	$5,434
Apparel, Gear and Other	4,392	1,382
	$9,809	$6,816

(1)	The Company changed its operating segments as of January 1, 2019. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 include non-recurring acquisition charges of $4,723,000 related to the acquisition of Jack Wolfskin that was completed in January 2019, as well as an increase of $8,111,000 in interest expense due to the new Term Loan Facility to fund the purchase of Jack Wolfskin combined with higher outstanding borrowings on the Company's credit facilities period over period. See Note 5 for information on the Company's credit facilities and long-term debt obligations.

	March 31, 2019	December 31, 2018(1)
Total Assets:
Golf Equipment	$453,747	$437,604
Apparel, Gear and Other	883,203	269,432
Reconciling items(2)	596,772	345,908
	$1,933,722	$1,052,944
Goodwill:
Golf Equipment	$26,200	$26,183
Apparel, Gear and Other	183,687	29,633
	$209,887	$55,816

(1)	The Company changed its operating segments as of January 1, 2019. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.

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
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with the accounting principles generally accepted in the United States ("GAAP"), the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. In addition, non-GAAP information includes certain of the Company’s financial results on a constant currency basis. This constant currency information estimates what the Company’s financial results would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency results and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. In addition, this non-GAAP information includes certain of the Company's financial results without transaction costs and transition costs and purchase accounting amortization expenses associated with the Jack Wolfskin acquisition for the three months ended March 31, 2019, and amortization costs of intangible assets associated with the Jack Wolfskin, OGIO and TravisMathew acquisitions for three months ended March 31, 2019 and 2018.
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
Operating Segments
As of December 31, 2018, the Company had three operating and reportable segments, namely Golf Clubs, Golf Balls and Gear, Accessories and Other. Due to the Company's acquisition of the outdoor apparel company Jack Wolfskin in January 2019, combined with the continuous growth of TravisMathew and OGIO branded soft goods, the Company anticipates significant future growth in its soft goods business. The Company therefore reassessed its operating segments during the first quarter of 2019 and evaluated its global business platform, including its management structure, operations, supply chain and distribution, and changed the composition of its operating and reportable segments on the basis of golf equipment and soft goods products. As a result, and based on the Company's assessment, as of January 1, 2019, the Company began including sales from its golf clubs and golf balls business in the Golf Equipment reportable operating segment, consisting of Callaway Golf branded woods, hybrids, irons, wedges,

Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata branded golf balls and sales of pre-owned golf clubs. Sales of Jack Wolfskin, TravisMathew and OGIO branded apparel, gear and accessories, and Callaway branded golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products will be included in the Apparel, Gear and Other reportable operating segment. Comparative periods have been reclassified to reflect these changes. For further information about the Company's segments, see Note 18 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Cost of Sales
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. Historically, over 85% of the Company's manufacturing costs, primarily material and component costs, are variable in nature and fluctuate with sales volumes. With respect to the Company's Golf Equipment operating segment, variable costs as a percentage of cost of sales range between 85% to 95% for golf club products and 75% to 85% for golf ball products. Variable costs for soft goods in the Apparel, Gear and Other operating segment are generally greater than 90% as fewer fixed costs are used in the manufacturing of soft goods products. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Operating Segments Results for the Three Months Ended March 31, 2019 and 2018—Segment Profitability" below for further discussion of gross margins.
Seasonality
Golf Equipment
In most of the regions where the Company conducts business, the game of golf is played primarily on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of the Company’s on-course customers closing for the cold weather months. The Company’s golf club and golf ball businesses are therefore subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its golf club and golf ball products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. Second-quarter sales are significantly affected by the amount of reorder business of the products sold during the first quarter. Third-quarter sales are generally dependent on reorder business but can also include smaller new product launches, typically resulting in lower sales than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. Fourth-quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key regions. However, third-quarter sales can be affected by a mid-year product launch, and fourth-quarter sales can be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter-to-quarter fluctuations, can be affected by many factors, including the timing of new product introductions as well as weather conditions. In general, because of this seasonality, a majority of the Company’s sales from its Golf Equipment operating segment and most, if not all, of its profitability from this segment generally occurs during the first half of the year.
Apparel, Gear and Other
Sales of the Company's golf gear and accessories generally follow the same seasonality as golf clubs and golf balls, and are therefore generally higher during the first half of the year when the game of golf is mostly played. Sales of lifestyle and premium outdoor apparel, footwear and equipment are impacted by weather and therefore the seasonality of these products vary by region.
Foreign Currency
A majority of the Company’s business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency forward contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies and (iii) the mark-to-market adjustments of the Company’s foreign currency forward contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business.

Executive Summary
The Company's net sales for the first quarter of 2019 increased $113.0 million or 28.0% to $516.2 million compared to the first quarter of 2018. These results reflect increased sales in both the Company's Apparel, Gear and Other operating segment and the Golf Equipment operating segment, as well as in all major product categories and major regions. The Company's Apparel, Gear and Other operating segment sales increased $101.8 million or 112.1% to $192.6 million in the first quarter of 2019 compared to first quarter of 2018 primarily due to the Company's acquisition of Jack Wolfskin in January 2019, which contributed $92.7 million in incremental net sales during the quarter, combined with increased sales of TravisMathew apparel resulting from continued brand momentum as well as six new retail stores which were opened during the second half of 2018. Sales of the Company's Golf Equipment increased $11.2 million or 3.6% to $323.6 million in the first quarter of 2019 compared to the first quarter of 2018 due to continued brand momentum and the strength of the Company's 2019 product line. These increases were achieved despite the unfavorable impact of foreign currency exchange rates period over period, which had a negative impact on net sales of $15.0 million.
The Company’s gross margin in the first quarter of 2019 decreased 350 basis points to 46.2% compared to the first quarter of 2018. The Company's gross margin for the three months ended March 31, 2019 includes $5.4 million or 100 margin basis points of amortization charges related to a fair value adjustment to Jack Wolfskin's inventory, recorded as part of the Company's purchase price allocation. Additionally, changes in foreign currency rates negatively impacted gross margins by approximately 70 basis points in the current period. The remaining 180 basis point decline resulted from a shift in current year product mix to sales of more premium products, which generally have lower margins due to more advanced technology combined with the seasonality of the Jack Wolfskin business as they transition out of the fall/winter season and prepare for spring/summer. These declines were partially offset by sales growth from the Company's TravisMathew business, which is accretive to gross margin.
Operating expenses increased $54.3 million or 47.4% to $168.8 million in the first quarter of 2019 compared to the first quarter of 2018. This increase was driven primarily by $40.6 million of incremental operating expenses related to the new Jack Wolfskin business, combined with higher variable expenses due to the increase in net sales as well as increased investments in the business to sustain the Company's growth, including investments in marketing and tour. Operating expenses in the first quarter of 2019 also include non-recurring expenses of $4.7 million related to the Jack Wolfskin acquisition.
Interest expense increased $8.2 million to $9.8 million in the first quarter of 2019 compared to the first quarter of 2018, primarily due to the recognition of incremental interest expense from the Company's new $480.0 million Term Loan Facility used to fund the Jack Wolfskin acquisition in January 2019.
Other income/expense, net decreased to other expense of $1.9 million in the first quarter of 2019 compared to other expense of $4.5 million in the first quarter of 2018. This $2.6 million improvement was primarily due to an increase in net foreign currency gains from non-designated foreign currency hedging contracts.
The provision for income taxes decreased $7.6 million to $9.6 million in the first quarter of 2019 compared to the first quarter of 2018 primarily due to a decrease in pre-tax income combined with a decline in the Company's effective income tax rate to 16.5% compared to 21.5% as result of a shift in the mix of foreign earnings relative to the prior year.
Diluted earnings per share decreased $0.15 to $0.50 in the first quarter of 2019 compared to the first quarter of 2018. On a non-GAAP basis, excluding after-tax acquisition related costs as well as certain hedging losses associated with the purchase price of Jack Wolfskin, the Company's net income and diluted earnings per share for the three months ended March 31, 2019 would have been $60.5 million and $0.63 per share, respectively, compared to $63.1 million and $0.65 per share for the comparative period in 2018. The decreased non-GAAP earnings in 2019 is primarily due to the $8.2 million increase in interest expense related to the new term loan entered into in January 2019 to fund the purchase of Jack Wolfskin. This increased interest expense was substantially offset by hedging gains recorded in the quarter and a lower tax rate.

Three-Month Periods Ended March 31, 2019 and 2018
Net sales for the three months ended March 31, 2019 increased $113.0 million (28.0%) to $516.2 million compared to $403.2 million for the three months ended March 31, 2018, primarily due to the Company's acquisition of the outdoor apparel company, Jack Wolfskin, which added incremental sales of $92.7 million in the Apparel, Gear and Other operating segment. Excluding this acquisition, sales for this segment increased $9.1 million (10.0%) in the first quarter of 2019 compared to the same period in 2018, primarily due to the growing success of the TravisMathew apparel business. Net sales in the Golf Equipment operating segment increased $11.2 million (3.6%) due to the success of the Company's 2019 product line and continued brand momentum. Net sales in the first quarter of 2019 were impacted by unfavorable changes in foreign currency rates of $15.1 million relative to the same period in 2018.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended March 31,		Growth
	2019	2018(1)	Dollars	Percent
Net sales:
Golf Equipment	$323.6	$312.4	$11.2	3.6%
Apparel, Gear and Other	192.6	90.8	101.8	112.1%
	$516.2	$403.2	$113.0	28.0%

(1)	The Company changed its operating segments as of January 1, 2019. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
For further discussion of each operating segment’s results, see below “Operating Segments Results for the Three Months Ended March 31, 2019 and 2018.”
Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth		Constant Currency Growth vs. 2018
	2019	2018(1)	Dollars	Percent	Percent
Net sales:
United States	$249.0	$235.2	$13.8	5.9%	5.9%
Europe	126.6	51.2	75.4	147.3%	167.3%
Japan	73.2	69.3	3.9	5.6%	7.5%
Rest of world	67.4	47.5	19.9	41.9%	49.1%
	$516.2	$403.2	$113.0	28.0%	31.8%

(1) In connection with the Company's assessment of its reportable operating segments the Company also reassessed its reportable regions. As a result, starting on January 1, 2019, the Company will report regional sales previously reported in rest of Asia and other foreign countries in rest of world. Accordingly, the prior period amounts have been reclassified to conform to current year presentation of regional sales.
Net sales in the United States increased $13.8 million (5.9%) to $249.0 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Net sales in regions outside of the United States increased $99.2 million (59.0%) to $267.2 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Fluctuations in foreign currencies had an unfavorable impact on international net sales of $15.1 million in the first quarter of 2019 relative to the same period in the prior year. The increase in net sales by region includes the following:

•	In the United States, the increase was primarily due to increases in golf equipment as well as an increase in apparel sales due to the continued growth of the TravisMathew business.

•
In Europe, the increase was primarily due to incremental apparel sales resulting from the Jack Wolfskin acquisition completed in January 2019, combined with an increase in sales of golf clubs partially offset by the unfavorable impact of foreign currency fluctuations on sales.

•
In Japan, the increase was primarily driven by increases in sales of golf clubs combined with an increase in apparel sales from the Company's Japan apparel joint venture, partially offset by the unfavorable impact of foreign currency fluctuations on sales.

•	The increase in rest of world was primarily driven by incremental apparel sales in China resulting from the Jack Wolfskin acquisition completed in January 2019.
Gross profit increased $38.0 million (18.9%) to $238.4 million for the three months ended March 31, 2019 compared to $200.5 million in the same period of 2018. However, gross margin decreased 350 basis points to 46.2% in the first three months of 2019 compared to the same period in 2018. The Company's gross margin for the three months ended March 31, 2019 includes $5.4 million or 100 margin basis points of amortization charges related to a fair value adjustment to Jack Wolfskin's inventory, recorded as part of the Company's purchase price allocation. Additionally, changes in foreign currency rates negatively impacted current year gross margin by approximately 70 basis points. The remaining 180 basis point decline resulted from a shift in current year product mix to sales of more premium products, which generally have lower margins due to more advanced technology combined with the seasonality of the Jack Wolfskin business as they transition out of the fall/winter season and prepare for spring/summer. These declines were partially offset by sales growth from the Company's TravisMathew business, which is accretive to gross margin. For further discussion of gross margin, see above "Results of Operations—Overview of Business and Seasonality—Cost of Sales" and see below "Operating Segments Results for the Three Months Ended March 31, 2019 and 2018—Segment Profitability."
Selling expenses increased by $36.3 million to $119.3 million (23.1% of net sales) during the three months ended March 31, 2019 compared to $83.0 million (20.6% of net sales) in the comparable period of 2018. This increase reflects $28.4 million of incremental costs resulting from the addition of the Jack Wolfskin business, combined with an increase in variable expenses due to higher net sales period over period, as well as increases of $4.4 million in marketing and tour expenses and $1.6 million in employee costs.
General and administrative expenses increased by $15.0 million to $36.9 million (7.2% of net sales) during the three months ended March 31, 2019 compared to $21.9 million (5.4% of net sales) in the comparable period of 2018. This increase was primarily due to $9.8 million of incremental costs resulting from the addition of the Jack Wolfskin business, combined with increases of $4.7 million in transaction costs incurred in the first quarter in connection with the Jack Wolfskin acquisition, and $1.0 million in employee costs.
Research and development expenses increased by $2.9 million to $12.5 million (2.4% of net sales) during the three months ended March 31, 2019 compared to $9.6 million (2.4% of net sales) in the comparable period of 2018. This increase was primarily due to $2.4 million of incremental costs resulting from the addition of the Jack Wolfskin business.
Interest expense increased $8.2 million to $9.8 million during the three months ended March 31, 2019 compared to $1.6 million in the comparable period of 2018, primarily due to an increase in interest paid on the Company's long-term debt, including$8.1 million related to the Term Loan Facility the Company entered into in connection with the Jack Wolfskin acquisition (see Note 5 “Financing Arrangements” and Note 4 "Business Combinations" to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q).
Other income/expense, net decreased to other expense of $1.9 million during the three months ended March 31, 2019 compared to other expense of $4.5 million in the comparable period of 2018. This $2.6 million improvement was primarily due to an increase in net foreign currency gains from non-designated foreign currency hedging contracts.
The Company’s provision for income taxes decreased by $7.6 million to $9.6 million for the three months ended March 31, 2019, compared to $17.2 million in the comparable period of 2018, primarily due to the reduction of pre-tax income. As a percent of pre-tax income, the Company's effective tax rate declined to 16.5% compared to 21.5% for the first quarter of 2018 primarily due to a shift in the mix of foreign earnings relative to the prior year. For further discussion see Note 12 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net income for the three months ended March 31, 2019 decreased by $14.3 million to $48.6 million compared to $62.9 million in the comparable period of 2018. Diluted earnings per share decreased by $0.15 to $0.50 in the first three months of 2019 compared to $0.65 in the same period in 2018. On a non-GAAP basis, excluding after-tax acquisition related costs as well as certain hedging losses associated with the purchase price of Jack Wolfskin, and excluding after-tax purchase accounting amortization expenses related to the Jack Wolfskin, TravisMathew and OGIO acquisitions, the Company's net income and diluted earnings per share for the three months ended March 31, 2019 would have been $60.5 million and $0.63 per share, respectively, compared to

$63.1 million and $0.65 per share for the comparative period in 2018. The decreased non-GAAP earnings in 2019 is primarily due to the $8.1 million increase in interest expense related to the new term loan entered into in January 2019 to fund the purchase of Jack Wolfskin. This increased interest expense was substantially offset by increased sales in the Golf Equipment business, the addition of the Jack Wolfskin business, hedging gains recorded in the quarter, and a lower tax rate.
The table below presents a reconciliation of the Company's as reported results for the three months ended March 31, 2019 and 2018 to the Company's non-GAAP results as defined above for the same periods (in millions).

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	As Reported	Acquisition and Transition Costs(1)	Purchase Accounting Amortization Expense(2)	Non-GAAP	As Reported	Purchase Accounting Amortization Expense(2)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	$48.6	$(6.6)	$(5.3)	$60.5	$62.9	$(0.2)	$63.1

Diluted earnings (loss) per share	$0.50	$(0.06)	$(0.07)	$0.63	$0.65	$—	$0.65
Weighted-average shares outstanding	96.4	96.4	96.4	96.4	97.0	97.0	97.0

(1)	Represents non-recurring costs associated with the acquisition of Jack Wolfskin completed in January 2019.

(2)
Represents non-cash amortization expense of intangible assets and the step-up of inventory in connection with the Jack Wolfskin acquisition in January 2019, and amortization expense of intangible assets in connection with the TravisMathew and OGIO acquisitions in August 2017 and January 2017, respectively.

Operating Segments Results for the Three Months Ended March 31, 2019 and 2018
Golf Equipment
Golf equipment sales increased $11.2 million (3.6%) to $323.6 million for the three-months ended March 31, 2019 compared to $312.4 million for the same period in 2018 as a result of increases in sales of both golf clubs and golf balls.
Net sales information for the Golf Equipment segment by product category is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth
	2019	2018	Dollars	Percent
Net sales:
Golf Clubs	$261.8	$257.4	$4.4	1.7%
Golf Balls	61.8	54.9	6.9	12.6%
	$323.6	$312.3	$11.3	3.6%
Net sales of golf clubs increased $4.4 million (1.7%) to $261.8 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to (i) an increase in putter sales resulting from the launch of the Company's Stroke Lab putter in the first quarter of 2019 with no comparable models launched in the first quarter of 2018, (ii) an increase in irons sales due to the success of the new premium Apex 19 and super premium Big Bertha 19 line of irons launched in the first quarter of 2019, which have higher average selling prices compared to the Rogue line of irons sold in the first quarter of 2018, and (iii) an increase in driver sales due to higher sales volume of the higher priced premium Epic Flash line of drivers launched in the first quarter of 2019, compared to the Rogue core line of drivers sold in the comparative period in 2018. These increases were partially offset by a decline in wedge sales as well as the negative impact of fluctuations in foreign currency rates.
Net sales of golf balls increased $6.9 million (12.6%) to 61.8 million for the three months ended March 31, 2019 compared to the same period in the prior year due to an increase in sales volume driven by the successful launch of the new ERC Triple Track and Supersoft golf balls in the first quarter of 2019 combined with the continued success of the 2018 Truvis and Chrome Soft golf balls, which resulted in an overall increase in market share period over period.

Apparel, Gear and Other
Net sales information for the Apparel, Gear and Other segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth
	2019	2018	Dollars	Percent
Net sales:
Apparel	$96.2	$12.1	$84.1	695.0%
Gear, Accessories, & Other	96.3	78.7	17.6	22.4%
	$192.5	$90.8	$101.7	112.0%
Net sales of apparel increased $84.1 million (695.0%) to $96.2 million for the three months ended March 31, 2019 compared to the same period of the prior year, primarily due to incremental sales of $92.7 million primarily related to outdoor apparel as the result of the acquisition of Jack Wolfskin in January 2019, combined with an increase in TravisMathew apparel sales resulting from the opening of 6 new stores during the second half of 2018 and continued brand momentum.
Net sales of gear, accessories and other increased $17.6 million (22.4%) to $96.3 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to the addition of Jack Wolfskin footwear.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)
	2019	2018	Dollars	Percent
Income before income taxes:
Golf Equipment	$70.0	$77.5	$(7.5)	(9.7)%
Apparel, Gear and Other	22.7	19.4	3.3	17.0%
Reconciling items(1)	(34.6)	(16.9)	(17.7)	104.7%
	$58.1	$80.0	$(21.9)	(27.4)%

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 include non-recurring acquisition charges of $4.7 million related to the acquisition of Jack Wolfskin that was completed in January 2019, as well as an increase of $8.1 million in interest expense due to the new Term Loan Facility to fund the purchase of Jack Wolfskin combined with higher outstanding borrowings on the Company's credit facilities period over period. For information on the Company's credit facilities and long-term debt obligations see Note 5 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.

Pre-tax income of golf equipment decreased to $70.0 million for the three months ended March 31, 2019 from $77.5 million in the comparable period in the prior year, primarily due to a $5.9 million increase in operating expenses as a result of higher variable expenses due to the increase in net sales as well as increased investments in the business to sustain the Company's growth, including investments in marketing and tour. Gross margin decreased 220 basis points primarily due to a shift in current year product mix to sales of more premium products, which generally have lower margins due to more advanced technology.
Pre-tax income in the Company's Apparel, Gear and Other operating segment increased to $22.7 million for the three months ended March 31, 2019 from $19.4 million for the comparable period in the prior year. This increase was primarily due to a $45.0 million increase in gross profit, offset by a $41.7 million increase in operating expenses, both primarily due to incremental sales and expenses as a result of the addition of the new Jack Wolfskin business acquired in January 2019, as well as an increase in net sales of TravisMathew apparel period over period. Gross margin decreased 110 basis points primarily due to the seasonality of the Jack Wolfskin business as they transition out of the fall/winter season and prepare for spring/summer.

Financial Condition
The Company’s cash and cash equivalents increased $14.9 million to $78.9 million at March 31, 2019 from $64.0 million at December 31, 2018. The increase in cash in the first quarter of 2019 reflects the combined cash positions of the Company and Jack Wolfskin, which the Company purchased in January 2019 for $463.0 million (net of acquired cash). In order to fund the acquisition, including acquisition costs, the Company used proceeds from its credit facilities and entered into the Term Loan Facility for $480.0 million. Cash used in operating activities increased to $120.6 million in the first quarter of 2019 compared to $109.3 million in the first quarter of 2018 primarily due to a decline in net income period over period. During the first quarter of 2019, the Company used its cash and cash equivalents combined with borrowings from its credit facilities to fund its operations and capital expenditures of $11.3 million primarily for its golf ball operations, as well as to repurchase shares of its common stock for $27.4 million. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its current and future credit facilities, as deemed necessary. See Note 5 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-Q for further information on the Company's credit facilities and the Term Loan Facility.
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. The Company’s accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. As of March 31, 2019, the Company’s net accounts receivable increased to $285.8 million from $71.4 million as of December 31, 2018. This increase reflects the general seasonality of the Company's business combined with the addition of $33.5 million in net accounts receivable from the Jack Wolfskin acquisition. The Company’s net accounts receivable as of March 31, 2019 increased by $20.6 million compared to the Company’s net accounts receivable as of March 31, 2018 primarily due to an increase of $113.0 million (28.0%) in net sales period over period largely due to the acquisition of Jack Wolfskin in January 2019.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. Generally, the Company’s buildup of inventory levels begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels start to decline toward the end of the second quarter and are at their lowest during the third quarter. Inventory levels are also impacted by the timing of new product launches. The Company’s inventory increased to $382.3 million as of March 31, 2019 compared to $338.1 million as of December 31, 2018. This increase primarily reflects the addition of inventory from the Jack Wolfskin acquisition. The Company’s inventory as of March 31, 2019 increased by $120.0 million compared to the Company's inventory as of March 31, 2018 primarily due to the addition of inventory as a result of the Jack Wolfskin acquisition.
Liquidity and Capital Resources
The Company’s principal sources of liquidity consist of its existing cash balances, funds expected to be generated from operations and its credit facilities. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations in 2019, and current and projected availability under its current or future credit facilities, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, debt repayments, contractual obligations, and commercial commitments for at least the next 12 months.
Information about the Company's credit facilities and long-term borrowings is presented in Note 5 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.
As of March 31, 2019, approximately 92% of the Company’s total cash was held in regions outside of the United States. Due to changes enacted by the Tax Act in December 2017, incremental U.S. federal income tax is no longer a consideration if the Company were to repatriate cash to the United States outside of settling intercompany balances. However, if the Company were to repatriate such cash, it may need to pay incremental foreign withholding taxes. In 2018, the Company repatriated cash from its Canadian subsidiary and remitted the Canadian withholding tax. As such, the Company no longer considers the future earnings of its Canadian subsidiary to be indefinitely reinvested. At this time the Company does not intend to repatriate additional funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. Therefore, except for the future earnings of the Company's foreign subsidiary in Canada, the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested and, accordingly, no incremental withholding taxes have been provided thereon. With respect to the Jack Wolfskin acquisition, the Company is still assessing its permanent reinvestment assertion as of March 31, 2019.
Other Significant Cash and Contractual Obligations
The table set forth below summarizes certain significant cash obligations as of March 31, 2019 that could affect the Company’s future liquidity.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Term Loan Facility(1)	$461.3	$4.8	$9.6	$9.6	$437.3
Interest on term loan facility	197.9	33.9	66.6	65.3	32.1
Equipment Note(2)	9.1	2.3	4.9	1.9	—
Interest on equipment note	0.7	0.3	0.3	0.1	—
ABL Facility	179.3	179.3	—	—	—
Japan ABL Facility	3.9	3.9	—	—	—
Finance leases, including imputed interest(3)	1.5	0.6	0.8	0.1	—
Operating leases, including imputed interest(4)	164.4	28.6	56.4	31.5	47.9
Unconditional purchase obligations(5)	101.6	51.6	39.2	10.8	—
Uncertain tax contingencies(6)	4.5	0.3	0.1	0.6	3.5
Total	$1,124.2	$305.6	$177.9	$119.9	$520.8

(1)
In January 2019, to fund the purchase price of the Jack Wolfskin acquisition, the Company entered into a Credit Agreement which provides for a Term Loan B facility in an aggregate principal of $480.0 million, which was issued less $9.6 million in original issue discount and other transaction fees. As of March 31, 2019, the Company had $461.3 million outstanding under the Term Loan Facility, net of unamortized debt issuance costs of $17.5 million. For further discussion, see Note 5 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(2)
In December 2017, the Company entered into a long-term financing agreement (the "Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of March 31, 2019, the Company had $9.1 million outstanding under the Equipment Note. For further discussion, see Note 5 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(3)
Amounts represent future minimum lease payments. At March 31, 2019, finance lease liabilities of $0.7 million and $0.7 million were reordered in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated condensed balance sheets. For further discussion, see Note 2 "Leases" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(4)
The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases. At March 31, 2019, short-term and long-term operating lease liabilities of $30.2 million and $102.4 million, respectively, were recorded in the accompanying consolidated condensed balance sheets. For further discussion, see Note 2 "Leases" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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

(6)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of March 31, 2019. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 12 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2019 was not material to the Company’s financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time (see Note 13 “Commitments & Contingencies” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and “Legal Proceedings” in Part II, Item 1 of this Form 10-Q).
Capital Expenditures
The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures in the range of approximately $55.0 million to $60.0 million for the year ending December 31, 2019.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).
Critical Accounting Policies and Estimates
There have been no material changes to the Company's critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company's Form 10-K for the fiscal year ended December 31, 2018, except for the Company's adoption of the Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)," and ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," both of which became effective as of January 1, 2019. For further discussion on the adoption of these new accounting standards please see Note 1 "Basis of Presentation" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
The Company uses derivative financial instruments to mitigate its exposure to changes in foreign currency exchange rates and interest rates. Transactions involving these financial instruments are with creditworthy banks, including one of the banks that is party to the Company’s ABL Facility (see Note 5 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.

Foreign Currency Fluctuations
Information about the Company's foreign currency hedging activities is set forth in Note 16 “Derivatives and Hedging,” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2019 through its foreign currency forward contracts.
The estimated maximum one-day loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, is $6.1 million at March 31, 2019. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 5 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. The Company's long-term borrowing commitments are subject to interest rate fluctuations, which could be material to the Company's cash flows and results of operations. In order to mitigate this risk, the Company enters into interest rate hedges as part of its interest rate risk management strategy. Information about the Company's interest rate hedges is provided in Note 16 "Derivatives and Hedging" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on the Company's cash flows and result of operations, the Company performed a sensitivity analysis as part of the its risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.5 million over the 12-month period ending on March 31, 2019.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2019, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting. In January 2019, the Company completed the acquisition of Wolfskin. See Note 4 “Business Combinations” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q. The Company is in the process of integrating the Jack Wolfskin business and evaluating its internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be revised. Except as otherwise noted, during the quarter ended March 31, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information set forth in Note 13 “Commitments & Contingencies,” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q, is incorporated herein by this reference.
Item 1A. Risk Factors
Certain Factors Affecting Callaway Golf Company
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2018, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2018 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.
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
The following table summarizes the purchases by the Company during the first quarter of 2019. Included in these amounts are $7.4 million of shares the Company withheld to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended March 31, 2019
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
	(in thousands, except per share data)
January 1, 2019-January 31, 2019	—	$—	—	$49,782
February 1, 2019-February 28, 2019	480	$15.30	480	$42,428
March 1, 2019-March 31, 2019	1,174	$17.06	1,174	$22,404
Total	1,654	$16.55	1,654	$22,404
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

10.2
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

10.3
Third Amendment to the Third Amended and Restated Loan and Security Agreement, dated as of February  1, 2019, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Ogio International, Inc., travisMathew, LLC Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Callaway Golf European Holding Company Limited, Bank of America, N.A. as administrative agent and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on February 7, 2019 (file no. 1-10962).

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
Date: May 9, 2019