Form 10-Q
period 2019-06-30
CALLAWAY GOLF CO
filed 2019-08-09
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2019, the number of shares outstanding of the Registrant’s common stock was 94,094,269.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results or performance including, but not limited to, statements relating to future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, market conditions, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the integration of the JW Stargazer Holding GmbH ("Jack Wolfskin") acquisition, the related financial impact of the future business and prospects of the Company, TravisMathew, LLC ("TravisMathew"), OGIO International, Inc. ("OGIO") and Jack Wolfskin and the impact of the 2017 Tax Cuts and Jobs Act (the "Tax Act"), which includes a broad range of provisions that could have a material impact on the Company's tax provision in future periods. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:

•	certain risks and uncertainties, including changes in capital market or economic conditions;

•	a material impact on the Company's tax provision as a result of the Tax Act;

•	consumer acceptance of and demand for the Company’s products;

•	future retailer purchasing activity, which can be significantly affected by adverse industry conditions and overall retail inventory levels;

•	any unfavorable changes in U.S. trade, tax or other policies, including restrictions on imports or an increase in import tariffs;

•	the level of promotional activity in the marketplace;

•	future consumer discretionary purchasing activity, which can be significantly adversely affected by unfavorable economic or market conditions;

•	significant fluctuations in foreign currency exchange rates and the degree of effectiveness of the Company’s hedging programs;

•	the ability of the Company to manage international business risks;

•	the costs and disruption associated with activist investors;

•	significant developments stemming from the U.K.’s decision to withdraw from the European Union, which could have a material adverse effect on the Company;

•	adverse changes in the credit markets or continued compliance with the terms of the Company’s credit facilities;

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

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of the Company: Apex, Apex Tour, APW, Aqua Dry, Arm Lock, Backstryke, Big Bertha, Big T, Black Series, Bounty Hunter, C Grind, Callaway, Callaway Capital, Callaway Golf, Callaway Media Productions, Chev, Chev 18, Chevron Device, Chrome Soft, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, D.A.R.T., Dawn Patrol, Demonstrably Superior And Pleasingly Different, Divine, Double Wide, Eagle, Engage, Epic, Epic Flash, ERC, ERC Soft, Exo, Cage, Fast Tech Mantle, Flash Face Technology, FT Optiforce, FT Performance, FT Tour, Fusion, Fusion Zero, GBB, GBB Epic, Gems, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Griptac, Grom, Groove, In, Groove Technology, Heavenwood, Hex Aerodynamics, Hex Chrome, HX, Hyper Dry, Hyper-Lite, Hyper Speed Face, Innovate or Die, Ion-X, Jack Wolfskin, Jailbird, Jailbreak, Kings of Distance, Legacy, Life On Tour, Longer From Everywhere, Mack Daddy, Magna, Majestic, MarXman, MD3 Milled, MD4 Tactical, MD5, Metal-X, Microhinge Face Insert, Nanuk, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Works, Ogio, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO ME, OGIO MY EXPRESSION, OGIO RENEGADE, OGIO SAVAGE, OGIO SHADOW, Opti Flex, Opti Grip, Opti Shield, Opti Therm, OptiFit, Opti Vent, ORG 14, ORG 15, Paw Print, PRESTIGE 7, ProType, ∙R∙, Red Ball, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shredder, Silencer, SLED, SoftFast, Solaire, Speed Regime, Speed Step, Steelhead XR, Steelhead, Strata, Stroke Lab, Stronomic, Sub Zero, Superhot, Supersoft, SureOut, TM, Tank, Tank Cruiser, Tech Series, Teron, Texapore, TMCA, Toe Up, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, TravisMathew TM logo, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Uptown, Versa, VFT, W Grind, Warbird, Weather Series, Wedgeducation, White Hot, White Hot Tour, White Ice, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, X-ACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$81,490	$63,981
Accounts receivable, net	263,652	71,374
Inventories	360,467	338,057
Income taxes receivable	15,417	713
Other current assets	64,954	50,781
Total current assets	785,980	524,906
Property, plant and equipment, net	121,511	88,472
Operating lease right-of-use assets, net	167,585	—
Intangible assets, net	499,727	224,692
Goodwill	209,773	55,816
Deferred taxes, net	68,752	75,079
Investment in golf-related venture	72,238	72,238
Other assets	11,655	11,741
Total assets	$1,937,221	$1,052,944
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$208,287	$208,653
Accrued employee compensation and benefits	39,074	43,172
Asset-based credit facilities	165,467	40,300
Accrued warranty expense	10,976	7,610
Operating lease liabilities, short-term	27,253	—
Current portion of long-term debt	4,643	2,411
Income taxes payable	6,091	1,091
Total current liabilities	461,791	303,237
Long-term liabilities:
Operating lease liabilities, long-term	143,717	—
Long-term debt (Note 5)	465,826	7,218
Income tax liability	4,005	4,430
Deferred taxes, net	85,829	1,796
Other long-term liabilities	14,117	1,955
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 95,648,648 shares issued at both June 30, 2019 and December 31, 2018, respectively	956	956
Additional paid-in capital	319,579	341,241
Retained earnings	489,445	413,799
Accumulated other comprehensive loss	(22,271)	(13,700)
Less: Common stock held in treasury, at cost, 1,554,379 and 1,137,470 shares at June 30, 2019 and December 31, 2018, respectively	(25,773)	(17,722)
Total Callaway Golf Company shareholders’ equity	761,936	724,574
Non-controlling interest in consolidated entity (Note 9)	—	9,734
Total shareholders’ equity	761,936	734,308
Total liabilities and shareholders’ equity	$1,937,221	$1,052,944
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$446,708	$396,311	$962,905	$799,502
Cost of sales	239,891	203,614	517,655	406,343
Gross profit	206,817	192,697	445,250	393,159
Operating expenses:
Selling expense	113,113	83,261	232,434	166,221
General and administrative expense	35,423	24,408	72,361	46,302
Research and development expense	13,082	10,708	25,620	20,332
Total operating expenses	161,618	118,377	330,415	232,855
Income from operations	45,199	74,320	114,835	160,304
Interest income	476	363	665	415
Interest expense	(10,736)	(2,024)	(20,564)	(3,604)
Other income (expense), net	1,167	5,522	(773)	1,016
Income before income taxes	36,106	78,181	94,163	158,131
Income tax provision	7,208	17,247	16,764	34,466
Net income	28,898	60,934	77,399	123,665
Less: Net (loss) income attributable to non-controlling interest	(33)	67	(179)	(57)
Net income attributable to Callaway Golf Company	$28,931	$60,867	$77,578	$123,722

Earnings per common share:
Basic	$0.31	$0.65	$0.82	$1.31
Diluted	$0.30	$0.63	$0.81	$1.28
Weighted-average common shares outstanding:
Basic	94,074	94,367	94,377	94,670
Diluted	95,891	96,928	96,153	96,981

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$28,898	$60,934	$77,399	$123,665
Other comprehensive income:
Change in derivative instruments	(5,567)	1,894	(8,741)	338
Foreign currency translation adjustments	1,321	(9,711)	(1,657)	(4,990)
Comprehensive income, before income tax on other comprehensive income items	24,652	53,117	67,001	119,013
Income tax benefit (provision) on derivative instruments	1,916	79	1,488	(170)
Comprehensive income	26,568	53,196	68,489	118,843
Less: Comprehensive income (loss) attributable to non-controlling interests	(231)	(401)	(339)	188
Comprehensive income attributable to Callaway Golf Company	$26,799	$53,597	$68,828	$118,655

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$77,399	$123,665
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,999	9,766
Lease amortization expense	15,279	—
Amortization of debt issuance costs	1,295	—
Inventory step-up on acquisition	10,703	—
Deferred taxes, net	10,514	30,273
Non-cash share-based compensation	6,964	6,464
Loss/(gain) on disposal of long-lived assets	657	(3)
Unrealized (gain)/loss on foreign currency hedges	2,677	(1,021)
Change in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(156,548)	(166,354)
Inventories	57,509	23,415
Other assets	(1,182)	2,476
Accounts payable and accrued expenses	(51,924)	(13,761)
Accrued employee compensation and benefits	(10,331)	(9,323)
Accrued warranty expense	1,159	1,378
Change in operating and financing leases, net	(14,335)	—
Income taxes receivable/payable, net	(16,224)	(1,972)
Other liabilities	(1,370)	84
Net cash (used in) provided by operating activities	(50,759)	5,087
Cash flows from investing activities:
Capital expenditures	(23,403)	(17,107)
Investments in golf related ventures	—	(282)
Acquisition, net of cash acquired	(463,105)	—
Proceeds from sales of property and equipment	15	—
Net cash used in investing activities	(486,493)	(17,389)
Cash flows from financing activities:
Proceeds from credit facilities, net	125,167	8,385
Principal payments on finance leases	(232)	—
Borrowings on long-term debt	480,000	—
Debt issuance cost	(18,971)	—
Exercise of stock options	—	1,258
Dividends paid, net	(1,893)	(1,897)
Repayments of long-term debt	(2,325)	(1,083)
Acquisition of treasury stock	(27,394)	(22,301)
Distributions to non-controlling interests	—	(821)
Net cash provided by (used in) financing activities	554,352	(16,459)
Effect of exchange rate changes on cash and cash equivalents	409	835
Net increase (decrease) in cash and cash equivalents	17,509	(27,926)
Cash and cash equivalents at beginning of period	63,981	85,674
Cash and cash equivalents at end of period	$81,490	$57,748
Supplemental disclosures:
Cash paid for income taxes, net	$4,602	$5,329
Cash paid for interest and fees	$17,061	$3,288
Non-cash investing and financing activities:
Acquisition of minority interest	$18,538	$—
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$19,304	$5,461
Accrued capital expenditures at period-end	$1,629	$1,729

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance at March 31, 2019	95,649	$956	$326,209	$461,456	$(20,172)	(1,604)	$(26,595)	$741,854	$9,480	$751,334
Acquisition of treasury stock	—	—	—	—	—	(1)	(17)	(17)	—	(17)
Compensatory awards released from restriction	—	—	(837)	—	—	50	837	—	—	—
Share-based compensation	—	—	3,529	—	—	—	—	3,529	—	3,529
Stock dividends	—	—	—	(2)	—	—	2	—	—	—
Cash dividends ($0.01 per share)	—	—	—	(940)	—	—	—	(940)	—	(940)
Equity adjustment from foreign currency translation	—	—	—	—	1,552	—	—	1,552	(231)	1,321
Change in fair value of derivative instruments, net of tax	—	—	—	—	(3,651)	—	—	(3,651)	—	(3,651)
Acquisition of non-controlling interest	—	—	(9,322)	—	—	—	—	(9,322)	(9,216)	(18,538)
Net income	—	—	—	28,931	—	—	—	28,931	(33)	28,898
Balance at June 30, 2019	95,649	$956	$319,579	$489,445	$(22,271)	(1,555)	$(25,773)	$761,936	$—	$761,936

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance at December 31, 2018	95,649	$956	$341,241	$413,799	$(13,700)	(1,138)	$(17,722)	$724,574	$9,734	$734,308
Acquisition of treasury stock	—	—	—	—	—	(1,655)	(27,394)	(27,394)	—	(27,394)
Compensatory awards released from restriction	—	—	(19,304)	—	—	853	19,304	—	—	—
Share-based compensation	—	—	6,964	—	—	—	—	6,964	—	6,964
Stock dividends	—	—	—	(39)	—	385	39	—	—	—
Cash dividends ($0.01 per share)	—	—	—	(1,893)	—	—	—	(1,893)	—	(1,893)
Equity adjustment from foreign currency translation	—	—	—	—	(1,318)	—	—	(1,318)	(339)	(1,657)
Change in fair value of derivative instruments, net of tax	—	—	—	—	(7,253)	—	—	(7,253)	—	(7,253)
Acquisition of non-controlling interest	—	—	(9,322)	—	—	—	—	(9,322)	(9,216)	(18,538)
Net income	—	—	—	77,578	—	—	—	77,578	(179)	77,399
Balance at June 30, 2019	95,649	$956	$319,579	$489,445	$(22,271)	(1,555)	$(25,773)	$761,936	$—	$761,936

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance, March 31, 2018	95,649	$956	$333,385	$374,758	$(3,839)	(1,228)	$(18,958)	$686,302	$10,209	$696,511
Acquisition of treasury stock	—	—	—	—	—	(131)	(2,178)	(2,178)	—	(2,178)
Exercise of stock options	—	—	(703)	—	—	77	1,209	506	—	506
Compensatory awards released from restriction	—	—	(1,122)	(8)	—	73	1,130	—	—	—
Share-based compensation	—	—	3,465	—	—	—	—	3,465	—	3,465
Cash dividends ($0.01 per share)	—	—	—	(943)	—	—	—	(943)	—	(943)
Equity adjustment from foreign currency translation	—	—	—	—	(9,310)	—	—	(9,310)	(401)	(9,711)
Change in fair value of derivative instruments	—	—	—	—	1,973	—	—	1,973	—	1,973
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(821)	(821)
Net Income	—	—	—	60,867	—	—	—	60,867	67	60,934
Balance, June 30, 2018	95,649	$956	$335,025	$434,674	$(11,176)	(1,209)	$(18,797)	$740,682	$9,054	$749,736

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance, December 31, 2017	95,043	$950	$335,222	$324,081	$(6,166)	(411)	$(4,456)	$649,631	$9,744	$659,375
Adoption of accounting standard	—	—	—	(11,185)	—	—	—	(11,185)	—	(11,185)
Acquisition of treasury stock	—	—	—	—	—	(1,404)	(22,301)	(22,301)	—	(22,301)
Exercise of stock options	—	—	(1,241)	—	—	175	2,499	1,258	—	1,258
Compensatory awards released from restriction	606	6	(5,420)	(47)	—	431	5,461	—	—	—
Share-based compensation	—	—	6,464	—	—	—	—	6,464	—	6,464
Cash dividends ($0.01 per share)	—	—	—	(1,897)	—	—	—	(1,897)	—	(1,897)
Equity adjustment from foreign currency translation	—	—	—	—	(5,178)	—	—	(5,178)	188	(4,990)
Change in fair value of derivative instruments	—	—	—	—	168	—	—	168	—	168
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(821)	(821)
Net Income	—	—	—	123,722	—	—	—	123,722	(57)	123,665
Balance, June 30, 2018	95,649	$956	$335,025	$434,674	$(11,176)	(1,209)	$(18,797)	$740,682	$9,054	$749,736

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
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Additionally, this ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASU 2016-13 is effective for public filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements and disclosures.
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
Note 2. Leases
The Company leases office space, manufacturing plants, warehouses, distribution centers and vehicles and equipment, as well as retail and/or outlet locations related to the TravisMathew and Jack Wolfskin businesses and the apparel business in Japan. Certain real estate leases include one or more options to renew, with renewal terms that can extend the lease term for up to eight years. The exercise of lease renewal options are at the Company's sole discretion. Certain leases also include options to purchase the leased property. When deemed reasonably certain of exercise, the renewal and purchase options are included in the determination of the lease term and lease payment obligation, respectively. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Supplemental balance sheet information related to leases is as follows (in thousands):

	Balance Sheet Location	June 30, 2019
Operating leases
ROU assets, net	Operating lease ROU assets, net	$167,585
Lease liabilities, short-term	Operating lease liabilities, short-term	$27,253
Lease liabilities, long-term	Operating lease liabilities, long-term	$143,717

Finance Leases
ROU assets, net,	Other assets	$1,504
Lease liabilities, short-term	Accounts payable and accrued expenses	$663
Lease liabilities, long-term	Long-term other	$829

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs	$10,702	$19,599
Financing lease costs:
Amortization of right-of-use assets	220	477
Interest on lease liabilities	30	55
Total financing lease costs	250	532
Variable lease costs	846	2,186
Total lease costs	$11,798	$22,317
Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,100
Operating cash flows from finance leases	$55
Financing cash flows from finance leases	$232

Lease liabilities arising from new ROU assets:
Operating leases	$7,679
Finance leases	$81

Weighted average remaining lease term (years):
Operating leases	9.5
Finance leases	2.7

Weighted average discount rate:
Operating leases	5.7%
Finance leases	4.6%

Future minimum lease obligations as of June 30, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2019	$19,837	$494
2020	33,476	606
2021	27,911	217
2022	23,166	176
2023	20,457	71
Thereafter	99,478	5
Total future lease payments	224,325	1,569
Less: imputed interest	53,355	77
Total	$170,970	$1,492

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
The following table presents the Company's revenue disaggregated by major product category and operating and reportable segment (in thousands):

	Operating Segments(1)
For the Three Months Ended June 30,	Golf Equipment	Apparel, Gear & Other	Total
2019
Golf Clubs	$223,741	$—	$223,741
Golf Balls	68,612	—	68,612
Apparel	—	73,195	73,195
Gear, Accessories & Other	—	81,160	81,160
	$292,353	$154,355	$446,708
2018
Golf Clubs	$232,802	$—	$232,802
Golf Balls	65,882	—	65,882
Apparel	—	30,779	30,779
Gear, Accessories & Other	—	66,848	66,848
	$298,684	$97,627	$396,311

	Operating Segments(1)
For the Six Months Ended June 30,	Golf Equipment	Apparel, Gear & Other	Total
2019
Golf Clubs	$485,526	$—	$485,526
Golf Balls	130,446	—	130,446
Apparel	—	169,441	169,441
Gear, Accessories & Other	—	177,492	177,492
	$615,972	$346,933	$962,905
2018
Golf Clubs	$490,243	$—	$490,243
Golf Balls	120,804	—	120,804
Apparel	—	57,120	57,120
Gear, Accessories & Other	—	131,335	131,335
	$611,047	$188,455	$799,502

(1)	The Company changed its operating segments as of January 1, 2019 (see Note 18). Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
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

The following table presents information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped (in thousands):

	Three Months Ended June 30,
	2019	2018
Major Geographic Region:
United States	$247,419	$233,373
Europe	81,630	46,325
Japan	55,676	59,666
Rest of World	61,983	56,947
	$446,708	$396,311

	Six Months Ended June 30,
	2019	2018
Major Geographic Region:(1)
United States	$496,420	$468,534
Europe	208,243	97,527
Japan	128,904	128,941
Rest of World	129,338	104,500
	$962,905	$799,502

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
Royalty Income
Royalty income is recognized over time in net sales as underlying product sales occur, subject to certain minimum royalties, in accordance with the related licensing arrangements and is included in the Company's Apparel, Gear and Other operating segment. Total royalty income for the three months ended June 30, 2019 and 2018 was $5,467,000 and $4,750,000, respectively, and total royalty income for the six months ended June 30, 2019 and 2018 was $10,145,000 and $9,594,000, respectively.
Gift Cards
Revenues from gift cards are deferred and recognized when the cards are redeemed. The Company’s gift cards have no expiration date. The Company recognizes revenue from unredeemed gift cards, otherwise known as breakage, when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company uses this historical redemption rate to recognize breakage on unredeemed gift cards over the redemption period. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. As of December 31, 2018 and 2017, the total amount of deferred revenue on gift cards was $1,096,000 and $971,000, respectively, of which $657,000 and $562,000 was recognized into revenue during the three months ended June 30, 2019 and 2018, respectively, and $987,000 and $1,063,000 was recognized into revenue during the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, the total amount of deferred revenue on gift cards was $1,090,000.
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
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product's life cycle of approximately two years, and price concessions or price reductions are generally offered at the end of the product's life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to net sales using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates, and adjusts the rate as deemed necessary in order to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate during the three and six months ended June 30, 2019. Historically, the Company's actual amount of variable consideration related to these sales programs has not been materially different from its estimates.
The Company records an estimate for anticipated returns as a reduction of sales and cost of sales, and accounts receivable, in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also offers its customers sales programs that allow for specific returns. The Company records a return liability as an offset to accounts receivable for anticipated returns related to these sales programs at the time of the sale based on the terms of the sales program. The cost recovery of inventory associated with this reserve is accounted for in other current assets. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates.
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

The following table provides a reconciliation of the activity related to the Company’s allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
			(in thousands)
Beginning balance	$5,474	$3,809	$5,610	$4,447
Provision for credit losses	265	311	142	(284)
Write-off of uncollectible amounts, net of recoveries	(240)	(445)	(253)	(488)
Ending balance	$5,499	$3,675	$5,499	$3,675

The Company has a two-year stated product warranty on its golf clubs and Jack Wolfskin gear, as well as a limited lifetime warranty for its OGIO non-golf line of products. The estimated cost associated with its product warranty continues to be recognized at the time of the sale. See Note 11 for further information.
Note 4. Business Combinations
Acquisition of JW Stargazer Holding GmbH
In January 2019, the Company completed the acquisition of JW Stargazer Holding GmbH, the owner of the international, premium outdoor apparel, footwear and equipment brand, Jack Wolfskin, for €457,394,000 (including cash acquired of €50,984,000) or approximately $521,201,000 (including cash acquired of $58,096,000) (using the exchange rate in effect on the acquisition date), subject to working capital adjustments. The Company financed the acquisition with a Term Loan B facility in the aggregate principal amount of $480,000,000 (see Note 5). Jack Wolfskin designs premium outdoor apparel, footwear and equipment targeted at the active outdoor and urban outdoor customer categories. This acquisition is expected to further enhance the Company's lifestyle category and provide a platform for future growth in the active outdoor and urban outdoor categories, which the Company believes are complementary to its portfolio of brands and product capabilities. In addition, the Company anticipates it will realize synergies with respect to supply chain operations as well as warehousing and distribution activities.
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
The allocation of the purchase price presented below is based on management's estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are valued at historical carrying values, which approximates fair value. Inventory was valued using the net realizable value approach, which was based on the estimated selling price in the ordinary course of business less reasonable disposal costs and a profit on the disposal efforts. The customer and distributor relationships were valued under the income approach based on the present value of future earnings. The Company will amortize the fair value of these relationships over a 10-year period. The trade name was valued under the royalty savings income approach method, which is equal to the present value of the after-tax royalty savings attributable to owning the trade name as opposed to paying a third party for its use. For this valuation the Company used a royalty rate of 5.0%, which is reflective of royalty rates paid in market transactions, and a discount rate of 10.0% on the future cash flows generated by the net after-tax savings. The goodwill of $154,234,000 arising from the acquisition consists largely of the synergies expected from combining the operations of the Company and Jack Wolfskin. As of June 30, 2019, the Company has not completed its assessment of the fair value of the operating leases assumed in connection with the acquisition. The Company is also in the process of determining whether the terms of each of these operating leases are favorable or unfavorable compared with the market terms of leases of the same or similar items at the acquisition date. Upon the completion of its assessment, the Company will recognize an intangible asset if the terms of an operating lease are favorable relative to market terms and a liability if the terms are unfavorable relative to market terms. In addition, the Company will adjust the fair value of the deferred taxes acquired and recognized in connection with the acquisition should the Company make any changes to the preliminary purchase price allocation of the underlying acquired assets and liabilities. As a non-taxable stock acquisition, the Company does not expect the value attributable to the acquired intangibles and goodwill to be tax deductible. All of the goodwill was assigned to the Apparel, Gear and Other operating segment.
In connection with the acquisition, the Company recognized transaction costs of approximately $9,987,000, of which $1,603,000 and $6,326,000 was recognized in general and administrative expenses during the three and six months ended June 30, 2019, respectively, and $3,661,000 was recognized in 2018. In addition, the Company recorded a loss of $3,215,000 in other income (expense) in the first quarter of 2019 upon the settlement of a foreign currency forward contract to mitigate the risk of foreign currency fluctuations on the purchase price, which was denominated in Euros. In December 2018, the Company had recognized an unrealized gain of $4,409,000 in connection with this foreign currency forward contract.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation (in thousands):

At January 4, 2019
Assets Acquired
Cash	$58,096
Accounts receivable	36,521
Inventories	90,849
Other current assets	7,400
Property and equipment	26,180
Deferred tax assets	2,557
Other assets	24
Intangibles - trade name	239,295
Intangibles - franchisee & distributor relationships	38,743
Goodwill	154,234
Total assets acquired	653,899
Liabilities Assumed
Accounts Payable and accrued liabilities	48,487
Deferred tax liabilities	84,210
Net assets acquired	$521,202

Supplemental Pro-Forma Information (Unaudited)
The following table presents supplemental pro-forma information for the three and six months ended June 30, 2019 and 2018 as if the Jack Wolfskin acquisition had occurred on January 1, 2018. These amounts have been calculated after applying the Company's accounting policies and are based upon currently available information. For this analysis, the Company assumed that costs associated with the acquisition, including the amortization of intangible assets and the step-up of inventory, as well as the tax effect on those costs, were recognized as of January 1, 2018. Pre-acquisition net sales and net income amounts for Jack Wolfskin were derived from the books and records of Jack Wolfskin prepared prior to the acquisition and are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the dates noted below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net sales	$446,708	$440,128	$962,905	$947,383
Net income attributable to Callaway Golf Company	$33,684	$22,649	$92,261	$76,529

For the three months ended June 30, 2019, the Company's consolidated results of operations included net sales of $48,406,000 and a net loss of $22,503,000 attributable to Jack Wolfskin. For the six months ended June 30, 2019, the Company's consolidated results of operations included net sales of $141,115,000 and a net loss of $28,280,000 attributable to Jack Wolfskin. The Jack Wolfskin results for the three and six months ended June 30, 2019 include the recognition of amortization expense of $6,321,000 and $12,611,000, respectively, related to the fair value adjustment of the acquired inventory combined with the amortization of the intangible asset related to distributor relationships, as well as $1,066,000 and $1,947,000, respectively, in non-recurring acquisition and transition related costs. These results also reflect the seasonality of the Jack Wolfskin business as many of their product are geared toward the fall/winter season.
Note 5. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its primary and Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of June 30, 2019, the Company had $165,467,000 outstanding under these facilities, $1,177,000 in outstanding letters of credit, and $81,490,000 in cash and cash equivalents. As of June 30, 2019, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit and outstanding borrowings, was $273,387,000. As of June 30, 2018, the Company had $96,140,000 outstanding under these facilities, $1,231,000 in outstanding letters of credit, and $57,748,000 in cash and cash equivalents. As of June 30, 2018, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit and outstanding borrowings, was $301,266,000.
Primary Asset-Based Revolving Credit Facility
In May 2019, the Company amended and restated its primary credit facility (the Fourth Amended and Restated Loan and Security Agreement) with Bank of America N.A. and other lenders (the “ABL Facility”), which provides a senior secured asset-based revolving credit facility of up to $400,000,000, comprised of a $260,000,000 U.S. facility, a $70,000,000 German facility, a $25,000,000 Canadian facility and a $45,000,000 United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), the Company's intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Germany, Canada and the United Kingdom. The real estate and intellectual property components of the borrowing base under the ABL Facility are both amortizing. The amount available for the real estate portion is reduced quarterly over a 15-year period, and the amount available for the intellectual property portion is reduced quarterly over a 3-year period.
As of June 30, 2019, the Company had $146,003,000 in borrowings outstanding under the ABL Facility and $1,177,000 in outstanding letters of credit. Amounts available under the ABL Facility fluctuate with the general seasonality of the business and increase and decrease with changes in the Company’s inventory and accounts receivable balances. Inventory balances are generally higher in the fourth and first quarters to meet demand during the height of the golf season, and accounts receivable are generally higher during the first half of the year when sales are higher. Average outstanding borrowings during the six months ended June 30, 2019 were $158,903,000, and average amounts available under the ABL Facility during the six months ended June 30, 2019, after outstanding borrowings and letters of credit, was approximately $136,329,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable in May 2024.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. These restrictions do not materially limit the Company's ability to pay future dividends at the current dividend rate. As of June 30, 2019, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below 10% of the maximum facility amount or $40,000,000. The Company’s borrowing base availability was above $40,000,000 during the six months ended June 30, 2019, and the Company was in compliance with the fixed charge coverage ratio as of June 30, 2019. Had the Company not been in compliance with the fixed charge coverage ratio as of June 30, 2019, the maximum amount of additional indebtedness that could have been outstanding on June 30, 2019 would have been reduced by $40,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the German, the U.K. and the U.S. borrowing bases, as adjusted. At June 30, 2019 the Company’s trailing 12 month average interest rate applicable to its outstanding loans under the ABL Facility was 4.72%. Additionally, the ABL Facility provides for monthly fees of 0.25% of the unused portion of the ABL Facility.

The fees incurred in connection with the origination and amendment of the ABL Facility totaled $3,178,000, which are amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees at June 30, 2019 and December 31, 2018 were $2,361,000 and $1,825,000, respectively, of which $708,000 and $476,000, respectively, were included in other current assets and $1,653,000 and $1,349,000, respectively, were included in other long-term assets in the accompanying consolidated condensed balance sheets.
Japan ABL Facilities
In January 2018, the Company refinanced the asset-based loan agreement between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFJ, Ltd (the "Japan ABL Facility"), which provides a credit facility of up to 4,000,000,000 Yen (or U.S. $37,076,000, using the exchange rate in effect as of June 30, 2019) over a three-year term, subject to borrowing base availability under the facility. The amounts outstanding are secured by certain assets, including eligible inventory and eligible accounts receivable. The Company had 2,100,000,000 Yen (or U.S. $19,464,000, using the exchange rate in effect as of June 30, 2019) in borrowings outstanding under this facility as of June 30, 2019. The facility also includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of June 30, 2019, the Company was in compliance with these covenants. The facility is subject to an effective interest rate equal to the Tokyo Interbank Offered Rate (TIBOR) plus 0.80%. The average interest rate during 2019 was 0.86%. The facility expires in January 2021.
On July 31, 2019, the Company entered into a new one-year asset-based loan facility between its subsidiary in Japan and MUFG Bank, Ltd. for 2,000,000,000 Yen, or approximately U.S. $18,386,000 (using the exchange rate in effect as of July 31, 2019). The amounts outstanding will be secured by certain assets, including eligible inventory and eligible accounts receivable. The facility is subject to an effective interest rate equal to the TIBOR plus 1.0%, and is subject to certain restrictions including covenants related to certain pledged assets and financial performance metrics.
Long-Term Debt
Equipment Note
In December 2017, the Company entered into a long-term financing agreement (the "Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of June 30, 2019 and December 31, 2018, the Company had $8,503,000 and $9,628,000, respectively, outstanding under the Equipment Note, of which $2,433,000 and $2,411,000 was reported in current liabilities, respectively, and $6,070,000 and $7,218,000 was reported in long-term liabilities, respectively, in the accompanying consolidated condensed balance sheets. The Company's interest rate applicable to outstanding borrowings was 3.79%. Total interest expense recognized during the six months ended June 30, 2019 was $173,000. The equipment note amortizes over a 5-year term.
The Equipment Note is subject to compliance with the financial covenants in the Company's ABL Facility. As of June 30, 2019, the Company was in compliance with these covenants.
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
As of June 30, 2019, the Company had $461,966,000 outstanding under the Term Loan Facility net of debt issuance costs, of which $2,210,000 is reflected in current liabilities. Unamortized debt issuance costs as of June 30, 2019 were $16,834,000, of which $2,590,000 was reflected in the short-term portion of the facility, and $14,244,000 was reflected in the long-term portion of the facility. Total interest and amortization expense recognized during the three and six months ended June 30, 2019 was $9,062,000 and $17,842,000, respectively.
Loans under the Term Loan Facility are subject to interest at a rate per annum equal to either, at the Company's option, the LIBOR rate or the base rate, plus 4.50% or 3.50%, respectively, and any amounts outstanding are secured by the Company's assets. Principal payments of $1,200,000 are due quarterly, and an amount equal to the outstanding unpaid principal is due on the maturity date. The Company has the option to prepay any outstanding loan balance in whole or in part without premium or penalty. In addition, the Term Loan Facility requires annual excess cash flow payments beginning after December 31, 2019. Subsequent to June 30, 2019, the Company made a payment of $30,000,000 toward the repayment of this facility.
In order to mitigate the risk of interest rate fluctuations under the Term Loan Facility, the Company entered into agreements with the lenders party to the Credit Agreement to swap the floating rate of LIBOR plus 4.50% to a fixed rate of 4.60% on $200,357,000 of the total principal outstanding under the Term Loan Facility. This was achieved by entering into an interest rate hedge agreement and a cross-currency debt swap agreement, converting the $200,357,000 principal into €176,200,000, both of which mature in January 2025. During the three and six months ended June 30, 2019, the Company recognized interest income of $1,269,000 and $2,287,000, respectively, under the cross-currency swap to offset the interest expense recognized under the Term Loan Facility.
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
The following table presents the Company's combined aggregate amount of maturities for its Equipment Note and Term-Loan Facility over the next five years and thereafter as of June 30, 2019. Amounts payable under the Term Loan Facility included below represent the minimum principal repayment obligations. As of June 30, 2019, the Company does not anticipate excess cash flow repayments as defined by the Term Loan Facility.

(in thousands)
Remainder of 2019	$3,698
2020	7,396
2021	7,396
2022	7,396
2023	4,800
2024	4,800
Thereafter	$452,600

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

The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings per common share—basic
Net income attributable to Callaway Golf Company	$28,931	$60,867	$77,578	$123,722
Weighted-average common shares outstanding—basic	94,074	94,367	94,377	94,670
Basic earnings per common share	$0.31	$0.65	$0.82	$1.31
Earnings per common share—diluted
Net income attributable to Callaway Golf Company	$28,931	$60,867	$77,578	$123,722
Weighted-average common shares outstanding—basic	94,074	94,367	94,377	94,670
Outstanding options, restricted stock units and performance share units	1,817	2,561	1,776	2,311
Weighted-average common shares outstanding—diluted	95,891	96,928	96,153	96,981
Dilutive earnings per common share	$0.30	$0.63	$0.81	$1.28

As of June 30, 2019, the Company had a nominal number of securities that had an anti-dilutive effect on the calculation of diluted earnings per common share. Such securities were excluded from the calculation. As of June 30, 2018, there were no anti-dilutive securities and as such, there were no securities excluded from the calculation of diluted earnings per common share.
Note 7. Inventories
Inventories are summarized below (in thousands):

	June 30, 2019	December 31, 2018
Inventories:
Raw materials	$70,247	$80,474
Work-in-process	1,149	815
Finished goods	289,071	256,768
	$360,467	$338,057

Note 8. Goodwill and Intangible Assets
Goodwill at June 30, 2019 increased to $209,773,000 from $55,816,000 at December 31, 2018. This $153,957,000 increase was primarily due to the Jack Wolfskin acquisition in January 2019 (see Note 4), which increased goodwill by $154,234,000. The remaining change was related to changes in foreign currency rates period over period. The Company's goodwill is reported in the Golf Equipment and Apparel, Gear and Other operating segments (see Note 18).

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and non-amortizing intangible assets are subject to an annual impairment test or more frequently when impairment indicators are present. There were no impairment charges recognized during the three and six months ended June 30, 2019. The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	June 30, 2019			December 31, 2018
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$457,197	$—	$457,197	$218,364	$—	$218,364
Amortizing:
Patents	2-16	31,581	31,568	13	31,581	31,543	38
Distributor, customer relationships and other	1-10	54,448	11,931	42,517	15,780	9,490	6,290
Total intangible assets		$543,226	$43,499	$499,727	$265,725	$41,033	$224,692

Aggregate amortization expense on intangible assets was approximately $1,246,000 and $267,000 for the three months ended June 30, 2019 and 2018, respectively, and $2,466,000 and $534,000 for the six months ended June 30, 2019 and 2018, respectively.
Amortization expense related to intangible assets at June 30, 2019 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2019	$2,427
2020	4,780
2021	4,724
2022	4,548
2023	4,409
Thereafter	21,642
$42,530

Note 9. Joint Venture
The Company had a joint venture in Japan, Callaway Apparel K.K., with its long-time apparel licensee, TSI Groove & Sports Co, Ltd., ("TSI") for the design, manufacture and distribution of Callaway-branded apparel, footwear and headwear in Japan. In July 2016, the Company contributed $10,556,000, primarily in cash, for a 52% ownership of the joint venture, and TSI contributed $9,744,000, primarily in inventory, for the remaining 48%. In May 2019, the Company entered into a stock purchase agreement with TSI to acquire the remaining shares comprising the 48% ownership in Callaway Apparel K.K. for 2 billion Yen, or approximately $18,538,000 (using the exchange rate in effect on the acquisition date). The purchase was completed as of May 31, 2019. Pursuant to the stock purchase agreement, the purchase price is due and payable by August 31, 2019, and is therefore included in accounts payable and accrued expenses on the consolidated condensed balance sheet as of June 30, 2019. As of June 30, 2019, the Company owned 100% of this entity and controlled all matters pertaining to its business operations and significant management decisions. Callaway Apparel K.K. is consolidated one month in arrears.
During the three and six months ended June 30, 2019, the Company recorded net income attributable to the non-controlling interest of $33,000 and $179,000, respectively, in its consolidated condensed statements of operations. The total non-controlling interest on the Company's consolidated condensed financial statement at December 31, 2018 was $9,734,000.
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
Topgolf is a privately held company, and as such, the common and preferred shares comprising the Company’s investment are illiquid and their fair value is not readily determinable. The Company accounts for changes in fair value in accordance with ASU No. 2016-01, which requires equity securities without a readily determinable fair value to be measured at cost, less impairments if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.
There were no additional investments during the six months ended June 30, 2019. During the six months ended June 30, 2018, the Company invested $282,000 in shares of Topgolf. The shares that were purchased during the six months ended June 30, 2018 from other Topgolf shareholders were not acquired in orderly transactions as these transactions were not exposed to the market and were not subject to marketing activities. Since the adoption of ASU 2016-01, there were no observable transactions which would provide an estimate of fair value. As such, at June 30, 2019 and December 31, 2018, the Company's investment in Topgolf is reflected at cost less impairments in accordance with ASU No. 2016-01. The Company's total investment in Topgolf as of both June 30, 2019 and December 31, 2018 was $72,238,000.
As of June 30, 2019, the Company has not recorded any impairments with respect to this investment. If in the future there is an observable price change as a result of an orderly transaction for the identical or similar investment in Topgolf, the Company would be required to assess the fair value impact, if any, on each identified or similar class of Topgolf stock held by the Company, and write such stock up or down to its estimated fair value, which could have a material effect on the Company's financial position and results of operations.
Note 11. Product Warranty
The Company has a stated two-year warranty policy for its golf clubs and Jack Wolfskin gear, as well as a limited lifetime warranty for OGIO gear. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The warranty provision for the three and six months ended June 30, 2019 includes the warranty reserves assumed in connection with the Jack Wolfskin acquisition (see Note 4).
The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$10,783	$7,311	$7,610	$6,657
Provision	2,127	3,157	4,606	5,523
Provision liability assumed from acquisition	273	—	2,600	—
Claims paid/costs incurred	(2,207)	(2,433)	(3,840)	(4,145)
Ending balance	$10,976	$8,035	$10,976	$8,035

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
As of June 30, 2019, significant guidance with respect to the Tax Act remains proposed or outstanding. As such, many components of the 2019 tax expense remain estimates and are primarily based on proposed regulations and other guidance as released by the IRS and United States Treasury. The most significant estimate relates to foreign derived intangible income (FDII) and global intangible low taxed income (GILTI).

During the six months ended June 30, 2019, the Company acquired Jack Wolfskin for approximately $521,201,000 (including cash acquired of $58,096,000) in a non-taxable acquisition. The Company recorded a deferred tax liability of $88,392,000 related to the intangibles upon acquisition (see Note 4).
The realization of deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. Due to the Company’s continued profitability, combined with future projections of profitability, the Company has determined that the majority of its U.S. deferred tax assets are more likely than not to be realized. The valuation allowance on the Company’s U.S. deferred tax assets as of June 30, 2019 primarily relates to state net operating loss carryforwards and credits that the Company estimates it may not be able to utilize in future periods. With respect to previously existing non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established. The Company is currently assessing the need for valuation allowances within the Jack Wolfskin group. As of June 30, 2019 the Company maintains all valuation allowances established prior to the acquisition and will adjust these balances if necessary as the Company obtains more information within the measurement period.
The income tax provision was $7,208,000 and $17,247,000 for the three months ended June 30, 2019 and 2018, respectively, and $16,764,000 and $34,466,000 for the six months ended June 30, 2019 and 2018, respectively. The decrease in the provision was primarily due to the reduction of pre-tax income. As a percent of pre-tax income, the Company's effective tax rate declined to 20.0% compared to 22.1% for the second quarter of 2018 primarily due to a shift in the mix of foreign earnings relative to the prior year.
At June 30, 2019, the gross liability for income taxes associated with uncertain tax positions was $12,308,000. Of this amount, $6,597,000 would benefit the Company’s consolidated condensed financial statements and effective income tax rate if favorably settled. The unrecognized tax liabilities are expected to decrease by approximately $28,000 during the next 12 months. The gross liability for uncertain tax positions increased by $187,000 for the three months ended June 30, 2019. The increase was primarily due to increases in tax positions taken in the current quarter. The gross liability for uncertain tax positions increased to $476,000 for the six months ended June 30, 2019 primarily due to increases in tax positions taken in the current year.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended June 30, 2019 and 2018, the Company's provision for income taxes includes a benefit of $221,000 and $123,000, respectively, related to the recognition of interest and/or penalties. For the six months ended June 30, 2019 and 2018, the Company's provision for income taxes includes a net benefit of $189,000 and $6,000, respectively, related to the recognition of interest and/or penalties. As of June 30, 2019 and December 31, 2018, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $1,471,000 and $1,660,000, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2010 and prior
California (United States)	2008 and prior
Canada	2011 and prior
Japan	2012 and prior
South Korea	2013 and prior
United Kingdom	2014 and prior

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
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, as well as endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. The Company has entered into many of these contractual agreements with terms ranging from one to four years. The minimum obligation that the Company is required to pay as of June 30, 2019 under these agreements is $95,091,000 over the next four years as follows (in thousands):

Remainder of 2019	$48,211
2020	23,791
2021	14,350
2022	7,148
2023	1,591
$95,091

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
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the

Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $1,177,000 as of June 30, 2019.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s consolidated condensed financial statements. The fair value of indemnities, commitments and guarantees that the Company issued as of June 30, 2019 was not material to the Company’s financial position, results of operations or cash flows.
Employment Contracts
In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments, including salary continuation, upon the termination of employment by the Company without substantial cause or by the officer for good reason or non-renewal. In addition, in order to ensure that the officers would continue to provide independent leadership consistent with the Company’s best interests, the contracts also generally provide for certain protections in the event of a change in control of the Company. These protections include the payment of certain severance benefits, such as salary continuation, upon the termination of employment following a change in control.
Note 14. Share-Based Employee Compensation
As of June 30, 2019, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan"). From time to time, the Company grants stock options, restricted stock units, performance share units, phantom stock units, stock appreciation rights and other awards under these plans.
The table below summarizes the amounts recognized in the financial statements for the three and six months ended June 30, 2019 and 2018 for share-based compensation, including expense for restricted stock units and performance share units (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Cost of sales	$247	$256	$502	$470
Operating expenses	3,283	3,208	6,463	5,994
Total cost of share-based compensation included in income, before income tax	$3,530	$3,464	$6,965	$6,464

Restricted Stock Units
Restricted stock units awarded under the 2004 Incentive Plan and the 2013 Directors Plan are valued at the Company’s closing stock price on the date of grant. Restricted stock units generally vest over a one- to three-year period. Compensation expense for restricted stock units is recognized on a straight-line basis over the vesting period and is reduced by an estimate for forfeitures. During the three months ended June 30, 2019 and 2018, the Company granted 53,000 and 59,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $16.73 and $17.72 per share, respectively. During the six months ended June 30, 2019 and 2018, the Company granted 452,000 and 419,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $15.35 and $15.22 per share, respectively.
Total compensation expense, net of estimated forfeitures, recognized for restricted stock units during the three months ended June 30, 2019 and 2018 was $1,683,000 and $1,463,000, respectively, and $3,319,000 and $2,850,000, for the six months ended June 30, 2019 and 2018. At June 30, 2019, the Company had $22,385,000 of total unamortized compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.6 years.

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
The Company granted 265,000 and 307,000 shares underlying performance share units during the six months ended June 30, 2019 and 2018, respectively, at a weighted average grant-date fair value of $15.17 and $14.80 per share, respectively. There were no shares underlying performance share units granted during the three months ended June 30, 2019 and 2018. The awards granted during 2019 and 2018 are subject to a three- to five-year performance period provided that (i) if certain first year performance goals are achieved, the participant could earn up to 50% of the three-year target award shares, subject to continued service through the vesting date, and (ii) if certain cumulative first- and second-year performance goals are achieved, the participant could earn up to an aggregate of 80% of the three-year target award shares (which includes any shares earned during the first year), subject to continued service through the vesting date. Based on the Company’s performance, participants earned a minimum of 50% of the target award shares granted in 2018, in each case subject to continued service through the vesting date.
Performance share units with total shareholder return requirements are awards that compare the performance of the Company's common stock over a three-year period to that of the Company's peer group. The fair value of these awards is derived using the Monte Carlo simulation which utilizes the stock volatility, dividend yield and market correlation of the Company and the Company's peer group. During the six months ended June 30, 2019, the Company granted 149,000 shares underlying performance share units subject to total shareholder return requirements at a weighted average grant-date fair value of $16.96 per share. There were no performance share units granted in the three months ended June 30, 2019 or in the three and six months ended June 30, 2018 that were subject to total shareholder return requirements. Stock compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over a three-year vesting period.
During the three months ended June 30, 2019 and 2018, the Company recognized total compensation expense, net of estimated forfeitures, for performance based awards of $1,847,000 and $1,995,000, respectively, and $3,646,000 and $3,599,000 for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, unamortized compensation expense related to these awards was $25,793,000, which is expected to be recognized over a weighted-average period of 1.8 years.
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

The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 16) that are measured at fair value on a recurring basis by the above pricing levels at June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Foreign currency forward contracts—asset position	$2,084	$—	$2,084	$—
Foreign currency forward contracts—liability position	(351)	—	(351)	—

Cross-currency debt swap agreements—asset position	5,144	—	5,144	—
Cross-currency debt swap agreements—liability position	(6,255)	—	(6,255)	—

Interest rate hedge agreements—asset position	—	—	—	—
Interest rate hedge agreements—liability position	(7,855)	—	(7,855)	—
	$(7,233)	$—	$(7,233)	$—
December 31, 2018
Foreign currency forward contracts—asset position	$4,539	$—	$4,539	$—
Foreign currency forward contracts—liability position	(236)	—	(236)	—
	$4,303	$—	$4,303	$—

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
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at June 30, 2019 and December 31, 2018 are categorized within Level 1 of the fair value hierarchy. The table below summarizes information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated condensed balance sheets as of June 30, 2019 and December 31, 2018, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility(1)	$461,966	$461,966	$—	$—
Primary Asset-Based Revolving Credit Facility(2)	$165,467	$165,467	$40,300	$40,300
Equipment Note(3)	$8,503	$8,503	$9,629	$9,629
Standby letters of credit(4)	$1,177	$1,177	$1,187	$1,187

(1)	In January 2019, the Company entered into the Term Loan Facility. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 5 for further information.

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

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or more frequently if certain indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments that are written down to fair value when they are held for sale or determined to be impaired. During each of the six months ended June 30, 2019 and 2018, there were no impairment indicators related to the Company's assets that are measured at fair value on a nonrecurring basis. Assets purchased in connection with the acquisitions of Jack Wolfskin were valued at their fair value on the date of purchase (see Note 4).
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
The following table summarizes the fair value of the Company's derivative instruments as well as the location of the asset and/or liability on the consolidated condensed balance sheets at June 30, 2019 and December 31, 2018 (in thousands):

	Asset Derivatives
	June 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$479	Other current assets	$54
Cross-currency debt swap agreements	Other current assets	5,144	Other current assets	—
Total		$5,623		$54

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,605	Other current assets	$4,485

	Liability Derivatives
	June 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$11	Accounts payable and accrued expenses	$39

Cross-currency debt swap agreements	Accounts payable and accrued expenses	76	Accounts payable and accrued expenses	—
	Other long-term liabilities	6,179	Other long-term liabilities	—

Interest rate hedge agreements	Accounts payable and accrued expenses	1,366	Accounts payable and accrued expenses	—
	Other long-term liabilities	6,489	Other long-term liabilities	—
Total		$14,121		$39

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$340	Accounts payable and accrued expenses	$197

The Company's derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated condensed balance sheets at June 30, 2019 and December 31, 2018.
Cash Flow Hedging Instruments
Hedges of Foreign Currency Exchange Risk
The Company uses foreign currency derivatives designated as qualifying cash flow hedging instruments, including currency forward contracts and cross-currency swaps, to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries to mitigate the exposure. These contracts generally mature within 12 to 15 months from their inception. At June 30, 2019, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $28,726,000. At December 31, 2018, the Company had no outstanding foreign currency forward contracts designated as cash flow hedges. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the critical terms method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. Any ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 15).
As of June 30, 2019, the Company recorded a net gain of $573,000 in other comprehensive income related to its foreign currency hedging activities. Of this amount, net gains of $109,000 and net losses of $202,000 for the three and six months ended June 30, 2019, respectively, were relieved from other comprehensive income and recognized in cost of goods sold for the underlying intercompany sales that were recognized, and net gains of $242,000 and $565,000 for the three and six months ended June 30, 2019, respectively, were relieved from other comprehensive income related to the amortization of forward points. The Company recognized net losses of $155,000 and $200,000 in cost of goods sold for the three and six months ended June 30, 2018, respectively.

There were no ineffective hedge gains or losses recognized during the six months ended June 30, 2019. Based on the current valuation, the Company expects to reclassify net gains of $667,000 from accumulated other comprehensive income into net earnings during the next 12 months.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest income (expense) in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income (expense) as interest payments are made or received on the Company’s variable-rate debt. Based on the current valuation, the Company expects to reclassify net interest expense of $278,000 from accumulated other comprehensive income into earnings during the next 12 months.
As of June 30, 2019, the notional amounts of the outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk were $199,355,000.
During the six months ended June 30, 2019, the Company recorded a net gain of $1,164,000 in other comprehensive income (loss) related to its cross currency swap activities, and net losses of $7,897,000 related to its interest rate hedging activities. Of this amount, net losses of $1,497,000 and net gains of $2,207,000 were relieved from other comprehensive income and recognized in other income for the three and six months ended June 30, 2019. There were no ineffective hedge gains or losses recognized during the three and six months ended June 30, 2019.
The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the three and six months ended June 30, 2019 (in thousands):

	Gain/(Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2019	2018	2019	2018
Foreign currency forward contracts	$27	$1,739	$573	$138
Cross-currency debt swap agreements	(2,907)	—	1,164	—
Interest rate hedge agreements	(3,956)	—	(7,897)	—
	$(6,836)	$1,739	$(6,160)	$138

	Gain/(Loss) Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2019	2018	2019	2018
Foreign currency forward contracts	$228	$(155)	$374	$(200)
Cross-currency debt swap agreements	(1,463)	—	2,251	—
Interest rate hedge agreements	(34)	—	(44)	—
	$(1,269)	$(155)	$2,581	$(200)

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At June 30, 2019 and December 31, 2018, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $138,000,000 and $459,600,000, respectively. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the consolidated condensed statements of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 15).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three and six months ended June 30, 2019 and 2018, respectively, in addition to the derivative contract type (in thousands):

	Location of Net Gain Recognized in Income on Derivative Instruments	Amount of Net Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Foreign currency forward contracts	Other expense, net	$691	$7,220	$1,441	$3,360

In addition, for the three and six months ended June 30, 2019, the Company recognized a net foreign currency gain of $2,729,000 and a net foreign currency loss of $2,609,000 related to transactions with its foreign subsidiaries, respectively.
Note 17. Accumulated Other Comprehensive Loss
The following table details the amounts reclassified from accumulated other comprehensive loss to cost of goods sold, as well as changes in foreign currency translation for the three and six months ended June 30, 2019. Amounts are in thousands.

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, March 31, 2019, after tax	$(3,495)	$(16,677)	$(20,172)
Change in derivative instruments	(6,836)	—	(6,836)
Net losses from derivative instruments reclassified to cost of goods sold	1,269	—	1,269
Income tax benefit on derivative instruments	1,916	—	1,916
Foreign currency translation adjustments	—	1,552	1,552
Accumulated other comprehensive loss, June 30, 2019, after tax	$(7,146)	$(15,125)	$(22,271)

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, December 31, 2018, after tax	$107	$(13,807)	$(13,700)
Change in derivative instruments	(6,160)	—	(6,160)
Net gains from derivative instruments reclassified to cost of goods sold	(2,581)	—	(2,581)
Income tax benefit on derivative instruments	1,488	—	1,488
Foreign currency translation adjustments	—	(1,318)	(1,318)
Accumulated other comprehensive loss, June 30, 2019, after tax	$(7,146)	$(15,125)	$(22,271)

Note 18. Segment Information
As of December 31, 2018, the Company had three operating and reportable segments, namely Golf Clubs, Golf Balls and Gear, Accessories and Other. Due to the Company's acquisition of the outdoor apparel company Jack Wolfskin in January 2019, combined with the continued growth of TravisMathew and OGIO branded soft goods, the Company anticipates significant future growth in its soft goods business. The Company therefore reassessed its operating segments during the first quarter of 2019 and evaluated its global business platform, including its management structure, operations, supply chain and distribution, and changed the composition of its operating and reportable segments on the basis of golf equipment and soft goods products. As a result, and based on the Company's assessment, as of January 1, 2019, the Company has two reportable operating segments, namely the Golf Equipment operating segment and the Apparel, Gear and Other operating segment. The Company's Golf Equipment reportable segment consists of Callaway Golf branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata branded golf balls and sales of pre-owned golf clubs. The Apparel, Gear and Other reportable segment consists of Jack Wolfskin, TravisMathew and OGIO branded apparel, gear and accessories, and Callaway branded golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products. Comparative periods have been reclassified to reflect these changes. There are no significant intersegment transactions.
The tables below contain information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018(1)	2019	2018(1)
Net sales:
Golf Equipment	$292,353	$298,684	$615,972	$611,047
Apparel, Gear and Other	154,355	97,627	346,933	188,455
	$446,708	$396,311	$962,905	$799,502
Income before income taxes:
Golf Equipment	$55,665	$63,948	$125,658	$141,457
Apparel, Gear and Other	11,314	24,082	34,033	43,531
Reconciling items(2)	(30,873)	(9,849)	(65,528)	(26,857)
	$36,106	$78,181	$94,163	$158,131
Additions to long-lived assets:
Golf Equipment	$7,924	$8,837	$13,341	$14,270
Apparel, Gear and Other	4,289	1,176	8,682	2,558
	$12,213	$10,013	$22,023	$16,828

(1)	The Company changed its operating segments as of January 1, 2019. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items for the three and six months ended June 30, 2019 compared to 2018 includes incremental corporate general and administrative expenses associated with the addition of the Jack Wolfskin business in January 2019, as well as non-recurring charges of $1,603,000 and $6,326,000 for the three and six months ended June 30, 2019, respectively, primarily related to the acquisition of Jack Wolfskin that was completed in January 2019. Reconciling items also include incremental interest expense of $8,436,000 and $16,547,000, for the three and six months ended June 30, 2019, respectively, due to the new Term Loan Facility to fund the purchase of Jack Wolfskin combined with higher outstanding borrowings on the Company's credit facilities period over period. See Note 5 for information on the Company's credit facilities and long-term debt obligations.

	June 30, 2019	December 31, 2018(1)
Total Assets:
Golf Equipment	$387,501	$437,604
Apparel, Gear and Other	973,065	269,432
Reconciling items(2)	576,655	345,908
	$1,937,221	$1,052,944
Goodwill:
Golf Equipment	$26,204	$26,183
Apparel, Gear and Other	183,569	29,633
	$209,773	$55,816

(1)	The Company changed its operating segments as of January 1, 2019. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.

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
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with the accounting principles generally accepted in the United States ("GAAP"), the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. In addition, non-GAAP information includes certain of the Company’s financial results on a constant currency basis. This constant currency information estimates what the Company’s financial results would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency results and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. In addition, this non-GAAP information includes certain of the Company's financial results without transaction costs and transition costs, and purchase accounting amortization expenses associated with the Jack Wolfskin acquisition for the three and six months ended June 30, 2019, and amortization costs of intangible assets associated with the Jack Wolfskin, OGIO and TravisMathew acquisitions for three and six months ended June 30, 2019 and 2018.
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
Results of Operations
Overview of Business and Seasonality
Products
The Company designs, manufactures and sells a full line of high quality golf equipment, including golf clubs and golf balls. The Company designs its golf products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company designs its golf products for golfers of all skill levels, both amateur and professional. In addition, the Company designs and develops a full line of high quality golf soft goods, including golf bags, apparel, footwear and other golf accessories. In 2017, the Company expanded its soft goods lines with the acquisitions of OGIO and TravisMathew. Under the OGIO brand, the Company offers a full line of premium personal storage gear for sport and personal use, a line of performance outerwear for men, and golf and apparel accessories. TravisMathew offers a full line of premium golf and lifestyle apparel as well as footwear and accessories. In January 2019, the Company completed the acquisition of JW Stargazer Holding GmbH, the owner of the international, premium outdoor apparel, footwear and equipment brand, Jack Wolfskin. The Company expects this acquisition to further enhance the Company's lifestyle category and provide a platform for future growth in the active outdoor and urban outdoor categories. The Company's soft goods under the Callaway, OGIO, TravisMathew and Jack Wolfskin brands are designed and developed internally.
Operating Segments
As of December 31, 2018, the Company had three operating and reportable segments, namely Golf Clubs, Golf Balls and Gear, Accessories and Other. Due to the Company's acquisition of the outdoor apparel company Jack Wolfskin in January 2019, combined with the continuous growth of TravisMathew and OGIO branded soft goods, the Company anticipates significant future growth in its soft goods business. The Company therefore reassessed its operating segments during the first quarter of 2019 and evaluated its global business platform, including its management structure, operations, supply chain and distribution, and changed the composition of its operating and reportable segments on the basis of golf equipment and soft goods products. As a result, and based on the Company's assessment, as of January 1, 2019, the Company began including sales from its golf clubs and golf balls business in the Golf Equipment reportable operating segment, consisting of Callaway Golf branded woods, hybrids, irons, wedges,

Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata branded golf balls and sales of pre-owned golf clubs. Sales of Jack Wolfskin, TravisMathew and OGIO branded apparel, gear and accessories, and Callaway branded golf apparel and footwear, golf bags, golf gloves, travel gear, headwear and other golf-related accessories, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products are included in the Apparel, Gear and Other reportable operating segment. Comparative periods have been reclassified to reflect these changes. For further information about the Company's segments, see Note 18 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Cost of Sales
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. Historically, over 85% of the Company's manufacturing costs, primarily material and component costs, are variable in nature and fluctuate with sales volumes. With respect to the Company's Golf Equipment operating segment, variable costs as a percentage of cost of sales range between 85% to 95% for golf club products and 75% to 85% for golf ball products. Variable costs for soft goods in the Apparel, Gear and Other operating segment are generally greater than 90% as fewer fixed costs are used in the manufacturing of soft goods products. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Operating Segments Results for the Three and Six Months Ended June 30, 2019 and 2018—Segment Profitability" below for further discussion of gross margins.
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

Executive Summary
The Company's net sales increased 20.4% to $962.9 million in the first half of 2019 compared to $799.5 in the comparable period in 2018. These results were achieved despite the negative impact of changes in foreign currency rates of $24.2 million and reflect an increase in both the Company’s Apparel, Gear and Accessories Operating Segment and Golf Equipment Operating Segment. The increases in sales of Apparel, Gear and Accessories was primarily driven by the Jack Wolfskin business, which contributed incremental sales of $141.1 million for the six months ended June 30, 2019. The Company’s Apparel, Gear and Accessories sales were also favorably impacted by the growing success of the Company's TravisMathew apparel business, which grew double-digits during the period. The Company’s Golf Equipment sales increased $5.0 million in the first half of 2019 compared to the same periods in the prior year due to the continued strength of the Company’s 2019 golf equipment product line, despite that in 2018, product launches were more heavily weighted in the first half of the year.
The Company’s gross margin in the first half of 2019 decreased 300 basis points to 46.2% compared to the first half of 2018. The Company's gross margin for the first half of 2019 includes $10.7 million (or 110 margin basis points) of amortization charges related to a fair value adjustment to Jack Wolfskin's inventory, recorded as part of the Company's purchase price allocation. The remaining decline resulted from a shift in current year product mix to sales of more premium products, which generally have lower margins due to more advanced technology, combined with the negative impact of unfavorable changes in foreign currency rates. These declines were partially offset by sales growth from the Company's TravisMathew business, which is accretive to gross margin.
Operating expenses increased $97.5 million to $330.4 million in the first half of 2019 compared to the respective period in 2018. This increase was driven primarily by $76.6 million of incremental operating expenses related to the new Jack Wolfskin business, combined with increased investments in the business to sustain the Company's growth, including investments in marketing and tour. Operating expenses in the first half of 2019 also include non-recurring expenses of $8.7 million related to the Jack Wolfskin acquisition.
Interest expense increased $17.0 million to $20.6 million in the first half of 2019 compared to the first half of 2018, primarily due to the recognition of incremental interest expense from the Company's new $480.0 million Term Loan Facility used to fund the Jack Wolfskin acquisition in January 2019.
The provision for income taxes decreased to $16.8 million in the first half of 2019 compared to $34.5 million the first half of 2018. As a percent of pre-tax income, the Company's effective income tax rate declined to 17.8% in the first half of 2019 compared to 21.8% in 2018. This decline was primarily due to a decrease in pre-tax income combined with a shift in the mix of foreign earnings relative to the prior year.
Diluted earnings per share decreased by $0.47 to $0.81 in the first half of 2019 compared to $1.28 in the same period in 2018. The Company's earnings for the first half of 2019 include $23.3 million of non-recurring costs related to the Jack Wolfskin acquisition, and after-tax purchase accounting amortization expenses related to the Jack Wolfskin, TravisMathew and OGIO acquisitions. Additionally, the Company's first half earnings in 2019 were negatively impacted by the seasonal nature of the Jack Wolfskin business, which is dilutive to earnings during the first half of the year, combined with increased investments in the business to sustain the Company's growth, and an increase in interest expense related to the new term loan entered into in January 2019 to fund the purchase of Jack Wolfskin. The Company anticipates an increase in sales and earnings during the back half of the year relative to 2018 due to incremental Jack Wolfskin sales driven by the sell-in of the fall/winter product line as well as an increase in new Golf Equipment product launches compared to the second half of 2018. In general, Jack Wolfskin generates the majority of it's annual profitability in the back half of the year.
Three-Month Periods Ended June 30, 2019 and 2018
Net sales for the second quarter of 2019 increased by $50.4 million (12.7%) to $446.7 million compared to $396.3 million in the second quarter of 2018 primarily due to the Company's acquisition of the outdoor apparel company, Jack Wolfskin, which added incremental sales of $48.4 million in the Apparel, Gear and Other operating segment. Excluding this acquisition, sales for this segment increased $8.4 million (8.6%) in the second quarter of 2019 compared to the same period in 2018, primarily due to the growing success of the TravisMathew apparel business. Net sales in the Golf Equipment operating segment declined $6.4 million (2.1%) due to a change in product launch cadence in 2019 compared to 2018. In 2018, the Company's new golf equipment launches were more heavily weighted towards the first half of the year, whereas in 2019, the launches are spread more throughout the year. In addition, net sales in the second quarter of 2019 were negatively impacted by $9.1 million due to fluctuations in foreign currency rates relative to the same period in the prior year.

The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2019	2018	Dollars	Percent
Net sales:
Golf Equipment	$292.3	$298.7	$(6.4)	(2.1)%
Apparel, Gear and Other	154.4	97.6	56.8	58.2%
	$446.7	$396.3	$50.4	12.7%

(1)	The Company changed its operating segments as of January 1, 2019. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
For further discussion of each operating segment’s results, see "Operating Segments Results for the Three Months Ended
June 30, 2019 and 2018" below.
Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)		Constant Currency Growth/(Decline) vs. 2018
	2019	2018	Dollars	Percent	Percent
Net sales:
United States	$247.4	$233.4	$14.0	6.0%	6.0%
Europe	81.6	46.3	35.3	76.2%	86.8%
Japan	55.7	59.7	(4.0)	(6.7%)	(5.9)%
Rest of world	62.0	56.9	5.1	9.0%	15.4%
	$446.7	$396.3	$50.4	12.7%	15.0%

(1) In connection with the Company's assessment of its reportable operating segments the Company also reassessed its reportable regions. As a result, as of January 1, 2019, the Company began to report regional sales previously reported in rest of Asia and other foreign countries in rest of world. Accordingly, the prior period amounts have been reclassified to conform to current year presentation of regional sales.
Net sales in the United States increased $14.0 million (6.0%) to $247.4 million during the second quarter of 2019 compared to $233.4 million in the second quarter of 2018. The Company’s sales in regions outside of the United States increased $36.4 million (22.3%) to $199.3 million during the second quarter of 2019 compared to $162.9 million in the second quarter of 2018. Foreign currency fluctuations had an unfavorable impact of $9.1 million on net sales during the second quarter of 2019 relative to the same period in the prior year. The increase in net sales by region includes the following:

•
Net sales in Europe increased primarily due to incremental apparel sales resulting from the Jack Wolfskin acquisition completed in January 2019, partially offset by the unfavorable impact of foreign currency fluctuations on sales.

•	In the United States, the increase was primarily due to an increase in apparel sales as a result of the continued growth of the TravisMathew business.

•
The increase in rest of world was primarily driven by an increase in apparel sales in China resulting from the Jack Wolfskin acquisition, partially offset by the unfavorable impact of foreign currency fluctuations on sales.

•	The decrease in Japan was primarily due to a shift in product launch timing due to the earlier launch of region-specific woods and irons models in the first half of 2018.
Gross profit increased $14.1 million (7.3%) to $206.8 million in the second quarter of 2019 compared to $192.7 million in the second quarter of 2018. Gross profit as a percentage of net sales (“gross margin”) declined by 230 basis points to 46.3% in the second quarter of 2019 compared to 48.6% in the second quarter of 2018.The Company's gross margin for the three months ended June 30, 2019 includes $5.3 million or 120 margin basis points of amortization charges related to a fair value adjustment to Jack Wolfskin's inventory, recorded as part of the Company's purchase price allocation. The remaining 110 basis point decrease was primarily due to a shift in current year product mix to sales of more premium products, which generally have lower margins due to more advanced technology, combined with the negative impact of unfavorable changes in foreign currency rates. These declines were partially offset by sales growth from the Company's TravisMathew business in addition to the Jack Wolfskin business, both of which are accretive to gross margin in the second quarter of 2019. For further discussion of gross margin, see "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Operating Segments Results for the Three Months Ended June 30, 2019 and 2018—Segment Profitability" below.
Selling expenses increased by $29.8 million to $113.1 million (25.3% of net sales) in the second quarter of 2019 compared to $83.3 million (21.0% of net sales) in the second quarter of 2018. This increase reflects $27.6 million of incremental costs resulting from the addition of the Jack Wolfskin business, combined with an increase in variable expenses due to higher net sales period over period, as well as increases of $0.8 million in employee costs and $0.7 in professional fees.
General and administrative expenses increased by $11.0 million to $35.4 million (7.9% of net sales) in the second quarter of 2019 compared to $24.4 million (6.2% of net sales) in the second quarter of 2018. This increase was primarily due to $7.7 million of incremental costs resulting from the addition of the Jack Wolfskin business, combined with increases of $1.6 million in transition costs incurred in the second quarter of 2019 in connection with the Jack Wolfskin acquisition.
Research and development expenses increased by $2.4 million to $13.1 million in the second quarter of 2019 compared to $10.7 million the second quarter of 2018, and decreased slightly as a percentage of net sales to 2.9% from 2.7%. This increase was primarily due to $2.5 million of incremental costs in the second quarter of 2019 resulting from the addition of the Jack Wolfskin business.
Net interest expense increased by $8.7 million to $10.7 million in the second quarter of 2019 compared to $2.0 million in the second quarter of 2018 primarily due to an increase in interest related to the Company's long-term debt, including $8.4 million related to the Term Loan Facility the Company entered into in connection with the Jack Wolfskin acquisition (see Note 5 “Financing Arrangements” and Note 4 "Business Combinations" to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q).
Other income decreased by $4.3 million to $1.2 million in the second quarter of 2019 compared to $5.5 million in the second quarter of 2018, primarily due to a decrease in net foreign currency gains from non-designated foreign currency hedging contracts.
The Company’s provision for income taxes decreased by $10.0 million to $7.2 million in the second quarter of 2019, compared to $17.2 million in the second quarter of 2018 primarily due to a decline in pre-tax income. As a percentage of pre-tax income, the Company’s income tax rate declined to 20.0% compared to 22.1% in the second quarter of 2018 primarily due to a shift in the mix of foreign earnings relative to the prior year. For further discussion see Note 12 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net income for the second quarter of 2019 decreased $32.0 million to $28.9 million compared to $60.9 million in the second quarter of 2018. Diluted earnings per share decreased $0.33 to $0.30 in the second quarter of 2019 compared to $0.63 in the second quarter of 2018. On a non-GAAP basis, excluding after-tax acquisition related costs related to Jack Wolfskin, and excluding after-tax purchase accounting amortization expenses related to the Jack Wolfskin, TravisMathew and OGIO acquisitions, the Company's net income and diluted earnings per share for the three months ended June 30, 2019 would have been $35.1 million and $0.37 per share, respectively, compared to $61.1 million and $0.63 per share for the comparative period in 2018. The decreased non-GAAP earnings in 2019 is primarily due to the seasonal nature of the Jack Wolfskin business, which is dilutive to earnings during the second quarter of the year, combined with the $8.4 million increase in interest expense related to the new term loan entered into in January 2019 to fund the purchase of Jack Wolfskin.
The table below presents a reconciliation of the Company's as-reported results for the three months ended June 30, 2019 and 2018 to the Company's non-GAAP results reported above for the same periods (in millions, except per share information).

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	As Reported	Acquisition and Transition Costs(1)	Purchase Accounting Amortization Expense(2)	Non-GAAP	As Reported	Purchase Accounting Amortization Expense(2)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	$28.9	$(5.0)	$(1.2)	$35.1	$60.9	$(0.2)	$61.1

Diluted earnings (loss) per share	$0.30	$(0.05)	$(0.02)	$0.37	$0.63	$—	$0.63
Weighted-average shares outstanding	95.9	95.9	95.9	95.9	96.9	96.9	96.9

(1)	Represents non-recurring costs associated with the acquisition of Jack Wolfskin completed in January 2019.

(2)
Represents non-cash amortization expense of intangible assets and the step-up of inventory in connection with the Jack Wolfskin acquisition in January 2019, and amortization expense of intangible assets in connection with the TravisMathew and OGIO acquisitions in August 2017 and January 2017, respectively.

Operating Segments Results for the Three Months Ended June 30, 2019 and 2018
Golf Equipment
Golf Equipment sales decreased $6.4 million to $292.3 million in the second quarter of 2019 compared to $298.7 million in the second quarter of 2018 due to a $9.1 million (3.9%) decrease in golf club sales offset by a $2.7 million (4.1%) increase in golf ball sales.
Net sales information for the Golf Equipment segment by product category is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth/(Decline)
	2019	2018	Dollars	Percent
Net sales:
Golf Clubs	$223.7	$232.8	$(9.1)	(3.9)%
Golf Balls	68.6	65.9	2.7	4.1%
	$292.3	$298.7	$(6.4)	(2.1)%
The $9.1 million (3.9%) decrease in net sales of golf clubs to $223.7 million for the quarter ended June 30, 2019, compared to $232.8 million in the comparable period in 2018, was primarily due to a decrease in sales of woods partially offset by an increase in sales of putters. The decrease in woods was primarily due to the earlier launch timing of region specific woods in the first half of 2018 compared to the same period in 2019. The increase in sales of putters was primarily due to the launch of the Company's Stroke Lab putter in the first quarter of 2019 with no comparable models launched in the first half of 2018.
Net sales of golf balls increased $2.7 million (4.1%) to 68.6 million for the quarter ended June 30, 2019 compared to 65.9 million in the comparable period in 2018 primarily due to an increase in sales volume driven by the successful launch of the new ERC Triple Track and Supersoft golf balls in the first quarter of 2019 combined with the continued success of the 2018 Truvis and Chrome Soft golf balls, which resulted in an overall increase in market share period over period.
Apparel, Gear and Other
Net sales information for the Apparel, Gear and Other segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth
	2019	2018	Dollars	Percent
Net sales:
Apparel	$73.2	$30.8	$42.4	137.7%
Gear, Accessories, & Other	81.2	66.8	14.4	21.6%
	$154.4	$97.6	$56.8	58.2%
Net sales of apparel increased $42.4 million (137.7%) to $73.2 million for the quarter ended June 30, 2019 compared to the same period of the prior year, primarily due to incremental sales of outdoor apparel as a result of the Jack Wolfskin acquisition in January 2019, combined with the success of the TravisMathew apparel business, which grew double-digits in the second quarter of 2019 compared to the second quarter of 2018. This increase resulted from brand momentum combined with the opening of three new retail stores in the first half of 2019 and six new retail stores in 2018.
Net sales of gear, accessories and other increased $14.4 million (21.6%) to $81.2 million for the quarter ended June 30, 2019 compared to $66.8 million compared to the same period of the prior year, primarily due incremental sales of Jack Wolfskin gear and accessories combined with an increase in sales of golf gloves.

Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Decline
	2019	2018	Dollars	Percent
Income before income taxes:
Golf Equipment	$55.7	$63.9	$(8.2)	(12.8)%
Apparel, Gear and Other	11.3	24.1	(12.8)	(53.1)%
Reconciling items(1)	(30.9)	(9.8)	(21.1)	215.3%
	$36.1	$78.2	$(42.1)	(53.8)%

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The $21.1 million increase in reconciling items in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to incremental corporate general and administrative expenses associated with the addition of the Jack Wolfskin business in January 2019, as well as non-recurring costs in connection with the Jack Wolfskin acquisition, and the amortization of intangible assets associated with the acquisitions of Jack Wolfskin, TravisMathew and OGIO. Reconciling items also include incremental interest expense of $8.4 million due to the new Term Loan Facility to fund the purchase of Jack Wolfskin.

Pre-tax income from the Golf Equipment operating segment decreased $8.2 million (12.8)% to $55.7 million in the second quarter of 2019 from $63.9 million in the second quarter of 2018. This decrease was primarily due to a $9.3 million decrease in gross profit resulting from a $6.4 million decrease in net sales as discussed above. Gross profit as a percentage of net sales ("gross margin") decreased 220 basis points period over period primarily due to a shift in product mix to sales of premium products, which generally have lower margins due to more advanced technology incorporated into these products, combined with the negative impact of fluctuations in foreign currency rates. The decrease in gross margin was offset by a decrease in operating expenses primarily due to a decrease in marketing expenses as a result of the shift in timing of product launches.
Pre-tax income in the Company's Apparel, Gear and Other operating segment decreased $12.8 million (53.1)% to $11.3 million in the second quarter of 2019 from $24.1 million in the second quarter of 2018. This decrease was due to a $41.7 million increase in operating expenses offset by a $28.8 million increase in gross profit both primarily due to the addition of the new Jack Wolfskin business acquired in January 2019. Given the seasonal nature of this business as many of their products are geared toward the fall/winter season, Jack Wolfskin generally records operating losses in the second quarter. This decrease was partially offset by an increase in gross profit and operating income from the growing success of the TravisMathew apparel business.
Six-Month Period Ended June 30, 2019 and 2018
Net sales for the six months ended June 30, 2019 increased $163.4 million (20.4%) to $962.9 million compared to $799.5 million for the six months ended June 30, 2018, primarily due to the Company's acquisition of the outdoor apparel company, Jack Wolfskin, which added incremental sales of $141.1 million in the Apparel, Gear and Other operating segment. Excluding this acquisition, sales for this segment increased $17.4 million (9.2%) in the first half of 2019 compared to the same period in 2018, primarily due to the growing success of the TravisMathew apparel business. Net sales in the Golf Equipment operating segment increased $5.0 million (0.8%) due to the launch of the Stroke Lab premium putters in 2019 with no comparable launch in 2018, in addition to an overall increase in golf ball market share period over period. Net sales in the first half of 2019 were impacted by unfavorable changes in foreign currency rates of $24.2 million relative to the same period in 2018.

The Company’s net sales by operating segment are presented below (dollars in millions):

	Six Months Ended June 30,		Growth
	2019	2018(1)	Dollars	Percent
Net sales:
Golf Equipment	$616.0	$611.0	$5.0	0.8%
Apparel, Gear and Other	346.9	188.5	158.4	84.0%
	$962.9	$799.5	$163.4	20.4%

(1)	The Company changed its operating segments as of January 1, 2019. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
For further discussion of each operating segment’s results, see below “Operating Segments Results for the Six Months Ended June 30, 2019 and 2018.”
Net sales information by region is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth		Constant Currency Growth vs. 2018
	2019	2018(1)	Dollars	Percent	Percent
Net sales:
United States	$496.4	$468.5	$27.9	6.0%	6.0%
Europe	208.2	97.5	110.7	113.5%	129.1%
Japan	128.9	128.9	—	—%	1.3%
Rest of world	129.4	104.6	24.8	23.7%	30.8%
	$962.9	$799.5	$163.4	20.4%	23.5%

(1) In connection with the Company's assessment of its reportable operating segments the Company also reassessed its reportable regions. As a result, starting on January 1, 2019, the Company began to report regional sales previously reported in rest of Asia and other foreign countries in rest of world. Accordingly, the prior period amounts have been reclassified to conform to current year presentation of regional sales.
Net sales in the United States increased $27.9 million (6.0%) to $496.4 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Net sales in regions outside of the United States increased $135.5 million (40.9%) to $466.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Fluctuations in foreign currencies had an unfavorable impact on international net sales of $24.2 million in the first half of 2019 relative to the same period in the prior year. The increase in net sales by region includes the following:

•	In the United States, the increase was primarily due to an increase in apparel sales due to the continued growth of the TravisMathew business combined with an increase in sales of golf equipment.

•
In Europe, the increase was primarily due to incremental apparel sales resulting from the Jack Wolfskin acquisition completed in January 2019, partially offset by the unfavorable impact of foreign currency fluctuations on sales.

•
The increase in rest of world was primarily driven by incremental apparel sales in China resulting from the Jack Wolfskin acquisition completed in January 2019, partially offset by the unfavorable impact of foreign currency fluctuations on sales.

Gross profit increased $52.1 million (13.2%) to $445.3 million for the six months ended June 30, 2019 compared to $393.2 million in the same period of 2018 due to the addition of the Jack Wolfskin business in 2019. Gross margin decreased 300 basis points to 46.2% in the first half of 2019 compared to the same period in 2018. This decrease was primarily due to amortization charges of $10.7 million related to a fair value adjustment to Jack Wolfskin's inventory recorded as part of the Company's purchase price allocation, which resulted in a negative impact to gross margin of 110 basis points. The remaining 190 decrease in margin basis points was due to a shift in current year product mix to sales of more premium products, which generally have lower margins due to more advanced technology, combined with the negative impact of unfavorable changes in foreign currency rates. These decreases were partially offset by sales growth from the Company's TravisMathew business, which is accretive to gross margin.

For further discussion of gross margin, see above "Results of Operations—Overview of Business and Seasonality—Cost of Sales" and see below "Operating Segments Results for the Six Months Ended June 30, 2019 and 2018—Segment Profitability."
Selling expenses increased by $66.2 million to $232.4 million (24.1% of net sales) during the six months ended June 30, 2019 compared to $166.2 million (20.8% of net sales) in the comparable period of 2018. This increase reflects $56.1 million of incremental costs resulting from the addition of the Jack Wolfskin business, combined with an increase in variable expenses due to higher net sales period over period, in addition to increases of $4.7 million in marketing and tour expenses and $3.6 million in employee costs and consulting expenses.
General and administrative expenses increased by $26.1 million to $72.4 million (7.5% of net sales) during the six months ended June 30, 2019 compared to $46.3 million (5.8% of net sales) in the comparable period of 2018. This increase was primarily due to $15.6 million of incremental costs resulting from the addition of the Jack Wolfskin business, combined with increases of $8.7 million in transaction costs related to the Jack Wolfskin acquisition as well as incremental expense from the amortization of intangible assets, $2.4 million in employee costs and $1.1 million in professional fees.
Research and development expenses increased by $5.3 million to $25.6 million (2.7% of net sales) during the six months ended June 30, 2019 compared to $20.3 million (2.5% of net sales) in the comparable period of 2018. This increase was primarily due to $4.9 million of incremental costs resulting from the addition of the Jack Wolfskin business.
Interest expense increased $17.0 million to $20.6 million during the six months ended June 30, 2019 compared to $3.6 million in the comparable period of 2018, primarily due to an increase in interest paid on the Company's long-term debt, including $16.5 million related to the Term Loan Facility the Company entered into in connection with the Jack Wolfskin acquisition (see Note 5 “Financing Arrangements” and Note 4 "Business Combinations" to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q).
Other income/expense, net decreased to other expense of $0.8 million during the six months ended June 30, 2019 compared to other income of $1.0 million in the comparable period of 2018. This $1.8 million decrease was primarily due to an increase in net foreign currency losses from non-designated foreign currency hedging contracts.
The Company’s provision for income taxes decreased by $17.7 million to $16.8 million for the six months ended June 30, 2019, compared to $34.5 million in the comparable period of 2018, primarily due to the decline in pre-tax income. As a percent of pre-tax income, the Company's effective tax rate in the first six months of 2019 declined to 17.8% compared to 21.8% in the comparable period of 2018 primarily due to a shift in the mix of foreign earnings relative to the prior year. For further discussion see Note 12 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net income for the six months ended June 30, 2019 decreased by $46.1 million to $77.6 million compared to $123.7 million in the comparable period of 2018. Diluted earnings per share decreased by $0.47 to $0.81 in the first six months of 2019 compared to $1.28 in the same period in 2018. On a non-GAAP basis, excluding after-tax acquisition related costs as well as certain hedging losses associated with the purchase price of Jack Wolfskin, and excluding after-tax purchase accounting amortization expenses related to the Jack Wolfskin, TravisMathew and OGIO acquisitions, the Company's net income and diluted earnings per share for the six months ended June 30, 2019 would have been $95.6 million and $0.99 per share, respectively, compared to $124.1 million and $1.28 per share for the comparative period in 2018. The decreased non-GAAP earnings in 2019 is primarily due to the seasonal nature of the Jack Wolfskin business, which is dilutive to earnings in the first six months of 2019, a shift in product mix to more premium products in the first half of 2019, which generally have lower margins due to added technology, a $16.5 million increase in interest expense related to the new term loan entered into in January 2019 to fund the purchase of Jack Wolfskin, as well as foreign currency losses recognized in the first six months of 2019 from non-designated hedging contracts. These decreases were partially offset by growth in the TravisMathew business, in addition to a lower tax rate.

The table below presents a reconciliation of the Company's as-reported results for the six months ended June 30, 2019 and 2018 to the Company's non-GAAP results reported above for the same periods (in millions, except per share information).

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	As Reported	Acquisition and Transition Costs(1)	Purchase Accounting Amortization Expense(2)	Non-GAAP	As Reported	Purchase Accounting Amortization Expense(2)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	$77.6	$(7.9)	$(10.1)	$95.6	$123.7	$(0.4)	$124.1

Diluted earnings (loss) per share	$0.81	$(0.10)	$(0.08)	$0.99	$1.28	$—	$1.28
Weighted-average shares outstanding	96.2	96.2	96.2	96.2	97.0	97.0	97.0

(1)	Represents non-recurring costs associated with the acquisition of Jack Wolfskin completed in January 2019.

(2)
Represents non-cash amortization expense of intangible assets and the step-up of inventory in connection with the Jack Wolfskin acquisition in January 2019, and amortization expense of intangible assets in connection with the TravisMathew and OGIO acquisitions in August 2017 and January 2017, respectively.

Operating Segments Results for the Six Months Ended June 30, 2019 and 2018
Golf Equipment
Golf equipment sales increased $5.0 million (0.8%) to $616.0 million for the six-months ended June 30, 2019 compared to $611.0 million for the same period in 2018 as a result of a $9.6 million (7.9%) increase in golf ball sales offset by a $4.6 million (0.9%) decrease in golf club sales.
Net sales information for the Golf Equipment segment by product category is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2019	2018	Dollars	Percent
Net sales:
Golf Clubs	$485.6	$490.2	$(4.6)	(0.9)%
Golf Balls	130.4	120.8	9.6	7.9%
	$616.0	$611.0	$5.0	0.8%
Net sales of golf clubs decreased $4.6 million (0.9%) to $485.6 million for the six months ended June 30, 2019 compared to the same period in the prior year primarily due to unfavorable foreign currency fluctuations, which had a negative impact on net sales of golf clubs of $8.8 million, combined with the earlier timing of regions specific woods products in the first half of 2018 compared to the same period in 2019. These decreases were partially offset by an increase in net sales of putters due to the current year launch of the Stroke Lab putter in the first quarter of 2019 with no comparable models launched in the first half of 2018, combined with the continued success of the Odyssey EXO putters in 2019, in addition to the successful launch of the Apex and Big Bertha premium lines of irons in the first half of 2019, combined with the continued success of the prior year Rogue line of irons.
Net sales of golf balls increased $9.6 million (7.9%) to $130.4 million for the six months ended June 30, 2019 compared to the same period in the prior year due to the successful launch of the new ERC Triple Track and Supersoft golf balls in the first half of 2019, combined with the continued success of the 2018 Truvis and Chrome Soft golf balls, which resulted in an overall increase in market share period over period.

Apparel, Gear and Other
Net sales information for the Apparel, Gear and Other segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth
	2019	2018	Dollars	Percent
Net sales:
Apparel	$169.4	$57.1	$112.3	196.7%
Gear, Accessories, & Other	177.5	131.4	46.1	35.1%
	$346.9	$188.5	$158.4	84.0%
Net sales of apparel increased $112.3 million (196.7%) to $169.4 million for the six months ended June 30, 2019 compared to the same period of the prior year, primarily due to incremental sales related to outdoor apparel as the result of the acquisition of Jack Wolfskin in January 2019, combined with the success of the TravisMathew apparel business, which grew double-digits in the first half of 2019 compared to the same period in 2018. This increase resulted from brand momentum combined with the opening of three new retail stores in the first half of 2019 and six new retail stores in 2018.
Net sales of gear, accessories and other increased $46.1 million (35.1%) to $177.5 million for the six months ended June 30, 2019 compared to the same period in the prior year primarily due to the addition of Jack Wolfskin, combined with an increase in sales of golf gloves.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Decline
	2019	2018	Dollars	Percent
Income before income taxes:
Golf Equipment	$125.7	$141.5	$(15.8)	(11.2)%
Apparel, Gear and Other	34.0	43.5	(9.5)	(21.8)%
Reconciling items(1)	(65.5)	(26.9)	(38.6)	143.5%
	$94.2	$158.1	$(63.9)	(40.4)%

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The $38.6 million increase in reconciling items in the first half of 2019 compared to the first half of 2018 includes incremental corporate general and administrative expenses associated with the addition of the Jack Wolfskin business in January 2019, as well as non-recurring costs in connection with the Jack Wolfskin acquisition, and the amortization of intangible assets associated with the acquisitions of Jack Wolfskin, TravisMathew and OGIO. Reconciling items also include incremental interest expense of $16.5 million due to the new Term Loan Facility to fund the purchase of Jack Wolfskin. For information on the acquisition of Jack Wolfskin and the Company's credit facilities and long-term debt obligations see Note 4 "Business Combinations" and Note 5 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.

Pre-tax income from the Golf Equipment operating segment decreased to $125.7 million for the six months ended June 30, 2019 from $141.5 million in the comparable period in the prior year primarily due to a $11.0 million decrease in gross profit and a 220 basis point decrease in gross margin, in addition to a $4.8 million increase in operating expenses. The decrease in gross margin was due to a shift in product mix to sales of premium products, which generally have lower margins due to the higher cost of more advanced technology, combined with the negative impact of unfavorable changes in foreign currency rates. The increase in operating expenses was primarily due to an increase in marketing expenses.
Pre-tax income from the Apparel, Gear and Other operating segment decreased to $34.0 million for the six months ended June 30, 2019 from $43.5 million for the comparable period in the prior year. This decrease was due to a $83.3 million increase in operating expenses offset by a $73.8 million increase in gross profit primarily due to the addition of the Jack Wolfskin business in January 2019, combined with the negative impact of unfavorable changes in foreign currency rates. Given the seasonal nature of this business as many of their products are geared toward the fall/winter season, Jack Wolfskin generally records operating losses in the second quarter. This decrease was partially offset by an increase in gross profit and operating income from the growing success of the TravisMathew apparel business.
Financial Condition
The Company’s cash and cash equivalents increased $17.5 million to $81.5 million at June 30, 2019 from $64.0 million at December 31, 2018. The increase in cash in the first half of 2019 reflects the combined cash positions of the Company and Jack Wolfskin, which the Company purchased in January 2019 for $463.1 million (net of acquired cash). In order to fund the acquisition, including acquisition costs, the Company used proceeds from its credit facilities and entered into a Term Loan Facility for $480.0 million. Cash used in operating activities decreased to $50.8 million in the first half of 2019 compared to cash generated from operating activities of $5.1 million in the first half of 2018 primarily due to a decline in net income period over period. In addition to the purchase of Jack Wolfskin, during the first half of 2019 the Company used its cash and cash equivalents combined with borrowings from its credit facilities to fund its operations and capital expenditures of $23.4 million primarily for its golf ball operations, as well as to repurchase shares of its common stock for $27.4 million. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its current and future credit facilities, as deemed necessary. See Note 5 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-Q for further information on the Company's credit facilities and the Term Loan Facility.
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business. With respect to the Company’s Golf Equipment business, the accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. Historically, the Company's account receivable with respect to its Gear, Accessories and Other business generally aligned with the seasonality of the golf season. As a result of the Jack Wolfskin acquisition in January 2019, the Company anticipates its account receivable relating to this business to be higher during the second half of the year due to the seasonal nature of the business, as many of their products are geared toward the fall/winter season. As of June 30, 2019, the Company’s net accounts receivable increased to $263.7 million from $71.4 million as of December 31, 2018. This increase reflects the general seasonality of the Company's golf equipment business combined with the addition of $21.1 million in net accounts receivable related to Jack Wolfskin. The Company’s net accounts receivable as of June 30, 2019 increased by $21.6 million compared to the Company’s net accounts receivable as of June 30, 2018 primarily due to an increase of $50.4 million (12.7%) in net sales period over period largely due to the acquisition of Jack Wolfskin in January 2019.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company's Golf Equipment business, the buildup of inventory levels generally begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Historically, inventory levels with respect to the Company's Apparel, Gear and Other business generally aligned with the seasonality of the golf season. As a result of the Jack Wolfskin acquisition in January 2019, the Company anticipates the buildup of outdoor apparel inventory to start in the second quarter and continue into the third and fourth quarters due to the seasonal nature of this business, as many of their products are geared toward the fall/winter season. The Company’s inventory increased to $360.5 million as of June 30, 2019 compared to $338.1 million as of December 31, 2018. This increase primarily reflects the addition of inventory from the Jack Wolfskin acquisition. The Company’s inventory as of June 30, 2019 increased by $123.4 million compared to the Company's inventory as of June 30, 2018 primarily due to the addition of inventory as a result of the Jack Wolfskin acquisition combined with an increase in golf equipment inventory to support the growth in core business year-over-year.
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
As of June 30, 2019, approximately 94% of the Company’s total cash was held in regions outside of the United States. Due to changes enacted by the Tax Act in December 2017, incremental U.S. federal income tax is no longer a consideration if the Company were to repatriate cash to the United States outside of settling intercompany balances. However, if the Company were to repatriate such cash, it may need to pay incremental foreign withholding taxes. In 2018, the Company repatriated cash from its Canadian subsidiary and remitted the Canadian withholding tax. As such, the Company no longer considers the future earnings of its Canadian subsidiary to be indefinitely reinvested. At this time the Company does not intend to repatriate additional funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. Therefore, except for the future earnings of the Company's foreign subsidiary in Canada, the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested and, accordingly, no incremental withholding taxes have been provided thereon. With respect to the Jack Wolfskin acquisition, the Company is still assessing its permanent reinvestment assertion as of June 30, 2019.
Other Significant Cash and Contractual Obligations
The table set forth below summarizes certain significant cash obligations as of June 30, 2019 that could affect the Company’s future liquidity.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Term Loan Facility(1)	$461.3	$2.4	$9.6	$9.6	$439.7
Interest on term loan facility	200.4	31.9	62.4	61.1	45.0
Equipment Note(2)	8.5	2.3	4.9	1.3	—
Interest on equipment note	0.6	0.3	0.3	—	—
ABL Facility	127.1	127.1	—	—	—
Japan ABL Facility	2.1	2.1	—	—	—
Finance leases, including imputed interest(3)	1.6	0.5	0.8	0.3	—
Operating leases, including imputed interest(4)	224.3	19.8	61.4	43.6	99.5
Unconditional purchase obligations(5)	95.0	48.2	38.1	8.7	—
Uncertain tax contingencies(6)	4.2	0.1	0.2	0.6	3.3
Total	$1,125.1	$234.7	$177.7	$125.2	$587.5

(1)
In January 2019, to fund the purchase price of the Jack Wolfskin acquisition, the Company entered into a Credit Agreement which provides for a Term Loan B facility in an aggregate principal of $480.0 million, which was issued less $9.6 million in original issue discount and other transaction fees. As of June 30, 2019, the Company had $462.0 million outstanding under the Term Loan Facility, net of unamortized debt issuance costs of $16.8 million. For further discussion, see Note 5 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(2)
In December 2017, the Company entered into a long-term financing agreement (the "Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of June 30, 2019, the Company had $8.5 million outstanding under the Equipment Note. For further discussion, see Note 5 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(3)
Amounts represent future minimum payments under financing leases. At June 30, 2019, finance lease liabilities of $1.5 million were reordered in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated condensed balance sheets. For further discussion, see Note 2 "Leases" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(4)
The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases. At June 30, 2019, short-term and long-term operating lease liabilities of $27.3 million and $143.7 million, respectively, were recorded in the accompanying consolidated condensed balance sheets. For further discussion, see Note 2 "Leases" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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

(6)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of June 30, 2019. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 12 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three and six months ended June 30, 2019 was not material to the Company’s financial position, results of operations or cash flows.
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
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2019 through its foreign currency forward contracts.
The estimated maximum one-day loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, is $3.1 million at June 30, 2019. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 5 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. The Company's long-term borrowing commitments are subject to interest rate fluctuations, which could be material to the Company's cash flows and results of operations. In order to mitigate this risk, the Company enters into interest rate hedges as part of its interest rate risk management strategy. Information about the Company's interest rate hedges is provided in Note 16 "Derivatives and Hedging" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on the Company's cash flows and result of operations, the Company performed a sensitivity analysis as part of the its risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.3 million over the 12-month period ending on June 30, 2019.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2019, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting. In January 2019, the Company completed the acquisition of Wolfskin. See Note 4 “Business Combinations” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q. The Company is in the process of integrating the Jack Wolfskin business and evaluating its internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be revised. Except as otherwise noted, during the quarter ended June 30, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In May 2018, the Company's Board of Directors authorized a $50.0 million share repurchase program (the "2018 Repurchase Program") under which the Company was authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The Company repurchased $27.7 million of its common stock under this program. The 2018 Repurchase Program remained in effect until it was canceled and replaced by a newly authorized $100.0 million share repurchase program in August 2019 (the "2019 Repurchase Program"), under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company's assessment of market conditions and buying opportunities. Accordingly, as of the date of this report, the Company had $100.0 million of purchase authority remaining under the 2019 Repurchase Program. Repurchases under both the 2018 Repurchase Program and 2019 Repurchase Program are made consistent with the terms of the Company's ABL Facility which limits the amount of stock that can be repurchased. The 2019 Repurchase Program will remain in effect until completed or until terminated by the Board of Directors.
The following table summarizes the purchases by the Company during the second quarter of 2019 under the 2018 Repurchase Program for shares the Company withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended June 30, 2019
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
	(in thousands, except per share data)
April 1, 2019-April 30, 2019	1	$15.80	1	$22,333
May 1, 2019-May 31, 2019	—	$—	—	$22,333
June 1, 2019-June 30, 2019	1	$14.70	1	$22,325
Total	2	$15.23	2	$22,325	(1)

(1)
Subsequent to June 30, 2019, the Company canceled the remaining $22.3 million authorized under the 2018 Repurchase Program and implemented the new $100.0 million 2019 Repurchase Program as noted above.

Item 3.    Defaults upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
Effective August 6, 2019, the Company’s Board of Directors approved and adopted amendments to the existing Bylaws of the Company (as so amended, the “Bylaws”).
The amendments revise the advance notice disclosure requirements contained in the Bylaws to require the stockholder proposing business or nominating directors to provide additional information about the stockholder’s ownership of securities in the Company (including ownership of derivative securities) and material litigation, relationships and interests in material agreements with or involving the Company. Further, the Bylaws require the stockholder to provide additional information regarding any candidate the stockholder proposes to nominate for election as a director, including all information with respect to such nominee that would be required to be set forth in a stockholder’s notice if such nominee were a stockholder delivering such notice and a description of any direct or indirect material interest in any material contract or agreement between or among the nominating stockholder and each nominee or his or her respective associates. Additionally, the Bylaws require any candidate for the Board, whether nominated by a stockholder or the Board, to provide certain background information and representations regarding disclosure of voting or compensation arrangements, compliance with the Company’s policies and guidelines and intent to serve the entire term. The Bylaws also require the stockholder to provide additional information regarding the proposed business and any related agreements between the stockholder and any other beneficial holder.
In addition, the amendments revise the deadline in the Bylaws for advance notice of director nominations for a special meeting of stockholders where directors will be elected to not earlier than 120 days prior to such special meeting and not later than 90 days prior to such special meeting, or, if later, the tenth day following public disclosure of the special meeting. The deadline for advance notice of business and nominations for an annual meeting of stockholders was not revised. The amendments also prohibit stockholders from submitting more nominees than the number of directors up for election at the applicable meeting.
The amendments also added a forum selection provision, which provides that, unless the Company consents in writing to the selection of another forum, the Delaware Court of Chancery will be the sole and exclusive forum for the following actions: (i) any derivative action or proceeding brought by or on behalf of the Company; (ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders; (iii) any action arising pursuant to any provision of the General Corporation Law of the State of Delaware or the Company’s certificate of incorporation or bylaws; and (iv) any action asserting a claim against the Company governed by the internal affairs doctrine. Additionally, the amendments include language pursuant to which stockholders are deemed to have consented to personal jurisdiction in the Delaware Court of Chancery and to service of process on their counsel in any action initiated in violation of the forum selection provision.
The amendments also (i) permit the Board, the chairman of a meeting or the majority of the stockholders in attendance at a meeting to adjourn such meeting at any time and (ii) revise the number of directors required to call a special meeting of the Board to a majority of directors then in office. The amendments also include certain technical, conforming, modernizing and clarifying changes to the Bylaws.
The foregoing description of the amendments is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.    Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

3.2	Sixth Amended and Restated Bylaws, as amended and restated as of August 1, 2019. †

10.1
Fourth Amended and Restated Loan and Security Agreement, dated as of May 17, 2019, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Ogio International, Inc., travisMathew, LLC, Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., JACK WOLFSKIN Ausrüstung für Draussen GmbH & Co. KGaA, Callaway Golf Interactive, Inc., Callaway Golf International Sales Company, Callaway Golf European Holding Company Limited, Callaway Germany Holdco GmbH, JW STARGAZER Holding GmbH, SKYRAGER GmbH, Jack Wolfskin Retail GmbH, Bank of America, N.A., as administrative agent and collateral agent, MUFG Union Bank, as syndication agent, SunTrust Bank, as documentation agent, Bank of America, N.A., as sole lead arranger and sole bookrunner and each of Bank of America, N.A., Bank of America, N.A. (acting through its London branch), Bank of America, N.A. (acting through its Canada branch), SunTrust Bank, MUFG Union Bank N.A., JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., London Branch and JPMorgan Chase Bank, N.A., Toronto Branch, as lenders, incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on May 22, 2019 (file no. 1-10962).

10.2	Third Amendment to the Managing Director Agreement, effective June 5, 2019, by and between Skyrager GmbH and Melody Harris-Hensbach. †

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian P. Lynch pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Oliver G. Brewer III and Brian P. Lynch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.2	XBRL Taxonomy Extension Schema Document †

101.3	XBRL Taxonomy Extension Calculation Linkbase Document †

101.4	XBRL Taxonomy Extension Definition Linkbase Document †

101.5	XBRL Taxonomy Extension Label Linkbase Document †

101.6	XBRL Taxonomy Extension Presentation Linkbase Document †

(†) Included with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ Jennifer Thomas
Jennifer Thomas
Vice President and Chief Accounting Officer
Date: August 9, 2019