Form 10-Q
period 2019-09-30
CALLAWAY GOLF CO
filed 2019-11-06
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2019, the number of shares outstanding of the Registrant’s common stock was 94,106,526.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results, performance, prospects or growth and scale opportunities including, but not limited to, statements relating to future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, market conditions, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the integration of the JW Stargazer Holding GmbH ("Jack Wolfskin") acquisition, the related financial impact of the future business and prospects of the Company, TravisMathew, LLC ("TravisMathew"), OGIO International, Inc. ("OGIO") and Jack Wolfskin and the impact of the 2017 Tax Cuts and Jobs Act (the "Tax Act"), which includes a broad range of provisions that could have a material impact on the Company's tax provision in future periods. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:

•	certain risks and uncertainties, including changes in capital market or economic conditions;

•	a material impact on the Company's tax provision as a result of the Tax Act;

•	consumer acceptance of and demand for the Company’s products;

•	future retailer purchasing activity, which can be significantly affected by adverse industry conditions and overall retail inventory levels;

•	any unfavorable changes in U.S. trade, tax or other policies, including restrictions on imports or an increase in import tariffs;

•	the level of promotional activity in the marketplace;

•	future consumer discretionary purchasing activity, which can be significantly adversely affected by unfavorable economic or market conditions;

•	future changes in foreign currency exchange rates and the degree of effectiveness of the Company’s hedging programs;

•	the ability of the Company to manage international business risks;

•	the Company's ability to recognize operational synergies across its global business platform;

•	the costs and disruption associated with activist investors;

•	significant developments stemming from the U.K.’s decision to withdraw from the European Union, which could have a material adverse effect on the Company;

•	adverse changes in the credit markets or continued compliance with the terms of the Company’s credit facilities;

•	the Company's ability to monetize its investments;

•	the Company's ability to successfully integrate, operate and expand the retail stores of the acquired TravisMathew and Jack Wolfskin businesses;

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

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of the Company: Apex, Apex Tour, APW, Aqua Dry, Arm Lock, Backstryke, Big Bertha, Big T, Bird of Prey, Black Series, Bounty Hunter, C Grind, Callaway, Callaway Capital, Callaway Golf, Callaway Media Productions, Callaway Super Hybrid, Callaway X, Capital, Chev, Chev 18, Chevron Device, Chrome Soft, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, D.A.R.T., Dawn Patrol, Demonstrably Superior And Pleasingly Different, Divine, Double Wide, Eagle, Engage, Epic, Epic Flash, ERC, ERC Soft, Exo, Cage, Fast Tech Mantle, Flash Face Technology, FT Optiforce, FT Performance, FT Tour, Fusion, Fusion Zero, GBB, GBB Epic, Gems, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Griptac, Grom, Groove, In, Groove Technology, Heavenwood, Hex Aerodynamics, Hex Chrome, HX, Hyper Dry, Hyper-Lite, Hyper Speed Face, Innovate or Die, Ion-X, Jack Wolfskin, Jailbird, Jailbreak, Kings of Distance, Legacy, Life On Tour, Longer From Everywhere, Mack Daddy, Magna, Majestic, MarXman, Mavrik, MD3 Milled, MD4 Tactical, MD5, MD 5 Jaws, Metal-X, Microhinge Face Insert, Nanuk, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Works, Ogio, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO ME, OGIO MY EXPRESSION, OGIO RENEGADE, OGIO SAVAGE, OGIO SHADOW, Opti Flex, Opti Grip, Opti Shield, Opti Therm, OptiFit, Opti Vent, ORG 14, ORG 15, Paw Print, PRESTIGE 7, ProType, ∙R∙, Red Ball, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shredder, Silencer, SLED, SoftFast, Solaire, Speed Regime, Speed Step, Steelhead XR, Steelhead, Strata, Stroke Lab, Stronomic, Sub Zero, Superhot, Supersoft, SureOut, TM, Tank, Tank Cruiser, Tech Series, Teron, Texapore, TMCA, Toe Up, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, TravisMathew TM logo, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Uptown, Versa, VFT, W Grind, Warbird, Weather Series, Wedgeducation, White Hot, White Hot Tour, White Ice, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, X-ACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$88,216	$63,981
Accounts receivable, net	223,385	71,374
Inventories	340,314	338,057
Income taxes receivable	15,996	713
Other current assets	63,934	50,781
Total current assets	731,845	524,906
Property, plant and equipment, net	127,077	88,472
Operating lease right-of-use assets, net	154,351	—
Intangible assets, net	487,049	224,692
Goodwill	201,044	55,816
Deferred taxes, net	69,597	75,079
Investment in golf-related venture	72,238	72,238
Other assets	16,447	11,741
Total assets	$1,859,648	$1,052,944
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$200,352	$208,653
Accrued employee compensation and benefits	43,210	43,172
Asset-based credit facilities	110,711	40,300
Accrued warranty expense	10,121	7,610
Operating lease liabilities, short-term	25,112	—
Current portion of long-term debt	7,296	2,411
Income taxes payable	11,103	1,091
Total current liabilities	407,905	303,237
Long-term liabilities:
Operating lease liabilities, long-term	133,189	—
Long-term debt (Note 5)	445,019	7,218
Income tax liability	4,072	4,430
Deferred taxes, net	82,252	1,796
Other long-term liabilities	9,855	1,955
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 95,648,648 shares issued at both September 30, 2019 and December 31, 2018, respectively	956	956
Additional paid-in capital	321,782	341,241
Retained earnings	519,551	413,799
Accumulated other comprehensive loss	(39,359)	(13,700)
Less: Common stock held in treasury, at cost, 1,542,122 and 1,137,470 shares at September 30, 2019 and December 31, 2018, respectively	(25,574)	(17,722)
Total Callaway Golf Company shareholders’ equity	777,356	724,574
Non-controlling interest in consolidated entity (Note 9)	—	9,734
Total shareholders’ equity	777,356	734,308
Total liabilities and shareholders’ equity	$1,859,648	$1,052,944
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$426,217	$262,654	$1,389,122	$1,062,156
Cost of sales	234,828	147,415	752,483	553,758
Gross profit	191,389	115,239	636,639	508,398
Operating expenses:
Selling expense	101,984	68,605	334,418	234,826
General and administrative expense	36,378	26,706	108,739	73,008
Research and development expense	12,538	9,229	38,158	29,561
Total operating expenses	150,900	104,540	481,315	337,395
Income from operations	40,489	10,699	155,324	171,003
Interest income	94	70	759	485
Interest expense	(9,639)	(1,126)	(30,203)	(4,730)
Other income, net	2,232	1,432	1,459	2,448
Income before income taxes	33,176	11,075	127,339	169,206
Income tax provision	2,128	1,335	18,892	35,801
Net income	31,048	9,740	108,447	133,405
Less: Net income (loss) attributable to non-controlling interest	—	223	(179)	166
Net income attributable to Callaway Golf Company	$31,048	$9,517	$108,626	$133,239

Earnings per common share:
Basic	$0.33	$0.10	$1.15	$1.41
Diluted	$0.32	$0.10	$1.13	$1.37
Weighted-average common shares outstanding:
Basic	94,100	94,477	94,284	94,605
Diluted	96,287	97,320	96,197	97,076

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$31,048	$9,740	$108,447	$133,405
Other comprehensive income:
Change in derivative instruments	661	88	(8,080)	426
Foreign currency translation adjustments	(17,083)	(2,457)	(18,740)	(7,447)
Comprehensive income, before income tax on other comprehensive income items	14,626	7,371	81,627	126,384
Income tax (provision) benefit on derivative instruments	(666)	(216)	822	(386)
Comprehensive income	13,960	7,155	82,449	125,998
Less: Comprehensive loss attributable to non-controlling interests	—	(240)	(339)	(52)
Comprehensive income attributable to Callaway Golf Company	$13,960	$7,395	$82,788	$126,050

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$108,447	$133,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,471	14,762
Lease amortization expense	23,615	—
Amortization of debt issuance costs	2,428	—
Inventory step-up on acquisition	10,703	—
Deferred taxes, net	8,407	30,123
Non-cash share-based compensation	9,476	9,975
Loss/(gain) on disposal of long-lived assets	649	(30)
Unrealized foreign currency loss/(gain)	999	(1,138)
Change in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(123,560)	(54,559)
Inventories	71,246	21,257
Other assets	3,547	1,585
Accounts payable and accrued expenses	(37,392)	(31,358)
Accrued employee compensation and benefits	(5,558)	(1,636)
Accrued warranty expense	412	1,875
Change in operating and financing leases, net	(22,463)	—
Income taxes receivable/payable, net	(11,573)	(3,437)
Other liabilities	(1,001)	75
Net cash provided by operating activities	63,853	120,899
Cash flows from investing activities:
Capital expenditures	(36,843)	(26,103)
Investments in golf related ventures	—	(282)
Acquisition, net of cash acquired	(463,105)	—
Proceeds from sales of property and equipment	43	43
Net cash used in investing activities	(499,905)	(26,342)
Cash flows from financing activities:
Proceeds from (repayments of) credit facilities, net	70,411	(83,455)
Proceeds from issuance of long-term debt	493,167	—
Repayments of long-term debt	(34,298)	(1,632)
Debt issuance cost	(19,088)	—
Principal payments on finance leases	(583)	—
Acquisition of treasury stock	(27,505)	(22,373)
Dividends paid, net	(2,834)	(2,841)
Exercise of stock options	—	1,636
Purchase of non-controlling interest	(18,538)	—
Distributions to non-controlling interest	—	(821)
Net cash provided by (used in) financing activities	460,732	(109,486)
Effect of exchange rate changes on cash and cash equivalents	(445)	76
Net increase (decrease) in cash and cash equivalents	24,235	(14,853)
Cash and cash equivalents at beginning of period	63,981	85,674
Cash and cash equivalents at end of period	$88,216	$70,821
Supplemental disclosures:
Cash paid for income taxes, net	$14,874	$8,216
Cash paid for interest and fees	$25,184	$4,419
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$19,613	$5,521
Accrued capital expenditures at period-end	$2,283	$2,073

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance at June 30, 2019	95,649	$956	$319,579	$489,445	$(22,271)	(1,555)	$(25,773)	$761,936	$—	$761,936
Acquisition of treasury stock	—	—	—	—	—	(7)	(111)	(111)	—	(111)
Compensatory awards released from restriction	—	—	(309)	—	—	19	309	—	—	—
Share-based compensation	—	—	2,512	—	—	—	—	2,512	—	2,512
Stock dividends	—	—	—	(1)	—	—	1	—	—	—
Cash dividends ($0.01 per share)	—	—	—	(941)	—	—	—	(941)	—	(941)
Equity adjustment from foreign currency translation	—	—	—	—	(17,083)	—	—	(17,083)	—	(17,083)
Change in fair value of derivative instruments, net of tax	—	—	—	—	(5)	—	—	(5)	—	(5)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	31,048	—	—	—	31,048	—	31,048
Balance at September 30, 2019	95,649	$956	$321,782	$519,551	$(39,359)	(1,543)	$(25,574)	$777,356	$—	$777,356

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance at December 31, 2018	95,649	$956	$341,241	$413,799	$(13,700)	(1,138)	$(17,722)	$724,574	$9,734	$734,308
Acquisition of treasury stock	—	—	—	—	—	(1,662)	(27,505)	(27,505)	—	(27,505)
Compensatory awards released from restriction	—	—	(19,613)	—	—	872	19,613	—	—	—
Share-based compensation	—	—	9,476	—	—	—	—	9,476	—	9,476
Stock dividends	—	—	—	(40)	—	385	40	—	—	—
Cash dividends ($0.01 per share)	—	—	—	(2,834)	—	—	—	(2,834)	—	(2,834)
Equity adjustment from foreign currency translation	—	—	—	—	(18,401)	—	—	(18,401)	(339)	(18,740)
Change in fair value of derivative instruments, net of tax	—	—	—	—	(7,258)	—	—	(7,258)	—	(7,258)
Acquisition of non-controlling interest	—	—	(9,322)	—	—	—	—	(9,322)	(9,216)	(18,538)
Net income	—	—	—	108,626	—	—	—	108,626	(179)	108,447
Balance at September 30, 2019	95,649	$956	$321,782	$519,551	$(39,359)	(1,543)	$(25,574)	$777,356	$—	$777,356

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance, June 30, 2018	95,649	$956	$335,025	$434,674	$(11,176)	(1,209)	$(18,797)	$740,682	$9,054	$749,736
Acquisition of treasury stock	—	—	—	—	—	(3)	(72)	(72)	—	(72)
Exercise of stock options	—	—	(493)	—	—	56	871	378	—	378
Compensatory awards released from restriction	—	—	(107)	47	—	6	60	—	—	—
Share-based compensation	—	—	3,511	—	—	—	—	3,511	—	3,511
Stock dividends	—	—	(34)	(47)	—	3	81	—	—	—
Cash dividends ($0.01 per share)	—	—	—	(944)	—	—	—	(944)	—	(944)
Equity adjustment from foreign currency translation	—	—	—	—	(2,217)	—	—	(2,217)	(240)	(2,457)
Change in fair value of derivative instruments	—	—	—	—	(128)	—	—	(128)	—	(128)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	9,517	—	—	—	9,517	223	9,740
Balance, September 30, 2018	95,649	$956	$337,902	$443,247	$(13,521)	(1,147)	$(17,857)	$750,727	$9,037	$759,764

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance, December 31, 2017	95,043	$950	$335,222	$324,081	$(6,166)	(411)	$(4,456)	$649,631	$9,744	$659,375
Adoption of accounting standard	—	—	—	(11,185)	—	—	—	(11,185)	—	(11,185)
Acquisition of treasury stock	—	—	—	—	—	(1,407)	(22,373)	(22,373)	—	(22,373)
Exercise of stock options	—	—	(1,734)	—	—	231	3,370	1,636	—	1,636
Compensatory awards released from restriction	606	6	(5,527)	—	—	437	5,521	—	—	—
Share-based compensation	—	—	9,975	—	—	—	—	9,975	—	9,975
Stock dividends		—	(34)	(47)	—	3	81	—	—	—
Cash dividends	—	—	—	(2,841)	—	—	—	(2,841)	—	(2,841)
Equity adjustment from foreign currency translation	—	—	—	—	(7,395)	—	—	(7,395)	(52)	(7,447)
Change in fair value of derivative instruments	—	—	—	—	40	—	—	40	—	40
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(821)	(821)
Net Income	—	—	—	133,239	—	—	—	133,239	166	133,405
Balance, September 30, 2018	95,649	$956	$337,902	$443,247	$(13,521)	(1,147)	$(17,857)	$750,727	$9,037	$759,764

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
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Additionally, this ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASU 2016-13 is effective for public filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements and disclosures.
Adoption of New Accounting Standards
On January 1, 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)" ("Topic 842") utilizing the modified retrospective adoption method, and the targeted improvement amendments under ASU 2018-11, which allows entities to change their date of initial application to January 1, 2019 and not restate the comparative prior periods in the period of adoption when transitioning to Topic 842. Therefore, the consolidated condensed financial statements for 2019 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy. Under Topic 842, the Company elected the transition relief package to not reassess (1) any expired or existing contracts that are leases or contain leases, (2) the classification of any expired or existing leases and (3) initial direct costs for any existing leases. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, for all leases with a term greater than 12 months. The adoption of the new lease standard had a significant impact on the Company's consolidated condensed balance sheet due to the recognition of $133,632,000 of right-of-use assets for operating leases and a corresponding lease obligation of $136,290,000. The accounting for finance leases is substantially unchanged. The adoption of Topic 842 did not have a material impact on the Company's lease classification or on its statements of operations and liquidity. Additionally, the adoption of Topic 842 did not have a material impact on the Company’s debt-covenant compliance under its current agreements. See to Note 2, "Leases," for information regarding the Company's adoption of Topic 842 and the Company's undiscounted future lease payments and the timing of those payments.
On January 1, 2019, the Company adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," ("Topic 815"). The new standard refined and expanded hedge accounting for both financial (e.g., interest rate) and commodity risks to create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also targeted improvements to simplify the application of hedge accounting guidance. Based on the Company's assessment, this new standard did not have a material impact on the Company's consolidated condensed financial statements and disclosures.
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

Supplemental balance sheet information related to leases is as follows (in thousands):

	Balance Sheet Location	September 30, 2019
Operating leases
ROU assets, net	Operating lease ROU assets, net	$154,351
Lease liabilities, short-term	Operating lease liabilities, short-term	$25,112
Lease liabilities, long-term	Operating lease liabilities, long-term	$133,189

Finance Leases
ROU assets, net,	Other assets	$1,384
Lease liabilities, short-term	Accounts payable and accrued expenses	$618
Lease liabilities, long-term	Long-term other	$588

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs	$8,758	$28,357
Financing lease costs:
Amortization of right-of-use assets	180	657
Interest on lease liabilities	14	69
Total financing lease costs	194	726
Variable lease costs	1,091	3,277
Total lease costs	$10,043	$32,360

Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$29,783
Operating cash flows from finance leases	$69
Financing cash flows from finance leases	$583

Lease liabilities arising from new ROU assets:
Operating leases	$8,819
Finance leases	$172

Weighted average remaining lease term (years):
Operating leases	9.6
Finance leases	2.9

Weighted average discount rate:
Operating leases	5.7%
Finance leases	4.2%

Future minimum lease obligations as of September 30, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2019	$9,355	$126
2020	31,683	610
2021	26,163	228
2022	22,152	188
2023	20,336	83
Thereafter	98,108	38
Total future lease payments	207,797	1,273
Less: imputed interest	49,496	67
Total	$158,301	$1,206

Note 3. Revenue Recognition
The Company recognizes revenue from the sale of its products, which include golf clubs, golf balls, lifestyle and outdoor apparel, gear and accessories, in addition to golf apparel and accessories. The Company sells its products to customers, which include on- and off-course golf shops and national retail stores, as well as to consumers through its e-commerce business and at its apparel retail locations. In addition, the Company recognizes royalty income from the sale by third-party licensees of certain soft goods products, as well as revenue from the sale of gift cards.
The Company's contracts with customers are generally in the form of a purchase order. In certain cases, the Company enters into sales agreements containing specific terms, discounts and allowances. In addition, the Company enters into licensing agreements with certain distributors.
As of January 1, 2019, the Company has two operating and reportable segments, namely the Golf Equipment operating segment and the Apparel, Gear and Other operating segment. The following table presents the Company's revenue disaggregated by major product category and operating and reportable segment (in thousands):

	Operating Segments(1)
For the Three Months Ended September 30,	Golf Equipment	Apparel, Gear & Other	Total
2019
Golf Clubs	$168,005	$—	$168,005
Golf Balls	42,497	—	42,497
Apparel	—	139,998	139,998
Gear, Accessories & Other	—	75,717	75,717
	$210,502	$215,715	$426,217
2018
Golf Clubs	$142,396	$—	$142,396
Golf Balls	44,661	—	44,661
Apparel	—	27,340	27,340
Gear, Accessories & Other	—	48,257	48,257
	$187,057	$75,597	$262,654

	Operating Segments(1)
For the Nine Months Ended September 30,	Golf Equipment	Apparel, Gear & Other	Total
2019
Golf Clubs	$653,531	$—	$653,531
Golf Balls	172,943	—	172,943
Apparel	—	309,439	309,439
Gear, Accessories & Other	—	253,209	253,209
	$826,474	$562,648	$1,389,122
2018
Golf Clubs	$632,639	$—	$632,639
Golf Balls	165,465	—	165,465
Apparel	—	84,460	84,460
Gear, Accessories & Other	—	179,592	179,592
	$798,104	$264,052	$1,062,156

(1)	The Company changed its operating segments as of January 1, 2019 (see Note 18). Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
The Company sells its golf equipment products and apparel, gear and accessories in the United States and internationally, with its principal international regions being Japan and Europe. As the majority of the Company's sales are concentrated in golf equipment products, sales of golf equipment are generally higher on a regional basis, with the exception of Europe, which has a higher concentration of sales of apparel, gear and other as a result of the Jack Wolfskin acquisition completed in January 2019.
The following table presents information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped (in thousands):

	Three Months Ended September 30,
	2019	2018
Major Geographic Region:(1)
United States	$161,631	$142,263
Europe	133,351	33,086
Japan	64,176	54,434
Rest of World	67,059	32,871
	$426,217	$262,654

	Nine Months Ended September 30,
	2019	2018
Major Geographic Region:(1)
United States	$658,051	$610,797
Europe	341,594	130,613
Japan	193,080	183,375
Rest of World	196,397	137,371
	$1,389,122	$1,062,156

(1) In connection with the Company's assessment of its operating and reportable segments the Company also reassessed its reportable regions. As a result, starting on January 1, 2019, the Company will report regional sales previously reported in Rest of Asia and Other Foreign Countries in Rest of World. Accordingly, prior period amounts have been reclassified to conform to the current year presentation of regional sales.

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
Royalty Income
Royalty income is recognized over time in net sales as underlying product sales occur, subject to certain minimum royalties, in accordance with the related licensing arrangements and is included in the Company's Apparel, Gear and Other operating segment. Total royalty income for the three months ended September 30, 2019 and 2018 was $5,466,000 and $4,857,000, respectively, and total royalty income for the nine months ended September 30, 2019 and 2018 was $15,611,000 and $14,451,000, respectively.
Gift Cards
Revenues from gift cards are deferred and recognized when the cards are redeemed. The Company’s gift cards have no expiration date. The Company recognizes revenue from unredeemed gift cards, otherwise known as breakage, when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company uses this historical redemption rate to recognize breakage on unredeemed gift cards over the redemption period. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. As of September 30, 2019 and December 31, 2018, the Company's deferred revenue liability for gift cards was $1,138,000 and $1,096,000, respectively. During the three months ended September 30, 2019 and 2018, the Company recognized $528,000 and $473,000 of deferred gift card revenue, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized $1,515,000 and $1,536,000 of deferred gift card revenue, respectively.
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
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product's life cycle of approximately two years, and price concessions or price reductions are generally offered at the end of the product's life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to net sales using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates, and adjusts the rate as deemed necessary in order to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate during the three and nine months ended September 30, 2019. Historically, the Company's actual amount of variable consideration related to these sales programs has not been materially different from its estimates.
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
The following table provides a reconciliation of the activity related to the Company’s allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
			(in thousands)
Beginning balance	$5,499	$3,675	$5,610	$4,447
Provision for credit losses	778	2,270	920	1,986
Write-off of uncollectible amounts, net of recoveries	(155)	(307)	(408)	(795)
Ending balance	$6,122	$5,638	$6,122	$5,638

Note 4. Business Combinations
Acquisition of JW Stargazer Holding GmbH
In January 2019, the Company completed the acquisition of JW Stargazer Holding GmbH, the owner of the international, premium outdoor apparel, gear and accessories brand, Jack Wolfskin, for €457,394,000 (including cash acquired of €50,984,000) or approximately $521,201,000 (including cash acquired of $58,096,000) (using the exchange rate in effect on the acquisition date), subject to working capital adjustments. The Company financed the acquisition with a Term Loan B facility in the aggregate principal amount of $480,000,000 (see Note 5). Jack Wolfskin designs premium outdoor apparel, gear and accessories targeted at the active outdoor and urban outdoor customer categories. This acquisition is expected to further enhance the Company's lifestyle category and provide a platform for future growth in the active outdoor and urban outdoor categories, which the Company believes are complementary to its portfolio of brands and product capabilities. In addition, the Company anticipates it will realize synergies with respect to supply chain operations as well as warehousing and distribution activities.
The Company allocated the purchase price to the net identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition in accordance with Topic 820. The excess of the purchase price over the fair value of the net assets and liabilities was allocated to goodwill. The Company determined the estimated fair values after review and consideration of relevant information as of the acquisition date, including discounted cash flows, quoted market prices and estimates made by management. If the Company obtains additional information during the measurement period of one-year following the acquisition that would change the estimated fair value of the assets acquired and liabilities assumed based on facts and circumstances that existed as of the acquisition date, the Company may adjust the estimated fair value of the assets acquired and liabilities assumed as soon as practicable during the measurement period.

The allocation of the purchase price presented below was based on management's estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including income, cost and market approaches. These valuation techniques incorporate the use of expected future revenues, cash flows and growth rates as well as estimated discount rates. Current and noncurrent assets and liabilities are valued at historical carrying values, which approximates fair value. Inventory was valued using the net realizable value approach, which was based on the estimated selling price in the ordinary course of business less reasonable disposal costs and a profit on the disposal efforts. The customer and distributor relationships were valued under the income approach based on the present value of future earnings. The Company will amortize the fair value of these relationships over a 10-year period. The trade name was valued under the royalty savings income approach method, which is equal to the present value of the after-tax royalty savings attributable to owning the trade name as opposed to paying a third party for its use. For this valuation the Company used a royalty rate of 5.0%, which is reflective of royalty rates paid in market transactions, and a discount rate of 10.0% on the future cash flows generated by the net after-tax savings. The goodwill of $152,237,000 arising from the acquisition consists largely of the synergies expected from combining the operations of the Company and Jack Wolfskin. As of September 30, 2019, the Company is continuing to evaluate information that existed as of the acquisition date that could change the fair value of the assets acquired and liabilities assumed, including its assessment of the fair value of the operating leases assumed on whether the terms of these leases are favorable or unfavorable compared with the market terms of leases of the same or similar items at the acquisition date. Upon the completion of its assessment, the Company will recognize an intangible asset if the terms are favorable relative to market terms and a liability if the market terms are unfavorable. In addition, the Company will adjust the fair value of the deferred taxes acquired and recognized in connection with the acquisition once the Company completes the preliminary purchase price allocation of the underlying acquired assets and liabilities. As a non-taxable stock acquisition, the Company does not expect the value attributable to the acquired intangibles and goodwill to be tax deductible. All of the goodwill was assigned to the Apparel, Gear and Other operating segment.
In connection with the acquisition, the Company recognized transaction costs of approximately $9,987,000, of which $6,326,000 was recognized in general and administrative expenses during the nine months ended September 30, 2019. There were no transaction costs incurred during the three months ended September 30, 2019. The remaining $3,661,000 was recognized in 2018. In addition, the Company recorded a loss of $3,215,000 in other income (expense) in the first quarter of 2019 upon the settlement of a foreign currency forward contract to mitigate the risk of foreign currency fluctuations on the purchase price, which was denominated in Euros. In December 2018, the Company recognized an unrealized gain of $4,409,000 in connection with this foreign currency forward contract.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation (in thousands):

At January 4, 2019
Assets Acquired
Cash	$58,096
Accounts receivable	33,491
Inventories	90,849
Other current assets	10,287
Property and equipment	26,180
Deferred tax assets	2,557
Other assets	23
Intangibles - trade name	239,295
Intangibles - franchisee & distributor relationships	38,743
Goodwill	152,237
Total assets acquired	651,758
Liabilities Assumed
Accounts Payable and accrued liabilities	46,347
Deferred tax liabilities	84,210
Net assets acquired	$521,201

Supplemental Pro-Forma Information (Unaudited)
The following table presents supplemental pro-forma information for the three and nine months ended September 30, 2019 and 2018 as if the Jack Wolfskin acquisition had occurred on January 1, 2018. These amounts have been calculated after applying the Company's accounting policies and are based upon currently available information. For this analysis, the Company assumed that costs associated with the acquisition, including the amortization of intangible assets and the step-up of inventory, as well as the tax effect on those costs, were recognized as of January 1, 2018. Pre-acquisition net sales and net income amounts for Jack Wolfskin were derived from the books and records of Jack Wolfskin prepared prior to the acquisition and are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the dates noted below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net sales	$426,217	$407,453	$1,389,122	$1,354,836
Net income attributable to Callaway Golf Company	$32,366	$26,781	$124,478	$104,545

Supplemental Information of Operating Results
For the three months ended September 30, 2019, the Company's consolidated results of operations included net sales of $134,097,000 and net income of $14,626,000 attributable to Jack Wolfskin. For the nine months ended September 30, 2019, the Company's consolidated results of operations included net sales of $275,211,000 and a net loss of $18,169,000 attributable to Jack Wolfskin. The Jack Wolfskin results of operations include the recognition of $954,000 in the three months ended September 30, 2019 related to the amortization of the intangible assets pertaining to distributor relationships, and $13,582,000 in the nine months ended September 30, 2019 related to the fair value adjustment of the acquired inventory, combined with the amortization of the intangible assets related to distributor relationships. In addition, during the three and nine months ended September 30, 2019, the Company recognized transition related costs of $1,979,000 and $3,926,000, respectively. These results also reflect the seasonality of the Jack Wolfskin business as many of the Jack Wolfskin products are geared toward the fall/winter season.

Note 5. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its primary and Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of September 30, 2019, the Company had $110,711,000 outstanding under these facilities, $1,014,000 in outstanding letters of credit, and $88,216,000 in cash and cash equivalents. As of September 30, 2019, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit and outstanding borrowings, was $340,186,000. As of September 30, 2018, the Company had $4,300,000 outstanding under these facilities, $1,205,000 in outstanding letters of credit, and $70,821,000 in cash and cash equivalents. As of September 30, 2018, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit and outstanding borrowings, was $330,220,000.
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
As of September 30, 2019, the Company had $62,596,000 in borrowings outstanding under the ABL Facility and $1,014,000 in outstanding letters of credit. Amounts available under the ABL Facility fluctuate with the general seasonality of the business and increase and decrease with changes in the Company’s inventory and accounts receivable balances. Inventory balances are generally higher in the fourth and first quarters and accounts receivable are generally higher during the first half of the year. Average outstanding borrowings during the nine months ended September 30, 2019 were $147,289,000, and average amounts available under the ABL Facility during the nine months ended September 30, 2019, after outstanding borrowings and letters of credit, was approximately $161,009,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable in May 2024.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. These restrictions do not materially limit the Company's ability to pay future dividends at the current dividend rate. As of September 30, 2019, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below 10% of the maximum facility amount or $40,000,000. The Company’s borrowing base availability was above $40,000,000 during the nine months ended September 30, 2019, and the Company was in compliance with the fixed charge coverage ratio as of September 30, 2019. Had the Company not been in compliance with the fixed charge coverage ratio as of September 30, 2019, the maximum amount of additional indebtedness that could have been outstanding on September 30, 2019 would have been reduced by $40,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the German, the U.K. and the U.S. borrowing bases, as adjusted. At September 30, 2019 the Company’s trailing 12 month average interest rate applicable to its outstanding loans under the ABL Facility was 4.69%. Additionally, the ABL Facility provides for monthly fees of 0.25% of the unused portion of the ABL Facility.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $3,296,000, which are amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees at September 30,

2019 and December 31, 2018 were $2,298,000 and $1,825,000, respectively, of which $745,000 and $476,000, respectively, were included in other current assets and $1,553,000 and $1,349,000, respectively, were included in other long-term assets in the accompanying consolidated condensed balance sheets.
Japan ABL Facilities
In January 2018, the Company refinanced the asset-based loan agreement between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFJ, Ltd (the "2018 Japan ABL Facility"), which provides a credit facility of up to 4,000,000,000 Yen (or U.S. $37,012,000, using the exchange rate in effect as of September 30, 2019) over a three-year term, subject to borrowing base availability under the 2018 Japan ABL Facility. The amounts outstanding are secured by certain assets, including eligible inventory and eligible accounts receivable. The Company had 3,200,000,000 Yen (or U.S. $29,609,000, using the exchange rate in effect as of September 30, 2019) in borrowings outstanding under the 2018 Japan ABL Facility as of September 30, 2019. The 2018 Japan ABL Facility also includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of September 30, 2019, the Company was in compliance with these covenants. The 2018 Japan ABL Facility is subject to an effective interest rate equal to the Tokyo Interbank Offered Rate (TIBOR) plus 0.80%. The average interest rate under the 2018 Japan ABL Facility during 2019 was 0.86%. The 2018 Japan ABL Facility expires in January 2021.
On July 31, 2019, the Company entered into a new one-year asset-based loan facility ("2019 Japan ABL Facility" and collectively with the 2018 Japan ABL Facility, the "Japan ABL Facility") between its subsidiary in Japan and MUFG Bank, Ltd. for 2,000,000,000 Yen, (or approximately U.S. $18,506,000 using the exchange rate in effect as of September 30, 2019) and had 2,000,000,000 Yen in borrowings outstanding under the 2019 Japan ABL Facility as of September 30, 2019. The amounts outstanding are secured by certain assets, including eligible inventory and eligible accounts receivable.The 2019 Japan ABL Facility is subject to an effective interest rate equal to the TIBOR plus 1.0%, and is subject to certain restrictions including covenants related to certain pledged assets and financial performance metrics. The average interest rate under the 2019 Japan ABL Facility during 2019 was 1.07%.
Long-Term Debt
Equipment Notes
In December 2017, the Company entered into a long-term financing agreement (the "2017 Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of September 30, 2019 and December 31, 2018, the Company had $7,933,000 and $9,629,000, respectively, outstanding under the 2017 Equipment Note, of which $2,444,000 and $2,411,000 was reported in current liabilities, respectively, and $5,489,000 and $7,218,000 was reported in long-term liabilities, respectively, in the accompanying consolidated condensed balance sheets. The Company's interest rate applicable to outstanding borrowings was 3.79%. Total interest expense related to the 2017 Equipment Note recognized during the nine months ended September 30, 2019 was $252,000. The 2017 Equipment Note amortizes over a 5-year term.
In August 2019, the Company entered into a second long-term financing agreement (the "2019 Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of September 30, 2019 the Company had $12,969,000 outstanding under the 2019 Equipment Note, of which $2,642,000 was reported in current liabilities and $10,327,000 was reported in long-term liabilities in the accompanying consolidated condensed balance sheets. The Company's interest rate applicable to outstanding borrowings was 3.21%. Total interest expense related to the 2019 Equipment Note recognized during the three and nine months ended September 30, 2019 was $36,000. The 2019 Equipment Note amortizes over a 5-year term.
The 2017 Equipment Note and 2019 Equipment Note are subject to compliance with the financial covenants in the Company's ABL Facility. As of September 30, 2019, the Company was in compliance with these covenants.
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
As of September 30, 2019, the Company had $447,600,000 outstanding under the Term Loan Facility, of which $4,800,000 is reflected in current liabilities. The amount outstanding as of September 30, 2019 was offset by unamortized debt issuance costs of $16,186,000, of which $2,590,000 was reflected in the short-term portion of the facility, and $13,597,000 was reflected in the long-term portion of the facility in the accompanying consolidated condensed balance sheet. Total interest and amortization expense recognized during the three and nine months ended September 30, 2019 was $7,902,000 and $24,449,000, respectively.
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
In order to mitigate the risk of interest rate fluctuations under the Term Loan Facility, the Company entered into agreements with the lenders party to the Credit Agreement to swap the floating rate of LIBOR plus 4.50% to a fixed rate of 4.60% on $200,357,000 of the total principal outstanding under the Term Loan Facility. This was achieved by entering into an interest rate hedge agreement and a cross-currency debt swap agreement, converting the $200,357,000 principal into €176,200,000, both of which mature in January 2025. During the three and nine months ended September 30, 2019, the Company recognized interest income of $1,578,000 and $3,865,000, respectively, under the cross-currency swap to offset the interest expense recognized under the Term Loan Facility.
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
The following table presents the Company's combined aggregate amount of maturities for its 2017 Equipment Note, 2019 Equipment Note and Term Loan Facility over the next five years and thereafter as of September 30, 2019. Amounts payable under the Term Loan Facility included below represent the minimum principal repayment obligations. As of September 30, 2019, the Company does not anticipate excess cash flow repayments as defined by the Term Loan Facility.

(in thousands)
Remainder of 2019	$2,387
2020	9,653
2021	9,825
2022	10,003
2023	7,546
2024	6,680
Thereafter	422,400
$468,494

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
The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings per common share—basic
Net income attributable to Callaway Golf Company	$31,048	$9,517	$108,626	$133,239
Weighted-average common shares outstanding—basic	94,100	94,477	94,284	94,605
Basic earnings per common share	$0.33	$0.10	$1.15	$1.41
Earnings per common share—diluted
Net income attributable to Callaway Golf Company	$31,048	$9,517	$108,626	$133,239
Weighted-average common shares outstanding—basic	94,100	94,477	94,284	94,605
Outstanding options, restricted stock units and performance share units	2,187	2,843	1,913	2,471
Weighted-average common shares outstanding—diluted	96,287	97,320	96,197	97,076
Dilutive earnings per common share	$0.32	$0.10	$1.13	$1.37

As of September 30, 2019, the Company had a nominal number of securities that had an anti-dilutive effect on the calculation of diluted earnings per common share. Such securities were excluded from the calculation. As of September 30, 2018, there were no anti-dilutive securities and as such, there were no securities excluded from the calculation of diluted earnings per common share.
Note 7. Inventories
Inventories are summarized below (in thousands):

	September 30, 2019	December 31, 2018
Inventories:
Raw materials	$60,693	$80,474
Work-in-process	1,039	815
Finished goods	278,582	256,768
	$340,314	$338,057

Note 8. Goodwill and Intangible Assets
Goodwill at September 30, 2019 increased to $201,044,000 from $55,816,000 at December 31, 2018. This $145,228,000 increase was primarily due to the Jack Wolfskin acquisition in January 2019 (see Note 4), which increased goodwill by $152,237,000. The remaining change was related to changes in foreign currency rates period over period. The Company's goodwill is reported in the Golf Equipment and Apparel, Gear and Other operating segments (see Note 18).

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and non-amortizing intangible assets are subject to an annual impairment test or more frequently when impairment indicators are present. There were no impairment charges recognized during the three and nine months ended September 30, 2019 and 2018. The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	September 30, 2019			December 31, 2018
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Trade name, trademark and trade dress and other	NA	$447,243	$—	$447,243	$218,364	$—	$218,364
Amortizing:
Patents	2-16	31,581	31,581	—	31,581	31,543	38
Distributor, customer relationships and other	1-10	52,837	13,031	39,806	15,780	9,490	6,290
Total intangible assets		$531,661	$44,612	$487,049	$265,725	$41,033	$224,692

Aggregate amortization expense on intangible assets was approximately $1,113,000 and $266,000 for the three months ended September 30, 2019 and 2018, respectively, and $3,579,000 and $800,000 for the nine months ended September 30, 2019 and 2018, respectively.
Amortization expense related to intangible assets at September 30, 2019 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2019	$1,207
2020	4,780
2021	4,724
2022	4,548
2023	4,409
Thereafter	20,138
$39,806

Note 9. Joint Venture
The Company had a joint venture in Japan, Callaway Apparel K.K., with its long-time apparel licensee, TSI Groove & Sports Co, Ltd., ("TSI") for the design, manufacture and distribution of Callaway-branded apparel, footwear and headwear in Japan. In July 2016, the Company contributed $10,556,000, primarily in cash, for a 52% ownership of the joint venture, and TSI contributed $9,744,000, primarily in inventory, for the remaining 48%. In May 2019, the Company entered into a stock purchase agreement with TSI to acquire the remaining shares comprising the 48% ownership in Callaway Apparel K.K. for 2 billion Yen, or approximately $18,538,000 (using the exchange rate in effect on the acquisition date). The purchase was completed as of May 31, 2019 and, pursuant to the stock purchase agreement, the purchase price was paid in August 2019. As of September 30, 2019, the Company owned 100% of this entity and controlled all matters pertaining to its business operations and significant management decisions. Callaway Apparel K.K. is consolidated one month in arrears.
During the nine months ended September 30, 2019, the Company recorded net income attributable to the non-controlling interest of $179,000 in its consolidated condensed statements of operations. As a result of the acquisition, the Company did not recognize net income attributable to non-controlling interests during the three months ended September 30, 2019. The total non-controlling interest on the Company's consolidated condensed balance sheet at December 31, 2018 was $9,734,000.
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
There were no additional investments during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Company invested $282,000 in shares of Topgolf. The shares that were purchased during the nine months ended September 30, 2018 from other Topgolf shareholders were not acquired in orderly transactions as these transactions were not exposed to the market and were not subject to marketing activities. Since the adoption of ASU 2016-01, there were no observable transactions which would provide an estimate of fair value. As such, at September 30, 2019 and December 31, 2018, the Company's investment in Topgolf is reflected at cost less impairments in accordance with ASU No. 2016-01. The Company's total investment in Topgolf as of both September 30, 2019 and December 31, 2018 was $72,238,000.
As of September 30, 2019, the Company has not recorded any impairments with respect to this investment. If in the future there is an observable price change as a result of an orderly transaction for the identical or similar investment in Topgolf, the Company would be required to assess the fair value impact, if any, on each identified or similar class of Topgolf stock held by the Company, and write such stock up or down to its estimated fair value, which could have a material effect on the Company's financial position and results of operations.
Note 11. Product Warranty
The Company has a stated two-year warranty policy for its golf clubs and Jack Wolfskin gear, as well as a limited lifetime warranty for its OGIO line of products. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The warranty provision for the three and nine months ended September 30, 2019 includes the warranty reserves assumed in connection with the Jack Wolfskin acquisition (see Note 4).
The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$10,976	$8,035	$7,610	$6,657
Provision	1,494	3,110	6,492	8,633
Provision liability assumed from acquisition	—	—	2,208	—
Claims paid/costs incurred	(2,349)	(2,613)	(6,189)	(6,758)
Ending balance	$10,121	$8,532	$10,121	$8,532

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
As of September 30, 2019, significant guidance with respect to the Tax Act remains proposed or outstanding. As such, many components of the 2019 tax expense remain estimates and are primarily based on proposed regulations and other guidance as released by the IRS and United States Treasury. The most significant estimate relates to foreign derived intangible income (FDII) and global intangible low taxed income (GILTI).
During the nine months ended September 30, 2019, the Company acquired Jack Wolfskin for approximately $521,201,000 (including cash acquired of $58,096,000) in a non-taxable acquisition. The Company recorded a deferred tax liability of $88,392,000 related to the intangibles upon acquisition (see Note 4).
The realization of deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. Due to the Company’s continued profitability, combined with future projections of profitability, the Company has determined that the majority of its U.S. deferred tax assets are more likely than not to be realized. The valuation allowance on the Company’s U.S. deferred tax assets as of September 30, 2019 primarily relates to state net operating loss carryforwards and credits that the Company estimates it may not be able to utilize in future periods. With respect to previously existing non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established. The Company is currently assessing the need for valuation allowances within the Jack Wolfskin group. As of September 30, 2019 the Company maintains all valuation allowances established prior to the acquisition and will adjust these balances if necessary as the Company obtains more information within the measurement period.
The income tax provision was $2,128,000 and $1,335,000 for the three months ended September 30, 2019 and 2018, respectively, and $18,892,000 and $35,801,000 for the nine months ended September 30, 2019 and 2018, respectively. The increase in the quarterly provision was primarily due to an increase in pre-tax income compared to 2018. The decrease in the provision in the first nine months of 2019 was primarily due to a decrease in pre-tax income compared to 2018. As a percent of pre-tax income, the Company's effective tax rate declined to 6.4% in the third quarter of 2019 compared to 12.1% in the third quarter of 2018, primarily due to a shift in the mix of foreign earnings relative to the prior year and changes in estimates related to U.S. income tax.
At September 30, 2019, the gross liability for income taxes associated with uncertain tax positions was $12,889,000. Of this amount, $6,879,000 would benefit the Company’s consolidated condensed financial statements and effective income tax rate if favorably settled. The unrecognized tax liabilities are expected to decrease by approximately $28,000 during the next 12 months. The gross liability for uncertain tax positions increased by $581,000 for the three months ended September 30, 2019. The increase was primarily due to increases in tax positions taken in the current quarter. The gross liability for uncertain tax positions increased to $1,057,000 for the nine months ended September 30, 2019 primarily due to increases in tax positions taken in the current year.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended September 30, 2019 and 2018, the Company's provision for income taxes includes a net expense of $47,000 and $52,000, respectively, related to the recognition of interest and/or penalties. For the nine months ended September 30, 2019 and 2018, the Company's provision for income taxes includes a net benefit of $142,000 and a net expense of $46,000, respectively, related to the recognition of interest and/or penalties. As of September 30, 2019 and December 31, 2018, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $1,518,000 and $1,660,000, respectively.
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

The minimum obligation that the Company is required to pay as of September 30, 2019 under these agreements is $86,907,000 over the next four years as follows (in thousands):

Remainder of 2019	$44,768
2020	22,789
2021	13,131
2022	5,376
2023	843
$86,907

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
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $1,014,000 as of September 30, 2019.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s consolidated condensed financial statements. The fair value of indemnities, commitments and guarantees that the Company issued as of September 30, 2019 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 14. Share-Based Employee Compensation
As of September 30, 2019, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan"). From time to time, the Company grants stock options, restricted stock units, performance share units, phantom stock units, stock appreciation rights and other awards under these plans.
The table below summarizes the amounts recognized in the financial statements for the three and nine months ended September 30, 2019 and 2018 for share-based compensation, including expense for restricted stock units and performance share units (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Cost of sales	$213	$253	$715	$722
Operating expenses	2,300	3,259	8,763	9,253
Total cost of share-based compensation included in income, before income tax	$2,513	$3,512	$9,478	$9,975

Restricted Stock Units
Restricted stock units awarded under the 2004 Incentive Plan and the 2013 Directors Plan are valued at the Company’s closing stock price on the date of grant. Restricted stock units generally vest over a one- to three-year period. Compensation expense for restricted stock units is recognized on a straight-line basis over the vesting period and is reduced by an estimate for forfeitures. There were no shares underlying restricted stock units granted during the three months ended September 30, 2019. The number of shares underlying restricted stock units granted during the three months ended September 30, 2018 was nominal. During the nine months ended September 30, 2019 and 2018, the Company granted 452,000 and 420,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $15.35 and $15.22 per share, respectively.
Total compensation expense, net of estimated forfeitures, recognized for restricted stock units during the three months ended September 30, 2019 and 2018 was $1,176,000 and $1,536,000, respectively, and $4,495,000 and $4,386,000, for the nine months ended September 30, 2019 and 2018. At September 30, 2019, the Company had $19,007,000 of total unamortized compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years.
Performance Based Awards
Performance based awards are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified metrics over a one- to five-year performance period from the date of grant. These performance metrics are established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 0% to 200% of the participant's target award. The Company grants two types of performance based awards: performance share units and awards subject to total shareholder return metrics under the 2004 Incentive Plan.
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
Performance share units with total shareholder return requirements are awards that compare the performance of the Company's common stock over a three-year period to that of the Company's peer group. The fair value of these awards is derived using the Monte Carlo simulation which utilizes the stock volatility, dividend yield and market correlation of the Company and the Company's peer group. The Monte Carlo fair value is expensed on a straight-line basis over the vesting period, net of estimated forfeitures. The awards are forfeited if the threshold performance metrics are not achieved as of the end of the performance period. The performance share units cliff-vest in full over a three-year vesting period.
The Company granted 226,000 and 307,000 shares underlying performance share units during the nine months ended September 30, 2019 and 2018, respectively, at a weighted average grant-date fair value of $15.17 and $14.80 per share, respectively. There were no shares underlying performance share units granted during the three months ended September 30, 2019 and 2018. The awards granted during 2019 and 2018 are subject to a three- to five-year performance period provided that (i) if certain first year performance goals are achieved, the participant could earn up to 50% of the three-year target award shares, subject to continued service through the vesting date, and (ii) if certain cumulative first- and second-year performance goals are achieved, the participant could earn up to an aggregate of 80% of the three-year target award shares (which includes any shares earned during the first year), subject to continued service through the vesting date. Based on the Company’s performance, participants earned a minimum of 50% of the target award shares granted in 2018, and 80% of the target award shares granted in 2017, in each case subject to continued service through the vesting date.
During the nine months ended September 30, 2019, the Company granted 149,000 shares underlying performance share units subject to total shareholder return requirements at a weighted average grant-date fair value of $16.96 per share. There were no performance share units with total shareholder return requirements granted in the three months ended September 30, 2019 or in the three and nine months ended September 30, 2018 that were subject to total shareholder return requirements.
During the three months ended September 30, 2019 and 2018, the Company recognized total compensation expense, net of estimated forfeitures, for performance based awards of $1,337,000 and $1,975,000, respectively, and $4,983,000 and $5,575,000 for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, unamortized compensation expense related to these awards was $22,985,000, which is expected to be recognized over a weighted-average period of 1.5 years.
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
The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 16) that are measured at fair value on a recurring basis by the above pricing levels at September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2019
Foreign currency forward contracts—asset position	$3,174	$—	$3,174	$—
Foreign currency forward contracts—liability position	(367)	—	(367)	—

Cross-currency debt swap agreements—asset position	10,442	—	10,442	—
Cross-currency debt swap agreements—liability position	(151)	—	(151)	—

Interest rate hedge agreements—asset position	285	—	285	—
Interest rate hedge agreements—liability position	(10,375)	—	(10,375)	—
	$3,008	$—	$3,008	$—
December 31, 2018
Foreign currency forward contracts—asset position	$4,539	$—	$4,539	$—
Foreign currency forward contracts—liability position	(236)	—	(236)	—
	$4,303	$—	$4,303	$—

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

Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at September 30, 2019 and December 31, 2018 are categorized within Level 1 of the fair value hierarchy. The table below summarizes information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated condensed balance sheets as of September 30, 2019 and December 31, 2018, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility(1)	$447,600	$447,600	$—	$—
Primary Asset-Based Revolving Credit Facility(2)	$62,596	$62,596	$40,300	$40,300
Japan ABL Facility(2)	$48,115	$48,115	$—	$—
Equipment notes(3)	$20,902	$20,902	$9,629	$9,629
Standby letters of credit(4)	$1,014	$1,014	$1,187	$1,187

(1)	In January 2019, the Company entered into the Term Loan Facility. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 5 for further information.

(2)
The carrying value of the amounts outstanding under the Company's ABL Facility and Japan ABL Facility approximates the fair value due to the short-term nature of these obligations. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 5 for information on the Company's credit facilities, including certain risks and uncertainties related thereto.

(3)
In December 2017, the Company entered into the 2017 Equipment Note and in August 2019, entered into the 2019 Equipment Note, both secured by certain equipment at the Company's golf ball manufacturing facility. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 5 for further information.

(4)
The carrying value of the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts. The fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or more frequently if certain indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments that are written down to fair value when they are held for sale or determined to be impaired. During the three and nine months ended September 30, 2019 and 2018, there were no impairment indicators related to the Company's assets that are measured at fair value on a nonrecurring basis. Assets purchased in connection with the acquisitions of Jack Wolfskin were valued at their fair value on the date of purchase (see Note 4).
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
The Company accounts for its foreign currency forward contracts and cross-currency debt swaps in accordance with Topic 815. Topic 815 requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as a designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Gains and losses from the remeasurement of qualifying cash flow hedges are recorded as a component of other comprehensive income and released into earnings as a component of cost of goods sold or net sales during the period in which the hedged transaction takes place. Gains and losses on the ineffective portion of hedges (hedges that do not meet accounting requirements due to ineffectiveness) and derivatives that are not elected for hedge accounting treatment are immediately recorded in earnings as a component of cost of goods sold and other income (expense), respectively.
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
The following table summarizes the fair value of the Company's derivative instruments as well as the location of the asset and/or liability on the consolidated condensed balance sheets at September 30, 2019 and December 31, 2018 (in thousands):

	Balance Sheet Location	Fair Value of Asset Derivatives
		September 30, 2019	December 31, 2018
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$370	$54

Cross-currency debt swap agreements	Other current assets	5,429	—
	Other assets	5,013	—

Interest rate hedge agreements	Other current assets	285	—
Total		$11,097	$54
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$2,804	$4,485

	Balance Sheet Location	Fair Value of Liability Derivatives
		September 30, 2019	December 31, 2018
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$30	$39

Cross-currency debt swap agreements	Accounts payable and accrued expenses	151	—

Interest rate hedge agreements	Accounts payable and accrued expenses	1,727	—
	Other long-term liabilities	8,648	—
Total		$10,556	$39
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$337	$197

The Company's derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated condensed balance sheets at September 30, 2019 and December 31, 2018.

Cash Flow Hedging Instruments
Hedges of Foreign Currency Exchange Risk
The Company uses foreign currency derivatives designated as qualifying cash flow hedging instruments, including currency forward contracts and cross-currency swaps, to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries to mitigate the exposure. These contracts generally mature within 12 to 15 months from their inception. At September 30, 2019, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $10,756,000. At December 31, 2018, the Company had no outstanding foreign currency forward contracts designated as cash flow hedges. The reporting of gains and losses on these cash flow hedging instruments depends on whether the gains or losses are effective at offsetting changes in the cash flows of the underlying hedged items. The Company uses the critical terms method to measure the effectiveness of the foreign currency forward contracts and evaluates the effectiveness on a quarterly basis. The effective portion of the gains and losses on the hedging instruments are recorded in other comprehensive income until recognized in earnings during the period that the hedged transactions take place. Any ineffective portion of the gains and losses from the hedging instruments is recognized in earnings immediately. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 15).
As of September 30, 2019, the Company recorded a net gain of $1,037,000 in other comprehensive income related to its foreign currency hedging activities. Of this amount, net gains of $413,000 and $222,000 for the three and nine months ended September 30, 2019, respectively, were relieved from other comprehensive income and recognized in cost of goods sold for the underlying intercompany sales that were recognized, and net gains of $144,000 and $709,000 for the three and nine months ended September 30, 2019, respectively, were relieved from other comprehensive income related to the amortization of forward points. The Company recognized a net gain of $168,000 and a net loss of $32,000 in cost of goods sold for the three and nine months ended September 30, 2018, respectively. There were no ineffective hedge gains or losses recognized during the nine months ended September 30, 2019. Based on the current valuation, the Company expects to reclassify net gains of $841,000 from accumulated other comprehensive income into net earnings during the next 12 months.
Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate hedges as part of its interest rate risk management strategy. Interest rate hedges designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2019, such derivatives were used to hedge the variable cash flows associated with the Company’s variable rate $480,000,000 term loan pursuant to the Term Loan Facility.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest income (expense) in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income (expense) as interest payments are made or received on the Company’s variable-rate debt. Based on the current valuation, the Company expects to reclassify net interest expense of $1,000,000 from accumulated other comprehensive income into earnings during the next 12 months.
As of September 30, 2019, the notional amounts of the outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk were $198,854,000.
During the nine months ended September 30, 2019, the Company recorded a net gain of $14,297,000 in other comprehensive income (loss) related to its cross currency swap activities, and net losses of $10,559,000 related to its interest rate hedging activities. Of this amount, net gains of $9,718,000 and $11,925,000 were relieved from other comprehensive income and recognized in other income for the three and nine months ended September 30, 2019, respectively. There were no ineffective hedge gains or losses recognized during the three and nine months ended September 30, 2019.

The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the three and nine months ended September 30, 2019 (in thousands):

	Gain/(Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2019	2018	2019	2018
Foreign currency forward contracts	$464	$256	$1,037	$394
Cross-currency debt swap agreements	13,133	—	14,297	—
Interest rate hedge agreements	(2,662)	—	(10,559)	—
	$10,935	$256	$4,775	$394

	Gain/(Loss) Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2019	2018	2019	2018
Foreign currency forward contracts	$556	$168	$930	$(32)
Cross-currency debt swap agreements	9,868	—	12,119	—
Interest rate hedge agreements	(150)	—	(194)	—
	$10,274	$168	$12,855	$(32)

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At September 30, 2019 and December 31, 2018, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $87,243,000 and $459,600,000, respectively. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the consolidated condensed statements of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 15).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three and nine months ended September 30, 2019 and 2018, respectively, in addition to the derivative contract type (in thousands):

	Location of Net Gain Recognized in Income on Derivative Instruments	Amount of Net Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Foreign currency forward contracts	Other expense, net	$4,035	$1,802	$5,476	$5,161

In addition, for the three and nine months ended September 30, 2019, the Company recognized net foreign currency losses of $10,051,000 and $12,660,000 related to transactions with its foreign subsidiaries, respectively.
Note 17. Accumulated Other Comprehensive Loss
The following table details the amounts reclassified from accumulated other comprehensive loss to cost of goods sold, as well as changes in foreign currency translation for the three and nine months ended September 30, 2019. Amounts are in thousands.

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, June 30, 2019, after tax	$(7,146)	$(15,125)	$(22,271)
Change in derivative instruments	10,935	—	10,935
Net gains from derivative instruments reclassified to cost of goods sold	(10,274)	—	(10,274)
Income tax benefit on derivative instruments	(666)	—	(666)
Foreign currency translation adjustments	—	(17,083)	(17,083)
Accumulated other comprehensive loss, September 30, 2019, after tax	$(7,151)	$(32,208)	$(39,359)

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, December 31, 2018, after tax	$107	$(13,807)	$(13,700)
Change in derivative instruments	4,775	—	4,775
Net gains from derivative instruments reclassified to cost of goods sold	(12,855)	—	(12,855)
Income tax benefit on derivative instruments	822	—	822
Foreign currency translation adjustments	—	(18,401)	(18,401)
Accumulated other comprehensive loss, September 30, 2019, after tax	$(7,151)	$(32,208)	$(39,359)

Note 18. Segment Information
As of December 31, 2018, the Company had three operating and reportable segments, namely Golf Clubs, Golf Balls and Gear, Accessories and Other. Due to the Company's acquisition of Jack Wolfskin in January 2019, combined with the continued growth of TravisMathew branded soft goods, the Company has experienced significant growth in its soft goods business. As of January 1, 2019, the Company re-evaluated its global business platform, including its management structure, operations, supply chain and distribution, in addition to how it reviews the results of its operations to assess its performance and allocate resources and also reassessed its operating segments. Based on this assessment, the Company concluded it has two reportable operating segments: Golf Equipment operating segment and Apparel, Gear and Other operating segment.
The Golf Equipment operating segment, which is comprised of golf club and golf ball products, includes Callaway Golf branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata branded golf balls and sales of pre-owned golf clubs.
The Apparel, Gear and Other operating segment includes the newly acquired Jack Wolfskin outdoor apparel, gear and accessories business, the TravisMathew golf and lifestyle apparel and accessories business, and the Callaway and Ogio business, which consists of golf apparel and accessories, storage gear for sport and personal use, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products.
Comparative periods have been reclassified to reflect these changes.There are no significant intersegment transactions.

The tables below contain information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018(1)	2019	2018(1)
Net sales:
Golf Equipment	$210,502	$187,057	$826,474	$798,104
Apparel, Gear and Other	215,715	75,597	562,648	264,052
	$426,217	$262,654	$1,389,122	$1,062,156
Income before income taxes:
Golf Equipment	$23,124	$17,003	$148,782	$158,460
Apparel, Gear and Other	34,877	8,016	68,909	51,547
Reconciling items(2)	(24,825)	(13,944)	(90,352)	(40,801)
	$33,176	$11,075	$127,339	$169,206
Additions to long-lived assets:
Golf Equipment	$7,648	$6,220	$20,989	$20,490
Apparel, Gear and Other	6,783	3,121	15,465	5,679
	$14,431	$9,341	$36,454	$26,169

(1)	The Company changed its operating segments as of January 1, 2019. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The increase in reconciling items for the three and nine months ended September 30, 2019 compared to 2018 includes incremental corporate general and administrative expenses associated with the addition of the Jack Wolfskin business in January 2019, as well as incremental costs of $2,442,000 and $25,275,000 for the three and nine months ended September 30, 2019, respectively, primarily related to transaction and transition costs associated with the acquisition of Jack Wolfskin that was completed in January 2019, combined with the amortization of intangible assets related to the Jack Wolfskin acquisition. Reconciling items also include incremental interest expense of $7,902,000 and $24,449,000, for the three and nine months ended September 30, 2019, respectively, primarily due to the new Term Loan Facility to fund the purchase of Jack Wolfskin, combined with higher outstanding borrowings on the Company's credit facilities period over period. See Note 5 for information on the Company's credit facilities and long-term debt obligations.

	September 30, 2019	December 31, 2018(1)
Total Assets:
Golf Equipment	$404,117	$437,604
Apparel, Gear and Other	907,102	269,432
Reconciling items(2)	548,429	345,908
	$1,859,648	$1,052,944
Goodwill:
Golf Equipment	$25,801	$26,183
Apparel, Gear and Other	175,243	29,633
	$201,044	$55,816

(1)	The Company changed its operating and reportable segments as of January 1, 2019. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.

(2)
Total assets by operating segment are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the two reportable operating segments including cash and cash equivalents, net accounts receivable, deferred tax assets and derivative instruments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors Regarding Forward-Looking Statements” on page 2 of this report.
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with the accounting principles generally accepted in the United States ("GAAP"), the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. This non-GAAP information includes certain of the Company’s financial results on a constant currency basis. This constant currency information estimates what the Company’s financial results would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency results and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. In addition, this non-GAAP information includes certain of the Company's financial results without transaction costs and transition costs, and purchase accounting amortization expenses associated with the Jack Wolfskin acquisition for the three and nine months ended September 30, 2019, and amortization costs of intangible assets associated with the Jack Wolfskin, OGIO and TravisMathew acquisitions for three and nine months ended September 30, 2019 and 2018.
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
Results of Operations
Overview of Business and Seasonality
Products
The Company designs, manufactures and sells a full line of high quality golf equipment, including golf clubs and golf balls. The Company designs its golf products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company designs its golf products for golfers of all skill levels, both amateur and professional. In addition, the Company designs and develops a full line of high quality golf soft goods, including golf bags, apparel, footwear and other golf accessories. In 2017, the Company expanded its soft goods lines with the acquisitions of OGIO and TravisMathew. Under the OGIO brand, the Company offers a full line of premium personal storage gear for sport and personal use, a line of performance outerwear for men, and golf and apparel accessories. TravisMathew offers a full line of premium golf and lifestyle apparel as well as footwear and accessories. In January 2019, the Company completed the acquisition of JW Stargazer Holding GmbH, the owner of the international, premium outdoor apparel, gear and accessories brand, Jack Wolfskin. The Company expects this acquisition to further enhance the Company's lifestyle category and provide a platform for future growth in the active outdoor and urban outdoor categories. The Company's soft goods under the Callaway, OGIO, TravisMathew and Jack Wolfskin brands are designed and developed internally.
Operating Segments
As of December 31, 2018, the Company had three operating and reportable segments, namely Golf Clubs, Golf Balls and Gear, Accessories and Other. Due to the Company's acquisition of the outdoor apparel, gear and accessories company Jack Wolfskin in January 2019, combined with the continued growth of TravisMathew branded soft goods, the Company has experienced significant growth in its soft goods business. As of January 1, 2019, the Company re-evaluated its global business platform, including its management structure, operations, supply chain and distribution, in addition to how it reviews the results of its operations to assess its performance and allocate resources and also reassessed its operating segments. Based on this assessment, the Company concluded it has two reportable operating segments: Golf Equipment operating segment and Apparel, Gear and Other operating segment.
Golf Equipment operating segment, which is comprised of golf club and golf ball products, includes Callaway Golf branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata branded golf balls and sales of pre-owned golf clubs.
Apparel, Gear and Other operating segment includes the newly acquired Jack Wolfskin outdoor apparel, gear and accessories business, the TravisMathew golf and lifestyle apparel and accessories business, and the Callaway and Ogio business, which consists of golf apparel and accessories, storage gear for sport and personal use, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products.
Comparative periods have been reclassified to reflect these changes. For further information about the Company's segments, see Note 18 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Cost of Sales
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. Historically, over 85% of the Company's manufacturing costs, primarily material and component costs, are variable in nature and fluctuate with sales volumes. With respect to the Company's Golf Equipment operating segment, variable costs as a percentage of cost of sales range between 85% to 95% for golf club products and 75% to 85% for golf ball products. Variable costs for soft goods in the Apparel, Gear and Other operating segment are generally greater than 90% as fewer fixed costs are used in the manufacturing of soft goods products. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Operating Segments Results for the Three and Nine Months Ended September 30, 2019 and 2018—Segment Profitability" below for further discussion of gross margins.
Seasonality
Golf Equipment
In most of the regions where the Company conducts business, the game of golf is played primarily on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of the Company’s on-course customers closing for the cold weather months. The Company’s golf equipment business is therefore subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its golf club and golf ball products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter. Second-quarter sales are significantly affected by the amount of reorder business of the products sold during the first quarter. Third-quarter sales are generally dependent on reorder business but can also include smaller new product launches, typically resulting in lower sales than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. Fourth-quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key regions. However, third-quarter sales can be affected by a mid-year product launch, and fourth-quarter sales can be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter-to-quarter fluctuations, can be affected by many factors, including the timing of new product introductions as well as weather conditions. In general, because of this seasonality, a majority of the Company’s sales from its Golf Equipment operating segment and most, if not all, of its profitability from this segment generally occurs during the first half of the year.
Apparel, Gear and Other
Sales of the Company's golf gear and accessories generally follow the same seasonality as golf equipment, and are therefore generally higher during the first half of the year when the game of golf is mostly played. Sales of lifestyle and premium outdoor apparel, footwear and equipment are impacted by weather and therefore the seasonality of these products vary by region.
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
Executive Summary
The Company's net sales increased 30.8% to $1,389.1 million in the first nine months of 2019 compared to $1,062.2 million in the comparable period in 2018. These results were achieved despite the negative impact of changes in foreign currency rates of $30.1 million and reflect an increase in both the Company’s Apparel, Gear and Accessories Operating Segment and Golf Equipment Operating Segment. The increases in sales of Apparel, Gear and Accessories was primarily driven by the Jack Wolfskin business, which contributed incremental sales of $275.2 million for the nine months ended September 30, 2019. The Company’s Apparel, Gear and Accessories sales were also favorably impacted by the continued growth of the Company's TravisMathew apparel business, which has grown double-digits year-over-year. The Company’s Golf Equipment sales increased $28.4 million in the first nine months of 2019 compared to the same periods in the prior year due to the continued strength of the Company’s 2019 golf equipment product line combined with the launch of higher-margin irons products in the third quarter of 2019.
The Company’s gross margin in the first nine months of 2019 decreased 210 basis points to 45.8% compared to the comparable period in 2018. The Company's gross margin for the first nine months of 2019 includes $10.7 million (or 80 margin basis points) of amortization charges related to a fair value adjustment to Jack Wolfskin's inventory, recorded as part of the Company's purchase price allocation. The remaining decline resulted from a shift in current year product mix to sales of more premium products, which generally have lower margins due to more advanced technology, combined with the negative impact of unfavorable changes in foreign currency rates. These declines were partially offset by sales growth from the Company's TravisMathew business, which is accretive to gross margin.
Operating expenses increased $143.9 million to $481.3 million in the first nine months of 2019 compared to the respective period in 2018. This increase was driven primarily by $113.3 million of incremental operating expenses related to the new Jack Wolfskin business, combined with increased investments in the business to sustain the Company's growth, including investments in marketing and tour. Operating expenses in the first nine months of 2019 also include $10.7 million of non-recurring expenses primarily related to the Jack Wolfskin acquisition, combined with incremental expense from the amortization of intangible assets.
Interest expense increased $25.5 million to $30.2 million in the first nine months of 2019 compared to the first nine months of 2018, primarily due to the recognition of incremental interest expense from the Company's new $480.0 million Term Loan Facility used to fund the Jack Wolfskin acquisition in January 2019. During 2019, the Company paid an aggregate of $32.4 million toward the principal of this facility.
The provision for income taxes decreased to $18.9 million in the first nine months of 2019 compared to $35.8 million in the first nine months of 2018. As a percent of pre-tax income, the Company's effective income tax rate declined to 14.8% in the first nine months of 2019 compared to 21.2% in the respective period in 2018. This decline was primarily due to a shift in the mix of foreign earnings relative to the prior year and changes in estimates related to U.S. income tax.
Diluted earnings per share decreased $0.24 to $1.13 in the first nine months of 2019 compared to $1.37 in the same period in 2018. The Company's earnings for the first nine months of 2019 include pre-tax charges of $27.6 million of non-recurring costs primarily related to the Jack Wolfskin acquisition and purchase accounting amortization expenses related to the Jack Wolfskin, TravisMathew and OGIO acquisitions. The Company's earnings in the first nine months of 2019 were also impacted by increased investments in the business to sustain the Company's growth, and an increase in interest expense related to the new term loan entered into in January 2019 to fund the purchase of Jack Wolfskin, partially offset by the seasonality of the Jack Wolfskin business, which generates most of its profitability in the third quarter of 2019 due to the sell-in of its fall/winter product.
Three-Month Periods Ended September 30, 2019 and 2018
Net sales for the third quarter of 2019 increased $163.5 million (62.2%) to $426.2 million compared to $262.7 million in the third quarter of 2018. This increase was primarily due to the Company's acquisition of the outdoor apparel, gear and accessories company, Jack Wolfskin, which added incremental sales of $134.1 million in the Apparel, Gear and Other operating segment. Excluding this acquisition, sales for this segment increased $6.0 million (8.0%) in the third quarter of 2019 compared to the same period in 2018, primarily due to the continued success of the TravisMathew apparel business. Net sales in the Golf Equipment operating segment increased $23.4 million (12.5%) due to the launch of Epic Forged line of irons and MD5 Jaws wedges in the third quarter of 2019 with no comparable launch in the third quarter of 2018. Net sales for the third quarter of 2019 would have been $6.0 million higher using average foreign exchange rates in affect during the third quarter of 2018.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended September 30,		Growth
	2019	2018(1)	Dollars	Percent
Net sales:
Golf Equipment	$210.5	$187.1	$23.4	12.5%
Apparel, Gear and Other	215.7	75.6	140.1	185.3%
	$426.2	$262.7	$163.5	62.2%

(1)	The Company changed its operating segments as of January 1, 2019. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
For further discussion of each operating segment’s results, see "Operating Segments Results for the Three Months Ended
September 30, 2019 and 2018" below.
Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth		Constant Currency Growth vs. 2018
	2019	2018(1)	Dollars	Percent	Percent
Net sales:
United States	$161.6	$142.3	$19.3	13.6%	13.6%
Europe	133.4	33.1	100.3	303.0%	320.8%
Japan	64.2	54.4	9.8	18.0%	13.3%
Rest of World	67.0	32.9	34.1	103.6%	111.9%
	$426.2	$262.7	$163.5	62.2%	64.5%

(1) In connection with the Company's assessment of its operating and reportable operating segments the Company also reassessed its reportable regions. As a result, as of January 1, 2019, the Company began to report regional sales previously reported in rest of Asia and other foreign countries in rest of world. Accordingly, prior period amounts have been reclassified to conform to current year presentation of regional sales.
Net sales in the United States increased $19.3 million (13.6%) to $161.6 million during the third quarter of 2019 compared to $142.3 million in the third quarter of 2018. The Company’s sales in regions outside of the United States increased $144.2 million (119.8%) to $264.6 million during the third quarter of 2019 compared to $120.4 million in the third quarter of 2018. Foreign currency fluctuations had an unfavorable impact of $6.0 million on net sales during the third quarter of 2019 relative to the same period in the prior year. The increase in net sales by region includes the following:

•
In the United States, the increase was primarily due to the launch of Epic Forged irons and MD5 Jaws wedges in the third quarter of 2019, combined with an increase in apparel sales as a result of the continued growth of the TravisMathew business.

•
Net sales in Europe increased primarily due to incremental apparel sales resulting from the Jack Wolfskin acquisition completed in January 2019, partially offset by the unfavorable impact of foreign currency fluctuations on net sales.

•
The increase in Japan was primarily due to a shift in product launch timing due to the launch of region-specific woods and irons models in the third quarter of 2019. In 2018, these models were launched during the first half of the year.

•
The increase in Rest of World was primarily driven by an increase in apparel sales in China resulting from the Jack Wolfskin acquisition, partially offset by the unfavorable impact of foreign currency fluctuations on net sales.

Gross profit increased $76.2 million (66.1%) to $191.4 million in the third quarter of 2019 compared to $115.2 million in the third quarter of 2018. Gross profit as a percentage of net sales (“gross margin”) increased by 100 basis points to 44.9% in the third quarter of 2019 compared to 43.9% in the third quarter of 2018. This increase was due to the addition of the Jack Wolfskin business and an increase in TravisMathew sales, which were both accretive to the Company's overall gross margin during the quarter, combined with the launch of higher margin golf club products during the third quarter of 2019. These increases were partially offset by the negative impact of unfavorable changes in foreign currency rates. For further discussion of gross margin, see "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Operating Segments Results for the Three Months Ended September 30, 2019 and 2018—Segment Profitability" below.
Selling expenses increased $33.4 million to $102.0 million (23.9% of net sales) in the third quarter of 2019 compared to $68.6 million (26.1% of net sales) in the third quarter of 2018. This increase reflects $28.1 million of incremental costs resulting from the addition of the Jack Wolfskin business. The remaining increase was due to increased investments in the business to sustain the Company's growth, including investments in marketing and tour.
General and administrative expenses increased $9.7 million to $36.4 million (8.5% of net sales) in the third quarter of 2019 compared to $26.7 million (10.2% of net sales) in the third quarter of 2018. This increase was primarily due to $6.6 million of incremental costs resulting from the addition of the Jack Wolfskin business, combined with an increase of $2.0 million in incremental transition costs related to the Jack Wolfskin acquisition and expense from the amortization of intangible assets.
Research and development expenses increased $3.3 million to $12.5 million (2.9% of net sales) in the third quarter of 2019 compared to $9.2 million (3.5% of net sales) in the third quarter of 2018. This increase was primarily due to $2.1 million of incremental costs in the third quarter of 2019 resulting from the addition of the Jack Wolfskin business.
Net interest expense increased by $8.5 million to $9.6 million in the third quarter of 2019 compared to $1.1 million in the third quarter of 2018 primarily due to an increase in interest related to the Company's long-term debt, including $7.9 million related to the Term Loan Facility the Company entered into in connection with the Jack Wolfskin acquisition (see Note 5 “Financing Arrangements” and Note 4 "Business Combinations" to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q).
Other income increased by $0.8 million to $2.2 million in the third quarter of 2019 compared to $1.4 million in the third quarter of 2018, primarily due to an increase in net foreign currency gains from non-designated foreign currency hedging contracts.
The Company’s provision for income taxes increased by $0.8 million to $2.1 million in the third quarter of 2019, compared to $1.3 million in the third quarter of 2018 primarily due to an increase in pre-tax income. As a percentage of pre-tax income, the Company’s income tax rate declined to 6.4% compared to 12.1% in the third quarter of 2018 primarily due to a shift in the mix of foreign earnings relative to the prior year and changes in estimates related to U.S. income tax. For further discussion see Note 12 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net income for the third quarter of 2019 increased $21.5 million to $31.0 million compared to $9.5 million in the third quarter of 2018. Diluted earnings per share increased $0.22 to $0.32 in the third quarter of 2019 compared to $0.10 in the third quarter of 2018. On a non-GAAP basis, excluding after-tax acquisition costs related to Jack Wolfskin, and excluding after-tax purchase accounting amortization expenses related to the Jack Wolfskin, TravisMathew and OGIO acquisitions, the Company's net income and diluted earnings per share in the third quarter of 2019 would have been $34.3 million and $0.36 per share, respectively, compared to $10.9 million and $0.11 per share for the comparative period in 2018. The increased non-GAAP earnings in 2019 is primarily due to the seasonal nature of the Jack Wolfskin business, which is accretive to earnings during the third quarter of the year, combined with increased golf equipment product launches in the third quarter of 2019, partially offset by a $7.9 million increase in interest expense related to the new Term Loan Facility to fund the purchase of Jack Wolfskin and the unfavorable impact of changes in foreign currencies.

The table below presents a reconciliation of the Company's as-reported results for the three months ended September 30, 2019 and 2018 to the Company's non-GAAP results reported above for the same periods (in millions, except per share information).

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	GAAP	Acquisition and Other Non-Recurring Expenses(1)	Non-Cash Purchase Accounting Adjustments(2)	Non-GAAP	GAAP	Acquisition and Other Non-Recurring Expenses(1)	Non-Cash Purchase Accounting Adjustments(2)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	$31.0	$(2.3)	$(1.0)	$34.3	$9.5	$(1.2)	$(0.2)	$10.9

Diluted earnings (loss) per share	$0.32	$(0.03)	$(0.01)	$0.36	$0.10	$(0.01)	$—	$0.11
Weighted-average shares outstanding	96.3	96.3	96.3	96.3	97.3	97.3	97.3	97.3

(1)
Represents non-recurring transaction fees, including banker’s fees, legal fees, consulting and travel, and transition costs, including consulting, audit fees and valuations services, associated with the acquisition of Jack Wolfskin completed in January 2019, as well as other non-recurring advisory fees.

(2)
Represents the amortization of intangible assets related to the Company's OGIO and TravisMathew acquisitions in January 2017 and August 2017, respectively, as well as the amortization of intangible assets and the cost impact associated with a change in valuation of inventory (inventory step-up) related to the Company's Jack Wolfskin acquisition in January 2019.

Operating Segment Results for the Three Months Ended September 30, 2019 and 2018
Golf Equipment
Golf Equipment sales increased $23.4 million to $210.5 million in the third quarter of 2019 compared to $187.1 million in the third quarter of 2018 due to a $25.6 million (18.0%) increase in golf club sales offset by a $2.2 million (4.9%) decrease in golf ball sales.
Net sales information for the Golf Equipment operating segment by product category is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2019	2018	Dollars	Percent
Net sales:
Golf Clubs	$168.0	$142.4	$25.6	18.0%
Golf Balls	42.5	44.7	(2.2)	(4.9)%
	$210.5	$187.1	$23.4	12.5%
The $25.6 million (18.0%) increase in net sales of golf clubs to $168.0 million for the quarter ended September 30, 2019, compared to $142.4 million in the comparable period in 2018, was primarily due to an increase in sales of irons and woods, partially offset by a decrease in sales of putters. The increase in sales of irons was due to the launch of the Epic Forged line of irons and MD5 Jaws wedges in the third quarter of 2019 with no comparable launch in the third quarter of 2018. Sales of woods increased due to the launch timing of region specific models in the third quarter of 2019, whereas in 2018 these models were launched earlier in the year. The decrease in sales of putters was primarily due to lower sales volumes of the Odyssey Works line of putters, which are in the third year of their product life cycle.
Net sales of golf balls decreased $2.2 million (4.9%) to $42.5 million for the quarter ended September 30, 2019 compared to $44.7 million in the comparable period in 2018 due to a decline in average selling prices primarily as result of a decrease in sales of the higher priced Truvis and Chrome Soft premium line of golf balls, combined with the launch of the ERC Triple Track and Supersoft golf balls in 2019 at lower average selling prices.

Apparel, Gear and Other
Apparel, Gear and Other sales increased $140.1 million to $215.7 million in the third quarter of 2019 compared to $75.6 million in the third quarter of 2018 due to a $112,6 million (410.9%) increase in apparel sales and a $27.5 million (57.1%) increase in gear, accessories and other sales.
Net sales information for the Apparel, Gear and Other operating segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth
	2019	2018	Dollars	Percent
Net sales:
Apparel	$140.0	$27.3	$112.7	412.8%
Gear, Accessories, & Other	75.7	48.3	27.4	56.7%
	$215.7	$75.6	$140.1	185.3%
Net sales of apparel increased $112.7 million (412.8%) to $140.0 million for the quarter ended September 30, 2019 compared to the same period of the prior year, primarily due to incremental sales of outdoor apparel, gear and accessories as a result of the Jack Wolfskin acquisition in January 2019, combined with the continued growth of the TravisMathew apparel business as a result of continued brand momentum combined with the opening of five new retail stores in the first nine months of 2019 and six new retail stores in 2018. This increase was partially offset by the negative impact of changes in foreign currency rates.
Net sales of gear, accessories and other increased $27.4 million (56.7%) to $75.7 million for the quarter ended September 30, 2019 compared to $48.3 million in the comparable period in 2018, primarily due incremental sales of Jack Wolfskin gear and accessories combined with an increase in sales of golf gloves. This increase was partially offset by the negative impact of changes in foreign currency rates.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2019	2018	Dollars	Percent
Income before income taxes:
Golf Equipment	$23.1	$17.0	$6.1	35.9%
Apparel, Gear and Other	34.9	8.0	26.9	336.3%
Reconciling items(1)	(24.8)	(13.9)	(10.9)	78.4%
	$33.2	$11.1	$22.1	199.1%

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The $10.9 million increase in reconciling items in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to incremental corporate general and administrative expenses due to the addition of the Jack Wolfskin business in 2019, in addition to incremental interest expense of $7.9 million due to the new Term Loan Facility to fund the purchase of Jack Wolfskin and $2.4 million, which was primarily related to incremental transition costs combined with the amortization of intangible assets related to the Jack Wolfskin acquisition.

Pre-tax income from the Golf Equipment operating segment increased $6.1 million (35.9%) to $23.1 million in the third quarter of 2019 from $17.0 million in the third quarter of 2018. This increase was primarily due to a $9.1 million increase in gross profit resulting from a $23.4 million increase in net sales as discussed above, combined with improved operating expense leverage as a percent of sales and the launch of higher margin irons products in the third quarter of 2019. Gross profit as a percentage of net sales ("gross margin") decreased 70 basis points period over period primarily due to higher than expected sales of lower margin second-year product combined with the negative impact of fluctuations in foreign currency rates.

Pre-tax income in the Company's Apparel, Gear and Other operating segment increased $26.9 million (336.3%) to $34.9 million in the third quarter of 2019 from $8.0 million in the third quarter of 2018. This increase was primarily due to a $67.0 million increase in gross profit, partially offset by an increase in operating expenses both due to the addition of the new Jack Wolfskin business acquired in January 2019. Gross margin increased 440 basis points period over period primarily from the addition of the Jack Wolfskin business combined with growing success of the TravisMathew apparel business.
Nine-Month Period Ended September 30, 2019 and 2018
Net sales for the nine months ended September 30, 2019 increased $326.9 million (30.8%) to $1,389.1 million compared to $1,062.2 million for the nine months ended September 30, 2018, primarily due to the Company's acquisition of the outdoor apparel, gear and accessories company, Jack Wolfskin, which added incremental sales of $275.2 million in the Apparel, Gear and Other operating segment. Excluding this acquisition, sales for this segment increased $23.4 million (8.9%) in the first nine months of 2019 compared to the same period in 2018, primarily due to the continued success of the TravisMathew apparel business. Net sales in the Golf Equipment operating segment increased $28.4 million (3.6%) due to the success of the Apex and Big Bertha line of irons launched in 2019, combined with the continued success of Rogue irons, as well as an overall increase in golf ball market share period over period. Net sales in the nine months ended September 30, 2019 would have been $30.1 million higher using average foreign exchange rates in affect in the first nine months of 2018.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Nine Months Ended September 30,		Growth
	2019	2018(1)	Dollars	Percent
Net sales:
Golf Equipment	$826.5	$798.1	$28.4	3.6%
Apparel, Gear and Other	562.6	264.1	298.5	113.0%
	$1,389.1	$1,062.2	$326.9	30.8%

(1)	The Company changed its operating segments as of January 1, 2019. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
For further discussion of each operating segment’s results, see below “Operating Segments Results for the Nine Months Ended September 30, 2019 and 2018.”
Net sales information by region is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth		Constant Currency Growth vs. 2018
	2019	2018(1)	Dollars	Percent	Percent
Net sales:
United States	$658.1	$610.8	$47.3	7.7%	7.7%
Europe	341.6	130.6	211.0	161.6%	177.6%
Japan	193.1	183.4	9.7	5.3%	4.9%
Rest of World	196.3	137.4	58.9	42.9%	50.2%
	$1,389.1	$1,062.2	$326.9	30.8%	33.6%

(1) In connection with the Company's assessment of its operating and reportable segments the Company also reassessed its reportable regions. As a result, starting on January 1, 2019, the Company began to report regional sales previously reported in rest of Asia and other foreign countries in rest of world. Accordingly, the prior period amounts have been reclassified to conform to current year presentation of regional sales.
Net sales in the United States increased $47.3 million (7.7%) to $658.1 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Net sales in regions outside of the United States increased $279.6 million (62.0%) to $731.0 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Fluctuations in foreign currencies had an unfavorable impact on international net sales of $30.1 million in the first nine months of 2019 relative to the same period in the prior year. The increase in net sales by region includes the following:

•	In the United States, the increase was primarily due to an increase in sales of golf equipment combined with an increase in apparel sales due to the continued growth of the TravisMathew business.

•
In Europe, the increase was primarily due to incremental apparel sales resulting from the Jack Wolfskin acquisition completed in January 2019, combined with an increase in sales of golf equipment, partially offset by the unfavorable impact of foreign currency fluctuations on sales.

•
The increase in Japan was primarily due to the success of region-specific irons models launched in the third quarter of 2019, combined with the success of the Apex line of irons launched earlier in 2019.

•
The increase in Rest of World was primarily driven by incremental apparel sales in China resulting from the Jack Wolfskin acquisition completed in January 2019, partially offset by the unfavorable impact of foreign currency fluctuations on sales.

Gross profit increased $128.2 million (25.2%) to $636.6 million for the nine months ended September 30, 2019 compared to $508.4 million in the same period of 2018 primarily due to the addition of the Jack Wolfskin business in 2019. Gross margin decreased 210 basis points to 45.8% in the first nine months of 2019 compared to the same period in 2018. This decrease was primarily due to amortization charges of $10.7 million related to a fair value adjustment to Jack Wolfskin's inventory recorded as part of the Company's purchase price allocation, which resulted in a negative impact to gross margin of 80 basis points. The remaining 130 decrease in margin basis points was due to a shift in current year product mix to sales of more premium products, which generally have lower margins due to more advanced technology, combined with the negative impact of unfavorable changes in foreign currency rates. These decreases were partially offset by sales growth from the Company's TravisMathew business, which is accretive to gross margin. For further discussion of gross margin, see above "Results of Operations—Overview of Business and Seasonality—Cost of Sales" and see below "Operating Segments Results for the Nine Months Ended September 30, 2019 and 2018—Segment Profitability."
Selling expenses increased by $99.6 million to $334.4 million (24.1% of net sales) during the nine months ended September 30, 2019 compared to $234.8 million (22.1% of net sales) in the comparable period of 2018. This increase reflects $84.1 million of incremental costs resulting from the addition of the Jack Wolfskin business. The remaining increase was due to increased investments in the business to sustain the Company's growth, including investments in marketing and tour.
General and administrative expenses increased by $35.7 million to $108.7 million (7.8% of net sales) during the nine months ended September 30, 2019 compared to $73.0 million (6.9% of net sales) in the comparable period of 2018. This increase was primarily due to $22.2 million of incremental costs resulting from the addition of the Jack Wolfskin business, combined with an increase of $9.8 million in transaction costs related to the Jack Wolfskin acquisition and incremental transition costs and expense from the amortization of intangible assets.
Research and development expenses increased by $8.6 million to $38.2 million (2.7% of net sales) during the nine months ended September 30, 2019 compared to $29.6 million (2.8% of net sales) in the comparable period of 2018. This increase was primarily due to $7.0 million of incremental costs resulting from the addition of the Jack Wolfskin business.
Interest expense increased $25.5 million to $30.2 million during the nine months ended September 30, 2019 compared to $4.7 million in the comparable period of 2018, primarily due to an increase in interest paid on the Company's long-term debt, including $24.4 million related to the Term Loan Facility the Company entered into in connection with the Jack Wolfskin acquisition (see Note 5 “Financing Arrangements” and Note 4 "Business Combinations" to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q).
Other income, net decreased to $1.5 million during the nine months ended September 30, 2019 compared to $2.4 million in the comparable period of 2018 due to a decline in net foreign currency gains from non-designated foreign currency hedging contracts.
The Company’s provision for income taxes decreased $16.9 million to $18.9 million for the nine months ended September 30, 2019, compared to $35.8 million in the comparable period of 2018, primarily due to the decline in pre-tax income. As a percent of pre-tax income, the Company's effective tax rate in the first nine months of 2019 declined to 14.8% compared to 21.2% in the comparable period of 2018 primarily due to a shift in the mix of foreign earnings relative to the prior year and changes in estimates related to U.S. income tax. For further discussion see Note 12 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Net income for the nine months ended September 30, 2019 decreased $24.6 million to $108.6 million compared to $133.2 million in the comparable period of 2018. Diluted earnings per share decreased $0.24 to $1.13 in the first nine months of 2019 compared to $1.37 in the same period in 2018. On a non-GAAP basis, excluding after-tax acquisition related costs as well as certain hedging losses associated with the purchase price of Jack Wolfskin, and excluding after-tax purchase accounting amortization expenses related to the Jack Wolfskin, TravisMathew and OGIO acquisitions, the Company's net income and diluted earnings per share for the nine months ended September 30, 2019 would have been $129.8 million and $1.35 per share, respectively, compared to $135.0 million and $1.39 per share for the comparative period in 2018. The decreased non-GAAP earnings in 2019 is primarily due to a $25.5 million increase in interest expense as a result of the new Term Loan Facility to fund the purchase of Jack Wolfskin, partially offset by the new Jack Wolfskin business combined with growth in the TravisMathew business, in addition to a lower tax rate.
The table below presents a reconciliation of the Company's as-reported results for the nine months ended September 30, 2019 and 2018 to the Company's non-GAAP results reported above for the same periods (in millions, except per share information).

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	GAAP	Acquisition and Transition Expenses(1)	Non-Cash Purchase Accounting Adjustments(2)	Non-GAAP	GAAP	Acquisition and Transition Expenses(1)	Non-Cash Purchase Accounting Adjustments(2)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	$108.6	$(10.2)	$(11.0)	$129.8	$133.2	$(1.2)	$(0.6)	$135.0

Diluted earnings (loss) per share	$1.13	$(0.11)	$(0.11)	$1.35	$1.37	$(0.01)	$(0.01)	$1.39
Weighted-average shares outstanding	96.2	96.2	96.2	96.2	97.1	97.1	97.1	97.1

(1)
Represents non-recurring transaction fees, including banker’s fees, legal fees, consulting and travel, and transition costs, including consulting, audit fees and valuations services, associated with the acquisition of Jack Wolfskin completed in January 2019, as well as other non-recurring advisory fees.

(2)
Represents the amortization of intangible assets related to the Company's OGIO and TravisMathew acquisitions in January 2017 and August 2017, respectively, as well as the amortization of intangible assets and the cost impact associated with a change in valuation of inventory (inventory step-up) related to the Company's Jack Wolfskin acquisition in January 2019.

Operating Segment Results for the Nine Months Ended September 30, 2019 and 2018
Golf Equipment
Golf equipment sales increased $28.4 million (3.6%) to $826.5 million for the nine-months ended September 30, 2019 compared to $798.1 million for the same period in 2018 as a result of increases of $21.0 million (3.3%) in golf club sales and $7.4 million (4.5%) in golf ball sales.
Net sales information for the Golf Equipment operating segment by product category is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth
	2019	2018	Dollars	Percent
Net sales:
Golf Clubs	$653.6	$632.6	$21.0	3.3%
Golf Balls	172.9	165.5	7.4	4.5%
	$826.5	$798.1	$28.4	3.6%
Net sales of golf clubs increased $21.0 million (3.3%) to $653.6 million for the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to increases in sales of irons, wedges and putters, partially offset by a decline in sales of fairway woods. Net sales of irons and wedges increased due to the successful launch of the Apex, Big Bertha and Epic Forged premium lines of irons and MD5 Jaws wedges during 2019, combined with the continued success of the prior year Rogue line of irons and MD4 wedges. The increase in putter sales was due to the current year launch of the Stroke Lab putter in the first quarter of 2019 with no comparable models launched in the first nine months of 2018, combined with the continued success of the prior year Odyssey Works and EXO putters in 2019. Net sales of fairway woods declined due to the wide success of the Rogue line of fairway woods in 2018, which was a larger core product launch targeted toward a larger segment of the market compared to the premium Epic Flash line of fairway woods launched in 2019. Net sales of golf clubs were negatively impacted by $9.3 million of unfavorable foreign currency fluctuations period over period.
Net sales of golf balls increased $7.4 million (4.5%) to $172.9 million for the nine months ended September 30, 2019 compared to the same period in the prior year due to the successful launch of the new ERC and Chrome Soft Triple Track and Supersoft lines of golf balls in the first nine months of 2019, combined with the continued success of the 2018 Truvis and Chrome Soft golf balls, which resulted in an overall increase in market share period over period. Net sales of golf balls were negatively impacted by $2.4 million of unfavorable foreign currency fluctuations period over period.
Apparel, Gear and Other
Apparel, Gear and Other sales increased $298.5 million to $562.6 million in the nine months ended September 30, 2019 compared to $264.1 in the nine months ended September 30, 2018 due to a $221.8 million (262.5%) increase in apparel sales and a $76.7 million (42.7%) increase in gear, accessories and other sales.
Net sales information for the Apparel, Gear and Other segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth
	2019	2018	Dollars	Percent
Net sales:
Apparel	$309.4	$84.5	$224.9	266.2%
Gear, Accessories, & Other	253.2	179.6	73.6	41.0%
	$562.6	$264.1	$298.5	113.0%
Net sales of apparel increased $224.9 million (266.2%) to $309.4 million for the nine months ended September 30, 2019 compared to the same period of the prior year, primarily due to incremental sales of outdoor apparel, gear and accessories as a result of the acquisition of Jack Wolfskin in January 2019, combined with the continued success of the TravisMathew apparel business. This increase resulted from brand momentum combined with the opening of five new retail stores in the first nine months of 2019 and six new retail stores in 2018. Net sales of apparel were negatively impacted by $14.5 million of unfavorable foreign currency fluctuations period over period.
Net sales of gear, accessories and other increased $73.6 million (41.0%) to $253.2 million for the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to the addition of Jack Wolfskin, combined with an increase in sales of golf gloves. Net sales of gear, accessories and other were negatively impacted by $3.8 million of unfavorable foreign currency fluctuations period over period.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth/(Decline)
	2019	2018	Dollars	Percent
Income before income taxes:
Golf Equipment	$148.8	$158.5	$(9.7)	(6.1)%
Apparel, Gear and Other	68.9	51.5	17.4	33.8%
Reconciling items(1)	(90.4)	(40.8)	(49.6)	121.6%
	$127.3	$169.2	$(41.9)	(24.8)%

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The $49.6 million increase in reconciling items in the first nine months of 2019 compared to the same period in 2018 includes incremental corporate general and administrative expenses associated with the addition of the Jack Wolfskin business in January 2019, as well as $25.3 million, which was primarily related to transaction and transition costs in connection with the Jack Wolfskin acquisition, and the amortization of intangible assets associated with the acquisition of Jack Wolfskin. Reconciling items also include incremental interest expense of $24.4 million due to the new Term Loan Facility to fund the purchase of Jack Wolfskin. For information on the acquisition of Jack Wolfskin and the Company's credit facilities and long-term debt obligations see Note 4 "Business Combinations" and Note 5 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.

Pre-tax income from the Golf Equipment operating segment decreased to $148.8 million for the nine months ended September 30, 2019 from $158.5 million in the comparable period in the prior year primarily due to a $7.8 million increase in operating expenses in addition to a $1.9 million decrease in gross profit and a 190 basis point decrease in gross margin. The decrease in gross margin was due to a shift in product mix to sales of premium products, which generally have lower margins due to the higher cost of more advanced technology, combined with the negative impact of unfavorable changes in foreign currency rates. The increase in operating expenses was primarily due to increased variable expenses associated with the increase in net sales period over period, combined with an increase in marketing expenses.
Pre-tax income from the Apparel, Gear and Other operating segment increased to $68.9 million for the nine months ended September 30, 2019 from $51.5 million for the comparable period in the prior year. This increase was due to a $140.8 million increase in gross profit and a 90 basis point increase in gross margin, offset by an increase of $123.5 million in operating expenses primarily due to the addition of the Jack Wolfskin business in January 2019. The increase in gross margin was primarily due to continued success of the TravisMathew apparel business, partially offset by the negative impact of unfavorable changes in foreign currency rates.
Financial Condition
The Company’s cash and cash equivalents increased $24.2 million to $88.2 million at September 30, 2019 from $64.0 million at December 31, 2018. The increase in cash in the first nine months of 2019 reflects the combined cash positions of the Company and Jack Wolfskin, which the Company purchased in January 2019 for $463.1 million (net of acquired cash). In order to fund the acquisition, including acquisition costs, the Company used proceeds from its credit facilities and entered into a Term Loan Facility for $480.0 million. Cash provided by operating activities decreased to $63.9 million in the first nine months of 2019 compared to $120.9 million in the first nine months of 2018 primarily due to a decline in net income period over period combined with the fall/winter seasonality of the Jack Wolfskin business and the timing of product launches in the third quarter of 2019. In addition to the purchase of Jack Wolfskin, during the first nine months of 2019, the Company used its cash and cash equivalents combined with borrowings from its credit facilities to fund its operations and capital expenditures of $36.8 million primarily for its golf ball operations, repay its long-term debt, as well as repurchase shares of its common stock for $27.5 million. In addition, during the third quarter of 2019, the Company funded the acquisition of the apparel joint venture in Japan for $18.5 million. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its current and future credit facilities, as deemed necessary. See Note 5 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-Q for further information on the Company's credit facilities and the Term Loan Facility.
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. Account receivable is also impacted by the timing of new product launches as well as the success of new products. With respect to the Company’s Golf Equipment business, the accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. Historically, the Company's accounts receivable with respect to its Apparel, Gear and Other operating segment generally aligned with the seasonality of the golf season. As a result of the Jack Wolfskin acquisition in January 2019, the Company anticipates its accounts receivable relating to this business to be higher during the second half of the year due to the seasonal nature of the business, as many of the Jack Wolfskin products are geared toward the fall/winter season. As of September 30, 2019, the Company’s net accounts receivable increased to $223.4 million from $71.4 million as of December 31, 2018. This increase reflects the timing of golf products launched during the third quarter of 2019 combined with the addition of $64.1 million in net accounts receivable related to Jack Wolfskin as of September 30, 2019 and the seasonality of this business. The Company’s net accounts receivable as of September 30, 2019 increased by $93.4 million compared to the Company’s net accounts receivable as of September 30, 2018 primarily due to an increase of $163.6 million (62.3%) in net sales period over period largely due to the acquisition of Jack Wolfskin in January 2019, combined with the impact golf products launched in the third quarter of 2019 with no comparable launch in the third quarter of 2018.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company's Golf Equipment business, the buildup of inventory levels generally begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Historically, inventory levels with respect to the Company's Apparel, Gear and Other operating segment generally aligned with the seasonality of the golf season. As a result of the Jack Wolfskin acquisition in January 2019, the Company anticipates the buildup of outdoor apparel inventory to start in the second quarter and continue into the third and fourth quarters due to the seasonal nature of this business, as many of the Jack Wolfskin products are geared toward the fall/winter season. The Company’s inventory increased to $340.3 million as of September 30, 2019 compared to $338.1 million as of December 31, 2018. This increase primarily reflects the addition of inventory from the Jack Wolfskin acquisition as well as the seasonality of this business, partially offset by a decrease in inventory levels in Golf Equipment due to the general seasonality of the golf business. The Company’s inventory as of September 30, 2019 increased by $102.8 million compared to the Company's inventory as of September 30, 2018 primarily due to incremental inventory as a result of the Jack Wolfskin acquisition.
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
As of September 30, 2019, approximately 93% of the Company’s total cash was held in regions outside of the United States. Due to changes enacted by the Tax Act in December 2017, incremental U.S. federal income tax is no longer a consideration if the Company were to repatriate cash to the United States outside of settling intercompany balances. However, if the Company were to repatriate such cash, it may need to pay incremental foreign withholding taxes. In 2018, the Company repatriated cash from its Canadian subsidiary and remitted the Canadian withholding tax. As such, the Company no longer considers the future earnings of its Canadian subsidiary to be indefinitely reinvested. At this time the Company does not intend to repatriate additional funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with its domestic debt service requirements. Therefore, except for the future earnings of the Company's foreign subsidiary in Canada, the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested and, accordingly, no incremental withholding taxes have been provided thereon. With respect to the Jack Wolfskin acquisition, the Company is still assessing its permanent reinvestment assertion as of September 30, 2019.

Other Significant Cash and Contractual Obligations
The table set forth below summarizes certain significant cash obligations as of September 30, 2019 that could affect the Company’s future liquidity.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Term Loan Facility(1)	$447.6	$1.2	$9.6	$9.6	$427.2
Interest on term loan facility	192.0	31.3	62.3	61.0	37.4
Equipment notes(2)	20.9	4.8	10.1	6.0	—
Interest on equipment notes	1.6	0.7	0.7	0.2	—
ABL Facility	62.6	62.6	—	—	—
Japan ABL Facility	48.1	48.1	—	—	—
Finance leases, including imputed interest(3)	1.3	0.1	0.8	0.4	—
Operating leases, including imputed interest(4)	208.2	9.4	57.8	42.5	98.5
Unconditional purchase obligations(5)	86.9	44.8	35.9	6.2	—
Uncertain tax contingencies(6)	4.2	0.1	0.1	0.7	3.3
Total	$1,073.4	$203.1	$177.3	$126.6	$566.4

(1)
In January 2019, to fund the purchase price of the Jack Wolfskin acquisition, the Company entered into a Credit Agreement which provides for a Term Loan B facility in an aggregate principal of $480.0 million, which was issued less $9.6 million in original issue discount and other transaction fees. As of September 30, 2019, the Company had $447.6 million outstanding under the Term Loan Facility, which is offset by unamortized debt issuance costs of $16.2 million. For further discussion, see Note 5 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(2)
In December 2017, the Company entered into the 2017 Equipment Note secured by certain equipment at the Company's golf ball manufacturing facility. In August 2019, the Company entered into the 2019 Equipment Note, and as of September 30, 2019, the Company had a combined $20.9 million outstanding under these notes. For further discussion, see Note 5 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(3)
Amounts represent future minimum payments under financing leases. At September 30, 2019, finance lease liabilities of $0.6 million and $0.6 million were reordered in accounts payable and accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated condensed balance sheets. For further discussion, see Note 2 "Leases" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(4)
The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases. At September 30, 2019, short-term and long-term operating lease liabilities of $25.1 million and $133.2 million, respectively, were recorded in the accompanying consolidated condensed balance sheets. For further discussion, see Note 2 "Leases" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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

(6)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of September 30, 2019. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 12 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company has also issued guarantees in the form of a standby letter of credit in the amount of $1.0 million primarily as security for contingent liabilities under certain workers’ compensation insurance policies.
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three and nine months ended September 30, 2019 was not material to the Company’s financial position, results of operations or cash flows.
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
Capital Expenditures
The Company does not currently have any material commitments for capital expenditures. The Company expects to have capital expenditures in the range of approximately $50.0 million to $55.0 million for the year ending December 31, 2019.
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
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2019 through its foreign currency forward contracts.
The estimated maximum one-day loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, is $10.7 million at September 30, 2019. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 5 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. The Company's long-term borrowing commitments are subject to interest rate fluctuations, which could be material to the Company's cash flows and results of operations. In order to mitigate this risk, the Company enters into interest rate hedges as part of its interest rate risk management strategy. Information about the Company's interest rate hedges is provided in Note 16 "Derivatives and Hedging" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on the Company's cash flows and result of operations, the Company performed a sensitivity analysis as part of its risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $2.9 million over the 12-month period ending on September 30, 2019.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2019, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting. In January 2019, the Company completed the acquisition of Wolfskin. See Note 4 “Business Combinations” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q. The Company is in the process of integrating the Jack Wolfskin business and evaluating its internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be revised. Except for the addition of the Jack Wolfskin business, during the quarter ended September 30, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In May 2018, the Company's Board of Directors authorized a $50.0 million share repurchase program (the "2018 Repurchase Program") under which the Company was authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. Through July 2019, the Company repurchased a total of $27.7 million of its common stock under this program. In the third quarter, the 2018 Repurchase Program was canceled by the Board of Directors and replaced by a newly authorized $100.0 million share repurchase program (the "2019 Repurchase Program"), under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company's assessment of market conditions and buying opportunities. Repurchases under both the 2018 Repurchase Program and 2019 Repurchase Program are made consistent with the terms of the Company's ABL Facility and long-term debt, which limits the amount of stock that can be repurchased. The 2019 Repurchase Program will remain in effect until completed or until terminated by the Board of Directors.
The following table summarizes the purchases by the Company during the third quarter of 2019 under the 2019 Repurchase Program for shares the Company withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended September 30, 2019
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
	(in thousands, except per share data)
July 1, 2019-July 31, 2019	—	$—	—	$22,325
August 1, 2019-August 31, 2019	6	$17.32	6	$99,889	(1)
September 1, 2019-September 30, 2019	—	$—	—	$99,889
Total	6	$17.32	6	$99,889

(1)	In August 2019, the Company canceled the remaining $22.3 million authorized under the 2018 Repurchase Program and implemented the new $100.0 million 2019 Repurchase Program as noted above.
Item 3.    Defaults upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
None.

Item 6.    Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

3.2	Sixth Amended and Restated Bylaws, as amended and restated as of August 6, 2019. †

10.1
Release of Claims - General Release between Callaway Golf Company and Richard H. Arnett, incorporated herein by this reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, as filed with the Commission on September 6, 2019 (file no. 1-10962).

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian P. Lynch pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Oliver G. Brewer III and Brian P. Lynch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.2	XBRL Taxonomy Extension Schema Document †

101.3	XBRL Taxonomy Extension Calculation Linkbase Document †

101.4	XBRL Taxonomy Extension Definition Linkbase Document †

101.5	XBRL Taxonomy Extension Label Linkbase Document †

101.6	XBRL Taxonomy Extension Presentation Linkbase Document †

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(†) Included with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ Jennifer Thomas
Jennifer Thomas
Vice President and Chief Accounting Officer
Date: November 6, 2019