Form 10-K
period 2019-12-31
CALLAWAY GOLF CO
filed 2020-03-02
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Securities registered pursuant to Section 12(g) of the Act: None.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2019, the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was $1,591,446,868 based on the closing sales price of the registrant’s common stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and shares held in treasury, without conceding that any of the excluded parties are “affiliates” of the registrant for purposes of the federal securities laws.
As of January 31, 2020, the number of shares outstanding of the registrant’s common stock, $.01 par value, was 94,217,773.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC" or “Commission”) pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Shareholders, which is scheduled to be held on May 12, 2020. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2019.

1

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results, performance, prospects or growth and scale opportunities including, but not limited to, statements relating to future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, market conditions, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the integration of the JW Stargazer Holding GmbH ("Jack Wolfskin") acquisition, the related financial impact of the future business and prospects of the Company, TravisMathew, LLC ("TravisMathew"), OGIO International, Inc. ("OGIO") and Jack Wolfskin, and the impact of the 2017 Tax Cuts and Jobs Act (the "Tax Act"), which includes a broad range of provisions that could have a material impact on the Company's tax provision in future periods. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:

•	certain risks and uncertainties, including changes in capital market or economic conditions;

•	a material impact on the Company's tax provision as a result of the Tax Act;

•	consumer acceptance of and demand for the Company’s products;

•	future retailer purchasing activity, which can be significantly affected by adverse industry conditions and overall retail inventory levels;

•	any unfavorable changes in U.S. trade, tax or other policies, including restrictions on imports or an increase in import tariffs;

•	the level of promotional activity in the marketplace;

•	future consumer discretionary purchasing activity, which can be significantly adversely affected by unfavorable economic or market conditions;

•	future changes in foreign currency exchange rates and the degree of effectiveness of the Company’s hedging programs;

•	the ability of the Company to manage international business risks;

•	the impact of the expanding coronavirus (COVID-19) outbreak on the global economy, consumer demand and supply chain;

•	the Company's ability to recognize operational synergies and scale opportunities across its supply chain and global business platform;

•	the costs and disruption associated with activist investors;

•	significant developments stemming from the U.K.’s withdrawal from the European Union, which could have a material adverse effect on the Company;

•	adverse changes in the credit markets or continued compliance with the terms of the Company’s credit facilities;

•	the Company's ability to monetize its investments;

•	the Company's ability to successfully integrate, operate and expand the retail stores of the acquired TravisMathew and Jack Wolfskin businesses;

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

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of the Company: Alpha Convoy, Apex, Apex Tour, APW, Aqua Dry, Arm Lock, Backstryke, Big Bertha, Big T, Bird of Prey, Black Series, Bounty Hunter, C Grind, Callaway, Callaway Capital, Callaway Golf, Callaway Media Productions, Callaway Super Hybrid, Callaway X, Capital, Chev, Chev 18, Chevron Device, Chrome Soft, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, D.A.R.T., Dawn Patrol, Demonstrably Superior And Pleasingly Different, Divine, Double Wide, Eagle, Engage, Epic, Epic Flash, ERC, ERC Soft, Exo, Cage, Fast Tech Mantle, Flash Face Technology, FT Optiforce, FT Performance, FT Tour, Fusion, Fusion Zero, GBB, GBB Epic, Gems, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Grom, Groove, In, Groove Technology, Heavenwood, Hersatility, Hex Aerodynamics, Hex Chrome, HX, Hyper Dry, Hyper-Lite, Hyper Speed Face, Innovate or Die, Ion-X, Jack Wolfskin, Jailbird, Jailbreak, Kings of Distance, Legacy, Life On Tour,  Longer From Everywhere, Luxe, Mack Daddy, Magna, Majestic, MarXman, Mavrik, MD3 Milled, MD4 Tactical, MD5, MD 5 Jaws, Metal-X, Microhinge Face Insert, Microhinge Star, Nanuk, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Works, Ogio, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO ME, OGIO MY EXPRESSION, OGIO RENEGADE, OGIO SAVAGE, OGIO SHADOW, Opti Flex, Opti Grip, Opti Shield, Opti Therm, OptiFit, Opti Vent, ORG 14, ORG 15, Paw Print, PRESTIGE 7, ProType, ∙R∙, Red Ball, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shredder, Silencer, SLED, SoftFast, Solaire, Speed Regime, Speed Step, Steelhead XR, Steelhead, Strata, Stroke Lab, Stronomic, Sub Zero, Superhot, Supersoft, SureOut, TM, Tank, Tank Cruiser, Tech Series, Teron, Texapore, TMCA, Toe Up, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, TravisMathew TM logo, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Uptown, Versa, VFT, W Grind, Warbird, Weather Series, Wedgeducation, White Hot, White Hot Tour, White Ice, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, X-ACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball.

CALLAWAY GOLF COMPANY

PART I
Item 1.    Business Overview
Callaway Golf Company (the “Company” or “Callaway Golf”) was incorporated in California in 1982 with the main purpose of designing, manufacturing and selling high quality golf clubs. The Company became a publicly traded corporation in 1992, and in 1999, reincorporated in the State of Delaware. The Company has evolved over time from a manufacturer of golf clubs to a leading manufacturer and distributor of a full line of premium golf equipment and accessories. More recently, in an effort to diversify and explore new growth opportunities, the Company expanded its soft goods business to include lifestyle product lines that are complementary to golf. Starting in 2017, the Company began its expansion by completing the acquisitions of OGIO International, Inc. ("OGIO"), a leading manufacturer and distributor of premium storage gear for sport and personal use, and TravisMathew, LLC ("TravisMathew"), a leading designer and distributor of premium golf and lifestyle apparel, gear and accessories. In January 2019, the Company completed the acquisition of JW Stargazer Holding GmbH, the owner of the international, premium outdoor apparel, footwear and equipment brand, Jack Wolfskin ("Jack Wolfskin"). This acquisition further enhanced the Company's lifestyle category and provides a platform for future growth in the active outdoor and urban outdoor categories. With these recent acquisitions, the Company is transforming the way it views its business as it carries out its plans to invest strategically in areas complementary to golf, with a focus on establishing synergies and realizing efficiencies for the benefit of all of the Company's brands.
In 2019, as a result of the Company's changes to its global business platform, the Company changed it's operating segments from Golf Clubs, Golf Balls and Gear, Accessories and Other to Golf Equipment and Apparel, Gear and Other. In addition, the Company modified its reportable geographical areas by combining Rest of Asia and Other Foreign Countries into Rest of World. The Company's operating segments are comprised of the following brands and product lines:
Golf Equipment includes Callaway branded golf clubs and Odyssey branded putters, including non-Callaway branded pre-owned golf clubs, and Callaway and Strata branded golf balls.
Apparel, Gear and Other includes Callaway branded golf apparel, gear and accessories, Odyssey branded golf accessories, OGIO branded gear for sport and personal use, TravisMathew branded golf and lifestyle apparel and accessories, Cuater by TravisMathew branded footwear and accessories, and Jack Wolfskin outdoor apparel, footwear and equipment.
Accordingly, as of January 1, 2019 and for the twelve months ended December 31, 2019, the Company's results of operations will be discussed in terms of its new operating segments and revised reportable geographical areas. The comparative periods in 2018 and 2017 were revised to conform with this new presentation. Information regarding the Company’s segments and geographic areas in which the Company operates is further discussed below and is contained in Note 19 in the Notes to the Company’s Consolidated Financial Statements for the years ended December 31, 2019, 2018 and 2017, and in Item 8—“Financial Statements and Supplementary Data.”
Products
Golf Equipment
The Company designs, manufactures and sells a full line of high quality golf equipment, which is comprised of the golf clubs and golf balls product groups. The Company designs its golf products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company designs its golf products for golfers of all skill levels, both amateur and professional, and are generally designed to conform to the Rules of Golf as published by the United States Golf Association ("USGA") and the ruling authority known as The R&A.
Golf clubs include woods (drivers, fairway woods and hybrids) and irons (irons, wedges and packaged sets) sold under the Callaway brand, and putters sold under the Odyssey brand, including Toulon Design by Odyssey. This product group also includes Callaway and non-Callaway pre-owned golf clubs. The Company’s golf clubs compete at various price levels within the golf clubs product group. Golf clubs accommodate the preferences and skill levels of all golfers. Golf clubs are generally made of steel, titanium alloys, carbon fiber and various thermoplastic and thermoset materials.
Golf balls are sold under the Callaway Golf and Strata brands and compete at various price levels within the golf balls product group. The Company’s golf balls are generally either a 2-piece golf ball (consisting of a core and cover) or a multilayer golf ball (consisting of two or more components in addition to the cover). The Company’s golf ball products include covers that incorporate a traditional dimple pattern as well as covers that incorporate innovative designs, including the Company’s proprietary HEX Aerodynamics (i.e., a lattice of tubes that form hexagons and pentagons), Hybrid Cover, Triple Track Technology and Truvis patterns. Golf balls are generally made of synthetic rubber and zinc salts.
Apparel, Gear and Other
The Company designs, develops and sells high quality soft goods products under the Callaway, OGIO, TravisMathew and Jack Wolfskin brands.
Callaway soft goods products include golf apparel and footwear, and a full range of golf accessories, including golf bags, golf gloves, headwear and practice aids. Callaway golf apparel, which is sold directly in Asia and through a license arrangement in the United States and Europe, includes tops, bottoms and outerwear made of high quality fabrics designed for style, comfort and performance including fabrics that stretch for a full range of motion, wick away moisture, are weatherproof and provide sun protection.
TravisMathew soft goods products include TravisMathew golf and lifestyle apparel, hats, luggage and accessories, and Cuater by TravisMathew footwear, belts, hats, socks and underwear. The TravisMathew apparel line is made from cutting edge fabrics of superior performance which incorporate blends of both natural and synthetic fibers that are light, breathable and have minimal wrinkling and shrinkage. Cuater by TravisMathew is a premium performance brand focused on creating versatile, comfortable footwear and accessories. The Cuater footwear and accessories line is made from quality and innovative fabrics using leather, canvas and synthetic fabrics that are comfortable and durable.
The OGIO product line offers a full line of storage gear for sport and personal use including backpacks, travel bags, duffel bags, golf bags, and storage gear accessories, in addition to a line of outerwear, headwear and accessories. OGIO storage gear offers innovative organization features, durable waterproof construction, and ergonomic and aerodynamic designs. The OGIO storage product line incorporate a combination of polyester and nylon fabrics, recycled plastics, and single shot molded materials on certain models.
Jack Wolfskin soft goods products include a full line of functional outdoor apparel including jackets, trousers and tops, in addition to footwear and outdoor equipment, including packs and bags, travel bags, tents, sleeping bags and accessories. Jack Wolfskin outdoor apparel is geared for a variety of outdoor sports including trekking and hiking, cycling, mountain sports, backpacking, and winter sports as well as for leisure. Jack Wolfskin outdoor apparel includes softshell jackets, fleece jackets, windbreakers, down jackets, functional jackets and rain jackets, which are made of high quality textiles, as well as 3-in-1 double jackets and both lined and unlined jackets that are made of waterproof, windproof and breathable fabrics.
The following table sets forth the contribution to net sales attributable to the Company's principal product groups for the periods indicated:

	Years Ended December 31,
	2019		2018		2017
	(Dollars in millions)
Golf Clubs	$768.3	45.2%	$717.3	57.7%	$643.1	61.3%
Golf Balls	210.9	12.4%	195.7	15.7%	162.5	15.5%
Golf Equipment	979.2	57.6%	912.9	73.5%	805.6	76.8%

Apparel	410.7	24.1%	112.2	9.0%	61.1	5.8%
Gear, Accessories & Other	311.2	18.3%	217.7	17.5%	182.0	17.4%
Apparel, Gear & Other	721.9	42.4%	329.9	26.5%	243.1	23.2%

Net sales	$1,701.1	100.0%	$1,242.8	100.0%	$1,048.7	100.0%
For a detailed discussion regarding the changes in net sales for each product group from 2019 to 2018 and from 2018 to 2017, see below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” contained in Item 7.
Product Design and Development
Product design at the Company for all of its brands is a result of the integrated efforts of its brand management, research and development, manufacturing and sales departments, all of which work together to generate new ideas for the Company's golf equipment and apparel and soft goods lines. The Company believes it has created a work environment in which new ideas are valued and explored. In 2019, 2018 and 2017, the Company invested $50.6 million, $40.8 million and $36.6 million, respectively, in research and development. The Company intends to continue to invest substantial amounts in its research and development activities in connection with its development of new golf products and soft goods lines.
The Company designs its golf equipment products to be technologically advanced and has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional. The Company has the ability to create and modify product designs by using computer aided design (“CAD”) software, finite element analysis (”FEA”) software and structural optimization techniques employing Artificial Intelligence methods. Further, the Company utilizes a variety of testing equipment and computer software, including golf robots, launch monitors, a proprietary virtual test center, a proprietary performance analysis system, an indoor test range and other methods to develop and test its golf equipment products. Through the use of these technologies, the Company has been able to innovate and enhance product performance at the same time accelerating the design, development and testing of new golf clubs and golf balls.
The Company's soft goods under the Callaway, OGIO, TravisMathew and Jack Wolfskin brands are designed and developed internally. Design specifications are sent to contract manufacturers who source the raw materials and build the products according to the Company's brands' specifications.
For certain risks associated with product design and development, see below, “Risk Factors” contained in Item 1A.
Manufacturing and Distribution
The Company has its primary golf club assembly facility in Monterrey, Mexico, and maintains limited golf club assembly in its facilities in Carlsbad, California and Roanoke, Texas. The Company's golf clubs are also assembled in Tokyo, Japan, Swindon, England, Melbourne, Australia and other local markets based on regional demand for custom clubs. In addition, the Company utilizes golf club contract manufacturers in China and Vietnam. In 2019, 2018 and 2017, most of the Company’s golf club assembly volume was made in regions outside of the United States. Overall, the golf club assembly process is fairly labor intensive, requires extensive global supply chain coordination and utilizes raw materials that are obtained from suppliers both internationally and within the United States.
The Company has a golf ball manufacturing facility in Chicopee, Massachusetts, and also utilizes golf ball contract manufacturers in Taiwan and China. In each of 2019, 2018 and 2017, approximately 60% of the golf ball unit volume was manufactured in regions outside of the United States. The overall golf ball manufacturing process utilizes raw materials that are obtained from suppliers both internationally and within the United States.
The Company utilizes third-party contract manufacturers for its Callaway, OGIO, TravisMathew and Jack Wolfskin soft goods products located in various countries, including Vietnam, Indonesia, China, Thailand, Bangladesh, the Philippines, and Peru.
The Company has its primary distribution center in Roanoke, Texas for the distribution of goods in North America, in addition to distribution centers in Huntington Beach, California, Toronto, Canada, Swindon, England, Melbourne, Australia and Hamburg, Germany, and third-party logistical operations in Evansville, Indiana, Tokyo, Japan, Shanghai, China, and Seoul, Korea to support the distribution needs of markets they serve.
For certain risks associated with manufacturing and distribution, see “Risk Factors” contained in Item 1A.
Sales and Marketing
The Company sells its golf equipment and soft goods products in the United States and internationally in over 100 countries world-wide, directly and through its wholly-owned subsidiaries, to wholesale customers and directly to consumers through its retail locations and on-line through its websites. The Company also sells certified pre-owned golf clubs directly to consumers or through certain authorized retailers. In addition, the Company licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on certain golf related apparel and accessories.

Of the Company’s total net sales, approximately 46%, 57% and 54% were derived from sales to customers within the United States in 2019, 2018 and 2017, respectively, and approximately 54%, 43% and 46% were derived from sales for distribution outside of the United States in 2019, 2018 and 2017, respectively. The increase in the Company's international business in 2019 was primarily due to the Jack Wolfskin acquisition completed in January 2019. Jack Wolfskin conducts its business predominantly in Europe and China.
The majority of the Company’s international sales are made through its wholly-owned subsidiaries located in primarily in Europe, Japan, China, Korea, Canada and Australia. In addition to sales through its subsidiaries, the Company also sells through its network of distributors in over 60 foreign countries, including Singapore, Malaysia, the Philippines, South Africa, and in numerous countries in Central and South America. Sales to distributors outside of the United States generally reflect an export pricing discount to compensate international distributors for selling and distribution costs.
Sales of the Company’s products in the United States and internationally are made and supported through its vast network of field representatives and in-house sales and customer service representatives who work together to initiate and maintain relationships with customers through frequent telephone calls and in-person visits.
For its golf equipment business, the Company also has a separate team of club fitting specialists who focus on the Company’s custom club sales. A portion of the Company’s custom club sales are generated from the utilization of club fitting programs, such as performance centers, which utilize high-speed cameras and precision software to capture relevant swing data. All performance centers and participating on- and off-course retail stores are equipped with custom fitting systems that incorporate the use of an extensive variety of clubhead and shaft combinations in order to find a set of golf clubs that fits a golfer’s personal specifications. The Company believes that offering golfers the opportunity to increase performance with custom club specifications increases sales and promotes brand loyalty.
In addition, the Company sells to corporate customers who want their corporate logo imprinted or embroidered on certain of the Company’s golf equipment, golf bags and apparel. The Company imprints or embroiders the logos on the majority of these corporate products directly or through third parties who adhere to the Company's quality control policies. The Company also pays a commission to certain on- and off-course professionals and retailers with whom it has a relationship for corporate sales that are initiated through such professionals and retailers.
The Company maintains various sales programs in the United States, including a Preferred Retailer Program. The Preferred Retailer Program offers potential rebates and discounts for participating retailers in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training. The Company’s sales programs in foreign countries are specifically designed based upon local laws and competitive conditions. Some of the sales programs utilized include the custom club fitting experiences and the Preferred Retailer Program or variations of those programs employed in the United States.
For certain risks associated with sales outside the United States, see “Risk Factors” contained in Item 1A.
Wholesale and Direct to Consumer
The Company primarily sells its golf equipment as well as TravisMathew golf and lifestyle apparel, and Callaway and OGIO gear and accessories to golf retailers (including pro-shops at golf courses and off-course retailers), sporting goods retailers who sell quality golf and lifestyle products and who can also provide a level of customer service appropriate for the sale of golf equipment, on-line retailers, as well as to third party distributors. Certain golf equipment is also sold to mass merchants. In addition, TravisMathew products are also sold at luxury department stores and lifestyle specialty stores.
The Company also sells TravisMathew apparel, gear and accessories direct to consumers through its various TravisMathew retail locations in the United States and Japan, and Callaway apparel, gear and accessories through its various retail, outlet and store-in-store locations in Japan.
In addition, the Company sells its full line of golf equipment products, OGIO products and TravisMathew products direct to consumers through its websites www.callawaygolf.com, www.odysseygolf.com, www.ogio.com and www.travismathew.com.
In January 2019, the Company acquired Jack Wolfskin, which sells Jack Wolfskin-branded outdoor apparel, gear and accessories in Europe, China, Canada and Japan. Jack Wolfskin sells its products directly and through its wholly-owned subsidiaries to third party distributors and retail stores, on-line retailers, department stores, mail order stores, and directly to consumers through its various Jack Wolfskin retail stores primarily in Europe and on-line through its website www.jack-wolfskin.com.
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
Licensing
The Company, in exchange for a royalty fee, licenses its trademarks and service marks to third parties for use on products such as golf apparel and footwear, and practice aids. With respect to its line of golf apparel, the Company has current licensing arrangements with Perry Ellis International for a complete line of men’s and women’s apparel for distribution in certain retail channels in the United States, Canada, Latin America, Europe, Middle East and Africa. With respect to OGIO-branded bags, the Company has a licensing arrangement with SanMar Corporation for OGIO products and SanMar-designed, OGIO-branded products for distribution in the corporate channel in the United States, Canada and Mexico. With respect to the footwear lines, the Company has a licensing arrangement with Klone Lab, LLC for a complete line of men’s and women’s golf footwear for distribution in certain retail channels in the United States and Canada. In addition, the Company licenses its trademarks to other third parties, including IZZO Golf for practice aids and sunglasses and Walman Optical for a line of prescription Callaway eyewear.
Advertising and Promotion
The Company develops and executes its advertising and promotional campaigns for its products based on the Company’s global brand principles. The Company's target audience varies by the different products and brands in its portfolio. For the golf equipment and golf related accessories products within the United States, the Company has focused its advertising efforts mainly on television commercials, primarily on The Golf Channel, and on network television during golf telecasts, web-based digital and social media advertising, printed advertisements in national magazines, such as Golf Magazine and Golf Digest, as well as in-store advertising. The Company also engages in non-traditional marketing activities through strategic investments in third parties, including Topgolf International, Inc. doing business as the Topgolf Entertainment Group ("Topgolf").
Advertising of the Company’s golf equipment products outside of the United States is generally handled by the Company’s subsidiaries, and while it is based on the Company’s global brand principles, the local execution is tailored to each region based on its unique consumer market and lifestyles.
The OGIO, TravisMathew and Jack Wolfskin soft goods product lines are marketed towards a different audience than the golf equipment and golf related accessories products. The Company uses a variety of channels to advertise and promote such products, including social media, branded retail stores, traditional digital and print publications, and experiential events.
In addition, the Company establishes relationships with professional athletes and personalities in order to promote the Company’s products. The Company has entered into endorsement arrangements with members of the various professional golf tours to promote the Company’s golf club and golf ball products as well as golf bags and various golf accessories. The Company has also entered into arrangements with other athletes and personalities to promote its OGIO, TravisMathew and Jack Wolfskin branded products. For certain risks associated with such endorsements, see “Risk Factors” contained in Item 1A.
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
In addition, the Company's competitors in the soft goods market vary by product. For golf apparel and accessories, the competitors are generally other golf companies and premium golf apparel companies, as well as specialty retailers. While the TravisMathew business faces competition from the premium golf apparel companies, they also compete in department stores with other men’s apparel companies, including Peter Millar, Bonobos, Nike, Ted Baker London, johnnie-O and Vince. With the addition of the Jack Wolfskin business, there are a number of well-established and well-financed companies with recognized brand names with which the Company competes, including Patagonia, Columbia and North Face. The Company believes that it is a technological leader in the soft goods category.
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
Apparel, Gear, and Other
Sales of the Company's golf and lifestyle apparel, gear and accessories generally follow the same seasonality as golf equipment, and are therefore generally higher during the first half of the year when the game of golf is mostly played. Sales of outdoor apparel, footwear and equipment related to the Company's newly acquired Jack Wolfskin business focuses primarily on outerwear and consequently experiences stronger sales for such products during the cold-weather months and the corresponding prior sell-in periods. Therefore, sales of Jack Wolfskin product are generally greater during the second half of the year.
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
The Company endeavors to adhere to all applicable Environmental Laws and takes action as necessary to comply with these laws. The Company maintains an environmental and safety program and employs full-time environmental, health and safety professionals at its facilities located in Carlsbad, California, Chicopee, Massachusetts and Monterrey, Mexico. The environmental and safety program includes obtaining environmental permits as required, capturing and appropriately disposing of any waste by-products, tracking hazardous waste generation and disposal, air emissions, safety situations, material safety data sheet management, storm water management and recycling, and auditing and reporting on its compliance. The Company conducts third party social, safety and environmental responsibility audits to evaluate and improve its environmental performance through its global supply chain. The audits facilitate compliance with applicable Environmental Laws and good manufacturing practices within the global supply chain.
Historically, the costs of environmental compliance have not had a material adverse effect on the Company’s business. The Company believes that its operations are in substantial compliance with all applicable Environmental Laws. Due to the nature of the Company’s operations and the frequently changing nature of environmental compliance standards and technology, the Company cannot predict with certainty that future material capital or operating expenditures will not be required in order to comply with applicable Environmental Laws.
Social Matters
The Company maintains a Code of Conduct, Supplier Code of Conduct and Human Rights Policy, which establish the foundation of its Corporate Social Responsibility ("CSR") Program that was established in 2007. In 2019, the Company updated its CSR audit policy and procedure, benchmarking with the United Nations Universal Declaration of Human Rights and International Labor Organization Guidelines. The Company takes actions as necessary to ensure supplier compliance, and actively works with suppliers to improve performance through training, internal and third-party audits and corrective action plan validation. The Company employs a team to conduct and oversee corporate social responsibility audits globally, and has not identified any material compliance issues with its suppliers to date.
In addition to the CSR Program, the Company participates in environmental, social and product compliance working groups through the American Apparel and Footwear Association ("AAFA") and is a signatory to the Responsible Recruiting Commitment and Cambodia (Worker’s Rights) Brand Letter. Also, Jack Wolfskin’s engagement in the Fair Wear Foundation promotes social responsibility and transparency in the supply chain.
Sustainability
The Company believes it is important to conduct its business in an environmentally, economically and socially sustainable manner. In this regard, the Company has a sustainability program which focuses on initiatives such as reduction of volatile organic compound (“VOC”) emissions, reduction of hazardous waste, reduction in water usage, improved recycling and development programs which involve the elimination or reduction of undesirable chemicals and solvents in favor of safer and environmentally-preferred alternatives. These efforts cross divisional lines and are visible in the following areas within the Company:

•
Collaborated with large golf club supplier in China on its installation of a system to capture and treat at least 90% of harmful VOC emissions and trialing water-based paints to further reduce emissions;

•	Earned the U.S. Environmental Protection Agency SmartWay Certification, which promotes environmentally-efficient transportation, improving efficiency and reducing the Company’s carbon footprint;

•	Switched from city water to reclaimed water for irrigation at the Company’s Carlsbad headquarters and performance center;

•	100% green energy used at Jack Wolfskin Idstein headquarters, Jack Wolfskin Hamburg distribution center and Jack Wolfskin retail stores in Germany, Austria and Switzerland;

•	Jack Wolfskin participates in the Zero Discharge of Hazardous Chemicals Group and Fair Wear Foundation, and over 50% of its suppliers are bluesign system partners;

•	Implemented annual Jack Wolfskin Wolf Trail event in China, where volunteers hike & pick up trash along the way;

•	Launched the ‘I Love a Green Callaway’ program to make the Company’s Carlsbad headquarters more green;

•	Installed crown grinding dust collection boxes at golf club suppliers to limit operator exposure to harmful dust and chemicals;

•	Supported automation efforts at golf club suppliers to reduce manual polishing and grinding activities by workers, which could cause hand-arm vibration syndrome (HAVS) injuries; and

•	Implemented a supplier product compliance scorecard to reduce risk of compliance issues at suppliers and to be used as a criteria for supplier selection.
In 2019, the Company, at the direction of its Chief Executive Officer and Board of Directors, launched the Sustainability Initiative, covering its global footprint with direction to enhance and improve the Company’s overall performance in the sustainability space. Core team members known as Sustainability Champions have been selected from throughout the organization to drive larger scale global projects building on the Company’s ongoing environmental and social sustainability efforts as well as to promote smaller scale employee-driven initiatives at the local levels. These projects and initiatives will be benchmarked against the sustainability framework published by the Sustainability Accounting Standards Board ("SASB") with respect to sustainability issues that are likely to affect the financial conditions or operating performances of companies in the consumer goods sector.
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
Intellectual Property
The Company is the owner of approximately 3,900 U.S. and foreign trademark registrations and over 1,700 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress and other statutory and common laws. The Company’s intellectual property rights are very important to the Company, and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces its rights through litigation. Information regarding current litigation matters in connection with intellectual property is contained in Note 13 “Commitments & Contingencies—Legal Matters” in the Notes to Consolidated Financial Statements in this Form 10-K.
The Company’s patents are generally in effect for up to 20 years from the date of the filing of the patent application. The Company’s trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. For certain risks associated with intellectual property, see “Risk Factors” contained in Item 1A.
Employees
As of December 31, 2019 and 2018, the Company and its subsidiaries had approximately 4,200 and 2,400 full-time and part-time employees, respectively. The increase in the Company's headcount was primarily due to the Jack Wolfskin acquisition and business growth in 2019. The Company employs temporary manufacturing workers as needed based on labor demands that fluctuate with the Company's seasonality.
The Company’s golf ball manufacturing employees in Chicopee, Massachusetts are unionized and are covered under a collective bargaining agreement with International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers A.F.L.-C.I.O. Local Lodge 1851, which expires on September 30, 2022. In addition, certain of the Company’s production employees in Australia and Mexico are also unionized. The Company considers its employee relations to be good.

Information About The Company's Executive Officers
Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held
Oliver G. Brewer III	56	President and Chief Executive Officer, Director
Brian P. Lynch	58	Executive Vice President, Chief Financial Officer
Glenn Hickey	58	Executive Vice President, Callaway Golf
Mark F. Leposky	55	Executive Vice President, Global Operations
Joe B. Flannery	48	Executive Vice President, Apparel and Soft Goods
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

Glenn Hickey is Executive Vice President, Callaway Golf and has served in such capacity since January 2019.  Mr. Hickey leads the Company’s golf equipment business globally. Mr. Hickey joined Callaway Golf in 1991 and was a top-producing Inside Sales Representative for seven years prior to being promoted to Inside Sales - National Account Manager in March 1997, Regional Sales Manager - East U.S. in November 2002, Director of Special Markets in June 2006, Vice President, Special Markets and Mass Merchants in August 2008, and Senior Vice President, Americas Sales in July 2012.  Prior to joining Callaway Golf, Mr. Hickey was a bond trader for four years in the Los Angeles and New York offices of First Interstate Bank through its transition to Wedbush Securities.  He completed a Financial Analysis for Non-Financial Managers certification from the University of Chicago, Graduate School of Business.  He currently serves as a board member for the San Diego Junior Golf Association.  Mr. Hickey received a B.S. in Business Administration from San Diego State University.
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
 Joe B. Flannery joined the Company in the first quarter of 2020 as its Executive Vice President, Apparel and Soft Goods.  Mr. Flannery is responsible for the Company’s global apparel and soft goods business, including the TravisMathew and Jack Wolfskin brands. Prior to joining the Company, Mr. Flannery was Senior Vice President and General Manager of Newell

Brands’ technical apparel division, consisting of Marmot, ExOfficio and Coleman apparel, where he worked since January 2016. Mr. Flannery’s experience also includes holding executive positions at The Meriwether Group from March 2008 to October 2012, in addition to serving as Vice President of Global Marketing at The North Face from March 2005 to March 2008, and as Global VP and GM of the Originals Division at Adidas Group AG from September 2000 to March 2005. Mr. Flannery received a B.S. in Business Administration from Miami University.
Information with respect to the Company’s employment agreements with its Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers will be contained in the Company’s definitive Proxy Statement in connection with the 2020 Annual Meeting of Shareholders. In addition, copies of the employment agreements for all the executive officers are included as exhibits to this report.
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
The Company generates a large majority of its revenues from the sale of golf-related products, including golf clubs, golf balls and golf accessories. In addition, the Company generates substantial revenues from the sale of golf-related soft goods, including apparel, gear and other accessories. The demand for golf-related products in general, and golf balls in particular, as well as the demand for golf-related soft goods, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. If golf participation continues to decrease or the number of rounds of golf played decreases, sales of the Company’s products may be adversely affected. In the future, the overall dollar volume of the market for golf-related products may not grow or may decline.
In addition, the demand for golf products and other soft goods and apparel is directly related to the popularity of magazines, cable channels and other media dedicated to golf, television coverage of golf tournaments and attendance at golf events. The Company depends on the exposure of its products through advertising and the media or at golf tournaments and events. Any significant reduction in television coverage of, or attendance at, golf tournaments and events or any significant reduction in the popularity of golf magazines or golf television channels, could reduce the visibility of the Company’s brand and could adversely affect the Company’s sales.

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
The Company’s golf-related products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions and when consumers are feeling confident and prosperous. The Company’s soft goods and apparel products are similarly dependent on consumer discretionary spending and retail traffic patterns. In particular, the Company’s recently acquired outdoor apparel, gear and accessories brands are premium in nature and, therefore, the purchasing patterns of consumers can vary year to year. Discretionary spending is also affected by many other factors, including general business conditions, interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. Purchases of the Company’s products could decline during periods when disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. A significant or prolonged decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect consumer discretionary spending, whether in the United States or in the Company’s international markets, could result in reduced sales of the Company’s products, which in turn would have a negative impact on the Company’s results of operations, financial condition and cash flows.
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
Golf Equipment. The golf equipment business, which is comprised of golf club and golf ball products, is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names. The golf ball business, in particular, includes one competitor with an estimated U.S. market share of over 50%.
With respect to golf club sales, new product introductions, price reductions, consignment sales, extended payment terms, “closeouts,” including closeouts of products that were recently commercially successful, and significant tour and advertising spending by competitors continue to generate intense market competition. Furthermore, continued downward pressure on pricing in the market for new clubs could have a significant adverse effect on the Company’s pre-owned golf club business as the gap narrows between the cost of a new club and a pre-owned club. Successful marketing activities, discounted pricing, consignment sales, extended payment terms or new product introductions by competitors could negatively impact the Company’s future sales.
With respect to golf ball sales, the Company’s competitors continue to incur significant costs in the areas of advertising, tour and other promotional support. The Company believes that to be competitive, the Company also needs to continue to incur significant expenses in tour, advertising and promotional support. In addition, the Company has invested, and may continue to invest in the future, significant capital into upgrades to its manufacturing and assembly facilities, including its golf ball manufacturing facility in Chicopee, Massachusetts, to remain on the forefront of technological and competitive innovation. Unless there is a change in competitive conditions, these competitive pressures and increased costs will continue to adversely affect the profitability of the Company’s golf ball business.
Apparel, Gear and Other. The Company’s apparel, gear and other business includes the newly acquired Jack Wolfskin outdoor apparel, gear and accessories business, the TravisMathew golf and lifestyle apparel and accessories business, and the Callaway and OGIO business, which consists of golf apparel and accessories, storage gear for sport and personal use, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products. The Company faces significant competition in every region with respect to each of these product categories. In most cases, the Company is not the market leader with respect to its apparel, gear and accessory markets.
If the Company is unable to grow or maintain its competitive position in any of its business areas, it could materially adversely affect the Company’s business, financial condition and results of operations.
The Company’s expanding apparel business, and operation of related retail locations, is subject to various risks and uncertainties, and the Company’s growth and strategic plans may not be fully realized.
The Company has been expanding its focus over the last several years to include soft goods and apparel, in addition to its core golf business, primarily through the acquisitions of OGIO and TravisMathew in 2017 and Jack Wolfskin in 2019. Jack Wolfskin is an international, premium outdoor apparel, footwear and equipment brand, and it designs products targeted at the active outdoor and urban outdoor customer categories. The scale and global scope of the Jack Wolfskin acquisition involves various risks and uncertainties described throughout this Annual Report on Form 10-K, including in this “Risk Factors” section, as well as the following:

•	Maintaining its market share in its key markets such as Germany, Austria, Switzerland and China in the face of increasing competition and new competitors;

•	Difficulties in developing the Jack Wolfskin brand in the North American and other target markets;

•	Significant competition from existing premium outdoor apparel companies in target markets;

•	Continually changing consumer preferences; and

•	Difficulties in managing or realizing sustainable profitability from Jack Wolfskin’s large network of global wholesale retail partners, consisting of hundreds of third party owned retail locations.
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
The Company’s soft goods and apparel business faces risks associated with consumer preferences and fashion trends.
The Company’s expanding apparel business is subject to pressures from changing consumer preferences on a global level and the Company’s ability to timely introduce products that anticipate and/or satisfy such preferences. Changes in consumer preferences, consumer purchasing behavior, consumer interest in recreational or other outdoor activities, and fashion trends could have a significant effect on the Company's sales related to its soft goods and apparel business. The Company’s success depends on its ability to identify and originate product trends as well as to anticipate, gauge and react to changing consumer demands and buying patterns in a timely manner. However, significant lead times for many of the Company’s products, including the OGIO, TravisMathew and Jack Wolfskin branded products, may make it more difficult for the Company to respond rapidly to new or changing product trends or consumer preferences. All of the Company’s products are subject to changing consumer preferences that cannot be predicted with certainty. The Company’s new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of lifestyle products or away from these types of products altogether, and its future success depends in part on its ability to anticipate and respond to these changes. In addition, decisions about product designs often are made far in advance of consumer acceptance. If the Company or its customers fail to anticipate and respond to consumer preferences or fail to respond in a timely manner or if the Company or its customers are unable to effectively navigate a transforming retail marketplace, the Company could suffer reputational damage to its products and brands and it may experience lower sales, excess inventories and lower profit margins in current and future periods, any of which could materially adversely affect the Company’s business, financial condition and results of operations.
The Company’s golf equipment business and its apparel, gear and other business has a concentrated customer base. The loss of one or more of the Company’s top customers could have a significant effect on the Company’s sales.
On a consolidated basis, no single customer accounted for more than 10% of the Company’s consolidated revenues in both 2019, 2018 or 2017. The Company's top five customers accounted for approximately 18% of the Company's consolidated revenues in 2019, 22% in 2018, and 21% in 2017.
The Company's top five customers specific to each operating segment represented the following as a percentage of each segment's total net sales:
Golf Equipment customers accounted for approximately 23%, 24% and 22% of total consolidated Golf Equipment sales in 2019, 2018 and 2017, respectively; and

•	Apparel, Gear and Other customers accounted for approximately 11%, 19% and 15% of total consolidated Apparel, Gear and Other sales in 2019, 2018 and 2017, respectively.
A loss of one or more of these customers would have a significant effect on the Company's net sales.
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
Terrorist activities and armed conflicts could have an adverse effect on the United States or worldwide economy and could cause decreased demand for the Company’s products as consumers’ attention and interests are diverted from golf and become focused on issues relating to these events. If such events disrupt domestic or international air, ground or sea shipments, or the operation of the Company’s manufacturing facilities, the Company’s ability to obtain the materials and components necessary to manufacture its products and to deliver customer orders would be harmed, which would have a significant adverse effect on the Company’s results of operations, financial condition and cash flows. Such events can also negatively impact tourism, which could adversely affect the Company’s sales to retailers at resorts and other vacation destinations. In addition, the occurrence of political instability and/or terrorist activities generally restricts travel to and from the affected areas, making it more difficult in general to manage the Company’s international operations.
The Company’s business could be harmed by the occurrence of natural disasters or pandemic diseases.
The occurrence of a natural disaster, such as an earthquake, tsunami, fire, flood or hurricane, or the outbreak of a pandemic disease, could significantly adversely affect the Company’s business. A natural disaster or a pandemic disease could significantly adversely affect both the demand for the Company’s products as well as the supply of the components and materials used to make the Company’s products. Demand for golf products also could be negatively affected as consumers in the affected regions restrict their recreational activities and as tourism to those areas declines. If the Company’s suppliers experienced a significant disruption in their business as a result of a natural disaster or pandemic disease, the Company’s ability to obtain the necessary components to make its products could be significantly adversely affected. In addition, the occurrence of a natural disaster or the outbreak of a pandemic disease generally restricts travel to and from the affected areas, making it more difficult in general to manage the Company’s international operations. For example, in December 2019, a new strain of the coronavirus (COVID-19) was reported to have surfaced in Wuhan, China and subsequently spread to other parts of China as well as other countries, bringing the total to at least 30 countries worldwide with confirmed cases of COVID-19. At the time of this filing, COVID-19 has already caused significant disruption in the Company’s supply chain for its golf equipment, apparel and other products sold globally, and resulted in temporary closures of its corporate offices and retail stores in China, as well as the cancellation of golf tournaments and events and a significant decrease in demand for consumer products in those regions. The outbreak of the COVID-19 virus is likely to have a further impact in 2020 on the global economy, the Company’s ability to manufacture its products for sale globally, and on demand for consumer products, all of which could have a significant negative impact on the Company’s financial results in 2020. Given the dynamic nature of this outbreak, however, the extent to which the COVID-19 virus impacts the Company’s results will depend on future developments, which remain highly uncertain and cannot be predicted at this time. The impact of the virus varies from region to region and from day to day and any significant additional spreading of the virus could exacerbate the effect on the Company’s business.

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
In addition, due to the seasonality of the Company’s business, the Company’s business can be significantly adversely affected by unusual or severe weather conditions and by severe weather conditions caused by climate change. Unfavorable weather conditions generally result in fewer golf rounds played, which generally results in reduced demand for all golf products, and in particular, golf balls. Furthermore, catastrophic storms can negatively affect golf rounds played both during the storms and afterward, as storm damaged golf courses are repaired and golfers focus on repairing the damage to their homes, businesses and communities. Consequently, sustained adverse weather conditions could materially affect the Company’s sales.
The Company’s expanding apparel business is expected to experience stronger revenue during different times of the year than the Company’s golf-related business. A portion of the sales of the Company’s apparel products is dependent in part on the weather and likely to decline in years in which weather conditions do not stimulate demand for the Company’s apparel products. Periods of unseasonably warm weather in the fall or winter or unseasonably cold weather in the spring and summer could have a material adverse effect on the Company’s business, financial condition and results of operations. Unintended inventory accumulation by customers resulting from unseasonable weather in one season generally negatively affects orders in future seasons, which could have a material adverse effect on the Company’s business, financial condition and results of operations. In particular, the Company’s newly acquired Jack Wolfskin business focuses primarily on outerwear and consequently experiences stronger sales for such products during the cold-weather months and the corresponding prior sell-in periods. A significant portion of the Jack Wolfskin business is highly dependent on cold-weather seasons and patterns to generate consumer demand for cold-weather apparel. Consumer demand for Jack Wolfskin branded cold-weather products may be negatively affected to the extent global weather patterns trend warmer, reducing typical patterns of cold-weather events or increasing weather volatility, which could materially adversely affect the Company’s business, financial condition and results of operations.
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
In the future, existing USGA and/or R&A standards may be altered in ways that adversely affect the sales of the Company’s current or future products. If a change in rules were adopted and caused one or more of the Company’s current or future products to be nonconforming, the Company’s sales of such products would be adversely affected. For example, recently, the USGA and The R&A published the the Distance Insights Project Report discussing the impact of hitting distances on the game of golf. The USGA and The R&A intend to explore this topic further and it is possible that they may ultimately propose new rules that could affect the golf industry and the Company. As a follow-up, the USGA and The R&A are planning to gather input from stakeholders and manufacturers in the golf community, which process may take up to a year.  Based on the study and the compiled input, it is possible that the USGA and/or The R&A may propose rule changes that could potentially have an adverse impact on the Company’s products.
The Company’s sales and business could be materially and adversely affected if professional athletes do not endorse or use the Company’s products.
The Company establishes relationships with professional athletes, celebrities and other endorsers in order to evaluate and promote Callaway Golf, Odyssey, OGIO and TravisMathew branded products. The Company has entered into endorsement arrangements with members of the various professional tours, including the Champions Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour and the Korn Ferry Tour. While most endorsers fulfill their contractual obligations, some have been known to stop using a sponsor’s products despite contractual commitments. If certain of the Company’s endorsers were to stop using the Company’s products contrary to their endorsement agreements, the Company’s business could be adversely affected in a material way by the negative publicity or lack of endorsement.
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
A significant amount of the Company’s products are manufactured in Mexico, China, Vietnam and Bangladesh and other regions outside of the United States. The Trump administration has called for substantial changes to U.S. trade and tax policies, which may include import restrictions, increased import tariffs and/or changes in U.S. participation in multilateral trade agreements such as the North American Free Trade Agreement (NAFTA) and any successor agreements, such as the United States-Mexico-Canada Agreement (USMCA). Restrictions on imports could prevent or make it difficult or more expensive for the Company to obtain the components needed for new products which would affect the Company’s sales. Increased tariffs would require the Company to increase its prices which likely would decrease customer demand for its products. Other countries might retaliate through the imposition of their own restrictions and or increased tariffs which would affect the Company’s ability to export products and therefore adversely affect its sales. Any significant changes in current U.S. trade, tax or other policies could have a material adverse effect upon the Company’s results of operations. The recent increase in import tariffs impacted the Company's business in 2019, and it could continue to impact the Company's business in 2020.
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

•
Increased difficulty in ensuring compliance by employees, agents and contractors with the Company’s policies as well as with the laws of multiple jurisdictions, including but not limited to the U.S. Foreign Corrupt Practices Act, local international environmental, health and safety laws, and increasingly complex regulations relating to the conduct of international commerce, including import/export laws and regulations, economic sanctions laws and regulations and trade controls;

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
Any difficulties from strategic acquisitions that the Company pursues or consummates could adversely affect its business, financial condition and results of operations.
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
As part of the Company’s efforts to acquire companies, business or products or to enter into other significant transactions, the Company conducts business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite the Company’s efforts, the Company ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. Moreover, the Company may not realize the operational efficiencies, synergies in supply chain, or other benefits expected from strategic acquisitions. Successful integration of an acquisition will depend on the Company’s ability to manage those operations effectively and to benefit from the operating efficiencies, synergies and other expected benefits and cost savings. In particular, the Company may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel with the Company’s management and personnel. Additionally, the Company may not be able to achieve the anticipated cost savings for many reasons, including contractual constraints or an inability to take advantage of expected tax savings
If the Company fails to realize the expected benefits from previous acquisitions or other acquisitions it may consummate in the future, whether as a result of unidentified risks, integration difficulties, litigation with current or former employees and other events, the Company’s business, financial condition and results of operations could be adversely affected.
The Company has significant international sales and purchases, and unfavorable changes in foreign currency exchange rates could have a significant negative impact on the Company’s results of operations.
A significant portion of the Company’s purchases and sales is international. In 2019, more than half of the Company's sales occurred outside of the United States. As a result, the Company conducts transactions in various currencies worldwide. The Company expects its international business, and the number of transactions that it conducts in foreign currencies, to continue to expand. Conducting business in such currencies exposes the Company to fluctuations in foreign currency exchange rates relative to the U.S. dollar.
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
The Company plans its manufacturing capacity based upon the forecasted demand for its products. Forecasting the demand for the Company's products is very difficult given the manufacturing lead time and the amount of specification involved. For example, the Company must forecast well in advance not only how many drivers it will sell, but also (1) the quantity of each driver model, (2) the quantity of the different lofts in each driver model, and (3) for each driver model and loft, the number of left handed and right handed versions. Forecasting demand for specific soft goods and apparel products can also be challenging due to changing consumer preferences and competitive pressures and longer supply lead times. The nature of the Company’s business makes it difficult to adjust quickly its manufacturing capacity if actual demand for its products exceeds or is less than forecasted demand. If actual demand for its products exceeds the forecasted demand, the Company may not be able to produce sufficient quantities of new products in time to fulfill actual demand, which could limit the Company’s sales and adversely affect its financial performance. On the other hand, if actual demand is less than the forecasted demand for its products, the Company could produce excess quantities, resulting in excess inventories and related obsolescence charges that could adversely affect the Company’s financial performance.
The Company’s expanding international operations could be harmed if it fails to successfully transition its business processes on a global scale.
As the Company expands its global footprint, its business could be harmed if it fails to successfully transition its business processes on a global scale. This expansion to a global scale requires significant investment of capital and human resources, the re-engineering of many business processes, and the attention of many managers and other employees who would otherwise be focused on other aspects of our business. If the Company’s globalization efforts fail to produce planned operational efficiencies, or the transition is not managed effectively, the Company may experience excess inventories, inventory shortage, late deliveries, lost sales, or increased costs. Any business disruption arising from the Company’s expanding international operations, or its failure to realize operational efficiencies, could harm its business, financial condition and results of operations.
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
A significant disruption at any of the Company’s golf club or golf ball manufacturing facilities or distribution centers in the United States or in regions outside the United States could materially and adversely affect the Company’s sales, profitability and results of operations. The Company’s manufacturing facilities and distribution centers are highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of the Company’s operations, which may have an immediate, or in some cases prolonged, impact on the Company’s margins. For example, in 2019 the Company substantially completed a significant expansion and technical upgrade to its golf ball manufacturing facility in Chicopee, Massachusetts. Difficulties in implementing new or upgraded technology or operational systems, including at its Chicopee facility, could disrupt the Company’s operations and could materially and adversely affect the Company’s financial condition, results of operations or cash flows.
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
The materials and components used by the Company and its suppliers involve raw materials, including synthetic rubber, thermoplastics, zinc stearate, zinc oxide and lime stone for the manufacturing of the Company’s golf balls, titanium alloys carbon fiber and steel for the assembly of the Company’s golf clubs, and various fabrics used by suppliers in the Company’s apparel business. Significant price fluctuations or shortages in such raw materials or components, including the costs to transport such materials or components, the uncertainty of currency fluctuations against the U.S. dollar, increases in labor rates, trade duties or tariffs, and/or the introduction of new and expensive raw materials, could materially adversely affect the Company’s business, financial condition and results of operations. In addition, prolonged periods of inflationary pressure on some or all input costs may result in increased costs to produce the Company’s products that could have an adverse effect on profits from sales of the Company’s products, or require the Company to increase prices for its products that could adversely affect consumer demand for its products.
Many of the Company’s products are manufactured outside of the main sales markets in which the Company operates, which requires these products to be transported by third parties, sometimes over large geographical distances. Shortages in ocean, land or air shipment capacity and volatile fuel costs can result in rapidly changing transportation costs or an inability to transport products in a timely manner. Similarly, disruption to shipping and transportation channels due to labor disputes could cause the Company to rely more heavily on alternative modes of transportation to achieve timely delivery to customers, resulting in significantly higher freight costs. Because the Company prices its products prior to shipment, and as changes in transportation and other costs may be difficult to predict, the Company may not be able to pass all or any portion of these higher costs on to its customers or adjust its pricing structure in a timely manner in order to remain competitive, either of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may be subject to product warranty claims that require the replacement or repair of products sold. Such warranty claims could adversely affect the Company’s results of operations and relationships with its customers.
The Company manufactures and/or distributes a variety of products and has a stated two-year warranty policy for its golf clubs and certain Jack Wolfskin gear, as well as a limited lifetime warranty for its OGIO line of products. From time to time, such products may contain manufacturing defects or design flaws that are not detected prior to sale, particularly in the case of new product introductions or upon design changes to existing products. The failure to identify and correct manufacturing defects and product design issues prior to the sale of those products could result in product warranty claims that result in costs to replace or repair any such defective products. Because many of the Company’s products are sold to retailers for broad consumer distribution and/or to customers who buy in large quantities, there could be significant costs associated with such product warranty claims, including the potential for customer dissatisfaction that may adversely affect the Company’s reputation and relationships with its customers, which may result in lost or reduced sales.
The Company’s growth initiatives require significant capital investments and there can be no assurance that the Company will realize a positive return on these investments.
Initiatives to upgrade the Company’s business processes and invest in technological improvements to the Company’s manufacturing and assembly facilities involve many risks which could result in, among other things, business interruptions and increased costs, any of which may result in the Company’s inability to realize returns on its capital investment. Expansion of business processes or facilities, including the significant expansion and technical upgrade to the Company’s golf ball manufacturing facility in Chicopee, Massachusetts, requires significant capital investment. If the Company has insufficient sales or is unable to realize the full potential of its capital investment, it may not realize a positive return on its investment, which could impact the Company’s margins and have a significant adverse effect on the Company’s results of operations, financial condition and cash flows.
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
Technical innovation and quality control in the design and manufacturing process is essential to the Company’s commercial success. Research and development plays a key role in the Company’s technical innovation and competitive advantage. The Company relies upon experts in various fields to develop and test cutting edge performance products, including Artificial Intelligence. While the Company believes it is at the forefront of golf equipment innovation, if the Company fails to continue to introduce technical innovation in its products, or is unable to effectively utilize new technologies, such as Artificial Intelligence, consumer demand for its products could decline, and if the Company experiences problems with the quality of its products, the Company may incur substantial brand damage and expense to remedy the problems, any of which could materially adversely affect its business, financial condition and results of operations.
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
Any damage or significant disruption in the operation of such systems,  the failure of the Company’s information systems to perform as expected, the failure to successfully integrate the information technology systems of the businesses that the Company has recently acquired or any security breach to the information systems (including financial or credit/payment frauds) would disrupt the Company’s business, which may result in decreased sales, increased overhead costs, excess inventory and product shortages and otherwise adversely affect the Company’s reputation, operations, financial performance and condition.
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
The Company could be adversely affected by any violations of economic sanctions laws and regulations, the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, and other foreign anti-bribery laws.
The FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Other countries in which the Company operates also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities, and others (e.g., the FCPA and the U.K. Bribery Act) extend their application to activities outside of their country of origin. Economic sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.S. Department of State, and foreign jurisdictions impose requirements on the Company’s operations. The Company’s policies mandate compliance with all applicable anti-bribery and sanctions laws. In certain regions of the world, strict compliance with anti-bribery laws may conflict with local customs and practices. Strict compliance with economic sanctions laws may also conflict with local law, customs, and practices. In addition, the Company may conduct business in certain regions through intermediaries over whom the Company has less direct control, such as subcontractors, agents, and partners (such as joint venture partners). Although the Company has implemented policies, procedures, and, in certain cases, contractual arrangements designed to facilitate compliance with these economic sanctions and anti-bribery laws, the Company’s officers, directors, employees, associates, subcontractors, agents, and partners may take actions in violation of the Company’s policies, procedures, contractual arrangements, economic sanctions and anti-bribery laws. Any such violation, even if prohibited by the Company’s policies, could subject the Company and such persons to criminal and/or substantial civil penalties or other sanctions, which could have a material adverse effect on the Company’s business, financial condition, cash flows, and reputation.
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
Other Risks
Significant developments stemming from the U.K.’s withdrawal from the European Union could have a material adverse effect on the Company.
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union (commonly referred to as “Brexit”) on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. This decision has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for several years. Moreover, significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negations are not completed by the end of the transition period. The Company's business in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of Brexit. The withdrawal from the European Union and its possible future consequences have had and may continue to have a material adverse effect on global economic conditions, and have caused and may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect the Company's operating results and growth prospects, or result in a further strengthening of the U.S. dollar which would also adversely affect the Company's reported operating results.
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
The Tax Act is unclear in certain respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (the “IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. The Company is still evaluating certain provisions included in the Tax Act and therefore not completed its full assessment. As such, there may be material adverse effects resulting from the Tax Act that the Company has not yet identified.
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
Principal Corporate Offices
The Company’s principal executive offices are located in Carlsbad, California. The Company owns two buildings comprised of approximately 270,000 square feet of space that are utilized in its Carlsbad operations, which include the Company's corporate offices, research and development and pro-tour club assembly, in addition to the Company’s performance center.
The Company leases a facility in Huntington Beach, California comprised of approximately 86,000 square feet that is utilized for the operations of TravisMathew, which includes corporate offices, warehousing and distribution of apparel. The lease term for this facility expires in January 2024.
The Company leases a facility in Idstein, Germany, comprised of approximately 89,000 square feet, that is utilized as the primary office for Jack Wolfskin. The lease term for this facility expires in October 2027.

Golf Club and Golf Ball Manufacturing, Warehousing and Distribution facilities

•	The Company leases its golf ball manufacturing plant in Chicopee, Massachusetts comprised of approximately 413,000 square feet. The lease term for this facility expires in February 2028.

•	The Company leases a golf club manufacturing facility in Monterrey, Mexico comprised of approximately 189,000 square feet. The lease term for this facility expires in May 2025.

•	The Company leases a distribution center in Roanoke, Texas comprised of approximately 202,000 square feet. The lease term for this facility expires in September 2020.

•	The Company will commence a new lease in Roanoke, Texas comprised of approximately 783,000 square feet beginning in March 2020 and will expire in 2035.

•	The Company leases a distribution center in Swindon, England comprised of approximately 101,000 square feet. The lease term for this facility expires in December 2025.

•	The Company also leases a distribution center in Hamburg, Germany comprised of approximately 431,000 square feet. The lease term for this facility expires in June 2038.
Sales Offices and Retail Stores
The Company owns and leases additional properties domestically and internationally for the sale and distribution of its products, including properties in the United States, Australia, Canada, Japan, Korea, the United Kingdom, China, and India. In addition, the Company has over 30 retail locations in Japan for the sale of Callaway-branded products, and it has 15 retail locations in the United States for the sale of its TravisMathew-branded products. The lease terms for these facilities expire between June 2023 and January 2030. The Company also has over 150 additional retail locations throughout Europe and China for the sale of its Jack Wolfskin-branded products.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its common stock is “ELY.” As of January 31, 2020, the number of holders of record of the Company’s common stock was 4,860.
During 2019, the Company's Board of Directors declared regular quarterly dividends of $0.01 per share. The Company intends to continue to pay quarterly dividends subject to liquidity, capital availability and quarterly determinations that cash dividends are in the best interests of its shareholders. Future dividends may be affected by, among other items, the Company’s views on potential future capital requirements, projected cash flows and needs, changes to the Company’s business model, and certain restrictions limiting dividends imposed by the ABL Facility (see Note 6 “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K).
Performance Graph
The following graph presents a comparison of the cumulative total shareholder return of the Company’s common stock since December 31, 2014 to two indices: the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 600 Smallcap Index (“S&P 600”). The S&P 500 tracks the aggregate price performance of equity securities of 500 large-cap companies that are actively traded in the United States, and is considered to be a leading indicator of U.S. equity securities. The S&P 600 is a market value-weighted index that tracks the aggregate price performance of equity securities from a broad range of small-cap stocks traded in the United States. The graph assumes an initial investment of $100 at December 31, 2014 and reinvestment of all dividends in ELY stock on the dividend payable date.

	2014	2015	2016	2017	2018	2019
Callaway Golf (NYSE: ELY)	$100.00	$122.38	$142.43	$181.07	$198.91	$275.66
S&P 500	$100.00	$99.27	$108.74	$129.86	$121.76	$156.92
S&P 600 Smallcap	$100.00	$96.64	$120.56	$134.70	$121.56	$146.92

The Callaway Golf Company cumulative total shareholder return is based upon the closing prices of Callaway Golf Company common stock on December 31, 2014, 2015, 2016, 2017, 2018 and 2019 of $7.70, $9.42, $10.96, $13.93, $15.30 and $21.20 respectively.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In May 2018, the Company's Board of Directors authorized a $50.0 million share repurchase program (the "2018 Repurchase Program") under which the Company was authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. Through July 2019, the Company repurchased a total of $27.4 million of its common stock under this program. In the third quarter of 2019, the 2018 Repurchase Program was canceled by the Board of Directors and replaced by a newly authorized $100,000,000 share repurchase program (the "2019 Repurchase Program"), under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company's assessment of market conditions and buying opportunities. Repurchases under both the 2018 Repurchase Program and 2019 Repurchase Program are made consistent with the terms of the Company's ABL Facility and long-term debt, which limits the amount of stock that can be repurchased. The 2019 Repurchase Program will remain in effect until completed or until terminated by the Board of Directors.
The table below summarizes the Company's share repurchases during the fourth quarter of 2019.

	Three Months Ended December 31, 2019
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs
	(in thousands, except per share data)
October 1, 2019—October 31, 2019	—	$—	—	$99,889
November 1, 2019—November 30, 2019	23	$20.28	23	$99,423
December 1, 2019—December 31, 2019	5	$20.78	5	$99,322
Total	28	$20.37	28	$99,322

During 2019, the Company repurchased approximately 1,690,000 shares of its common stock under the 2018 Repurchase Program and 2019 Repurchase Program at an average cost per share of $16.62 for a total cost of $28.1 million. Included in these amounts are $8.0 million of shares the Company withheld to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2019, the total amount remaining under the 2019 Repurchase Program was $99.3 million.

Item 6.    Selected Financial Data
The following statements of operations data and balance sheet data for the five years ended December 31, 2019 were derived from the Company’s audited consolidated financial statements. Consolidated balance sheets at December 31, 2019 and 2018 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2019 and notes thereto appear elsewhere in this report. The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information.

	Years Ended December 31,
	2019(1)	2018(1)	2017(4)(5)(7)	2016(6)(7)(8)	2015(9)
Statement of Operations Data:	(In thousands, except per share data)
Net sales	$1,701,063	$1,242,834	$1,048,736	$871,192	$843,794
Cost of sales	934,276	664,465	568,288	486,181	486,161
Gross profit	766,787	578,369	480,448	385,011	357,633
Selling, general and administrative expenses	583,540	409,175	365,043	307,525	297,477
Research and development expenses	50,579	40,752	36,568	33,318	33,213
Income from operations	132,668	128,442	78,837	44,168	26,943
Interest income	807	594	454	621	388
Interest expense	(39,300)	(5,543)	(4,365)	(2,368)	(8,733)
Gain on sale of investments in golf-related ventures	—	—	—	17,662	—
Other income (expense), net	1,594	7,779	(6,871)	(1,690)	1,465
Income before income taxes	95,769	131,272	68,055	58,393	20,063
Income tax (benefit) provision	16,540	26,018	26,388	(132,561)	5,495
Net income	79,229	105,254	41,667	190,954	14,568
Less: Net income (loss) attributable to non-controlling interests	(179)	514	861	1,054	—
Net income allocable to common shareholders	$79,408	$104,740	$40,806	$189,900	$14,568
Earnings per common share:
Basic	$0.84	$1.11	$0.43	$2.02	$0.18
Diluted	$0.82	$1.08	$0.42	$1.98	$0.17
Dividends paid per common share	$0.04	$0.04	$0.04	$0.04	$0.04

	December 31,
	2019(1)(2)(3)	2018	2017(4)(5)(7)	2016(6)(7)(8)(10)	2015(9)(10)
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$106,666	$63,981	$85,674	$125,975	$49,801
Working capital	$266,104	$221,669	$151,610	$273,571	$212,851
Total assets	$1,960,548	$1,052,944	$991,157	$801,282	$631,224
Long-term liabilities	$669,949	$15,399	$17,408	$5,828	$39,643
Total Callaway Golf Company shareholders’ equity	$767,353	$724,574	$649,631	$598,906	$412,945

(1)
In January 2019, the Company completed the acquisition of Jack Wolfskin. The Company's consolidated statement of operations as of December 31, 2019 and 2018 includes the recognition of $26.4 million and $3.7 million, respectively, in transaction and transition costs associated with the acquisition. The Company's consolidated balance sheet includes the addition of $521.2 million in total net assets related to Jack Wolfskin. For further discussion, see Note 5 "Business Combinations" in the Notes to the Consolidated Financial Statements in this Form 10-K.

(2)
In January 2019, to fund the purchase price of the Jack Wolfskin acquisition, the Company entered into a Credit Agreement which provides for a Term Loan B facility in an aggregate principal amount of $480.0 million which was issued less $9.6 million in original issue discount and other transaction fees. As of December 31, 2019, the Company's consolidated balance sheet had $446.4 million outstanding under the Term Loan Facility, which is offset by unamortized debt issuance costs of $15.5 million. For further discussion, see Note 6 "Financing Arrangements" to the Notes to Consolidated Financial Statements in this Form 10-K.

(3)
In 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)" ("Topic 842") which requires all lessees to recognize a right-of-use asset and a lease liability for all leases with a term greater than 12 months. The Company's consolidated balance sheet as of December 31, 2019 includes a right-of-use asset of $161.4 million and a lease liability of $165.3 million. For further discussion, see Note 3 "Leases" in the Notes to the Consolidated Financial Statements in this Form 10-K.

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

(5)
In December 2017, the Tax Act was enacted into legislation, which includes a broad range of provisions affecting businesses. The Tax Act significantly revises how companies compute their U.S corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Pursuant to the Tax Act, the Company recorded net tax expense of $7.5 million, which was comprised of $11.1 million of income tax expense related to the revaluation of deferred tax assets, partially offset by a tax benefit of $3.6 million as a result of the mandatory deemed repatriation on earnings and profits of U.S.-owned foreign subsidiaries. For further discussion see Note 12 "Income Taxes" in the Notes to the Consolidated Financial Statements in this Form 10-K.

(6)
The Company's tax provision, total assets and long-term liabilities were significantly impacted in 2016 by the reversal of the Company's valuation allowance on its U.S. deferred tax assets. In the fourth quarter of 2016, the Company performed an analysis to determine the realization of its deferred tax assets and concluded that it was more likely than not that the majority of its U.S. deferred tax assets will be realized, which resulted in a one-time, non-cash benefit of $156.6 million related to the reversal of the Company's valuation allowance on its U.S. deferred tax assets. This reversal was partially offset by the recognition of $16.0 million in income taxes that were retroactive for all of 2016 on the Company's U.S. business. For further discussion see Note 12 "Income Taxes" in the Notes to the Consolidated Financial Statements in this Form 10-K.

(7)
In July 2016, the Company contributed $10.6 million, primarily in cash, for a 52% ownership of the joint venture, Callaway Apparel K.K., and in May 2019, the Company entered into a stock purchase agreement to acquire the remaining 48% of the shares in the joint venture. (see Note 10 "Joint Venture" in the Notes to the Consolidated Financial Statements in this Form 10-K). At December 31, 2019, the Company owned 100% of this entity. As of December 31, 2018, the Company recognized a non-controlling interest of $9.7 million in its consolidated balance sheets and consolidated statements of shareholders' equity.

(8)
In April 2016, the Company sold approximately 10.0% or $5.8 million (on a cost basis) of its preferred shares in Topgolf for $23.4 million, and recognized a gain of approximately $17.7 million in other income (expense) during the second quarter of 2016. See Note 9 "Investments" in the Notes to the Consolidated Financial Statements in this Form 10-K.

(9)
In August 2012, the Company issued $112.5 million of 3.75% Convertible Senior Notes (the “convertible notes”) in exchange for cash and 0.6 million shares of the Company’s then-outstanding 7.50% Series B Cumulative Perpetual Convertible Preferred Stock in separate, privately negotiated exchange transactions. During the second half of 2015, the convertible notes were eliminated pursuant to certain exchange transactions and shareholder conversions, which resulted, among other things, in the issuance of approximately 15.0 million shares of common stock to the note holders (see Note 6 “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K). In connection with the elimination of the convertible notes and the issuance of the 15.0 million shares of common stock, the Company recorded $109.0 million in shareholders' equity as of December 31, 2015, net of the outstanding discount of $3.4 million. The Company recognized interest expense of $3.2 million and $5.0 million for the years ended December 31, 2015 and 2014, respectively.

(10)
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
Revenue Recognition
The Company accounts for revenue recognition in accordance with Accounting Standards Codification (“ASC”) Topic 606, "Revenue from Contracts with Customers," which was adopted as of January 1, 2018. See Note 2 "Summary of Significant Accounting Policies" and Note 4 “Revenue Recognition” in the Notes to Consolidated Financial Statements in this Form 10-K.
The Company recognizes revenue from the sale of its products when it satisfies the terms of a sales order from a customer, and transfers control of the products ordered to the customer. Control transfers at a point in time when products are shipped, and in certain cases, when products are received by customers. In addition, the Company recognizes revenue at the point of sale on transactions with consumers at its retail locations. The Company receives a royalty from the licensing of its trademarks and service marks to third parties for certain apparel, gear and golf accessories. Royalty income is recognized over time in net sales as underlying product sales occur, subject to certain minimum royalties, in accordance with the related licensing arrangements and is included in the Company's Apparel, Gear and Other operating segment. Revenues from gift cards are deferred and recognized when the cards are redeemed. The Company’s gift cards have no expiration date. The Company recognizes revenue from unredeemed gift cards, otherwise known as breakage, when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws.
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
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout a product's life cycle of approximately two years, and price concessions or price reductions are generally offered at the end of a product's life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to net sales using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates, and adjusts the rate as deemed necessary in order to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate during the twelve months ended December 31, 2019, and the Company's actual amount of variable consideration related to these sales programs has historically not been materially different from its estimates. However, if the actual variable consideration is significantly different than the accrued estimates, the Company may be exposed to adjustments to revenue that could be material. Assuming there had been a 10% increase over the accrued estimated variable consideration for 2019 sales program incentives, pre-tax income for the year ended December 31, 2019 would have decreased by approximately $2.0 million.
The Company records an estimate for anticipated returns as a reduction of sales and cost of sales, and accounts receivable in the period that the related sales are recorded. The cost recovery of inventory associated with this reserve is accounted for in other current assets. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also offers certain customers sales programs that allow for specific returns. The Company records a return liability for anticipated returns related to these sales programs at the time of the sale based on the terms of the sales program. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance for sales returns. However, if the actual costs of sales returns are significantly different than the recorded estimated allowance, the Company may be exposed to losses or gains that could be material. Assuming there had been a 10% increase over the recorded estimated allowance for 2019 sales returns less the cost recovery of inventory, pre-tax income for the year ended December 31, 2019 would have decreased by approximately $2.9 million.
Allowance for Doubtful Accounts
The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. If the actual uncollected amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly adversely affected. Assuming there had been a 10% increase in uncollectible accounts over the 2019 recorded estimated allowance for doubtful accounts, pre-tax income for the year ended December 31, 2019 would have decreased by approximately $1.3 million.
Inventories
Inventories related to golf equipment products are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon current inventory levels, sales trends and historical experience as well as management’s understanding of market conditions and forecasts of future product demand, all of which are subject to change. The calculation of the Company’s allowance for obsolete or unmarketable inventory requires management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand and pricing, regulatory (USGA and R&A) rule changes, the promotional environment and technological obsolescence. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance. However, if estimates regarding consumer demand are inaccurate or change, the Company may need to increase its inventory allowance, which could significantly adversely affect the Company’s operating results.
Merchandise inventories for Jack Wolfskin, TravisMathew and Callaway branded soft goods offered for sale at the Company's retail stores and through its on-line business are stated at the lower of cost or net realizable value, which generally is the merchandise selling price. Cost is calculated using the retail inventory method. Under the retail inventory method, inventory is stated at its current retail selling value and then is converted to a cost basis by applying a cost-to-retail ratio based on beginning inventory and the fiscal year purchase activity. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of markdowns needed in order to sell through slow-moving inventories. Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to mark down merchandise, the resulting gross margin reduction is recognized in the period in which the markdown is recorded. During each accounting period the Company records adjustments to its inventories, which are reflected in cost of goods sold, if the cost of specific inventory items on hand exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory. This adjustment calculation requires making assumptions and estimates, which are based on factors such as merchandise seasonality, historical trends and inventory levels, including estimated sell-through rates of remaining units. If the Company's assumptions and estimates are inaccurate or change, the Company may need to increase its markdown of inventory, which could significantly adversely affect the Company’s operating results.
Assuming there had been a 10% increase in obsolete or unmarketable inventory over the 2019 recorded estimated allowance for obsolete or unmarketable inventory, pre-tax income for the year ended December 31, 2019 would have decreased by approximately $2.0 million.
Long-Lived Assets, Goodwill and Non-Amortizing Intangible Assets
In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets, including property, plant and equipment, amortizing intangible assets and investments whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable or exceeds its fair value. The Company evaluates the recoverability of its goodwill and non-amortizing intangible assets at least annually or more frequently whenever indicators are present that the carrying amounts of these assets may not be fully recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining the amount of undiscounted cash flows directly related to the potentially impaired asset, the useful life over which cash flows will occur, the timing of the impairment test, and the asset’s residual value, if any.
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
The Company uses its best judgment based on current facts and circumstances related to its business when making these estimates. However, if actual results are not consistent with the Company’s estimates and assumptions used in calculating future cash flows and asset fair values, the Company may be exposed to losses that could be material. The Company completed its annual impairment test and fair value analysis of goodwill and other indefinite-lived intangible assets as of December 31, 2019, and the estimated fair values of the Company’s reporting units, as well as the estimated fair values of certain trade names and trademarks, significantly exceeded their carrying values. As a result, no impairment was recorded as of December 31, 2019.
Income Taxes
Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to ASC Topic 740 and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. In accordance with the applicable accounting rules, the Company maintains a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions. For further information, see Note 12 “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.
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
In December 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Company has elected to treat global intangible low taxed income ("GILTI") as a period cost and will expense GILTI in the period it is incurred. No other income tax policies have been adopted or adjusted as a result of the Tax Act. For further information, see Note 12 “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.
Business Combinations
The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require the Company to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, the use of expected future revenues, cash flows and growth rates as well as estimated discount rates. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects Company amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period of one year from the acquisition date, the Company recorded adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any subsequent adjustments to the acquired assets and liabilities will be recorded in earnings.
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
The Company accounts for its foreign currency forward contracts and cross-currency debt swaps in accordance with ASC Topic 815, "Derivatives and Hedging" ("Topic 815"). Topic 815 requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as a designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Gains and losses from the remeasurement of qualifying foreign currency forward contracts are recorded as a component of other comprehensive income and released into earnings as a component of cost of goods sold or net sales during the period in which the hedged transaction takes place. Gains and losses from the remeasurement of qualifying cross-currency debt swap contracts are recorded as a component of other comprehensive income and released into earnings as a component of interest expense during the period in which the hedged transaction takes place. Gains and losses on the ineffective portion of hedges (hedges that do not meet accounting requirements due to ineffectiveness) are recorded immediately in earnings as a component of cost of goods sold and/or interest expense, and derivatives that are not elected for hedge accounting treatment are recorded immediately in earnings as a component of other income (expense).
Foreign currency forward contracts and cross-currency debt swaps are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange and interest rate movements. The Company does not enter into foreign currency forward contracts and cross-currency debt swaps for speculative purposes. The Company utilizes counterparties for its derivative instruments that it believes are credit-worthy at the time the transactions are entered into and the Company closely monitors the credit ratings of these counterparties.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Form 10-K, which is incorporated herein by this reference.
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with the accounting principles generally accepted in the United States ("GAAP"), the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. This non-GAAP information includes certain of the Company’s financial results on a constant currency basis. This constant currency information estimates what the Company’s financial results would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency results and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. In addition, this non-GAAP information includes certain of the Company's financial results for the years ended December 31, 2019 and 2018, without transaction costs and transition costs, and purchase accounting amortization expenses associated with the Jack Wolfskin acquisition, and amortization costs of intangible assets associated with the Jack Wolfskin, OGIO and TravisMathew acquisitions for the years ended December 31, 2019 and 2018, and the amortization costs of intangible assets associated with the OGIO and TravisMathew acquisitions for the year ended December 31, 2017.
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
The Company designs, manufactures and sells a full line of high quality golf equipment, including golf clubs and golf balls, and apparel, gear and other products. The Company designs its golf products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company designs its golf products for golfers of all skill levels, both amateur and professional. In addition, the Company designs and develops a full line of high quality soft goods, including golf bags, apparel, footwear and other golf accessories. In 2017, the Company expanded its soft goods lines with the acquisitions of OGIO and TravisMathew. Under the OGIO brand, the Company offers a full line of premium personal storage gear for sport and personal use, a line of performance outerwear for men, and golf and apparel accessories. TravisMathew offers a full line of premium golf and lifestyle apparel as well as footwear and accessories. In January 2019, the Company completed the acquisition of JW Stargazer Holding GmbH, the owner of the international, premium outdoor apparel, gear and accessories brand, Jack Wolfskin. This acquisition to further enhanced the Company's lifestyle category and provides a platform for future growth in the active outdoor and urban outdoor categories. The Company's soft goods under the Callaway, OGIO, TravisMathew and Jack Wolfskin brands are largely designed and developed internally.
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
Apparel, Gear and Other operating segment includes the newly acquired Jack Wolfskin outdoor apparel, gear and accessories business, the TravisMathew golf and lifestyle apparel and accessories business, and the Callaway and OGIO businesses, which consists of golf apparel and accessories, storage gear for sport and personal use, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products.
Comparative periods have been reclassified to reflect these changes. As discussed in Note 19 “Segment Information” in the Notes to Consolidated Financial Statements in this Form 10-K, the Company’s operating segments exclude a significant amount of corporate general administrative expenses and other income (expense) not utilized by management in determining segment profitability.
Cost of Sales
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. Historically, over 85% of the Company's manufacturing costs, primarily material and component costs, are variable in nature and fluctuate with sales volumes. With respect to the Company's Golf Equipment operating segment, variable costs as a percentage of cost of sales range between 85% to 95% for golf club products and 70% to 80% for golf ball products. Variable costs for soft goods in the Apparel, Gear and Other operating segment are generally greater than 85% as fewer fixed costs are used in the manufacturing of soft goods products. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Years Ended December 31, 2019 and 2018—Segment Profitability" and "Years Ended December 31, 2018 and 2017—Segment Profitability" below for further discussion of gross margins.
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
Apparel, Gear and Other
Sales of the Company's golf and lifestyle apparel, gear and accessories generally follow the same seasonality as golf equipment, and are therefore generally higher during the first half of the year when the game of golf is mostly played. Sales of outdoor apparel, footwear and equipment related to the Company's newly acquired Jack Wolfskin business focuses primarily on outerwear and consequently experiences stronger sales for such products during the cold-weather months and the corresponding prior sell-in periods. Therefore, sales of Jack Wolfskin product are generally greater during the second half of the year.

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
Coronavirus Impact
In December 2019, a new strain of the coronavirus (COVID-19) was reported to have surfaced in Wuhan, China and subsequently spread to other parts of China as well as other countries, bringing the total to at least 30 countries worldwide with confirmed cases of COVID -19. On January 30, 2020, the World Health Organization Director General declared the outbreak of this virus as a Public Health Emergency of International Concern.
In an effort to mitigate the spread of this virus, there have been various government mandated restrictions, as well as voluntary privately implemented restrictions, including restrictions that have resulted in temporary business and retail store closures, temporary restrictions on employees working, travel restrictions, restrictions on public gatherings and the quarantining of people who may have been exposed to the virus. These restrictions, together with a general mindset of fear of catching the virus among many in China, Japan and Korea, caused a significant disruption in the Company’s supply chain for its golf equipment, apparel and other products sold globally, and resulted in temporary closures of its corporate offices and retail stores in China, as well as the cancellation of golf tournaments and events and a significant decrease in demand for consumer products in those regions.
We have been taking steps to protect our employees and manage our operations under these conditions and restrictions. The Company and its suppliers are beginning to resume operations but are not at full capacity and demand for consumer products has not recovered in the affected areas in Asia. The impact of the virus varies from region to region and from day to day and any significant additional spreading of the virus could exacerbate the effect on the Company’s business. Overall, the outbreak of the COVID-19 virus is likely to have a further impact in 2020 on the global economy, the Company’s ability to manufacture its products for sale globally, and on demand for consumer products, all of which could have a significant negative impact on the Company’s financial results in 2020. Given the dynamic nature of this outbreak, however, it is impossible to predict with any degree of certainty the total impact of this outbreak.
Executive Summary of Results of Operations
Following two record sales years in 2017 and 2018, the Company was able to achieve another record year in 2019 with sales growth of 36.9% compared to 2018, which was a result of increases in both of the Company’s operating segments as well as increases across all major geographical regions. This increase largely reflects the impact from the Company's acquisition of the premium, outdoor apparel company, Jack Wolfskin in January 2019, which marks an important part in the Company’s long-term strategy of expanding its business in areas that are complementary to golf, and transforming Callaway Golf into a premium golf equipment and active lifestyle company.
As a result of the Jack Wolfskin acquisition, which contributed incremental net sales of $356.2 million in 2019, net sales in the Company’s Apparel, Gear and Other operating segment increased 118.8% to $721.9 million in 2019 compared to $329.9 million in 2018. This increase also reflects the success of the Company’s TravisMathew business, which grew double digits in 2019 as it continues to expand its wholesale, retail and e-commerce businesses.
Net sales in the Company’s Golf Equipment operating segment increased 7.3% to $979.2 million in 2019 compared to $912.9 million in 2018. This increase reflects revenue growth in every major market resulting from the strength of the product lines launched in 2019.
Gross margin for 2019 decreased 140 basis points to 45.1% compared to 46.5% in 2018 largely due to a shift in sales mix of more premium golf club products in 2019, which incorporate more advanced technology and higher costs. In addition, in 2019 the Company continued to invest in its golf ball manufacturing plant to increase capacity and improve its manufacturing capabilities, which resulted in the recognition of additional costs associated with these conversions. As of December 31, 2019, the Company had substantially completed this project.
Operating expenses increased $184.2 million or 40.9% to $634.1 million in 2019 compared to $449.9 million in 2018 primarily due to the addition of $153.8 million from the Jack Wolfskin business, combined with additional costs associated with the acquisition and integration of the Jack Wolfskin business. This increase also reflects additional investments in the Company’s TravisMathew business and Golf Equipment business in order to sustain growth, including continued investments in research and development, especially in artificial intelligence, tour and in customer facing initiatives such as fitting capabilities and business-to-business systems.
The Company's diluted earnings per share in 2019 decreased to $0.82 per share compared to $1.08 per share in 2018. On a non-GAAP basis, excluding transaction and transition costs associated with the Jack Wolfskin acquisition and amortization expense of intangible assets associated with the Jack Wolfskin, TravisMathew and OGIO acquisitions, diluted earnings per share would have been $1.10 per share in 2019 compared to $1.08 in 2018, resulting in a 2.0% increase year over year. This increase was driven by the increase in sales in the Company's golf equipment and TravisMathew businesses as well as the addition of the Jack Wolfskin business in 2019. The Company is pleased with this result given it had to absorb a $31.1 million negative sales impact from changes in foreign currency rates, $5.0 million related to incremental tariffs and $33.8 million in interest primarily related to its financing of the Jack Wolfskin acquisition.
Years Ended December 31, 2019 and 2018
Net sales for the year ended December 31, 2019 increased $458.3 million (36.9%) to $1,701.1 million compared to $1,242.8 million for the year ended December 31, 2018 primarily due to the Company's acquisition of the outdoor apparel, gear and accessories company, Jack Wolfskin, which added incremental sales of $356.2 million to the Company's Apparel, Gear and Other operating segment. Excluding this acquisition, net sales increased $102.0 million (8.2%) for the year ended December 31, 2019, compared to 2018, primarily due to a 7.3% increase in the Golf Equipment segment as well as the continued success of the TravisMathew apparel business. Net sales for the year ended December 31, 2019 would have been $31.2 million higher using average foreign exchange rates in effect in 2018.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Years Ended December 31,		Growth
	2019	2018(1)	Dollars	Percent
Net sales:
Golf Equipment	$979.2	$912.9	$66.3	7.3%
Apparel, Gear and Other	721.9	329.9	392.0	118.8%
	$1,701.1	$1,242.8	$458.3	36.9%

(1)	The Company changed its operating segments as of January 1, 2019. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
For further discussion of each operating segment’s results, see "Operating Segments Results for the Years Ended December 31, 2019 and 2018" below.
Net sales information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth		Constant Currency Growth vs. 2018
	2019	2018(1)	Dollars	Percent	Percent
Net sales:
United States	$788.2	$708.5	$79.7	11.2%	11.3%
Europe	428.6	149.6	279.0	186.5%	201.9%
Japan	246.3	223.7	22.6	10.1%	8.9%
Rest of World	238.0	161.0	77.0	47.8%	54.6%
	$1,701.1	$1,242.8	$458.3	36.9%	39.4%

(1) In connection with the Company's assessment of its operating and reportable segments, the Company also reassessed its reportable regions. As a result, starting on January 1, 2019, the Company began to report regional sales previously reported in rest of Asia and other foreign countries in rest of world. Accordingly, the prior period amounts have been reclassified to conform to current year presentation of regional sales.
Net sales in the United States increased $79.7 million (11.2%) to $788.2 million during 2019 compared to $708.5 million in 2018. Net sales in regions outside of the United States increased $378.6 million (70.9%) to $912.9 million in 2019 compared to $534.3 million in 2018. Fluctuations in foreign currencies had an unfavorable impact on international net sales of $31.2 million in 2019 relative to the prior year. The increase in net sales by region includes the following:

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

•	The increase in Japan was primarily due to an increase in sales of golf equipment.

•
The increase in Rest of World was primarily driven by incremental apparel sales in China resulting from the Jack Wolfskin acquisition completed in January 2019, partially offset by the unfavorable impact of foreign currency fluctuations on sales.

Gross profit increased $188.4 million to $766.8 million in 2019 from $578.4 million in 2018. Gross profit as a percent of net sales ("gross margin") decreased 140 basis points to 45.1% in 2019 from 46.5% in 2018. This decrease was primarily due to amortization charges of $10.9 million related to a fair value adjustment to Jack Wolfskin's inventory recorded as part of the Company's purchase price allocation, which resulted in a negative impact to gross margin of 60 basis points. The remaining decrease in margin of 80 basis points was due to a shift in current year product mix in the golf equipment segment to sales of more premium products, which generally have lower margins due to more advanced technology, combined with the negative impact of increased tariff expense and unfavorable changes in foreign currency rates. These decreases were partially offset by sales growth from the Company's TravisMathew business, which is accretive to gross margin. For a further discussion of gross margin, see "Segment Profitability" below.
Selling expenses increased by $129.5 million to $438.2 million (25.8% of net sales) in 2019 compared to $308.7 million (24.8% of net sales) in 2018. This increase reflects $114.4 million of incremental costs resulting from the addition of the Jack Wolfskin business, a $5.9 million increase in employee costs, and a $3.8 million increase in professional fees as a result of additional investments in the business to sustain the Company's growth,
General and administrative expenses increased by $44.8 million to $145.3 million (8.5% of net sales) in 2019 compared to $100.5 million (8.1% of net sales) in 2018. This increase was primarily due to $30.1 million of incremental costs resulting from the addition of the Jack Wolfskin business, in addition to increases of $10.6 million in transaction and transition costs related to the Jack Wolfskin acquisition combined with expense from the purchase accounting amortization of intangible assets, and $3.6 million in legal expense.
Research and development expenses increased by $9.8 million to $50.6 million (3.0% of net sales) in 2019 compared to $40.8 million (3.3% of net sales) in 2018. This increase was primarily due to $9.3 million of incremental costs resulting from the addition of the Jack Wolfskin business.
Interest expense increased by $33.8 million to $39.3 million in 2019 compared to $5.5 million in 2018 primarily due to $31.7 million of incremental interest expense recognized from the Term Loan Facility and related debt issuance costs in connection with the Jack Wolfskin acquisition completed in January 2019 (see Note 5 "Business Combinations" and Note 6 "Financing Arrangements" to the Notes to Consolidated Financial Statements in this Form 10-K).
Other income decreased by $6.2 million to $1.6 million in 2019 compared to $7.8 million in 2018 primarily due to the recognition of a net loss of $3.9 million from the remeasurement of a foreign currency forward contract that was put in place to mitigate the risk of foreign currency fluctuations on the acquisition of Jack Wolfskin, combined with a decline in net foreign currency gains from non-designated foreign currency hedging contracts, and an increase in net foreign currency transaction losses year over year.

The provision for income taxes decreased by $9.5 million to $16.5 million in 2019, compared to $26.0 million in 2018 primarily due to the decline in pre-tax income. As a percentage of pre-tax income, the Company's effective tax rate during 2019 declined to 17.3% compared to 19.8% in 2018 primarily due to a shift in the mix of foreign earnings relative to the prior year. For further discussion, see Note 12 "Income Taxes" to the Notes to Consolidated Financial Statements in this Form 10-K.
Net income in 2019 decreased 24.2% to $79.4 million compared to $104.7 million in 2018. Diluted earnings per share decreased to $0.82 in 2019 compared to $1.08 in 2018. On a non-GAAP basis, excluding after-tax acquisition related costs as well as certain hedging losses associated with the purchase price of Jack Wolfskin, and excluding after-tax purchase accounting amortization expenses related to the Jack Wolfskin, TravisMathew and OGIO acquisitions, the Company's net income and diluted earnings per share for the year ended December 31, 2019 would have been $105.7 million and $1.10 per share compared to $104.9 million and $1.08 per share for the comparative period in 2018. The increased non-GAAP earnings in 2019 is primarily due to the new Jack Wolfskin business combined with growth in the TravisMathew business, the success of the golf equipment product lines launched in 2019, in addition to a lower tax rate, partially offset by a $33.8 million increase in interest expense primarily as a result of the new Term Loan Facility to fund the purchase of Jack Wolfskin.
The table below presents a reconciliation of the Company's results under GAAP for the year ended December 31, 2019 and 2018 to the Company's non-GAAP results as defined above for the same periods (in millions, except per share information).

	Year Ended December 31, 2019				Year Ended December 31, 2018
	GAAP	Acquisition and Transition Expenses(1)	Non-Cash Purchase Accounting Adjustments(2)	Non-GAAP	GAAP	Acquisition and Transition Expenses(1)	Non-Cash Purchase Accounting Adjustments(2)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	$79.4	$(13.9)	$(12.4)	$105.7	$104.7	$0.6	$(0.8)	$104.9

Diluted earnings (loss) per share	$0.82	$(0.15)	$(0.13)	$1.10	$1.08	$0.01	$(0.01)	$1.08
Weighted-average shares outstanding	96.3	96.3	96.3	96.3	97.2	97.2	97.2	97.2

(1)
Represents non-recurring transaction fees, including banker’s fees, legal fees, consulting and travel, and transition costs, including consulting, audit fees and valuations services associated with the acquisition of Jack Wolfskin completed in January 2019, as well as other non-recurring advisory fees. In addition, 2019 includes a net loss and 2018 includes a net gain due to the remeasurement of a foreign currency forward contract to mitigate the risk of foreign currency fluctuations on the acquisition of Jack Wolfskin.

(2)
Represents the amortization of intangible assets related to the Company's OGIO and TravisMathew acquisitions in January 2017 and August 2017, respectively, as well as the amortization of intangible assets and the cost impact associated with a change in valuation of inventory (inventory step-up) related to the Company's Jack Wolfskin acquisition in January 2019.

Operating Segments Results for the Years Ended December 31, 2019 and 2018
Golf Equipment
Golf Equipment sales increased $66.3 million (7.3%) to $979.2 million in 2019 compared to $912.9 million in 2018 as a result of increases of $51.0 million or 7.1% in golf club sales and $15.3 million or 7.8% in golf ball sales. Net sales for Golf Equipment in 2019 reflect $11.6 million of unfavorable fluctuations in foreign currency rates.

Net sales information for the Golf Equipment segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2019	2018	Dollars	Percent
Net sales:
Golf Clubs	$768.3	$717.3	$51.0	7.1%
Golf Balls	210.9	195.6	15.3	7.8%
	$979.2	$912.9	$66.3	7.3%
Net sales of Golf Clubs increased $51.0 million (7.1%) to $768.3 million in 2019 compared to 2018 primarily due to increases in sales of irons and putters, partially offset by a decline in sales of woods. Net sales of irons and wedges increased due to the successful launch of the Apex and Big Bertha premium lines of irons in 2019 in addition to the 2019 launch of the Epic Forged premium line of irons and MD5 Jaws wedges with no comparable models launched in 2018, combined with the continued success of the prior year Rogue line of irons and MD4 wedges. The increase in putter sales was due to the success of the new platform of Stroke Lab putters launched in 2019. Net sales of woods declined due to the wide success of the Rogue line of fairway woods in 2018, which was a larger core product launch targeted toward a larger segment of the market compared to the premium Epic Flash line of fairway woods launched in 2019. Net sales of golf clubs were negatively impacted by $9.2 million of unfavorable foreign currency fluctuations period over period.
Net sales of Golf Balls increased $15.3 million (7.8%) to $210.9 million in 2019 compared to 2018, primarily due to the successful launch of the new ERC and Chrome Soft X Triple Track and Supersoft lines of golf balls in 2019, combined with the continued success of the 2018 Truvis and Chrome Soft golf balls, which resulted in an overall increase in market share period over period. Net sales of golf balls were negatively impacted by $2.5 million of unfavorable foreign currency fluctuations period over period.
Apparel, Gear, and Other
Net sales information for the Gear, Accessories and Other segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2019	2018	Dollars	Percent
Net sales:
Apparel	$410.7	$112.2	$298.5	266.0%
Gear, Accessories & Other	311.2	217.7	93.5	42.9%
	$721.9	$329.9	$392.0	118.8%
Net sales of Apparel increased $298.5 million (266.0%) to $410.7 million in 2019 compared to 2018. This increase was primarily due to incremental sales of outdoor apparel, gear and accessories as a result of the acquisition of Jack Wolfskin in January 2019, combined with the continued success of the TravisMathew apparel business. This increase in TravisMathew sales resulted from brand momentum, an increase in their wholesale business and an increase in direct-to-consumer sales due in part to the opening of five new retail stores in 2019 and six new retail stores in 2018. Net sales of apparel were negatively impacted by $12.4 million of unfavorable foreign currency fluctuations period over period.
Net sales of Gear, Accessories & Other increased $93.5 million (42.9%) to $311.2 million in 2019 compared to 2018. This increase was primarily due to the addition of Jack Wolfskin, combined with an increase in sales of Callaway branded golf gloves. Net sales of gear, accessories and other were negatively impacted by $7.3 million of unfavorable foreign currency fluctuations period over period.

Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2019	2018	Dollars	Percent
Income before income taxes:
Golf Equipment	$140.3	$128.6	$11.7	9.1%
Apparel, Gear, and Other	75.5	54.9	20.6	37.5%
Reconciling items(1)	(120.0)	(52.2)	(67.8)	129.9%
	$95.8	$131.3	$(35.5)	(27.0)%

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The $67.8 million increase in reconciling items in 2019 compared to 2018 includes incremental corporate general and administrative expenses associated with the addition of the Jack Wolfskin business in January 2019, in addition to $34.1 million in non-recurring charges that include (i) transition costs associated with the acquisition of Jack Wolfskin, (ii) the amortization of intangible assets and the cost impact associated with a change in valuation of inventory (inventory step-up) related to the Company's Jack Wolfskin acquisition, and (iii) amortization charges of intangible assets related to the Company's OGIO and TravisMathew acquisitions. Reconciling items in 2019 also include incremental interest expense of $31.7 million related to the Term Loan Facility used for the Jack Wolfskin acquisition as well as $3.9 million of net foreign currency exchange losses associated with the Jack Wolfskin acquisition. In 2018, reconciling items include $7.3 million of net foreign currency exchange gains, and $3.7 million of transaction costs associated with the Jack Wolfskin acquisition. For information on the acquisition of Jack Wolfskin and the Company's credit facilities and long-term debt obligations see Note 5 "Business Combinations" and Note 6 "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K .

Pre-tax income in the Company’s Golf Equipment operating segment improved to $140.3 million in 2019 from $128.6 million in 2018. This improvement was primarily due to a $13.3 million increase in gross profit as a result of the increase in net sales as discussed above, partially offset by a decline in gross margin due to a more premium mix of products sold in 2019 compared to 2018, which generally have lower margins due to the higher cost of more advanced technology, in addition to the recognition of higher golf ball manufacturing costs in 2019 associated with the complexity of managing production while completing major capital improvements on the golf ball manufacturing facility. The increase in gross profit was offset by a $1.6 million increase in operating expenses primarily to support the revenue growth period over period, combined with the negative impact from unfavorable changes in foreign currency rates.
Pre-tax income in the Company's Apparel, Gear, and Other operating segment increased to $75.5 million in 2019 from $54.9 million in 2018 primarily due to the addition of the Jack Wolfskin business in January 2019, combined with an improvement in gross margin as a result of the continued success of the TravisMathew apparel business, partially offset by the negative impact of unfavorable changes in foreign currency rates.
Years Ended December 31, 2018 and 2017
Net sales for the year ended December 31, 2018 increased $194.1 million (18.5%) to $1,242.8 million compared to $1,048.7 million for the year ended December 31, 2017. This improvement was driven by an increase in net sales in the Company's two operating segments and across all major geographical regions primarily due to continued brand momentum and the strength of the Company's 2018 product line, improved industry and macroeconomic conditions, as well as incremental apparel sales due to the TravisMathew acquisition completed in August 2017. In addition, net sales were favorably impacted by a decrease in sales promotions and incentives in 2018 compared to 2017. Fluctuations in foreign currencies had a favorable impact on net sales of $14.2 million.

The Company’s net sales by operating segment are presented below (dollars in millions):

	Years Ended December 31,		Growth
	2018(1)	2017(1)	Dollars	Percent
Net sales:
Golf Equipment	$912.9	$805.6	$107.3	13.3%
Apparel, Gear and Other	329.9	243.1	86.8	35.7%
	$1,242.8	$1,048.7	$194.1	18.5%

(1)	The Company changed its operating segments as of January 1, 2019. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
For further discussion of each operating segment’s results, see "Operating Segments Results for the Years Ended December 31, 2018 and 2017" below.
Net sales information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2018(1)	2017(1)	Dollars	Percent
Net sales:
United States	$708.5	$564.6	143.9	25.5%
Europe	149.6	140.9	8.7	6.2%
Japan	223.7	199.4	24.3	12.2%
Rest of World	161.0	143.8	17.2	12.0%
	$1,242.8	$1,048.7	$194.1	18.5%

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
Net sales in the United States increased $143.9 million (25.5%) to $708.5 million during 2018 compared to $564.6 million in 2017. Net sales in regions outside of the United States increased $50.2 million (10.4%) to $534.3 million in 2018 compared to $484.1 million in 2017. Fluctuations in foreign currencies had a favorable impact on international net sales of $14.2 million in 2018 relative to the prior year. The increase in net sales across all major regions reflects increases in all operating segments compared to 2017 primarily as a result of the success of the 2018 product line. In addition, the increase in net sales by region includes the following:

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

•	The increase in Rest of World was primarily driven by a 22% increase in sales in Korea year over year due to continued brand strength.

•
The increase in Europe was primarily due to the favorable impact of foreign currency changes combined with a slight increase in net sales year over year. Net sales were adversely affected in 2018 due to poor weather conditions which resulted in a slow start to the golf season.

Gross profit increased $98.0 million to $578.4 million in 2018 from $480.4 million in 2017. Gross profit as a percent of net sales ("gross margin") increased 70 basis points to 46.5% in 2018 from 45.8% in 2017. The increase in gross margin was primarily due an increase of 300 basis points in price and product mix partially offset by a 250 basis point increase in cost. The increase in price and product mix was primarily due to higher priced and higher margin products in the woods and golf ball product categories, combined with incremental sales of TravisMathew apparel, which was accretive to the Company's overall gross margin. The increase in cost was driven by higher priced materials and technology incorporated into the Rogue core line of golf clubs launched in the current year combined with increased manufacturing costs associated with the technology incorporated into current year golf ball products. For a further discussion of gross margin, see "Segment Profitability" below.
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
Research and development expenses increased by $4.2 million to $40.8 million (3.3% of net sales) in 2018 compared to $36.6 million (3.5% of net sales) in 2017, primarily due to an increase in employee costs as well as incremental expenses due to the addition of the TravisMathew business.
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
The Company recorded an income tax provision of $26.0 million in 2018, compared to $26.4 million in 2017. As a percentage of pre-tax income, the Company’s income tax rate declined to 19.8% in 2018 compared to 38.7% in 2017. This decline was primarily due to the Tax Act enacted in December 2017, which reduced the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, combined with an increase in R&D tax credits in 2018. For further discussion, see Note 12 "Income Taxes" to the Notes to Consolidated Financial Statements in this Form 10-K.
Net income in 2018 increased 151.1% to $104.7 million compared to $40.8 million in 2017. Diluted earnings per share increased to $1.08 on 97.2 million diluted shares outstanding in 2018 compared to $0.42 on 96.6 million diluted shares outstanding in 2017. On a non-GAAP basis, excluding pre-acquisition transaction costs as well as certain hedging gains associated with the purchase price of Jack Wolfskin, which netted to $0.6 million in 2018, and excluding after-tax acquisition costs of $7.1 million and the net impact of the new tax legislation of $3.4 million in 2017, the Company's net income and diluted earnings per share for 2018 would have been $104.1 million and $1.07 per share, respectively, compared to $51.3 million or $0.53 per share in 2017.

The table below presents a reconciliation of the Company's results under GAAP for the year ended December 31, 2018 and 2017 to the Company's non-GAAP results as defined above for the same periods (in millions).

	Year Ended December 31, 2018				Year Ended December 31, 2017
	GAAP	Acquisition and Other Non-Recurring Expenses(1)	Non-Cash Purchase Accounting Adjustments(3)	Non-GAAP	GAAP	Acquisition and Other Non-Recurring Expenses(2)	Non-Cash Purchase Accounting Adjustments(3)	Non-Cash Tax Adjustment(4)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	$104.7	$0.6	$(0.8)	$104.9	$40.8	$(4.7)	$(2.4)	$(3.4)	$48.9

Diluted earnings (loss) per share	$1.08	$0.01	$(0.01)	$1.08	$0.42	$(0.05)	$(0.02)	$(0.04)	$0.53
Weighted-average shares outstanding	97.2	97.2	97.2	97.2	96.6	96.6	96.6	96.6	96.6

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

(3)	Non-cash purchase accounting adjustments for 2018 and 2017 include amortization expense of intangible assets associated with the TravisMathew and OGIO acquisitions completed in 2017.

(4)
Represents the impact of the Tax Act as discussed above, which resulted in $7.5 million of income tax expense, offset by a non-recurring, non-cash $4.1 million tax benefit related to taxes on intercompany transactions, resulting from the 2016 release of the valuation allowance against the Company’s U.S. deferred tax assets.

Operating Segments Results for the Years Ended December 31, 2018 and 2017
Golf Equipment
Golf Equipment sales increased $107.3 million (13.3%) to $912.9 million in 2018 compared to $805.6 million in 2017. This increase was primarily due to the strength of the 2018 product line combined with improved market conditions. Additionally, in 2018, net sales were favorably impacted by a decline in the amount of variable consideration recognized for sales promotions and incentives under the new revenue recognition rules in 2018 compared to 2017. Net sales for 2018 reflect $9.7 million of favorable foreign currency fluctuations.
Net sales information for the Golf Equipment segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2018(1)	2017(1)	Dollars	Percent
Net sales:
Golf Clubs	$717.3	$643.1	$74.2	11.5%
Golf Balls	195.6	162.5	33.1	20.4%
	$912.9	$805.6	$107.3	13.3%

(1)	The Company changed its operating segments as of January 1, 2019. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
Net sales of Golf Clubs increased $74.2 million (11.5%) to $717.3 million in 2018 compared to $643.1 million in 2017 primarily due to an increase in sales of irons and putters, partially offset by a decrease in sales of woods. The increase in irons sales period over period was due to the success of the Rogue line of irons in 2018 relative to the Epic line of irons in 2017 and the Mack Daddy 4 wedges which were launched in the fourth quarter of 2017. The increase in putters resulted from the

2018 launch of the Odyssey EXO putters, as well as the continued success of the Odyssey Works Red and Black putter models launched in 2017. The decrease in sales of woods was primarily due to a small decline in market share combined with a decrease in sales of closeout products year-over year.
Net sales of Golf Balls increased $33.1 million (20.4%) to $195.6 million in 2018 compared to 2017, primarily due to increases of 11.6% in average selling prices and 7.8% in sales volume. These increases were primarily due to an overall increase in market share resulting from the successful launch of the 2018 Chrome Soft and Superhot 18 lines of golf balls at higher average selling prices compared to the Chrome Soft and Superhot models launched in the prior year, combined with the continued success of the Supersoft 17 line of golf balls.
Apparel, Gear and Other
Net sales information for the Apparel, Gear and Other segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2018(1)	2017(1)	Dollars	Percent
Net sales:
Apparel	$112.2	$61.1	$51.1	83.6%
Gear, Accessories & Other	217.7	182.0	35.7	19.6%
	$329.9	$243.1	$86.8	35.7%

(1)	The Company changed its operating segments as of January 1, 2019. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
Net sales of Apparel increased $51.1 million (83.6%) to $112.2 million in 2018 compared to 2017 primarily due to incremental sales of $63.9 million for TravisMathew apparel as a result of the acquisition completed in August 2017.
Net sales of Gear, Accessories & Other increased $35.7 million (19.6%) to $217.7 million in 2018 compared to 2017 primarily due to increased sales of golf accessories, golf bags and OGIO travel gear.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2018(1)	2017(1)	Dollars	Percent
Income before income taxes:
Golf Equipment	$128.6	$101.0	$27.6	27.3%
Apparel, Gear, and Other	54.9	41.0	13.9	33.9%
Reconciling items(2)	(52.2)	(73.9)	21.7	(29.4)%
	$131.3	$68.1	$63.2	92.8%

(1)	The Company changed its operating segments as of January 1, 2019. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.

(2)	Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability.
Pre-tax income in the Company’s Golf Equipment operating segment improved to $128.6 million in 2018 from $101.0 million in 2017, due to a $47.2 million increase in gross profit resulting from a $107.3 million (13.3%) increase in net sales as discussed above, partially offset by an increase in product cost, primarily in golf balls, as a result of the technology incorporated in the models launched in 2018, combined with the recognition of higher golf ball manufacturing costs in 2018 associated with the complexity of managing production while completing major capital improvements on the golf ball manufacturing facility. In addition, operating expenses increased by $19.6 million primarily due to increases in marketing, tour expense and employee costs, in addition to an increase in variable selling expenses due to higher sales year over year.

Pre-tax income in the Company's Apparel, Gear, and Other operating segment increased to $54.9 million in 2018 from $41.0 million in 2017. This increase was primarily due to an increase in operating income for TravisMathew due to incremental sales, partially offset by incremental expenses, resulting from the acquisition completed in August 2017, in addition to an increase in operating income for OGIO due to the improved financial performance of the brand period over period.
Financial Condition
The Company’s cash and cash equivalents increased $42.7 million to $106.7 million at December 31, 2019, from $64.0 million at December 31, 2018. This increase reflects the combined cash positions of the Company and Jack Wolfskin, which the Company acquired in January 2019 for $463.1 million (net of acquired cash). In order to fund the acquisition, including acquisition costs, the Company used proceeds from its credit facilities and entered into a Term Loan Facility for $480.0 million. Cash generated from operating activities decreased to $86.6 million during 2019 compared to $92.3 million during 2018 primarily due to a decrease in net income combined with the timing of inventory purchases and cash collections on accounts receivable year over year. In addition to the purchase of Jack Wolfskin, during 2019, the Company used its cash and cash equivalents combined with borrowings from its credit facilities to fund its operations and capital expenditures of $54.7 million primarily for its golf ball operations, as well as repay $36.7 million of its long-term debt, repurchase shares of its common stock for $28.1 million and invest $17.9 million in golf-related ventures. In addition, during 2019, the Company funded the acquisition of the apparel joint venture in Japan for $18.5 million. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its current and future credit facilities, as deemed necessary. See Note 6 "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K for further information on the Company's credit facilities and the Term Loan Facility.
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. Accounts receivable is also impacted by the timing of new product launches as well as the success of new products. With respect to the Company’s Golf Equipment business, the accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. Historically, the Company's accounts receivable with respect to its Apparel, Gear and Other operating segment generally aligned with the seasonality of the golf season. As a result of the Jack Wolfskin acquisition in January 2019, the Company's accounts receivable relating to this business is generally higher during the second half of the year due to the seasonal nature of the business, as many of the Jack Wolfskin products are geared toward the fall/winter season. As of December 31, 2019, the Company’s net accounts receivable increased to $140.5 million from $71.4 million as of December 31, 2018. This $69.1 million increase was primarily driven by an increase in sales during the fourth quarter of 2019 compared to the same period in 2018 as a result of the timing of products launched during the second half of the year in 2019 with no comparable launches in 2018. Accounts receivable as of December 31, 2019 also includes the addition of $27.1 million related to Jack Wolfskin.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company's Golf Equipment business, the buildup of inventory levels generally begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Historically, inventory levels with respect to the Company's Apparel, Gear and Other operating segment generally aligned with the seasonality of the golf season. As a result of the Jack Wolfskin acquisition in January 2019, the buildup of outdoor apparel inventory is generally higher in the second and fourth quarters due to the seasonal nature of this business, as many of the Jack Wolfskin products are geared toward the fall/winter season. The Company’s inventories increased to $456.6 million as of December 31, 2019 from $338.1 million as of December 31, 2018. This $118.6 million primarily reflects incremental inventory of $81.6 million related to Jack Wolfskin as well as the seasonality of this business, combined with an increase in Golf Equipment inventory related to the timing of products launched during the second half of the year. Inventories as a percentage of trailing 12 months net sales increased to 27.9% as of December 31, 2019 compared to 27.2% as of December 31, 2018.

Liquidity and Capital Resources
The information set forth in Note 6 “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K, is incorporated herein by this reference.
Liquidity
The Company’s principal sources of liquidity consist of its existing cash balances, funds expected to be generated from operations and its credit facilities. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations in 2020, and current and projected availability under its current or future credit facilities, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, required debt repayments and contractual obligations and commercial commitments for at least the next 12 months from the issuance of this Form 10-K.
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
Information about the Company's credit facilities and long-term borrowings is presented in Note 6 "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K, which is incorporated herein by this reference.
As of December 31, 2019, a significant amount of the Company's cash was held in regions outside of the United States as the Company uses a majority of its excess cash in the United States to repay borrowings on its short-term credit facility and long-term borrowings and reinvest in the business. Due to changes enacted by the Tax Act in December 2017, incremental U.S. federal income tax is no longer a consideration if the Company were to repatriate cash to the United States outside of settling intercompany balances. However, if the Company were to repatriate such cash, it may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against the Company's U.S. tax liability, if any. Additionally, the Company may need to pay certain state income taxes. The Company continues to maintain its indefinite reinvestment assertion with respect to most jurisdictions in which it operates because of local cash requirements to operate its business. However, the Company has estimated and accrued approximately $1.4 million for the net impact of any future repatriations on the Company's tax liability for jurisdictions in which the Company is not indefinitely reinvested.
Share Repurchases
Information about the Company's share repurchases during 2019 is presented in Part II, Item 5 in this Form 10-K under the heading "Purchases of Equity Securities by the Issuer and Affiliated Purchasers," which is incorporated herein by this reference.

Significant Obligations
The following table summarizes certain significant cash obligations as of December 31, 2019 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term Loan Facility(1)	$446.4	$4.8	$9.6	$9.6	$427.2
Interest on term loan facility	184.5	31.6	62.1	60.9	29.9
Equipment Notes(2)	19.7	4.9	10.2	4.6	—
Interest on equipment notes	1.4	0.6	0.7	0.1	—
ABL Facility	114.5	114.5	—	—	—
Japan ABL Facility	30.1	30.1	—	—	—
Finance Leases, including imputed interest(3)	1.2	0.6	0.4	0.1	0.1
Operating leases, including imputed interest(4)	213.0	34.6	53.8	39.1	85.5
Unconditional purchase obligations(5)	72.9	39.5	30.1	3.3	—
Uncertain tax contingencies(6)	7.3	0.4	0.9	1.0	5.0
Employee incentive compensation(7)	18.6	18.6	—	—	—
Other long term liabilities	0.7	—	—	—	0.7
Total	$1,110.3	$275.4	$167.8	$118.7	$548.4

(1)
In January 2019, to fund the purchase price of the Jack Wolfskin acquisition, the Company entered into a Credit Agreement which provides for a Term Loan B facility in an aggregate principal of $480.0 million, which was issued less $9.6 million in original issue discount and other transaction fees. As of December 31, 2019, the Company had $446.4 million outstanding under the Term Loan Facility, which is offset by unamortized debt issuance costs of $15.5 million as presented on the Company's consolidated balance sheet as of December 31, 2019. For further discussion, see Note 6 "Financing Arrangements" in the Notes to the Consolidated Financial Statements in this Form 10-K.

(2)
In December 2017, the Company entered into the 2017 Equipment Note secured by certain equipment at the Company's golf ball manufacturing facility. In August 2019, the Company entered into the 2019 Equipment Note and, as of December 31, 2019, the Company had an aggregate $19.7 million outstanding under these notes. For further discussion, see Note 6 "Financing Arrangements" in the Notes to the Consolidated Financial Statements in this Form 10-K.

(3)
Amounts represent future minimum payments under finance leases. At December 31, 2019, finance lease liabilities of $0.6 million were recorded in accounts payable and accrued expenses, and $0.6 million were recorded in other long-term liabilities in the accompanying consolidated balance sheets. For further discussion, see Note 3 "Leases" in the Notes to the Consolidated Financial Statements in this Form 10-K.

(4)
The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases. At December 31, 2019, short-term and long-term operating lease liabilities of $26.4 million and $137.7 million, respectively, were recorded in the accompanying consolidated balance sheets. For further discussion, see Note 3 "Leases" in the Notes to the Consolidated Financial Statements in this Form 10-K.

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

(6)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated balance sheet as of December 31, 2019. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 12 “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.

(7)	Amount represents accrued employee incentive compensation expense earned in 2019, and paid in February 2020.
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
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the twelve months ended December 31, 2019 was not material to the Company’s financial position, results of operations or cash flows.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company uses derivative financial instruments to mitigate its exposure to changes in foreign currency exchange rates and interest rates. Transactions involving these financial instruments are with creditworthy banks, primarily banks that are party to the Company's credit facilities (see Note 6 “Financing Arrangements” in the Notes to the Consolidated Financial Statements in this Form 10-K). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.
Foreign Currency Fluctuations
Information about the Company's foreign currency hedging activities is set forth in Note 18 "Derivatives and Hedging" in the Notes to the Consolidated Financial Statements in this Form 10-K, which is incorporated herein by this reference.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2019 through its foreign currency forward contracts.
The estimated loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, is $8.6 million at December 31, 2019. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 6 “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K. The Company's long-term borrowing commitments are subject to interest rate fluctuations, which could be material to the Company's cash flows and results of operations. In order to mitigate this risk, the Company enters into interest rate hedges as part of its interest rate risk management strategy. Information about the Company's interest rate hedges is provided in Note 18 "Derivatives and Hedging in the Notes to the Consolidated Financial Statements in this Form 10-K. In order to determine the impact of unfavorable changes in interest rates on the Company's cash flows and results of operations, the Company performed a sensitivity analysis as part of its risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $3.2 million over the 12-month period ending on December 31, 2019.
Item 8. Financial Statements and Supplementary Data
The Company’s Consolidated Financial Statements as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019, together with the report of the Company's independent registered public accounting firm, are included in this Annual Report on Form 10-K beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2019, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.
Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that as of December 31, 2019, the Company’s internal control over financial reporting was effective based on the COSO criteria.
Changes in Internal Control over Financial Reporting. In January 2019, the Company completed the acquisition of Jack Wolfskin (see Note 5 “Business Combinations” in the Notes to Consolidated Financial Statements in this Form 10-K). Pursuant to Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports as published by the United States Securities and Exchange Commission, the Company is allowed to exclude acquisitions from its report on internal controls over financial reporting for the first year after the acquisition when it is not possible to conduct an assessment of the acquired company. Due to the size, breadth and complexity of Jack Wolfskin's global operations, it was not possible for the Company to include Jack Wolfskin in its annual assessment of the effectiveness of internal control over financial reporting for the twelve months ended December 31, 2019. In terms of size, Jack Wolfskin is significant to the Company when comparing net sales and total assets. As of December 31, 2019, the Jack Wolfskin sales and total assets excluded from the Company's assessment of internal control over financial reporting represented 21% of the Company's net sales and 6% of the Company's total assets. The Company is in the process of integrating the Jack Wolfskin business and has substantially completed its preliminary evaluation of internal controls over financial reporting. The Company expects to include Jack Wolfskin in its assessment of internal controls in 2020. Except for the addition of the Jack Wolfskin business, during the twelve months ended December 31, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.
Item 9B. Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Callaway Golf Company
Carlsbad, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Callaway Golf Company and its subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 2, 2020 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in method of accounting for leases per Accounting Standards Update 2016-02, Leases (ASC 842).
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at JW Stargazer Holding GmBH, or JackWolfksin, which was acquired on January 4th 2019, and whose financial statements constitute 21% of net sales and 6% of total assets of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at JW Stargazer Holding GmBH.
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
March 2, 2020

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the Company’s executive officers is included under the caption “Information About the Company's Executive Officers” following Part I, Item 1 of this Form 10-K. The other information required by Item 10 will be included in the Company’s definitive Proxy Statement under the captions "Proposal No. 1 - Election of Directors," “Delinquent Section 16(a) Reports” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2019 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 11. Executive Compensation
The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company’s definitive Proxy Statement under the captions “Executive Officer Compensation,” “Executive Officer Compensation - Compensation Committee Report” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2019 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 will be included in the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of calendar year 2019 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the number of stock options and shares underlying restricted stock units and performance share units outstanding and authorized for issuance under all equity compensation plans of the Company as of December 31, 2019. See Note 15 “Share-Based Employee Compensation” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the equity plans of the Company.
Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units and Performance Share Units(3)	Weighted Average Exercise Price of Outstanding Options(4)	Number of Shares Remaining Available for Future Issuance
	(In thousands, except dollar amounts)
Equity Compensation Plans Approved by Shareholders(1)	2,727(2)	$6.53	9,643

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

(2)
Includes 55,425 shares underlying restricted stock units issuable under the 2013 Directors Plan, and 634,897 shares underlying stock options, 985,339 shares underlying restricted stock units and 1,050,993 shares underlying performance share units issuable under the 2004 Incentive Plan.

(3)	Outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan include 4,425 shares of accrued incremental stock dividend equivalent rights.

(4)	Does not include shares underlying restricted stock units and performance share units, which do not have an exercise price.

Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 will be included in the Company’s definitive Proxy Statement under the captions “Transactions with Related Persons” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2019 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information included in Item 14 will be included in the Company’s definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of calendar year 2019 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this report:
1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K beginning on page F-1:
•Report of Independent Registered Public Accounting Firm;
•Consolidated Balance Sheets as of December 31, 2019 and 2018;
•Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017;
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017;
•Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017;
•Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017; and
•Notes to Consolidated Financial Statements.
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

3.2
Sixth Amended and Restated Bylaws, as amended and restated as of August 6, 2019, incorporated herein by this reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, as filed with the Commission on November 6, 2019 (file no. 1-10962).

4.1
Form of Specimen Stock Certificate for Common Stock, incorporated herein by this reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the Commission on June 15, 2009 (file no. 1-10962).

4.2	Description of Registrants Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. †

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

10.3
Managing Director Agreement, effective November 1, 2014, as amended effective May 1, 2016 and August 21, 2018, by and between Callaway Germany Holdco GmbH and Melody Harris-Jensbach, incorporated herein by this reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Commission on February 28, 2019 (file no. 1-10962).

10.4
Third Amendment to the Managing Director Agreement, effective June 5, 2019, by and between Skyrager GmbH and Melody Harris-Jensbach, incorporated herein by this reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on August 9, 2019 (file no. 1-10962).

10.5
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

10.7
The Second Amendment to Officer Employment Agreement, effective August 7, 2017, by and between Callaway Golf Company and Brian P. Lynch, incorporated herein by this reference to Exhibit 10.2 to the Company's Current Report on Form 10-Q, as filed with the Commission on November 8, 2017 (file no. 1-10962).

10.8	Officer Employment Agreement effective September 1, 2013, by and between Callaway Golf Company and Glenn Hickey. †

10.9
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

10.11	Officer Employment Agreement effective February 21, 2020, by and between Callaway Golf Company and Joseph Flannery. †

10.12
Callaway Golf Company Amended and Restated 2004 Incentive Plan (effective May 2, 2017) incorporated herein by this reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on March 22, 2017 (file no. 1-10962).

10.13
Callaway Golf Company 2013 Non-Employee Directors Stock Incentive Plan (effective May 15, 2013), incorporated herein by this reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 5, 2013 (file no. 1-10962).

10.14
Form of Stock Unit Grant, incorporated herein by this reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Commission on February 28, 2019 (file no. 1-10962).

10.15	Form of Performance Unit Grant (Total Shareholder Return) for awards granted commencing with the fiscal year ended December 31, 2020. †

10.16	Form of Performance Unit Grant for awards granted commencing with the fiscal year ended December 31, 2020. †

10.17
Form of Performance Unit Grant, incorporated herein by this reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Commission on February 28, 2019 (file no. 1-10962).

10.18
Form of Performance Share Unit Grant, incorporated herein by this reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Commission on February 27, 2018 (file no. 1-10962).

10.19
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

10.21
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

10.30
Indemnification Agreement, effective May 8, 2018, between Callaway Golf and Russell Fleischer incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on May 10, 2018 (file no. 1-10962).

10.31
Indemnification Agreement, effective November 6, 2018, between Callaway Golf and Laura Flanagan, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on November 11, 2018 (file no. 1-10962).

10.32
Indemnification Agreement, dated November 21, 2019, between the Company and Scott H. Baxter, incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on November 22, 2019 (file no. 1-10962).

10.33
Release of Claims - General Release, dated August 30, 2019, by and between Callaway Golf Company and Richard H. Arnett, incorporated herein by this reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, as filed with the Commission on September 6, 2019 (file no. 1-10962).

Other Contracts

10.34
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

10.35
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

10.36
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

10.37
Credit Agreement, dated as of January 4, 2019, among Callaway Golf Company and Bank of America, N.A. as administrative agent, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on January 4, 2019 (file no. 1-10962).

10.38
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

10.39
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

21.1	List of Subsidiaries.†
23.1	Consent of Deloitte & Touche LLP.†
24.1	Limited Power of Attorney.†
31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Brian P. Lynch pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Oliver G. Brewer III and Brian P. Lynch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101
The following financial statements from the Callaway Golf Company Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Included in this report
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLAWAY GOLF COMPANY
By:	/S/ OLIVER G. BREWER III
Oliver G. Brewer III
President and Chief Executive Officer
Date: March 2, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of
Principal Executive Officer:

/S/ OLIVER G. BREWER III	President and Chief Executive Officer, Director	March 2, 2020
Oliver G. Brewer III

Principal Financial Officer:

/S/ BRIAN P. LYNCH	Executive Vice President, Chief Financial Officer	March 2, 2020
Brian P. Lynch

Principal Accounting Officer:

/S/ JENNIFER THOMAS	Vice President and Chief Accounting Officer	March 2, 2020
Jennifer Thomas

Non-Management Directors:

*	Director	March 2, 2020
Samuel H. Armacost

*	Director	March 2, 2020
Scott H. Baxter

*	Chairman of the Board	March 2, 2020
Ronald S. Beard

*	Director	March 2, 2020
John C. Cushman, III

*	Director	March 2, 2020
Laura J. Flanagan

*	Director	March 2, 2020
Russell L. Fleischer

*	Director	March 2, 2020
John F. Lundgren

*	Director	March 2, 2020
Adebayo O. Ogunlesi

*	Director	March 2, 2020
Linda B. Segre

*	Director	March 2, 2020
Anthony S. Thornley

*By:	/S/ BRIAN P. LYNCH
Brian P. Lynch
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Callaway Golf Company
Carlsbad, California
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Callaway Golf Company and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders' equity, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Inventories - Estimate for obsolete or unmarketable inventory-Refer to Note 2 to the financial statements
Critical Audit Matter Description
Inventories are valued at the lower of cost or net realizable value. The inventory balance is recorded net of an estimate for obsolete or unmarketable inventory. The Company’s allowance for obsolete or unmarketable inventory as of December 31, 2019 was $19.7 million. This estimate is based upon current inventory levels, sales trends and historical experience as well as management’s estimates of market conditions and forecasts of future product demand. If the estimate yields a value below cost, an allowance is recorded to reduce the carrying value of such inventories to net realizable value through a charge to cost of goods sold. Due to the judgment required to estimate future unmarketable inventory, forecasted product demand and pricing, auditing management’s estimates of net realizable value required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimate for obsolete or unmarketable inventory included the following, among others:

•	We tested the effectiveness of controls over the allowance for obsolete or unmarketable inventory.

•	We obtained an understanding of the process and assumptions used by management to develop the allowance for obsolete or unmarketable inventory.

•
We tested a sample of inventory items to determine if the allowance for obsolete or unmarketable inventory for these selections was reasonable through evaluations of historical margin data, obtaining evidence of past or future product orders and other qualitative factors.

•
We compared management’s prior-year reserve estimate to the amount of inventory written off or otherwise disposed of during the current year to identify potential bias in the determination of the inventory reserves.

Revenue - Estimate of variable consideration related to future sales programs - Refer to Note 4 to the Financial statements
Critical Audit Matter Description
The Company records an estimate of variable consideration for certain future sales program incentives, which include sell-through promotions and price concessions or price reductions that it offers to its customers. The estimate of variable consideration to be offered in the future is recorded as a reduction of revenue and a reserve against receivables at the time of the original sale based on a rate that includes historical and forecasted data. The Company’s reserve for variable consideration related to future sales programs as of December 31, 2019 was $20.3 million. Due to the judgment required to estimate future sales promotions and price concessions, auditing management’s estimates of the amount of related variable consideration required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimate of variable consideration for certain future sales program incentives included the following, among others:

•	We tested the effectiveness of management’s controls over the estimated future promotions and price concessions or price reductions.

•
We compared the estimated future promotions and price concessions or price reductions to trends in past promotions, price concessions and price reductions by product category based on historical concession levels and the timing of sales of products.

•	We selected a sample of variable consideration by product and tested the estimated reserve by comparing historical concession levels for similar products and actual product revenues to the reserve.

•
We evaluated management’s ability to accurately forecast sales and planned future promotions and price concessions or price reductions by comparing actual results to management’s historical forecasts for the same or similar products.

Business Combinations - Estimate for valuation of acquired trade name intangible assets- Refer to Note 5 to the Financial Statements
Critical Audit Matter Description
The Company’s valuation of trade name intangible assets acquired through the Jack Wolfskin acquisition involves management estimates utilizing valuation techniques. The Company used the royalty savings income approach, which requires management to make significant estimates and assumptions related to royalty rates and forecasts of future revenues. Changes in these assumptions could have a significant impact on either the fair value, the amount of recorded trade name asset or goodwill attributable to the acquisition. The trade name asset acquired was $239 million as of December 31, 2019.

Given the significant judgments made by management to estimate the fair value of the Jack Wolfskin trade name, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the royalty rate and forecasts of future revenue, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of the acquired trade name intangible assets included the following, among others:

•	We tested the effectiveness of controls over the determination of valuation inputs and outputs upon acquisition.

•	We obtained an understanding of the process and assumptions used by management to develop the valuation of acquired trade name intangible assets.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the royalty rate, including testing the source information underlying the determination of the royalty rate, testing the mathematical accuracy of the calculation, developing a range of independent estimates and comparing those to the royalty rate selected by management.

•	We evaluated management’s ability to accurately forecast future revenue utilizing industry and historical forecasts.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 2, 2020

We have served as the Company’s auditor since 2002.

CALLAWAY GOLF COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$106,666	$63,981
Accounts receivable, net	140,455	71,374
Inventories	456,639	338,057
Income taxes receivable	9,919	713
Other current assets	75,671	50,781
Total current assets	789,350	524,906
Property, plant and equipment, net	132,760	88,472
Operating lease right-of-use assets, net	160,098	—
Intangible assets, net	493,423	224,692
Goodwill	203,743	55,816
Deferred taxes, net	73,948	75,079
Investment in golf-related venture (Note 9)	90,134	72,238
Other assets	16,230	10,639
Income taxes receivable	862	1,102
Total assets	$1,960,548	$1,052,944
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	276,300	208,653
Accrued employee compensation and benefits	46,891	43,172
Asset-based credit facilities	144,580	40,300
Accrued warranty expense	9,636	7,610
Operating lease liabilities, short-term	26,418	—
Current portion of long-term debt	7,317	2,411
Income taxes payable	12,104	1,091
Total current liabilities	523,246	303,237
Long-term liabilities:
Operating lease liabilities, long-term	137,696	—
Income tax liability	7,264	4,430
Deferred taxes, net	73,483	1,796
Long-term debt (Note 6)	443,259	7,218
Other long-term liabilities	8,247	1,955
Commitments & contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at both December 31, 2019 and 2018	—	—
Common stock, $.01 par value, 240,000,000 shares authorized, 95,648,648 shares issued at both December 31, 2019 and 2018, respectively	956	956
Additional paid-in capital	323,600	341,241
Retained earnings	489,382	413,799
Accumulated other comprehensive loss	(22,422)	(13,700)
Less: Common stock held in treasury, at cost, 1,450,875 shares and 1,137,470 shares at December 31, 2019 and 2018, respectively	(24,163)	(17,722)
Total Callaway Golf Company shareholders’ equity	767,353	724,574
Non-controlling interest in consolidated entity (Note 10)	—	9,734
Total shareholders’ equity	767,353	734,308
Total liabilities and shareholders’ equity	$1,960,548	$1,052,944
The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net sales	$1,701,063	$1,242,834	$1,048,736
Cost of sales	934,276	664,465	568,288
Gross profit	766,787	578,369	480,448
Selling expenses	438,238	308,709	270,890
General and administrative expenses	145,302	100,466	94,153
Research and development expenses	50,579	40,752	36,568
Total operating expenses	634,119	449,927	401,611
Income from operations	132,668	128,442	78,837
Interest income	807	594	454
Interest expense	(39,300)	(5,543)	(4,365)
Other income (expense), net	1,594	7,779	(6,871)
Income before income taxes	95,769	131,272	68,055
Income tax provision	16,540	26,018	26,388
Net income	79,229	105,254	41,667
Less: Net income (loss) attributable to non-controlling interests	(179)	514	861
Net income attributable to Callaway Golf Company	$79,408	$104,740	$40,806

Earnings per common share:
Basic	$0.84	$1.11	$0.43
Diluted	$0.82	$1.08	$0.42
Weighted-average common shares outstanding:
Basic	94,251	94,579	94,329
Diluted	96,287	97,153	96,577

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$79,229	$105,254	$41,667
Other comprehensive income (loss):
Change in derivative instruments	(5,585)	153	(2,492)
Foreign currency translation adjustments	(4,751)	(7,672)	14,361
Comprehensive income, before income tax on other comprehensive income items	68,893	97,735	53,536
Income tax expense on derivative instruments	1,275	282	594
Comprehensive income	70,168	98,017	54,130
Less: Comprehensive income (loss) attributable to non-controlling interests	(339)	297	163
Comprehensive income attributable to Callaway Golf Company	$70,507	$97,720	$53,967

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$79,229	$105,254	$41,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,951	19,948	17,605
Lease amortization expense	30,893	—	—
Amortization of debt issuance costs	3,262	—	—
Inventory step-up from acquisitions	10,885	—	3,112
Deferred taxes, net	(1,381)	21,705	24,594
Non-cash share-based compensation	12,896	13,530	12,647
Loss (gain) on disposal of long-lived assets	218	(13)	1,490
Unrealized foreign currency loss (gain)	3,642	(4,585)	1,023
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(44,476)	(2,109)	51,618
Inventories	(33,952)	(78,017)	(52,010)
Other assets	(12,124)	(9,975)	(6,533)
Accounts payable and accrued expenses	34,908	22,268	15,414
Accrued employee compensation and benefits	(2,460)	3,148	7,021
Accrued warranty expense	(144)	953	1,262
Operating and financing leases	(29,874)	—	—
Income taxes receivable/payable, net	1,414	82	(2,155)
Other liabilities	(1,337)	93	944
Net cash provided by operating activities	86,550	92,282	117,699
Cash flows from investing activities:
Capital expenditures	(54,702)	(36,825)	(26,203)
Investment in golf-related ventures	(17,897)	(1,743)	(21,499)
Acquisitions, net of cash acquired	(463,105)	—	(183,478)
Proceeds from sales of property and equipment	38	43	587
Net cash used in investing activities	(535,666)	(38,525)	(230,593)
Cash flows from financing activities:
Proceeds from (repayments of) credit facilities, net	105,850	(47,455)	75,789
Proceeds from issuance of long-term debt	493,167	—	11,815
Repayments of long-term debt	(36,685)	(2,186)	—
Principal payments on finance leases	(706)	—	—
Debt issuance costs	(19,091)	—	(2,246)
Exercise of stock options	368	1,636	5,362
Dividends paid, net	(3,776)	(3,788)	(3,773)
Acquisition of treasury stock	(28,073)	(22,456)	(16,617)
Distributions to non-controlling interest	—	(821)	(974)
Purchase of non-controlling interests	(18,538)	—	—
Net cash provided by (used in) financing activities	492,516	(75,070)	69,356
Effect of exchange rate changes on cash and cash equivalents	(715)	(380)	3,237
Net increase (decrease) in cash and cash equivalents	42,685	(21,693)	(40,301)
Cash and cash equivalents at beginning of year	63,981	85,674	125,975
Cash and cash equivalents at end of year	$106,666	$63,981	$85,674
Supplemental disclosures:
Cash paid for interest and fees	$32,875	$4,990	$4,594
Cash paid for income taxes, net	$9,520	$9,564	$10,788
Noncash investing and financing activities:
Accrued capital expenditures at period-end	$3,128	$2,672	$2,007
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$20,656	$5,744	$5,813

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Callaway Golf Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non-controlling Interest	Total
	Shares	Amount				Shares	Amount
Balance, December 31, 2016	94,214	$942	$330,206	$287,129	$(18,466)	(98)	$(905)	$598,906	$9,694	$608,600
Acquisition of treasury stock	—	—	—	—	—	(1,536)	(16,617)	(16,617)	—	(16,617)
Exercise of stock options	—	—	(1,899)	—	—	681	7,261	5,362	—	5,362
Compensatory awards released from restriction	825	8	(5,813)	—	—	542	5,805	—	—	—
Share-based compensation	—	—	12,647	—	—	—	—	12,647	—	12,647
Stock dividends	4	—	81	(81)	—	—	—	—	—	—
Cash dividends ($0.04 per share)	—	—	—	(3,773)	—	—	—	(3,773)	—	(3,773)
Equity adjustment from foreign currency translation	—	—	—	—	14,198	—	—	14,198	163	14,361
Change in fair value of derivative instruments, net of tax	—	—	—	—	(1,898)	—	—	(1,898)	—	(1,898)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(974)	(974)
Net income	—	—	—	40,806	—	—	—	40,806	861	41,667
Balance, December 31, 2017	95,043	$950	$335,222	$324,081	$(6,166)	(411)	$(4,456)	$649,631	$9,744	$659,375
Adoption of accounting standard ASU Topic 606	—	—	—	(11,185)	—	—	—	(11,185)	—	(11,185)
Acquisition of treasury stock	—	—	—	—	—	(1,412)	(22,456)	(22,456)	—	(22,456)
Exercise of stock options	—	—	(1,734)	—	—	231	3,370	1,636	—	1,636
Compensatory awards released from restriction	606	6	(5,744)	—	—	451	5,738	—	—	—
Share-based compensation	—	—	13,530	—	—	—	—	13,530	—	13,530
Stock dividends	—	—	(33)	(49)	—	3	82	—	—	—
Cash dividends ($0.04 per share)	—	—	—	(3,788)	—	—	—	(3,788)	—	(3,788)
Equity adjustment from foreign currency translation	—	—	—	—	(7,969)	—	—	(7,969)	297	(7,672)
Change in fair value of derivative instruments, net of tax	—	—	—	—	435	—	—	435	—	435
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(821)	(821)
Net income	—	—	—	104,740	—	—	—	104,740	514	105,254
Balance, December 31, 2018	95,649	$956	$341,241	$413,799	$(13,700)	(1,138)	$(17,722)	$724,574	$9,734	$734,308
Acquisition of treasury stock	—	—	—	—	—	(1,690)	(28,073)	(28,073)		(28,073)
Exercise of stock options	—	—	(560)	—	—	56	928	368	—	368
Compensatory awards released from restriction	—	—	(20,656)	—	—	1,318	20,656	—	—	—
Share-based compensation	—	—	12,896	—	—	—	—	12,896	—	12,896
Stock dividends	—	—	1	(49)	—	3	48	—	—	—
Cash dividends ($0.04 per share)	—	—	—	(3,776)	—	—	—	(3,776)	—	(3,776)
Equity adjustment from foreign currency translation	—	—	—	—	(4,412)	—	—	(4,412)	(339)	(4,751)
Change in fair value of derivative instruments, net of tax	—	—	—	—	(4,310)	—	—	(4,310)	—	(4,310)
Acquisition of non-controlling interests (see Note 10)	—	—	(9,322)	—	—	—	—	(9,322)	(9,216)	(18,538)
Net income	—	—	—	79,408	—	—	—	79,408	(179)	79,229
Balance, December 31, 2019	95,649	$956	$323,600	$489,382	$(22,422)	(1,451)	$(24,163)	$767,353	$—	$767,353

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company
Callaway Golf Company (“Callaway Golf” or the “Company”), a Delaware corporation, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (woods, irons and putters), golf balls and a full line of apparel, gear and accessories. Since 2017, the Company completed a series of acquisitions (see Note 5) targeted at expanding and diversifying its soft goods product lines to include premium, active lifestyle brands. As of December 31, 2019, the Company's soft goods product lines have been expanded to include premium storage gear for sport and personal use under the OGIO brand, which was acquired in January 2017; premium active lifestyle and golf apparel, as well as gear and accessories under the TravisMathew brand, which was acquired in August 2017; and premium active and urban outdoor apparel as well as equipment and accessories under the Jack Wolfskin brand that was recently acquired in January 2019, which the Company believes is complementary to its portfolio of brands and product capabilities. These acquisitions have enhanced the Company's presence in golf while also providing a platform for future growth in the active lifestyle category.
The Company sells its products in the United States and internationally in over 100 countries around the world to golf retailers (including pro-shops at golf courses and off-course retailers), sporting goods retailers, premium department stores, Internet retailers and mass merchants, directly and through its wholly owned subsidiaries and third party distributors, as well as directly to consumers through its retail and outlet locations in the United States, Europe and Japan, and through its e-commerce channel. The Company also sells pre-owned Callaway and non-Callaway branded golf products through its website www.callawaygolfpreowned.com, and licenses its trademarks and service marks to third parties in exchange for a royalty fee for use on golf related accessories including golf apparel and footwear, golf gloves, prescription eyewear and practice aids.
The Company's products and brands are reported under two operating segments: Golf Equipment and Apparel, Gear and Other. Sales of Callaway golf clubs, Odyssey putters and Callaway and Strata golf balls are reported in the Golf Equipment operating segment, and sales of Callaway, Odyssey, OGIO, TravisMathew and Jack Wolfskin apparel, gear, equipment and accessories are reported in the Apparel, Gear and Other operating segment. As of December 31, 2019, approximately 42% of the Company's net sales were included in the Apparel, Gear and Other operating segment, and 58% of net sales were included in the Golf Equipment operating segment. For more information about the Company's operating segments see Note 19.
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
Recent Accounting Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This ASU removes specific exception to the general principles in Accounting Standards Codification ("ASC") Topic 740, "Accounting for Income Taxes" ("Topic 740") and simplifies certain U.S. GAAP requirements. ASU 2019-12 is effective for public filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this ASU will remove, modify or add to the disclosure requirements for fair value measurements in ASC Topic 820, "Fair Value Measurement" ("Topic 820"). The amendments are effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of this ASU and may delay adoption of the additional disclosures required for public companies until the effective date of this ASU. The adoption of this ASU will not have a material impact on the Company's consolidated financial statements and disclosures.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Additionally, this ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASU 2016-13 is effective for public filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will adopt this ASU as of January 1, 2020. The Company completed its preliminary assessment of this new standard, and concluded that the Company's current methodology of estimating credit losses on its trade accounts receivable closely aligns with the requirements of this new standard. Therefore, the Company believes this new standard will not have a material impact on its consolidated financial statements and disclosures.
Adoption of New Accounting Standards
On January 1, 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)" ("Topic 842") utilizing the modified retrospective adoption method, and the targeted improvement amendments under ASU 2018-11, which allows entities to change their date of initial application to January 1, 2019 and not restate the comparative prior periods in the period of adoption when transitioning to Topic 842. Therefore, the consolidated financial statements for the year ended December 31, 2019 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy. Under Topic 842, the Company elected the transition relief package to not reassess (1) any expired or existing contracts that are leases or contain leases, (2) the classification of any expired or existing leases and (3) initial direct costs for any existing leases. This standard requires all lessees to recognize a right-of-use ("ROU") asset and a lease liability, initially measured at the present value of the lease payments, for all leases with a term greater than 12 months. The adoption of the new lease standard had a significant impact on the Company's consolidated balance sheet due to the recognition of $133,632,000 of ROU assets for operating leases and a corresponding lease obligation of $136,290,000. The accounting for finance leases is substantially unchanged. The adoption of Topic 842 did not have a material impact on the Company's lease classification or on its statements of operations and liquidity. Additionally, the adoption of Topic 842 did not have a material impact on the Company’s debt-covenant compliance under its current agreements. See Note 3 for information regarding the Company's adoption of Topic 842 and the Company's undiscounted future lease payments and the timing of those payments.
On January 1, 2019, the Company adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The new standard refined and expanded hedge accounting for both financial (e.g., interest rate) and commodity risks to create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also targeted improvements to simplify the application of hedge accounting guidance. Based on the Company's assessment, this new standard did not have a material impact on the Company's consolidated financial statements and disclosures.

Significant Accounting Policies
Warranty Policy
The Company has a stated two-year warranty policy for its golf clubs and certain Jack Wolfskin gear, as well as a limited lifetime warranty for its OGIO line of products. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty.
The Company’s estimates for calculating the warranty reserve are principally based on assumptions regarding the warranty costs of each product line over the expected warranty period. Where little or no claims experience may exist, the Company’s warranty obligation calculation is based upon long-term historical warranty rates of similar products until sufficient data is available. As actual model-specific rates become available, the Company’s estimates are modified to reflect the range of likely outcomes.
The warranty provision for the year ended December 31, 2019 includes the warranty reserves assumed in connection with the Jack Wolfskin acquisition (see Note 5).
The following table provides a reconciliation of the activity related to the Company’s accrued warranty expense:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Beginning balance	$7,610	$6,657	$5,395
Provision	8,311	9,437	9,434
Provision liability assumed from acquisition	2,208	—	—
Claims paid/costs incurred	(8,493)	(8,484)	(8,172)
Ending balance	$9,636	$7,610	$6,657

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
Business Combinations
The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require the Company to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, the use of expected future revenues, cash flows and growth rates as well as estimated discount rates. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects Company amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period of one year from the acquisition date, the Company recorded adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any subsequent adjustments to the acquired assets and liabilities will be recorded in earnings.
Advertising Costs
The Company's primary advertising costs are from television and print media advertisements. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2019, 2018 and 2017 were $93,331,000, $72,164,000 and $62,898,000, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs for 2019, 2018 and 2017 were $50,579,000, $40,752,000 and $36,568,000, respectively.
Foreign Currency Translation and Transactions
A significant portion of the Company’s business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency exchange rates can have a significant effect on the Company’s financial results. Revenues and expenses that are denominated in foreign currencies are translated using the average exchange rate for the period. Assets and liabilities are translated at the rate of exchange on the balance sheet date. Gains and losses from assets and liabilities denominated in a currency other than the functional currency of the entity in which they reside are generally recognized currently in the Company's statements of operations. Gains and losses from the translation of foreign subsidiary financial statements into U.S. dollars are included in accumulated other comprehensive income or loss (see Accumulated Other Comprehensive Income (Loss) policy below).
The Company recorded net losses in foreign currency transactions of $5,838,000 and $2,824,000 in 2019 and 2018, respectively, and a net gain of $808,000 in 2017.
Derivatives and Hedging
In order to mitigate the impact of foreign currency translation on transactions and changes in interest rates, the Company uses foreign currency forward contracts, cross-currency debt swaps and interest rate hedge contracts that are accounted for as designated and non-designated hedges pursuant to ASC Topic 815, “Derivatives and Hedging” ("ASC Topic 815"). ASC Topic 815 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Derivatives that are not elected for hedge accounting treatment are recorded immediately in earnings.
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
Trade Accounts Receivable
The Company's trade accounts receivable are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses, as well as reserves related to product returns and sales programs as described in Note 4. The estimate of credit losses is based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations. The Company's payment terms on its receivables from customers are generally 60 days or less.
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
The following table provides a reconciliation of the activity related to the Company’s allowance for estimated credit losses.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Beginning balance	$5,610	$4,447	$5,728
Provision for credit losses	1,107	2,257	2,335
Write-off of uncollectible amounts, net of recoveries	(725)	(1,094)	(3,616)
Ending balance	$5,992	$5,610	$4,447

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
Merchandise inventories for Jack Wolfskin, TravisMathew and Callaway branded soft goods offered for sale at the Company's retail stores and through its on-line business are stated at the lower of cost or net realizable value using the retail inventory method. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio, which the Company believes approximates cost. The Company reviews inventory levels to identify slow-moving merchandise and generally uses markdowns to clear this merchandise. At any given time, merchandise inventories include items that have been marked down to the Company's best estimate of their fair market value at retail price, with a proportionate write-down to the cost of the inventory. The Company bases the decision to mark down merchandise primarily upon its current sell-through rate and the age of the item, among other factors.

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives generally as follows:

Buildings and improvements	10-30 years
Machinery and equipment	5-10 years
Furniture, computers and equipment	3-5 years
Production molds	2-5 years

Normal repairs and maintenance costs are expensed as incurred. Expenditures that materially increase values, change capacities or extend useful lives are capitalized. The related costs and accumulated depreciation of disposed assets are eliminated and any resulting gain or loss on disposition is recognized in earnings. Construction in-process consists primarily of costs associated with building improvements, machinery and equipment that have not yet been placed into service, unfinished molds as well as in-process internal-use software.
In accordance with ASC Topic 350-40, “Internal-Use Software,” the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Costs incurred in the preliminary project stage are expensed. All direct external costs incurred to develop internal-use software during the development stage are capitalized and depreciated using the straight-line method over the remaining estimated useful lives. Costs such as maintenance and training are expensed as incurred.
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
Goodwill and Intangible Assets
Goodwill and intangible assets, which consist of trade names, trademarks, service marks, trade dress, patents and other intangible assets, were acquired in connection with the acquisitions of Odyssey Sports, Inc. in 1997, FrogTrader, Inc. in 2004, OGIO in January 2017, TravisMathew in August 2017, Jack Wolfskin in January 2019, and certain foreign distributors.
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually or more frequently when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of goodwill and other indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. To determine fair value, the Company uses its internal discounted cash flow estimates, quoted market prices, royalty rates when available and independent appraisals when appropriate. The Company completed its annual impairment test and fair value analysis of goodwill and other indefinite-lived intangible assets as of December 31, 2019, and the estimated fair values of the Company’s reporting units, as well as the estimated fair values of certain trade names and trademarks, significantly exceeded their carrying values. As a result, no impairment was recorded as of December 31, 2019.
Intangible assets that are determined to have definite lives are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with ASC Topic 360-10-35 discussed above. See Note 8 for further discussion of the Company’s goodwill and intangible assets.
Costs related to the development, maintenance or renewal of internally developed intangible assets that are inherent in the Company's continuing business and relate to the Company as a whole, that were not acquired as a part of a business combination or asset acquisition, are expensed as incurred.

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
Share-Based Compensation
The Company accounts for its share-based compensation arrangements in accordance with (i) ASC Topic 718, “Compensation—Stock Compensation” (“ASC Topic 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and non-employees based on estimated fair values and (ii) ASU No. 2014-12, "Compensation—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU No. 2014-12"). ASC Topic 718 further requires a reduction in share-based compensation expense by an estimated forfeiture rate. The forfeiture rate used by the Company is based on historical forfeiture trends. If actual forfeiture rates are not consistent with the Company’s estimates, the Company may be required to increase or decrease compensation expenses in future periods.
Performance based awards are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified goals that are measured over a designated performance period from the date of grant. These performance goals are established by the Company at the beginning of the performance period. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 0% to 200% of the participant's target award. The Company primarily grants two types of performance based awards: (1) performance share units subject to performance against designated financial goals and (2) performance share units subject to total shareholder return in relation to the total shareholder return of certain designated comparison companies.
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
The Company records compensation expense for restricted stock awards and restricted stock units (collectively “restricted stock”) based on the estimated fair value of the award on the date of grant. The estimated fair value is determined based on the closing price of the Company’s common stock on the award date multiplied by the number of shares underlying the restricted stock awarded. Total compensation expense is recognized on a straight-line basis over a vesting period of three to five years from the date of grant.
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
In December 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Company has elected to treat global intangible low taxed income ("GILTI") as a period cost and will expense GILTI in the period it is incurred. No other income tax policies have been adopted or adjusted as a result of the Tax Act. For further information, see Note 12 “Income Taxes.”
Other Income (Expense), Net
Other income (expense), net primarily includes gains and losses on foreign currency forward contracts, cross-currency debt swap contracts and foreign currency transactions. The components of other income (expense), net are as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Foreign currency forward contract gain (loss), net	$6,947	$10,085	$(7,688)
Foreign currency transaction gain (loss), net	(5,838)	(2,824)	808
Other	485	518	9
	$1,594	$7,779	$(6,871)

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes the impact of foreign currency translation adjustments and activity related to derivative instruments designated for hedge accounting. The total equity adjustments from foreign currency translation included in accumulated other comprehensive loss were net losses of $4,412,000 and $7,969,000 for the years ended December 31, 2019 and 2018, respectively, and net gains of $14,198,000 for the year ended December 31, 2017. The total equity adjustments from the remeasurement of derivative instruments, net of amounts reclassified from equity to the consolidated statement of operations, were net losses of $4,310,000 and $1,898,000 for the years ended December 31, 2019 and 2017, respectively, and net gains of $435,000 for the year ended December 31, 2018. For further information see Note 18 "Derivatives and Hedging."

The following table details the amounts reclassified from accumulated other comprehensive income to cost of goods sold, as well as changes in foreign currency translation for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, December 31, 2016	$1,570	$(20,036)	$(18,466)
Change in derivative instruments	(2,679)	—	(2,679)
Net losses reclassified to cost of goods sold	187	—	187
Foreign currency translation adjustments	—	14,198	14,198
Income tax expense	594	—	594
Accumulated other comprehensive loss, December 31, 2017, after tax	(328)	(5,838)	(6,166)
Change in derivative instruments	389	—	389
Net gains reclassified to cost of goods sold	(236)	—	(236)
Foreign currency translation adjustments	—	(7,969)	(7,969)
Income tax expense	282	—	282
Accumulated other comprehensive loss, December 31, 2018, after tax	107	(13,807)	(13,700)
Change in derivative instruments	2,811	—	2,811
Net gains reclassified to cost of goods sold	(1,165)	—	(1,165)
Net gains reclassified to other income (expense)	(2,756)	—	(2,756)
Net gains reclassified to interest expense	(4,475)	—	(4,475)
Foreign currency translation adjustments	—	(4,412)	(4,412)
Income tax expense	1,275	—	1,275
Accumulated other comprehensive loss, December, 2019, after tax	$(4,203)	$(18,219)	$(22,422)

Segment Information
At December 31, 2018 the Company had three operating and reportable segments, namely Golf Clubs, Golf Balls and Gear, Accessories and Other. Due to the Company's acquisition of Jack Wolfskin in January 2019, combined with the continued growth of TravisMathew branded soft goods, the Company has experienced significant growth in its soft goods business. As of January 1, 2019, the Company re-evaluated its global business platform, including its management structure, operations, supply chain and distribution, in addition to how it reviews the results of its operations to assess its performance and allocate resources and also reassessed its operating segments. Based on this assessment, the Company concluded it has two reportable operating segments: Golf Equipment operating segment and Apparel, Gear and Other operating segment.
The Golf Equipment operating segment, which is comprised of golf club and golf ball products, includes Callaway Golf branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata branded golf balls and sales of pre-owned golf clubs.
The Apparel, Gear and Other operating segment includes the newly acquired Jack Wolfskin outdoor apparel, equipment and accessories business, the TravisMathew golf and lifestyle apparel and accessories business, and the Callaway and Ogio business, which consists of golf apparel and accessories, footwear, storage gear for sport and personal use, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products.
This information, as well as information about the Company's geographic areas, is presented in Note 19 “Segment Information.”
Concentration of Risk
The Company operates in the golf equipment industry and has a concentrated customer base, which is primarily comprised of golf equipment retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants and foreign distributors. On a consolidated basis, no single customer accounted for more than 10% of the Company’s consolidated revenues in 2019, 2018, and 2017. The Company's top five customers accounted for approximately 18% of the Company's consolidated revenues in 2019, 22% in 2018, and 21% in 2017.

The Company's top five customers specific to each operating segment represented the following as a percentage of each segment's total net sales by operating segment:

•	Golf Equipment customers accounted for approximately 23%, 24% and 22% of total consolidated Golf Equipment sales in 2019, 2018 and 2017, respectively; and

•	Apparel, Gear and Other customers accounted for approximately 11%, 19% and 15% of total consolidated Apparel, Gear and Other sales in 2019, 2018 and 2017, respectively.
A loss of one or more of these customers would have a significant effect on the Company's net sales.
With respect to the Company's trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. At December 31, 2019 one customer represented 11% of the Company’s outstanding accounts receivable balance. At December 31, 2018, one customer represented 12% of the Company’s outstanding accounts receivable balance. Of the Company’s total net sales, approximately 54%, 43% and 46% were derived from sales outside of the United States in 2019, 2018 and 2017, respectively.
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
The Company’s financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents, trade receivables, foreign currency forward contracts, cross-currency debt swap contracts and interest rate hedge contracts.
From time to time, the Company invests its excess cash in money market accounts and short-term U.S. government securities and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.
The Company enters into foreign currency forward contracts and cross-currency debt swaps for the purpose of hedging foreign exchange rate exposures on existing or anticipated transactions, and interest rate hedge contracts for the purpose of hedging interest rate exposures on its term loan facility. In the event of a failure to honor one of these contracts by one of the banks with which the Company has contracted, management believes any loss would be limited to the exchange rate differential from the time the contract was made until the time it was settled. The Company's hedging contracts are subject to a master netting agreement with each respective counterparty bank and are therefore net settled.
Note 3. Leases
The Company leases office space, manufacturing plants, warehouses, distribution centers and vehicles and equipment, for all of its affiliates as well as retail and/or outlet locations related to the TravisMathew and Jack Wolfskin businesses and the Callaway apparel business in Japan. Certain real estate leases include one or more options to renew, with renewal terms that can extend the lease term for up to eight years. The exercise of lease renewal options are at the Company's sole discretion. Certain leases also include options to purchase the leased property. When deemed reasonably certain of exercise, the renewal and purchase options are included in the determination of the lease term and lease payment obligation, respectively. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Right of use ("ROU") assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of the minimum lease payments over the lease term. When readily determinable, the Company uses the rate implicit in the lease agreement in determining the present value of lease payments. If the implicit rate is not provided, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including the lease term. At the commencement of a lease, the ROU asset for operating leases is measured by taking the sum of the present value of the lease liability, initial direct costs (if any) and prepaid lease payments (if any), and deducting lease incentives (if any). After the lease commencement date and over the lease term, lease expense is recognized as a single lease cost on a straight-line basis. Lease agreements related to properties are generally comprised of lease components and non-lease components. Non-lease components, such as common area maintenance charges, are expensed as incurred and recognized separately from the straight-line lease expense. Variable lease payments that do not depend on an index or rate, such as rental payments based on a percentage of retail sales over contractual levels, are expensed separately as incurred, and are not included in the measurement of the ROU asset and lease liability. Variable lease payments that depend on an index or rate, such as payments that are adjusted periodically for inflation, are included in the measurement of the ROU asset and lease liability and are recognized on a straight-line basis over the lease term.
Supplemental balance sheet information related to leases is as follows (in thousands):

	Balance Sheet Location	December 31, 2019
Operating leases
ROU assets, net	Operating lease ROU assets, net	$160,098
Lease liabilities, short-term	Operating lease liabilities, short-term	$26,418
Lease liabilities, long-term	Operating lease liabilities, long-term	$137,696

Finance Leases
ROU assets, net,	Other assets	$1,263
Lease liabilities, short-term	Accounts payable and accrued expenses	$589
Lease liabilities, long-term	Long-term other	$558

The components of lease expense are as follows (in thousands):

December 31, 2019
Operating lease costs	$38,449
Financing lease costs:
Amortization of right-of-use assets	845
Interest on lease liabilities	83
Total financing lease costs	928
Variable lease costs	4,361
Total lease costs	$43,738

Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38,926
Operating cash flows from finance leases	$83
Financing cash flows from finance leases	$706

Lease liabilities arising from new ROU assets:
Operating leases	$18,026
Finance leases	$308

Weighted average remaining lease term (years):
Operating leases	10.4
Finance leases	2.8

Weighted average discount rate:
Operating leases	5.7%
Finance leases	4.2%

Future minimum lease obligations as of December 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2020	$34,573	$629
2021	29,034	242
2022	24,786	201
2023	21,203	92
2024	17,873	19
Thereafter	85,483	22
Total future lease payments	212,952	1,205
Less: imputed interest	48,838	58
Total	$164,114	$1,147

Note 4. Revenue Recognition
The Company recognizes revenue from the sale of its products, which include golf clubs, golf balls, lifestyle and outdoor apparel, gear and accessories, in addition to golf apparel and accessories. The Company sells its products to customers, which include on- and off-course golf shops and national retail stores, as well as to consumers through its e-commerce business and at its apparel retail locations. In addition, the Company recognizes royalty income from third parties from the licensing of certain soft goods products, as well as revenue from gift cards.
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

As of January 1, 2019, the Company has two operating and reportable segments, namely the Golf Equipment operating segment and the Apparel, Gear and Other operating segment. The following table presents the Company's revenue disaggregated by major product category and operating and reportable segment (in thousands):

	Operating and Reportable Segments(1)
	Year Ended December 31, 2019			Year Ended December 31, 2018
	Golf Equipment	Apparel, Gear & Other	Total	Golf Equipment	Apparel, Gear & Other	Total
Major product category:
Golf Clubs	$768,310	$—	$768,310	$717,293	$—	$717,293
Golf Balls	210,863	—	210,863	195,654	—	195,654
Apparel	—	410,712	410,712	—	112,157	112,157
Gear, Accessories & Other	—	311,178	311,178	—	217,730	217,730
	$979,173	$721,890	$1,701,063	$912,947	$329,887	$1,242,834

(1)	The Company changed its operating segments as of January 1, 2019 (see Note 19). Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
The Company sells its golf equipment products and apparel, gear and accessories in the United States and internationally, with its principal international regions being Japan and Europe. As the majority of the Company's sales are concentrated in golf equipment products, sales of golf equipment are generally higher on a regional basis, with the exception of Europe, which has a higher concentration of sales of apparel, gear and other as a result of the Jack Wolfskin acquisition completed in January 2019. See Note 19 for information on revenue by major geographical region.
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
Royalty Income
Royalty income is recognized over time in net sales as underlying product sales occur, subject to certain minimum royalties, in accordance with the related licensing arrangements. Royalty income is included in the Company's Apparel, Gear and Other operating segment. Total royalty income for the years ended December 31, 2019, 2018 and 2017 was $22,455,000, $19,021,000 and $18,622,000 respectively.
Gift Cards
Revenues from gift cards are deferred and recognized when the cards are redeemed. The Company’s gift cards have no expiration date. The Company recognizes revenue from unredeemed gift cards, otherwise known as breakage, when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company uses this historical redemption rate to recognize breakage on unredeemed gift cards over the redemption period. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. As of December 31, 2019 and 2018, the Company had $2,190,000 and $1,096,000, respectively, in accrued deferred revenue related to gift cards in accounts payable and accrued expenses on the accompanying consolidated balance sheets. The Company recognized $3,031,000 and $1,854,000 of deferred gift card revenue during the year ended December 31, 2019 and 2018, respectively.

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
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product's life cycle of approximately two years, and price concessions or price reductions are generally offered at the end of the product's life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to net sales using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates, and adjusts the rate as deemed necessary in order to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate during the twelve months ended December 31, 2019. Historically, the Company's actual amount of variable consideration related to these sales programs has not been materially different from its estimates.
The Company records an estimate for anticipated returns as a reduction of sales and cost of sales, and accounts receivable, in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also offers certain customers sales programs that allow for specific returns. The Company records a return liability as an offset to accounts receivable for anticipated returns related to these sales programs at the time of the sale based on the terms of the sales program. The cost recovery of inventory associated with this reserve is accounted for in other current assets. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates.
The following table provides a reconciliation of the activity related to the Company’s sales return reserve (in thousands):

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Beginning balance	$24,522	$15,470	$9,341
Provision for credit losses	95,094	52,088	37,521
Write-off of uncollectible amounts, net of recoveries	(90,573)	(43,036)	(31,392)
Ending balance	$29,043	$24,522	$15,470

Note 5. Business Combinations
In 2017, the Company completed the acquisitions of OGIO and TravisMathew and in 2019, the Company completed the acquisition of Jack Wolfskin. The purchase price of each acquisition was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition in accordance with ASC Topic 820. The excess between the purchase price and the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The Company determined the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management.

Valuations of acquired intangible assets and inventory are subject to fair value measurements that were based primarily on significant inputs not observable in the market and thus represent Level 3 measurements (see Note 17).
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
The acquired furniture, fixtures, office equipment, leasehold improvements, computer equipment and warehouse equipment were all valued at their estimated replacement cost, which the Company determined approximated the net book value of the assets on the date of the acquisition. Inventory was valued using the net realizable value approach, which was based on the estimated selling price in the ordinary course of business less reasonable disposal costs and profit on the disposal effort. The customer and distributor relationships were valued under the income approach based on the present value of future earnings. The trade name was valued under the royalty savings income approach method, which is equal to the present value of the after-tax royalty savings attributable to owning the trade name as opposed to paying a third party for its use. For this valuation, the Company used a royalty rate of 7.5%, which is reflective of royalty rates paid in market transactions, and a discount rate of 14.0% on the future cash flows generated by the net after-tax savings. Goodwill arising from the acquisition consists largely of the synergies expected from combining the operations of the Company and OGIO. For segment reporting purposes, goodwill is reported in the Apparel, Gear, and Other operating segment. The OGIO acquisition was treated as an asset purchase for income tax purposes, therefore, the Company expects to deduct all of the intangible assets, including goodwill, from taxable income over time.
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
The acquired furniture, fixtures, office equipment, leasehold improvements, computer equipment and warehouse equipment were all valued at their estimated replacement cost, which the Company determined approximated the net book value of the assets on the date of the acquisition. Inventory was valued using the net realizable value approach, which was based on the estimated selling price in the ordinary course of business less reasonable disposal costs and profit on the disposal effort. The licensing agreement was valued under the income approach based on the projected royalty income from the distributors. The customer and distributor relationships were valued under the income approach based on the present value of future earnings. The trade name was valued under the royalty savings income approach method, which is equal to the present value of the after-tax royalty savings attributable to owning the trade name as opposed to paying a third party for its use. For this valuation, the Company used a royalty rate of 8.0%, which is reflective of royalty rates paid in market transactions, and a discount rate of 11.0% on the future cash flows generated by the net after-tax savings. Goodwill associated with this acquisition is related to the operational synergies the Company expects to realize in future periods. For segment reporting purposes, goodwill is reported in the Apparel, Gear, and Other operating segment. The TravisMathew acquisition was treated as an asset purchase for income tax purposes, therefore, the Company expects to deduct all of the intangible assets, including goodwill, from taxable income over time.
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

Acquisition of JW Stargazer Holding GmbH
In January 2019, the Company completed the acquisition of JW Stargazer Holding GmbH, the owner of the international, premium outdoor apparel, gear and accessories brand, Jack Wolfskin, for €457,394,000 (including cash acquired of €50,984,000) or approximately $521,201,000 (including cash acquired of $58,096,000) (using the exchange rate in effect on the acquisition date), subject to working capital adjustments. The Company financed the acquisition with a Term Loan B facility in the aggregate principal amount of $480,000,000 (see Note 6). Jack Wolfskin designs premium outdoor apparel, gear and accessories targeted at the active outdoor and urban outdoor customer categories. This acquisition further enhanced the Company's lifestyle category and provides a platform for future growth in the active outdoor and urban outdoor categories, which the Company believes are complementary to its portfolio of brands and product capabilities. In addition, the Company anticipates it will realize synergies with respect to supply chain operations as well as warehousing and distribution activities.
The Company allocated the purchase price to the net identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets and liabilities was allocated to goodwill. The Company determined the estimated fair values after review and consideration of relevant information as of the acquisition date, including discounted cash flows, quoted market prices and estimates made by management.
The allocation of the purchase price presented below was based on management's estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including income, cost and market approaches. These valuation techniques incorporate the use of expected future revenues, cash flows and growth rates as well as estimated discount rates. Current and noncurrent assets and liabilities are valued at historical carrying values, which approximates fair value. Inventory was valued using the net realizable value approach, which was based on the estimated selling price in the ordinary course of business less reasonable disposal costs and a profit on the disposal efforts. The customer and distributor relationships were valued under the income approach based on the present value of future earnings. The Company amortizes the fair value of these relationships over a 10-year period. The trade name was valued under the royalty savings income approach method, which is equal to the present value of the after-tax royalty savings attributable to owning the trade name as opposed to paying a third party for its use. For this valuation the Company used a royalty rate of 5.0%, which is reflective of royalty rates paid in market transactions, and a discount rate of 10.0% on the future cash flows generated by the net after-tax savings. The goodwill of $150,180,000 arising from the acquisition consists largely of the synergies expected from combining the operations of the Company and Jack Wolfskin.

As of December 31, 2019, the Company completed its evaluation of information that existed as of the acquisition date and finalized the purchase price allocation of the underlying acquired assets and liabilities. The resulting adjustments were offset against goodwill. The final assessment included the completion of the market analysis of the operating leases assumed, and the completion of the fair value assessment of the deferred taxes acquired. As a non-taxable stock acquisition, the value attributable to the acquired intangible assets and goodwill are not tax deductible, accordingly, the Company recognized a net deferred tax liability of $77,079,000, including a valuation reserve of $8,281,000 on certain deferred tax assets. In addition, the Company recognized certain adjustments on income taxes receivable and long-term income taxes payable. The Company's final assessment also included adjustments related to certain sales returns reserves and inventory obsolescence reserves, and adjustments to the useful lives of certain property, plant and equipment. All of the goodwill was assigned to the Apparel, Gear and Other operating segment.
In connection with the acquisition, during the year ended December 31, 2019, the Company recognized transaction costs of approximately $9,987,000, of which $6,326,000 was recognized in general and administrative expenses during the twelve months ended December 31, 2019. The remaining $3,661,000 was recognized in general and administrative expenses during 2018. In addition, the Company recorded a loss of $3,215,000 in other income (expense) in the first quarter of 2019 upon the settlement of a foreign currency forward contract to mitigate the risk of foreign currency fluctuations on the purchase price, which was denominated in Euros. In December 2018, the Company recognized an unrealized gain of $4,409,000 in connection with this foreign currency forward contract.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation (in thousands):

At January 4, 2019
Assets Acquired
Cash	$58,096
Accounts receivable	26,637
Inventories	94,504
Income tax receivable	6,588
Other current assets	11,483
Property and equipment	20,930
Operating lease right-of-use assets	120,865
Deferred tax assets	2,930
Other assets	23
Intangibles - trade name	239,295
Intangibles - retail partners & distributor relationships	38,743
Goodwill	150,180
Total assets acquired	770,274
Liabilities Assumed
Accounts payable and accrued liabilities	46,124
Income taxes payable, long-term	2,416
Operating lease liabilities	120,524
Deferred tax liabilities	80,009
Net assets acquired	$521,201

Supplemental Pro-Forma Information (Unaudited)
The following table presents supplemental pro-forma information for the twelve months ended December 31, 2019 and 2018 as if the Jack Wolfskin acquisition had occurred on January 1, 2018. These amounts have been calculated after applying the Company's accounting policies and are based upon currently available information. For this analysis, the Company assumed that costs associated with the acquisition, including the amortization of intangible assets and the step-up of inventory, as well as the tax effect on those costs, were recognized as of January 1, 2018. Pre-acquisition net sales and net income amounts for Jack Wolfskin were derived from the books and records of Jack Wolfskin prepared prior to the acquisition and are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the dates noted below.

	December 31, 2019
	2019	2018
	(in thousands)
Net sales	$1,701,063	$1,622,053
Net income attributable to Callaway Golf Company	$96,770	$63,983

Supplemental Information of Operating Results
For the twelve months ended December 31, 2019, the Company's consolidated results of operations included net sales of $356,195,000 and a net loss of $15,505,000 attributable to Jack Wolfskin. The Jack Wolfskin results of operations include the recognition of $10,928,000 in cost of goods sold in the twelve months ended December 31, 2019 related to the fair value adjustment of the acquired inventory, combined with $4,134,000 recognized in general and administrative expenses related to the amortization of the intangible assets related to distributor relationships and leases. In addition, during the twelve months ended December 31, 2019, the Company recognized transition related costs of $4,728,000, of which $3,832,000 was recognized in general and administrative expense, $776,000 was recognized in cost of goods sold, and $120,000 was recognized in selling expenses.

Note 6. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its primary and Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of December 31, 2019, the Company had $144,580,000 outstanding under these facilities, $1,075,000 in outstanding letters of credit, and $106,666,000 in cash and cash equivalents. As of December 31, 2019, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit and outstanding borrowings was $303,300,000 compared to $270,588,000 as of December 31, 2018.
Primary Asset-Based Revolving Credit Facility
In May 2019, the Company amended and restated its primary credit facility (the Fourth Amended and Restated Loan and Security Agreement) with Bank of America N.A. and other lenders (the “ABL Facility”), which provides a senior secured asset-based revolving credit facility of up to $400,000,000, comprised of a $260,000,000 U.S. facility, a $70,000,000 German facility, a $25,000,000 Canadian facility, and a $45,000,000 United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), the Company's intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Germany, Canada and the United Kingdom. The real estate and intellectual property components of the borrowing base under the ABL Facility are both amortizing. The amount available for the real estate portion is reduced quarterly over a 15-year period, and the amount available for the intellectual property portion is reduced quarterly over a 3-year period.
As of December 31, 2019, the Company had $114,480,000 in borrowings outstanding under the ABL Facility and $1,075,000 in outstanding letters of credit. Amounts available under the ABL Facility fluctuate with the general seasonality of the business and increase and decrease with changes in the Company’s inventory and accounts receivable balances. With respect to the Company's Golf Equipment business, inventory balances are generally higher in the fourth and first quarters, primarily to meet demand during the height of the golf season, and accounts receivable are generally higher during the first half of the year when sales are higher. Average outstanding borrowings during the year ended December 31, 2019 were $134,842,000, and average amounts available under the ABL Facility during the year ended December 31, 2019, after outstanding borrowings and letters of credit, was approximately $170,217,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable in May 2024.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstance. These restrictions do not materially limit the Company's ability to pay future dividends at the current dividend rate. As of December 31, 2019, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below 10% of the maximum facility amount or $40,000,000. The Company’s borrowing base availability was above $40,000,000 during the year ended December 31, 2019, and the Company was in compliance with the fixed charge coverage ratio as of December 31, 2019. Had the Company not been in compliance with the fixed charge coverage ratio as of December 31, 2019, the maximum amount of additional indebtedness that could have been outstanding on December 31, 2019 would have been reduced by $40,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the German, the U.K. and the U.S. borrowing bases, as adjusted. At December 31, 2019, the Company’s trailing 12-month average interest rate applicable to its outstanding loans under the ABL Facility was 4.60%. Additionally, the ABL Facility provides for monthly fees of 0.25% of the unused portion of the ABL Facility.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $3,299,000, which are amortized on a straight-line basis into interest expense over the term of the ABL Facility agreement. Unamortized origination fees as of December 31, 2019 and 2018 were $2,115,000 and $1,825,000, respectively, of which $746,000 and $476,000, respectively, were included in other current assets and $1,369,000 and $1,349,000, respectively, were included in other long-term assets in the accompanying consolidated balance sheets.
Japan ABL Facilities
In January 2018, the Company refinanced the asset-based loan agreement between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFJ, Ltd (the "2018 Japan ABL Facility"), which provides a credit facility of up to 4,000,000,000 Yen (or U.S. $36,820,000, using the exchange rate in effect as of December 31, 2019) over a three-year term, subject to borrowing base availability under the 2018 Japan ABL Facility. The amounts outstanding are secured by certain assets, including eligible inventory and eligible accounts receivable. The Company had 3,270,000,000 Yen (or U.S. $30,100,000, using the exchange rate in effect as of December 31, 2019) in borrowings outstanding under the 2018 Japan ABL Facility as of December 31, 2019. The 2018 Japan ABL Facility also includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of December 31, 2019, the Company was in compliance with these covenants. The 2018 Japan ABL Facility is subject to an effective interest rate equal to the Tokyo Interbank Offered Rate (TIBOR) plus 0.80%. The average interest rate under the 2018 Japan ABL Facility during 2019 was 0.87%. The 2018 Japan ABL Facility expires in January 2021.
On July 31, 2019, the Company entered into a new one-year asset-based loan facility ("2019 Japan ABL Facility" and collectively with the 2018 Japan ABL Facility, the "Japan ABL Facility") between its subsidiary in Japan and MUFG Bank, Ltd. for 2,000,000,000 Yen, (or approximately U.S. $18,410,000 using the exchange rate in effect as of December 31, 2019), and had no borrowings outstanding under the 2019 Japan ABL Facility as of December 31, 2019. The amounts outstanding are secured by certain assets, including eligible inventory and eligible accounts receivable. The 2019 Japan ABL Facility is subject to an effective interest rate equal to the TIBOR plus 1.0%, and is subject to certain restrictions including covenants related to certain pledged assets and financial performance metrics. The average interest rate under the 2019 Japan ABL Facility during 2019 was1.07%.
Long-Term Debt
Equipment Notes
In December 2017, the Company entered into a long-term financing agreement (the "2017 Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of December 31, 2019 and 2018, the Company had $7,357,000 and $9,628,000 outstanding under the 2017 Equipment Note, respectively, of which $2,455,000 and $2,411,000 were reported in current liabilities, and $4,902,000 and $7,218,000 were reported in long-term liabilities in the accompanying balance sheets, respectively. The Company's interest rate applicable to outstanding borrowings was 3.79%. Total interest expense related to the 2017 Equipment Note recognized during the year ended December 31, 2019 was $325,000. The 2017 Equipment Note amortizes over a 5-year term.

In August 2019, the Company entered into a second long-term financing agreement (the "2019 Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of December 31, 2019 the Company had $12,358,000 outstanding under the 2019 Equipment Note, of which $2,652,000 was reported in current liabilities and $9,706,000 was reported in long-term liabilities in the accompanying consolidated balance sheets. The Company's interest rate applicable to outstanding borrowings was 3.21%. Total interest expense related to the 2019 Equipment Note recognized during the year ended December 31, 2019 was $138,000. The 2019 Equipment Note amortizes over a 5-year term.
The 2017 Equipment Note and 2019 Equipment Note are subject to compliance with the financial covenants in the Company's ABL Facility. As of December 31, 2019, the Company was in compliance with these covenants.
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
As of December 31, 2019, the Company had $446,400,000 outstanding under the Term Loan Facility of which $4,800,000 is reflected in current liabilities and $441,600,000 was reflected in long term liabilities. The amount outstanding as of December 31, 2019 was offset by unamortized debt issuance costs of $15,539,000, of which $2,590,000 was reflected in the short-term portion of the facility, and $12,949,000 was reflected in the long-term portion of the facility in the accompanying consolidated balance sheet. Total interest and amortization expense related to the Term Loan Facility recognized during the year ended December 31, 2019 was $31,707,000.
Loans under the Term Loan Facility are subject to interest at a rate per annum equal to either, at the Company's option, the LIBOR rate or the base rate plus 4.50%. Principal payments of $1,200,000 are due quarterly, however the Company has the option to prepay any outstanding loan balance in whole or in part without premium or penalty. In addition, the Term Loan Facility requires excess cash flow payments beginning after December 31, 2019.
In order to mitigate the risk of interest rate fluctuations under the Term Loan Facility, the Company entered into agreements with the lenders party to the Credit Agreement to swap the floating rate of LIBOR plus 4.5% to a fixed rate of 4.6% on $200,357,000 of the total principal outstanding under the Term Loan Facility. This was achieved by entering into an interest rate hedge contract and a cross-currency debt swap contract, converting the $200,357,000 principal into €176,200,000, both of which mature in January 2025. During the year ended December 31, 2019, the Company recognized interest income of $5,027,000, under the cross-currency swap to offset the interest expense recognized under the Term Loan Facility.
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

The following table presents the Company's combined aggregate amount of maturities for its 2017 Equipment Note, 2019 Equipment Note and Term Loan Facility over the next five years and thereafter as of December 31, 2019. Amounts payable under the Term Loan Facility included below represent the minimum principal repayment obligations. As of December 31, 2019, the Company does not anticipate excess cash flow repayments as defined by the Term Loan Facility.

(in thousands)
2020	$9,653
2021	9,825
2022	10,003
2023	7,545
2024	6,680
2025	422,400
$466,106

Note 7. Earnings per Common Share
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
The following table summarizes the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Earnings per common share—basic
Net income attributable to Callaway Golf Company	$79,408	$104,740	$40,806
Weighted-average common shares outstanding—basic	94,251	94,579	94,329
Basic earnings per common share	$0.84	$1.11	$0.43

Earnings per common share—diluted
Net income attributable to Callaway Golf Company	$79,408	$104,740	$40,806
Weighted-average common shares outstanding—basic	94,251	94,579	94,329
Options and restricted stock	2,036	2,574	2,248
Weighted-average common shares outstanding—diluted	96,287	97,153	96,577
Diluted earnings per common share	$0.82	$1.08	$0.42

Antidilutive securities excluded from the earnings per share computation are summarized as follows:

•	For the years ended December 31, 2019 and 2018, there were no securities excluded from the calculation of earnings per common share—diluted.

•
For the year ended December 31, 2017, securities outstanding totaling approximately 129,000, compromised of anti-dilutive options were excluded from the calculation of earnings per common share—diluted.

Note 8. Goodwill and Intangible Assets
Goodwill at December 31, 2019 increased to $203,743,000 from $55,816,000 at December 31, 2018. This $147,927,000 increase was primarily due to the Jack Wolfskin acquisition in January 2019 (see Note 5), which increased goodwill by $147,781,000. The additional increase of $146,000 was related to changes in foreign currency rates period over period. The Company's goodwill is reported in both the Golf Equipment and Apparel, Gear and Other operating segments (see Note 19).
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and non-amortizing intangible assets are subject to an annual impairment test or more frequently when impairment indicators are present. There were no impairment charges recognized during the years ended December 31, 2019 and 2018. The following sets forth the intangible assets by major asset class:

	Useful Life (Years)	December 31, 2019			December 31, 2018
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
			(In thousands)			(In thousands)
Indefinite-lived:
Trade name, trademark and trade dress and other	NA	$453,837	$—	$453,837	$218,364	$—	$218,364
Amortizing:
Patents	2-16	31,581	31,581	—	31,581	31,543	38
Customer and distributor relationships, and other	1-9	53,904	14,318	39,586	15,780	9,490	6,290
Total intangible assets		$539,322	$45,899	$493,423	$265,725	$41,033	$224,692

Aggregate amortization expense on intangible assets was approximately $4,866,000, $1,066,000 and $546,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense related to intangible assets at December 31, 2019 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

2020	$4,780
2021	4,724
2022	4,548
2023	4,409
2024	4,409
Thereafter	16,716
$39,586

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

As of December 31, 2019 and 2018, the Company's total investment in Topgolf was $90,134,000 and $72,238,000, respectively. During the years ended December 31, 2019, 2018 and 2017, the Company invested $17,897,000, $1,743,000 and $21,499,000, respectively, in shares of Topgolf. In November 2019, the Company invested $17,897,000 in series G preferred shares of Topgolf as part of a new financing round. The series G preferred shares have conversion, redemption, liquidation and other rights which differ from the other series of Topgolf preferred and common shares.  As a result, the Company was not able to estimate the fair value of its total holdings in Topgolf as of December 31, 2019, and continued to account for its investment at cost less impairments in accordance with ASU No. 2016-01.
As of December 31, 2019, the Company has not recorded any impairments with respect to this investment. If in the future there is an observable price change as a result of an orderly transaction for the identical or similar investment in Topgolf, the Company would be required to assess the fair value impact, if any, on each identified or similar class of Topgolf stock held by the Company, and write such stock up or down to its estimated fair value, which could have a material effect on the Company's financial position and results of operations.
Note 10. Joint Venture
The Company had a joint venture in Japan, Callaway Apparel K.K., with its long-time apparel licensee, TSI Groove & Sports Co, Ltd., ("TSI") for the design, manufacture and distribution of Callaway-branded apparel, footwear and headwear in Japan. In July 2016, the Company contributed $10,556,000, primarily in cash, for a 52% ownership of the joint venture, and TSI contributed $9,744,000, primarily in inventory, for the remaining 48%. In May 2019, the Company entered into a stock purchase agreement with TSI to acquire the remaining shares comprising the 48% ownership in Callaway Apparel K.K. for 2 billion Yen, or approximately $18,538,000 (using the exchange rate in effect on the acquisition date). The purchase was completed as of May 31, 2019 and, pursuant to the stock purchase agreement, the purchase price was paid in August 2019. As of December 31, 2019, the Company owned 100% of this entity and controlled all matters pertaining to its business operations and significant management decisions. Callaway Apparel K.K. is consolidated one month in arrears.
As a result of the consolidation, during the year ended December 31, 2019, the Company recorded a net loss attributable to the non-controlling interest of $179,000 and net income of $514,000 and $861,000 during the years ended December 31, 2018, and 2017, respectively. During the year ended December 31, 2018, the joint venture paid dividends to TSI of $821,000, which were recorded as a reduction in non-controlling interests in the consolidated financial statements. The total non-controlling interest on the Company's consolidated balance sheet at December 31, 2018 was $9,734,000.

Note 11. Selected Financial Statement Information

	December 31,
	2019	2018
	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$203,078	$108,547
Liability for sales returns	(29,043)	(24,522)
Accrued variable consideration for sales program incentives	(20,336)	(7,041)
Allowance for doubtful accounts	(13,244)	(5,610)
	$140,455	$71,374
Inventories:
Raw materials	$76,140	$80,474
Work-in-process	860	815
Finished goods	379,639	256,768
	$456,639	$338,057
Property, plant and equipment, net:
Land	$7,229	$7,232
Buildings and improvements	80,856	75,070
Machinery and equipment	129,680	111,055
Furniture, computers and equipment	134,719	111,793
Production molds	5,820	4,804
Construction-in-process	37,244	17,026
	395,548	326,980
Accumulated depreciation	(262,788)	(238,508)
	$132,760	$88,472
Accounts payable and accrued expenses:
Accounts payable	$67,843	$42,468
Accrued expenses	196,308	127,135
Accrued goods in-transit	12,149	39,050
	$276,300	$208,653
Accrued employee compensation and benefits:
Accrued payroll and taxes	$34,303	$31,559
Accrued vacation and sick pay	11,574	10,606
Accrued commissions	1,014	1,007
	$46,891	$43,172

Note 12. Income Taxes
The Company’s income before income tax provision was subject to taxes in the following jurisdictions for the following periods (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$55,352	$100,031	$50,706
Foreign	40,417	31,241	17,349
	$95,769	$131,272	$68,055

The expense (benefit) for income taxes is comprised of (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current tax provision:
Federal	$1,022	$736	$610
State	1,403	1,880	1,259
Foreign	9,933	6,577	6,135
	12,358	9,193	8,004
Deferred tax expense (benefit):
Federal	10,185	14,844	20,746
State	335	1,086	(1,127)
Foreign	(6,338)	895	(1,235)
	4,182	16,825	18,384
Income tax provision	$16,540	$26,018	$26,388

In December 2017, the Tax Act was enacted into legislation, which includes a broad range of provisions affecting businesses. The Tax Act significantly revises how companies compute their U.S corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S. owned undistributed foreign earnings and profits known as the toll charge or transition tax. Additionally, the Tax Act implemented a tax on foreign earnings called Global Intangible Low-Taxed Income (“GILTI”). The Company has elected to treat GILTI as a period cost and will expense GILTI in the period it is incurred.
On January 4, 2019, the Company acquired Jack Wolfskin for approximately $521,201,000 (including cash acquired of $58,096,000) in a taxable stock acquisition. The Company recorded a deferred tax liability of $88,462,000 related to the intangibles upon acquisition in addition to $11,384,000 deferred tax assets acquired (see Note 5).

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Reserves and allowances not currently deductible for tax purposes	$22,926	$13,495
Basis difference related to fixed assets	8,381	5,342
Compensation and benefits	7,580	8,416
Basis difference for inventory valuation	849	1,784
Compensatory stock options and rights	3,404	3,988
Operating loss carryforwards	9,080	7,191
Tax credit carryforwards	55,001	54,219
ASC 842 lease liability	44,768	—
Interest expense carryforward	5,057	—
Basis difference related to intangible assets with a definite life	354	12,767
Other	2,790	5,798
Total deferred tax assets	160,190	113,000
Valuation allowance for deferred tax assets	(14,469)	(13,408)
Deferred tax assets, net of valuation allowance	$145,721	$99,592
Deferred tax liabilities:
Prepaid expenses	(1,685)	(1,181)
Basis difference related to intangible assets with an indefinite life	(99,712)	(25,128)
ASC 842 right-of-use assets	(43,859)	—
Total deferred tax liabilities	(145,256)	(26,309)
Net deferred tax assets	$465	$73,283
Net deferred tax assets (liabilities) are shown on the accompanying consolidated balance sheets as follows:
Non-current deferred tax assets	$73,948	$75,079
Non-current deferred tax liabilities	(73,483)	(1,796)
Net deferred tax assets	$465	$73,283

The net change in net deferred taxes in 2019 of $72,818,000 is primarily comprised of the acquired net deferred tax liabilities as a result of the Jack Wolfskin acquisition combined with the utilization of net operating losses and tax credits through profitable operations.
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
The Company has evaluated all available positive and negative evidence and determined that the majority of its U.S. deferred tax assets were more likely than not to be realized. The valuation allowance on the Company's U.S. deferred tax assets as of December 31, 2019 and 2018 relate primarily to state net operating loss carryforwards and credits the Company estimates it may not be able to utilize in future periods. With respect to non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and no significant allowances have been established. With respect to the Jack Wolfskin acquisition, no significant valuation allowances were acquired at acquisition or established during 2019.
At December 31, 2019, the Company had federal and state income tax credit carryforwards of $47,378,000 and $20,088,000, respectively, which will expire if unused at various dates beginning on December 31, 2020. Such credit carryforwards expire as follows (in thousands):

U.S. foreign tax credit	$28,599	2020 - 2029
U.S. research tax credit	$18,758	2031 - 2039
U.S. business tax credits	$21	2031 - 2039
State investment tax credits	$1,148	Do not expire
State research tax credits	$18,940	Do not expire

The Company has recorded a deferred tax asset reflecting the benefit of operating loss carryforwards. The net operating losses expire as follows (in thousands):

U.S. loss carryforwards	$—	N/A
State loss carryforwards	$101,205	2025 - 2036

The Company’s ability to utilize the losses and credits to offset future taxable income may be deferred or limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The Company determined that no ownership change has occurred for purposes of Section 382 for the period ended December 31, 2019.
A reconciliation of the effective tax rate on income or loss and the statutory tax rate is as follows:

	Years Ended December 31,
	2019	2018	2017
Statutory U.S. tax rate	21.0%	21.0%	35.0%
State income taxes, net of U.S. tax benefit	1.6%	1.8%	1.8%
Foreign income taxed at other than U.S. statutory rate	(5.0)%	1.1%	(0.6)%
Federal tax credits	(3.5)%	(4.4)%	(2.7)%
Other non-deductible expenses	1.2%	0.7%	1.1%
Non-deductible compensation	1.5%	0.8%	0.7%
Stock option compensation excess tax benefits	(1.5)%	(1.0)%	(2.0)%
Intra-entity asset transfers	—%	0.8%	(6.3)%
U.S. foreign tax inclusions	0.1%	1.1%	1.6%
Foreign derived intangible income deduction	(3.2)%	(2.7)%	—%
Impact of uncertain tax positions	3.7%	0.8%	1.8%
Enactment of the Tax Cuts and Jobs Act	—%	0.3%	11.1%
Change in deferred tax valuation allowance	0.2%	—%	(2.0)%
Other	1.2%	(0.5)%	(0.7)%
Effective tax rate	17.3%	19.8%	38.8%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2019	2018	2017
Balance at January 1	$11,832	$9,300	$8,256
Additions based on tax positions related to the current year	3,224	1,354	1,061
Additions for tax positions of prior years	593	1,624	233
Reductions for tax positions of prior years	(174)	(148)	(192)
Settlement of tax audits	(7)	—	(33)
Current year acquisitions	11,006	—	—
Reductions due to lapsed statute of limitations	(481)	(298)	(25)
Balance at December 31	$25,993	$11,832	$9,300
As of December 31, 2019, the gross liability for income taxes associated with uncertain tax benefits was $25,993,000. This liability could be reduced by $1,339,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, which was recorded as a long-term income tax receivable, as well as $13,795,000 of deferred taxes. The net amount of $10,859,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.
The Company does not expect changes to the unrecognized tax benefits in the next 12 months to have a material impact on its results of operations or its financial position.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company recognized a tax expense of approximately $9,000, $42,000, and $301,000 for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019 and 2018, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated balance sheets was $1,669,000 and $1,660,000, respectively.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Major Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2010 and prior
California (U.S.)	2008 and prior
Germany	2013 and prior
Japan	2012 and prior
South Korea	2013 and prior
United Kingdom	2015 and prior

As of December 31, 2019, the Company had $167,933,000 of undistributed foreign earnings and profits. Pursuant to the Tax Act, the Company’s undistributed foreign earnings and profits were deemed repatriated as of December 31, 2017 and subsequent foreign profits are not expected to be subject to U.S. income tax upon repatriation. The Company has not provided deferred tax liabilities for foreign withholding taxes and certain state income taxes on the undistributed earnings and profits from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States, and expects the net impact of any future repatriations of permanently invested earnings on the Company’s overall tax liability to be insignificant. For jurisdictions in which the Company is not permanently reinvested, the Company has estimated and accrued approximately $1,400,000 for the net impact on the Company’s overall tax liability.
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
The Company regularly assesses such matters to determine the degree of probability that the Company will incur a material loss as a result of such matters, as well as the range of possible loss. An estimated loss contingency is accrued in the Company’s financial statements if it is probable the Company will incur a loss and the amount of the loss can be reasonably estimated. The Company reviews all claims, proceedings, and investigations at least quarterly and establishes or adjusts any accruals for such matters to reflect the impact of negotiations, settlements, advice of legal counsel, and other information and events pertaining to a particular matter. All legal costs associated with such matters are expensed as incurred.
Historically, the claims, proceedings, and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company. The Company believes that it has valid legal defenses to the matters currently pending against the Company. These matters are inherently unpredictable and the resolutions of these matters are subject to many uncertainties and the outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary loss, amounts covered by insurance, or the financial impact that will result from such matters. In addition, the Company cannot assure that it will be able to successfully defend itself in those matters, or that any amounts accrued are sufficient. The Company does not believe that the matters currently pending against the Company will have a material adverse effect on the Company's consolidated business, financial condition, cash flows, or results of operations on an annual basis.
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, as well as endorsement agreements with professional athletes and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. The Company has entered into many of these contractual agreements with terms ranging from one to four years.
The minimum obligation that the Company is required to pay as of December 31, 2019 under these agreements is $72,906,000 over the next five years as follows (in thousands):

2020	$39,492
2021	18,668
2022	11,415
2023	3,331
2024	—
$72,906

Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $1,075,000 as of December 31, 2019.

The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s consolidated financial statements. The fair value of indemnities, commitments and guarantees that the Company issued during and as of December 31, 2019 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 14. Capital Stock
Common Stock and Preferred Stock
As of December 31, 2019, the Company has an authorized capital of 243,000,000 shares, $0.01 par value, of which 240,000,000 shares are designated common stock, and 3,000,000 shares are designated preferred stock. Of the preferred stock, 240,000 shares are designated Series A Junior Participating Preferred Stock and the remaining shares of preferred stock are undesignated as to series, rights, preferences, privileges or restrictions.
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
Treasury Stock and Stock Repurchases
In May 2018, the Company's Board of Directors authorized a $50,000,000 share repurchase program (the "2018 Repurchase Program") under which the Company was authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. Through July 2019, the Company repurchased a total of $27,394,000 of its common stock under this program. In the third quarter of 2019, the 2018 Repurchase Program was canceled by the Board of Directors and replaced by a newly authorized $100,000,000 share repurchase program (the "2019 Repurchase Program"), under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company's assessment of market conditions and buying opportunities. Repurchases under both the 2018 Repurchase Program and 2019 Repurchase Program are made consistent with the terms of the Company's ABL Facility and long-term debt, which limits the amount of stock that can be repurchased. The 2019 Repurchase Program will remain in effect until completed or until terminated by the Board of Directors.
During 2019, the Company repurchased approximately 1,690,000 shares of its common stock under the 2018 and 2019 repurchase programs at an average cost per share of $16.62, for a total cost of $28,073,000. Included in these amounts are $8,049,000 of shares the Company withheld to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share units. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2019, the total amount remaining under the repurchase authorization was $99,322,000.

Note 15. Share-Based Employee Compensation
The Company accounts for its share-based compensation arrangements in accordance with ASC Topic 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values, and ASU No. 2014-12 for stock awards that are subject to performance measures. ASC Topic 718 further requires a reduction in share-based compensation expense by an estimated forfeiture rate. The forfeiture rate used by the Company is based on historical forfeiture trends. If actual forfeiture rates are not consistent with the Company’s estimates, the Company may be required to increase or decrease compensation expenses in future periods.
Stock Plans
As of December 31, 2019, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan").
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
The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2019:

	Authorized	Available	Outstanding(1)
	(In thousands)
2004 Incentive Plan	33,000	9,003	2,671
2013 Directors Plan	1,000	640	56
Total	34,000	9,643	2,727

(1)	Includes 4,000 shares of accrued incremental dividend equivalent rights on outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan.
Stock Options
All stock option grants made under the 2004 Incentive Plan are made at exercise prices no less than the Company’s closing stock price on the date of grant. Outstanding stock options generally vest over a three-year period from the grant date and generally expire up to 10 years after the grant date. The Company recorded $14,000 and $34,000 of compensation expense relating to outstanding stock options for the years ended December 31, 2018 and 2017, respectively. All outstanding stock options were fully vested as of December 31, 2018, therefore, the Company did not record compensation expense related to stock options in 2019.
The Company recorded compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield. Compensation expense for employee stock options was recognized over the vesting term and was reduced by an estimate for forfeitures, which was based on the Company’s historical forfeitures of unvested options and awards. The Company did not grant stock options during the years ended December 31, 2019, 2018 and 2017. The weighted average estimated forfeiture rate that was used in both years ended December 31, 2018 and 2017 was 1.7%.

The following table summarizes the Company’s stock option activities for the year ended December 31, 2019 (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	691	$6.54
Granted	—	$—
Exercised	(56)	$6.60
Forfeited	—	$—
Expired	—	$—
Outstanding at December 31, 2019	635	$6.53	3.07	$9,313
Vested and expected to vest in the future at December 31, 2019	635	$6.53	3.07	$9,313
Exercisable at December 31, 2019	635	$6.53	3.07	$9,313

At December 31, 2019, there was no unrecognized compensation expense related to options granted to employees under the Company’s share-based payment plans.
The total intrinsic value for options exercised during the years ended December 31, 2019, 2018 and 2017 was $792,000, $2,621,000 and $3,546,000, respectively. Cash received from the exercise of stock options for the years ended December 31, 2019, 2018 and 2017 was $368,000, $1,636,000 and $5,362,000, respectively.
Restricted Stock Units
Restricted stock units awarded under the 2004 Incentive Plan and the 2013 Directors Plan are recorded at the Company’s closing stock price on the date of grant. Restricted stock units generally vest over a one- to five-year period. During the years ended December 31, 2019, 2018 and 2017, the weighted average grant-date fair value of restricted stock units granted was $15.63, $15.30 and $9.36, respectively. The Company recorded $6,098,000, $5,949,000 and $5,537,000 of compensation expense related to restricted stock units in 2019, 2018 and 2017, respectively.
The table below is a roll-forward of the activity for restricted stock units during the 12 months ended December 31, 2019 (in thousands, except fair value amounts):

Restricted Stock Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2019	1,239	$12.16
Granted	479	15.63
Vested	(543)	11.53
Forfeited	(139)	12.56
Nonvested at December 31, 2019(1)	1,036	$14.04

(1)	Excludes 4,000 shares of accrued incremental dividend equivalent rights on outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan.
At December 31, 2019, there was $9,674,000 of total unrecognized compensation expense related to nonvested restricted stock units granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.
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
The Company granted 226,000, 307,000 and 462,000 performance share units during the years ended December 31, 2019, 2018 and 2017, respectively, at a weighted average grant-date fair value of $15.17, $14.80 and $10.68 per share, respectively. The awards granted during 2019 and 2018 are subject to a three- to five-year performance period provided that (i) if certain first year performance goals are achieved, the participant could earn up to 50% of the three-year target award shares, subject to continued service through the vesting date, and (ii) if certain cumulative first- and second-year performance goals are achieved, the participant could earn up to an aggregate of 80% of the three-year target award shares (which includes any shares earned during the first year), subject to continued service through the vesting date. Based on the Company’s performance, participants earned a minimum of 50% of the target award shares granted in 2018, and 80% of the target award shares granted in 2017, in each case subject to continued service through the vesting date.
During year ended December 31, 2019, the Company granted 149,000 shares underlying performance share units subject to total shareholder return requirements at a weighted average grant-date fair value of $16.96 per share. There were no performance share units with total shareholder return requirements granted in 2018 that were subject to total shareholder return requirements.
During the years ended December 31, 2019, 2018 and 2017, the Company recognized total compensation expense, net of estimated forfeitures, of $6,796,000, $7,567,000 and $7,075,000, respectively, related to performance share units. At December 31, 2019, the unamortized compensation expense related to these awards was $8,483,000, which is expected to be recognized over a weighted-average period of 1.3 years.
The table below is a roll-forward of the activity for performance share units during the 12 months ended December 31, 2019 (in thousands, except fair value amounts):

Performance Share Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2019	1,119	$11.10
Granted	375	15.88
Target Award Adjustment(1)	383	8.61
Vested	(774)	8.66
Forfeited	(52)	15.28
Nonvested at December 31, 2019	1,051	$13.50

(1)	Represents shares earned by participants at 200.0% for awards granted in 2016.
Stock Appreciation Rights
There were no stock appreciation rights outstanding as of December 31, 2019, 2018 and 2017. The Company reversed $32,000 of compensation expense during the year ended December 31, 2017 related to previously granted awards.

Share-Based Compensation Expense
The table below summarizes the amounts recognized in the financial statements for the years ended December 31, 2019, 2018 and 2017 for share-based compensation, including expense for restricted stock units, performance share units, stock options and cash settled stock appreciation rights (in thousands):

	2019	2018	2017
Cost of sales	$961	$976	$907
Operating expenses	11,935	12,554	11,708
Total cost of employee share-based compensation included in income before income tax	$12,896	$13,530	$12,615

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
The portion of the participant’s account attributable to elective deferral contributions and rollover contributions are 100% vested and nonforfeitable. Participants vest in employer contributions at a rate of 50% per year, becoming fully vested after the completion of two years of service. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $2,719,000, $2,340,000 and $1,927,000 during 2019, 2018 and 2017, respectively.
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
The following table summarizes the valuation of the Company’s foreign currency forward contracts, cross-currency debt swap contracts and interest rate hedge contracts (see Note 18) that are measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
2019
Foreign currency forward contracts — asset position	$61	$—	$61	$—
Foreign currency forward contracts — liability position	(766)	—	(766)	—

Cross-currency debt swap contracts — asset position	6,163	—	6,163	—
Cross-currency debt swap contracts — liability position	(25)	—	(25)	—

Interest rate hedge contracts — liability position	(8,894)	—	(8,894)	—
	$(3,461)	$—	$(3,461)	$—
2018
Foreign currency forward contracts — asset position	$4,539	$—	$4,539	$—
Foreign currency forward contracts — liability position	(236)	—	(236)	—
	$4,303	$—	$4,303	$—

The fair value of the Company’s foreign currency forward contracts and cross-currency debt swap contracts are based on observable inputs that are corroborated by market data. Observable inputs include broker quotes, daily market foreign currency rates and forward pricing curves. Remeasurement gains and losses on foreign currency forward contracts and cross-currency debt swap contracts designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) until recognized in earnings during the period that the hedged transactions take place. The fair value of interest rate hedge contracts are based on observable inputs that are corroborated by market data. Observable inputs include daily market foreign currency rates and interest rate curves. Remeasurement gains and losses are recorded in accumulated other comprehensive income (loss) until recognized in earnings as interest payments are made or received on the Company’s variable-rate debt. Remeasurement gains and losses on foreign currency forward contracts that are not-designated as cash flow hedges are recorded in other income (expense) (see Note 18).
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at December 31, 2019 and 2018 are categorized within Level 1 of the fair value hierarchy. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated balance sheets as of December 31, 2019 and 2018, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility(1)	$446,400	$450,864	$—	$—
Primary Asset-Based Revolving Credit Facility(2)	$114,480	$114,480	$40,300	$40,300
Japan ABL Facility	$30,100	$30,100	$—	$—
Equipment notes(3)	$19,715	$19,715	$9,629	$9,629
Standby letters of credit(4)	$1,075	$1,075	$1,187	$1,187

(1)	In January 2019, the Company entered into the Term Loan Facility. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 6 for further information.

(2)
The carrying value of the amounts outstanding under the Company's ABL Facility and Japan ABL Facility approximates the fair value due to the short-term nature of these obligations. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates. See Note 6 for information on the Company's credit facilities, including certain risks and uncertainties related thereto.

(3)
In December 2017 and August 2019, the Company entered into equipment notes that are both secured by certain equipment at the Company's golf ball manufacturing facility. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 6 for further information.

(4)
The carrying value of the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts, using the exchange rates in effect at December 31, 2019. As such, the fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or more frequently if certain indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments that are written down to fair value when they are held for sale or determined to be impaired. In each of 2019, 2018, and 2017, there were no impairment indicators related to the Company's assets that are measured at fair value on a nonrecurring basis. Assets purchased in connection with the acquisitions of Jack Wolfskin were valued at their fair value on the date of purchase (see Note 5).
Note 18. Derivatives and Hedging
In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in foreign currency exchange rates and changes in interest rates relating to its long-term debt. The Company uses designated cash flow hedges and non-designated hedges in the form of foreign currency forward contracts as part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates and to mitigate the impact of foreign currency translation on transactions that are denominated primarily in Japanese Yen, British Pounds, Euros, Canadian Dollars, Australian Dollars

and Korean Won. The Company also uses cross-currency debt swap contracts and interest rate hedge contracts to mitigate the impact of variable rates on its long-term debt as well as changes in foreign currencies.
The Company accounts for its foreign currency forward contracts, cross-currency debt swap contracts and interest rate hedge contracts in accordance with ASC Topic 815. ASC Topic 815 requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as a designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Gains and losses from the remeasurement of qualifying cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) and released into earnings as a component of cost of goods sold or net sales, other income (expense) and interest expense during the period in which the hedged transaction takes place. Remeasurement gains or losses of derivatives that are not elected for hedge accounting treatment are recorded in earnings immediately as a component of other income (expense).
Foreign currency forward contracts, cross-currency debt swap contracts and interest rate hedge contracts are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements and changes in interest rates. The Company does not enter into foreign currency forward contracts, cross-currency debt swap contracts and interest rate hedge contracts for speculative purposes. The Company utilizes counterparties for its derivative instruments that it believes are credit-worthy at the time the transactions are entered into and the Company closely monitors the credit ratings of these counterparties.
The following table summarizes the fair value of the Company's foreign currency forward contracts, cross-currency debt swap contracts and interest rate hedge contracts as well as the location of the asset and/or liability on the consolidated balance sheets at December 31, 2019 and 2018 (in thousands):

		Fair Value of Asset Derivatives
		December 31,
	Balance Sheet Location	2019	2018
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$53	$54

Cross-currency debt swap contracts	Other current assets	6,163	—
		$6,216	$54
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$8	$4,485

		Fair Value of Liability Derivatives
		December 31,
	Balance Sheet Location	2019	2018
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$24	$39

Cross-currency debt swap contracts	Accounts payable and accrued expenses	25	—

Interest rate hedge contracts	Accounts payable and accrued expenses	1,865	—
	Other long-term liabilities	7,030	—
		$8,944	$39
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$741	$197

The Company's derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated balance sheets at December 31, 2019 and 2018.
Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 to 15 months from their inception. At December 31, 2019 and 2018, the Company had no outstanding foreign currency forward contracts designated as cash flow hedge instruments.
As of December 31, 2019, the Company recorded a net gain of $1,033,000 in accumulated other comprehensive income (loss) related to foreign currency forward contracts. Of this amount, net gains of $398,000 were relieved from accumulated other comprehensive income (loss) and recognized in cost of goods sold for the underlying intercompany sales that were recognized. There were no ineffective hedge gains or losses recognized during 2019. Net gains of $767,000 were relieved from accumulated other comprehensive income (loss) related to the amortization of forward points. Based on the current valuation, the Company expects to reclassify net gains of $661,000 from accumulated other comprehensive income (loss) into net earnings during the next 12 months. See Note 2 for a roll-forward of accumulated other comprehensive income (loss).
In the years ended December 31, 2018 and 2017, the Company recognized a net gain of $236,000 and a net loss of $187,000 in cost of goods sold related to foreign currency forward contracts, respectively.
Cross-Currency Debt Swap and Interest Rate Hedge Contract
The Company uses the combination of a cross-currency debt swap and interest rate hedge, designated as cash flow hedges, to mitigate the risk of changes in interest rates associated with the Company's variable-rate Term Loan Facility (Note 6). In order to achieve this, the Company entered into agreements with lenders party to the Term Loan Facility to convert a portion of the USD denominated Term Loan Facility, which has a higher variable interest rate, to a Euro denominated synthetic note at a lower fixed rate. Over the life of the facility, the Company will receive variable interest payments from the counterparty lenders in exchange for the Company making fixed rate payments, without exchange of the underlying notional amount. In addition, the cross-currency debt swap mitigates the risk of foreign currency exchange fluctuations related to the Euro denominated synthetic note. As of December 31, 2019, the notional amount of the outstanding cross-currency debt swap and interest rate hedge contract was $198,353,000.
During the year ended December 31, 2019, the Company recorded a net gain of $11,212,000 in accumulated other comprehensive income (loss) related to the remeasurement of the cross currency swap contract. Of this amount, net gains of $7,783,000 were relieved from accumulated other comprehensive income (loss), of which $5,027,000 was recognized in interest expense and $2,756,000 related to foreign currency exchange was recognized in other income (expense) during the year ended December 31, 2019. The Company did not have cross-currency debt swap contracts in the years ended December 31, 2018 and 2017.
During the year ended December 31, 2019, the Company recorded a net loss of $9,434,000 related to the remeasurement of the interest rate hedge contract. Of this amount, net losses of $552,000 were relieved from accumulated other comprehensive income (loss) and recognized in interest expense during the year ended December 31, 2019. Based on the current valuation, the Company expects to reclassify a net loss of $1,865,000 from accumulated other comprehensive income (loss) into earnings during the next 12 months. The Company did not have interest rate hedge contracts in the years ended December 31, 2018 and 2017.

The following tables summarize the net effect of all cash flow hedges on the consolidated financial statements for the year ended December 31, 2019, 2018, and 2017 (in thousands):

	Net Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) (Effective Portion)
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2019	2018	2017
Foreign currency forward contracts	$1,033	$389	$(2,679)
Cross-currency debt swap contracts	11,212	—	—
Interest rate hedge contracts	(9,434)	—	—
	$2,811	$389	$(2,679)

	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings (Effective Portion)
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2019	2018	2017
Foreign currency forward contracts	$1,165	$236	$(187)
Cross-currency debt swap contracts	7,783	—	—
Interest rate hedge contracts	(552)	—	—
	$8,396	$236	$(187)

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At December 31, 2019, 2018 and 2017, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $72,119,000, $459,600,000 and $4,821,000, respectively. The significant increase in 2018 includes a foreign currency forward contract that was put in place to mitigate the risk of foreign currency fluctuations in connection with the acquisition of Jack Wolfskin, which was denominated in Euros (see Note 5). The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the consolidated statements of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 17).
The following table summarizes the location of gains and losses on the consolidated statements of operations that were recognized during the years ended December 31, 2019, 2018 and 2017, respectively, in addition to the derivative contract type (in thousands):

		Amount of Net Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments	Location of Net gain (loss) recognized in income on derivative instruments	Years Ended December 31,
		2019	2018	2017
Foreign currency forward contracts	Other income (expense), net	$4,176	$9,705	$(7,958)

In addition, during the year ended December 31, 2019, 2018, and 2017, the Company recognized net foreign currency losses of $5,838,000, and $2,824,000 and gains of $808,000 related to transactions with foreign subsidiaries, respectively.

Note 19. Segment Information
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
Comparative periods have been reclassified to reflect these changes. There are no significant intersegment transactions.
The table below contains information utilized by management to evaluate its operating segments.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net sales:
Golf Equipment	$979,173	$912,947	$805,642
Apparel, Gear and Other	721,890	329,887	243,094
	$1,701,063	$1,242,834	$1,048,736
Income (loss) before income tax:
Golf Equipment	$140,316	$128,619	$103,872
Apparel, Gear and Other	75,490	54,879	30,631
Reconciling items(1)	(120,037)	(52,226)	(66,448)
	$95,769	$131,272	$68,055
Identifiable assets:(2)
Golf Equipment	$508,463	$437,604	$378,385
Apparel, Gear and Other	939,463	269,432	236,515
Reconciling items(3)	512,622	345,908	376,257
	$1,960,548	$1,052,944	$991,157
Additions to long-lived assets:(3)
Golf Equipment	$29,167	$27,778	$23,574
Apparel, Gear and Other	25,386	9,712	3,790
	$54,553	$37,490	$27,364
Goodwill:
Golf Equipment	$26,329	$26,183	$26,904
Apparel, Gear and Other	177,414	29,633	29,525
	$203,743	$55,816	$56,429
Depreciation and amortization:
Golf Equipment	$16,847	$11,165	$13,265
Apparel, Gear and Other	18,104	8,783	4,340
	$34,951	$19,948	$17,605

(1)
Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. The increase in reconciling items in 2019 compared to 2018 includes incremental corporate general and administrative expenses associated with the addition of the Jack Wolfskin business in January 2019, in addition to $34,084,000 in non-recurring transition costs associated with the acquisition of Jack Wolfskin combined with amortization charges of intangible assets related to the Company's OGIO and TravisMathew acquisitions as well as the amortization of intangible assets and the cost impact associated with a change in valuation of inventory (inventory step-up) related to the Company's Jack Wolfskin acquisition. Reconciling items in 2019 also include incremental interest expense of $31,707,000 related to the Term Loan Facility used for the Jack Wolfskin acquisition, as well as $3,896,000 of net foreign currency exchange losses associated with the Jack Wolfskin acquisition. In 2018, reconciling items include $7,261,000 of net foreign currency exchange gains, and $3,661,000 of transaction costs associated with the Jack Wolfskin acquisition that was completed in January 2019. Reconciling items in 2017 include $11,264,000 of transaction and transitional costs associated with the acquisitions of OGIO and TravisMathew in 2017, and net foreign currency exchange losses of $6,880,000.

(2)
Identifiable assets are comprised of net inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the two segments including cash and cash equivalents, net accounts receivable, and deferred tax assets. The $166,714,000 increase in reconciling items in 2019 compared to 2018 was primarily due to increases of $42,685,000 in cash and cash equivalents, $69,081,000 in net accounts receivable and a $17,897,000 increase related to the additional investment in Topgolf in the fourth quarter of 2019. The $30,349,000 decrease in reconciling items in 2018 compared to 2017 was primarily due to decreases of $21,693,000 in cash and cash equivalents and $16,319,000 in deferred tax assets related to utilization of net operating losses, tax credits, and tax reform regulations released in 2018. Reconciling items in 2017 were primarily comprised of a $40,301,000 decrease in cash and cash equivalents compared to 2016 primarily to fund the OGIO and TravisMathew acquisitions in 2017, combined with a $23,535,000 decrease in net deferred tax assets compared to 2016 primarily due to the utilization of net operating losses and the reevaluation of deferred tax assets as a result of the Tax Act.

(3)	Additions to long-lived assets are comprised of purchases of property, plant and equipment.

(4)	The $147,927,000 increase in goodwill in 2019 compared to 2018 was primarily as a result of the acquisition of Jack Wolfskin in January 2019.

The Company markets its products in the United States and internationally, with its principal international markets being Japan and Europe. The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Sales	Long-Lived Assets(1)
	(In thousands)
2019(2)
United States	$788,232	$466,957
Europe	428,628	444,468
Japan	246,260	10,347
Rest of World	237,943	15,380
	$1,701,063	$937,152
2018(2)
United States	$708,467	$422,803
Europe	149,602	6,855
Japan	223,707	8,723
Rest of World	161,058	14,578
	$1,242,834	$452,959
2017(2)
United States	$564,648	$403,493
Europe	140,947	7,681
Japan	199,372	7,635
Rest of World	143,769	14,965
	$1,048,736	$433,774

(1)	Long-lived assets include all non-current assets of the Company except deferred tax assets.

(2)
In connection with the Company's assessment of its operating and reportable segments the Company also reassessed its reportable regions. As a result, as of January 1, 2019, the Company reports regional sales previously reported in Rest of Asia and Other Foreign Countries in Rest of World. Accordingly, prior period amounts have been reclassified to conform to the current year presentation of regional sales.

Note 20. Transactions with Related Parties
The Callaway Golf Company Foundation (the “Foundation”) oversees and administers charitable giving and makes grants to selected organizations. Officers of the Company also serve as directors of the Foundation and the Company’s employees provide accounting and administrative services for the Foundation. In each of 2019, 2018 and 2017, the Company recognized charitable contribution expense of $750,000 for the Foundation.
Note 21. Summarized Quarterly Data (Unaudited)

	Fiscal Year 2019 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$516,197	$446,708	$426,217	$311,941	$1,701,063
Gross profit	$238,433	$206,817	$191,389	$130,148	$766,787
Net income (loss)	$48,501	$28,898	$31,048	$(29,218)	$79,229
Less: Net loss attributable to non-controlling interests	$(146)	$(33)	$—	$—	$(179)
Net income (loss) attributable to Callaway Golf Company	$48,647	$28,931	$31,048	$(29,218)	$79,408
Earnings (loss) per common share(1)
Basic	$0.51	$0.31	$0.33	$(0.31)	$0.84
Diluted	$0.50	$0.30	$0.32	$(0.31)	$0.82

	Fiscal Year 2018 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$403,191	$396,311	$262,654	$180,678	$1,242,834
Gross profit	$200,462	$192,697	$115,239	$69,971	$578,369
Net income (loss)	$62,731	$60,934	$9,740	$(28,151)	$105,254
Less: Net income (loss) attributable to non-controlling interests	$(124)	$67	$223	$348	$514
Net income (loss) attributable to Callaway Golf Company	$62,855	$60,867	$9,517	$(28,499)	$104,740
Earnings (loss) per common share(1)
Basic	$0.66	$0.65	$0.10	$(0.30)	$1.11
Diluted	$0.65	$0.63	$0.10	$(0.30)	$1.08

(1)	Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.