Form 10-Q
period 2020-03-31
CALLAWAY GOLF CO
filed 2020-05-11
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2020, the number of shares outstanding of the Registrant’s common stock was 94,107,978.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results, performance, prospects or growth and scale opportunities including, but not limited to, statements relating to future industry and market conditions, the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition and the impact of any measures taken to mitigate the effect of the pandemic, the strength of the Company’s brands, product lines and e-commerce business, geographic diversity, market recovery, availability of capital under the Company’s credit facilities, the capital markets or other sources, the Company’s conservation and cost reduction efforts, future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the integration of the JW Stargazer Holding GmbH ("Jack Wolfskin") acquisition, the related financial impact of the future business and prospects of the Company, TravisMathew, LLC ("TravisMathew"), OGIO International, Inc. ("OGIO") and Jack Wolfskin, and the impact of the 2017 Tax Cuts and Jobs Act (the "Tax Act"), which includes a broad range of provisions that could have a material impact on the Company's tax provision in future periods. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:

•
certain risks and uncertainties, including changes in capital market or economic conditions, particularly the uncertainty related to the duration and impact of the COVID-19 pandemic, and related decreases in consumer demand and spending;

•
the impact of the COVID-19 pandemic and other potential future outbreaks of infectious diseases or other health concerns, and measures taken to limit their impact, which could adversely affect the Company’s business, consumer demand and supply chain, and the global economy;

•
disruptions to business operations whether from COVID-19-related travel restrictions, mandated quarantines or voluntary “social distancing” that affects employees, customers and suppliers, production delays, closures of manufacturing facilities, retail locations, warehouses and supply and distribution chains, and staffing shortages as a result of remote working requirements or otherwise;

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

•
the effect of terrorist activity, armed conflict, natural disasters or pandemic diseases, including without limitation the COVID-19 pandemic, on the economy generally, on the level of demand for the Company’s products or on the Company’s ability to manage its supply and delivery logistics in such an environment; and

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

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$166,635	$106,666
Accounts receivable, net	259,530	140,455
Inventories	412,690	456,639
Income taxes receivable	21,048	9,919
Other current assets	74,219	75,671
Total current assets	934,122	789,350
Property, plant and equipment, net	150,969	132,760
Operating lease right-of-use assets, net	193,829	160,098
Intangible assets, net	487,864	493,423
Goodwill	200,787	203,743
Deferred taxes, net	61,517	73,948
Investment in golf-related venture	90,134	90,134
Other assets	15,854	17,092
Total assets	$2,135,076	$1,960,548
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$224,282	$276,300
Accrued employee compensation and benefits	29,438	46,891
Asset-based credit facilities	335,593	144,580
Accrued warranty expense	9,791	9,636
Operating lease liabilities, short-term	28,544	26,418
Current portion of long-term debt	8,734	7,317
Income taxes payable	12,526	12,104
Total current liabilities	648,908	523,246
Long-term liabilities:
Operating lease liabilities, long-term	175,954	137,696
Long-term debt (Note 6)	453,774	443,259
Income tax liability	7,156	7,264
Deferred taxes, net	72,289	73,483
Other long-term liabilities	17,028	8,247
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 95,648,648 shares issued at both March 31, 2020 and December 31, 2019, respectively	956	956
Additional paid-in capital	307,133	323,600
Retained earnings	517,004	489,382
Accumulated other comprehensive loss	(37,517)	(22,422)
Less: Common stock held in treasury, at cost, 1,540,670 and 1,450,875 shares at March 31, 2020 and December 31, 2019, respectively	(27,609)	(24,163)
Total Callaway Golf Company shareholders’ equity	759,967	767,353
Total shareholders’ equity	759,967	767,353
Total liabilities and shareholders’ equity	$2,135,076	$1,960,548

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$442,276	$516,197
Cost of sales	246,602	277,764
Gross profit	195,674	238,433
Operating expenses:
Selling expense	111,061	119,321
General and administrative expense	30,693	36,938
Research and development expense	13,240	12,538
Total operating expenses	154,994	168,797
Income from operations	40,680	69,636
Interest income	99	189
Interest expense	(9,214)	(9,828)
Other income (expense), net	6,480	(1,940)
Income before income taxes	38,045	58,057
Income tax provision	9,151	9,556
Net income	28,894	48,501
Less: Net loss attributable to non-controlling interest	—	(146)
Net income attributable to Callaway Golf Company	$28,894	$48,647

Earnings per common share:
Basic	$0.31	$0.51
Diluted	$0.30	$0.50
Weighted-average common shares outstanding:
Basic	94,309	94,684
Diluted	95,676	96,419

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$28,894	$48,501
Other comprehensive income:
Change in derivative instruments	(589)	(3,174)
Foreign currency translation adjustments	(14,936)	(2,978)
Comprehensive income, before income tax on other comprehensive income items	13,369	42,349
Income tax benefit (provision) on derivative instruments	430	(428)
Comprehensive income	13,799	41,921
Less: Comprehensive loss attributable to non-controlling interests	—	(108)
Comprehensive income attributable to Callaway Golf Company	$13,799	$42,029

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$28,894	$48,501
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,997	7,977
Lease amortization expense	8,517	9,154
Amortization of debt issuance costs	835	647
Inventory step-up from acquisition	—	5,367
Deferred taxes, net	12,409	4,005
Non-cash share-based compensation	1,861	3,435
Loss on disposal of long-lived assets	51	75
Unrealized net (gains) losses on hedging instruments	767	(478)
Change in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(120,075)	(187,577)
Inventories	36,982	42,173
Other assets	19,349	(2,962)
Accounts payable and accrued expenses	(58,137)	(22,730)
Accrued employee compensation and benefits	(16,680)	(14,983)
Accrued warranty expense	155	966
Change in operating leases, net	(7,041)	(8,714)
Income taxes receivable/payable, net	(11,356)	(4,468)
Other liabilities	790	(992)
Net cash used in operating activities	(93,682)	(120,604)
Cash flows from investing activities:
Capital expenditures	(16,953)	(11,304)
Acquisition, net of cash acquired	—	(463,105)
Proceeds from sales of property and equipment	—	15
Net cash used in investing activities	(16,953)	(474,394)
Cash flows from financing activities:
Proceeds from credit facilities, net	191,013	174,182
Proceeds from issuance of long-term debt	9,766	480,000
Repayments of long-term debt	(3,143)	(1,760)
Debt issuance cost	—	(18,129)
Principal payments on finance leases	(109)	(114)
Acquisition of treasury stock	(21,938)	(27,377)
Dividends paid, net	(949)	(953)
Exercise of stock options	130	—
Net cash provided by financing activities	174,770	605,849
Effect of exchange rate changes on cash and cash equivalents	(4,166)	4,107
Net increase in cash and cash equivalents	59,969	14,958
Cash and cash equivalents at beginning of period	106,666	63,981
Cash and cash equivalents at end of period	$166,635	$78,939
Supplemental disclosures:
Cash paid for income taxes, net	$3,983	$3,259
Cash paid for interest and fees	$7,165	$5,042
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$18,129	$18,467
Accrued capital expenditures at period-end	$4,055	$1,178

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance, December 31, 2018	95,649	$956	$341,241	$413,799	$(13,700)	(1,138)	$(17,722)	$724,574	$9,734	$734,308
Acquisition of treasury stock	—	—	—	—	—	(1,654)	(27,377)	(27,377)	—	(27,377)
Compensatory awards released from restriction	—	—	(18,467)	—	—	803	18,467	—	—	—
Share-based compensation	—	—	3,435	—	—	—	—	3,435	—	3,435
Stock dividends		—	—	(37)	—	385	37	—	—	—
Cash dividends ($0.01 per share)	—	—	—	(953)	—	—	—	(953)	—	(953)
Equity adjustment from foreign currency translation	—	—	—	—	(2,870)		—	(2,870)	(108)	(2,978)
Change in fair value of derivative instruments	—	—	—	—	(3,602)	—	—	(3,602)	—	(3,602)
Net Income	—	—	—	48,647	—		—	48,647	(146)	48,501
Balance, March 31, 2019	95,649	$956	$326,209	$461,456	$(20,172)	(1,604)	$(26,595)	$741,854	$9,480	$751,334

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	95,649	$956	$323,600	$489,382	$(22,422)	(1,451)	$(24,163)	$767,353
Adoption of accounting standard	—	—	—	(289)	—	—	—	(289)
Acquisition of treasury stock	—	—	—	—	—	(1,167)	(21,938)	(21,938)
Exercise of stock options	—	—	(203)	—	—	20	333	130
Compensatory awards released from restriction	—	—	(18,129)	—	—	1,055	18,129	—
Share-based compensation	—	—	1,861	—	—	—	—	1,861
Stock dividends	—	—	4	(34)	—	2	30	—
Cash dividends ($0.01 per share)	—	—	—	(949)	—	—	—	(949)
Equity adjustment from foreign currency translation	—	—	—	—	(14,936)	—	—	(14,936)
Change in fair value of derivative instruments, net of tax	—	—	—	—	(159)	—	—	(159)
Net income	—	—	—	28,894	—	—	—	28,894
Balance at March 31, 2020	95,649	$956	$307,133	$517,004	$(37,517)	(1,541)	$(27,609)	$759,967

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by Callaway Golf Company (the “Company” or “Callaway Golf”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Commission. These consolidated condensed financial statements, in the opinion of management, include all the normal and recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.
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
Recent Accounting Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This ASU removes specific exceptions to the general principles in Accounting Standards Codification ("ASC") Topic 740, "Accounting for Income Taxes" ("Topic 740") and simplifies certain U.S. GAAP requirements. ASU 2019-12 is effective for public filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements and disclosures.
Adoption of New Accounting Standards
On January 1, 2020, the Company adopted ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("Topic 326") utilizing the modified retrospective approach. This new standard is intended to improve financial reporting by requiring timelier recording of credit losses on the Company's trade account receivable and requires the measurement of all expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. Upon the completion of the Company's assessment of Topic 326, the Company concluded that its prior methodology of estimating credit losses on its trade accounts receivable closely aligns with the requirements of the new standard, and therefore, the adoption of this ASU did not have a material impact on the Company consolidated condensed financial statements. For further information, see Note 4 . Upon adoption of Topic 326, the Company recorded a cumulative adjustment to beginning retained earnings of $289,000, which reflected an increase to the allowance for doubtful accounts. As the impact to the Company's consolidated condensed financial statements in the first quarter of 2020 was not material, prior period information that is presented for comparative purposes has not been restated and continues to be reported under the accounting standards that were in effect during those periods.
On January 1, 2020, the Company adopted ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this ASU removed, modified or added to the disclosure requirements for fair value measurements in ASC Topic 820, "Fair Value Measurement" ("Topic 820"). The adoption of this ASU did not have a material impact on the Company's consolidated condensed financial statements and disclosures.

Note 2. Leases
The Company leases office space, manufacturing plants, warehouses, distribution centers and vehicles and equipment, as well as retail and/or outlet locations related to the TravisMathew and Jack Wolfskin businesses and the apparel business in Japan. Certain real estate leases include one or more options to extend the lease term or options to purchase the leased property at the Company's sole discretion. When deemed reasonably certain of exercise, the renewal and purchase options are included in the determination of the lease term and lease payment obligation, respectively. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Right-of-use ("ROU") assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the rate implicit in the lease agreement in determining the present value of minimum lease payments. If the implicit rate is not provided, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including the lease term. At the commencement of a lease, the ROU asset for operating leases is measured by taking the sum of the present value of the lease liability, initial direct costs (if any) and prepaid lease payments (if any), and deducting lease incentives (if any). After the lease commencement date and over the lease term, lease expense is recognized as a single lease cost on a straight-line basis. Lease agreements related to properties are generally comprised of lease components and non-lease components. Non-lease components, such as common area maintenance charges, are expensed as incurred and recognized separately from the straight-line lease expense. Variable lease payments that do not depend on an index or rate, such as rental payments based on a percentage of retail sales over contractual levels, are expensed separately as incurred, and are not included in the measurement of the ROU asset and lease liability. Variable lease payments that depend on an index or rate, such as payments that are adjusted periodically for inflation, are included in the measurement of the ROU asset and lease liability and are recognized on a straight-line basis over the lease term.
Supplemental balance sheet information related to leases is as follows (in thousands):

	Balance Sheet Location	March 31, 2020	December 31, 2019
Operating leases
ROU assets, net	Operating lease ROU assets, net	$193,829	$160,098
Lease liabilities, short-term	Operating lease liabilities, short-term	$28,544	$26,418
Lease liabilities, long-term	Operating lease liabilities, long-term	$175,954	$137,696

Finance Leases
ROU assets, net,	Other assets	$1,108	$1,263
Lease liabilities, short-term	Accounts payable and accrued expenses	$542	$589
Lease liabilities, long-term	Long-term other	$509	$558

The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease costs	$11,022	$8,897
Financing lease costs:
Amortization of right-of-use assets	167	257
Interest on lease liabilities	11	25
Total financing lease costs	178	282
Variable lease costs	1,296	1,340
Total lease costs	$12,496	$10,519

Other information related to leases was as follows (in thousands):

	Three Months Ended March 31,
Supplemental Cash Flows Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$9,331	$8,714
Operating cash flows from finance leases	$11	$25
Financing cash flows from finance leases	$109	$114

Lease liabilities arising from new ROU assets:
Operating leases	$51,851	$3,059
Finance leases	$22	$—

	March 31, 2020	December 31, 2019
Weighted average remaining lease term (years):
Operating leases	10.1	6.6
Finance leases	2.7	2.7

Weighted average discount rate:
Operating leases	5.4%	5.5%
Finance leases	4.1%	4.5%

Future minimum lease obligations as of March 31, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$29,289	$510
2021	34,284	245
2022	29,864	204
2023	26,016	94
2024	22,586	23
Thereafter	126,550	23
Total future lease payments	268,589	1,099
Less: imputed interest	64,091	48
Total	$204,498	$1,051

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

The Company has two operating and reportable segments, namely the Golf Equipment operating segment and the Apparel, Gear and Other operating segment. The following table presents the Company's revenue disaggregated by major product category and operating and reportable segment (in thousands):

	Operating and Reportable Segments
	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Golf Equipment	Apparel, Gear & Other	Total	Golf Equipment	Apparel, Gear & Other	Total
Major product category:
Golf Clubs	$251,224	$—	$251,224	$261,785	$—	$261,785
Golf Balls	40,437	—	40,437	61,834	—	61,834
Apparel	—	77,290	77,290	—	96,246	96,246
Gear, Accessories & Other	—	73,325	73,325	—	96,332	96,332
	$291,661	$150,615	$442,276	$323,619	$192,578	$516,197
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
The following table presents information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped (in thousands):

	Three Months Ended March 31,
	2020	2019
Major Geographic Region:
United States	$217,503	$249,001
Europe	96,719	126,613
Japan	77,347	73,228
Rest of World	50,707	67,355
	$442,276	$516,197
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
Royalty Income
Royalty income is recognized over time in net sales as underlying product sales occur, subject to certain minimum royalties, in accordance with the related licensing arrangements. Royalty income is included in the Company's Apparel, Gear and Other operating segment. Total royalty income for the three months ended March 31, 2020 and 2019 was $5,545,000 and $4,678,000, respectively.

Gift Cards
Revenues from gift cards are deferred and recognized when the cards are redeemed. The Company’s gift cards have no expiration date. The Company recognizes revenue from unredeemed gift cards, otherwise known as breakage, when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company uses this historical redemption rate to recognize breakage on unredeemed gift cards over the redemption period. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. As of March 31, 2020 and December 31, 2019, the Company's deferred revenue liability for gift cards was $1,990,000 and $2,190,000, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized $525,000 and $389,000 of deferred gift card revenue, respectively.
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
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product's life cycle of approximately two years, and price concessions or price reductions are generally offered at the end of the product's life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to net sales using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates, and adjusts the rate as deemed necessary in order to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate during the three months ended March 31, 2020 and 2019. Historically, the Company's actual amount of variable consideration related to these sales programs has not been materially different from its estimates.
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
Note 4. Estimated Credit Losses
The Company's trade accounts receivable are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses, as well as reserves related to product returns and sales programs as described in Note 3. Under ASC Topic 326, the “expected credit loss” model will replace the “incurred loss” model and will require consideration of a broader range of information to estimate expected credit losses over the life of the asset. The Company's prior methodology for estimating credit losses on trade accounts receivable did not differ significantly from the new requirements of ASC 326. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. An estimate of credit losses for the remaining customers in the aggregate is based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customers' financial condition, all of which are subject to change. Additionally, the Company’s monitoring activities now consider future reasonable and supportable forecasts of economic conditions to adjust all general reserve percentages as necessary. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined, based on current information, that the estimate of credit losses as of March 31, 2020 was not significantly impacted.
Actual uncollected amounts have historically been consistent with the Company’s expectations. The Company's payment terms on its receivables from customers are generally 60 days or less.
The following table provides a reconciliation of the activity related to the Company’s allowance for estimated credit losses (in thousands):

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Beginning balance as of January 1	$5,992	$5,610
Adjustment due to the adoption of Topic 326	289	—
Provision for credit losses	13	(123)
Write-off of uncollectible amounts, net of recoveries	(154)	(13)
Ending balance as of March 31	$6,140	$5,474

Note 5. Business Combinations
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
In connection with the acquisition, during the year ended December 31, 2019, the Company recognized transaction costs of approximately $9,987,000, of which $4,723,000 was recognized in general and administrative expenses during the three months ended March 31, 2019. There were no transaction costs incurred during the three months ended March 31, 2020. In addition, the Company recorded a loss of $3,215,000 in other income (expense) in the first quarter of 2019 upon the settlement of a foreign currency forward contract to mitigate the risk of foreign currency fluctuations on the purchase price, which was denominated in Euros.
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

Note 6. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its primary and Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of March 31, 2020, the Company had $335,593,000 outstanding under these facilities, $1,375,000 in outstanding letters of credit, and $166,635,000 in cash and cash equivalents. As of March 31, 2020, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit and outstanding borrowings, was $259,428,000. As of March 31, 2019, the Company had $214,482,000 outstanding under these facilities, $1,228,000 in outstanding letters of credit, and $78,939,000 in cash and cash equivalents. As of March 31, 2019, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit and outstanding borrowings, was $223,402,000.
Primary Asset-Based Revolving Credit Facility
In May 2019, the Company amended and restated its primary credit facility (the Fourth Amended and Restated Loan and Security Agreement, as amended in August 2019, March 2020 and April 2020) with Bank of America N.A. and other lenders (the “ABL Facility”), which provides a senior secured asset-based revolving credit facility of up to $400,000,000, comprised of a $260,000,000 U.S. facility, a $70,000,000 German facility, a $25,000,000 Canadian facility and a $45,000,000 United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. In March 2020, the Company amended the ABL Facility to add a stretch loan sub-facility of up to $30,000,000 (the “Stretch Term Loan Facility”) and the loans thereunder (the “Stretch Term Loans”), which may be borrowed pursuant to one borrowing at any time prior to September 30, 2020. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), certain intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Germany, Canada and the United Kingdom. The real estate and intellectual property components of the borrowing base under the ABL Facility are both amortizing. The amount available for the real estate portion is reduced quarterly over a 15-year period, and the amount available for the intellectual property portion is reduced quarterly over a 3-year period.
As of March 31, 2020, the Company had $300,257,000 in borrowings outstanding under the ABL Facility and $1,375,000 in outstanding letters of credit. As of March 31, 2020, the Company had not yet utilized the Stretch Term Loan Facility. Amounts available under the ABL Facility fluctuate with the general seasonality of the business and increase and decrease with changes in the Company’s inventory and accounts receivable balances. With respect to the Company's Golf Equipment business, inventory balances are generally higher in the fourth and first quarters, primarily to meet demand during the height of the golf season, and accounts receivable are generally higher during the first half of the year when sales are higher. Average outstanding borrowings during the three months ended March 31, 2020 were $204,236,000, and average amounts available under the ABL Facility during the three months ended March 31, 2020, after outstanding borrowings and letters of credit, was approximately $114,012,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable in May 2024.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. On April 28, 2020, the Company amended the ABL Facility to permit a customary capped call transaction (see Convertible Senior Notes below) in connection with the issuance of convertible debt securities by the Company and to permit the Company to incur loans or financial assistance of up to $50,000,000 pursuant to governmental programs enacted due to the COVID-19 outbreak. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. These restrictions do not materially limit the Company's ability to pay future dividends at the current dividend rate. As of March 31, 2020, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant of at least 1.0 to 1.0 during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below 10% of the maximum facility amount or $40,000,000. Additionally, at any time the Stretch Term Loans are outstanding as of the end of any fiscal quarter, the Company is subject to compliance with a fixed charge coverage ratio of at least 1.1 to 1.0. The Company’s borrowing base availability was above $40,000,000 during the three months ended March 31, 2020, and the Company was in compliance with the fixed charge coverage ratio as of March 31, 2020. Had the Company not been in compliance with the fixed charge coverage ratio as of March 31, 2020, the maximum amount of additional indebtedness that could have been outstanding on March 31, 2020 would have been reduced by $40,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the German, the U.K. and the U.S. borrowing bases, as adjusted. At March 31, 2020 the Company’s trailing 12 month average interest rate applicable to its outstanding loans under the ABL Facility was 4.36%. Additionally, the ABL Facility provides for monthly fees of 0.25% of the unused portion of the ABL Facility and 0.50% of the Stretch Term Loan Facility until the earlier of the borrowing of the Stretch Term Loans and September 30, 2020.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $3,315,000, which are amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees at March 31, 2020 and December 31, 2019 were $1,945,000 and $2,115,000, respectively, of which $753,000 and $746,000, respectively, were included in other current assets and $1,192,000 and $1,369,000, respectively, were included in other long-term assets in the accompanying consolidated condensed balance sheets.
Japan ABL Facilities
In January 2018, the Company refinanced the asset-based loan agreement between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFJ, Ltd (the "2018 Japan ABL Facility"), which provides a credit facility of up to 4,000,000,000 Yen (or U.S. $37,196,000, using the exchange rate in effect as of March 31, 2020) over a three-year term, subject to borrowing base availability under the 2018 Japan ABL Facility. The amounts outstanding are secured by certain assets, including eligible inventory and eligible accounts receivable. The Company had 3,800,000,000 Yen (or U.S. $35,336,000, using the exchange rate in effect as of March 31, 2020) in borrowings outstanding under the 2018 Japan ABL Facility as of March 31, 2020. The 2018 Japan ABL Facility also includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of March 31, 2020, the Company was in compliance with these covenants. The 2018 Japan ABL Facility is subject to an effective interest rate equal to the Tokyo Interbank Offered Rate (TIBOR) plus 0.80%. The average interest rate under the 2018 Japan ABL Facility during 2020 was 0.87%. The 2018 Japan ABL Facility expires in January 2021.
On July 31, 2019, the Company entered into a new one-year asset-based loan facility ("2019 Japan ABL Facility" and collectively with the 2018 Japan ABL Facility, the "Japan ABL Facility") between its subsidiary in Japan and MUFG Bank, Ltd. for 2,000,000,000 Yen, (or approximately U.S. $18,598,000 using the exchange rate in effect as of March 31, 2020) and had no borrowings outstanding under the 2019 Japan ABL Facility as of March 31, 2020. The amounts outstanding are secured by certain assets, including eligible inventory and eligible accounts receivable. The 2019 Japan ABL Facility is subject to an effective interest rate equal to the TIBOR plus 1.0%, and is subject to certain restrictions including covenants related to certain pledged assets and financial performance metrics. The average interest rate under the 2019 Japan ABL Facility during 2020 was 1.07%.
Long-Term Debt
Equipment Notes
In December 2017, the Company entered into a long-term financing agreement (the "2017 Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of March 31, 2020 and December 31, 2019, the Company had $6,775,000 and $7,357,000, respectively, outstanding under the 2017 Equipment Note, of which $2,467,000 and $2,455,000 were reported in current liabilities, respectively, and $4,308,000 and $4,902,000 were reported in long-term liabilities, respectively, in the accompanying consolidated condensed balance sheets. The Company's interest rate applicable to outstanding borrowings was 3.79%. Total interest expense related to the 2017 Equipment Note recognized during the three months ended March 31, 2020 was $68,000. The 2017 Equipment Note amortizes over a 5-year term.
In August 2019, the Company entered into a second long-term financing agreement (the "2019 Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of March 31, 2020 and December 31, 2019, the Company had $11,742,000 and $12,358,000, respectively, outstanding under the 2019 Equipment Note, of which $2,662,000 and $2,652,000 was reported in current liabilities, respectively, and $9,080,000 and $9,706,000 was reported in long-term liabilities, respectively, in the accompanying consolidated condensed balance sheets. The Company's interest rate applicable to outstanding borrowings was 3.21%. Total interest expense related to the 2019 Equipment Note recognized during the three months ended March 31, 2020 was $97,000. The 2019 Equipment Note amortizes over a 5-year term.
In March 2020, the Company entered into a third long-term financing agreement (the "2020 Equipment Note") secured by certain equipment at the Company's golf ball manufacturing facility. As of March 31, 2020 the Company had $9,766,000 outstanding under the 2020 Equipment Note, of which $1,395,000 was reported in current liabilities and $8,371,000 was reported in long-term liabilities in the accompanying consolidated condensed balance sheet. The Company's interest rate applicable to outstanding borrowings was 2.36%. There was no interest expense related to the 2020 Equipment Note recognized during the three months ended March 31, 2020. The 2020 Equipment Note amortizes over a 7-year term.

The 2017 Equipment Note, 2019 Equipment Note and the 2020 Equipment Note are subject to compliance with the financial covenants in the Company's ABL Facility. As of March 31, 2020, the Company was in compliance with these covenants.
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
As of March 31, 2020 and December 31, 2019, the Company had $445,200,000 and $446,400,000, respectively, outstanding under the Term Loan Facility, of which $4,800,000 is reflected in current liabilities. The amount outstanding as of March 31, 2020 was offset by unamortized debt issuance costs of $14,891,000, of which $2,590,000 was reflected in the short-term portion of the facility, and $12,301,000 was reflected in the long-term portion of the facility in the accompanying consolidated condensed balance sheet. Total interest and amortization expense recognized during the three months ended March 31, 2020 and 2019 was $7,413,000 and $8,780,000, respectively.
Loans under the Term Loan Facility are subject to interest at a rate per annum equal to either, at the Company's option, the LIBOR rate or the base rate, plus 4.50% or 3.50%, respectively. Principal payments of $1,200,000 are due quarterly, however the Company has the option to prepay any outstanding loan balance in whole or in part without premium or penalty. In addition, the Term Loan Facility requires excess cash flow payments beginning after December 31, 2019.
In order to mitigate the risk of interest rate fluctuations under the Term Loan Facility, the Company converted $200,357,000 of principal into €176,200,000, and entered into a cross-currency swap combined with an interest rate hedge with the lenders party to the Credit Agreement to swap the floating rate of LIBOR plus 4.50% to a fixed rate of 4.60%. As of March 31, 2020, the Company unwound the cross-currency swap and maintained the interest rate hedge. During the three months ended March 31, 2020 and 2019, the Company recognized interest income of $1,313,000 and $1,018,000, respectively, under the cross-currency swap to offset the interest expense recognized under the Term Loan Facility.
Loans outstanding under this facility are guaranteed by the Company's domestic subsidiaries. The loans and guaranties are secured by substantially all the assets of the Company and guarantors.
The Credit Agreement contains a cross-default provision with respect to any indebtedness of the Company as defined in the Credit Agreement, as well as customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Events of default permitting acceleration under the Credit Agreement include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, certain cross defaults or a change of control. As of March 31, 2020, the Company was in compliance with these covenants.
The following table presents the Company's combined aggregate amount of maturities for its 2017 Equipment Note, 2019 Equipment Note, 2020 Equipment Note and Term Loan Facility over the next five years and thereafter as of March 31, 2020. Amounts payable under the Term Loan Facility included below represent the minimum principal repayment obligations. As of March 31, 2020, the Company does not anticipate excess cash flow repayments as defined by the Term Loan Facility.

(in thousands)
Remainder of 2020	$8,332
2021	11,297
2022	11,519
2023	9,107
2024	8,290
Thereafter	428,835
$477,380

Convertible Senior Notes
On May 4, 2020, the Company issued $258,750,000 of 2.75% Convertible Senior Notes (the “2026 Notes”). The 2026 Notes bear interest at a rate of 2.75% per annum on the principal amount thereof, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The 2026 Notes will mature on May 1, 2026, unless earlier redeemed or repurchased by the Company or converted. The 2026 Notes will be structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.
In connection with the pricing of the 2026 Notes on April 29, 2020, the Company entered into privately negotiated capped call transactions with Goldman Sachs & Co. LLC, Bank of America, N.A. and Morgan Stanley & Co. LLC as well as with each of the Option Counterparties. The capped call transactions cover the aggregate number of shares of the Company’s common stock that initially underlie the 2026 Notes, and are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the notes. The cap price of the capped call transactions is initially $27.10. The cost of the capped call transactions was approximately $31,800,000.
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
The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Earnings per common share—basic
Net income attributable to Callaway Golf Company	$28,894	$48,647
Weighted-average common shares outstanding—basic	94,309	94,684
Basic earnings per common share	$0.31	$0.51
Earnings per common share—diluted
Net income attributable to Callaway Golf Company	$28,894	$48,647
Weighted-average common shares outstanding—basic	94,309	94,684
Outstanding options, restricted stock units and performance share units	1,367	1,735
Weighted-average common shares outstanding—diluted	95,676	96,419
Diluted earnings per common share	$0.30	$0.50

As of March 31, 2020, there were no anti-dilutive securities and as such, there were no securities excluded from the calculation of diluted earnings per common share. As of March 31, 2019, the Company had a nominal number of securities that had an anti-dilutive effect on the calculation of diluted earnings per common share. Such securities were excluded from the calculation.

Note 8. Inventories
Inventories are summarized below (in thousands):

	March 31, 2020	December 31, 2019
Inventories:
Raw materials	$75,823	$76,140
Work-in-process	1,079	860
Finished goods	335,788	379,639
	$412,690	$456,639

Note 9. Goodwill and Intangible Assets
Goodwill at March 31, 2020 decreased to $200,787,000 from $203,743,000 at December 31, 2019. This $2,956,000 decrease was primarily due changes in foreign currency rates period over period. The Company's goodwill is reported in both the Golf Equipment and Apparel, Gear and Other operating segments (see Note 19).
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and non-amortizing intangible assets are subject to an annual impairment test or more frequently when impairment indicators are present. The Company considered the recent economic impacts caused by the COVID-19 pandemic, combined with the fact that the historical fair value of its reporting units has exceeded their carrying values, and concluded there was no impairment as of March 31, 2020. As such, there were no impairment charges recognized during the three months ended March 31, 2020 as well as in the comparable period in 2019. Due to the economic uncertainty created by the COVID-19 pandemic, the Company will continue to monitor the impacts of COVID-19 on its business as new developments occur.
The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	March 31, 2020			December 31, 2019
		Gross(1)	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
Trade name, trademark, trade dress and other	NA	$450,015	$—	$450,015	$453,837	$—	$453,837
Amortizing:
Patents	2-16	31,581	31,581	—	31,581	31,581	—
Customer and distributor relationships and other	1-10	53,683	15,834	37,849	53,904	14,318	39,586
Total intangible assets		$535,279	$47,415	$487,864	$539,322	$45,899	$493,423

(1) The gross balance of intangible assets as of March 31, 2020 includes a reduction due to the impact of foreign exchange rates of $3,822,000 on the Jack Wolfskin non-amortizing intangible asset, as well as $557,000 on the amortizing customer and distributor relationships.
Aggregate amortization expense on intangible assets was approximately $1,180,000 and $1,220,000 for the three months ended March 31, 2020 and 2019, respectively.
Amortization expense related to intangible assets at March 31, 2020 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2020	$3,584
2021	4,724
2022	4,548
2023	4,409
2024	4,409
Thereafter	16,175
$37,849

Note 10. Joint Venture
The Company had a joint venture in Japan, Callaway Apparel K.K., with its long-time apparel licensee, TSI Groove & Sports Co, Ltd., ("TSI") for the design, manufacture and distribution of Callaway-branded apparel, footwear and headwear in Japan. In July 2016, the Company contributed $10,556,000, primarily in cash, for a 52% ownership of the joint venture, and TSI contributed $9,744,000, primarily in inventory, for the remaining 48%. In May 2019, the Company entered into a stock purchase agreement with TSI to acquire the remaining shares comprising the 48% ownership in Callaway Apparel K.K. for 2 billion Yen, or approximately $18,538,000 (using the exchange rate in effect on the acquisition date). The purchase was completed as of May 31, 2019 and, pursuant to the stock purchase agreement, the purchase price was paid in August 2019. As of March 31, 2020, the Company owned 100% of this entity and controlled all matters pertaining to its business operations and significant management decisions. Callaway Apparel K.K. is consolidated one month in arrears.
During the three months ended March 31, 2019, the Company recorded a net loss attributable to the non-controlling interest of $146,000 in its consolidated condensed statements of operations. As a result of the acquisition, the Company did not recognize net income attributable to non-controlling interests during the three months ended March 31, 2020.
Note 11. Investments
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
There were no additional investments by the Company in Topgolf in each of the three months ended March 31, 2020 or 2019. The Company's total investment in Topgolf as of both March 31, 2020 and December 31, 2019 was $90,134,000. Since the adoption of ASU 2016-01, there were no observable transactions which would provide an estimate of fair value. As such, at March 31, 2020 and December 31, 2019, the Company's investment in Topgolf is reflected at cost less impairments in accordance with ASU No. 2016-01.
As of March 31, 2020, the Company has not recorded any impairments with respect to this investment. If in the future there is an observable price change as a result of an orderly transaction for the identical or similar investment in Topgolf, the Company would be required to assess the fair value impact, if any, on each identified or similar class of Topgolf stock held by the Company, and write such stock up or down to its estimated fair value, which could have a material effect on the Company's financial position and results of operations.
Note 12. Product Warranty
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

The warranty provision for the three months ended March 31, 2020 and March 31, 2019 includes the warranty reserves assumed in connection with the Jack Wolfskin acquisition (see Note 5).
The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$9,636	$7,610
Provision	1,808	2,479
Provision liability assumed from acquisition	—	2,327
Claims paid/costs incurred	(1,653)	(1,633)
Ending balance	$9,791	$10,783

Note 13. Income Taxes
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
In January 2019, the Company acquired Jack Wolfskin for approximately $521,201,000 (including cash acquired of $58,096,000). The Company recorded a deferred tax liability of $88,392,000 related to the intangibles upon acquisition in addition to $11,384,000 deferred tax assets acquired (see Note 5).
The realization of deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. Due to the Company’s historical profitability, combined with future projections of profitability, the Company has determined that the majority of its U.S. deferred tax assets are more likely than not to be realized. The valuation allowance on the Company’s U.S. deferred tax assets as of March 31, 2020 primarily relates to state net operating loss carryforwards and credits that the Company estimates it may not be able to utilize in future periods. With respect to Jack Wolfskin and previously existing non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established. The Company has considered the business disruption impacts from the COVID-19 pandemic and determined that this hasn’t impacted the realization of its deferred tax assets. As this is a dynamically evolving business disruption, the Company will continue to evaluate the COVID-19-related impacts on the realization of its deferred tax assets as new information becomes available.
The Company's income tax provision was $9,151,000 and $9,556,000 for the three months ended March 31, 2020 and 2019, respectively. The decrease in the provision was primarily due to a decrease in pre-tax income compared to 2019. As a percentage of pre-tax income, the Company's effective tax rate increased to 24.1% in the first quarter of 2020 compared to 16.5% in the first quarter of 2019, primarily due to a shift in the mix of foreign earnings relative to the prior year combined with a decrease in earnings resulting from the business disruptions caused by the COVID-19 pandemic.
At March 31, 2020, the gross liability for income taxes associated with uncertain tax positions was $26,380,000. Of this amount, $11,129,000 would benefit the Company’s consolidated condensed financial statements and effective income tax rate if favorably settled. The unrecognized tax liabilities are expected to decrease by approximately $449,000 during the next 12 months. The gross liability for uncertain tax positions increased by $387,000 for the three months ended March 31, 2020. The increase was primarily due to increases in tax positions taken during the current quarter.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended March 31, 2020 and 2019, the Company's provision for income taxes includes an expense of $29,000 and $32,000, respectively, related to the recognition of interest and/or penalties. As of March 31, 2020 and December 31, 2019, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $1,698,000 and $1,669,000, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2010 and prior
California (U.S.)	2008 and prior
Germany	2014 and prior
Japan	2013 and prior
South Korea	2014 and prior
United Kingdom	2015 and prior

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
Note 14. Commitments & Contingencies
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
The minimum obligation that the Company is required to pay as of March 31, 2020 under these agreements is $115,205,000 over the next four years as follows (in thousands):

Remainder of 2020	$52,402
2021	29,681
2022	19,988
2023	10,335
2024	2,799
$115,205

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
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $1,375,000 as of March 31, 2020.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s consolidated financial statements. The fair value of indemnities, commitments and guarantees that the Company issued as of March 31, 2020 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 15. Share-Based Employee Compensation
As of March 31, 2020, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan")

and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan"). From time to time, the Company grants stock options, restricted stock units, performance share units, phantom stock units, stock appreciation rights and other awards under these plans.
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
Restricted Stock Units
Restricted stock units awarded under the 2004 Incentive Plan and the 2013 Directors Plan are valued at the Company’s closing stock price on the date of grant. Restricted stock units generally vest over a one- to five-year period. Compensation expense for restricted stock units is recognized on a straight-line basis over the vesting period and is reduced by an estimate for forfeitures. During the three months ended March 31, 2020 and 2019, the Company granted 268,000 and 400,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $19.67 and $15.17 per share, respectively.
Total compensation expense, net of estimated forfeitures, recognized for restricted stock units was $1,615,000 and $1,799,000, for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the Company had $12,132,000 of total unamortized compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.2 years.
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
The Company granted 125,000 and 226,000 shares underlying performance share units during the three months ended March 31, 2020 and 2019, respectively, at a weighted average grant-date fair value of $19.66 and $15.17 per share, respectively. The awards granted during 2020 and 2019 are subject to a three- to five-year performance period provided that (i) if certain first year performance goals are achieved, the participant could earn up to 50% of the three-year target award shares, subject to continued service through the vesting date, and (ii) if certain cumulative first- and second-year performance goals are achieved, the participant could earn up to an aggregate of 80% of the three-year target award shares (which includes any shares earned during the first year), subject to continued service through the vesting date. Based on the Company’s performance, participants earned a minimum of 50% of the target award shares granted in 2019, and 80% of the target award shares granted in 2018, in each case subject to continued service through the vesting date.

During the three months ended March 31, 2020 and 2019, the Company granted 125,000 and 149,000 shares underlying performance share units subject to total shareholder return requirements, respectively, at a weighted average grant-date fair value of $23.22 and $16.96, respectively.

During the three months ended March 31, 2020, the Company performed a remeasurment of these awards based on the Company’s most recent financial targets resulting in a reduction to expense. During the three months ended March 31, 2020 and 2019, the Company recognized total compensation expense, net of estimated forfeitures, for performance based awards of $245,000 and $1,636,000, respectively. The decrease in expense reflects a decrease in the anticipated degree of achievement against the performance metrics established on performance-based awards as a result of the uncertain future economic impact on the Company's business due to the COVID-19 pandemic. At March 31, 2020, unamortized compensation expense related to these awards was $7,732,000, which is expected to be recognized over a weighted-average period of 2.0 years.

Share-Based Compensation Expense
The table below summarizes the amounts recognized in the financial statements for the three months ended March 31, 2020 and 2019 for share-based compensation, including expense for restricted stock units and performance share units (in thousands).

	Three Months Ended March 31,
	2020	2019

Cost of sales	$156	$249
Operating expenses	1,705	3,186
Total cost of share-based compensation included in income, before income tax	$1,861	$3,435

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

The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 17) that are measured at fair value on a recurring basis by the above pricing levels at March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2020
Foreign currency forward contracts—asset position	$7,109	$—	$7,109	$—
Foreign currency forward contracts—liability position	(1,888)	—	(1,888)	—

Interest rate hedge agreements—liability position	(19,690)	—	(19,690)	—
	$(14,469)	$—	$(14,469)	$—
December 31, 2019
Foreign currency forward contracts—asset position	$61	$—	$61	$—
Foreign currency forward contracts—liability position	(766)	—	(766)	—

Cross-currency debt swap agreements—asset position	6,163	—	6,163	—
Cross-currency debt swap agreements—liability position	(25)	—	(25)	—

Interest rate hedge agreements—asset position	(8,894)	—	(8,894)	—
	$(3,461)	$—	$(3,461)	$—

The fair value of the Company’s foreign currency forward contracts and cross-currency debt swap contracts are based on observable inputs that are corroborated by market data. Observable inputs include broker quotes, daily market foreign currency rates and forward pricing curves. Remeasurement gains and losses on foreign currency forward contracts and cross-currency debt swap contracts designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) until recognized in earnings during the period that the hedged transactions take place. The fair value of interest rate hedge contracts are based on observable inputs that are corroborated by market data. Observable inputs include daily market foreign currency rates and interest rate curves. Remeasurement gains and losses are recorded in accumulated other comprehensive income (loss) until recognized in earnings as interest payments are made or received on the Company’s variable-rate debt. Remeasurement gains and losses on foreign currency forward contracts that are not-designated as cash flow hedges are recorded in other income (expense) (see Note 17).
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at March 31, 2020 and December 31, 2019 are categorized within Level 1 of the fair value hierarchy. The table below summarizes information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated condensed balance sheets as of March 31, 2020 and December 31, 2019, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility(1)	$445,200	$411,810	$446,400	$450,864
Primary Asset-Based Revolving Credit Facility(2)	$300,257	$300,257	$114,480	$114,480
Japan ABL Facility(2)	$35,336	$35,336	$30,100	$30,100
Equipment notes(3)	$28,283	$28,283	$19,715	$19,715
Standby letters of credit(4)	$1,375	$1,375	$1,075	$1,075

(1)
In January 2019, the Company entered into the Term Loan Facility. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. The fair value of the Term Loan Facility as of March 31, 2020 was affected by volatile market conditions resulting from to the COVID-19 pandemic. See Note 6 for further information.

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

(3)
In December 2017, August 2019 and March 2020, the Company entered into equipment notes that are both secured by certain equipment at the Company's golf ball manufacturing facility. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 6 for further information.

(4)
The carrying value of the Company's standby letters of credit approximates the fair value as they represent the Company’s contingent obligation to perform in accordance with the underlying contracts, using the exchange rates in effect at March 31, 2020 and December 31, 2019. As such, the fair value of this contingent obligation is categorized within Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or more frequently if certain indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments that are written down to fair value when they are held for sale or determined to be impaired. During each of the three months ended March 31, 2020 and 2019, there were no impairments recorded related to the Company's assets that are measured at fair value on a nonrecurring basis. Assets purchased in connection with the acquisitions of Jack Wolfskin were valued at their fair value on the date of purchase (see Note 5).
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

The following table summarizes the fair value of the Company's derivative instruments as well as the location of the asset and/or liability on the consolidated condensed balance sheets at March 31, 2020 and December 31, 2019 (in thousands):

	Balance Sheet Location	Fair Value of Asset Derivatives
		March 31, 2020	December 31, 2019
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$1,395	$53
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$5,714	$8

	Balance Sheet Location	Fair Value of Liability Derivatives
		March 31, 2020	December 31, 2019
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$129	$24

Cross-currency debt swap agreements	Accounts payable and accrued expenses	—	25

Interest rate hedge agreements	Accounts payable and accrued expenses	4,402	1,865
	Other long-term liabilities	15,288	7,030
Total		$19,819	$8,944
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$1,759	$741

The Company's derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated condensed balance sheets at March 31, 2020 and December 31, 2019.
Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 to 15 months from their inception. At March 31, 2020, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $75,968,000. At December 31, 2019, the Company had no outstanding foreign currency forward contracts designated as cash flow hedge instruments.
As of March 31, 2020, the Company recorded a net gain of $2,410,000 in accumulated other comprehensive income (loss) related to foreign currency forward contracts. Of this amount, net losses of $1,000 for the three months ended March 31, 2020 were relieved from accumulated other comprehensive income (loss) and recognized in cost of goods sold for the underlying intercompany sales that were recognized, and net gains $232,000 for the three months ended March 31, 2020, were relieved from accumulated other comprehensive income (loss) related to the amortization of forward points. There were no ineffective hedge gains or losses recognized during the three months ended March 31, 2020. Based on the current valuation, the Company expects to reclassify net gains of $2,178,000 from accumulated other comprehensive income (loss) into net earnings during the next 12 months.
The Company recognized a net gain of $178,000 in cost of goods sold for the three months ended March 31, 2019.

Cross-Currency Debt Swap and Interest Rate Hedge Contract
In order to mitigate the risk of changes in interest rates associated with the Company's variable-rate Term Loan Facility, the Company used a cross-currency debt swap and interest rate hedge, both designated as cash flow hedges (see Note 6) by converting a portion of the USD denominated Term Loan Facility, which has a higher variable interest rate, to a Euro denominated synthetic note at a lower fixed rate. As of March 31, 2020, the Company unwound the cross currency swap, but maintained the interest rate hedge in order to continue mitigating the risk of changes in interest rates. Over the life of the facility, the Company will receive variable interest payments from the counterparty lenders in exchange for the Company making fixed rate payments, without exchange of the underlying notional amount. As of March 31, 2020, the notional amount outstanding under the interest rate hedge contract was $197,853,000. As of December 31, 2019, the notional amount outstanding under the cross-currency debt swap and interest rate hedge contract was $198,353,000.
During the three months ended March 31, 2020, the Company recorded a net gain of $15,081,000, respectively, in accumulated other comprehensive income (loss) related to the remeasurement of the cross currency swap contract. Of this amount, net gains of $7,048,000 were relieved from accumulated other comprehensive income (loss), of which $1,313,000 was recognized in interest expense and $5,735,000 related to foreign currency exchange was recognized in other income (expense) during the three months ended March 31, 2020. The Company recognized net gains of $3,714,000 in interest expense during the three months ended March 31, 2019.
During the three months ended March 31, 2020 the Company recorded a net loss of $11,233,000 related to the remeasurement of the interest rate hedge contract. Of this amount, net losses of $434,000 were relieved from accumulated other comprehensive income (loss) and recognized in interest expense during the three months ended March 31, 2020. The Company recognized net losses of $10,000 in interest expense during the three months ended March 31, 2019.
Based on the current valuation, the Company expects to reclassify a net loss of $4,410,000 from accumulated other comprehensive income (loss) into earnings during the next 12 months.
The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the three months ended March 31, 2020 and 2019 (in thousands):

	Gain/(Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2020	2019
Foreign currency forward contracts	$2,410	$546
Cross-currency debt swap agreements	15,081	4,071
Interest rate hedge agreements	(11,233)	(3,941)
	$6,258	$676

	Gain/(Loss) Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2020	2019
Foreign currency forward contracts	$233	$146
Cross-currency debt swap agreements	7,048	3,714
Interest rate hedge agreements	(434)	(10)
	$6,847	$3,850

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At March 31, 2020 and December 31, 2019, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $193,617,000 and $72,119,000, respectively. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the consolidated condensed statements of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 16).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three months ended March 31, 2020 and 2019, respectively, in addition to the derivative contract type (in thousands):

	Location of Net Gain Recognized in Income on Derivative Instruments	Amount of Net Gain/(Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended March 31,
		2020	2019
Foreign currency forward contracts	Other expense, net	$5,856	$750

In addition, for the three months ended March 31, 2020 and 2019, the Company recognized net foreign currency losses of $5,147,000 and $5,338,000, respectively, related to transactions with its foreign subsidiaries, respectively.
Note 18. Accumulated Other Comprehensive Loss
The following table details the amounts reclassified from accumulated other comprehensive loss to cost of goods sold, as well as changes in foreign currency translation for the three months ended March 31, 2020. Amounts are in thousands.

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, December 31, 2019, after tax	$(4,203)	$(18,219)	$(22,422)
Change in derivative instruments	6,258	—	6,258
Net gains reclassified to cost of goods sold	(233)	—	(233)
Net gains reclassified to other income (expense)	(5,735)	—	(5,735)
Net gains reclassified to interest expense	(879)	—	(879)
Income tax benefit on derivative instruments	430	—	430
Foreign currency translation adjustments	—	(14,936)	(14,936)
Accumulated other comprehensive loss, March 31, 2020, after tax	$(4,362)	$(33,155)	$(37,517)

Note 19. Segment Information
The Company has two reportable operating segments: Golf Equipment operating segment and Apparel, Gear and Other operating segment. The Golf Equipment operating segment, which is comprised of golf club and golf ball products, includes Callaway Golf branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata branded golf balls and sales of pre-owned golf clubs. The Apparel, Gear and Other operating segment includes the newly acquired Jack Wolfskin outdoor apparel, gear and accessories business, the TravisMathew golf and lifestyle apparel and accessories business, and the Callaway and Ogio business, which consists of golf apparel and accessories, storage gear for sport and personal use, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products. There are no significant intersegment transactions during the three months ended March 31, 2020.
The tables below contain information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended March 31,
	2020	2019(1)
Net sales:
Golf Equipment	$291,661	$323,619
Apparel, Gear and Other	150,615	192,578
	$442,276	$516,197
Income before income taxes:
Golf Equipment	$58,620	$70,652
Apparel, Gear and Other	(3,799)	22,060
Reconciling items(2)	(16,776)	(34,655)
	$38,045	$58,057
Additions to long-lived assets:(3)
Golf Equipment	$16,962	$5,417
Apparel, Gear and Other	10,124	4,392
	$27,086	$9,809

(1)
The Company continues to refine its expense allocation methodology between operating segments. As a result, the Company reclassified certain information technology expenses between the segments in the first quarter of 2019 in order to conform with the current presentation.

(2)
Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. The decrease in reconciling items for the three months ended March 31, 2020 compared to March 31, 2019 was primarily due to an increase of $8,325,000 in net gains recognized on hedging contracts combined with a decrease, primarily in employee costs and general and administrative expenses, in the first quarter of 2020. Additionally, during the first quarter of 2019, the reconciling items included non-recurring charges of $4,723,000 in the first quarter of 2019 related to the acquisition of Jack Wolfskin. See Note 6 for information on the Company's credit facilities and long-term debt obligations.

(3)	Additions to long-lived assets are comprised of purchases of property, plant and equipment.

Note 20. Subsequent Event
The Company's golf equipment and soft goods businesses in the first quarter of 2020 were significantly, adversely impacted by the COVID-19 outbreak, which the World Health Organization declared a pandemic in early March 2020. The pandemic resulted in the temporary closure of many of the Company's facilities around the world, including its headquarters in the U.S., sales offices, distribution centers, manufacturing facilities and retail locations. As a result of these regulatory responses, portions of the Company's worldwide business operated, and continues to operate, on a limited basis. This had a significant adverse impact on the Company's net sales in the first quarter of 2020, most notably in its retail and wholesale businesses. While this business disruption is expected to be temporary, the current circumstances are dynamic and the impacts of COVID-19 on the Company’s business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time. The Company will continue to monitor its business and market conditions as new developments occur.

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
Operating and Reportable Segments
The Company has two operating and reportable segments, namely Golf Equipment and Apparel, Gear and Other.
The Golf Equipment operating segment, which is comprised of golf club and golf ball products, includes Callaway Golf branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata branded golf balls and sales of pre-owned golf clubs.
The Apparel, Gear and Other operating segment includes the newly acquired Jack Wolfskin outdoor apparel, gear and accessories business, the TravisMathew golf and lifestyle apparel and accessories business, and the Callaway and OGIO businesses, which consist of golf apparel and accessories, storage gear for sport and personal use, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products.
For further information about the Company's segments, see Note 19 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Cost of Sales
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. Historically, over 85% of the Company's manufacturing costs, primarily material and component costs, are variable in nature and fluctuate with sales volumes. With respect to the Company's Golf Equipment operating segment, variable costs as a percentage of cost of sales range between 85% to 95% for golf club products and 70% to 80% for golf ball products. Variable costs for soft goods in the Apparel, Gear and Other operating segment are generally greater than 85% as fewer fixed costs are used in the manufacturing of soft goods products. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Operating Segments Results for the Three Months Ended March 31, 2020 and 2019—Segment Profitability" below for further discussion of gross margins.
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
Apparel, Gear and Other
Sales of the Company's golf and lifestyle apparel, gear and accessories generally follow the same seasonality as golf equipment, and are therefore generally higher during the first half of the year when the game of golf is mostly played. Sales of outdoor apparel, footwear and equipment related to the Company's newly acquired Jack Wolfskin business focuses primarily on outerwear and consequently experiences stronger sales for such products during the cold-weather months and the corresponding prior sell-in periods. Therefore, sales of Jack Wolfskin products are generally greater during the second half of the year.
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
Executive Summary to the Results of Operations and Financial Condition
The Company's golf equipment and soft goods businesses in the first quarter of 2020 were significantly, adversely impacted by the COVID-19 outbreak, which the World Health Organization declared a pandemic in early March 2020. The pandemic resulted in the temporary closure of many of the Company's facilities around the world, including its headquarters in the U.S., sales offices, distribution centers, manufacturing facilities and retail locations. As a result of these regulatory responses, portions of the Company's worldwide business operated, and continues to operate, on a limited basis. This had a significant adverse impact on the Company's net sales in the first quarter of 2020, most notably in its retail and wholesale businesses. Prior to the COVID-19 pandemic, in the first quarter of 2020 through early March, the Company continued to deliver strong results due to continued brand momentum and the strength of its 2020 product lines in its golf equipment business, combined with the continued success of the TravisMathew lifestyle apparel business, which delivered sales growth in the first quarter of 2020 compared to the first quarter of 2019, despite the operational challenges caused by COVID-19.
In response to the adverse effects of COVID-19 on the Company’s business, the Company has been proactively taking actions to protect its employees, reduce costs, maximize liquidity, and conserve cash. These actions include an almost 20% reduction in planned operating expenses and capital expenditures by reducing discretionary spending and infrastructure costs, including a voluntary reduction in compensation by the Company’s executive officers, senior management, and its Board of Directors. The Company also implemented other programs to maximize cash and liquidity, including proactive programs to reduce inventory and the suspension of open market stock repurchases. In addition, during the first quarter of 2020, the Company obtained an additional $40.0 million in loan commitments and in May 2020 the Company successfully issued $258.8 million of convertible senior notes, with net proceeds to the Company of approximately $218 million after the cost of certain capped call transactions and certain transaction costs.
Although it is unclear what the full impact of the COVID-19 pandemic will be on society, the global economy and the Company’s business, the Company is starting to see some signs of recovery, primarily in the regions that were first affected by COVID-19, namely in Asia. In the first quarter of 2020, despite the severe business disruptions caused by COVID-19, the

Company’s businesses in Japan and Korea delivered revenue growth. The Company’s golf and apparel businesses in China are also rebounding relatively well, exceeding the Company’s expectations in April. In addition, the Company’s e-commerce business for both golf equipment and soft goods exceeded expectations globally and is partially offsetting the decline in the Company’s retail and wholesale businesses.
The Company believes that with its enhanced liquidity and cost reduction initiatives, combined with its geographic diversity and the strength of its brands, that it will be able to sustain its business through this crisis.
Three-Month Periods Ended March 31, 2020 and 2019
Due to COVID-19, net sales for the first quarter of 2020 decreased $73.9 million (14.3%) to $442.3 million compared to $516.2 million in the first quarter of 2019. This decline reflects a decrease in sales in both of the Company's operating segments compared to the first quarter of 2019, and in every product category and across most major geographic regions, except for Japan and Korea, which increased period over period. Net sales in the Golf Equipment operating segment decreased $31.9 million or 9.9% to $291.7 million, and net sales in the Apparel, Gear and Other operating segment decreased $42.0 million or 21.8%, both compared to the first quarter in 2019. Fluctuations in foreign currencies had an unfavorable impact on net sales of $3.8 million in the first quarter of 2020.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended March 31,		Decline
	2020	2019	Dollars	Percent
Net sales:
Golf Equipment	$291.7	$323.6	$(31.9)	-9.9%
Apparel, Gear and Other	150.6	192.6	(42.0)	-21.8%
	$442.3	$516.2	$(73.9)	-14.3%
For further discussion of each operating segment’s results, see "Operating Segments Results for the Three Months Ended
March 31, 2020 and 2019" below.
Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth / (Decline)		Constant Currency Growth vs. 2019
	2020	2019	Dollars	Percent	Percent
Net sales:
United States	$217.5	$249.0	$(31.5)	-12.6%	-12.6%
Europe	96.7	126.6	(29.9)	-23.6%	-21.5%
Japan	77.3	73.2	4.1	5.6%	4.5%
Rest of World	50.8	67.4	(16.6)	-24.6%	-21.7%
	$442.3	$516.2	$(73.9)	-14.3%	-13.6%
Net sales in the United States decreased $31.5 million (12.6%) to $217.5 million during the first quarter of 2020 compared to $249.0 million in the first quarter of 2019. The Company’s sales in regions outside of the United States decreased $42.4 million (15.9%) to $224.8 million during the first quarter of 2020 compared to $267.2 million in the first quarter of 2019. Foreign currency fluctuations had an unfavorable impact of $3.8 million on net sales during the first quarter of 2020 relative to the same period in the prior year. The general decrease in net sales by region was primarily due to the business challenges caused by the COVID-19 pandemic. This decrease was partially offset by an increase in net sales in Japan and Korea as a result of brand momentum in both the golf equipment and apparel businesses.
Gross profit decreased $42.8 million (17.9%) to $195.7 million in the first quarter of 2020 compared to $238.4 million in the first quarter of 2019. Gross profit as a percentage of net sales ("gross margin") decreased 200 basis points to 44.2% in the first quarter of 2020 compared to 46.2% in the first quarter of 2019. The decrease in gross profit was primarily due to the decreased sales and business challenges caused by the COVID-19 pandemic. The decline in gross margin was largely due to the sales decline related to COVID-19, combined with an increase in U.S. tariffs on imports from China, as well as non-recurring redundant costs as the Company transitioned its North America distribution center to a new facility. This decline was partially offset by amortization expense recognized in the first quarter of 2019 related to the inventory step-up from the Jack Wolfskin acquisition.
For further discussion of gross margin, see "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Operating Segments Results for the Three Months Ended March 31, 2020 and 2019—Segment Profitability" below.
Selling expenses decreased $8.2 million to $111.1 million (25.1% of net sales) in the first quarter of 2020 compared to $119.3 million (23.1% of net sales) in the first quarter of 2019. This decrease was primarily due to a decline in media spend due to the impacts of COVID-19, and a decrease in tour expenses.
General and administrative expenses decreased $6.2 million to $30.7 million (6.9% of net sales) in the first quarter of 2020 compared to $36.9 million (7.2% of net sales) in the first quarter of 2019. This decrease was primarily due to $4.7 million of non-recurring acquisition and transition costs incurred in the first quarter of 2019 related to the acquisition of Jack Wolfskin, combined with a decrease in employee costs in the first quarter of 2020 due a reduction in accrued incentive compensation expense and stock compensation expense both due to the business challenges caused by the COVID-19 pandemic.
Research and development expenses increased $0.7 million to $13.2 million (3.0% of net sales) in the first quarter of 2020 compared to $12.5 million (2.4% of net sales) in the first quarter of 2019, primarily due to an increase in golf ball engineering costs.
Interest expense decreased by $0.6 million to $9.2 million in the first quarter of 2020 compared to $9.8 million in the first quarter of 2019 primarily due to repayments on the Company's Term Loan Facility in the second quarter of 2019, partially offset by an increase in outstanding borrowings on the Company's credit facilities (see Note 6 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q).
Other income increased by $8.4 million to $6.5 million in the first quarter of 2020 compared to other expense of $1.9 million in the first quarter of 2019, primarily due to an increase in net foreign currency gains from non-designated foreign currency hedging contracts in the first quarter of 2020, combined with a net foreign currency loss recognized in the first quarter of 2019 due to a foreign currency forward contract that was put in place to mitigate the risk of foreign currency fluctuations on the acquisition of Jack Wolfskin, which was denominated in Euros.
The Company’s provision for income taxes decreased by $0.4 million to $9.2 million in the first quarter of 2020, compared to $9.6 million in the first quarter of 2019 primarily due to a decrease in pre-tax income. As a percentage of pre-tax income, the Company’s income tax rate increased to 24.1% compared to 16.5% in the first quarter of 2019 primarily due to a shift in the mix of foreign versus domestic earnings relative to the prior year combined with a decline in projected pre-tax results as a result of the COVID-19 pandemic. For further discussion see Note 13 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net income for the first quarter of 2020 decreased $19.7 million to $28.9 million compared to $48.6 million in the first quarter of 2019. Diluted earnings per share decreased $0.20 to $0.30 in the first quarter of 2020 compared to $0.50 in the first quarter of 2019.
Operating Segment Results for the Three Months Ended March 31, 2020 and 2019
Golf Equipment
Golf Equipment sales decreased $31.9 million to $291.7 million in the first quarter of 2020 compared to $323.6 million in the first quarter of 2019 due to a $10.6 million (4.0%) decrease in golf club sales and a $21.3 million (34.5%) decrease in golf ball sales. Sales of Golf Equipment were negatively impacted by the business challenges caused by the COVID-19 pandemic which began in mid-March of 2020. The negative impact from the pandemic was partially offset by strong sales in January, February and early March, due to the success of the core line of Mavrik golf clubs, which appeal to a larger segment of the market compared to the premium line of golf clubs launched in the first quarter of 2019.

Net sales information for the Golf Equipment operating segment by product category is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Decline
	2020	2019	Dollars	Percent
Net sales:
Golf Clubs	$251.2	$261.8	$(10.6)	-4.0%
Golf Balls	40.5	61.8	(21.3)	-34.5%
	$291.7	$323.6	$(31.9)	-9.9%
The $10.6 million (4.0%) decrease in net sales of golf clubs to $251.2 million for the quarter ended March 31, 2020, compared to $261.8 million in the comparable period in 2019, was primarily due a decline in sales volume in irons and putters due to the business challenges caused by the COVID-19 pandemic, partially offset by an increase in sales volume in woods due to the earlier launch timing of hybrid products in the first quarter of 2020 compared to a more staggered launch cadence throughout 2019. The decline in sales volume was partially offset by an increase in average selling prices driven by the launch of the Stroke Lab Black and Triple Track putters in the first quarter of 2020 at higher average selling prices relative to the Stroke Lab putters launched in 2019.
Net sales of golf balls decreased $21.3 million (34.5%) to $40.5 million for the quarter ended March 31, 2020 compared to $61.8 million in the comparable period in 2019 primarily due to a decline in sales volume and business challenges caused by the COVID-19 pandemic.
Apparel, Gear and Other
Net sales of Apparel, Gear and Other decreased $41.9 million to $150.6 million in the first quarter of 2020 compared to $192.5 million in the first quarter of 2019 due to an $18.9 million (19.6%) decrease in apparel sales and a $23.0 million (23.9%) decrease in sales of gear, accessories and other.
Net sales information for the Apparel, Gear and Other operating segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Decline
	2020	2019	Dollars	Percent
Net sales:
Apparel	$77.3	$96.2	$(18.9)	-19.6%
Gear, Accessories, & Other	73.3	96.3	(23.0)	-23.9%
	$150.6	$192.5	$(41.9)	-21.8%
Net sales of apparel decreased $18.9 million (19.6%) to $77.3 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to a decline in sales of Jack Wolfskin outdoor apparel as a result of the business challenges caused by the COVID-19 pandemic, primarily in Europe and China, the two main markets for Jack Wolfskin products. This decline was partially offset by an increase in the apparel business in Japan and an increase in the TravisMathew business in the United States despite the impact of the COVID-19 pandemic.
Net sales of gear, accessories and other decreased $23.0 million (23.9%) to $73.3 million for the first quarter of 2020 compared to $96.3 million in the first quarter of 2019 due to the business challenges caused by the COVID-19 pandemic.

Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Decline
	2020	2019(1)	Dollars	Percent
Income before income taxes:
Golf Equipment	$58.6	$70.6	$(12.0)	-17.0%
Apparel, Gear and Other	(3.8)	22.1	(25.9)	-117.2%
Reconciling items(2)	(16.8)	(34.6)	17.8	51.4%
	$38.0	$58.1	$(20.1)	-34.6%

(1)
The Company continues to refine its expense allocation methodology between operating segments. As a result, the Company reclassified certain information technology expenses between the segments in the first quarter of 2019 in order to conform with the current presentation.

(2)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The $17.9 million decrease in reconciling items in the first quarter of 2020 compared to the first quarter of 2019 was primarily due to an increase of $8.3 million in net gains recognized on hedging contracts combined with a decrease, primarily in employee costs, in general and administrative expenses, both in the first quarter of 2020, in addition to non-recurring acquisition charges of $4.7 million recognized in the first quarter of 2019 related to the acquisition of Jack Wolfskin, which was completed in January 2019.

Pre-tax income from the Golf Equipment operating segment decreased $12.0 million (17.0%) to $58.6 million in the first quarter of 2020 from $70.6 million in the first quarter of 2019. This decrease was primarily due to a $20.9 million decrease in gross profit (a decline of 180 basis points in gross margin), partially offset by an $8.9 million decrease in operating expenses. The decrease in gross profit was primarily due to the decreased sales and business challenges caused by the COVID-19 pandemic. The decline in gross margin was largely due to the sales decline related to COVID-19, combined with an increase in U.S. tariffs on imports from China, as well as non-recurring redundant costs as the Company transitioned its North America distribution center to a new facility. The decrease in operating expenses was primarily due to a decline in media spend and the cancellation of golf tournaments both related to the COVID-19 pandemic.
Pre-tax income in the Company's Apparel, Gear and Other operating segment decreased $25.9 million (117.2%) to a pre-tax loss of $3.8 million in the first quarter of 2020 compared to pre-tax income of $22.1 million in the first quarter of 2019. This decrease was primarily due to a $25.9 million decrease in gross profit or a decline of 470 basis points in gross margin. The decrease in gross profit was primarily due to the decreased sales and business challenges caused by the COVID-19 pandemic. The decline in gross margin was largely due to the sales decline related to COVID-19 and non-recurring redundant costs as the Company transitioned its North America distribution center to a new facility.
Financial Condition
The Company’s cash and cash equivalents increased $59.9 million to $166.6 million at March 31, 2020 from $106.7 million at December 31, 2019. Cash used in operating activities improved to $93.7 million in the first three months of 2020 compared to $120.6 million in the first three months of 2019 primarily due to an increase in product launches during the fourth quarter of 2019 compared to 2018 resulting in increased cash collections during the first quarter of 2020 compared to the same period in the prior year. This was partially offset by a decline in net income period over period due to the operational challenges caused by the COVID-19 pandemic in the first quarter of 2020. During the first three months of 2020, the Company used its cash and cash equivalents combined with borrowings from its credit facilities to fund its operations and capital expenditures of $17.0 million, primarily in its golf ball manufacturing plant to increase capacity and improve its manufacturing capabilities, repurchase shares of its common stock for $21.9 million, and repay its long-term debt. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities combined with borrowings under its current and future credit facilities, the completion of the issuance of the 2026 Notes in May 2020, and other available sources of capital, as deemed necessary. See Note 6 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-Q for further information on the Company's credit facilities and the Term Loan Facility.

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company’s Golf Equipment business, the accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. The Company's Apparel, Gear and Other Accounts receivable balances are expected to be higher during the second half of the year due to the seasonal nature of the Jack Wolfskin business, with a significant portion of its products geared toward the fall/winter season. As of March 31, 2020, the Company’s net accounts receivable increased to $259.5 million from $140.5 million as of December 31, 2019. This increase reflects the timing of golf products launched during the first quarter of 2020. The Company’s net accounts receivable as of March 31, 2020 decreased $26.3 million compared to March 31, 2019 primarily due to a decrease of $73.9 million (14.3%) in net sales period over due to the operational challenges caused by the COVID-19 pandemic in the first quarter of 2020.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company's Golf Equipment business, the buildup of inventory levels generally begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Apparel, Gear and Other inventory levels start to build in the second quarter and continues into the third and fourth quarters due to the seasonal nature of the Company's Jack Wolfskin business, as many products are geared toward the fall/winter season. The Company’s inventory decreased to $412.7 million as of March 31, 2020 compared to $456.6 million as of December 31, 2019. This decrease was primarily due to operational challenges with the Company's supply chain caused by the COVID-19 pandemic. The Company’s inventory as of March 31, 2020 increased by $30.4 million compared to the Company's inventory as of March 31, 2019 primarily due to higher inventory levels resulting from lower sales in the first quarter of 2020 due to the operational challenges caused by the COVID-19 pandemic.
Liquidity and Capital Resources
The Company’s principal sources of liquidity consist of its existing cash balances, funds expected to be generated from operations and its credit facilities. Additionally, in May 2020, the Company issued $258.8 million in aggregate principal amount of the 2026 Notes. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations in 2020, and current and projected availability under its current or future credit facilities, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, required debt repayments and contractual obligations and commercial commitments for at least the next 12 months from the issuance of this Form 10-Q. The Company also received in early May proceeds from its convertible note offering discussed below, which will also significantly increase the Company’s liquidity.
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019, in addition to an update to Risk Factors concerning the negative impact of the COVID-19 pandemic on the Company's business contained in Part II, Item 1A of this Form 10-Q). Given the uncertain duration of the COVID-19-related impact, the Company has been proactively taking actions to significantly reduce costs, maximize liquidity and conserve cash for as long as may be required in light of current conditions, For example, through April 30, 2020, the Company had achieved an almost 20% reduction in planned operating expenses and capital expenditures through efforts to reduce discretionary spending and infrastructure costs on a worldwide basis, including voluntary reductions in compensation by the Board of Directors, the Chief Executive Officer and other members of senior management. As of March 31, 2020, the Company had $259.4 million in cash and availability under its credit facilities. While the Company believes its cash and credit facilities are adequate to sustain its business through this crisis, the Company continues to consider other available sources of capital as market conditions and programs present themselves. During the first quarter of 2020, the Company added $40 million of available loan commitments and in April 2020, amended the ABL Facility and Term Loan Facility to increase its flexibility to opportunistically take advantage of other available sources of capital, including capital markets and government sponsored programs for which the Company may qualify in the United States and internationally.
Additionally, in May 2020, the Company issued $258.8 million in aggregate principal amount of the 2026 Notes. With this increased liquidity, cost reduction actions, the Company's geographic diversity and the strength of its brands, the Company believes is has adequate liquidity to sustain its business through this crisis. Information about the Company's credit facilities and long-term borrowings is presented in Note 6 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.
As of March 31, 2020, approximately 40% of the Company's cash was held in regions outside of the United States. Due to changes enacted by the Tax Act in December 2017, incremental U.S. federal income tax is no longer a consideration if the Company were to repatriate cash to the United States outside of settling intercompany balances. However, if the Company were to repatriate such cash, it may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against the Company's U.S. tax liability, if any. Additionally, the Company may need to pay certain state income taxes. The Company continues to maintain its indefinite reinvestment assertion with respect to most jurisdictions in which it operates because of local cash requirements to operate its business.
Other Significant Cash and Contractual Obligations
The table set forth below summarizes certain significant cash obligations as of March 31, 2020 that will affect the Company’s future liquidity.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Term Loan Facility(1)	$445.2	$3.6	$9.6	$9.6	$422.4
Interest on term loan facility	136.3	24.2	47.8	46.8	17.5
Equipment notes(2)	28.3	6.2	12.3	6.8	3.0
Interest on equipment notes	2.1	0.8	0.9	0.3	0.1
ABL Facility	300.2	300.2	—	—	—
Japan ABL Facility	35.3	35.3	—	—	—
Finance leases, including imputed interest(3)	1.1	0.5	0.4	0.1	0.1
Operating leases, including imputed interest(4)	268.6	29.3	64.1	48.6	126.6
Unconditional purchase obligations(5)	115.2	52.4	49.7	13.1	—
Uncertain tax contingencies(6)	7.4	0.6	0.9	1.1	4.8
Other long term liabilities	7.9	0.4	0.9	0.9	5.7
Total	$1,347.6	$453.5	$186.6	$127.3	$580.2

(1)
In January 2019, to fund the purchase price of the Jack Wolfskin acquisition, the Company entered into a Credit Agreement which provides for a Term Loan B facility in an aggregate principal of $480.0 million, which was issued less $9.6 million in original issue discount and other transaction fees. As of March 31, 2020, the Company had $445.2 million outstanding under the Term Loan Facility, which is offset by unamortized debt issuance costs of $14.9 million as presented on the Company's consolidated condensed balance sheet as of March 31, 2020. For further discussion, see Note 6 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(2)
In connection with the Company's investment initiatives to improve its manufacturing capabilities at its golf ball manufacturing facility in Chicopee, Massachusetts, the Company entered into a series of long-term financing agreements (the "equipment notes") between 2017 and 2020 that are secured by certain equipment at this facility. As of March 31, 2020, the Company had a combined $28.3 million outstanding under these equipment notes. For further discussion, see Note 6 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(3)
Amounts represent future minimum payments under financing leases. At March 31, 2020, finance lease liabilities of $0.5 million were recorded in accounts payable and accrued expenses and $0.5 million were recorded in other long-term liabilities in the accompanying consolidated condensed balance sheets. For further discussion, see Note 2 "Leases" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(4)
The Company leases certain manufacturing facilities, distribution centers, warehouses, office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases. At March 31, 2020, short-term and long-term operating lease liabilities of $28.5 million and $176.0 million, respectively, were recorded in the accompanying consolidated condensed balance sheets. For further discussion, see Note 2 "Leases" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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

(6)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of March 31, 2020. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 13 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company has also issued guarantees in the form of a standby letter of credit in the amount of $1.4 million primarily as security for contingent liabilities under certain workers’ compensation insurance policies.
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2020 was not material to the Company’s financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time (see Note 14 “Commitments & Contingencies” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and “Legal Proceedings” in Part II, Item 1 of this Form 10-Q).
Capital Expenditures
The Company does not currently have any material commitments for capital expenditures. Previously, the Company announced it would invest an estimated $55.0 million in capital expenditures in 2020. Due to the COVID-19 pandemic, the Company is taking actions to significantly reduce costs, including reductions in capital expenditures. As such, the Company revised its estimate of capital expenditures to be in the range of approximately $32.5 million to $37.5 million for the year ending December 31, 2020.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

Critical Accounting Policies and Estimates
There have been no material changes to the Company's critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company's Form 10-K for the fiscal year ended December 31, 2019, except for the Company's adoption of the Accounting Standards Update ("ASU") No 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which became effective as of January 1, 2020. For further discussion on the adoption of this new accounting standard please see Note 1 "Basis of Presentation" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
The Company uses derivative financial instruments to mitigate its exposure to changes in foreign currency exchange rates and interest rates. Transactions involving these financial instruments are with creditworthy banks, primarily banks that are party to the Company's credit facilities (see Note 6 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.
Foreign Currency Fluctuations
Information about the Company's foreign currency hedging activities is set forth in Note 17 “Derivatives and Hedging,” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2020 through its foreign currency forward contracts.
At March 31, 2020, the estimated maximum loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $32.2 million. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 6 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. The Company's long-term borrowing commitments are subject to interest rate fluctuations, which could be material to the Company's cash flows and results of operations. In order to mitigate this risk, the Company enters into interest rate hedges as part of its interest rate risk management strategy. Information about the Company's interest rate hedges is provided in Note 17 "Derivatives and Hedging" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on the Company's cash flows and result of operations, the Company performed a sensitivity analysis as part of its risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.8 million over the 12-month period ending on March 31, 2020.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2020, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information set forth in Note 14 “Commitments & Contingencies,” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q, is incorporated herein by this reference.
Item 1A. Risk Factors
Certain Factors Affecting Callaway Golf Company
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock. There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2019 with respect to the Risk Factors, other than the addition of the Risk Factor below.

The COVID-19 pandemic has had and is expected to continue to have a material and adverse effect on our business, financial condition and results of operations.
The outbreak of COVID-19 has created considerable instability and disruption in the U.S. and world economies. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19, including travel restrictions, “stay-at home” orders and “social distancing” measures and business shutdowns. These measures have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets. In particular, the COVID-19 pandemic has caused significant disruption in our supply and distribution chains for our golf equipment, apparel and other products sold globally, and resulted in temporary closures of our corporate offices and retail stores around the world, such that a majority of our employees in the United States and Europe are currently working from home. Additionally, the COVID-19 pandemic has resulted in the cancellation of golf tournaments, closures of golf courses and a significant decrease in demand for consumer products, including our golf equipment, apparel and other products.
We are unable to accurately predict the impact that the COVID-19 pandemic and the resulting disruptions will have on our operations going forward due to the currently unknowable duration, scope and severity of the COVID-19 pandemic and the impact of governmental regulations that might be imposed in response to the pandemic. To date, such disruptions have resulted in, among other things, production delays and closures of our manufacturing facilities, retail locations and warehouses, any or all of which could materially and adversely affect our supply and distribution chains and ability to manage our operations. We may also experience staffing shortages as a result of remote working requirements or otherwise. We have been impacted, and expect to continue to be impacted by, the instability and disruption in global economic and market conditions, and the related decreases in customer demand and spending. To the extent that third parties on whom we rely for revenue, including, among others, our customers and licensees, are negatively impacted by COVID-19, such third parties may be unwilling or unable to make payments otherwise due to us on a timely basis, or at all. In the event of a nonpayment, default or bankruptcy by such third party, our cash flows may be adversely impacted, we may incur costs in protecting our contractual rights, and we may be unable to recognize the revenue that we otherwise expected to receive from such third party.
Although we are taking actions to significantly reduce costs, maximize liquidity and strengthen our operating and financial position, there can be no assurance that such actions will be able to counteract the global economic impacts of the COVID-19 pandemic. If additional financing is required to operate our business, such financing may not be available to us on acceptable terms, or at all. While it is premature to predict the ultimate impact of these developments, we expect our results in the near-term and beyond will be adversely impacted in a significant manner. Furthermore, when conditions return to a more normal state, we may experience difficulties efficiently ramping up our operations to pre-COVID-19 levels in an effective manner.
To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in “Risk Factors” under Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the SEC on March 2, 2020, including, without limitation, risks relating to changes in demand for our products or the supply of the components and materials used to make our products, our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the obligations and financial covenants contained in our existing credit facilities, availability of adequate capital, our ability to execute our strategic plans, U.S. trade, tax or other policies that restrict imports or increase import tariffs, and regulatory restrictions. In addition, if in the future there is a further outbreak of COVID-19, or an outbreak of another highly infectious or contagious disease or other health concern, we may be subject to similar risks as posed by COVID-19.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In July 2019, the Board of Directors authorized $100.0 million share repurchase program (the "2019 Repurchase Program"), under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company's assessment of market conditions and buying opportunities. Repurchases under the 2019 Repurchase Program are made consistent with the terms of the Company's ABL Facility and long-term debt, which limits the amount of stock that can be repurchased. Although the 2019 Repurchase Program will remain in effect until completed or until terminated by the Board of Directors, the Company has temporarily suspended the 2019 Repurchase Program. The Company has the ability to resume purchases if it deems circumstances warrant it.
The following table summarizes the purchases by the Company during the first quarter of 2020 under the 2019 Repurchase Program. Included in these amounts are $9.9 million of shares the Company withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended March 31, 2020
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value that May Yet Be Purchased Under the Program
	(in thousands, except per share data)
January 1, 2020-January 31, 2020	—	$—	—	$99,322
February 1, 2020-February 29, 2020	748	$19.86	748	$84,456
March 1, 2020-March 31, 2020	418	$16.92	418	$77,384
Total	1,166	$18.80	1,166	$77,384

(1)	The Company has suspended the 2019 Repurchase Program. The Company has the ability to resume purchases if it deems circumstances warrant it.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
None.

Item 6.    Exhibits

3.1	Certificate of Incorporation, incorporated herein by this reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 1, 1999 (file no. 1-10962).

3.2
Sixth Amended and Restated Bylaws, as amended and restated as of August 6, 2019, incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, as filed with the Commission on November 6, 2019 (file no. 1-10962).

4.1
Indenture, dated as of May 4, 2020, between Callaway Golf Company and Wilmington Trust, National Association, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-10962).

4.2
Form of 2.75% Convertible Senior Notes due May 1, 2026, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.1
Officer Employment Agreement effective February 21, 2020, by and between Callaway Golf Company and Joseph Flannery, incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, as filed with the Commission on March 2, 2020 (file no. 1-10962).

10.2
First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of August 28, 2019, by and among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Ogio International, Inc., travisMathew, LLC, Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Jack Wolfskin North America, Inc, and JACK WOLFSKIN Ausrüstung für Draussen GmbH, Bank of America, N.A. as administrative agent and certain financial institutions as lenders. †

10.3
Second Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of March 20, 2020, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Ogio International, Inc., travisMathew, LLC, Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Jack Wolfskin North America, Inc, and JACK WOLFSKIN Ausrüstung für Draussen GmbH, Bank of America, N.A. as administrative agent and certain financial institutions as lenders, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 25, 2020 (file no. 1-10962).

10.4
Third Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of April 28, 2020, among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Ogio International, Inc., travisMathew, LLC, Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Jack Wolfskin North America, Inc, and JACK WOLFSKIN Ausrüstung für Draussen GmbH, Bank of America, N.A. as administrative agent and certain financial institutions as lenders, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 29, 2020 (file no. 1-10962).

10.5
Amendment No. 1, dated as of April 28, 2020, to the Credit Agreement, dated as of January 4, 2019, by and among Callaway Golf Company, Bank of America, N.A., as administrative agent, and the financial institutions party thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 29, 2020 (file no. 1-10962).

10.6
Confirmation of Base Capped Call Transaction, dated April 29, 2020, between Callaway Golf Company and Goldman Sachs & Co. LLC, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.7
Confirmation of Base Capped Call Transaction, dated April 29, 2020, between Callaway Golf Company and Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.8
Confirmation of Base Capped Call Transaction, dated April 29, 2020, between Callaway Golf Company and Morgan Stanley & Co. LLC, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.9
Confirmation of Additional Capped Call Transaction, dated April 30, 2020, between Callaway Golf Company and Goldman Sachs & Co. LLC, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.10
Confirmation of Additional Capped Call Transaction, dated April 30, 2020, between Callaway Golf Company and Bank of America, N.A., incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.11
Confirmation of Additional Capped Call Transaction, dated April 30, 2020, between Callaway Golf Company and Morgan Stanley & Co. LLC incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Brian P. Lynch pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Oliver G. Brewer III and Brian P. Lynch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.1	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.2	XBRL Taxonomy Extension Schema Document †

101.3	XBRL Taxonomy Extension Calculation Linkbase Document †

101.4	XBRL Taxonomy Extension Definition Linkbase Document †

101.5	XBRL Taxonomy Extension Label Linkbase Document †

101.6	XBRL Taxonomy Extension Presentation Linkbase Document †

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) †

(†) Included with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ Jennifer Thomas
Jennifer Thomas
Vice President and Chief Accounting Officer
Date: May 11, 2020