Form 10-Q
period 2020-06-30
CALLAWAY GOLF CO
filed 2020-08-10
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, the number of shares outstanding of the Registrant’s common stock was 94,163,544.

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
Investors should not place undue reliance on these forward-looking statements, which are based on current information and speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect new information or events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Additionally, the risks, uncertainties and other factors set forth above or otherwise referred to in the reports that the Company has filed with the Securities and Exchange Commission may be further amplified by the global impact of the COVID-19 pandemic. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in the Company's most recent Annual Report on Form 10-K, as well as the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K subsequently filed with the Securities and Exchange Commission from time to time.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of the Company: Alpha Convoy, Apex, Apex Tour, APW, Aqua Dry, Arm Lock, Backstryke, Big Bertha, Big T, Bird of Prey, Black Series, Bounty Hunter, C Grind, Callaway, Callaway Capital, Callaway Golf, Callaway Media Productions, Callaway Super Hybrid, Callaway X, Capital, Chev, Chev 18, Chevron Device, Chrome Soft, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, D.A.R.T., Dawn Patrol, Demonstrably Superior And Pleasingly Different, Divine, Double Wide, Eagle, Engage, Epic, Epic Flash, ERC, ERC Soft, Exo, Cage, Fast Tech Mantle, Flash Face Technology, FT Optiforce, FT Performance, FT Tour, Fusion, Fusion Zero, GBB, GBB Epic, Gems, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Grom, Groove, In, Groove Technology, Heavenwood, Hersatility, Hex Aerodynamics, Hex Chrome, HX, Hyper Dry, Hyper-Lite, Hyper Speed Face, Innovate or Die, Jack Wolfskin, Jailbird, Jailbreak, Kings of Distance, Legacy, Life On Tour,  Longer From Everywhere, Luxe, Mack Daddy, Magna, Majestic, MarXman, Mavrik, MD3 Milled, MD4 Tactical, MD5, MD 5 Jaws, Metal-X, Microhinge Face Insert, Microhinge Star, Nanuk, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Works, Ogio, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO ME, OGIO MY EXPRESSION, OGIO RENEGADE, OGIO SAVAGE, OGIO SHADOW, Opti Flex, Opti Grip, Opti Shield, Opti Therm, OptiFit, Opti Vent, ORG 14, ORG 15, Paw Print, PRESTIGE 7, ProType, ∙R∙, Red Ball, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shredder, Silencer, SLED, SoftFast, Solaire, Speed Regime, Speed Step, Steelhead XR, Steelhead, Strata, Stroke Lab, Stronomic, Sub Zero, Superhot, Supersoft, SureOut, TM, Tank, Tank Cruiser, Tech Series, Teron, Texapore, Toe Up, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, TravisMathew TM logo, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Uptown, Versa, VFT, W Grind, Warbird, Weather Series, Wedgeducation, White Hot, White Hot Tour, White Ice, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, X-ACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$164,416	$106,666
Accounts receivable, net	214,004	140,455
Inventories	379,169	456,639
Income taxes receivable	16,624	9,919
Other current assets	66,348	75,671
Total current assets	840,561	789,350
Property, plant and equipment, net	149,618	132,760
Operating lease right-of-use assets, net	189,381	160,098
Intangible assets, net	465,696	493,423
Goodwill	55,579	203,743
Deferred taxes, net	48,746	73,948
Investment in golf-related venture	90,134	90,134
Other assets	19,941	17,092
Total assets	$1,859,656	$1,960,548
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$204,980	$276,300
Accrued employee compensation and benefits	29,455	46,891
Asset-based credit facilities	55,551	144,580
Accrued warranty expense	9,779	9,636
Operating lease liabilities, short-term	28,772	26,418
Current portion of long-term debt	8,653	7,317
Income taxes payable	6,430	12,104
Total current liabilities	343,620	523,246
Long-term liabilities:
Operating lease liabilities, long-term	172,093	137,696
Long-term debt (Note 6)	628,851	443,259
Income tax liability	7,104	7,264
Deferred taxes, net	65,712	73,483
Other long-term liabilities	17,728	8,247
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 95,648,648 shares issued at both June 30, 2020 and December 31, 2019, respectively	956	956
Additional paid-in capital	341,615	323,600
Retained earnings	348,376	489,382
Accumulated other comprehensive loss	(39,792)	(22,422)
Less: Common stock held in treasury, at cost, 1,485,104 and 1,450,875 shares at June 30, 2020 and December 31, 2019, respectively	(26,607)	(24,163)
Total shareholders’ equity	624,548	767,353
Total liabilities and shareholders’ equity	$1,859,656	$1,960,548

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$296,996	$446,708	$739,272	$962,905
Cost of sales	174,941	239,891	421,543	517,655
Gross profit	122,055	206,817	317,729	445,250
Operating expenses:
Selling expense	80,166	113,113	191,227	232,434
General and administrative expense	35,049	35,423	65,742	72,361
Research and development expense	10,020	13,082	23,260	25,620
Goodwill and trade name impairment	174,269	—	174,269	—
Total operating expenses	299,504	161,618	454,498	330,415
Income (loss) from operations	(177,449)	45,199	(136,769)	114,835
Interest income	119	476	218	665
Interest expense	(12,282)	(10,736)	(21,496)	(20,564)
Other income (expense), net	13,997	1,167	20,477	(773)
Income (loss) before income taxes	(175,615)	36,106	(137,570)	94,163
Income tax provision (benefit)	(7,931)	7,208	1,220	16,764
Net income (loss)	(167,684)	28,898	(138,790)	77,399
Less: Net loss attributable to non-controlling interest	—	(33)	—	(179)
Net income (loss) attributable to Callaway Golf Company	$(167,684)	$28,931	$(138,790)	$77,578

Earnings (loss) per common share:
Basic	$(1.78)	$0.31	$(1.47)	$0.82
Diluted	$(1.78)	$0.30	$(1.47)	$0.81
Weighted-average common shares outstanding:
Basic	94,141	94,074	94,225	94,377
Diluted	94,141	95,891	94,225	96,153

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(167,684)	$28,898	$(138,790)	$77,399
Other comprehensive income:
Change in derivative instruments	(13,453)	(5,567)	(14,042)	(8,741)
Foreign currency translation adjustments	8,155	1,321	(6,781)	(1,657)
Comprehensive income (loss), before income tax on other comprehensive income items	(172,982)	24,652	(159,613)	67,001
Income tax benefit on derivative instruments	3,023	1,916	3,453	1,488
Comprehensive income (loss)	(169,959)	26,568	(156,160)	68,489
Less: Comprehensive loss attributable to non-controlling interests	—	(231)	—	(339)
Comprehensive income (loss) attributable to Callaway Golf Company	$(169,959)	$26,799	$(156,160)	$68,828

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(138,790)	$77,399
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,357	16,999
Lease amortization expense	16,313	15,279
Amortization of debt issuance costs	1,823	1,295
Debt discount amortization	1,483	—
Inventory step-up on acquisition	—	10,703
Impairment loss	174,269	—
Deferred taxes, net	8,684	10,514
Non-cash share-based compensation	4,794	6,964
Loss on disposal of long-lived assets	123	657
Unrealized net (gains) losses on hedging instruments	(14,059)	2,677
Change in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(73,177)	(156,548)
Inventories	73,029	57,509
Other assets	13,984	(1,182)
Accounts payable and accrued expenses	(72,492)	(51,924)
Accrued employee compensation and benefits	(16,876)	(10,331)
Accrued warranty expense	143	1,159
Change in operating leases, net	(13,438)	(14,335)
Income taxes receivable/payable, net	(13,118)	(16,224)
Other liabilities	8,627	(1,370)
Net cash used in operating activities	(20,321)	(50,759)
Cash flows from investing activities:
Capital expenditures	(25,097)	(23,403)
Note receivable, net of discount	(5,234)	—
Acquisitions, net of cash acquired	—	(463,105)
Proceeds from sales of property and equipment	—	15
Net cash used in investing activities	(30,331)	(486,493)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	258,750	—
Proceeds from issuance of long-term debt	9,766	480,000
Premium paid for capped call transactions	(31,775)	—
Debt issuance cost	(9,119)	(18,971)
(Repayments of) proceeds from credit facilities, net	(89,029)	125,167
Repayments of long-term debt	(5,504)	(2,325)
Repayments of financing leases	(206)	(232)
Exercise of stock options	130	—
Dividends paid, net	(1,891)	(1,893)
Acquisition of treasury stock	(21,953)	(27,394)
Net cash provided by financing activities	109,169	554,352
Effect of exchange rate changes on cash and cash equivalents	(767)	409
Net increase in cash and cash equivalents	57,750	17,509
Cash and cash equivalents at beginning of period	106,666	63,981
Cash and cash equivalents at end of period	$164,416	$81,490
Supplemental disclosures:
Cash paid for income taxes, net	$1,692	$4,602
Cash paid for interest and fees	$16,489	$17,061
Non-cash investing and financing activities:
Acquisition of minority interest	$—	$18,538
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$19,143	$19,304
Accrued capital expenditures at period-end	$1,861	$1,629
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance, March 31, 2019	95,649	$956	$326,209	$461,456	$(20,172)	(1,604)	$(26,595)	$741,854	$9,480	$751,334
Acquisition of treasury stock	—	—	—	—	—	(1)	(17)	(17)	—	(17)
Compensatory awards released from restriction	—	—	(837)	—	—	50	837	—	—	—
Share-based compensation	—	—	3,529	—	—	—	—	3,529	—	3,529
Stock dividends	—	—	—	(2)	—	—	2	—	—	—
Cash dividends ($0.01 per share)	—	—	—	(940)	—	—	—	(940)	—	(940)
Equity adjustment from foreign currency translation	—	—	—	—	1,552	—	—	1,552	(231)	1,321
Change in fair value of derivative instruments	—	—	—	—	(3,651)	—	—	(3,651)	—	(3,651)
Acquisition of non-controlling interest	—	—	(9,322)	—	—	—	—	(9,322)	(9,216)	(18,538)
Net Income	—	—	—	28,931	—	—	—	28,931	(33)	28,898
Balance, June 30, 2019	95,649	$956	$319,579	$489,445	$(22,271)	(1,555)	$(25,773)	$761,936	$—	$761,936

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance, December 31, 2018	95,649	$956	$341,241	$413,799	$(13,700)	(1,138)	$(17,722)	$724,574	$9,734	$734,308
Acquisition of treasury stock	—	—	—	—	—	(1,655)	(27,394)	(27,394)	—	(27,394)
Compensatory awards released from restriction	—	—	(19,304)	—	—	853	19,304	—	—	—
Share-based compensation	—	—	6,964	—	—	—	—	6,964	—	6,964
Stock dividends		—	—	(39)	—	385	39	—	—	—
Cash dividends	—	—	—	(1,893)	—	—	—	(1,893)	—	(1,893)
Equity adjustment from foreign currency translation	—	—	—	—	(1,318)		—	(1,318)	(339)	(1,657)
Change in fair value of derivative instruments	—	—	—	—	(7,253)	—	—	(7,253)	—	(7,253)
Acquisition of non-controlling interest	—	—	(9,322)	—	—	—	—	(9,322)	(9,216)	(18,538)
Net Income	—	—	—	77,578	—		—	77,578	(179)	77,399
Balance, June 30, 2019	95,649	$956	$319,579	$489,445	$(22,271)	(1,555)	$(25,773)	$761,936	$—	$761,936

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2020	95,649	$956	$307,133	$517,004	$(37,517)	(1,541)	$(27,609)	$759,967
Acquisition of treasury stock	—	—	—	—	—	(1)	(15)	(15)
Compensatory awards released from restriction	—	—	(1,014)	—	—	57	1,014	—
Share-based compensation	—	—	2,933	—	—	—	—	2,933
Stock dividends	—	—	(1)	(2)	—	—	3	—
Cash dividends ($0.01 per share)	—	—	—	(942)	—	—	—	(942)
Equity adjustment from foreign currency translation	—	—	—	—	8,155	—	—	8,155
Change in fair value of derivative instruments, net of tax	—	—	—	—	(10,430)	—	—	(10,430)
Equity component of convertible notes, net of issuance costs and tax	—	—	57,077	—	—	—	—	57,077
Premiums paid for capped call transactions, net of tax	—	—	(24,513)	—	—	—	—	(24,513)
Net loss	—	—	—	(167,684)	—	—	—	(167,684)
Balance at June 30, 2020	95,649	$956	$341,615	$348,376	$(39,792)	(1,485)	$(26,607)	$624,548

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	95,649	$956	$323,600	$489,382	$(22,422)	(1,451)	$(24,163)	$767,353
Adoption of accounting standard	—	—	—	(289)	—	—	—	(289)
Acquisition of treasury stock	—	—	—	—	—	(1,168)	(21,953)	(21,953)
Exercise of stock options	—	—	(203)	—	—	20	333	130
Compensatory awards released from restriction	—	—	(19,143)	—	—	1,112	19,143	—
Share-based compensation	—	—	4,794	—	—	—	—	4,794
Stock dividends	—	—	3	(36)	—	2	33	—
Cash dividends ($0.01 per share)	—	—	—	(1,891)	—	—	—	(1,891)
Equity adjustment from foreign currency translation	—	—	—	—	(6,781)	—	—	(6,781)
Change in fair value of derivative instruments, net of tax	—	—	—	—	(10,589)	—	—	(10,589)
Equity component of convertible notes, net of issuance costs and tax	—	—	57,077	—	—	—	—	57,077
Premiums paid for capped call transactions, net of tax	—	—	(24,513)	—	—	—	—	(24,513)
Net loss	—	—	—	(138,790)	—	—	—	(138,790)
Balance at June 30, 2020	95,649	$956	$341,615	$348,376	$(39,792)	(1,485)	$(26,607)	$624,548

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
Adoption of New Accounting Standards
On January 1, 2020, the Company adopted ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("Topic 326") utilizing the modified retrospective approach. This new standard is intended to improve financial reporting by requiring timelier recording of credit losses on the Company's trade account receivable and requires the measurement of all expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. Upon the completion of the Company's assessment of Topic 326, the Company concluded that its prior methodology of estimating credit losses on its trade accounts receivable closely aligns with the requirements of the new standard, and therefore, the adoption of this ASU did not have a material impact on the Company consolidated condensed financial statements. For further information, see Note 4. Upon adoption of Topic 326, the Company recorded a cumulative adjustment to beginning retained earnings of $289,000, which reflected an increase to the allowance for doubtful accounts. As the impact to the Company's consolidated condensed financial statements in the first quarter of 2020 was not material, prior period information that is presented for comparative purposes has not been restated and continues to be reported under the accounting standards that were in effect during those periods.
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
In response to the COVID-19 pandemic, the Company received certain rent concessions on a few of its operating leases. The Company opted to not modify these leases in accordance to the FASB Staff Q&A-Topic 842 and Topic 840: "Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic" issued in April 2020. The impact of these concessions was not material to the accompanying Consolidated Condensed Balance Sheet as of June 30, 2020, and the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2020.
Supplemental balance sheet information related to leases is as follows (in thousands):

	Balance Sheet Location	June 30, 2020	December 31, 2019
Operating leases
ROU assets, net	Operating lease ROU assets, net	$189,381	$160,098
Lease liabilities, short-term	Operating lease liabilities, short-term	$28,772	$26,418
Lease liabilities, long-term	Operating lease liabilities, long-term	$172,093	$137,696

Finance Leases
ROU assets, net,	Other assets	$1,065	$1,263
Lease liabilities, short-term	Accounts payable and accrued expenses	$527	$589
Lease liabilities, long-term	Long-term other	$539	$558

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs	$10,279	$10,702	$21,301	$19,599
Financing lease costs:
Amortization of right-of-use assets	153	220	320	477
Interest on lease liabilities	11	30	22	55
Total financing lease costs	164	250	342	532
Variable lease costs	587	846	1,883	2,186
Total lease costs	$11,030	$11,798	$23,526	$22,317

Other information related to leases was as follows (in thousands):

	Six Months Ended June 30,
Supplemental Cash Flows Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,227	$20,100
Operating cash flows from finance leases	$22	$55
Financing cash flows from finance leases	$206	$232

Lease liabilities arising from new ROU assets:
Operating leases	$53,417	$7,679
Finance leases	$130	$81

	June 30, 2020	December 31, 2019
Weighted average remaining lease term (years):
Operating leases	10.1	10.4
Finance leases	2.8	2.8

Weighted average discount rate:
Operating leases	5.4%	5.7%
Finance leases	4.0%	4.2%

Future minimum lease obligations as of June 30, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$20,417	$418
2021	34,965	270
2022	30,389	229
2023	26,453	119
2024	22,963	46
Thereafter	127,756	32
Total future lease payments	262,943	1,114
Less: imputed interest	62,078	47
Total	$200,865	$1,067

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
The Company has two operating and reportable segments, namely the Golf Equipment operating segment and the Apparel, Gear and Other operating segment. The following table presents the Company's revenue disaggregated by major product category and operating and reportable segment (in thousands):

	Operating and Reportable Segments
	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Golf Equipment	Apparel, Gear & Other	Total	Golf Equipment	Apparel, Gear & Other	Total
Major product category:
Golf Clubs	$156,040	$—	$156,040	$223,741	$—	$223,741
Golf Balls	53,903	—	53,903	68,612	—	68,612
Apparel	—	36,302	36,302	—	73,195	73,195
Gear, Accessories & Other	—	50,751	50,751	—	81,160	81,160
	$209,943	$87,053	$296,996	$292,353	$154,355	$446,708

	Operating and Reportable Segments
	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Golf Equipment	Apparel, Gear & Other	Total	Golf Equipment	Apparel, Gear & Other	Total
Major product category:
Golf Clubs	$407,264	$—	$407,264	$485,526	$—	$485,526
Golf Balls	94,340	—	94,340	130,446	—	130,446
Apparel	—	113,592	113,592	—	169,441	169,441
Gear, Accessories & Other	—	124,076	124,076	—	177,492	177,492
	$501,604	$237,668	$739,272	$615,972	$346,933	$962,905
The Company sells its golf equipment products and apparel, gear and accessories in the United States and internationally, with its principal international regions being Japan and Europe. On a regional basis, sales of golf equipment products are generally higher than sales of apparel, gear and other products, with the exception of Europe as a result of the Jack Wolfskin acquisition completed in January 2019.

The following table presents information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Major Geographic Region:
United States	$171,714	$247,419	$389,217	$496,420
Europe	50,074	81,630	146,793	208,243
Japan	24,640	55,676	101,987	128,904
Rest of World	50,568	61,983	101,275	129,338
	$296,996	$446,708	$739,272	$962,905

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
Royalty Income
Royalty income is recognized over time in net sales as underlying product sales occur, subject to certain minimum royalties, in accordance with the related licensing arrangements. Royalty income is included in the Company's Apparel, Gear and Other operating segment. Total royalty income for the three months ended June 30, 2020 and 2019 was $3,552,000 and $5,467,000, respectively, and total royalty income for the six months ended June 30, 2020 and 2019 was $9,097,000 and $10,145,000, respectively.
Gift Cards
Revenues from gift cards are deferred and recognized when the cards are redeemed. The Company’s gift cards have no expiration date. The Company recognizes revenue from unredeemed gift cards, otherwise known as breakage, when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company uses this historical redemption rate to recognize breakage on unredeemed gift cards over the redemption period. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. As of June 30, 2020 and December 31, 2019, the Company's deferred revenue liability for gift cards was $1,828,000 and $2,190,000, respectively. During the three months ended June 30, 2020 and 2019, the Company recognized $454,000 and $657,000 of deferred gift card revenue, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized $1,030,000 and $1,090,000 of deferred gift card revenue, respectively.
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
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product's life cycle of approximately two years, and price concessions or price reductions are generally offered at the end of the product's life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to net sales using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates and adjusts the rate as deemed necessary in order to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate during the three and six months ended June 30, 2020 and 2019. Historically, the Company's actual amount of variable consideration related to these sales programs has not been materially different from its estimates.
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
Note 4. Estimated Credit Losses
The Company's trade accounts receivable are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses, as well as reserves related to product returns and sales programs as described in Note 3. Under ASC Topic 326, the “expected credit loss” model replaces the “incurred loss” model and requires consideration of a broader range of information to estimate expected credit losses over the life of the asset. The Company's prior methodology for estimating credit losses on trade accounts receivable did not differ significantly from the new requirements of ASC 326. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. An estimate of credit losses for the remaining customers in the aggregate is based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customers' financial condition, all of which are subject to change. Additionally, the Company’s monitoring activities now consider future reasonable and supportable forecasts of economic conditions to adjust all general reserve percentages as necessary. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined, based on current information, that the estimate of credit losses as of June 30, 2020 was not significantly impacted.
Actual uncollected amounts have historically been consistent with the Company’s expectations. The Company's payment terms on its receivables from customers are generally 60 days or less.

The following table provides a reconciliation of the activity related to the Company’s allowance for estimated credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
			(in thousands)
Beginning balance as of January 1	$6,140	$5,474	$5,992	$5,610
Adjustment due to the adoption of Topic 326	—	—	289	—
Provision for credit losses	3,619	265	3,632	142
Write-off of uncollectible amounts, net of recoveries	(815)	(240)	(969)	(253)
Ending balance as of June 30	$8,944	$5,499	$8,944	$5,499

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
The allocation of the purchase price presented below was based on management's estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including income, cost and market approaches. These valuation techniques incorporate the use of expected future revenues, cash flows and growth rates as well as estimated discount rates. Current and noncurrent assets and liabilities are valued at historical carrying values, which approximates fair value. Inventory was valued using the net realizable value approach, which was based on the estimated selling price in the ordinary course of business less reasonable disposal costs and a profit on the disposal efforts. The customer and distributor relationships were valued under the income approach based on the present value of future earnings. The Company amortizes the fair value of these relationships over a 10-year period. The trade name was valued under the royalty savings income approach method, which is equal to the present value of the after-tax royalty savings attributable to owning the trade name as opposed to paying a third party for its use. For this valuation the Company used a royalty rate of 5.0%, which is reflective of royalty rates paid in market transactions, and a discount rate of 10.0% on the future cash flows generated by the net after-tax savings. The goodwill of $150,180,000 arising from the acquisition consists largely of the synergies that were expected from combining the operations of the Company and Jack Wolfskin. Due to the recent significant business disruptions and challenges caused by the COVID-19 pandemic, the Company performed a quantitative assessment of goodwill and determined that the goodwill associated with its Jack Wolfskin reporting unit was impaired. As a result, the Company recorded an impairment charge of $148,375,000 in the second quarter of 2020, in addition to an impairment charge of $25,894,000 related to the Jack Wolfskin trade name (see Note 9).
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
In connection with the acquisition, during the year ended December 31, 2019, the Company recognized transaction costs of approximately $9,987,000, of which $1,603,000 and $4,723,000 was recognized in general and administrative expenses during the three and six months ended June 30, 2019. There were no transaction costs incurred during the three and six months ended June 30, 2020. In addition, the Company recorded a loss of $3,215,000 in other income (expense) in the first quarter of 2019 upon the settlement of a foreign currency forward contract to mitigate the risk of foreign currency fluctuations on the purchase price, which was denominated in Euros (EUR).
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation (in thousands):

At January 4, 2019
Assets Acquired
Cash	$58,096
Accounts receivable	26,637
Inventories	94,504
Income tax receivable	6,588
Other current assets	11,483
Property and equipment	20,930
Operating lease right-of-use assets	120,865
Deferred tax assets	2,930
Other assets	23
Intangibles - trade name(1)	239,295
Intangibles - retail partners & distributor relationships	38,743
Goodwill(1)	150,180
Total assets acquired	770,274
Liabilities Assumed
Accounts Payable and accrued liabilities	46,124
Income taxes payable, long-term	2,416
Operating lease liabilities	120,524
Deferred tax liabilities	80,009
Net assets acquired	$521,201

(1)
In the second quarter of 2020, the Company wrote down goodwill and the Jack Wolfskin trade name to their fair values, which resulted in impairment charges of $148,375,000 and $25,894,000, respectively (see Note 9).

Note 6. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its primary and Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of June 30, 2020, the Company had $55,551,000 outstanding under these facilities and $164,416,000 in cash and cash equivalents. As of June 30, 2020, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit and outstanding borrowings, was $483,110,000. As of June 30, 2019, the Company had $165,467,000 outstanding under these facilities, $1,177,000 in outstanding letters of credit, and $81,490,000 in cash and cash equivalents. As of June 30, 2019, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit and outstanding borrowings, was $273,387,000.

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
In March 2020, the Company amended the ABL Facility to add a stretch loan sub-facility of up to $30,000,000 and the loans thereunder, which may be borrowed pursuant to one borrowing at any time prior to September 30, 2020. As of June 30, 2020, the Company did not utilize the stretch loan sub-facility and terminated it with the lenders.
As of June 30, 2020, the Company had $27,756,000 in borrowings outstanding under the ABL Facility. Amounts available under the ABL Facility fluctuate with the general seasonality of the business and increase and decrease with changes in the Company’s inventory and accounts receivable balances. With respect to the Company's Golf Equipment business, inventory balances are generally higher in the fourth and first quarters, primarily to meet demand during the height of the golf season, and accounts receivable are generally higher during the first half of the year when sales are higher. Average outstanding borrowings during the six months ended June 30, 2020 were $188,559,000, and average amounts available under the ABL Facility during the six months ended June 30, 2020, after outstanding borrowings and letters of credit, was approximately $160,432,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable in May 2024.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In April 2020, the Company amended the ABL Facility to permit a customary capped call transaction (see "Convertible Senior Notes" below) in connection with the issuance of convertible debt securities by the Company and to permit the Company to incur loans or financial assistance of up to $50,000,000 pursuant to governmental programs enacted due to the COVID-19 outbreak. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances.
As of June 30, 2020, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant of at least 1.0 to 1.0 during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below 10% of the maximum facility amount or $40,000,000. The Company’s borrowing base availability was above $40,000,000 during the six months ended June 30, 2020, and the Company was in compliance with the fixed charge coverage ratio as of June 30, 2020. Had the Company not been in compliance with the fixed charge coverage ratio as of June 30, 2020, the maximum amount of additional indebtedness that could have been outstanding on June 30, 2020 would have been reduced by $40,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the German, the U.K. and the U.S. borrowing bases, as adjusted. At June 30, 2020 the Company’s trailing 12 month average interest rate applicable to its outstanding loans under the ABL Facility was 3.93%. Additionally, the ABL Facility provides for monthly fees of 0.25% of the unused portion of the ABL Facility.
The fees incurred in connection with the origination and amendment of the ABL Facility totaled $3,526,000, which are amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees at June 30, 2020 and December 31, 2019 were $1,957,000 and $2,115,000, respectively, of which $824,000 and $746,000, respectively, were included in other current assets and $1,134,000 and $1,369,000, respectively, were included in other long-term assets in the accompanying consolidated condensed balance sheets.

Japan ABL Facilities
In January 2018, the Company refinanced the asset-based loan agreement between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFJ, Ltd (the "2018 Japan ABL Facility"), which provides a credit facility of up to 4,000,000,000 Yen (or U.S. $37,060,000, using the exchange rate in effect as of June 30, 2020) over a three-year term, subject to borrowing base availability under the 2018 Japan ABL Facility. The amounts outstanding are secured by certain assets, including eligible inventory and eligible accounts receivable. The Company had 3,000,000,000 Yen (or U.S. $27,795,000, using the exchange rate in effect as of June 30, 2020) in borrowings outstanding under the 2018 Japan ABL Facility as of June 30, 2020. The 2018 Japan ABL Facility also includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of June 30, 2020, the Company was in compliance with these covenants. The 2018 Japan ABL Facility is subject to an effective interest rate equal to the Tokyo Interbank Offered Rate (TIBOR) plus 0.80%. The average interest rate under the 2018 Japan ABL Facility during 2020 was 0.87%. The 2018 Japan ABL Facility expires in January 2021.
On July 31, 2019, the Company entered into a new one-year asset-based loan facility ("2019 Japan ABL Facility" and collectively with the 2018 Japan ABL Facility, the "Japan ABL Facility") between its subsidiary in Japan and MUFG Bank, Ltd. for 2,000,000,000 Yen, (or approximately U.S. $18,530,000 using the exchange rate in effect as of June 30, 2020). The Company had no borrowings outstanding under the 2019 Japan ABL Facility as of June 30, 2020. The amounts outstanding are secured by certain assets, including eligible inventory and eligible accounts receivable. The 2019 Japan ABL Facility is subject to an effective interest rate equal to the TIBOR plus 1.0%, and is subject to certain restrictions including covenants related to certain pledged assets and financial performance metrics. The average interest rate under the 2019 Japan ABL Facility during 2020 was 1.07%.
Long-Term Debt
Equipment Notes
In connection with the Company's investment initiatives to improve its manufacturing capabilities at its golf ball manufacturing facility in Chicopee, Massachusetts, the Company entered into a series of long-term financing agreements (the "Equipment Notes") with Bank of America N.A. and other lenders between December 2017 and March 2020, that are secured by certain equipment at this facility. As of June 30, 2020 and December 31, 2019, the Company had a combined $26,754,000 and $19,715,000 outstanding under these Equipment Notes, respectively, of which $6,550,000 and $5,107,000 was included in current liabilities, respectively, and $20,204,000 and $14,608,000 was included in long-term debt, respectively, in the accompanying Consolidated Condensed Balance Sheets. The Equipment Notes accrue interest in the range of 3.21% and 3.79%, and have maturity dates between December 2022 and March 2027.
During the three and six months ended June 30, 2020, the Company recognized interest expense of $212,000 and $377,000, respectively, and during the three and six months ended June 30, 2019, the Company recognized interest expense of $84,000 and $173,000, respectively.
The Equipment Notes are subject to compliance with the financial covenants in the Company's ABL Facility. As of June 30, 2020, the Company was in compliance with these covenants.
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
As of June 30, 2020 and December 31, 2019, the Company had $444,000,000 and $446,400,000, respectively, outstanding under the Term Loan Facility, of which $4,800,000 is reflected in current liabilities. The amount outstanding as of June 30, 2020 was offset by unamortized debt issuance costs of $14,835,000, of which $2,697,000 was reflected in the short-term portion of the facility, and $12,138,000 was reflected in the long-term portion of the facility in the accompanying consolidated condensed balance sheet. Total interest and amortization expense recognized during the three months ended June 30, 2020 and 2019 was $6,320,000 and $9,062,000, respectively. Total interest and amortization expense recognized during the six months ended June 30, 2020 and 2019 was $13,770,000 and $17,842,000, respectively.
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
In order to mitigate the risk of interest rate fluctuations under the Term Loan Facility and foreign exchange fluctuations on a EUR denominated intercompany loan, the Company converted $200,357,000 of principal into €176,200,000, and entered into a cross-currency swap combined with an interest rate hedge with the lenders party to the Credit Agreement to swap the floating rate of LIBOR plus 4.50% to a fixed rate of 4.60%. During the six months ended June 30, 2020, in response to the adverse effects of the COVID-19 pandemic on global markets, the Company decided to unwind the cross-currency swap associated with the EUR denominated intercompany loan. As of June 30, 2020, the Company decided to maintain the interest rate hedge associated with the USD denominated Term Loan Facility. For further information on these hedging contracts, see Note 17.
Loans outstanding under this facility are guaranteed by the Company's domestic subsidiaries. The loans and guaranties are secured by substantially all the assets of the Company and guarantors.
The Credit Agreement contains a cross-default provision with respect to any indebtedness of the Company as defined in the Credit Agreement, as well as customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Events of default permitting acceleration under the Credit Agreement include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, certain cross defaults or a change of control. As of June 30, 2020, the Company was in compliance with these covenants.
Convertible Senior Notes
On May 4, 2020, the Company issued $258,750,000 of 2.75% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 2.75% per annum on the principal amount, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Convertible Notes will mature on May 1, 2026, unless earlier redeemed or repurchased by the Company or converted. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries. As of June 30, 2020, the Company incurred $8,537,000 of cost associated with the issuance of the Convertible Notes, of which $6,013,000 was allocated to the liability component of the Convertible Notes, and $2,524,000 was allocated to the equity conversion feature.
As of June 30, 2020, the net carrying amount of the liability component of the Convertible Notes was $177,847,000, net of unamortized debt issuance costs of $5,895,000 and debt discount of $75,008,000, which will be amortized over the remaining term of approximately 5.8 years. The conversion feature of $76,508,000 and the allocated debt issuance costs of $2,524,000 were recorded as components of shareholders' equity as of June 30, 2020. Upon conversion, the Company has the option to settle the conversion obligation in any combination of cash and shares. The initial conversion rate is 56.7698 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equal to an initial conversion price of $17.62 per share. At June 30, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount.
In connection with the pricing of the Convertible Notes on April 29, 2020, the Company paid $31,775,000 to enter into privately negotiated capped call transactions ("Capped Calls") with Goldman Sachs & Co. LLC, Bank of America, N.A. and Morgan Stanley & Co. LLC as well as with each of the Option Counterparties. The Capped Calls cover the aggregate number of shares of the Company’s common stock that initially underlie the Convertible Notes, and are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the Convertible Notes, and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the Capped Calls is initially $27.10. The Capped Calls are recorded as a reduction to additional paid-in capital and are not accounted for as derivatives.
The Convertible Notes will not have an impact on the Company’s diluted earnings per share until the average market price of its common stock exceeds the conversion price of $17.62 per share, as the Company intends to settle the principal amount of the Convertible Notes in cash upon conversion. The Company is required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Convertible Notes for periods the Company reports net income. However, upon conversion, there will be no economic dilution from the Convertible Notes until the average market price of the Company’s common stock exceeds the cap price of $27.10 per share, as exercise of the Capped Calls offsets any dilution from the Convertible Notes from the conversion price up to the cap price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.
The following table presents the Company's combined aggregate amount of maturities for its Equipment Notes, Term Loan Facility and the Convertible Notes over the next five years and thereafter as of June 30, 2020. Amounts payable under the Term Loan Facility included below represent the minimum principal repayment obligations. As of June 30, 2020, the Company does not anticipate excess cash flow repayments as defined by the Term Loan Facility.

(in thousands)
Remainder of 2020	$7,132
2021	11,297
2022	11,519
2023	9,107
2024	8,290
Thereafter	687,585
$734,930

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
The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings (loss) per common share—basic
Net income (loss) attributable to Callaway Golf Company	$(167,684)	$28,931	$(138,790)	$77,578
Weighted-average common shares outstanding—basic	94,141	94,074	94,225	94,377
Basic earnings (loss) per common share	$(1.78)	$0.31	$(1.47)	$0.82
Earnings (loss) per common share—diluted
Net income (loss) attributable to Callaway Golf Company	$(167,684)	$28,931	$(138,790)	$77,578
Weighted-average common shares outstanding—basic	94,141	94,074	94,225	94,377
Outstanding options, restricted stock units and performance share units	—	1,817	—	1,776
Weighted-average common shares outstanding—diluted	94,141	95,891	94,225	96,153
Diluted earnings (loss) per common share	$(1.78)	$0.30	$(1.47)	$0.81

For the three and six months ended June 30, 2020 securities outstanding totaling approximately 1,153,000 and 1,260,000 shares, respectively, comprised of stock options, restricted stock units and performance share units, were excluded from the calculation of earnings (loss) per common share—diluted as they would be anti-dilutive. For the three and six months ended

June 30, 2019, the Company had a nominal number of securities that had an anti-dilutive effect on the calculation of diluted earnings per common share. Such securities were excluded from the calculation.
In May 2020, the Company issued $258,750,000 of 2.75% Convertible Senior Notes ("Convertible Notes"). The Convertible Notes will not have an impact on the Company’s diluted earnings per share until the average market price of its common stock exceeds the conversion price of $17.62 per share, as the Company intends to settle the principal amount of the Convertible Notes in cash upon conversion. The Company is required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Convertible Notes for periods the Company reports net income. As of June 30, 2020, the Convertible Notes were anti-dilutive and therefore excluded from the diluted calculation. See Note 6.
Note 8. Inventories
Inventories are summarized below (in thousands):

	June 30, 2020	December 31, 2019
Inventories:
Raw materials	$69,959	$76,140
Work-in-process	997	860
Finished goods	308,213	379,639
	$379,169	$456,639

Note 9. Goodwill and Intangible Assets
Goodwill at June 30, 2020 decreased to $55,579,000 from $203,743,000 at December 31, 2019. This $148,164,000 decrease was due to an impairment charge of $148,375,000 recognized in the second quarter of 2020, offset by changes in foreign currency rates period over period. The Company's goodwill is reported in both the Golf Equipment and Apparel, Gear and Other operating segments (see Note 19).
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and non-amortizing intangible assets are subject to an annual impairment test or more frequently when impairment indicators are present. During the second quarter of 2020, the Company performed a qualitative assessment of goodwill impairment indicators, considering macroeconomic conditions related to the COVID-19 pandemic and its potential impact to sales and operating income for the remainder of fiscal 2020. The Company expects the duration of the COVID-19 pandemic and the continued impact of global travel restrictions, government shutdowns of non-essential businesses and disruptions to its supply chain and distribution channels to result in lower revenue and operating income for the remainder of fiscal 2020 and potentially beyond. As a result, the Company determined that there were indicators of impairment, and proceeded with a quantitative assessment of goodwill for all reporting units during the second quarter.
In performing the second quarter quantitative goodwill impairment testing, the Company prepared valuations of reporting units using both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. The Company's reporting units are one level below its reportable segment level. In preparing the valuations, past, present and future expectations of performance were considered, including the impact of the COVID-19 pandemic. This methodology was consistent with the approach used to perform the annual quantitative goodwill assessment in prior years. The weighted average cost of capital used in the goodwill impairment testing ranged between 9.0% and 9.25%, which was derived from the financial structures of comparable companies corresponding to the industry of each reporting unit. There is inherent uncertainty associated with key assumptions used in the Company's impairment testing, including the duration of the economic downturn associated with the COVID-19 pandemic and the recovery period. As a result of the second quarter assessment, the Company determined that the fair value for one reporting unit was less than its carrying value, and therefore recognized a goodwill impairment loss of $148,375,000 in the second quarter of 2020. The expected decline in revenue due to the impact of COVID-19 contributed to the lower fair value of the Jack Wolfskin reporting unit, which is included in the Apparel, Gear and Other operating segment. The Company determined that the goodwill relating to its other reporting units was not impaired as the fair value significantly exceeded the carrying value at June 30, 2020.

In addition, the Company determined that the trade name intangible asset related to Jack Wolfskin was also impaired and recognized an impairment loss of $25,894,000 in the second quarter of 2020. The carrying value of intangible assets after the impairment was $428,439,000 at June 30, 2020.
The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	June 30, 2020			December 31, 2019
		Gross(1)	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
Trade name, trademark, trade dress and other	NA	$428,439	$—	$428,439	$453,837	$—	$453,837
Amortizing:
Patents	2-16	31,581	31,581	—	31,581	31,581	—
Customer and distributor relationships and other	1-10	54,304	17,047	37,257	53,904	14,318	39,586
Total intangible assets		$514,324	$48,628	$465,696	$539,322	$45,899	$493,423

(1) The gross balance of intangible assets as of June 30, 2020 includes an increase due to the impact of foreign exchange rates of $496,000 on the Jack Wolfskin non-amortizing intangible asset, as well as $64,000 on the amortizing customer and distributor relationships.
Aggregate amortization expense on intangible assets was approximately $1,213,000 and $1,246,000 for the three months ended June 30, 2020 and 2019, respectively, and $2,393,000 and $2,466,000 for the six months ended June 30, 2020 and 2019, respectively.
Amortization expense related to intangible assets at June 30, 2020 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2020	$2,391
2021	4,724
2022	4,548
2023	4,409
2024	4,409
Thereafter	16,776
$37,257

Note 10. Joint Venture
The Company had a joint venture in Japan, Callaway Apparel K.K., with its long-time apparel licensee, TSI Groove & Sports Co, Ltd., ("TSI") for the design, manufacture and distribution of Callaway-branded apparel, footwear and headwear in Japan. In July 2016, the Company contributed $10,556,000, primarily in cash, for a 52% ownership of the joint venture, and TSI contributed $9,744,000, primarily in inventory, for the remaining 48%. In May 2019, the Company entered into a stock purchase agreement with TSI to acquire the remaining shares comprising the 48% ownership in Callaway Apparel K.K. for 2 billion Yen, or approximately $18,538,000 (using the exchange rate in effect on the acquisition date). The purchase was completed as of May 31, 2019 and, pursuant to the stock purchase agreement, the purchase price was paid in August 2019. As of June 30, 2020, the Company owned 100% of this entity and controlled all matters pertaining to its business operations and significant management decisions. Callaway Apparel K.K. is consolidated one month in arrears.
During the three and six months ended June 30, 2019, the Company recorded a net loss attributable to the non-controlling interest of $33,000 and $179,000, respectively, in its consolidated condensed statements of operations. As a result of the acquisition, the Company did not recognize net income attributable to non-controlling interests during the three and six months ended June 30, 2020.

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
There were no additional investments by the Company in Topgolf in each of the three and six months ended June 30, 2020 and 2019. The Company's total investment in Topgolf as of both June 30, 2020 and December 31, 2019 was $90,134,000. Since the adoption of ASU 2016-01, there were no observable transactions which would provide an estimate of fair value. As such, at June 30, 2020 and December 31, 2019, the Company's investment in Topgolf is reflected at cost less impairments in accordance with ASU No. 2016-01.
In May 2020, due to the business disruptions caused by the COVID-19 pandemic, which resulted in the temporary closure of Topgolf facilities worldwide, the Company, in combination with other shareholders of Topgolf, issued Topgolf a note receivable to assist with working capital requirements. The Company's pro rata share of the note receivable was $6,542,000, which was issued net of a 20% discount and reimbursable legal fees, accrues interest at 5.87% and matures in February 2026. The note receivable was recorded in other assets in the Consolidated Condensed Balance Sheet as of June 30, 2020.
As of June 30, 2020, the Company has not recorded any impairments with respect to this investment. If in the future there is an observable price change as a result of an orderly transaction for the identical or similar investment in Topgolf, the Company would be required to assess the fair value impact, if any, on each identified or similar class of Topgolf stock held by the Company, and write such stock up or down to its estimated fair value, which could have a material effect on the Company's financial position and results of operations.
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
The warranty provision for the three and six months ended June 30, 2020 and June 30, 2019 includes the warranty reserves assumed in connection with the Jack Wolfskin acquisition (see Note 5).

The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$9,791	$10,783	$9,636	$7,610
Provision	1,562	2,127	3,370	4,606
Provision liability assumed from acquisition	—	273	—	2,600
Claims paid/costs incurred	(1,574)	(2,207)	(3,227)	(3,840)
Ending balance	$9,779	$10,976	$9,779	$10,976

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
In January 2019, the Company acquired Jack Wolfskin for approximately $521,201,000 (including cash acquired of $58,096,000). The Company recorded a deferred tax liability of $88,392,000 related to the intangibles upon acquisition in addition to $11,384,000 deferred tax assets acquired (see Note 5). In the second quarter of 2020, due to a decline in projected revenues caused by COVID-19, the Company recognized an impairment charge of $174,269,000 to write down the goodwill and trade name associated with Jack Wolfskin to its fair value (see Note 9). This impairment was excluded from ordinary income and discretely calculated in the income tax provision in the second quarter of 2020. The impaired goodwill was comprised of book basis over tax basis with no corresponding deferred tax liability. The brand value impairment resulted in the reduction of approximately $7,900,000 of the deferred tax liability previously recorded as part of acquisition accounting.
The realization of deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. Due to the Company’s historical profitability, combined with future projections of profitability, the Company has determined that the majority of its U.S. deferred tax assets are more likely than not to be realized. The valuation allowance on the Company’s U.S. deferred tax assets as of June 30, 2020 primarily relates to state net operating loss carryforwards and credits that the Company estimates it may not be able to utilize in future periods. With respect to Jack Wolfskin and previously existing non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established. The Company has considered the business disruption impacts from the COVID-19 pandemic and determined that this hasn’t impacted the realization of its deferred tax assets. As this is a dynamically evolving business disruption, the Company will continue to evaluate the COVID-19-related impacts on the realization of its deferred tax assets as new information becomes available.
The Company recorded an income tax benefit of $7,931,000 and an income tax provision of $7,208,000 for the three months ended June 30, 2020 and 2019, respectively, and an income tax provision of $1,220,000 and $16,764,000 for the six months ended June 30, 2020 and 2019, respectively. The decrease in the provision was primarily due to the reduction of earnings caused by the COVID-19 pandemic and the impairment of the Jack Wolfskin goodwill and trade name in June 2020. As a percentage of pre-tax income, the Company's effective tax rate decreased to 4.5% in the second quarter of 2020 compared to 20.0% in the second quarter of 2019, primarily due to the reduction of earnings caused by the COVID-19 pandemic and the impairment of the Jack Wolfskin goodwill and trade name in the second quarter of 2020.
At June 30, 2020, the gross liability for income taxes associated with uncertain tax positions was $27,117,000. Of this amount, $11,424,000 would benefit the Company’s consolidated condensed financial statements and effective income tax rate if favorably settled. The unrecognized tax liabilities are expected to decrease by approximately $404,000 during the next 12 months. The gross liability for uncertain tax positions increased by $737,000 and $1,124,000 for the three and six months ended June 30, 2020, respectively, primarily due to increases in tax positions taken during the current quarter.

The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended June 30, 2020 and 2019, the Company's provision for income taxes includes an expense of $25,000 and a benefit of $221,000, respectively, and an expense of $54,000 and a benefit of $189,000, for the six months ended June 30, 2020 and 2019, respectively, related to the recognition of interest and/or penalties. As of June 30, 2020 and December 31, 2019, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $1,723,000 and $1,669,000, respectively.
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
The minimum obligation that the Company is required to pay as of June 30, 2020 under these agreements is $77,138,000 over the next four years as follows (in thousands):

Remainder of 2020	$45,202
2021	20,252
2022	9,119
2023	2,440
2024	125
$77,138

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
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s consolidated financial statements. The fair value of indemnities, commitments and guarantees that the Company issued as of June 30, 2020 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 15. Share-Based Employee Compensation
As of June 30, 2020, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan"). From time to time, the Company grants stock options, restricted stock units, performance share units, phantom stock units, stock appreciation rights and other awards under these plans.
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
During the three months ended June 30, 2020 and 2019, the Company granted 134,000 and 53,000 underlying restricted stock units, respectively, at a weighted average grant-date fair value of $14.15 and $16.73 per share, respectively. During the six months ended June 30, 2020 and 2019, the Company granted 402,000 and 452,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $17.83 and $15.35 per share, respectively.
Total compensation expense, net of estimated forfeitures, recognized for restricted stock units was $1,362,000 and $1,683,000 for the three months ended June 30, 2020 and 2019, respectively, and $2,977,000 and $3,319,000, for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, the Company had $12,349,000 of total unamortized compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years.
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
The Company granted 125,000 and 265,000 shares underlying performance share units during the six months ended June 30, 2020 and 2019, respectively, at a weighted average grant-date fair value of $19.66 and $15.17 per share, respectively. There were no performance share units granted during three months ended June 30, 2020 and 2019. The awards granted during 2020 and 2019 are subject to a three- to five-year performance period provided that (i) if certain first year performance goals are achieved, the participant could earn up to 50% of the three-year target award shares, subject to continued service through the vesting date, and (ii) if certain cumulative first- and second-year performance goals are achieved, the participant could earn up to an aggregate of 80% of the three-year target award shares (which includes any shares earned during the first year), subject to continued service through the vesting date. Based on the Company’s performance, participants earned a minimum of 50% of the target award shares granted in 2019, and 80% of the target award shares granted in 2018, in each case subject to continued service through the vesting date.
During the six months ended June 30, 2020 and 2019, the Company granted 125,000 and 149,000 shares underlying performance share units subject to total shareholder return requirements, respectively, at a weighted average grant-date fair value of $23.22 and $16.96, respectively. There were no performance share units granted during three months ended June 30, 2020 and 2019.
During the six months ended June 30, 2020, the Company performed a remeasurement of these awards based on the Company’s most recent financial targets resulting in a reduction to expense. During the three months ended June 30, 2020 and 2019, the Company recognized total compensation expense, net of estimated forfeitures, for performance based awards of $1,572,000 and $1,847,000, respectively and, $1,817,000 and $3,646,000 for the six months ended June 30, 2020 and 2019, respectively. The decrease in expense reflects a decrease in the anticipated degree of achievement against the performance metrics established on performance-based awards as a result of the uncertain future economic impact on the Company's business due to the COVID-19 pandemic. At June 30, 2020, unamortized compensation expense related to these awards was $8,170,000, which is expected to be recognized over a weighted-average period of 1.7 years.

Share-Based Compensation Expense
The table below summarizes the amounts recognized in the financial statements for the three and six months ended June 30, 2020 and 2019 for share-based compensation, including expense for restricted stock units and performance share units (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Cost of sales	$239	$247	$395	$502
Operating expenses	2,694	3,283	4,399	6,463
Total cost of share-based compensation included in income, before income tax	$2,933	$3,530	$4,794	$6,965

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

The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 17) that are measured at fair value on a recurring basis by the above pricing levels at June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Foreign currency forward contracts—asset position	$3,378	$—	$3,378	$—
Foreign currency forward contracts—liability position	(825)	—	(825)	—

Interest rate hedge agreements—liability position	(20,602)	—	(20,602)	—
	$(18,049)	$—	$(18,049)	$—
December 31, 2019
Foreign currency forward contracts—asset position	$61	$—	$61	$—
Foreign currency forward contracts—liability position	(766)	—	(766)	—

Cross-currency debt swap agreements—asset position	6,163	—	6,163	—
Cross-currency debt swap agreements—liability position	(25)	—	(25)	—

Interest rate hedge agreements—asset position	(8,894)	—	(8,894)	—
	$(3,461)	$—	$(3,461)	$—

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
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at June 30, 2020 and December 31, 2019 are categorized within Level 1 of the fair value hierarchy. The table below summarizes information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated condensed balance sheets as of June 30, 2020 and December 31, 2019, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility(1)	$444,000	$440,168	$446,400	$450,864
Convertible Notes(2)	$258,750	$319,952	$—	$—
Primary Asset-Based Revolving Credit Facility(3)	$27,756	$27,756	$114,480	$114,480
Japan ABL Facility(3)	$27,795	$27,795	$30,100	$30,100
Equipment notes(4)	$26,754	$26,754	$19,715	$19,715

(1)	In January 2019, the Company entered into a Term Loan Facility. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 6 for further information.

(2)
In May 2020, the Company issued $258,750,000 of 2.75% Convertibles Notes due in 2026. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. For further discussion, see Note 6.

(3)
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

(4)
In December 2017, August 2019 and March 2020, the Company entered into equipment notes that are both secured by certain equipment at the Company's golf ball manufacturing facility. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 6 for further information.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or more frequently if certain indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments that are written down to fair value when they are held for sale or determined to be impaired. During the second quarter of 2020, the Company considered the macroeconomic conditions related to the COVID-19 pandemic and its potential impact to sales and operating income for the remainder of fiscal 2020, and determined that there were indicators of impairment and proceeded with a quantitative assessment of goodwill for all reporting units. As a result of the second quarter assessment, the Company determined that the fair value of one of its reporting units was less than its carrying value, and therefore recognized a goodwill impairment loss of $148,375,000 in the second quarter of 2020. In addition, the Company recognized an impairment loss of $25,894,000 on one of its trade names (see Note 9). There were no impairment losses recorded during three and six months ended June 30, 2019.
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

The following table summarizes the fair value of the Company's derivative instruments as well as the location of the asset and/or liability on the consolidated condensed balance sheets at June 30, 2020 and December 31, 2019 (in thousands):

	Balance Sheet Location	Fair Value of Asset Derivatives
		June 30, 2020	December 31, 2019
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$999	$53
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$2,379	$8

	Balance Sheet Location	Fair Value of Liability Derivatives
		June 30, 2020	December 31, 2019
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$31	$24

Cross-currency debt swap agreements	Accounts payable and accrued expenses	—	25

Interest rate hedge agreements	Accounts payable and accrued expenses	4,756	1,865
	Other long-term liabilities	15,846	7,030
Total		$20,633	$8,944
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$794	$741

The Company's derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated condensed balance sheets at June 30, 2020 and December 31, 2019.
Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 to 15 months from their inception. At June 30, 2020, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $40,745,000. At December 31, 2019, the Company had no outstanding foreign currency forward contracts designated as cash flow hedge instruments.
As of June 30, 2020, the Company recorded a net gain of $1,974,000 in accumulated other comprehensive income (loss) related to foreign currency forward contracts. Of this amount, net gains of $407,000 for the three months ended June 30, 2020 and $408,000 for the six months ended June 30, 2020 were relieved from accumulated other comprehensive income (loss) and recognized in cost of goods sold for the underlying intercompany sales that were recognized, and net gains of $232,000 for the three months ended June 30, 2020 and $464,000 for the six months ended June 30, 2020, were relieved from accumulated other comprehensive income (loss) related to the amortization of forward points. There were no ineffective hedge gains or losses recognized during the three and six months ended June 30, 2020. Based on the current valuation, the Company expects to reclassify net gains of $1,103,000 from accumulated other comprehensive income (loss) into net earnings during the next 12 months.
The Company recognized net gains of $242,000 and $565,000 in cost of goods sold for the three and six months ended June 30, 2019, respectively.

Cross-Currency Debt Swap and Interest Rate Hedge Contract
In order to mitigate the risk of changes in interest rates associated with the Company's variable-rate Term Loan Facility and EUR denominated intercompany loan, the Company used a cross-currency debt swap and interest rate hedge, both designated as cash flow hedges (see Note 6) by converting a portion of the USD denominated Term Loan Facility, which has a higher variable interest rate, to a EUR denominated synthetic note at a lower fixed rate. As of June 30, 2020, the Company unwound the cross currency swap, and determined that the forecasted transaction in connection with the underlying EUR denominated intercompany loan was no longer probable of occurring. As such, the Company discontinued the hedge and released net gains of $11,046,000 from accumulated other comprehensive income to other income during the three months ended June 30, 2020. The Company maintained the interest rate hedge related to the USD denominated Term Loan Facility in order to continue mitigating the risk of changes in interest rates. Over the life of the facility, the Company will receive variable interest payments from the counterparty lenders in exchange for the Company making fixed rate payments, without exchange of the underlying notional amount. As of June 30, 2020, the notional amount outstanding under the interest rate hedge contract was $197,352,000. As of December 31, 2019, the notional amount outstanding under the cross-currency debt swap and interest rate hedge contract was $198,353,000.
In connection with the cross-currency swap contract, during the six months ended June 30, 2020, the Company recorded a remeasurement net gain of $15,081,000 in accumulated other comprehensive income (loss). There were no remeasurement gains or losses recorded during the three months ended June 30, 2020. During the three and six months ended June 30, 2020, net gains of $11,463,000 and $18,510,000, respectively, were relieved from accumulated other comprehensive income (loss). The recognition of these net gains into earnings is summarized as follows:

•	Net gains of $11,046,000 related to the discontinuation of the cross-currency swap contract were recognized in other income (expense) in the three and six months ended June 30, 2020.

•
Net gains related to foreign currency of $5,735,000 were recognized in other income (expense) in the six months ended June 30, 2020. There were no net foreign currency gains or losses recognized in the three months ended June 30, 2020.

•	Net gains of $417,000 and $1,730,000 were recognized in interest income during the three and six months ended June 30, 2020.
During the three and six months ended June 30, 2019, net losses of $553,000 and net gains of $2,251,000 were relieved from accumulated other comprehensive income (loss) in connection with the cross currency swap. The recognition of these net gains and losses into earnings is summarized as follows:

•	Net gains of $2,178,000 and $2,287,000 were recognized in interest income in the three and six months ended June 30, 2019.

•	Net losses related to foreign currency of $2,731,000 and $35,000 were recognized in other income (expense) in the three and six months ended June 30, 2019.
During the three and six months ended June 30, 2020, the Company recorded net losses of $1,928,000 and $13,161,000, respectively, related to the remeasurement of the interest rate hedge contract in accumulated other comprehensive income (loss). Of these amounts, net losses of $1,017,000 and $1,451,000 were relieved from accumulated other comprehensive income (loss) and recognized in interest expense during the three and six months ended June 30, 2020, respectively. Based on the current valuation, the Company expects to reclassify a net loss of $4,756,000 related to the interest rate hedge contract from accumulated other comprehensive income (loss) into earnings during the next 12 months.

The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Gain/(Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2020	2019	2020	2019
Foreign currency forward contracts	$(436)	$27	$1,974	$573
Cross-currency debt swap agreements	—	(2,907)	15,081	1,164
Interest rate hedge agreements	(1,928)	(3,956)	(13,161)	(7,897)
	$(2,364)	$(6,836)	$3,894	$(6,160)

	Gain/(Loss) Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2020	2019	2020	2019
Foreign currency forward contracts	$638	$228	$872	$374
Cross-currency debt swap agreements	11,463	(1,463)	18,510	2,251
Interest rate hedge agreements	(1,017)	(34)	(1,447)	(44)
	$11,084	$(1,269)	$17,935	$2,581

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At June 30, 2020 and December 31, 2019, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $125,108,000 and $72,119,000, respectively. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the consolidated condensed statements of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 16).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three and six months ended June 30, 2020 and 2019, respectively, in addition to the derivative contract type (in thousands):

	Location of Net Gain Recognized in Income on Derivative Instruments	Amount of Net Gain/(Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Foreign currency forward contracts	Other expense, net	$(595)	$691	$5,261	$1,441

In addition, for the three months ended June 30, 2020 and 2019, the Company recognized net foreign currency gains of $2,906,000 and $2,729,000, respectively, and net foreign currency losses of $2,241,000 and $2,609,000, respectively, for the six months ended June 30, 2020 and 2019, related to transactions with its foreign subsidiaries, respectively.

Note 18. Accumulated Other Comprehensive Loss
The following table details the amounts reclassified from accumulated other comprehensive loss to cost of goods sold, as well as changes in foreign currency translation for the three and six months ended June 30, 2020. Amounts are in thousands.

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, March 31, 2020, after tax	$(4,362)	$(33,155)	$(37,517)
Change in derivative instruments	(2,364)	—	(2,364)
Net gains reclassified to cost of goods sold	(639)	—	(639)
Net gains reclassified to other income (expense)	(11,046)	—	(11,046)
Net gains reclassified to interest expense	596	—	596
Income tax benefit on derivative instruments	3,023	—	3,023
Foreign currency translation adjustments	—	8,155	8,155
Accumulated other comprehensive loss, June 30, 2020, after tax	$(14,792)	$(25,000)	$(39,792)

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, December 31, 2019, after tax	$(4,203)	$(18,219)	$(22,422)
Change in derivative instruments	3,894	—	3,894
Net gains reclassified to cost of goods sold	(872)	—	(872)
Net gains reclassified to other income (expense)	(16,781)	—	(16,781)
Net gains reclassified to interest expense	(283)	—	(283)
Income tax benefit on derivative instruments	3,453	—	3,453
Foreign currency translation adjustments	—	(6,781)	(6,781)
Accumulated other comprehensive loss, June 30, 2020, after tax	$(14,792)	$(25,000)	$(39,792)

Note 19. Segment Information
The Company has two reportable operating segments: Golf Equipment operating segment and Apparel, Gear and Other operating segment. The Golf Equipment operating segment, which is comprised of golf club and golf ball products, includes Callaway Golf branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata branded golf balls and sales of pre-owned golf clubs. The Apparel, Gear and Other operating segment includes Jack Wolfskin outdoor apparel, gear and accessories, TravisMathew golf and lifestyle apparel and accessories, and Callaway and Ogio soft goods, which consists of golf apparel and accessories (including golf bags and gloves), storage gear for sport and personal use, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products. There are no significant intersegment transactions during the three and six months ended June 30, 2020.

The tables below contain information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales:
Golf Equipment	$209,943	$292,353	$501,604	$615,972
Apparel, Gear and Other	87,053	154,355	237,668	346,933
	$296,996	$446,708	$739,272	$962,905
Income (loss) before income taxes:
Golf Equipment	$29,181	$55,665	$87,801	$125,658
Apparel, Gear and Other	(11,711)	11,314	(15,510)	34,033
Reconciling items(1)	(193,085)	(30,873)	(209,861)	(65,528)
	$(175,615)	$36,106	$(137,570)	$94,163
Additions to long-lived assets:(2)
Golf Equipment	$2,778	$7,924	$19,740	$13,341
Apparel, Gear and Other	3,142	4,289	13,266	8,682
	$5,920	$12,213	$33,006	$22,023

(1)
Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. The increase in reconciling items for the three and six months ended June 30, 2020 compared to June 30, 2019 was primarily due to the recognition of a $174,269,000 impairment loss related to the Jack Wolfskin trade name and goodwill (see Note 9). This increase was partially offset by the recognition of a net gain of $11,046,000 related to a cash flow hedge that was discontinued during the second quarter of 2020. Reconciling items also include net gains of $1,622,000 and $9,947,000 recognized on hedging contracts for the three and six months ended June 30, 2020, respectively. These increases were partially offset by a decrease in non-recurring charges primarily related to the acquisition of Jack Wolfskin in January 2019 (see Note 5).

(2)	Additions to long-lived assets are comprised of purchases of property, plant and equipment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors Regarding Forward-Looking Statements” on page 2 of this report.
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with the accounting principles generally accepted in the United States ("GAAP"), the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. This non-GAAP information includes certain of the Company’s financial results on a constant currency basis. This constant currency information estimates what the Company’s financial results would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency results and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. In addition, this non-GAAP information includes certain of the Company's financial results without certain non-cash charges recognized in the three and six months ended June 30, 2020, including, the recognition of an impairment loss on Jack Wolfskin goodwill and other intangible assets, amortization expense of intangible assets associated with the Jack Wolfskin, OGIO and TravisMathew acquisitions, and the discount amortization of the Convertible Notes issued in May 2020, in addition to other non-recurring expenses. For the three and six months ended June 30, 2019, non-GAAP financial results exclude certain non-cash charges, including purchase accounting amortization expense associated with the Jack Wolfskin acquisition and amortization expense of intangible assets associated with the Jack Wolfskin, OGIO and TravisMathew acquisitions, in addition to transaction and transition costs in connection with the Jack Wolfskin acquisition.
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
The Company designs, manufactures and sells a full line of high quality golf equipment, including golf clubs and golf balls, and apparel, gear and other products. The Company designs its golf products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company designs its golf products for golfers of all skill levels, both amateur and professional. In addition, the Company designs and develops a full line of high quality soft goods, including golf bags, apparel, footwear and other golf accessories. In 2017, the Company expanded its soft goods lines with the acquisitions of OGIO and TravisMathew. Under the OGIO brand, the Company offers a full line of premium personal storage gear for sport and personal use and accessories. TravisMathew offers a full line of premium golf and lifestyle apparel as well as footwear and accessories. In January 2019, the Company completed the acquisition of JW Stargazer Holding GmbH, the owner of the international, premium outdoor apparel, gear and accessories brand, Jack Wolfskin. This acquisition to further enhanced the Company's lifestyle category and provides a platform for future growth in the active outdoor and urban outdoor categories. The Company's soft goods under the Callaway, OGIO, TravisMathew and Jack Wolfskin brands are largely designed and developed internally.
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
Cost of Sales
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. Historically, over 85% of the Company's manufacturing costs, primarily material and component costs, are variable in nature and fluctuate with sales volumes. With respect to the Company's Golf Equipment operating segment, variable costs as a percentage of cost of sales range between 85% to 95% for golf club products and 70% to 80% for golf ball products. Variable costs for soft goods in the Apparel, Gear and Other operating segment are generally greater than 85% as fewer fixed costs are used in the manufacturing of soft goods products. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Operating Segment Results for the Three Months Ended June 30, 2020 and 2019—Segment Profitability" and "Operating Segment Results for the Six Months Ended June 30, 2020 and 2019—Segment Profitability" below for further discussion of gross margins.
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
Executive Summary to the Results of Operations and Financial Condition
During the second quarter and first six months of 2020, the Company's golf equipment and soft goods businesses were significantly adversely impacted by the COVID-19 pandemic in all markets and regions. The second quarter continued to be a challenging environment as worldwide regulatory restrictions were at their height, which included the temporary closure of the Company’s retail locations, manufacturing facilities and distribution centers at varying times, resulting in disruptions in product production and the Company’s ability to ship the products to its customers. As a result of these disruptions, net sales decreased $149.7 million (33.5%) to $297.0 million in the second quarter of 2020 as compared to $446.7 million for the same period in 2019, and decreased $223.6 million (23.2%) to $739.3 million in the first six months of 2020 as compared to $962.9 million for the same period in 2019. Despite these decreases, the Company’s golf equipment and soft goods businesses recovered more quickly than expected at the end of the second quarter and into the third quarter of 2020. Although golf courses remained closed during the earlier part of the second quarter in some major markets, particularly the United States and Europe, the Company started to see signs of recovery in the latter part of the second quarter as golf courses started to reopen, prompting an increase in participation from new and returning golfers, as the game of golf supports an active and healthy way of life that is compatible with social distancing. Direct-to-consumer sales of soft goods during the second quarter of 2020 were also better than expected due to a significant surge of on-line sales compared to the second quarter of 2019, as consumers turned to e-commerce to purchase items they would have otherwise purchased in person.
While the Company is encouraged by these signs of recovery, the Company expects the duration of the COVID-19 pandemic and the continued negative impact on the Company’s business to result in lower projected revenue, gross margin and operating income for the remainder of fiscal 2020 and potentially beyond. As a result, the Company determined that there were indicators of impairment and proceeded with a quantitative assessment of goodwill for all reporting units during the second quarter of 2020, which resulted in an impairment charge of $174.3 million related to the Jack Wolfskin goodwill and trade name. While the Company remains optimistic of the revenues and cost synergies that the Jack Wolfskin business will provide in the long-term, the realization of these opportunities have been delayed due to the uncertain economic impacts created by the COVID-19 pandemic.
In response to the adverse effects of COVID-19 on the Company’s business, the Company has taken proactive actions to protect its employees, reduce costs, maximize liquidity, and conserve cash. Reductions in discretionary spending and infrastructure costs, including a reduction in workforce, temporary reduction in salaries and certain benefits for all employees, and voluntary reductions in compensation by the Board of Directors, the Chief Executive Officer and other members of senior management, have resulted in a significant reduction in planned operating expenses and capital expenditures. As a result of these cost reduction initiatives, in the second quarter and the first six months of 2020, the Company realized savings in operating expenses of $36.4 million (22.5%) and $50.2 million (15.2%), respectively, as compared to the comparative periods in 2019. The Company also implemented other programs to maximize cash and liquidity, including proactive programs to reduce inventory combined with the suspension of open market stock repurchases and the Company’s quarterly dividend. In addition, in May 2020, the Company successfully issued $258.8 million of convertible senior notes, with net proceeds to the Company of approximately $218 million after deducting the cost of capped call transactions and other transaction costs.
The Company’s earnings per share for the second quarter and first six months of 2020 resulted in losses per share of $1.78 and $1.47, respectively, compared to diluted earnings per share of $0.30 and $0.81 in the comparative respective periods of 2019. Excluding the impairment loss and the impact of other one-time charges discussed in more detail below, on a non-GAAP basis, the Company’s earnings per share were $0.06 and $0.38 in the second quarter and first six months of 2020, respectively, compared to non-GAAP earnings per share of $0.37 and $0.99 in the respective comparative periods of 2019. The Company is pleased that it was able to achieve positive non-GAAP earnings despite the global challenges caused by COVID-19.
Looking ahead, the impact of the COVID-19 pandemic on the Company’s business in the short-term and long-term remains unclear. The Company believes it has taken the necessary steps to mitigate the impacts from the pandemic on its business and to sustain its business through this crisis by reducing costs and enhancing its liquidity in order to be well positioned, both operationally and financially, in the short and long-term. The Company remains hopeful for an end to the pandemic and is encouraged that its golf and outdoor lifestyle businesses support an active and healthy way of life that is compatible with a world of social distancing.
Three-Month Periods Ended June 30, 2020 and 2019
Net sales for the second quarter of 2020 decreased $149.7 million (33.5%) to $297.0 million compared to $446.7 million in the second quarter of 2019. This decline was due to the continued negative impact of the COVID-19 pandemic on the Company's golf equipment and soft goods businesses during the second quarter of 2020, resulting from the temporary closure of all non-essential businesses as mandated by government authorities. Net sales decreased in all product categories and across all major geographic regions. By sales channel, the Company's wholesale and retail businesses had the largest decline in sales, despite the reopening of the retail sector in certain regions during the second quarter. This decline was partially offset by an improvement in the Company's e-commerce business, which increased significantly compared to the second quarter of 2019. By operating segment, net sales of Golf Equipment decreased $82.4 million or 28.2% to $209.9 million, and net sales of Apparel, Gear and Other decreased $67.3 million or 43.6%, both compared to the second quarter in 2019. Fluctuations in foreign currencies had an unfavorable impact on net sales of $2.3 million in the second quarter of 2020.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended June 30,		Decline
	2020	2019	Dollars	Percent
Net sales:
Golf Equipment	$209.9	$292.3	$(82.4)	-28.2%
Apparel, Gear and Other	87.1	154.4	(67.3)	-43.6%
	$297.0	$446.7	$(149.7)	-33.5%
For further discussion of each operating segment’s results, see "Operating Segment Results for the Three Months Ended
June 30, 2020 and 2019 below.
Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Decline		Constant Currency Decline vs. 2019
	2020	2019	Dollars	Percent	Percent
Net sales:
United States	$171.7	$247.4	$(75.7)	-30.5%	-30.5%
Europe	50.1	81.6	(31.5)	-38.6%	-37.5%
Japan	24.6	55.7	(31.1)	-55.8%	-56.8%
Rest of World	50.6	62.0	(11.4)	-18.4%	-15.3%
	$297.0	$446.7	$(149.7)	-33.5%	-33.0%
Net sales in the United States decreased $75.7 million (30.5%) to $171.7 million during the second quarter of 2020 compared to $247.4 million in the second quarter of 2019. The Company’s sales in regions outside of the United States decreased $74.0 million (37.1%) to $125.3 million during the second quarter of 2020 compared to $199.3 million in the second quarter of 2019. Foreign currency fluctuations had an unfavorable impact of $2.3 million on net sales during the second quarter of 2020 relative to the same period in the prior year. The general decrease in net sales by region was primarily due to the continued business disruption caused by the COVID-19 pandemic.
Gross profit decreased $84.8 million (41.0%) to $122.1 million in the second quarter of 2020 compared to $206.8 million in the second quarter of 2019. Gross profit as a percentage of net sales ("gross margin") decreased 520 basis points to 41.1% in the second quarter of 2020 compared to 46.3% in the second quarter of 2019. The decline in gross margin was primarily due to (i) a decrease in net sales and business challenges caused by COVID-19; (ii) the negative impact of fixed costs on a lower sales base caused by the temporary shut-down of the Company's distribution centers and manufacturing facilities as a result of COVID-19; (iii) an unfavorable shift in sales mix due to a decrease in higher margin retail sales resulting from temporary store closures, combined with an increase in sales of lower margin products, including packaged sets, entry level golf balls and pre-owned product as a result of an increase in new and returning golfers; and (iv) an increase in U.S. tariffs on imports from China. These declines were partially offset by a higher mix of e-commerce sales, which have higher gross margins.
For further discussion of gross margin, see "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Operating Segment Results for the Three Months Ended June 30, 2020 and 2019—Segment Profitability" below.
Selling expenses decreased $32.9 million to $80.2 million (27.0% of net sales) in the second quarter of 2020 compared to $113.1 million (25.3% of net sales) in the second quarter of 2019. This 29.1% decrease was primarily due to the Company's planned reduction in operating expenses in response to the adverse effect on the Company's business caused by COVID-19 resulting in a $19.5 million decline in marketing and tour expenses, a $7.7 million decline in employee costs, including severance charges of $1.3 million due to workforce reductions in the second quarter of 2020, and a $2.2 million decline in travel and entertainment expenses, as well as an overall decline in variable expenses.
General and administrative expenses declined $0.4 million to $35.0 million (11.8% of net sales) in the second quarter of 2020 compared to $35.4 million (7.9% of net sales) in the second quarter of 2019. This decrease was primarily due to a $3.5 million decline in employee costs, net of severance charges of $0.5 million, as a result of the Company's planned cost reduction initiatives during the second quarter of 2020, which resulted in a reduction in workforce, a temporary reduction in salaries and certain benefits, and a decrease in accrued incentive compensation expense. In addition, travel and entertainment decreased $1.0 million due to travel restrictions caused by the COVID-19 pandemic. The Company's results for the second quarter of 2020 also benefited from a $1.4 million reduction in non-recurring costs, primarily related to acquisition and business integration costs incurred in the second quarter of 2019. These decreases were partially offset by an increase in legal and bad debt expense.
Research and development expenses decreased $3.1 million to $10.0 million (3.4% of net sales) in the second quarter of 2020 compared to $13.1 million (2.9% of net sales) in the second quarter of 2019, primarily due to a $1.8 million decline in employee costs, net of severance charges of $0.6 million, as a result of the Company's planned cost reduction initiatives during the second quarter of 2020, which resulted in a reduction in workforce, a temporary reduction in salaries and certain benefits, and a decrease in accrued incentive compensation expense. In addition, travel and entertainment decreased $0.3 million due to travel restrictions caused by the COVID-19 pandemic.
Due to the significant business disruption and macro-economic impact of COVID-19 on the Company's financial results, the Company performed a quantitative assessment of its goodwill and non-amortizing intangible assets during the second quarter of 2020 resulting in an impairment charge of $174.3 million (see Note 9 "Goodwill and Intangible Assets to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q).
Interest expense increased by $1.5 million to $12.3 million in the second quarter of 2020 compared to $10.7 million in the second quarter of 2019 primarily due to an increase in the Company's net debt position due to the issuance of $258.8 million in convertible notes in May 2020. See Note 6 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q).
Other income increased by $12.8 million to $14.0 million in the second quarter of 2020 compared to other income of $1.2 million in the second quarter of 2019, primarily due to an $11.0 million gain recognized in the second quarter of 2020 related to a discontinued cash flow hedge, combined with a decline in net foreign currency losses from non-designated foreign currency hedging contracts in the second quarter of 2020 compared to the second quarter of 2019.
The Company’s provision for income taxes decreased by $15.1 million to a $7.9 million benefit in the second quarter of 2020, compared to a provision of $7.2 million in the second quarter of 2019. As a percent of pre-tax income (loss), the Company’s income tax rate decreased to 4.5% in the second quarter of 2020 compared to 20.0% in the second quarter of 2019. This decrease was primarily due to the impairment charge recorded during the second quarter of 2020 to write down certain Jack Wolfskin goodwill and intangible assets to their estimated fair values, combined with an overall reduction in pre-tax earnings in the second quarter of 2020 compared to the second quarter of 2019. For further discussion see Note 13 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net income for the second quarter of 2020 decreased $196.6 million to a net loss of $167.7 million compared to net income of $28.9 million in the second quarter of 2019. Diluted earnings per share decreased $2.08 to a loss per share of $1.78 in the second quarter of 2020 compared to earnings per share of $0.30 in the second quarter of 2019.

On a non-GAAP basis, excluding the after-tax loss from the impairment of the Jack Wolfskin goodwill and certain other intangible assets, after-tax non-cash intangible amortization expenses related to the Jack Wolfskin, TravisMathew and OGIO acquisitions, non-cash amortization expense of the discount on the convertible notes issued in May 2020, other non-recurring charges and acquisition and transition costs related to Jack Wolfskin, the Company's net income and diluted earnings per share for the three months ended June 30, 2020 would have been $5.3 million and $0.06, respectively, compared to net income of $35.1 million and diluted earnings per share of $0.37 for the comparative period in 2019. The decrease in non-GAAP earnings in 2020 was primarily due the business disruptions and challenges caused by the COVID-19 pandemic in the second quarter of 2020, which resulted in a significant decline in net sales and operating income compared to the second quarter of 2019, partially offset by the Company's planned cost reduction initiatives combined with an increase in foreign currency hedging gains.
The table below presents a reconciliation of the Company's as-reported results for the three months ended June 30, 2020 and 2019 to the Company's non-GAAP results reported above for the same periods (in millions, except per share information).

	Three Months Ended June 30, 2020
	As Reported	Non-Cash Intangible Amortization and Impairment Charges(1)	Non-Cash Amortization of Discount on Convertible Notes(2)	Other Non-Recurring Charges(3)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	$(167.7)	$(167.3)	$(1.2)	$(4.5)	$5.3

Diluted earnings (loss) per share	$(1.78)	$(1.78)	$(0.01)	$(0.05)	$0.06
Weighted-average shares outstanding	94.1	94.1	94.1	94.1	94.1

	Three Months Ended June 30, 2019
	As Reported	Non-Cash Intangible Amortization Expense(1)	Acquisition and Transition Costs(4)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	$28.9	$(5.0)	$(1.2)	$35.1

Diluted earnings (loss) per share	$0.30	$(0.05)	$(0.02)	$0.37
Weighted-average shares outstanding	95.9	95.9	95.9	95.9

(1)
Includes the non-cash amortization expense of intangible assets in connection with the acquisitions of Jack Wolfskin, TravisMathew and OGIO. In addition, the three months ended June 30, 2020 includes the recognition of a $174.3 million impairment of the Jack Wolfskin goodwill and trade name, and the three months ended June 30, 2019 includes the amortization of the inventory valuation step-up in connection with the Jack Wolfskin acquisition.

(2)	Represents the non-cash amortization of the discount on the convertible notes issued in May 2020.

(3)
Other non-recurring charges primarily include redundant costs associated with the Company's transition of its North America distribution center to a new facility, severance charges associated with workforce reductions due to the COVID-19 pandemic, and the recognition of a deferred gain from a cash flow hedge that was discontinued in the second quarter of 2020.

(4)	Represents non-recurring costs associated with the acquisition of Jack Wolfskin completed in January 2019.
Operating Segment Results for the Three Months Ended June 30, 2020 and 2019
Golf Equipment
Golf Equipment net sales decreased $82.4 million to $209.9 million in the second quarter of 2020 compared to $292.3 million in the second quarter of 2019 due to a $67.7 million (30.3%) decline in golf club sales and a $14.7 million (21.4%) decline in golf ball sales. These decreases were due to the continued business disruptions and challenges caused by the COVID-19 pandemic during the second quarter of 2020, which had an adverse impact on the Company's wholesale business.

This was slightly offset by an improvement in the Company's e-commerce business, which increased significantly compared to the second quarter of 2019.
Net sales information for the Golf Equipment operating segment by product category is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Decline
	2020	2019	Dollars	Percent
Net sales:
Golf Clubs	$156.0	$223.7	$(67.7)	-30.3%
Golf Balls	53.9	68.6	(14.7)	-21.4%
	$209.9	$292.3	$(82.4)	-28.2%
The $67.7 million (30.3%) decrease in net sales of golf clubs to $156.0 million for the quarter ended June 30, 2020, compared to $223.7 million in the comparable period in 2019, was primarily due to a decline in sales volume and average selling prices across all product categories. The decline in sales volume was due to the temporary closure of many of the Company's retail partner locations as a result of the COVID-19 pandemic. The decline in average selling prices was primarily due to the current year launch of the Mavrik line of drivers and irons, which have a lower average selling price compared to the Epic Flash drivers and Apex irons launched in 2019, combined with a shift in sales mix of lower priced pre-owned products.
Net sales of golf balls decreased $14.7 million (21.4%) to $53.9 million for the quarter ended June 30, 2020 compared to $68.6 million in the comparable period in 2019 primarily due to a decline in sales volume due to the temporary closure of many of the Company's retail partner locations as a result of the COVID-19 pandemic, in addition to a decline in average selling prices due to a shift in sales mix to lower priced golf balls as a result of supply constraints of premium golf balls. This was due to the temporary shut-down of the golf ball manufacturing facility in the United States caused by COVID-19 mandates.
Apparel, Gear and Other
Net sales of Apparel, Gear and Other decreased $67.3 million to $87.1 million in the second quarter of 2020 compared to $154.4 million in the second quarter of 2019 due to a $36.9 million (50.4%) decrease in apparel sales and a $30.4 million (37.4%) decrease in sales of gear, accessories and other. These decreases were due to the temporary closure of many of the Company's wholesale and direct retail locations as a result of the COVID-19 pandemic during the first half of 2020. This decline was slightly offset by an improvement in the Company's e-commerce business during the second quarter of 2020, which increased significantly compared to the second quarter of 2019.
Net sales information for the Apparel, Gear and Other operating segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Decline
	2020	2019	Dollars	Percent
Net sales:
Apparel	$36.3	$73.2	$(36.9)	-50.4%
Gear, Accessories, & Other	50.8	81.2	(30.4)	-37.4%
	$87.1	$154.4	$(67.3)	-43.6%
Net sales of apparel decreased $36.9 million (50.4%) to $36.3 million in the second quarter of 2020 compared to the second quarter of 2019, due to a decline in sales across all apparel brands as a result of the continued business challenges caused by the COVID-19 pandemic during the second quarter of 2020.
Net sales of gear, accessories and other decreased $30.4 million (37.4%) to $50.8 million for the second quarter of 2020 compared to $81.2 million in the second quarter of 2019 due to the continued business challenges caused by the COVID-19 pandemic during the second quarter of 2020.

Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Decline
	2020	2019	Dollars	Percent
Income before income taxes:
Golf Equipment	$29.2	$55.7	$(26.5)	-47.6%
Apparel, Gear and Other	(11.7)	11.3	(23.0)	-203.5%
Reconciling items(1)	(193.1)	(30.9)	(162.2)	524.9%
	$(175.6)	$36.1	$(211.7)	-586.4%

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The $162.2 million increase in reconciling items in the second quarter of 2020 compared to the second quarter of 2019 was primarily due to the recognition of a $174.3 million impairment of the Jack Wolfskin goodwill and trade name (see Note 9 "Goodwill and Intangible Assets" to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q), partially offset by an $11.0 million gain that was recognized in the second quarter of 2020 related to a discontinued cash flow hedge.

Pre-tax income from the Golf Equipment operating segment decreased $26.5 million (47.6%) to $29.2 million in the second quarter of 2020 from $55.7 million in the second quarter of 2019. This decrease was primarily due to a $49.5 million decrease in gross profit (a decline of 520 basis points in gross margin), partially offset by a $23.1 million decrease in operating expenses. The decline in gross margin was primarily due to (i) lower sales and the negative impact of fixed costs on a lower sales base caused by the temporary shut-down of the Company's distribution centers and manufacturing facilities for a significant portion of the second quarter in 2020 as a result of COVID-19; (ii) an increase in sales of lower margin products, including packaged sets, entry level golf balls and pre-owned product as a result of an increase in new and returning golfers; and (iii) an increase in U.S. tariffs on imports from China. These decreases were partially offset by a higher mix of e-commerce sales, which have higher gross margins. The decline in operating expenses was primarily due to decreases in marketing expenses and employee costs resulting from the Company's planned cost reduction initiatives in response to the COVID-19 pandemic.
Pre-tax income in the Company's Apparel, Gear and Other operating segment decreased $23.0 million (203.5%) to a pre-tax loss of $11.7 million in the second quarter of 2020 compared to pre-tax income of $11.3 million in the second quarter of 2019. This decrease was primarily due to a $37.2 million decrease in gross profit (a decline of 480 basis points in gross margin), partially offset by a $14.2 million decrease in operating expenses. The decline in gross margin was primarily due to (i) lower sales and the negative impact of fixed costs on a lower sales base caused by the temporary shut-down of the Company's distribution centers and retail locations as a result to the COVID-19 pandemic; and (ii) an unfavorable shift in sales mix due to a decrease in higher margin retail sales resulting from temporary store closures. These decreases were partially offset by a higher mix of e-commerce sales, which have higher gross margins. The decline in operating expenses was primarily due to decreases in marketing expenses and employee costs resulting from the Company's planned cost reduction initiatives in response to the COVID-19 pandemic.
Six-Month Period Ended June 30, 2020 and 2019
Net sales for the six months ended June 30, 2020 decreased $223.6 million (23.2%) to $739.3 million compared to $962.9 million for the six months ended June 30, 2019. This decline was due to the negative impact of the COVID-19 pandemic on the Company's golf equipment and soft goods businesses during the first half of 2020 resulting from the temporary closure of all non-essential businesses as mandated by government authorities. These business disruptions mostly began late in the first quarter of 2020 and continued during the second quarter of 2020. Net sales decreased in all product categories and across all major geographic regions. By sales channel, the Company's wholesale and retail businesses had the largest decline in sales, despite the limited reopening of the retail sector later in the second quarter in most regions. This decline was partially offset by an improvement in the Company's e-commerce business, which increased compared to the same period in 2019. By operating segment, in the first six months of 2020, net sales of Golf Equipment decreased $114.4 million or 18.6% to $501.6 million, and net sales of Apparel, Gear and Other decreased $109.2 million or 31.5%, both compared to the first six months in 2019. Fluctuations in foreign currencies had an unfavorable impact on net sales of $6.1 million in the first six months of 2020.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Six Months Ended June 30,		Decline
	2020	2019	Dollars	Percent
Net sales:
Golf Equipment	$501.6	$616.0	$(114.4)	-18.6%
Apparel, Gear and Other	237.7	346.9	(109.2)	-31.5%
	$739.3	$962.9	$(223.6)	-23.2%

For further discussion of each operating segment’s results, see below “Operating Segment Results for the Six Months Ended June 30, 2020 and 2019.”
Net sales information by region is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Decline		Constant Currency Decline vs. 2019
	2020	2019	Dollars	Percent	Percent
Net sales:
United States	$389.2	$496.4	$(107.2)	-21.6%	-21.6%
Europe	146.8	208.2	(61.4)	-29.5%	-27.8%
Japan	102.0	128.9	(26.9)	-20.9%	-22.0%
Rest of World	101.3	129.4	(28.1)	-21.7%	-18.6%
	$739.3	$962.9	$(223.6)	-23.2%	-22.6%

Net sales in the United States decreased $107.2 million (21.6%) to $389.2 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Net sales in regions outside of the United States decreased $116.4 million (25.0%) to $350.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Fluctuations in foreign currencies had an unfavorable impact on international net sales of $6.1 million in the first half of 2020 relative to the same period in the prior year. The general decrease in net sales by region was primarily due to the business disruption caused by the COVID-19 pandemic.
Gross profit decreased $127.5 million (28.6%) to $317.7 million for the six months ended June 30, 2020 compared to $445.3 million in the same period of 2019. Gross profit as a percentage of net sales ("gross margin") decreased 320 basis points to 43.0% in the first half of 2020 compared to 46.2% in the first half of 2019. The decline in gross margin was primarily due to (i) a decrease in net sales and business challenges caused by COVID-19; (ii) the negative impact of fixed costs on a lower sales base caused by the temporary shut-down of the Company's distribution centers and manufacturing facilities as a result of COVID-19; (iii) an unfavorable shift in sales mix due to a decrease in higher margin retail sales resulting from temporary store closures, combined with an increase in sales of lower margin products, including packaged sets, entry level golf balls and pre-owned product as a result of an increase in new and returning golfers; and (iv) an increase in U.S. tariffs on imports from China. These declines were partially offset by a higher mix of e-commerce sales, which have higher gross margins. In addition, gross margin in the first half of 2020 benefited from a reduction in non-recurring expenses related to non-cash purchase accounting adjustments recognized in 2019 related to the Jack Wolfskin acquisition, offset by warehouse consolidation costs incurred in 2020. For further discussion of gross margin, see above "Results of Operations—Overview of Business and Seasonality—Cost of Sales" and see below "Operating Segments Results for the Six Months Ended June 30, 2020 and 2019—Segment Profitability."
Selling expenses decreased by $41.2 million to $191.2 million (25.9% of net sales) during the six months ended June 30, 2020 compared to $232.4 million (24.1% of net sales) in the comparable period of 2019. This 17.7% decrease was primarily due to the Company's planned reduction in operating expenses in response to the adverse effect on the Company's business caused by COVID-19 resulting in a $28.2 million decline in marketing and tour expenses, a $7.3 million decline in employee costs, which includes severance charges of $1.3 million due to workforce reductions in the second quarter of 2020, and a $2.9 million decline in travel and entertainment expenses, as well as an overall decline in variable expenses.
General and administrative expenses decreased by $6.6 million to $65.7 million (8.9% of net sales) during the six months ended June 30, 2020 compared to $72.4 million (7.5% of net sales) in the comparable period of 2019. This 9.1% decrease was primarily due to a $5.9 million decline in employee costs, net of severance charges of $0.5 million, as a result of the Company's planned cost reduction initiatives during the first half of 2020, which resulted in a reduction in workforce, a temporary reduction in salaries and certain benefits, and a decrease in accrued incentive compensation expense. The Company's results for the first six months of 2020 also benefited from a $5.9 million reduction in non-recurring costs, primarily related to the acquisition and business integration costs incurred in the first six months of 2019. These decreases were partially offset by an increase in legal and bad debt expense.
Research and development expenses decreased by $2.4 million to $23.3 million (3.1% of net sales) during the six months ended June 30, 2020 compared to $25.6 million (2.7% of net sales) in the comparable period of 2019, primarily due to a $1.8 million decline in employee costs, net of severance charges of $0.6 million, and a $0.6 million decline in travel and entertainment resulting from the Company's planned cost reduction initiatives during the first half of 2020.
Due to the significant business disruption and macro-economic impact of COVID-19 on the Company's financial results, the Company performed a quantitative assessment of its goodwill and non-amortizing intangible assets during the second quarter of 2020 resulting in an impairment charge of $174.3 million (see Note 9 "Goodwill and Intangible Assets to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q).
Interest expense increased by $0.9 million to $21.5 million during the six months ended June 30, 2020 compared to $20.6 million in the comparable period of 2019, primarily due to an increase in the Company's net debt position due to the issuance of $258.8 million in convertible notes in May 2020 (see Note 6 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q).
Other income (expense) increased to other income of $20.5 million during the six months ended June 30, 2020 compared to other expense of $0.8 million in the comparable period of 2019 due to $11.0 million in gains recognized in June 2020 on discontinued cash flow hedges, in addition to a $9.6 million increase in net gains on non-designated foreign currency contracts.
The Company’s provision for income taxes decreased $15.6 million to $1.2 million for the six months ended June 30, 2020, compared to $16.8 million in the comparable period of 2019. As a percent of pre-tax income (loss), the Company's effective tax rate in the first six months of 2020 decreased to 4.5% compared to 20.0% in the comparable period of 2019. This decrease was primarily due to the impairment charge recorded during the second quarter of 2020 to write down certain goodwill and intangible assets to their estimated fair values, combined with an overall reduction in pre-tax earnings in the first six months of 2020 compared to the same period in 2019. For further discussion see Note 13 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net income (loss) for the six months ended June 30, 2020 decreased $216.4 million to a loss of $138.8 million compared to income of $77.6 million in the comparable period of 2019. Diluted earnings (loss) per share decreased $2.28 to a loss per share of $1.47 in the first six months of 2020 compared to earnings per share of $0.81 in the same period in 2019.
On a non-GAAP basis, excluding the after-tax loss from the impairment of the Jack Wolfskin goodwill and certain other intangible assets, after-tax non-cash acquisition amortization expenses related to the Jack Wolfskin, TravisMathew and OGIO acquisitions, non-cash amortization expense of the discount on the convertible notes issued in May 2020, other non-recurring charges and acquisition and transition costs related to Jack Wolfskin, the Company's net income and diluted earnings per share for the six months ended June 30, 2020 would have been $27.8 million and $0.29 per share, respectively, compared to $95.6 million and $0.99 per share for the comparative period in 2019. The decreased non-GAAP earnings in 2020 was primarily due the business disruptions and challenges caused by the COVID-19 pandemic during the first half of 2020, which resulted in a significant decline in net sales and operating income compared to the same period in 2019, partially offset by the Company's planned cost reduction initiatives combined with an increase in foreign currency hedging gains.

The table below presents a reconciliation of the Company's as-reported results for the six months ended June 30, 2020 and 2019 to the Company's non-GAAP results reported above for the same periods (in millions, except per share information).

	Six Months Ended June 30, 2020
	GAAP	Non-Cash Acquisition Amortization and Impairment Charges(1)	Non-Cash Amortization of Discount on Convertible Notes(2)	Other Non-Recurring Charges(3)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	($138.8)	($168.2)	($1.2)	$2.8	$27.8
Diluted earnings (loss) per share	($1.47)	($1.78)	($0.01)	$0.03	$0.29
Weighted-average shares outstanding	94.2	94.2	94.2	94.2	94.2

	Six Months Ended June 30, 2019
	GAAP	Non-Cash Purchase Accounting Adjustments and Acquisition Amortization(1)	Acquisition and Transition Expenses(4)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	$77.6	($10.1)	($7.9)	$95.6
Diluted earnings (loss) per share	$0.81	($0.10)	($0.08)	$0.99
Weighted-average shares outstanding	96.2	96.2	96.2	96.2

(1)
Includes the non-cash amortization expense of intangible assets in connection with the acquisitions of Jack Wolfskin, TravisMathew and OGIO. In addition, the six months ended June 30, 2020 includes the recognition of a $174.3 million impairment of the Jack Wolfskin goodwill and trade name, and the six months ended June 30, 2019 includes the amortization of the inventory valuation step-up in connection with the Jack Wolfskin acquisition.

(2)	Represents the non-cash amortization of the discount on the convertible notes issued in May 2020.

(3)
Other non-recurring charges primarily include redundant costs associated with the Company's transition of its North America distribution center to a new facility, severance charges associated with workforce reductions due to the COVID-19 pandemic, and the recognition of a deferred gain from a cash flow hedge that was discontinued in the second quarter of 2020.

(4)
Represents non-recurring transaction fees and transition costs associated with the acquisition of Jack Wolfskin completed in January 2019, as well as other non-recurring advisory fees, and a net loss from the remeasurement of a foreign currency forward contract in connection with the acquisition of Jack Wolfskin.

Operating Segment Results for the Six Months Ended June 30, 2020 and 2019
Golf Equipment
Golf equipment sales decreased $114.4 million (18.6%) to $501.6 million for the six-months ended June 30, 2020 compared to $323.6 million for the same period in 2019 as a result of decreases of $78.3 million (16.1%) in golf club sales and $36.1 million (27.7%) in golf ball sales. These decreases were due to the business disruptions and challenges caused by the COVID-19 pandemic during the first half of 2020, which had an adverse impact on the Company's wholesale business. This was slightly offset by an improvement in the Company's e-commerce business, which increased significantly compared to 2019.

Net sales information for the Golf Equipment operating segment by product category is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Decline
	2020	2019	Dollars	Percent
Net sales:
Golf Clubs	$407.3	$485.6	$(78.3)	-16.1%
Golf Balls	94.3	130.4	(36.1)	-27.7%
	$501.6	$616.0	$(114.4)	-18.6%
Net sales of golf clubs decreased $78.3 million (16.1%) to $407.3 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to a decline in sales volume and average selling prices. The decline in sales volume was due to the temporary closure of many of the Company's retail partner locations as a result of the COVID-19 pandemic. The decline in average selling prices was primarily due to the current year launch of the Mavrik line of drivers and irons, which have a lower average selling price compared to the Epic Flash drivers and Apex irons launched in 2019, combined with a shift in sales mix of lower margin pre-owned products.
Net sales of golf balls decreased $36.1 million (27.7%) to $94.3 million for the six months ended June 30, 2020 compared to the same period in the prior year due to a decline in sales volume and average selling prices. The decline in sales volume was due to the temporary closure of many of the Company's retail partner locations as a result of the COVID-19 pandemic. The decline in average selling prices was due to a shift in sales mix to lower priced golf balls as a result of supply constraints of premium golf balls due to the temporary shut-down of the golf ball manufacturing facility in the United States caused by COVID-19 mandates.
Apparel, Gear and Other
Apparel, Gear and Other sales decreased $109.2 million to $237.7 million in the six months ended June 30, 2020 compared to $346.9 million for the same period in 2019 due to a $55.8 million (32.9%) decrease in apparel sales and a $53.4 million (30.1%) decrease in gear, accessories and other sales. These decreases were due to the temporary closure of many of the Company's wholesale and direct retail locations as a result of the COVID-19 pandemic during the first half of 2020. This decline was slightly offset by an improvement in the Company's e-commerce business in the first half of 2020, which increased significantly compared to same period in 2019.
Net sales information for the Apparel, Gear and Other segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Decline
	2020	2019	Dollars	Percent
Net sales:
Apparel	$113.6	$169.4	$(55.8)	-32.9%
Gear, Accessories, & Other	124.1	177.5	(53.4)	-30.1%
	$237.7	$346.9	$(109.2)	-31.5%
Net sales of apparel decreased $55.8 million (32.9%) to $113.6 million for the six months ended June 30, 2020 compared to the same period of the prior year due to a decline in sales across all apparel brands as a result of the business challenges caused by the COVID-19 pandemic during the first six months of 2020.
Net sales of gear, accessories and other decreased $53.4 million (30.1%) to $124.1 million for the six months ended June 30, 2020 compared to the same period in the prior year due to the business challenges caused by the COVID-19 pandemic during the first six month of 2020.

Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth/(Decline)
	2020	2019	Dollars	Percent
Income before income taxes:
Golf Equipment	$87.8	$125.7	$(37.9)	-30.2%
Apparel, Gear and Other	(15.5)	34.0	(49.5)	-145.6%
Reconciling items(1)	(209.9)	(65.5)	(144.4)	220.5%
	$(137.6)	$94.2	$(231.8)	-246.1%

(1)
Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The $144.4 million increase in reconciling items in the first half of 2020 compared to the same period in 2019 was primarily due to the recognition of a $174.3 million impairment of the Jack Wolfskin goodwill and trade name (see Note 9 "Goodwill and Intangible Assets to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q). This increase was partially offset by a $11.0 million gain that was recognized in the six months ended June 30, 2020 related to a discontinued cash flow hedge, combined with a foreign currency forward loss of $3.9 million that was recognized in the six months ended June 30, 2019 on a forward contract to mitigate the risk of foreign currency fluctuations on the acquisition of Jack Wolfskin, in addition to $10.7 million of amortization expense recognized in the six months ended June 30, 2019 related to the inventory valuation step-up from the Jack Wolfskin acquisition.

Pre-tax income from the Golf Equipment operating segment decreased $37.9 million (30.2%) to $87.8 million for the six months ended June 30, 2020 from $125.7 million in the comparable period in the prior year. This decrease was primarily due to a $69.8 million decrease in gross profit (a decline of 300 basis points in gross margin), partially offset by a $31.9 million decrease in operating expenses. The decline in gross margin was largely due to (i) lower sales and the negative impact of fixed costs on a lower sales base caused by the temporary shut-down of the Company's distribution centers and manufacturing facilities as a result of COVID-19; (ii) an increase in sales of lower margin products, including packaged sets, entry level golf balls and pre-owned product as a result of an increase in new and returning golfers; and (iii) an increase in U.S. tariffs on imports from China. These decreases were partially offset by a higher mix of e-commerce sales, which have higher gross margins. The decrease in operating expenses was primarily due to decreases in marketing expenses and employee costs resulting from cost reduction initiatives in response to the decline in sales period over period.
Pre-tax income from the Apparel, Gear and Other operating segment decreased $49.5 million (145.6%) to a pre-tax loss of $15.5 million for the six months ended June 30, 2020 from pre-tax income of $34.0 million for the comparable period in the prior year. This decrease was primarily due to a $63.8 million decrease in gross profit (a decline of 530 basis points in gross margin), partially offset by a $14.3 million decrease in operating expenses. The decline in gross margin was primarily due to lower sales and the negative impact of fixed costs on a lower sales base caused by the temporary shut-down of the Company's distribution centers and retail locations as a result to the COVID-19 pandemic. These declines were partially offset by a higher mix of e-commerce sales, which have higher gross margins. The decrease in operating expenses was primarily due to decreases in marketing expenses and employee costs resulting from cost reduction initiatives in response to the decline in sales period over period.
Financial Condition
The Company’s cash and cash equivalents increased $57.8 million to $164.4 million at June 30, 2020 from $106.7 million at December 31, 2019, primarily due to proceeds of $258.8 million from Convertible Notes issued in May of 2020, partially offset by a decline in net income period over period due to the adverse effects of the COVID-19 pandemic on the Company's business during the first half of 2020. During the first six months of 2020, the Company used its cash and cash equivalents combined with the proceeds from the issuance of the Convertible Notes to fund its operations, repay $89.0 million of amounts outstanding under its credit facilities, fund capital expenditures of $25.1 million, primarily in its golf ball manufacturing plant to increase capacity and improve its manufacturing capabilities and repurchase shares of its common stock for $22.0 million. In addition, in connection with the Convertible Notes, the Company paid a premium of $31.8 million for capped call transactions, which are expected to generally reduce the potential dilution to the Company’s common stock upon any conversion of the notes. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities, combined with borrowings under its current and future credit facilities as well as from other available sources of capital, as deemed necessary. See Note 6 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-Q for further information on the Company's credit facilities and the Term Loan Facility.
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company’s Golf Equipment business, the accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. The Company's Apparel, Gear and Other Accounts receivable balances are expected to be higher during the second half of the year due to the seasonal nature of the Jack Wolfskin business, with a significant portion of its products geared toward the fall/winter season. As of June 30, 2020, the Company’s net accounts receivable increased to $214.0 million from $140.5 million as of December 31, 2019. This increase reflects the general seasonality of the Company's business. The Company’s net accounts receivable as of June 30, 2020 decreased $49.6 million compared to June 30, 2019 primarily due to a decrease in net sales of $149.7 million (33.5%) in the second quarter of 2020 compared to the second quarter of 2019 due to the continued business disruptions and challenges caused by the COVID-19 pandemic in 2020.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company's Golf Equipment business, the buildup of inventory levels generally begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Apparel, Gear and Other inventory levels start to build in the second quarter and continues into the third and fourth quarters due to the seasonal nature of the Company's Jack Wolfskin business, as many products are geared toward the fall/winter season. The Company’s inventory decreased to $379.2 million as of June 30, 2020 compared to $456.6 million as of December 31, 2019. This decrease reflects the general seasonality of the Company's business. The Company’s inventory as of June 30, 2020 increased by $18.7 million compared to the Company's inventory as of June 30, 2019 primarily due to higher inventory levels resulting from lower sales in the first half of 2020 due to the business disruptions and challenges caused by the COVID-19 pandemic.
Liquidity and Capital Resources
The Company’s principal sources of liquidity consist of its existing cash balances, funds expected to be generated from operations and its credit facilities. In addition, in May 2020, the Company issued an aggregate principal amount of $258.8 million of Convertible Notes due in 2026. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations in 2020, combined with proceeds from the Convertible Notes as well as from current and projected availability under its current or future credit facilities, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, required debt repayments and contractual obligations and commercial commitments for at least the next 12 months from the issuance of this Form 10-Q. The Company also received in early May proceeds from its convertible note offering discussed below, which will also significantly increase the Company’s liquidity.
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, primarily the future economic impact from the COVID-19 pandemic, demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019, in addition to updates to the Risk Factors concerning the negative impact of the COVID-19 pandemic on the Company's business contained in Part II, Item 1A of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and on this Form 10-Q). Given the uncertain duration of the COVID-19-related impact, the Company has proactively taken actions to significantly reduce costs, maximize liquidity and conserve cash for as long as may be required in light of current conditions. Through the end of the second quarter of 2020, the Company achieved significant savings in planned reductions in operating expenses and capital expenditures by reducing discretionary spending and infrastructure costs on a worldwide basis, which included a reduction in workforce and a temporary reduction in salaries and certain benefits, in addition to voluntary reductions in compensation by the Board of Directors, the Chief Executive Officer and other members of senior management. As of June 30, 2020, the Company had $483.1 million in cash and availability under its credit facilities.

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
As of June 30, 2020, approximately 66% of the Company's cash was held in regions outside of the United States. Due to changes enacted by the Tax Act in December 2017, incremental U.S. federal income tax is no longer a consideration if the Company were to repatriate cash to the United States outside of settling intercompany balances. However, if the Company were to repatriate such cash, it may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against the Company's U.S. tax liability, if any. Additionally, the Company may need to pay certain state income taxes. The Company continues to maintain its indefinite reinvestment assertion with respect to most jurisdictions in which it operates because of local cash requirements to operate its business.
Other Significant Cash and Contractual Obligations
The table set forth below summarizes certain significant cash obligations as of June 30, 2020 that will affect the Company’s future liquidity.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Term Loan Facility(1)	$444.0	$2.4	$9.6	$9.6	$422.4
Interest on Term Loan Facility	114.5	21.3	41.9	41.0	10.3
Convertible Notes(2)	258.8	—	—	—	258.8
Equipment Notes(3)	26.7	6.2	11.8	6.1	2.6
Interest on Equipment Notes	1.9	0.7	0.8	0.3	0.1
ABL Facility	27.8	27.8	—	—	—
Japan ABL Facility	27.8	27.8	—	—	—
Finance leases, including imputed interest(4)	1.1	0.4	0.5	0.2	—
Operating leases, including imputed interest(5)	262.8	20.4	65.4	49.4	127.6
Unconditional purchase obligations(6)	77.1	45.2	29.4	2.5	—
Uncertain tax contingencies(7)	7.5	0.5	1.0	1.1	4.9
Other long term liabilities	7.9	0.4	0.9	0.9	5.7
Total	$1,257.9	$153.1	$161.3	$111.1	$832.4

(1)	In January 2019, to fund the purchase price of the Jack Wolfskin acquisition, the Company entered into a Credit Agreement.

(2)
which provides for a Term Loan B facility in an aggregate principal of $480.0 million, which was issued less $9.6 million in original issue discount and other transaction fees. As of June 30, 2020, the Company had $444.0 million outstanding under the Term Loan Facility, which is offset by unamortized debt issuance costs of $14.8 million as presented on the Company's consolidated condensed balance sheet as of June 30, 2020. For further discussion, see Note 6 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(3)
In May 2020, the Company issued $258.8 million of 2.75% Convertibles Notes, which mature on May 1, 2026 unless earlier redeemed or repurchased by the Company or converted. As of June 30, 2020, the Company had $177.8 million outstanding under the Convertible Notes, net of unamortized debt issuance costs of $5.9 million and debt discount of $75.0 million, as presented on the Company's Consolidated Condensed Balance Sheet as of June 30, 2020. For further discussion, see Note 6 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(4)
In connection with the Company's investment initiatives to improve its manufacturing capabilities at its golf ball manufacturing facility in Chicopee, Massachusetts, the Company entered into a series of long-term financing agreements (the "Equipment

Notes") between 2017 and 2020 that are secured by certain equipment at this facility. As of June 30, 2020, the Company had a combined $26.8 million outstanding under these Equipment Notes. For further discussion, see Note 6 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(5)
Amounts represent future minimum payments under financing leases. At June 30, 2020, finance lease liabilities of $0.5 million were recorded in accounts payable and accrued expenses and $0.5 million were recorded in other long-term liabilities in the accompanying consolidated condensed balance sheets. For further discussion, see Note 2 "Leases" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(6)
The Company leases certain manufacturing facilities, distribution centers, warehouses, office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases. At June 30, 2020, short-term and long-term operating lease liabilities of $28.8 million and $172.1 million, respectively, were recorded in the accompanying consolidated condensed balance sheets. For further discussion, see Note 2 "Leases" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(7)
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

(8)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of June 30, 2020. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 13 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company has also issued guarantees in the form of a standby letter of credit primarily as security for contingent liabilities under certain workers’ compensation insurance policies.
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three and six months ended June 30, 2020 was not material to the Company’s financial position, results of operations or cash flows.
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

Capital Expenditures
The Company does not currently have any material commitments for capital expenditures. Previously, the Company announced it would invest an estimated $55.0 million in capital expenditures in 2020. Due to the COVID-19 pandemic, the Company is taking actions to significantly reduce costs, including reductions in capital expenditures. As such, the Company revised its estimate of capital expenditures to be in the range of approximately $35.0 million to $40.0 million for the year ending December 31, 2020.
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
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2020 through its foreign currency forward contracts.
At June 30, 2020, the estimated maximum loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $18.7 million. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 6 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. The Company's long-term borrowing commitments are subject to interest rate fluctuations, which could be material to the Company's cash flows and results of operations. In order to mitigate this risk, the Company enters into interest rate hedges as part of its interest rate risk management strategy. Information about the Company's interest rate hedges is provided in Note 17 "Derivatives and Hedging" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on the Company's cash flows and result of operations, the Company performed a sensitivity analysis as part of its risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $1.4 million over the 12-month period ending on June 30, 2020.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2020, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
Certain Factors Affecting Callaway Golf Company
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019, as updated in Part II, Item 1A of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock. There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2019 and the Form 10-Q for the quarter ended March 31, 2020 with respect to the Risk Factors, other than the addition of the Risk Factor below.

The COVID-19 pandemic has had and is expected to continue to have a material and adverse effect on our business, financial condition and results of operations.
The outbreak of COVID-19 has created considerable instability and disruption in the U.S. and world economies. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19, including travel restrictions, “stay-at home” orders and “social distancing” measures and business shutdowns. These measures have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets. In particular, the COVID-19 pandemic has caused significant disruption in our supply and distribution chains for our golf equipment, apparel and other products sold globally, and resulted in temporary closures of our corporate offices and retail stores around the world. A majority of our employees in the United States and Europe are continuing to work from home. Additionally, the COVID-19 pandemic has resulted in the cancellation of golf tournaments, closures of golf courses and a significant decrease in demand for consumer products, including our golf equipment, apparel and other products.
Especially in light of the rising cases of COVID-19 in the United States and worldwide, we are unable to accurately predict the impact that the COVID-19 pandemic and the resulting disruptions will have on our operations going forward due to the currently unknowable duration, scope and severity of the COVID-19 pandemic. Also, we are unable to accurately predict the impact of the ongoing governmental regulations that have been imposed or new regulations that may be imposed in response to the pandemic. To date, such disruptions have resulted in, among other things, production delays and closures of our manufacturing facilities, retail locations and warehouses, any or all of which could materially and adversely affect our supply and distribution chains and ability to manage our operations. We have also experience staffing shortages as a result of remote working requirements or otherwise. We have been impacted, and expect to continue to be impacted by, the instability and disruption in global economic and market conditions, and the related decreases in customer demand and spending. To the extent that third parties on whom we rely for revenue, including, among others, our customers and licensees, are negatively impacted by COVID-19, such third parties may be unwilling or unable to make payments otherwise due to us on a timely basis, or at all. In the event of a nonpayment, default or bankruptcy by such third party, our cash flows may be adversely impacted, we may incur costs in protecting our contractual rights, and we may be unable to recognize the revenue that we otherwise expected to receive from such third party.
Although we have taken actions to significantly reduce costs, maximize liquidity and strengthen our operating and financial position, there can be no assurance that such actions will be able to counteract the global economic impacts of the COVID-19 pandemic. If we continue to experience a decline in revenues or adjusted EBITDA due to COVID-19, we may have difficulty paying interest and principal amounts due on our existing credit facilities or other indebtedness and meeting certain of the financial covenants contained in such credit facilities. Also, if additional financing is required to operate our business, such financing may not be available to us on acceptable terms, or at all. While it is premature to predict the ultimate impact of these developments, we expect our results in the near-term and beyond will be adversely impacted in a significant manner. Furthermore, when conditions return to a more normal state, we may experience difficulties efficiently ramping up our operations to pre-COVID-19 levels in an effective manner.
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
The following table summarizes the purchases by the Company during the second quarter of 2020 under the 2019 Repurchase Program. These repurchases represent the number of shares the Company withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended June 30, 2020
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value that May Yet Be Purchased Under the Program
	(in thousands, except per share data)
April 1, 2020-April 30, 2020	1	$9.58	1	$77,379
May 1, 2020-May 31, 2020	—	$—	—	$77,379
June 1, 2020-June 30, 2020	1	$15.38	1	$77,369
Total	2	$12.79	2	$77,369

(1)	The Company has suspended the 2019 Repurchase Program. The Company has the ability to resume purchases if it deems circumstances warrant it.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None

Item 5.    Other Information
None.

Item 6.    Exhibits

3.1
Certificate of Amendment to the Certificate of Incorporation of Callaway Golf Company, incorporated herein by this reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Commission on May 14, 2020 (file no. 1-10962).

3.2
Certificate of Change of Registered Agent and/or Registered Office, incorporated herein by this reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the Commission on May 14, 2020 (file no. 1-10962).

3.3
Restated Certificate of Incorporation of Callaway Golf Company, incorporated herein by this reference to Exhibit 3.3 to the Company's Current Report on Form 8-K, as filed with the Commission on May 14, 2020 (file no. 1-10962).

3.4
Seventh Amended and Restated Bylaws of Callaway Golf Company, incorporated herein by this reference to Exhibit 3.4 to the Company's Current Report on Form 8-K, as filed with the Commission on May 14, 2020 (file no. 1-10962)

4.1
Indenture, dated as of May 4, 2020, between Callaway Golf Company and Wilmington Trust, National Association, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-10962).

4.2
Form of 2.75% Convertible Senior Notes due May 1, 2026, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-10962).

10.1
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

10.2
Amendment No. 1, dated as of April 28, 2020, to the Credit Agreement, dated as of January 4, 2019, by and among Callaway Golf Company, Bank of America, N.A., as administrative agent, and the financial institutions party thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 29, 2020 (file no. 1-10962).

10.3
Confirmation of Base Capped Call Transaction, dated April 29, 2020, between Callaway Golf Company and Goldman Sachs & Co. LLC, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-10962).

10.4
Confirmation of Base Capped Call Transaction, dated April 29, 2020, between Callaway Golf Company and Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-10962).

10.5
Confirmation of Base Capped Call Transaction, dated April 29, 2020, between Callaway Golf Company and Morgan Stanley & Co. LLC, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-10962).

10.6
Confirmation of Additional Capped Call Transaction, dated April 30, 2020, between Callaway Golf Company and Goldman Sachs & Co. LLC, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-10962).

10.7
Confirmation of Additional Capped Call Transaction, dated April 30, 2020, between Callaway Golf Company and Bank of America, N.A., incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-10962).

10.8
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
Date: August 7, 2020