Form 10-Q
period 2020-09-30
CALLAWAY GOLF CO
filed 2020-11-09
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2020, the number of shares outstanding of the Registrant’s common stock was 94,179,547.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results, performance, prospects or growth and scale opportunities including, but not limited to, statements relating to future industry and market conditions, the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition and the impact of any measures taken to mitigate the effect of the pandemic, the strength of the Company’s brands, product lines and e-commerce business, geographic diversity, market recovery, availability of capital under the Company’s credit facilities, the capital markets or other sources, the Company’s conservation and cost reduction efforts, future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the expected timing and completion of, and the integration of, the recently announced acquisition of Topgolf International, Inc. ("Topgolf"), the JW Stargazer Holding GmbH ("Jack Wolfskin") acquisition, the related financial impact of the future business and prospects of the Company, TravisMathew, LLC ("TravisMathew"), OGIO International, Inc. ("OGIO"), Jack Wolfskin and Topgolf. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:

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

•
risks and uncertainties related to the Company’s pending merger with Topgolf, including the failure to obtain, or delays in obtaining, required regulatory approval, the risk that such approval may result in the imposition of conditions that could adversely affect the Company or the expected benefits of the proposed transaction, any termination fee that may be payable by Callaway pursuant to the terms of the merger agreement, or the failure to satisfy any of the closing conditions to the proposed transaction on a timely basis or at all;

•
costs, expenses or difficulties related to the merger with Topgolf, including the integration of the Topgolf business, or the failure to realize the expected benefits and synergies of the proposed transaction in the expected timeframes or at all;

•
the potential impact of the announcement, pendency or consummation of the proposed transaction on relationships with the Company’s and/or Topgolf’s employees, customers, suppliers and other business partners;

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

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of the Company: Alpha Convoy, Apex, Apex Tour, APW, Arm Lock, Backstryke, Big Bertha, Big T, Bird of Prey, Black Series, Bounty Hunter, C Grind, Callaway, Callaway Capital, Callaway Golf, Callaway Media Productions, Callaway Super Hybrid, Callaway X, Capital, Chev, Chev 18, Chevron Device, Chrome Soft, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, Dawn Patrol, Demonstrably Superior And Pleasingly Different, Divine, Double Wide, Eagle, Engage, Epic, Epic Flash, ERC, ERC Soft, Exo, Cage, Fast Tech Mantle, Flash Face Technology, FT Optiforce, FT Performance, FT Tour, Fusion, Fusion Zero, GBB, GBB Epic, Gems, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Grom, Groove, In, Groove Technology, Heavenwood, Hersatility, Hex Aerodynamics, Hex Chrome, HX, Hyper Dry, Hyper-Lite, Hyper Speed Face, Jack Wolfskin, Jailbird, Jailbreak, Kings of Distance, Legacy, Life On Tour, Longer From Everywhere, Luxe, Mack Daddy, Magna, Majestic, MarXman, Mavrik, MD3 Milled, MD4 Tactical, MD5, MD 5 Jaws, Metal-X, Microhinge Face Insert, Microhinge Star, Nanuk, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Works, Ogio, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO ME, OGIO RENEGADE, OGIO SAVAGE, Opti Flex, Opti Grip, Opti Shield, OptiFit, Opti Vent, ORG 14, ORG 15, Paw Print, PRESTIGE 7, ProType, ∙R∙, Red Ball, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shredder, Silencer, SLED, SoftFast, Solaire,

Speed Regime, Speed Step, Steelhead XR, Steelhead, Strata, Stroke Lab, Stronomic, Sub Zero, Superhot, Supersoft, SureOut, TM, Tank, Tank Cruiser, Tech Series, Teron, Texapore, Toe Up, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, TravisMathew TM logo, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Versa, VFT, W Grind, Warbird, Weather Series, Wedgeducation, White Hot, White Hot Tour, White Ice, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, X-ACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series, XR, XR 16, XSPANN, Xtra Traction Technology, XTT, 2-Ball.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$286,656	$106,666
Accounts receivable, net	239,650	140,455
Inventories	324,852	456,639
Income taxes receivable	7,321	9,919
Other current assets	66,667	75,671
Total current assets	925,146	789,350
Property, plant and equipment, net	145,758	132,760
Operating lease right-of-use assets, net	186,721	160,098
Intangible assets, net	474,973	493,423
Goodwill	56,041	203,743
Deferred taxes, net	51,872	73,948
Investment in golf-related venture	111,442	90,134
Other assets	14,355	17,092
Total assets	$1,966,308	$1,960,548
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$245,053	$276,300
Accrued employee compensation and benefits	33,522	46,891
Asset-based credit facilities	30,235	144,580
Accrued warranty expense	9,640	9,636
Operating lease liabilities, short-term	28,011	26,418
Current portion of long-term debt	14,623	7,317
Income taxes payable	10,326	12,104
Total current liabilities	371,410	523,246
Long-term liabilities:
Operating lease liabilities, long-term	170,732	137,696
Long-term debt (Note 6)	651,011	443,259
Income tax liability	7,456	7,264
Deferred taxes, net	60,636	73,483
Other long-term liabilities	16,529	8,247
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 95,648,648 shares issued at both September 30, 2020 and December 31, 2019, respectively	956	956
Additional paid-in capital	344,425	323,600
Retained earnings	400,805	489,382
Accumulated other comprehensive loss	(31,323)	(22,422)
Less: Common stock held in treasury, at cost, 1,469,101 and 1,450,875 shares at September 30, 2020 and December 31, 2019, respectively	(26,329)	(24,163)
Total shareholders’ equity	688,534	767,353
Total liabilities and shareholders’ equity	$1,966,308	$1,960,548

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$475,559	$426,217	$1,214,831	$1,389,122
Cost of sales	274,826	234,828	696,369	752,483
Gross profit	200,733	191,389	518,462	636,639
Operating expenses:
Selling expense	93,855	101,984	285,082	334,418
General and administrative expense	33,230	36,378	98,972	108,739
Research and development expense	10,139	12,538	33,399	38,158
Goodwill and trade name impairment	—	—	174,269	—
Total operating expenses	137,224	150,900	591,722	481,315
Income (loss) from operations	63,509	40,489	(73,260)	155,324
Interest income	178	94	396	759
Interest expense	(12,905)	(9,639)	(34,401)	(30,203)
Other income, net	7,010	2,232	27,487	1,459
Income (loss) before income taxes	57,792	33,176	(79,778)	127,339
Income tax provision	5,360	2,128	6,580	18,892
Net income (loss)	52,432	31,048	(86,358)	108,447
Less: Net loss attributable to non-controlling interest	—	—	—	(179)
Net income (loss) attributable to Callaway Golf Company	$52,432	$31,048	$(86,358)	$108,626

Earnings (loss) per common share:
Basic	$0.56	$0.33	$(0.92)	$1.15
Diluted	$0.54	$0.32	$(0.92)	$1.13
Weighted-average common shares outstanding:
Basic	94,171	94,100	94,207	94,284
Diluted	96,612	96,287	94,207	96,197

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$52,432	$31,048	$(86,358)	$108,447
Other comprehensive income:
Change in derivative instruments	(593)	661	(14,635)	(8,080)
Foreign currency translation adjustments	9,128	(17,083)	2,347	(18,740)
Comprehensive income (loss), before income tax on other comprehensive income items	60,967	14,626	(98,646)	81,627
Income tax (provision) benefit on derivative instruments	(66)	(666)	3,387	822
Comprehensive income (loss)	60,901	13,960	(95,259)	82,449
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	(339)
Comprehensive income (loss) attributable to Callaway Golf Company	$60,901	$13,960	$(95,259)	$82,788

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(86,358)	$108,447
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,668	25,471
Lease amortization expense	24,293	23,615
Amortization of debt issuance costs	3,024	2,428
Debt discount amortization	3,857	—
Inventory step-up on acquisition	—	10,703
Impairment loss	174,269	—
Deferred taxes, net	(117)	8,407
Non-cash share-based compensation	8,066	9,476
Loss on disposal of long-lived assets	297	649
Gain on conversion of note receivable	(1,252)	—
Unrealized net (gains) losses on hedging instruments	(8,899)	999
Change in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(96,344)	(123,560)
Inventories	135,976	71,246
Other assets	11,097	3,547
Accounts payable and accrued expenses	(40,042)	(37,392)
Accrued employee compensation and benefits	(13,252)	(5,558)
Accrued warranty expense	4	412
Change in operating leases, net	(21,181)	(22,463)
Income taxes receivable/payable, net	43	(11,573)
Other liabilities	402	(1,001)
Net cash provided by operating activities	122,551	63,853
Cash flows from investing activities:
Capital expenditures	(30,911)	(36,843)
Investments in golf related ventures	(19,999)	—
Acquisitions, net of cash acquired	—	(463,105)
Proceeds from sales of property and equipment	8	43
Net cash used in investing activities	(50,902)	(499,905)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	258,750	—
Proceeds from issuance of long-term debt	37,728	493,167
Premium paid for capped call confirmations	(31,775)	—
Debt issuance cost	(9,143)	(19,088)
(Repayments of) proceeds from credit facilities, net	(114,345)	70,411
Repayments of long-term debt	(8,203)	(34,298)
Repayments of financing leases	(530)	(583)
Exercise of stock options	130	—
Dividends paid, net	(1,891)	(2,834)
Acquisition of treasury stock	(22,143)	(27,505)
Purchase of non-controlling interest	—	(18,538)
Net cash provided by financing activities	108,578	460,732
Effect of exchange rate changes on cash and cash equivalents	(237)	(445)
Net increase in cash and cash equivalents	179,990	24,235
Cash and cash equivalents at beginning of period	106,666	63,981
Cash and cash equivalents at end of period	$286,656	$88,216
Supplemental disclosures:
Cash paid for income taxes, net	$2,935	$14,874
Cash paid for interest and fees	$23,704	$25,184
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$19,609	$19,613
Accrued capital expenditures at period-end	$777	$2,283
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2020	95,649	$956	$341,615	$348,376	$(39,792)	(1,485)	$(26,607)	$624,548
Acquisition of treasury stock	—	—	—	—	—	(10)	(190)	(190)
Compensatory awards released from restriction	—	—	(466)	—	—	26	466	—
Share-based compensation	—	—	3,272	—	—	—	—	3,272
Stock dividends	—	—	1	(3)	—	—	2	—
Equity adjustment from foreign currency translation	—	—	—	—	9,128	—	—	9,128
Change in fair value of derivative instruments, net of tax	—	—	—	—	(659)	—	—	(659)
Equity component of convertible notes, net of issuance costs and tax	—	—	3	—	—	—	—	3
Net income	—	—	—	52,432	—	—	—	52,432
Balance at September 30, 2020	95,649	$956	$344,425	$400,805	$(31,323)	(1,469)	$(26,329)	$688,534

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	95,649	$956	$323,600	$489,382	$(22,422)	(1,451)	$(24,163)	$767,353
Adoption of accounting standard	—	—	—	(289)	—	—	—	(289)
Acquisition of treasury stock	—	—	—	—	—	(1,178)	(22,143)	(22,143)
Exercise of stock options	—	—	(203)	—	—	20	333	130
Compensatory awards released from restriction	—	—	(19,609)	—	—	1,138	19,609	—
Share-based compensation	—	—	8,066	—	—	—	—	8,066
Stock dividends	—	—	4	(39)	—	2	35	—
Cash dividends ($0.01 per share)	—	—	—	(1,891)	—	—	—	(1,891)
Equity adjustment from foreign currency translation	—	—	—	—	2,347	—	—	2,347
Change in fair value of derivative instruments, net of tax	—	—	—	—	(11,248)	—	—	(11,248)
Equity component of convertible notes, net of issuance costs and tax	—	—	57,080	—	—	—	—	57,080
Premiums paid for capped call transactions, net of tax	—	—	(24,513)	—	—	—	—	(24,513)
Net loss	—	—	—	(86,358)	—	—	—	(86,358)
Balance at September 30, 2020	95,649	$956	$344,425	$400,805	$(31,323)	(1,469)	$(26,329)	$688,534

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2019	95,649	$956	$319,579	$489,445	$(22,271)	(1,555)	$(25,773)	$761,936
Acquisition of treasury stock	—	—	—	—	—	(7)	(111)	(111)
Compensatory awards released from restriction	—	—	(309)	—	—	19	309	—
Share-based compensation	—	—	2,512	—	—	—	—	2,512
Stock dividends	—	—	—	(1)	—	—	1	—
Cash dividends ($0.01 per share)	—	—	—	(941)	—	—	—	(941)
Equity adjustment from foreign currency translation	—	—	—	—	(17,083)	—	—	(17,083)
Change in fair value of derivative instruments	—	—	—	—	(5)	—	—	(5)
Net Income	—	—	—	31,048	—	—	—	31,048
Balance at September 30, 2019	95,649	$956	$321,782	$519,551	$(39,359)	(1,543)	$(25,574)	$777,356

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non- Controlling Interest
	Shares	Amount				Shares	Amount			Total
Balance at December 31, 2018	95,649	$956	$341,241	$413,799	$(13,700)	(1,138)	$(17,722)	$724,574	$9,734	$734,308
Acquisition of treasury stock	—	—	—	—	—	(1,662)	(27,505)	(27,505)	—	(27,505)
Compensatory awards released from restriction	—	—	(19,613)	—	—	872	19,613	—	—	—
Share-based compensation	—	—	9,476	—	—	—	—	9,476	—	9,476
Stock dividends		—	—	(40)	—	385	40	—	—	—
Cash dividends ($0.01 per share)	—	—	—	(2,834)	—	—	—	(2,834)	—	(2,834)
Equity adjustment from foreign currency translation	—	—	—	—	(18,401)	—	—	(18,401)	(339)	(18,740)
Change in fair value of derivative instruments	—	—	—	—	(7,258)	—	—	(7,258)	—	(7,258)
Acquisition of non-controlling interest	—	—	(9,322)	—	—	—	—	(9,322)	(9,216)	(18,538)
Net Income	—	—	—	108,626	—	—	—	108,626	(179)	108,447
Balance at September 30, 2019	95,649	$956	$321,782	$519,551	$(39,359)	(1,543)	$(25,574)	$777,356	$—	$777,356

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
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity." This ASU simplifies accounting for convertible instruments, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and also simplifies the diluted earnings per share (EPS) calculation in certain areas. This ASU is effective for public filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements and disclosures.
In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements and disclosures.
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This ASU removes specific exceptions to the general principles in Accounting Standards Codification ("ASC") Topic 740, "Accounting for Income Taxes" ("Topic 740") and simplifies certain U.S. GAAP requirements. ASU 2019-12 is effective for public filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements and disclosures.
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
On January 1, 2020, the Company adopted ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this ASU removed, modified or added to the disclosure requirements for fair value measurements in ASC Topic 820, "Fair Value Measurement." The adoption of this ASU did not have a material impact on the Company's consolidated condensed financial statements and disclosures.

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
In response to the COVID-19 pandemic, the Company received certain rent concessions in the form of deferments and abatements on a few of its operating leases. The Company opted to not modify these leases in accordance with the FASB Staff Q&A-Topic 842 and Topic 840: "Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic" issued in April 2020, and account for these concessions as if they were made under the enforceable rights included in the original agreement. Rent deferments were recorded as a payable and paid at a later negotiated date. Rent abatements were recognized as reductions in rent expense over the periods covered by the abatement period. The Company received rent deferments of $687,000, which were recorded in accounts payable and accrued expenses in the Consolidated Condensed Balance Sheet as of September 30, 2020, and rent abatements of $120,000 and $1,431,000, which were recorded as reductions in rent expense in the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2020, respectively.

Supplemental balance sheet information related to leases is as follows (in thousands):

	Balance Sheet Location	September 30, 2020	December 31, 2019
Operating leases
ROU assets, net	Operating lease ROU assets, net	$186,721	$160,098
Lease liabilities, short-term	Operating lease liabilities, short-term	$28,011	$26,418
Lease liabilities, long-term	Operating lease liabilities, long-term	$170,732	$137,696

Finance Leases
ROU assets, net,	Other assets	$930	$1,263
Lease liabilities, short-term	Accounts payable and accrued expenses	$271	$589
Lease liabilities, long-term	Long-term other	$493	$558

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$10,458	$8,758	$31,759	$28,357
Financing lease costs:
Amortization of right-of-use assets	185	180	505	657
Interest on lease liabilities	9	14	31	69
Total financing lease costs	194	194	536	726
Variable lease costs	590	1,091	2,473	3,277
Total lease costs	$11,242	$10,043	$34,768	$32,360

Other information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
Supplemental Cash Flows Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,122	$29,783
Operating cash flows from finance leases	$31	$69
Financing cash flows from finance leases	$530	$583

Lease liabilities arising from new ROU assets:
Operating leases	$54,678	$8,819
Finance leases	$131	$172

	September 30, 2020	December 31, 2019
Weighted average remaining lease term (years):
Operating leases	10.0	10.4
Finance leases	3.1	2.8

Weighted average discount rate:
Operating leases	5.4%	5.7%
Finance leases	3.5%	4.2%

Future minimum lease obligations as of September 30, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$10,644	$89
2021	36,073	274
2022	31,426	234
2023	27,259	124
2024	23,591	51
Thereafter	130,615	31
Total future lease payments	259,608	803
Less: imputed interest	60,865	39
Total	$198,743	$764

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
The Company has two operating and reportable segments, namely the Golf Equipment operating segment and the Apparel, Gear and Other operating segment. The following table presents the Company's revenue disaggregated by major product category and operating and reportable segment (in thousands):

	Operating and Reportable Segments
	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Golf Equipment	Apparel, Gear & Other	Total	Golf Equipment	Apparel, Gear & Other	Total
Major product category:
Golf Clubs	$209,356	$—	$209,356	$168,005	$—	$168,005
Golf Balls	57,921	—	57,921	42,497	—	42,497
Apparel	—	125,609	125,609	—	139,998	139,998
Gear, Accessories & Other	—	82,673	82,673	—	75,717	75,717
	$267,277	$208,282	$475,559	$210,502	$215,715	$426,217

	Operating and Reportable Segments
	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Golf Equipment	Apparel, Gear & Other	Total	Golf Equipment	Apparel, Gear & Other	Total
Major product category:
Golf Clubs	$616,620	$—	$616,620	$653,531	$—	$653,531
Golf Balls	152,261	—	152,261	172,943	—	172,943
Apparel	—	239,201	239,201	—	309,439	309,439
Gear, Accessories & Other	—	206,749	206,749	—	253,209	253,209
	$768,881	$445,950	$1,214,831	$826,474	$562,648	$1,389,122

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
The following table presents information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Major Geographic Region:
United States	$214,619	$161,631	$603,836	$658,051
Europe	134,680	133,351	281,473	341,594
Japan	56,530	64,176	158,517	193,080
Rest of World	69,730	67,059	171,005	196,397
	$475,559	$426,217	$1,214,831	$1,389,122

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
Royalty Income
Royalty income is recognized over time in net sales as underlying product sales occur, subject to certain minimum royalties, in accordance with the related licensing arrangements. Royalty income is included in the Company's Apparel, Gear and Other operating segment. Total royalty income for the three months ended September 30, 2020 and 2019 was $5,849,000 and $5,466,000, respectively, and $14,946,000 and $15,611,000 for the nine months ended September 30, 2020 and 2019, respectively.
Gift Cards
Revenues from gift cards are deferred and recognized when the cards are redeemed. The Company’s gift cards have no expiration date. The Company recognizes revenue from unredeemed gift cards, otherwise known as breakage, when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company uses this historical redemption rate to recognize breakage on unredeemed gift cards over the redemption period. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. As of September 30, 2020 and December 31, 2019, the Company's deferred revenue liability for gift cards was $2,046,000 and $2,190,000, respectively. During the three months ended September 30, 2020 and 2019, the Company recognized $795,000 and $528,000 of deferred gift card revenue, respectively, and $1,825,000 and $1,515,000 during the nine months ended September 30, 2020 and 2019, respectively.
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
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product's life cycle of approximately two years, and price concessions or price reductions are generally offered at the end of the product's life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to net sales using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates and adjusts the rate as deemed necessary in order to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate during the three and nine months ended September 30, 2020 and 2019. Historically, the Company's actual amount of variable consideration related to these sales programs has not been materially different from its estimates.
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
Note 4. Estimated Credit Losses
The Company's trade accounts receivable are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses, as well as reserves related to product returns and sales programs as described in Note 3. Under ASC Topic 326, the “expected credit loss” model replaces the “incurred loss” model and requires consideration of a broader range of information to estimate expected credit losses over the life of the asset. The Company's prior methodology for estimating credit losses on trade accounts receivable did not differ significantly from the new requirements of ASC 326. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. An estimate of credit losses for the remaining customers in the aggregate is based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customers' financial condition, all of which are subject to change. Additionally, the Company’s monitoring activities now consider future reasonable and supportable forecasts of economic conditions to adjust all general reserve percentages as necessary. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined, based on current information, that the estimate of credit losses as of September 30, 2020 was not significantly impacted.
Actual uncollected amounts have historically been consistent with the Company’s expectations. The Company's payment terms on its receivables from customers are generally 60 days or less.
The following table provides a reconciliation of the activity related to the Company’s allowance for estimated credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$8,944	$5,499	$5,992	$5,610
Adjustment due to the adoption of Topic 326	—	—	289	—
Provision for credit losses	(1,340)	778	2,292	920
Write-off of uncollectible amounts, net of recoveries	(258)	(155)	(1,227)	(408)
Ending balance	$7,346	$6,122	$7,346	$6,122

Note 5. Business Combinations

Acquisition of JW Stargazer Holding GmbH
In January 2019, the Company completed the acquisition of JW Stargazer Holding GmbH, the owner of the international, premium outdoor apparel, gear and accessories brand, Jack Wolfskin, for €457,394,000 (including cash acquired of €50,984,000) or approximately $521,201,000 (including cash acquired of $58,096,000) (using the exchange rate in effect on the acquisition date), subject to working capital adjustments. The Company financed the acquisition with a Term Loan B facility in the aggregate principal amount of $480,000,000 (see Note 6). Jack Wolfskin designs premium outdoor apparel, gear and accessories targeted at the active outdoor and urban outdoor customer categories. This acquisition further enhanced the Company's lifestyle category and provided a platform for future growth in the active outdoor and urban outdoor categories, which the Company believes are complementary to its portfolio of brands and product capabilities. In addition, the Company realized synergies with respect to supply chain operations as well as warehousing and distribution activities.
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
In connection with the acquisition, during the year ended December 31, 2019, the Company recognized transaction costs of approximately $9,987,000, of which $6,326,000 was recognized in general and administrative expenses during the nine months ended September 30, 2019. There were no transaction costs incurred during the three months ended September 30, 2019, or in the three and nine months ended September 30, 2020. In addition, the Company recorded a loss of $3,215,000 in other income (expense) in the first quarter of 2019 upon the settlement of a foreign currency forward contract to mitigate the risk of foreign currency fluctuations on the purchase price, which was denominated in Euros (EUR). The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation (in thousands):

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

Proposed Acquisition of Topgolf International, Inc.
On October 27, 2020, the Company entered into a definitive agreement to acquire Topgolf in an all-stock transaction, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Topgolf and 51 Steps, Inc., a Delaware corporation and wholly-owned subsidiary of Callaway (“Merger Sub”). The Merger Agreement provides that, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Company will acquire Topgolf by way of a merger of Merger Sub with and into Topgolf, with Topgolf surviving as a wholly-owned subsidiary of Callaway (the “Merger”).
The Company currently estimates that it will issue approximately 90,000,000 shares of its common stock to the stockholders of Topgolf (excluding the Company) for 100% of the outstanding equity of Topgolf, using an exchange ratio based on an equity value of Topgolf of approximately $1,986,000,000 (or approximately $1,745,000,000 excluding Topgolf shares currently held by the Company) and a price per share of the Company’s common stock fixed at $19.40 per share. The Company currently holds approximately 14.3% of Topgolf's outstanding shares. Upon completion of the Merger, the former Topgolf stockholders (other than the Company) are expected to own approximately 48.5% of the combined company on a fully diluted basis. The Company will also assume certain outstanding Topgolf stock options, which will be converted into options to purchase the Company’s common stock, generally using the same exchange ratio. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $75,000,000. The Merger is expected to close in the first quarter of 2021, subject to shareholder approval and other customary conditions.
In connection with the Merger, the Company will prepare and file a registration statement on Form S-4, in which a proxy statement will be included as a prospectus, to register the Company’s common stock to be issued to Topgolf stockholders in connection with the Merger and solicit the approval of the Company’s stockholders of the issuance of the Company’s common stock that represents more than 20% of the shares of the Company’s common stock outstanding immediately prior to the closing of the Merger to Topgolf stockholders in connection with the Merger, pursuant to the rules and regulations of the New York Stock Exchange.

Topgolf is a leading tech-enabled golf entertainment business, with an innovative platform that comprises its state-of-the-art open-air golf and entertainment venues, revolutionary Toptracer ball-tracking technology and innovative media platform with a differentiated position in eSports. The combined company will benefit from a compelling family of brands with reach across multiple channels including retail, venues, e-commerce and digital communities.
Note 6. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its U.S. and Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of September 30, 2020, the Company had $30,235,000 outstanding under these facilities and $286,656,000 in cash and cash equivalents. As of September 30, 2020, the Company's available liquidity, which is comprised of cash on hand, including cash received from the issuance of Convertible Senior Notes in May 2020, and amounts available under both facilities, after letters of credit and outstanding borrowings, was $636,891,000. As of September 30, 2019, the Company had $110,711,000 outstanding under these facilities, $1,014,000 in outstanding letters of credit, and $88,216,000 in cash and cash equivalents. As of September 30, 2019, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit and outstanding borrowings, was $340,186,000.
U.S. Asset-Based Revolving Credit Facility
In May 2019, the Company amended and restated its primary credit facility (the Fourth Amended and Restated Loan and Security Agreement, as amended in August 2019, March 2020 and April 2020) with Bank of America N.A. and other lenders (the “ABL Facility”), which provides a senior secured asset-based revolving credit facility of up to $400,000,000, comprised of a $260,000,000 U.S. facility, a $70,000,000 German facility, a $25,000,000 Canadian facility and a $45,000,000 United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), certain intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Germany, Canada and the United Kingdom. The real estate and intellectual property components of the borrowing base under the ABL Facility are both amortizing. The amount available for the real estate portion is reduced quarterly over a 15-year period, and the amount available for the intellectual property portion is reduced quarterly over a 3-year period. In connection with entering into the Merger Agreement (see Note 5), on October 27, 2020, the Company amended the ABL Facility to, among other things, permit the consummation of the Merger, designate Topgolf and its subsidiaries as excluded subsidiaries under the ABL Facility and amend certain covenants and other provisions to allow the Company to make certain investments in, and enter into certain transactions with Topgolf. Fees in connection with this amendment will be combined with existing debt origination and amendment fees and amortized over the remaining term of the ABL Facility.
As of September 30, 2020, the Company had $28,813,000 in borrowings outstanding under the ABL Facility. Amounts available under the ABL Facility fluctuate with the general seasonality of the business and increase and decrease with changes in the Company’s inventory and accounts receivable balances. With respect to the Company's Golf Equipment business, inventory balances are generally higher in the fourth and first quarters, primarily to meet demand during the height of the golf season, and accounts receivable are generally higher during the first half of the year when sales are higher. Average outstanding borrowings during the nine months ended September 30, 2020 were $134,838,000, and average amounts available under the ABL Facility during the nine months ended September 30, 2020, after outstanding borrowings and letters of credit, was approximately $208,055,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable in May 2024.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In April 2020, the Company amended the ABL Facility to permit a customary capped call transaction (see "Convertible Senior Notes" below) in connection with the issuance of convertible debt securities by the Company and to permit the Company to incur loans or financial assistance of up to $50,000,000 pursuant to governmental programs enacted due to the COVID-19 pandemic. As of September 30, 2020, the Company had not drawn on these funds. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances.

As of September 30, 2020, the Company was in compliance with all financial covenants of the ABL Facility. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant of at least 1.0 to 1.0 during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below 10% of the maximum facility amount or $40,000,000. The Company’s borrowing base availability was above $40,000,000 during the nine months ended September 30, 2020, and the Company was in compliance with the fixed charge coverage ratio as of September 30, 2020. Had the Company not been in compliance with the fixed charge coverage ratio as of September 30, 2020, the maximum amount of additional indebtedness that could have been outstanding on September 30, 2020 would have been reduced by $40,000,000.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the German, the U.K. and the U.S. borrowing bases, as adjusted. At September 30, 2020 the Company’s trailing 12 month average interest rate applicable to its outstanding loans under the ABL Facility was 3.78%. Additionally, the ABL Facility provides for monthly fees of 0.25% of the unused portion of the ABL Facility.
The fees incurred in connection with the origination and prior amendments of the ABL Facility totaled $3,615,000, which are amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees at September 30, 2020 and December 31, 2019 were $1,834,000 and $2,115,000, respectively, of which $880,000 and $746,000, respectively, were included in other current assets and $954,000 and $1,369,000, respectively, were included in other long-term assets in the accompanying consolidated condensed balance sheets.
Japan ABL Facilities
In January 2018, the Company refinanced the asset-based loan agreement between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFJ, Ltd (the "2018 Japan ABL Facility"), which provides a credit facility of up to 4,000,000,000 Yen (or U.S. $37,932,000, using the exchange rate in effect as of September 30, 2020) over a three-year term, subject to borrowing base availability under the 2018 Japan ABL Facility. The amounts outstanding are secured by certain assets, including eligible inventory and eligible accounts receivable. The Company had 150,000,000 Yen (or U.S. $1,422,000, using the exchange rate in effect as of September 30, 2020) in borrowings outstanding under the 2018 Japan ABL Facility as of September 30, 2020. The 2018 Japan ABL Facility also includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of September 30, 2020, the Company was in compliance with these covenants. The 2018 Japan ABL Facility is subject to an effective interest rate equal to the Tokyo Interbank Offered Rate ("TIBOR") plus 0.80%. The average interest rate under the 2018 Japan ABL Facility during 2020 was 0.87%. The 2018 Japan ABL Facility expires in January 2021.
On July 31, 2019, the Company entered into a one-year asset-based loan facility ("2019 Japan ABL Facility" and collectively with the 2018 Japan ABL Facility, the "Japan ABL Facility") between its subsidiary in Japan and MUFG Bank, Ltd. for 2,000,000,000 Yen, (or approximately U.S. $18,966,000 using the exchange rate in effect as of September 30, 2020). This facility expired on July 30, 2020.
Long-Term Debt
Equipment Notes
In August 2020, the Company entered into two new long-term financing agreements (the "Equipment Notes") with Bank of America N.A. and other lenders in connection with the Company's investment initiatives at its North American Distribution Center in Roanoke, Texas, that are secured by certain equipment at this facility. Additionally, to improve its manufacturing capabilities at its golf ball manufacturing facility in Chicopee, Massachusetts, the Company entered into a series of long-term financing agreements between December 2017 and March 2020, that are secured by certain equipment at these facilities.
As of September 30, 2020 and December 31, 2019, the Company had a combined $33,881,000 and $19,715,000 outstanding under these Equipment Notes, respectively, of which $8,727,000 and $5,107,000 was included in current liabilities, respectively, and $25,154,000 and $14,608,000 was included in long-term debt, respectively, in the accompanying Consolidated Condensed Balance Sheets. The Equipment Notes accrue interest in the range of 2.36% and 3.79%, and have maturity dates between December 2022 and March 2027.

During the three and nine months ended September 30, 2020, the Company recognized interest expense of $247,000 and $624,000, respectively, and during the three and nine months ended September 30, 2019, the Company recognized interest expense of $115,000 and $288,000, respectively.
The Equipment Notes are subject to compliance with the financial covenants in the Company's ABL Facility. As of September 30, 2020, the Company was in compliance with these covenants.
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
As of September 30, 2020 and December 31, 2019, the Company had $442,800,000 and $446,400,000, respectively, outstanding under the Term Loan Facility, of which $4,800,000 is reflected in current liabilities. The amount outstanding as of September 30, 2020 was offset by unamortized debt issuance costs of $14,160,000, of which $2,697,000 was reflected in the short-term portion of the facility, and $11,463,000 was reflected in the long-term portion of the facility in the accompanying consolidated condensed balance sheet. Total interest and amortization expense recognized during the three months ended September 30, 2020 and 2019 was $5,986,000 and $7,902,000, respectively, and $19,681,000 and $24,449,000 during the nine months ended September 30, 2020 and 2019 respectively.
Loans under the Term Loan Facility are subject to interest at a rate per annum equal to either, at the Company's option, the LIBOR rate or the base rate, plus 4.50% or 3.50%, respectively. The Company utilizes an interest rate hedge in order to mitigate the risk of interest rate fluctuations on this facility. See Note 17 for further information on this hedging contract. Principal payments of $1,200,000 are due quarterly, however the Company has the option to prepay any outstanding loan balance in whole or in part without premium or penalty. In addition, as of December 31, 2019, the Term Loan Facility requires excess cash flow payments.
Loans outstanding under this facility are guaranteed by the Company's domestic subsidiaries. The loans and guaranties are secured by substantially all the assets of the Company and guarantors.
The Credit Agreement contains a cross-default provision with respect to any indebtedness of the Company as defined in the Credit Agreement, as well as customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Events of default permitting acceleration under the Credit Agreement include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, certain cross defaults or a change of control. As of September 30, 2020, the Company was in compliance with these covenants.
In connection with the entry into the Merger Agreement (see Note 5), on October 27, 2020, the Company entered into a debt financing commitment letter (the "Debt Commitment Letter") and related fee letters with Bank of America, N.A. and other lenders party to the Debt Commitment Letter (the "Commitment Parties"), to arrange and solicit consents from the Term Lenders to amend the Term Loan Facility to, among other things, permit the consummation of the Merger and certain other transactions contemplated in the Merger Agreement, designate Topgolf and its subsidiaries as unrestricted subsidiaries under the Term Loan Facility, which excludes them from certain requirements, covenants and representations, and amend certain covenants and other provisions to allow the Company to make certain investments in, and enter into certain transactions with Topgolf. In the event the Company cannot obtain the aforementioned consents from the Term Lenders, the Commitment Parties committed to arrange and provide the Company with a secured term loan facility for $442,800,000 on terms substantially similar to the Term Loan Facility, as proposed to be modified by the Term Loan Amendment, and including certain other changes.

Japan Term Loan Facility
In August 2020, the Company entered into a new five-year Term Loan facility (the "2020 Japan Term Loan Facility") between its subsidiary in Japan and Sumitomo Mitsui Banking Corporation (“SMBC”) for 2,000,000,000 Yen (or approximately U.S. $18,966,000 using the exchange rate in effect as of September 30, 2020). The 2020 Japan Term Loan Facility is due in August 2025.
As of September 30, 2020, the Company had 2,000,000,000 Yen (or approximately U.S. $18,966,000 using the exchange rate in effect as of September 30, 2020) outstanding, of which 400,000,000 Yen (or approximately U.S. $3,793,000 using the exchange rate in effect as of September 30, 2020) is reflected in current liabilities in the accompanying consolidated balance sheet. Total interest expense recognized during the three months ended September 30, 2020 was 2,031,000 Yen (or approximately U.S. $19,000 using the exchange rate in effect as of September 30, 2020).
Loans under the 2020 Japan Term Loan Facility are subject to a rate per annum to either, at the Company’s option, SMBC TIBOR or TIBOR plus 80 basis points. Principal payments of 100,000,000 Yen (or approximately U.S. $948,000 using the exchange rate in effect as of September 30, 2020) are due quarterly and the facility imposes certain restrictions including covenants to certain financial performance obligations. As of September 30, 2020, the Company was in compliance with these covenants.
Convertible Senior Notes
On May 4, 2020, the Company issued $258,750,000 of 2.75% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 2.75% per annum on the principal amount, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Convertible Notes will mature on May 1, 2026, unless earlier redeemed or repurchased by the Company or converted. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries. As of September 30, 2020, the Company incurred $8,527,000 of cost associated with the issuance of the Convertible Notes, of which $6,005,000 was allocated to the liability component of the Convertible Notes, and $2,522,000 was allocated to the equity conversion feature.
As of September 30, 2020, the net carrying amount of the liability component of the Convertible Notes was $180,458,000, net of unamortized debt issuance costs of $5,698,000 and debt discount of $72,594,000, which will be amortized over the remaining term of approximately 5.6 years. The conversion feature of $76,508,000 and the allocated debt issuance costs of $2,522,000 are recorded as components of shareholders' equity as of September 30, 2020. Upon conversion, the Company has the option to settle the conversion obligation in any combination of cash and shares. The initial conversion rate is 56.7698 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equal to an initial conversion price of $17.62 per share. At September 30, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount.
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
The Convertible Notes will have an impact on the Company’s diluted earnings per share when the average market price of its common stock exceeds the conversion price of $17.62 per share, as the Company intends to settle the principal amount of the Convertible Notes in cash upon conversion. As of September 30, 2020, the average market price of the Company's common stock exceeded the conversion price and, as such, the Company used the treasury stock method to compute the dilutive shares of common stock related to the Convertible Notes for periods the Company reported net income. Upon conversion, there will be no economic dilution from the Convertible Notes until the average market price of the Company’s common stock exceeds the cap price of $27.10 per share, as exercise of the Capped Calls offsets any dilution from the Convertible Notes from the conversion price up to the cap price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.

The following table presents the Company's combined aggregate amount of maturities for its Equipment Notes, Term Loan Facility, the 2020 Japan Term Loan Facility, and the Convertible Notes over the next five years and thereafter as of September 30, 2020. Amounts payable under the Term Loan Facility included below represent the minimum principal repayment obligations. As of September 30, 2020, the Company does not anticipate excess cash flow repayments as defined by the Term Loan Facility.

(in thousands)
Remainder of 2020	$4,312
2021	17,147
2022	17,437
2023	14,721
2024	13,432
Thereafter	691,031
$758,080

Note 7. Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted earnings per common share takes into account the potential dilution that could occur if outstanding securities were exercised. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method in accordance with ASC Topic 260, “Earnings per Share.” Dilutive securities include outstanding stock options, restricted stock units and performance share units granted to employees and non-employee directors (see Note 15), as well as common shares underlying convertible notes (see Note 6).
Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported or in periods when anti-dilution occurs.
The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings (loss) per common share—basic
Net income (loss) attributable to Callaway Golf Company	$52,432	$31,048	$(86,358)	$108,626
Weighted-average common shares outstanding—basic	94,171	94,100	94,207	94,284
Basic earnings (loss) per common share	$0.56	$0.33	$(0.92)	$1.15
Earnings (loss) per common share—diluted
Net income (loss) attributable to Callaway Golf Company	$52,432	$31,048	$(86,358)	$108,626
Weighted-average common shares outstanding—basic	94,171	94,100	94,207	94,284
Convertible notes weighted-average shares outstanding	924	—	—	—
Outstanding options, restricted stock units and performance share units	1,517	2,187	—	1,913
Weighted-average common shares outstanding—diluted	96,612	96,287	94,207	96,197
Diluted earnings (loss) per common share	$0.54	$0.32	$(0.92)	$1.13

In May 2020, the Company issued $258,750,000 of 2.75% Convertible Notes. The Convertible Notes will have an impact on the Company’s diluted earnings per share when the average market price of its common stock exceeds the conversion price of $17.62 per share, as the Company intends to settle the principal amount of the Convertible Notes in cash upon conversion. The Company is required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Convertible Notes for periods the Company reports net income. As of September 30, 2020, the average market price of its common stock exceeded this conversion price per share and as such, the common shares underlying convertible notes were included in the diluted calculation for the three months ended September 30, 2020. For the nine months ended September 30, 2020, the Convertible Notes were anti-dilutive and therefore excluded from the diluted calculation (See Note 6).
For the three months ended September 30, 2020, there were no securities excluded from the calculation of earnings (loss) per common share—diluted. For the nine months ended September 30, 2020, securities outstanding totaling approximately 1,848,000 shares, comprised of stock options, restricted stock units, performance share units, and common shares underlying convertible notes, were excluded from the calculation of earnings (loss) per common share—diluted as they would be anti-dilutive. For the three and nine months ended September 30, 2019, the Company had a nominal number of securities that had an anti-dilutive effect on the calculation of diluted earnings per common share. Such securities were excluded from the calculation.
Note 8. Inventories
Inventories are summarized below (in thousands):

	September 30, 2020	December 31, 2019
Inventories:
Raw materials	$59,031	$76,140
Work-in-process	843	860
Finished goods	264,978	379,639
	$324,852	$456,639

Note 9. Goodwill and Intangible Assets
Goodwill at September 30, 2020 decreased to $56,041,000 from $203,743,000 at December 31, 2019. This $147,702,000 decrease was due to an impairment charge of $148,375,000 recognized in the second quarter of 2020, offset by changes in foreign currency rates period over period. The Company's goodwill is reported in both the Golf Equipment and Apparel, Gear and Other operating segments (see Note 19).
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and non-amortizing intangible assets are subject to an annual impairment test or more frequently when impairment indicators are present. During the second quarter of 2020, the Company performed a qualitative assessment of goodwill impairment indicators, considering macroeconomic conditions related to the COVID-19 pandemic and its potential impact to sales and operating income for the remainder of fiscal 2020 and potentially beyond. As a result, the Company determined that there were indicators of impairment, and proceeded with a quantitative assessment of goodwill for all reporting units during the second quarter.
In performing the second quarter quantitative goodwill impairment testing, the Company prepared valuations of its reporting units using both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. The Company's reporting units are one level below its reportable segment level. In preparing the valuations, past, present and future expectations of performance were considered, including the impact of the COVID-19 pandemic. This methodology was consistent with the approach used to perform the annual quantitative goodwill assessment in prior years. The weighted average cost of capital used in the goodwill impairment testing ranged between 9.0% and 9.25%, which was derived from the financial structures of comparable companies corresponding to the industry of each reporting unit. There is inherent uncertainty associated with key assumptions used in the Company's impairment testing, including the duration of the economic downturn associated with the COVID-19 pandemic and the estimated recovery period. As a result of the second quarter assessment, the Company determined that the fair value for one reporting unit was less than its carrying value, and therefore recognized a goodwill impairment loss of $148,375,000 in the second quarter of 2020. The expected decline in revenue due to the impact of COVID-19 contributed to the lower fair value of the Jack Wolfskin reporting unit, which is included in the Apparel, Gear and Other operating segment. The Company determined that the goodwill relating to its other reporting units was not impaired as the fair value significantly exceeded the carrying value at June 30, 2020. There were no impairment charges recognized during the three months ended September 30, 2020.
In addition, the Company determined that the trade name intangible asset related to Jack Wolfskin was also impaired and recognized an impairment loss of $25,894,000 in the second quarter of 2020. The carrying value of intangible assets after the impairment was $437,546,000 at September 30, 2020. There were no impairment charges recognized during the three months ended September 30, 2020.
The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	September 30, 2020			December 31, 2019
		Gross(1)	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
Trade name, trademark, trade dress and other	NA	$437,546	$—	$437,546	$453,837	$—	$453,837
Amortizing:
Patents	2-16	31,581	31,581	—	31,581	31,581	—
Customer and distributor relationships and other	1-10	55,794	18,367	37,427	53,904	14,318	39,586
Total intangible assets		$524,921	$49,948	$474,973	$539,322	$45,899	$493,423

(1) The gross balance of intangible assets as of September 30, 2020 includes an increase due to the impact of foreign exchange rates of $9,603,000 on the Jack Wolfskin non-amortizing intangible asset, as well as $1,554,000 on the amortizing customer and distributor relationships.
Aggregate amortization expense of intangible assets was approximately $1,321,000 and $1,113,000 for the three months ended September 30, 2020 and 2019, respectively, and $3,714,000 and $3,579,000 for the nine months ended September 30, 2020 and 2019, respectively.
Amortization expense related to intangible assets at September 30, 2020 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2020	$3,586
2021	4,724
2022	4,548
2023	4,409
2024	4,409
Thereafter	15,751
$37,427

Note 10. Joint Venture
The Company had a joint venture in Japan, Callaway Apparel K.K., with its long-time apparel licensee, TSI Groove & Sports Co, Ltd. ("TSI"), for the design, manufacture and distribution of Callaway-branded apparel, footwear and headwear in Japan. In July 2016, the Company contributed $10,556,000, primarily in cash, for a 52% ownership of the joint venture, and TSI contributed $9,744,000, primarily in inventory, for the remaining 48%. In May 2019, the Company entered into a stock purchase agreement with TSI to acquire the remaining shares comprising the 48% ownership in Callaway Apparel K.K. for 2 billion Yen, or approximately $18,538,000 (using the exchange rate in effect on the acquisition date). The purchase was completed as of May 31, 2019 and, pursuant to the stock purchase agreement, the purchase price was paid in August 2019. As of September 30, 2020, the Company owned 100% of this entity and controlled all matters pertaining to its business operations and significant management decisions. Callaway Apparel K.K. is consolidated one month in arrears.
During the three and nine months ended September 30, 2019, the Company recorded a net loss attributable to the non-controlling interest of $0 and $179,000, respectively, in its consolidated condensed statements of operations. As a result of the acquisition, the Company did not recognize net income attributable to non-controlling interests during the three and nine months ended September 30, 2020.

Note 11. Investments
Investment in Topgolf International, Inc.
The Company owns a minority interest of approximately 14.3% in Topgolf, the owner and operator of Topgolf entertainment centers, which ownership consists of common stock and various classes of preferred stock. In connection with this investment, the Company has a preferred partner agreement with Topgolf in which the Company has preferred signage rights, rights as the preferred supplier of golf products used or offered for use at Topgolf facilities at prices no less than those paid by the Company’s customers, preferred retail positioning in Topgolf retail stores, and other rights incidental to those listed above.
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
In May 2020, due to the business disruptions caused by the COVID-19 pandemic, which resulted in the temporary closure of Topgolf facilities worldwide, the Company, in combination with other shareholders of Topgolf, issued Topgolf a note receivable to assist with working capital requirements. The Company's pro rata share of the note receivable was $6,542,000, which was issued net of an original issue discount of 20%. In connection with the Series H financing completed in September 2020, as discussed below, the note receivable was converted into additional shares of Topgolf. While outstanding, the note receivable accrued interest in the range of 5.75% and 5.87%. The note receivable would have matured in February 2026.
In September 2020, the Company invested $14,638,000 in Series H preferred shares of Topgolf as part of a new financing round. In connection with this financing round, the Company also converted the outstanding note receivable and accrued interest of $6,670,000, into additional Series H preferred shares of Topgolf. The series H preferred shares have preference, liquidation, conversion and other rights which differ from the other series of Topgolf preferred and common shares.
The Company's total investment in Topgolf as of September 30, 2020 and December 31, 2019 was $111,442,000 and $90,134,000, respectively. The Company accounts for this investment at cost less impairments in accordance with ASC 2016-01. As of September 30, 2020, the Company has not recorded any impairments with respect to this investment.
On October 27, 2020, the Company entered into the Merger Agreement to acquire Topgolf in an all-stock transaction (see Note 5). At the effective time of the Merger, all preferred shares and common stock of Topgolf held by the Company will be canceled for no consideration. The Merger is expected to close in the first quarter of 2021, subject to shareholder and regulatory approval as well as other customary conditions.
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
The warranty provision for the three and nine months ended September 30, 2020 and September 30, 2019 includes the warranty reserves assumed in connection with the Jack Wolfskin acquisition (see Note 5).

The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$9,779	$10,976	$9,636	$7,610
Provision	2,137	1,494	5,507	6,492
Provision liability assumed from acquisition	—	—	—	2,208
Claims paid/costs incurred	(2,276)	(2,349)	(5,503)	(6,189)
Ending balance	$9,640	$10,121	$9,640	$10,121

Note 13. Income Taxes
The Company calculates its interim income tax provision in accordance with ASC Topic 270, “Interim Reporting,” and ASC Topic 740, “Accounting for Income Taxes.” Historically, the Company calculated the provision for income taxes during the interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three- and nine-month periods ended September 30, 2020. Therefore, a discrete effective tax rate method was used to calculate taxes for the three- and nine-month periods ended September 30, 2020.
In January 2019, the Company acquired Jack Wolfskin for approximately $521,201,000 (including cash acquired of $58,096,000). The Company recorded a deferred tax liability of $88,392,000 related to the intangibles upon acquisition in addition to $11,384,000 deferred tax assets acquired (see Note 5). In the second quarter of 2020, due to a decline in projected revenues caused by the COVID-19 pandemic, the Company recognized an impairment charge of $174,269,000 to write down the goodwill and trade name associated with Jack Wolfskin to its fair value (see Note 9). The impaired goodwill was comprised of book basis over tax basis with no corresponding deferred tax liability. The brand value impairment resulted in the reduction of approximately $7,900,000 of the deferred tax liability previously recorded as part of acquisition accounting.
The realization of deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. Due to the Company’s historical profitability, combined with future projections of profitability, the Company has determined that the majority of its U.S. deferred tax assets are more likely than not to be realized. The valuation allowance on the Company’s U.S. deferred tax assets as of September 30, 2020 primarily relates to state net operating loss carryforwards and credits that the Company estimates it may not be able to utilize in future periods. With respect to Jack Wolfskin and previously existing non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established. The Company has considered the business disruption impacts from the COVID-19 pandemic and determined that this has not impacted the realization of its deferred tax assets. As this is a dynamically evolving business disruption, the Company will continue to evaluate the COVID-19-related impacts on the realization of its deferred tax assets as new information becomes available.
The Company recorded an income tax provision of $5,360,000 and $2,128,000 for the three months ended September 30, 2020 and 2019, respectively. This increase was primarily due to a significant increase in earnings for the third quarter of 2020 compared to the third quarter of 2019 combined with the calculation differences inherent in using a discrete effective rate for the period ended September 30, 2020. As a percentage of pre-tax income, the Company's effective tax rate increased to 9.3% in the third quarter of 2020 compared to 6.4% in the third quarter of 2019, primarily due to changes in the mix of U.S. and foreign earnings and due to calculation differences inherent in using a discrete effective rate for the period ended September 30, 2020. The Company recorded an income tax provision of $6,580,000 and $18,892,000 for the nine months ended September 30, 2020 and 2019, respectively. This decrease was primarily due to a reduction in earnings for the nine months ended September 30, 2020 compared to the same period in 2019.
At September 30, 2020, the gross liability for income taxes associated with uncertain tax positions was $27,823,000. Of this amount, $11,640,000 would benefit the Company’s consolidated condensed financial statements and effective income tax rate if favorably settled. The unrecognized tax liabilities are expected to decrease by approximately $428,000 during the next 12 months. The gross liability for uncertain tax positions increased by $706,000 and $1,830,000 for the three and nine months ended September 30, 2020, respectively, primarily due to increases in tax positions taken during the current quarter.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended September 30, 2020 and 2019, the Company's provision for income taxes includes an expense of $110,000 and $47,000, respectively, and an expense of $163,000 and a benefit of $142,000, for the nine months ended September 30, 2020 and 2019, respectively, related to the recognition of interest and/or penalties. As of September 30, 2020 and December 31, 2019, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $1,833,000 and $1,669,000, respectively.
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
As described in Note 5, on October 27, 2020 the Company entered into a Merger Agreement with Top golf. The Company is currently evaluating if this transaction will cause an ownership change under IRC 382. The Company cannot presently estimate the impact the merger will have on the realizability of its deferred tax assets as the Company lacks sufficient information to make a complete assessment at this time.
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
The minimum obligation that the Company is required to pay as of September 30, 2020 under these agreements is $70,699,000 over the next four years as follows (in thousands):

Remainder of 2020	$36,774
2021	25,229
2022	7,085
2023	1,505
2024	106
$70,699

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
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s consolidated financial statements. The fair value of indemnities, commitments and guarantees that the Company issued as of September 30, 2020 was not material to the Company’s financial position, results of operations or cash flows.

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
Note 15. Share-Based Employee Compensation
As of September 30, 2020, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan"). From time to time, the Company grants stock options, restricted stock units, performance share units, phantom stock units, stock appreciation rights and other awards under these plans.
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
There were no shares underlying restricted stock units granted during the three months ended September 30, 2020 and 2019. During the nine months ended September 30, 2020 and 2019, the Company granted 406,000 and 452,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $17.82 and $15.35 per share, respectively.
Total compensation expense, net of estimated forfeitures, recognized for restricted stock units was $1,907,000 and $1,176,000 for the three months ended September 30, 2020 and 2019, respectively, and $4,884,000 and $4,495,000, for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, the Company had $8,993,000 of total unamortized compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.
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
The Company granted 125,000 and 226,000 shares underlying performance share units during the nine months ended September 30, 2020 and 2019, respectively, at a weighted average grant-date fair value of $19.66 and $15.17 per share, respectively. There were no shares underlying performance share units granted during three months ended September 30, 2020 and 2019. The awards granted during 2020 and 2019 are subject to a three- to five-year performance period provided that (i) if certain first year performance goals are achieved, the participant could earn up to 50% of the three-year target award shares, subject to continued service through the vesting date, and (ii) if certain cumulative first- and second-year performance goals are achieved, the participant could earn up to an aggregate of 80% of the three-year target award shares (which includes any shares earned during the first year), subject to continued service through the vesting date. Based on the Company’s performance, participants earned a minimum of 50% of the target award shares granted in 2019, and 80% of the target award shares granted in 2018, in each case subject to continued service through the vesting date.
During the nine months ended September 30, 2020 and 2019, the Company granted 125,000 and 149,000 shares underlying performance share units subject to total shareholder return requirements, respectively, at a weighted average grant-date fair value of $23.22 and $16.96, respectively. There were no performance share units subject to total shareholder return requirements granted during three months ended September 30, 2020 and 2019.
During the three months ended September 30, 2020 and 2019, the Company recognized total compensation expense, net of estimated forfeitures, for performance-based awards of $1,365,000 and $1,337,000, respectively, and, $3,182,000 and $4,983,000 for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, the Company performed a remeasurement of these awards based on the Company’s most recent financial targets resulting in a reduction to expense. The decrease in expense reflects a decrease in the anticipated degree of achievement against the performance metrics established on performance-based awards as a result of the uncertain future economic impact on the Company's business due to the COVID-19 pandemic. At September 30, 2020, unamortized compensation expense related to these awards was $5,519,000, which is expected to be recognized over a weighted-average period of 1.4 years.

Share-Based Compensation Expense
The table below summarizes the amounts recognized in the financial statements for the three and nine months ended September 30, 2020 and 2019 for share-based compensation, including expense for restricted stock units and performance share units (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Cost of sales	$158	$213	$553	$715
Operating expenses	3,114	2,300	7,513	8,763
Total cost of share-based compensation included in income, before income tax	$3,272	$2,513	$8,066	$9,478

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
The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 17) that are measured at fair value on a recurring basis by the above pricing levels at September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Foreign currency forward contracts—asset position	$2,701	$—	$2,701	$—
Foreign currency forward contracts—liability position	(2,440)	—	(2,440)	—

Interest rate hedge agreements—liability position	(19,505)	—	(19,505)	—
	$(19,244)	$—	$(19,244)	$—
December 31, 2019
Foreign currency forward contracts—asset position	$61	$—	$61	$—
Foreign currency forward contracts—liability position	(766)	—	(766)	—

Cross-currency debt swap agreements—asset position	6,163	—	6,163	—
Cross-currency debt swap agreements—liability position	(25)	—	(25)	—

Interest rate hedge agreements—liability position	(8,894)	—	(8,894)	—
	$(3,461)	$—	$(3,461)	$—

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

Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at September 30, 2020 and December 31, 2019 are categorized within Level 1 of the fair value hierarchy. The table below summarizes information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated condensed balance sheets as of September 30, 2020 and December 31, 2019, as well as the fair value of contingent contracts that represent financial instruments (in thousands).

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility(1)	$442,800	$443,221	$446,400	$450,864
2020 Japan Term Loan Facility(2)	$18,966	$18,966	$—	$—
Convertible Notes(3)	$258,750	$349,561	$—	$—
Primary Asset-Based Revolving Credit Facility(4)	$28,813	$28,813	$114,480	$114,480
Japan ABL Facility(4)	$1,422	$1,422	$30,100	$30,100
Equipment notes(5)	$33,881	$33,881	$19,715	$19,715

(1)	In January 2019, the Company entered into a Term Loan Facility. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 6 for further information.

(2)	In August 2020, the Company entered into the 2020 Japan Term Loan Facility. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 6 for further information.

(3)
In May 2020, the Company issued $258,750,000 of 2.75% Convertibles Notes due in 2026. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. For further discussion, see Note 6.

(4)
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

(5)
In December 2017, August 2019 and March 2020, the Company entered into equipment notes that are both secured by certain equipment at the Company's golf ball manufacturing facility. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. See Note 6 for further information.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or more frequently if certain indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments that are written down to fair value when they are held for sale or determined to be impaired. During the second quarter of 2020, the Company considered the macroeconomic conditions related to the COVID-19 pandemic and its potential impact to sales and operating income for the remainder of fiscal 2020, and determined that there were indicators of impairment and proceeded with a quantitative assessment of goodwill for all reporting units. As a result of the second quarter assessment, the Company determined that the fair value of one of its reporting units was less than its carrying value, and therefore recognized a goodwill impairment loss of $148,375,000 in the second quarter of 2020. In addition, the Company recognized an impairment loss of $25,894,000 on one of its trade names (see Note 9). There were no impairment losses recorded during the three months ended September 30, 2020.
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
The following table summarizes the fair value of the Company's derivative instruments as well as the location of the asset and/or liability on the consolidated condensed balance sheets at September 30, 2020 and December 31, 2019 (in thousands):

	Balance Sheet Location	Fair Value of Asset Derivatives
		September 30, 2020	December 31, 2019
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$158	$53
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	2,543	8

Total asset position		$2,701	$61

	Balance Sheet Location	Fair Value of Liability Derivatives
		September 30, 2020	December 31, 2019
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$225	$24

Cross-currency debt swap agreements	Accounts payable and accrued expenses	—	25

Interest rate hedge agreements	Accounts payable and accrued expenses	4,757	1,865
	Other long-term liabilities	14,748	7,030
		19,730	8,944
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	2,215	741

Total liability position		$21,945	$9,685

The Company's derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated condensed balance sheets at September 30, 2020 and December 31, 2019.

Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 to 15 months from their inception. At September 30, 2020, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $14,503,000. At December 31, 2019, the Company had no outstanding foreign currency forward contracts designated as cash flow hedge instruments.
As of September 30, 2020, the Company recorded a net gain of $904,000 in accumulated other comprehensive loss related to foreign currency forward contracts. Of this amount, net gains of $486,000 and $894,000 for the three and nine months ended September 30, 2020, respectively, were removed from accumulated other comprehensive loss and recognized in cost of goods sold for the underlying intercompany sales that were recognized, and net gains of $135,000 and $599,000 for the three and nine months ended September 30, 2020, respectively, were removed from accumulated other comprehensive loss related to the amortization of forward points. There were no ineffective hedge gains or losses recognized during the three and nine months ended September 30, 2020. Based on the current valuation, the Company expects to reclassify net gains of $588,000 from accumulated other comprehensive loss into net earnings during the next 12 months.
The Company recognized net gains of $413,000 and $222,000 in cost of goods sold for the three and nine months ended September 30, 2019, respectively.
Cross-Currency Debt Swap and Interest Rate Hedge Contract
In order to mitigate the risk of changes in interest rates associated with the Company's variable-rate Term Loan Facility and EUR denominated intercompany loan, the Company used a cross-currency debt swap and interest rate hedge, both designated as cash flow hedges (see Note 6) by converting a portion of the USD denominated Term Loan Facility, which has a higher variable interest rate, to a EUR denominated synthetic note at a lower fixed rate. As of March 31, 2020, the Company unwound the cross currency swap, and as of June 30, 2020 determined that the forecasted transaction in connection with the underlying EUR denominated intercompany loan was no longer probable of occurring. As such, the Company discontinued the hedge and released net gains of $11,046,000 from accumulated other comprehensive income to other income during the second quarter of 2020. The Company maintained the interest rate hedge related to the USD denominated Term Loan Facility in order to continue mitigating the risk of changes in interest rates. Over the life of the facility, the Company will receive variable interest payments from the counterparty lenders in exchange for the Company making fixed rate payments, without exchange of the underlying notional amount. As of September 30, 2020, the notional amount outstanding under the interest rate hedge contract was $196,851,000. As of December 31, 2019, the notional amount outstanding under the cross-currency debt swap and interest rate hedge contract was $198,353,000.
In connection with the cross-currency swap contract, during the nine months ended September 30, 2020, the Company recorded a remeasurement net gain of $15,081,000 in accumulated other comprehensive loss. There were no remeasurement gains or losses recorded during the three months ended September 30, 2020. During the three and nine months ended September 30, 2020, net gains of $0 and $18,510,000, respectively, were relieved from accumulated other comprehensive loss. The recognition of these net gains into earnings is summarized as follows:

•	Net gains of $0 and $11,046,000 related to the discontinuation of the cross-currency swap contract were recognized in other income (expense) in the three and nine months ended September 30, 2020.

•
Net gains related to foreign currency of $5,735,000 were recognized in other income (expense) in the nine months ended September 30, 2020. There were no net foreign currency gains or losses recognized in the three months ended September 30, 2020.

•	Net gains of $0 and $1,730,000 were recognized in interest income during the three and nine months ended September 30, 2020, respectively.
During the three and nine months ended September 30, 2019, net gains of $9,868,000 and $12,119,000 were relieved from accumulated other comprehensive loss in connection with the cross currency swap, respectively. The recognition of these net gains and losses into earnings is summarized as follows:

•	Net gains of $1,579,000 and $3,865,000 were recognized in interest income in the three and nine months ended September 30, 2019, respectively.

•	Net gains related to foreign currency of $8,289,000 and $8,254,000 were recognized in other income (expense) in the three and nine months ended September 30, 2019, respectively.
During the three and nine months ended September 30, 2020, the Company recorded net losses of $100,000 and $13,261,000, respectively, related to the remeasurement of the interest rate hedge contract in accumulated other comprehensive loss. Of these amounts, net losses of $1,198,000 and $2,644,000 were relieved from accumulated other comprehensive loss and recognized in interest expense during the three and nine months ended September 30, 2020, respectively. Based on the current valuation, the Company expects to reclassify a net loss of $4,766,000 related to the interest rate hedge contract from accumulated other comprehensive loss into earnings during the next 12 months.
The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Gain/(Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2020	2019	2020	2019
Foreign currency forward contracts	$(1,070)	$464	$904	$1,037
Cross-currency debt swap agreements	—	13,133	15,081	14,297
Interest rate hedge agreements	(100)	(2,662)	(13,261)	(10,559)
	$(1,170)	$10,935	$2,724	$4,775

	Gain/(Loss) Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2020	2019	2020	2019
Foreign currency forward contracts	$621	$556	$1,493	$930
Cross-currency debt swap agreements	—	9,868	18,510	12,119
Interest rate hedge agreements	(1,198)	(150)	(2,644)	(194)
	$(577)	$10,274	$17,359	$12,855

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At September 30, 2020 and December 31, 2019, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $106,474,000 and $72,119,000, respectively. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the consolidated condensed statements of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 16).

The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three and nine months ended September 30, 2020 and 2019, respectively, in addition to the derivative contract type (in thousands):

	Location of Net Gain/(Loss) Recognized in Income on Derivative Instruments	Amount of Net Gain/(Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Foreign currency forward contracts	Other expense, net	$(4,639)	$4,035	$622	$5,476

In addition, for the three months ended September 30, 2020 and 2019, the Company recognized net foreign currency transaction gains of $10,098,000 and losses of $10,051,000, respectively, and net foreign currency transaction gains of $7,857,000 and losses of $12,660,000, respectively, for the nine months ended September 30, 2020 and 2019, related to transactions with its foreign subsidiaries, respectively.
Note 18. Accumulated Other Comprehensive Loss
The following table details the amounts reclassified from accumulated other comprehensive loss to cost of goods sold, as well as changes in foreign currency translation for the three and nine months ended September 30, 2020. Amounts are in thousands.

	Derivative Instruments	Foreign Currency Translation	Total

Accumulated other comprehensive loss, June 30, 2020, after tax	$(14,792)	$(25,000)	$(39,792)
Change in derivative instruments	(1,170)	—	(1,170)
Net gains reclassified to cost of goods sold	(621)	—	(621)
Net gains reclassified to interest expense	1,198	—	1,198
Income tax expense on derivative instruments	(66)	—	(66)
Foreign currency translation adjustments	—	9,128	9,128
Accumulated other comprehensive loss, September 30, 2020, after tax	$(15,451)	$(15,872)	$(31,323)

	Derivative Instruments	Foreign Currency Translation	Total

Accumulated other comprehensive loss, December 31, 2019, after tax	$(4,203)	$(18,219)	$(22,422)
Change in derivative instruments	2,724	—	2,724
Net gains reclassified to cost of goods sold	(1,493)	—	(1,493)
Net gains reclassified to other expense	(16,781)	—	(16,781)
Net gains reclassified to interest expense	915	—	915
Income tax benefit on derivative instruments	3,387	—	3,387
Foreign currency translation adjustments	—	2,347	2,347
Accumulated other comprehensive loss, September 30, 2020, after tax	$(15,451)	$(15,872)	$(31,323)

Note 19. Segment Information
The Company has two reportable operating segments: Golf Equipment operating segment and Apparel, Gear and Other operating segment. The Golf Equipment operating segment, which is comprised of golf club and golf ball products, includes Callaway Golf branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata branded golf balls and sales of pre-owned golf clubs. The Apparel, Gear and Other operating segment includes Jack Wolfskin outdoor apparel, gear and accessories, TravisMathew golf and lifestyle apparel and accessories, and Callaway and Ogio soft goods, which consist of golf apparel and accessories (including golf bags and gloves), storage gear for sport and personal use, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products. There are no significant intersegment transactions during the three and nine months ended September 30, 2020.
The tables below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales:
Golf Equipment	$267,277	$210,502	$768,881	$826,474
Apparel, Gear and Other	208,282	215,715	445,950	562,648
	$475,559	$426,217	$1,214,831	$1,389,122
Income (loss) before income taxes:
Golf Equipment	$56,784	$23,124	$144,585	$148,782
Apparel, Gear and Other	25,909	34,877	10,399	68,909
Reconciling items(1)	(24,901)	(24,825)	(234,762)	(90,352)
	$57,792	$33,176	$(79,778)	$127,339
Additions to long-lived assets:(2)
Golf Equipment	$1,616	$7,648	$21,356	$20,989
Apparel, Gear and Other	3,508	6,783	16,774	15,465
	$5,124	$14,431	$38,130	$36,454

(1)
Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. The increase in reconciling items for the nine months ended September 30, 2020 compared to September 30, 2019 was primarily due to the recognition of a $174,269,000 impairment loss related to the Jack Wolfskin trade name and goodwill (see Note 9) and a $4,198,000 increase in interest expense. These increases were partially offset by a $26,028,000 increase in other income primarily due to foreign currency and hedging contract gains, combined with $10,703,000 of amortization expense recognized in 2019 related to the inventory valuation step-up from Jack Wolfskin acquisition.

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
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with the accounting principles generally accepted in the United States ("GAAP"), the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. This non-GAAP information includes certain of the Company’s financial results on a constant currency basis. This constant currency information estimates what the Company’s financial results would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency results and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. In addition, this non-GAAP information includes certain of the Company's financial results without certain non-cash charges recognized in the three and nine months ended September 30, 2020, including, the recognition of an impairment loss on Jack Wolfskin goodwill and other intangible assets, amortization expense of intangible assets associated with the Jack Wolfskin, OGIO and TravisMathew acquisitions, and the discount amortization of the Convertible Notes issued in May 2020, in addition to other non-recurring expenses. For the three and nine months ended September 30, 2019, non-GAAP financial results exclude certain non-cash charges, including purchase accounting amortization expense associated with the Jack Wolfskin acquisition and amortization expense of intangible assets associated with the Jack Wolfskin, OGIO and TravisMathew acquisitions, in addition to transaction and transition costs in connection with the Jack Wolfskin acquisition.
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
The Company designs, manufactures and sells a full line of high quality golf equipment, including golf clubs and golf balls, and apparel, gear and other products. The Company designs its golf products to be technologically advanced and in this regard invests a considerable amount in research and development each year. The Company designs its golf products for golfers of all skill levels, both amateur and professional. In addition, the Company designs and sells a full line of high quality soft goods, including golf bags, apparel, footwear and other golf accessories. In 2017, the Company expanded its soft goods lines with the acquisitions of OGIO and TravisMathew. Under the OGIO brand, the Company offers a full line of premium personal storage gear for sport and personal use and accessories. TravisMathew offers a full line of premium golf and lifestyle apparel as well as footwear and accessories. In January 2019, the Company completed the acquisition of JW Stargazer Holding GmbH, the owner of the international, premium outdoor apparel, gear and accessories brand, Jack Wolfskin. This acquisition further enhanced the Company's lifestyle category and provides a platform for future growth in the active outdoor and urban outdoor categories. The Company's soft goods under the Callaway, OGIO, TravisMathew and Jack Wolfskin brands are largely designed and developed internally.
On October 27, 2020, the Company entered into a definitive agreement to acquire Topgolf International, Inc. (“Topgolf”) in an all-stock transaction, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Topgolf and 51 Steps, Inc., a Delaware corporation and wholly-owned subsidiary of Callaway (“Merger Sub”). The Merger Agreement provides that, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the

Merger Agreement, the Company will acquire Topgolf by way of a merger of Merger Sub with and into Topgolf, with Topgolf surviving as a wholly-owned subsidiary of Callaway (the “Merger”). We currently estimate that we will issue approximately 90 million shares of our common stock to the stockholders of Topgolf (excluding the Company) for 100% of the outstanding equity of Topgolf, using an exchange ratio based on an equity value of Topgolf of approximately $1.986 billion (or approximately $1.745 billion excluding Topgolf shares currently held by the Company) and a price per share of the Company’s common stock fixed at $19.40 per share. Upon completion of the Merger, the former Topgolf stockholders (other than the Company) are expected to own approximately 48.5% of the combined company on a fully diluted basis. The Merger is expected to close in the first quarter of 2021, subject to shareholder approval and other customary conditions.
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
The Apparel, Gear and Other operating segment includes Jack Wolfskin outdoor apparel, gear and accessories business, the TravisMathew golf and lifestyle apparel and accessories business, and the Callaway and OGIO businesses, which consist of golf apparel and accessories, storage gear for sport and personal use, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products.
For further information about the Company's segments, see Note 19 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Cost of Sales
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. Historically, over 85% of the Company's manufacturing costs, primarily material and component costs, are variable in nature and fluctuate with sales volumes. With respect to the Company's Golf Equipment operating segment, variable costs as a percentage of cost of sales range between 85% to 95% for golf club products and 70% to 80% for golf ball products. Variable costs for soft goods in the Apparel, Gear and Other operating segment are generally greater than 85% as fewer fixed costs are used in the manufacturing of soft goods products. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Operating Segment Results for the Three Months Ended September 30, 2020 and 2019—Segment Profitability" and "Operating Segment Results for the Nine Months Ended September 30, 2020 and 2019—Segment Profitability" below for further discussion of gross margins.
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
Apparel, Gear and Other
Sales of the Company's golf and lifestyle apparel, gear and accessories generally follow the same seasonality as golf equipment, and are therefore generally higher during the first half of the year when the game of golf is mostly played. Sales of outdoor apparel, footwear and equipment related to the Jack Wolfskin business focuses primarily on outerwear and consequently experiences stronger sales for such products during the cold-weather months and the corresponding prior sell-in periods. Therefore, sales of Jack Wolfskin products are generally greater during the second half of the year.
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
Executive Summary to the Results of Operations and Financial Condition
Net sales in the first nine months of 2020 decreased $174.3 million or 12.5% to $1,214.8 million compared to the same period in 2019. This decrease reflects the challenges the Company faced primarily during the first half of 2020, at the height of the worldwide regulatory restrictions around COVID-19, which included the temporary closure of the Company’s retail locations, manufacturing facilities and distribution centers at varying times. The Company began to see signs of improvement coming out of the second quarter of 2020, and in the third quarter of 2020, the Company experienced record sales due to an unprecedented demand for golf equipment, particularly in the United States and Europe, combined with a significantly faster than anticipated recovery in its soft goods business. This surge in the popularity of golf resulted in net sales of $475.6 million in the third quarter of 2020, a $49.3 million or 11.6% increase compared to the third quarter of 2019. Net sales of golf equipment increased $56.8 million or 27.0% to $267.3 million in the third quarter of 2020 due to increased interest in the game of golf, as it supports an active and healthy way of life that is compatible with social distancing. This increase was slightly offset by a decline in sales of soft goods, which decreased by $7.4 million or 3.4% to $208.3 million in the third quarter of 2020. Despite this decline, soft goods sales are recovering faster than anticipated since the end of the second quarter of 2020, particularly the Company’s TravisMathew and Jack Wolfskin brands, which have benefited from increased outdoor consumer activity. Although the Company anticipates some level of volatility to continue into the fourth quarter of 2020, the Company is encouraged that sales in all of its businesses are improving.
In response to the adverse effects of COVID-19 on the Company’s business, the Company has taken proactive actions to protect its employees, reduce costs, maximize liquidity, and conserve cash. Reductions in discretionary spending and infrastructure costs, including a reduction in workforce, temporary reduction in salaries and certain benefits for all employees, and voluntary reductions in compensation by the Board of Directors, the Chief Executive Officer and other members of senior management, have resulted in a significant reduction in planned operating expenses and capital expenditures. As a result of these cost reduction initiatives, in the third quarter and the first nine months of 2020, the Company realized savings in operating expenses of $13.7 million (9.1%) and $63.9 million (13.3%), respectively, as compared to the comparative periods in 2019. The Company also implemented other programs to maximize cash and liquidity, including proactive programs to reduce inventory combined with the suspension of open market stock repurchases and the Company’s quarterly dividend. Additionally, in May 2020, the Company issued convertible senior notes, with net proceeds to the Company of approximately $218 million. As the result of the improved business performance, cost cutting efforts, and the cash from the convertible notes, the Company’s liquidity, including cash and availability under its credit facilities, increased to $636.9 million as of September 30, 2020 compared to $340.2 million as of September 30, 2019.
The Company’s diluted earnings per share for the third quarter of 2020 was $0.54 compared to $0.32 in the third quarter of 2020. Earnings per share in the first nine months of 2020 resulted in a loss per share of $0.92 compared to diluted earnings per share of $1.13 in the comparative period of 2019. Excluding the impairment charge the Company recorded on the Jack Wolfskin goodwill and trade name during the second quarter of 2020, and other non-recurring and non-cash charges discussed in more detail below, on a non-GAAP basis, the Company’s diluted earnings per share was $0.60 and $0.98 in the third quarter and first nine months of 2020, respectively, compared to non-GAAP diluted earnings per share of $0.98 and $1.35 in the respective comparative periods of 2019.

Three-Month Periods Ended September 30, 2020 and 2019
Net sales for the third quarter of 2020 increased $49.4 million (11.6%) to $475.6 million compared to $426.2 million in the third quarter of 2019. This improvement was largely driven by strong demand for golf equipment due to the surge in popularity of golf, as consumers looked to engage in outdoor activities that are compatible with social distancing. This increase was partially offset by a decline in soft goods sales, primarily due to a decline in retail traffic caused by COVID-19, which negatively impacted the Company's retail and wholesale channels. By operating segment, in the third quarter of 2020, net sales of Golf Equipment increased $56.8 million or 27.0% to $267.3 million, and net sales of Apparel, Gear and Other declined $7.4 million or 3.4%, both compared to the third quarter of 2019. Fluctuations in foreign currencies had a favorable impact on net sales of $8.2 million in the third quarter of 2020.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2020	2019	Dollars	Percent
Net sales:
Golf Equipment	$267.3	$210.5	$56.8	27.0%
Apparel, Gear and Other	208.3	215.7	(7.4)	-3.4%
	$475.6	$426.2	$49.4	11.6%
For further discussion of each operating segment’s results, see "Operating Segment Results for the Three Months Ended
September 30, 2020 and 2019" below.
Net sales information by region is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)		Constant Currency Growth/( Decline) vs. 2019
	2020	2019	Dollars	Percent	Percent
Net sales:
United States	$214.6	$161.6	$53.0	32.8%	32.8%
Europe	134.7	133.4	1.3	1.0%	-3.9%
Japan	56.6	64.2	(7.6)	-11.8%	-13.0%
Rest of World	69.7	67.0	2.7	4.0%	2.5%
	$475.6	$426.2	$49.4	11.6%	9.7%
Net sales in the United States increased $53.0 million (32.8%) to $214.6 million during the third quarter of 2020 compared to $161.6 million in the third quarter of 2019. This increase was largely driven by an increase in golf equipment sales. The Company’s sales in regions outside of the United States decreased $3.6 million (1.4%) to $261.0 million during the third quarter of 2020 compared to $264.6 million in the third quarter of 2019. This decrease was largely driven by a $7.6 million (-11.8%) decline in Japan due to a decrease in product launches in the third quarter of 2020 compared to the third quarter of 2019. Foreign currency fluctuations had a favorable impact of $8.2 million on net sales during the third quarter of 2020 relative to the same period in the prior year.
Gross profit increased $9.3 million (4.9%) to $200.7 million in the third quarter of 2020 compared to $191.4 million in the third quarter of 2019. Gross profit as a percentage of net sales ("gross margin") decreased 270 basis points to 42.2% in the third quarter of 2020 compared to 44.9% in the third quarter of 2019. The decline in gross margin was driven primarily by the negative impact of COVID-19 on the Company’s soft goods retail sales (which generally have higher gross margins), and inventory reduction initiatives. These decreases were partially offset by the favorable impact of changes in foreign currency rates in the third quarter of 2020 compared to the same period in 2019, and a higher mix of e-commerce sales, which generally also have higher gross margins.
For further discussion of gross margin, see "Results of Operations—Overview of Business and Seasonality—Cost of Sales" above and "Operating Segment Results for the Three Months Ended September 30, 2020 and 2019—Segment Profitability" below.

Selling expenses decreased $8.1 million to $93.9 million (19.7% of net sales) in the third quarter of 2020 compared to $102.0 million (23.9% of net sales) in the third quarter of 2019. This 8.0% decrease was primarily due the Company's planned cost reductions in response to the COVID-19 pandemic, including a $5.5 million reduction in travel and entertainment and employee costs.
General and administrative expenses declined $3.2 million to $33.2 million (7.0% of net sales) in the third quarter of 2020 compared to $36.4 million (8.5% of net sales) in the third quarter of 2019. This 8.8% decrease was primarily due to a $1.9 million reduction in non-recurring costs, primarily related to business integration costs incurred in the third quarter of 2019 in connection with the Jack Wolfskin acquisition, a $1.8 million decrease in bad debt expense, and a $1.4 million decline in employee costs and travel expense as a result of the Company's planned cost reduction initiatives implemented in the second quarter of 2020. These decreases were partially offset by an increase in legal and other professional fees.
Research and development expenses decreased $2.4 million to $10.1 million (2.1% of net sales) in the third quarter of 2020 compared to $12.5 million (2.9% of net sales) in the third quarter of 2019, primarily due to declines of $1.4 million in employee costs and $0.4 million in employee travel as a result of the Company's planned cost reduction initiatives implemented in the second quarter of 2020.
Interest expense increased by $3.3 million to $12.9 million in the third quarter of 2020 compared to $9.6 million in the third quarter of 2019 primarily due to an increase in the Company's net debt position, primarily resulting from the issuance of $258.8 million in convertible notes in May 2020. See Note 6 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.
Other income increased by $4.8 million to $7.0 million in the third quarter of 2020 compared to $2.2 million in the third quarter of 2019, primarily due to an increase in net foreign currency transaction gains, partially offset by a decrease in net gains from non-designated foreign currency hedging contracts in the third quarter of 2020 compared to the third quarter of 2019.
The Company’s provision for income taxes increased by $3.3 million to $5.4 million in the third quarter of 2020, compared to $2.1 million in the third quarter of 2019. As a percent of pre-tax income, the Company’s income tax rate increased to 9.3% in the third quarter of 2020 compared to 6.4% in the third quarter of 2019 primarily due to a shift in the mix of foreign versus domestic earnings relative to the prior year. For further discussion see Note 13 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net income for the third quarter of 2020 increased $21.4 million to $52.4 million compared to $31.0 million in the third quarter of 2019. Diluted earnings per share increased $0.22 to $0.54 in the third quarter of 2020 compared to $0.32 in the third quarter of 2019.
On a non-GAAP basis, excluding the after-tax non-cash intangible amortization expenses related to the Jack Wolfskin, TravisMathew and OGIO acquisitions, non-cash amortization expense of the discount on the convertible notes issued in May 2020, other non-recurring charges, and acquisition and transition costs related to Jack Wolfskin, the Company's net income and diluted earnings per share for the three months ended September 30, 2020 would have been $58.0 million and $0.60, respectively, compared to net income of $34.3 million and diluted earnings per share of $0.36 for the comparative period in 2019. The increase in non-GAAP earnings in 2020 was primarily due to an increase in operating income resulting from an increase in net sales in the third quarter of 2020 compared to the third quarter of 2019, and the impact of the Company's planned cost reduction initiatives implemented in the second quarter of 2020.

The table below presents a reconciliation of the Company's as-reported results for the three months ended September 30, 2020 and 2019 to the Company's non-GAAP results reported above for the same periods (in millions, except per share information).

	Three Months Ended September 30, 2020
	As Reported	Non-Cash Intangible Amortization Expense(1)	Non-Cash Amortization of Discount on Convertible Notes(2)	Other Non-Recurring Charges(3)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	$52.4	$(1.0)	$(1.9)	$(2.7)	$58.0

Diluted earnings (loss) per share	$0.54	$(0.01)	$(0.02)	$(0.03)	$0.60
Weighted-average shares outstanding	96.6	96.6	96.6	96.6	96.6

	Three Months Ended September 30, 2019
	As Reported	Non-Cash Intangible Amortization Expense(1)	Acquisition and Transition Costs(4)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	$31.1	$(0.9)	$(2.3)	$34.3

Diluted earnings (loss) per share	$0.32	$(0.01)	$(0.03)	$0.36
Weighted-average shares outstanding	96.3	96.3	96.3	96.3

(1)	Includes the non-cash amortization expense of intangible assets in connection with the acquisitions of Jack Wolfskin, TravisMathew and OGIO.

(2)	Represents the non-cash amortization of the discount on the convertible notes issued in May 2020.

(3)
Other non-recurring charges primarily include redundant costs associated with the Company's transition of its North America distribution center to a new facility, and severance charges associated with workforce reductions due to the COVID-19 pandemic.

(4)	Represents non-recurring costs associated with the acquisition of Jack Wolfskin completed in January 2019.
Operating Segment Results for the Three Months Ended September 30, 2020 and 2019
Golf Equipment
Golf Equipment net sales increased $56.8 million to $267.3 million in the third quarter of 2020 compared to $210.5 million in the third quarter of 2019 due to a $41.4 million (24.6%) increase in golf club sales and a $15.4 million (36.2%) increase in golf ball sales. This improvement was primarily due to an increase in the popularity of golf as a safe outdoor activity compatible with social distancing, combined with an improvement in the Company's e-commerce business, which increased significantly compared to the third quarter of 2019.
Net sales information for the Golf Equipment operating segment by product category is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth
	2020	2019	Dollars	Percent
Net sales:
Golf Clubs	$209.4	$168.0	$41.4	24.6%
Golf Balls	57.9	42.5	15.4	36.2%
	$267.3	$210.5	$56.8	27.0%
The $41.4 million (24.6%) increase in net sales of golf clubs to $209.4 million for the quarter ended September 30, 2020, compared to $168.0 million in the comparable period in 2019, was primarily due to an increase in sales volume across all product categories, combined with an increase in average selling prices in the woods and putters product categories, partially offset by a decline in the irons product category. The increase in sales volume was driven by an increase in popularity in golf as a result of heightened demand for outdoor, socially-distanced activities. The increase in average selling prices in the woods and putters categories was primarily due to the current year launch of the Mavrik line of fairway woods, which have a higher average selling price compared to the Epic Flash fairway woods launched in the prior year, and the Triple Track and Stroke Lab Black putters, which launched at a higher price compared to the Stroke Lab putters launched in the prior year. The decline in the average selling prices of irons was primarily due to lower average selling prices of Mavrik irons launched in the current year compared to the Apex and Epic Forged Star irons launched in 2019.
Net sales of golf balls increased $15.4 million (36.2%) to $57.9 million for the quarter ended September 30, 2020 compared to $42.5 million in the comparable period in 2019, primarily due to increases in sales volume and average selling prices. The increase in sales volume was driven by an increase in popularity of golf as a result of heightened demand for outdoor, socially-distanced activities. The increase in average selling prices was due to an increase in sales of the Chrome Soft 2020 line of golf balls launched in the current year, which have higher selling prices compared to the predecessor models sold in the prior year.
Apparel, Gear and Other
Net sales of Apparel, Gear and Other decreased $7.4 million to $208.3 million in the third quarter of 2020 compared to $215.7 million in the third quarter of 2019 due to a $14.4 million (10.3%) decrease in apparel sales, partially offset by a $7.0 million (9.2%) increase in sales of gear, accessories and other. The decrease in apparel sales was primarily due to a decline in Jack Wolfskin apparel sales in Europe and China. While sales of Jack Wolfskin apparel improved in the third quarter of 2020 compared to the second quarter in 2020, sales are down compared to the third quarter of 2019 due to a decline in retail traffic caused by COVID-19, which impacted sales in the retail and wholesale channels. This decrease was partially offset by an increase in sales of TravisMathew apparel products, which was primarily driven by significant increases in the e-commerce and wholesale channels compared to the third quarter in 2019.
Net sales information for the Apparel, Gear and Other operating segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2020	2019	Dollars	Percent
Net sales:
Apparel	$125.6	$140.0	$(14.4)	-10.3%
Gear, Accessories, & Other	82.7	75.7	7.0	9.2%
	$208.3	$215.7	$(7.4)	-3.4%
Net sales of apparel decreased $14.4 million (10.3%) to $125.6 million in the third quarter of 2020 compared to the third quarter of 2019, due to a decline in sales for Jack Wolfskin-branded apparel as a result of the continued business challenges, primarily in the retail sector, caused by the COVID-19 pandemic during the third quarter of 2020. This decline was partially offset by an increase in sales of TravisMathew apparel due to strong e-commerce sales in the United States.
Net sales of gear, accessories and other increased $7.0 million (9.2%) to $82.7 million for the third quarter of 2020 compared to $75.7 million in the third quarter of 2019, primarily due to an increase in demand for Callaway-branded golf bags and golf gloves.

Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth/(Decline)
	2020	2019	Dollars	Percent
Income before income taxes:
Golf Equipment	$56.8	$23.1	$33.7	145.9%
Apparel, Gear and Other	25.9	34.9	(9.0)	-25.8%
Reconciling items(1)	(24.9)	(24.8)	(0.1)	0.4%
	$57.8	$33.2	$24.6	74.1%

(1)	Reconciling items include corporate general and administrative expenses, other income (expense), and non-recurring charges not included by management in determining segment profitability.
Pre-tax income from the Golf Equipment operating segment increased $33.7 million (145.9%) to $56.8 million in the third quarter of 2020 from $23.1 million in the third quarter of 2019. This increase was primarily due to a $25.8 million increase in gross profit (an increase of 20 basis points in gross margin) driven by an increase in net sales as discussed above, combined with a $7.9 million decrease in operating expenses. The decline in operating expenses was primarily due to decreases in employee travel and tour expenses resulting from travel restrictions and canceled golf tournaments caused by the COVID-19 pandemic, combined with a decrease in employee costs resulting from the Company's planned cost reduction initiatives in response to the COVID-19 pandemic.
Pre-tax income in the Company's Apparel, Gear and Other operating segment decreased $9.0 million (25.8%) to $25.9 million in the third quarter of 2020 compared to $34.9 million in the third quarter of 2019. This decrease was primarily due to a $14.1 million decrease in gross profit (a decline of 510 basis points in gross margin), partially offset by a $5.1 million decrease in operating expenses. The decline in gross margin was driven primarily by the negative impact of COVID-19 on the Company’s soft goods retail sales (which generally have higher gross margins), and inventory reduction initiatives. These decreases were partially offset by the favorable impact of changes in foreign currency rates in the third quarter of 2020 compared to the same period in 2019, and a higher mix of e-commerce sales, which also have higher gross margins. The decline in operating expenses was primarily due to decreases in employee travel resulting from travel restrictions caused by the COVID-19 pandemic, combined with a decrease in employee costs resulting from the Company's planned cost reduction initiatives in response to the COVID-19 pandemic.
Nine-Month Period Ended September 30, 2020 and 2019
Net sales for the nine months ended September 30, 2020 decreased $174.3 million (12.5%) to $1,214.8 million compared to $1,389.1 million for the nine months ended September 30, 2019. This decline was due to the negative impact of the COVID-19 pandemic on the Company's golf equipment and soft goods businesses during the first half of 2020 resulting from the temporary closure of all non-essential businesses as mandated by government authorities. During the third quarter of 2020, the demand for golf equipment increased as the sport became popular as a safe outdoor, social-distancing activity in the COVID-19 environment. For the nine months ended September 30, 2020, net sales decreased in all product categories and across all major geographic regions. This decline was partially offset by an improvement in the Company's e-commerce business, which increased compared to the same period in 2019. By operating segment, in the first nine months of 2020, net sales of Golf Equipment decreased $57.6 million or 7.0% to $768.9 million, and net sales of Apparel, Gear and Other decreased $116.7 million or 20.7% to $445.9 million, both compared to the first nine months in 2019. Fluctuations in foreign currencies had a favorable impact on net sales of $2.1 million in the first nine months of 2020.

The Company’s net sales by operating segment are presented below (dollars in millions):

	Nine Months Ended September 30,		Decline
	2020	2019	Dollars	Percent
Net sales:
Golf Equipment	$768.9	$826.5	$(57.6)	-7.0%
Apparel, Gear and Other	445.9	562.6	(116.7)	-20.7%
	$1,214.8	$1,389.1	$(174.3)	-12.5%

For further discussion of each operating segment’s results, see below “Operating Segment Results for the Nine Months Ended September 30, 2020 and 2019.”
Net sales information by region is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Decline		Constant Currency Decline vs. 2019
	2020	2019	Dollars	Percent	Percent
Net sales:
United States	$603.8	$658.1	$(54.3)	-8.3%	-8.3%
Europe	281.5	341.6	(60.1)	-17.6%	-18.5%
Japan	158.5	193.1	(34.6)	-17.9%	-19.0%
Rest of World	171.0	196.3	(25.3)	-12.9%	-11.4%
	$1,214.8	$1,389.1	$(174.3)	-12.5%	-12.7%

Net sales in the United States decreased $54.3 million (8.3%) to $603.8 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Net sales in regions outside of the United States decreased 120.0 million (16.4%) to $611.0 million for the nine months ended September 30, 2020 compared $731.1 million to the nine months ended September 30, 2019. Fluctuations in foreign currencies had a favorable impact on international net sales of $2.1 million in the first nine months of 2020 relative to the same period in the prior year. The general decrease in net sales by region was primarily due to the business disruption caused by the COVID-19 pandemic.
Gross profit decreased $118.2 million (18.6%) to $518.5 million for the nine months ended September 30, 2020 compared to $636.6 million in the same period of 2019. Gross margin decreased 310 basis points to 42.7% for the nine months ended September 30, 2020 compared to 45.8% in the nine months ended September 30, 2019. The decline in gross margin was primarily due to (i) the negative impact of fixed costs on the lower sales base caused by the temporary shut-down of the Company's distribution centers and manufacturing facilities in the first half of 2020 as a result of the COVID-19 pandemic; (ii) inventory reduction initiatives in the Company’s soft goods business; and (iii) an increase in U.S. tariffs on imports from China on golf equipment. These declines were partially offset by a higher mix of e-commerce sales, which have higher gross margins. In addition, gross margin in the first nine months of 2020 benefited from a reduction in non-recurring expenses related to non-cash purchase accounting adjustments recognized in 2019 related to the Jack Wolfskin acquisition. For further discussion of gross margin, see above "Results of Operations—Overview of Business and Seasonality—Cost of Sales" and see below "Operating Segments Results for the Nine Months Ended September 30, 2020 and 2019—Segment Profitability."
Selling expenses decreased by $49.3 million to $285.1 million (23.5% of net sales) during the nine months ended September 30, 2020 compared to $334.4 million (24.1% of net sales) in the comparable period of 2019. This 14.7% decrease was primarily due to the Company's planned reduction in operating expenses in response to the decline in sales caused by the COVID-19 pandemic. These reductions consisted of a $25.7 million decline in marketing and tour expenses, a $10.9 million decline in employee costs, and a $6.2 million decline in employee travel expenses, as well as an overall decline in variable expenses. These decreases were partially offset by severance charges of $1.4 million due to workforce reductions initiated in the second quarter of 2020.
General and administrative expenses decreased by $9.7 million to $99.0 million (8.1% of net sales) during the nine months ended September 30, 2020 compared to $108.7 million (7.8% of net sales) in the comparable period of 2019. This 8.9% decrease was primarily due to a $7.2 million decline in employee costs as a result of the Company's planned cost reduction initiatives implemented during the first nine m onths of 2020, which resulted in a reduction in workforce, a temporary reduction in salaries and certain benefits, and a decrease in accrued incentive compensation expense. The Company's results for the first nine months of 2020 also benefited from a $6.2 million reduction in non-recurring costs, primarily related to the acquisition and integration of the Jack Wolfskin business incurred in the first nine months of 2019. These decreases were partially offset by an increase of $1.1 million in severance charges due to workforce reductions initiated in the second quarter of 2020, as well as increases in legal and professional fees, and depreciation expense.
Research and development expenses decreased by $4.8 million to $33.4 million (2.7% of net sales) during the nine months ended September 30, 2020 compared to $38.2 million (2.7% of net sales) in the comparable period of 2019, primarily due to a $3.7 million decline in employee costs resulting from the Company's planned cost reduction initiatives implemented during the first nine months of 2020, and a $0.9 million decline in travel and entertainment as a result of travel restrictions related to the COVID-19 pandemic. These decreases were partially offset by an increase of $0.6 million in severance charges due to workforce reductions initiated in the second quarter of 2020.
Due to the significant business disruption and macro-economic impact of the COVID-19 pandemic on the Company's financial results, the Company performed a quantitative assessment of its goodwill and non-amortizing intangible assets during the second quarter of 2020, which resulted in an impairment charge of $174.3 million (see Note 9 "Goodwill and Intangible Assets to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q).
Interest expense increased by $4.2 million to $34.4 million during the nine months ended September 30, 2020 compared to $30.2 million in the comparable period of 2019, primarily due to the issuance of $258.8 million in convertible notes in May 2020 (see Note 6 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q).
Other income increased to $27.5 million during the nine months ended September 30, 2020 compared to $1.5 million in the comparable period of 2019. This increase was due to a $20.5 million increase in net foreign currency transaction gains, and a $5.5 million increase, primarily in net hedging contract gains, due to a $3.2 million net loss recognized in 2019 from the settlement of a hedging contract in connection with the Jack Wolfskin acquisition.
The Company’s provision for income taxes decreased $12.3 million to $6.6 million for the nine months ended September 30, 2020, compared to $18.9 million in the comparable period of 2019. As a percent of pre-tax income (loss), the Company's effective tax rate for the first nine months of 2020 decreased to -8.2% compared to 14.8% in the comparable period of 2019. This decrease was primarily due to the goodwill impairment charge recorded during the second quarter of 2020, which is non-deductible for tax purposes combined with an overall decline in pre-tax earnings in the first nine months of 2020 compared to the same period in 2019. For further discussion see Note 13 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net income (loss) for the nine months ended September 30, 2020 decreased $195.0 million to a net loss of $86.4 million compared to net income of $108.6 million in the comparable period of 2019. Diluted earnings (loss) per share decreased $2.05 to a loss per share of $0.92 in the first nine months of 2020 compared to earnings per share of $1.13 in the same period in 2019.
On a non-GAAP basis, excluding the after-tax loss from the impairment of the Jack Wolfskin goodwill and certain other intangible assets, after-tax non-cash acquisition amortization expenses related to the Jack Wolfskin, TravisMathew and OGIO acquisitions, non-cash amortization expense of the discount on the convertible notes issued in May 2020, other non-recurring charges and acquisition and transition costs related to Jack Wolfskin, the Company's net income and diluted earnings per share for the nine months ended September 30, 2020 would have been $94.2 million and $0.98 per share, respectively, compared to $129.8 million and $1.35 per share, respectively, for the comparative period in 2019. The decrease in non-GAAP earnings in 2020 was primarily due to the business disruptions and challenges caused by the COVID-19 pandemic during the first nine months of 2020, which resulted in a significant decline in net sales and operating income compared to the same period in 2019, partially offset by the Company's planned cost reduction initiatives, combined with an increase in net foreign currency transaction gains.

The table below presents a reconciliation of the Company's as-reported results for the nine months ended September 30, 2020 and 2019 to the Company's non-GAAP results reported above for the same periods (in millions, except per share information).

	Nine Months Ended September 30, 2020
	GAAP	Non-Cash Acquisition Amortization and Impairment Charges(1)	Non-Cash Amortization of Discount on Convertible Notes(2)	Other Non-Recurring Charges(3)	Non-GAAP(4)
Net income (loss) attributable to Callaway Golf Company	$(86.4)	$(169.1)	$(3.0)	$(8.5)	$94.2
Diluted earnings (loss) per share	$(0.92)	$(1.80)	$(0.03)	$(0.09)	$0.98
Weighted-average shares outstanding	94.2	94.2	94.2	94.2	96.1

	Nine Months Ended September 30, 2019
	GAAP	Non-Cash Purchase Accounting Adjustments and Acquisition Amortization(1)	Acquisition and Transition Expenses(5)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	$108.6	$(11.0)	$(10.2)	$129.8
Diluted earnings (loss) per share	$1.13	$(0.11)	$(0.11)	$1.35
Weighted-average shares outstanding	96.2	96.2	96.2	96.2

(1)
Includes the non-cash amortization expense of intangible assets in connection with the acquisitions of Jack Wolfskin, TravisMathew and OGIO. In addition, the nine months ended September 30, 2020 include the recognition of a $174.3 million impairment of the Jack Wolfskin goodwill and trade name, and the nine months ended September 30, 2019 include the amortization of the inventory valuation step-up in connection with the Jack Wolfskin acquisition.

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

(4)
Total diluted earnings per share on a non-GAAP basis for the nine months ended September 30, 2020 was calculated using diluted weighted average shares outstanding, as earnings on a non-GAAP basis resulted in net income after giving effect to the non-recurring and non-cash charges discussed above.

(5)
Represents non-recurring transaction fees and transition costs associated with the acquisition of Jack Wolfskin completed in January 2019, as well as other non-recurring advisory fees, and a net loss from the remeasurement of a foreign currency forward contract in connection with the acquisition of Jack Wolfskin.

Operating Segment Results for the Nine Months Ended September 30, 2020 and 2019
Golf Equipment
Golf equipment sales decreased $57.6 million (7.0%) to $768.9 million for the nine-months ended September 30, 2020 compared to $826.5 million for the same period in 2019 due to a $37.0 million (5.7%) decline in golf club sales and $20.6 million (11.9%) decline in golf ball sales. These declines were due to the business disruptions and challenges caused by the COVID-19 pandemic during the first nine months of 2020. This was offset by an improvement in the Company's e-commerce business, which increased significantly compared to 2019.

Net sales information for the Golf Equipment operating segment by product category is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Decline
	2020	2019	Dollars	Percent
Net sales:
Golf Clubs	$616.6	$653.6	$(37.0)	-5.7%
Golf Balls	152.3	172.9	(20.6)	-11.9%
	$768.9	$826.5	$(57.6)	-7.0%
Net sales of golf clubs decreased $37.0 million (5.7%) to $616.6 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to a decline in sales volume and average selling prices. The decline in sales volume was due to the business disruptions caused by the COVID-19 pandemic. This decline was partially offset by an increase in sales during the third quarter of 2020 driven by an increase in the popularity of golf as a result of heightened demand for outdoor, socially-distanced activities. The decline in average selling prices was primarily due to the current year launch of the Mavrik line of drivers and irons, which have a lower average selling price compared to the Epic Flash drivers and Apex irons launched in 2019, combined with a shift in sales mix to lower margin pre-owned products.
Net sales of golf balls decreased $20.6 million (11.9%) to $152.3 million for the nine months ended September 30, 2020 compared to the same period in the prior year due to a decline in sales volume and average selling prices. The decline in sales volume was due to the business disruptions caused by the COVID-19 pandemic. This decline was partially offset by an increase in sales in the third quarter driven by an increase in the popularity of golf as a result of heightened demand for outdoor, socially-distanced activities. The decline in average selling prices was due to a shift in sales mix to lower priced golf balls as a result of supply constraints of premium golf balls due to the temporary shut-down of the Company's golf ball manufacturing facility in the United States, primarily in the second quarter of 2020, due to COVID-19 mandates.
Apparel, Gear and Other
Apparel, Gear and Other sales decreased $116.7 million to $445.9 million during the nine months ended September 30, 2020 compared to $562.6 million for the same period in 2019, due to a $70.2 million (22.7%) decrease in apparel sales and a $46.5 million (18.4%) decrease in sales of gear, accessories and other. These decreases were due to the temporary closure of many of the Company's wholesale customers and direct retail locations as a result of the COVID-19 pandemic, primarily during the first half of 2020. This decline was offset by an improvement in the Company's e-commerce business in the first nine months of 2020, which increased significantly compared to same period in 2019.
Net sales information for the Apparel, Gear and Other segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Decline
	2020	2019	Dollars	Percent
Net sales:
Apparel	$239.2	$309.4	$(70.2)	-22.7%
Gear, Accessories, & Other	206.7	253.2	(46.5)	-18.4%
	$445.9	$562.6	$(116.7)	-20.7%
Net sales of apparel decreased $70.2 million (22.7%) to $239.2 million for the nine months ended September 30, 2020 compared to the same period in 2019 due to a decline in sales across all apparel brands as a result of the business challenges caused by the COVID-19 pandemic during the first nine months of 2020.
Net sales of gear, accessories and other decreased $46.5 million (18.4%) to $206.7 million for the nine months ended September 30, 2020 compared to the same period in 2019 due to the business challenges caused by the COVID-19 pandemic during the first nine months of 2020.

Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Decline
	2020	2019	Dollars	Percent
Income before income taxes:
Golf Equipment	$144.6	$148.8	$(4.2)	-2.8%
Apparel, Gear and Other	10.4	68.9	(58.5)	-84.9%
Reconciling items(1)	(234.8)	(90.4)	(144.4)	159.7%
	$(79.8)	$127.3	$(207.1)	-162.7%

(1)
Reconciling items represent corporate general and administrative expenses, net interest expense, other income and non-recurring expenses not included by management in determining segment profitability. The $144.4 million increase in reconciling items in the first nine months of 2020 compared to the same period in 2019 includes the recognition of a $174.3 million impairment of the Jack Wolfskin goodwill and trade name in 2020 (see Note 9 "Goodwill and Intangible Assets to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q) and a $4.2 million increase in interest expense. These increases were partially offset by a $26.0 million increase in other income primarily due to foreign currency and hedging contract gains, combined with $10.7 million of amortization expense recognized in 2019 related to the inventory valuation step-up from the Jack Wolfskin acquisition.

Pre-tax income from the Golf Equipment operating segment decreased $4.2 million (2.8%) to $144.6 million for the nine months ended September 30, 2020 from $148.8 million in the comparable period in the prior year. This decrease was primarily due to a $44.0 million decrease in gross profit (a decline of 230 basis points in gross margin), partially offset by a $39.8 million decrease in operating expenses. The decline in gross margin was largely due to lower sales and the negative impact of fixed costs on the lower sales base caused by the temporary shut-down of the Company's distribution centers and manufacturing facilities during the first half of 2020 as a result of the COVID-19 pandemic, in addition to an increase in U.S. tariffs on imports from China. The decrease in operating expenses was primarily due to decreases in marketing expenses and employee costs resulting from the Company's cost reduction initiatives in response to the decline in sales period over period, in addition to decreases in employee travel costs and tour expense resulting from travel restrictions and canceled golf tournaments caused by the COVID-19 pandemic.
Pre-tax income from the Apparel, Gear and Other operating segment decreased $58.5 million (84.9%) to $10.4 million for the nine months ended September 30, 2020 from $68.9 million in the comparable period in the prior year. This decrease was primarily due to a $77.9 million decrease in gross profit (a decline of 540 basis points in gross margin), partially offset by a $19.4 million decrease in operating expenses. The decline in gross margin was primarily due to lower sales and the negative impact of fixed costs on the lower sales base caused by the temporary shut-down of the Company's distribution centers and retail locations primarily during the first half of 2020 as a result to the COVID-19 pandemic, in addition to inventory reduction initiatives. These declines were partially offset by a higher mix of direct to consumer e-commerce sales, which have higher gross margins. The decrease in operating expenses was primarily due to decreases in marketing expenses and employee costs resulting from the Company's cost reduction initiatives in response to the decline in sales period over period, in addition to a decrease in employee travel costs due to the COVID-19 pandemic.
Financial Condition
The Company’s cash and cash equivalents increased $180.0 million to $286.7 million at September 30, 2020 from $106.7 million at December 31, 2019, primarily due to proceeds of $258.8 million from Convertible Notes issued in May 2020, partially offset by a decline in net income period over period due to the adverse effects of the COVID-19 pandemic on the Company's business during 2020. During the first nine months of 2020, the Company used its cash and cash equivalents combined with the proceeds from the issuance of the Convertible Notes to fund its operations, repay $122.5 million of amounts outstanding under its credit and long-term debt facilities, fund capital expenditures of $30.9 million, primarily for the Company's transition of its North America distribution center to a new facility, as well as in its golf ball manufacturing plant to increase capacity and improve its manufacturing capabilities, invest $20.0 million in golf-related ventures, and repurchase shares of its common stock for $22.1 million. In addition, in connection with the Convertible Notes, the Company paid a premium of $31.8 million for capped call transactions, which are expected to generally reduce the potential dilution to the Company’s common stock upon any conversion of the notes. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities, combined with borrowings under its current and future credit facilities as well as from other available sources of capital, as deemed necessary. See Note 6 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-Q for further information on the Company's credit facilities and the Term Loan Facility.
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company’s Golf Equipment business, the accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. The Company's Apparel, Gear and Other Accounts receivable balances are expected to be higher during the second half of the year due to the seasonal nature of the Jack Wolfskin business, with a significant portion of its products geared toward the fall/winter season. As of September 30, 2020, the Company’s net accounts receivable increased to $239.7 million from $140.5 million as of December 31, 2019. This increase was primarily due to an increase in demand for golf equipment as the result of the increased popularity of golf in the current COVID-19 environment. The Company’s net accounts receivable as of September 30, 2020 increased $16.3 million compared to September 30, 2019 primarily due to an increase in net sales of $49.3 million (11.6%) in the third quarter of 2020 compared to the third quarter of 2019 primarily due to an increase in demand for golf equipment as the result of the increased popularity of golf in the current COVID-19 environment.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company's Golf Equipment business, the buildup of inventory levels generally begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Apparel, Gear and Other inventory levels start to build in the second quarter and continues into the third and fourth quarters due to the seasonal nature of the Company's Jack Wolfskin business, as many products are geared toward the fall/winter season. The Company’s inventory decreased to $324.9 million as of September 30, 2020 compared to $456.6 million as of December 31, 2019. This decrease was primarily due to an increase in demand for golf equipment as the result of the increased popularity of golf in the current COVID-19 environment, combined with the general seasonality of the Company's business. The Company’s inventory as of September 30, 2020 decreased by $15.5 million compared to the Company's inventory as of September 30, 2019 primarily due an increase in demand for golf equipment as the popularity of golf increased in the third quarter of 2020.
Liquidity and Capital Resources
The Company’s principal sources of liquidity consist of its existing cash balances, including cash from the issuance of Convertible Notes in May 2020, funds expected to be generated from operations and funds from its credit facilities. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations in 2020, as well as from current and projected availability under its current or future credit facilities, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, required debt repayments and contractual obligations and commercial commitments for at least the next 12 months from the issuance of this Form 10-Q.
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the future economic impact from the COVID-19 pandemic, demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019, in addition to updates to the Risk Factors concerning the negative impact of the COVID-19 pandemic on the Company's business contained in Part II, Item 1A of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and on this Form 10-Q). Given the uncertain duration of the COVID-19-related impact, the Company has proactively taken actions to significantly reduce costs, maximize liquidity and conserve cash for as long as may be required in light of current conditions. Through the end of the third quarter of 2020, the Company achieved significant savings in planned reductions in operating expenses and capital expenditures by reducing discretionary spending and infrastructure costs on a worldwide basis, which included a reduction in workforce and a temporary reduction in salaries and certain benefits, in addition to voluntary reductions in compensation by the Board of Directors, the Chief Executive Officer and other members of senior management. As of September 30, 2020, the Company had $636.9 million in cash and availability under its credit facilities, which is an incr ease of $296.7 million compared to September 30, 2019. Information about the Company's credit facilities and long-term borrowings is presented in Note 6 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by this reference.
In October 2020, the Company entered into a definitive agreement to acquire Topgolf International, Inc. ("Topgolf") in an all-stock transaction (see to Note 5 "Business Combinations" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q). In connection with the merger with Topgolf, the Company anticipates it will assume an estimated $555 million in long-term debt, net of cash. The Company believes that with its continued strong cash generation and increased liquidity, its geographic diversity and the strength of its brands, it will be able to fund Topgolf's growth while simultaneously paying down debt.
In October 2020, the Company amended its ABL Facility in order to permit the consummation of the merger with Topgolf. The amendment designates Topgolf and its subsidiaries as excluded subsidiaries under the ABL Facility and amends certain covenants and other provisions to allow the Company to make certain investments in, and enter into certain transactions with Topgolf, among other things. In addition, the Company entered into a debt financing commitment letter (the "Debt Commitment Letter") and related fee letters with Bank of America, N.A. and other lenders party to the Debt Commitment Letter (the "Commitment Parties"), to arrange and solicit consents from the Term Lenders to amend the Term Loan Facility to permit the consummation of the merger with Topgolf and certain other transactions contemplated in the Merger Agreement. In the event the Company cannot obtain the consents from the Term Lenders, the Commitment Parties committed to arrange and provide the Company with a secured term loan facility for $442.8 million on terms substantially similar to the existing Term Loan Facility, as proposed to be modified by the Term Loan Amendment, and including certain other changes.
As of September 30, 2020, approximately 48% of the Company's cash was held in regions outside of the United States. Due to changes enacted by the Tax Act in December 2017, incremental U.S. federal income tax is no longer a consideration if the Company were to repatriate cash to the United States outside of settling intercompany balances. However, if the Company were to repatriate such cash, it may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against the Company's U.S. tax liability, if any. Additionally, the Company may need to pay certain state income taxes. The Company continues to maintain its indefinite reinvestment assertion with respect to most jurisdictions in which it operates because of local cash requirements to operate its business.

Other Significant Cash and Contractual Obligations
The table set forth below summarizes certain significant cash obligations as of September 30, 2020 that will affect the Company’s future liquidity.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Term Loan Facility(1)	$442.8	$4.8	$9.6	$9.6	$418.8
Interest on Term Loan Facility	112.4	21.7	43.1	42.2	5.4
2020 Japan Term Loan Facility(2)	19.0	3.8	7.6	7.6	—
Interest on Japan Term Loan Facility	0.4	0.1	0.2	0.1	—
Convertible Notes(3)	258.8	—	—	—	258.8
Equipment Notes(4)	33.9	8.3	15.4	7.9	2.3
Interest on Equipment Notes	2.3	0.9	1.0	0.3	0.1
ABL Facility	28.8	28.8	—	—	—
Japan ABL Facility	1.4	1.4	—	—	—
Finance leases, including imputed interest(5)	0.8	0.1	0.5	0.2	—
Operating leases, including imputed interest(6)	259.6	10.6	67.5	50.9	130.6
Unconditional purchase obligations(7)	70.7	36.8	32.3	1.6	—
Uncertain tax contingencies(8)	7.7	0.5	1.1	1.0	5.1
Total	$1,238.6	$117.8	$178.3	$121.4	$821.1

(1)
In January 2019, to fund the purchase price of the Jack Wolfskin acquisition, the Company entered into a Credit Agreement, which provides for a Term Loan B facility in an aggregate principal of $480.0 million, which was issued less $9.6 million in an original issue discount and other transaction fees. As of September 30, 2020, the Company had $442.8 million outstanding under the Term Loan Facility, which is offset by unamortized debt issuance costs of $14.2 million as presented on the Company's consolidated condensed balance sheet as of September 30, 2020. For further discussion, see Note 6 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(2)
In August 2020, the Company entered into the 2020 Japan Term Loan Facility for 2,000,000,000 Yen (or approximately U.S. $18,966,000 using the exchange rate in effect as of September 30, 2020). The Company had 2,000,000,000 Yen (or approximately U.S. $18,966,000 using the exchange rate in effect as of September 30, 2020) outstanding under the Japan Term Loan Facility on the Company's consolidated condensed balance sheet as of September 30, 2020. For further discussion, see Note 6 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(3)
In May 2020, the Company issued $258.8 million of 2.75% Convertibles Notes, which mature on May 1, 2026 unless earlier redeemed or repurchased by the Company or converted. As of September 30, 2020, the Company had $180.5 million outstanding under the Convertible Notes, net of unamortized debt issuance costs of $5.7 million and debt discount of $72.6 million, as presented on the Company's Consolidated Condensed Balance Sheet as of September 30, 2020. For further discussion, see Note 6 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(4)
In August 2020, the Company entered into two new long-term financing agreements in connection with the Company's investment initiatives at its North American Distribution Center in Roanoke, Texas, and in addition, to improve its manufacturing capabilities at its golf ball manufacturing facility in Chicopee, Massachusetts, the Company entered into a series of long-term financing agreements (collectively, the "Equipment Notes") between 2017 and 2020 that are secured by certain equipment at this facility. As of September 30, 2020, the Company had a combined $33.9 million outstanding under these Equipment Notes. For further discussion, see Note 6 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(5)
Amounts represent future minimum payments under financing leases. At September 30, 2020, finance lease liabilities of $0.3 million were recorded in accounts payable and accrued expenses and $0.5 million were recorded in other long-term l iabilities in the accompanying consolidated condensed balance sheets. For further discussion, see Note 2 "Leases" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(6)
The Company leases certain manufacturing facilities, distribution centers, warehouses, office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases. At September 30, 2020, short-term and long-term operating lease liabilities of $28.0 million and $170.7 million, respectively, were recorded in the accompanying consolidated condensed balance sheets. For further discussion, see Note 2 "Leases" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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

(8)
Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of September 30, 2020. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 13 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three and nine months ended September 30, 2020 was not material to the Company’s financial position, results of operations or cash flows.
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
Critical Accounting Policies and Estimates
There have been no material changes to the Company's critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company's Form 10-K for the fiscal year ended December 31, 2019, except for the Company's adoption of the Accounting Standards Update No 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which became effective as of January 1, 2020. For further discussion on the adoption of this new accounting standard please see Note 1 "Basis of Presentation" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
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
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2020 through its foreign currency forward contracts.
At September 30, 2020, the estimated maximum loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $17.2 million. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 6 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. The Company's long-term borrowing commitments are subject to interest rate fluctuations, which could be material to the Company's cash flows and results of operations. In order to mitigate this risk, the Company enters into interest rate hedges as part of its interest rate risk management strategy. Information about the Company's interest rate hedges is provided in Note 17 "Derivatives and Hedging" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on the Company's cash flows and result of operations, the Company performed a sensitivity analysis as part of its risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $1.9 million over the 12-month period ending on September 30, 2020.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2020, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
Certain Factors Affecting Callaway Golf Company
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019, as updated in Part II, Item 1A of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and June 30, 2020, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock. There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2019 and the Form 10-Q for the quarter ended March 31, 2020 and June 30, 2020 with respect to the Risk Factors, other than the addition of the Risk Factors below.

The COVID-19 pandemic has had, and is expected to continue to have, a material and adverse effect on the Company's business, financial condition and results of operations.
The outbreak of COVID-19 has created considerable instability and disruption in the U.S. and world economies. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19, including travel restrictions, “stay-at home” orders and “social distancing” measures and business shutdowns. These measures have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of the Company's markets. In particular, the COVID-19 pandemic has caused significant disruption in the Company's supply and distribution chains for its golf equipment, apparel and other products sold globally, and resulted in temporary closures of its corporate offices and retail stores around the world. A majority of the Company's employees in the United States and Europe are continuing to work from home. Additionally, the COVID-19 pandemic has resulted in the cancellation of golf tournaments, closures of golf courses and a significant decrease in demand for consumer products, including the Company's golf equipment, apparel and other products.
Especially in light of the rising cases of COVID-19 in the United States and worldwide, the Company is unable to accurately predict the impact that the COVID-19 pandemic and the resulting disruptions will have on its operations going forward due to the currently unknowable duration, scope and severity of the COVID-19 pandemic. Also, the Company is unable to accurately predict the impact of the ongoing governmental regulations that have been imposed or new regulations that may be imposed in response to the pandemic. To date, such disruptions have resulted in, among other things, production delays and closures of the Company's manufacturing facilities, retail locations and warehouses, any or all of which could materially and adversely affect its supply and distribution chains and ability to manage its operations. The Company has also experienced staffing shortages as a result of remote working requirements or otherwise. Although certain aspects of the Company's business has improved and net sales increased in the third quarter of 2020 as compared to the third quarter of 2019, the Company expects to continue to be impacted by, the instability and disruption in global economic and market conditions, and the related decreases in customer demand and spending. To the extent that third parties on whom the Company relies for revenue, including, among others, its customers and licensees, are negatively impacted by COVID-19, such third parties may be unwilling or unable to make payments otherwise due to the Company on a timely basis, or at all. In the event of a nonpayment, default or bankruptcy by such third party, the Company's cash flows may be adversely impacted, costs may be incurred to protect its contractual rights, and the Company may be unable to recognize the revenue that the Company otherwise expected to receive from such third party.
Although the Company has taken actions to significantly reduce costs, maximize liquidity and strengthen its operating and financial position, there can be no assurance that such actions will be able to counteract the global economic impacts of the COVID-19 pandemic. If the Company experiences a decline in revenues, cash flows or earnings due to COVID-19, the Company may have difficulty paying interest and principal amounts due on its existing credit facilities or other indebtedness and meeting certain of the financial covenants contained in such credit facilities. Also, if additional financing is required to operate the Company's business, such financing may not be available to the Company on acceptable terms, or at all. While it is premature to predict the ultimate impact of these developments, the Company expects its results in the near-term and beyond will be adversely impacted in a significant manner. Furthermore, when conditions return to a more normal state, the Company may experience difficulties efficiently ramping up its operations to pre-COVID-19 levels in an effective manner.

To the extent the COVID-19 pandemic adversely affects the Company's business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in “Risk Factors” under Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the SEC on March 2, 2020, including, without limitation, risks relating to changes in demand for the Company's products or the supply of the components and materials used to make its products, level of indebtedness, need to generate sufficient cash flows to service the Company's indebtedness, ability to comply with the obligations and financial covenants contained in the Company's existing credit facilities, availability of adequate capital, the ability to execute the Company's strategic plans, U.S. trade, tax or other policies that restrict imports or increase import tariffs, and regulatory restrictions. In addition, if in the future there is a further outbreak of COVID-19, or an outbreak of another highly infectious or contagious disease or other health concern, the Company may be subject to similar risks as posed by COVID-19.
There can be no assurance when or if the Company's proposed Merger with Topgolf will be consummated.
The completion of the Merger is subject to the satisfaction or waiver of a number of conditions as set forth the Merger Agreement, including, among others, the absence of laws in the United States and certain specified jurisdictions enjoining or prohibiting the consummation of the transactions contemplated by the Merger Agreement, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the required approvals by the stockholders of the Company and Topgolf, the effectiveness of a registration statement on Form S-4 (the “Registration Statement”), and the absence of any material adverse effect on the Company or Topgolf. There can be no assurance that the Company and Topgolf will be able to satisfy the closing conditions or that closing conditions beyond the Company’s or Topgolf’s control will be satisfied or waived.
The Merger Agreement also contains certain customary termination rights, including, among others, the right of either party to terminate the Merger Agreement with mutual written consent and in other specified circumstances. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $75.0 million.
The Company and Topgolf are both subject to various business uncertainties, contractual restrictions and requirements while the Merger is pending, that could adversely affect the Company's and Topgolf’s businesses, financial condition and results of operations.
During the pendency of the Merger, it is possible that customers, suppliers, vendors, commercial partners and/or other persons with whom the Company or Topgolf has a business relationship may elect to delay or defer certain business decisions or decide to seek to terminate, change or renegotiate their relationships with the Company or Topgolf, as the case may be, as a result of the Merger, which could significantly reduce the expected benefits of the Merger and/or adversely affect the Company's revenues, earnings and cash flows, and the market price of its common stock, regardless of whether the Merger is completed. Uncertainty about the effects of the Merger on employees may impair the Company’s and Topgolf’s the ability to attract, retain and motivate key personnel during the pendency of the Merger and, if the Merger is completed, for a period of time thereafter. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the Company or Topgolf following the completion of the Merger, the Company and Topgolf may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent. The Company will also incur significant costs related to the Merger, some of which must be paid even if the Merger is not completed. These costs are substantial and include financial advisory, legal and accounting costs.
Under the terms of the Merger Agreement, the Company and Topgolf are also subject to certain restrictions on the conduct of their respective businesses prior to the completion of the Merger, which may adversely affect the Company's and Topgolf’s ability to execute certain of their respective business strategies. Such limitations could adversely affect the Company's and Topgolf’s business, strategy, operations and prospects prior to the completion of the Merger.
Any difficulties resulting from the Merger could adversely affect the Company's business, financial condition and results of operations.
Following the completion of the Merger, the Company may not be able to integrate the Topgolf business successfully or operate the Topgolf business profitably. Integrating any newly acquired business, including Topgolf, could be expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than predicted. The diversion of management’s attention and any delay or difficulties encountered in connection with any such acquisitions could result in the disruption of on-going business or inconsistencies in standards and controls that could negatively affect the Company’s ability to maintain third-party relationships. Moreover, the Company may need to raise additional funds through public or private debt or equity financing, or issue additional shares, to continue operating the Topgolf business, which may result in dilution for stockholders or the incurrence of indebtedness.
As part of the Company’s efforts to acquire companies, business or products or to enter into other significant transactions, including Topgolf, the Company conducts business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite the Company’s efforts, the Company ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not achieve its projected financial performance or realize the intended advantages of the Merger. In addition, it is not possible to accurately predict the full impact of the COVID-19 pandemic on the business, financial condition and results of operations of Topgolf, due to the evolving nature of the COVID-19 pandemic and the extent of its impact across industries and geographies and numerous other uncertainties. There can be no assurance that any efforts taken by Topgolf to address the adverse impacts of the COVID-19 pandemic or actions taken to contain the COVID-19 pandemic or its impact will be effective or will not result in significant additional costs. If Topgolf is unable to recover from a business disruption on a timely basis or otherwise mitigate the adverse effects of the COVID-19 pandemic, the business, financial condition and results of operations of Topgolf could be materially and adversely affected, which could make the Merger less attractive, and the Merger and efforts to integrate the businesses of the two companies may be delayed or become more costly or difficult.
If the Company fails to realize the expected benefits from the Merger, whether as a result of unidentified risks, integration difficulties, COVID-19-related disruptions, litigation with current or former employees and other events, the Company’s business, financial condition and results of operations could be adversely affected.
There has been no public market for Topgolf common stock and the lack of a public market makes it difficult to determine the fair market value of Topgolf.
The outstanding shares of Topgolf common stock are privately held and are not traded on any public market. The lack of a public market may make it more difficult to determine the fair market value of Topgolf than if the outstanding shares of Topgolf common stock were traded publicly. The value ascribed to Topgolf’s securities in other contexts, including in private valuations or financings, may not be indicative of the price at which the outstanding shares of Topgolf common stock may have traded if they were traded on a public market. The consideration to be paid to Topgolf stockholders in the Merger was determined based on negotiations between the parties and likewise may not be indicative of the price at which the outstanding shares of Topgolf common stock may have traded if they were traded on a public market.
The Company may be targeted by securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on the Company’s liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, or from being completed within the expected time frame, which may adversely affect the Company’s and Topgolf’s respective businesses, financial positions and results of operation. Currently, the Company is not aware of any securities class action lawsuits or derivative lawsuits having been filed in connection with the Merger.
The market price of the Company's common stock may decline as a result of the Merger, and the issuance of shares of its common stock to Topgolf stockholders in the Merger may have a negative impact on the Company's financial results, including earnings per share.
The market price of the Company's common stock may decline as a result of the Merger, and holders of its common stock (including Topgolf stockholders who receive the Company's common stock in connection with the Merger) could see a decrease in the value of their investment in its common stock, if, among other things, the Company and the surviving company are unable to achieve the expected growth in earnings, or if the anticipated benefits from the Merger are not realized, or if the

Merger and integration-related costs related to the Merger are greater than expected. The market price of the Company's common stock may also decline if it does not achieve the anticipated benefits of the Merger as rapidly or to the extent expected by financial or industry analysts or if the effects of the Merger on its financial position, results of operations or cash flows are not otherwise consistent with the expectations of financial or industry analysts. The issuance of shares of the Company's common stock in the Merger could on its own have the effect of depressing the market price for its common stock. In addition, some Topgolf stockholders may decide not to continue to hold the shares of the Company's common stock they receive as a result of the Merger, and any such sales of the Company's common stock could have the effect of depressing their market price. Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, the Company's common stock, regardless of its actual operating performance following the completion of the Merger.
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
The following table summarizes the purchases by the Company during the third quarter of 2020. These repurchases represent the number of shares the Company withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended September 30, 2020
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value that May Yet Be Purchased Under the Program
	(in thousands, except per share data)
July 1, 2020-July 31, 2020	—	$—	—	$77,369
August 1, 2020-August 31, 2020	10	$18.71	—	$77,369
September 1, 2020-September 30, 2020	—	$—	—	$77,369
Total	10	$18.71	—	$77,369

(1)	The Company has suspended the 2019 Repurchase Program. The Company has the ability to resume purchases if it deems circumstances warrant it.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
None.

Item 6.    Exhibits

2.1
Agreement and Plan of Merger, dated as of October 27, 2020, by and among Callaway Golf Company, 51 Steps, Inc., and Topgolf International, Inc., incorporated herein by this reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 27, 2020 (file no. 1-10962).

3.1
Restated Certificate of Incorporation of Callaway Golf Company, incorporated herein by this reference to Exhibit 3.3 to the Company's Current Report on Form 8-K, as filed with the Commission on May 14, 2020 (file no. 1-10962).

3.2
Seventh Amended and Restated Bylaws of Callaway Golf Company, incorporated herein by this reference to Exhibit 3.4 to the Company's Current Report on Form 8-K, as filed with the Commission on May 14, 2020 (file no. 1-10962)

10.1
Form of Support Agreement, dated as of October 27, 2020, by and among Callaway Golf Company, 51 Steps, Inc. and certain stockholders of Topgolf International, Inc., incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 27, 2020 (file no. 1-10962).

10.2
Stockholders Agreement, dated as of October 27, 2020, by and among Callaway Golf Company and certain stockholders of Topgolf International, Inc., incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 27, 2020 (file no. 1-10962).

10.3
Registration Rights Agreement, dated as of October 27, 2020, by and among Callaway Golf Company, Topgolf International, Inc. and certain stockholders of Topgolf International, Inc., incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 27, 2020 (file no. 1-10962).

10.4
Fourth Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of October 27, 2020, by and among Callaway Golf Company, certain subsidiaries of Callaway Golf Company, and Bank of America, N.A., as administrative agent and as security trustee, incorporated herein by this reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 27, 2020 (file no. 1-10962).

10.5
Commitment Letter, dated as of October 27, 2020, among Callaway Golf Company, Bank of America, N.A., JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A, Truist Bank, and Truist Securities, Inc., incorporated herein by this reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 27, 2020 (file no. 1-10962).

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
Date: November 9, 2020