Form 10-K
period 2020-12-31
CALLAWAY GOLF CO
filed 2021-03-01
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was $1,648,803,655 based on the closing sales price of the registrant’s common stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and shares held in treasury, without conceding that any of the excluded parties are “affiliates” of the registrant for purposes of the federal securities laws.
As of January 31, 2021, the number of shares outstanding of the registrant’s common stock, $.01 par value, was 94,241,747.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC" or “Commission”) pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Shareholders, which is scheduled to be held on May 19, 2021. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2020.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results, performance, prospects or growth and scale opportunities including, but not limited to, statements relating to future industry and market conditions, the impact of the COVID-19 pandemic on the Company's business, results of operations and financial condition and the impact of any measures taken to mitigate the effect of the COVID-19 pandemic, the benefits of the business combination transaction involving Callaway and Topgolf International, Inc. (“Topgolf”), including the anticipated operations, financial position, liquidity, performance, prospects or growth and scale opportunities of Callaway, Topgolf or the combined company, the strategies, prospects, plans, expectations or objectives of management of Callaway or Topgolf for future operations of the combined company, any statements regarding the approval and closing of the merger, including the need for stockholder approval and the satisfaction of closing conditions, the strength of the Company's brands, product lines and e-commerce business, geographic diversity, market recovery, availability of capital under the Company's credit facilities, the capital markets or other sources, the Company's conservation and cost reduction efforts, future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the expected timing and completion of, and the integration of, the proposed merger of Topgolf, the JW Stargazer Holding GmbH ("Jack Wolfskin") acquisition, and the related financial impact of the future business and prospects of the Company, TravisMathew, LLC ("TravisMathew"), OGIO International, Inc. ("OGIO"), Jack Wolfskin and Topgolf. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:
•certain risks and uncertainties, including changes in capital markets or economic conditions, particularly the uncertainty related to the duration and impact of the COVID-19 pandemic, and related decreases in consumer demand and spending;
•the impact of the COVID-19 pandemic and other potential future outbreaks of infectious diseases or other health concerns, and measures taken to limit their impact, which could adversely affect the Company’s business, consumer demand and supply chain, and the global economy;
•disruptions to business operations whether from COVID-19-related travel restrictions, mandated quarantines or voluntary “social distancing” that affects employees, customers and suppliers, production delays, closures of manufacturing facilities, retail locations, warehouses and supply and distribution chains, and staffing shortages as a result of remote working requirements or otherwise;
•risks and uncertainties related to the Company’s pending merger with Topgolf, including the expected benefits of the proposed transaction, any termination fee that may be payable by Callaway pursuant to the terms of the merger agreement, or the failure to satisfy any of the closing conditions to the proposed transaction on a timely basis or at all;
•costs, expenses or difficulties related to the merger with Topgolf, including the integration of the Topgolf business, or the failure to realize the expected benefits and synergies of the proposed transaction in the expected timeframes or at all;
•the potential impact of the announcement, pendency or consummation of the proposed transaction on relationships with the Company’s and/or Topgolf’s employees, customers, suppliers and other business partners;
•consumer acceptance of and demand for the Company’s products;
•future retailer purchasing activity, which can be significantly affected by adverse industry conditions and overall retail inventory levels;
•any unfavorable changes in U.S. trade or other policies, including restrictions on imports or an increase in import tariffs;

•the level of promotional activity in the marketplace;
•future consumer discretionary purchasing activity, which can be significantly adversely affected by unfavorable economic or market conditions;
•future changes in foreign currency exchange rates and the degree of effectiveness of the Company’s hedging programs;
•the ability of the Company to manage international business risks;
•the Company's ability to recognize operational synergies and scale opportunities across its supply chain and global business platform;
•the costs and disruption associated with activist investors;
•significant developments stemming from the U.K.’s withdrawal from the European Union, which could have a material adverse effect on the Company;
•adverse changes in the credit markets or continued compliance with the terms of the Company’s credit facilities;
•the Company's ability to monetize its investments;
•the Company's ability to successfully integrate, operate and expand the retail stores of the acquired TravisMathew and Jack Wolfskin businesses;
•delays, difficulties or increased costs in the supply of components needed to manufacture the Company’s products or in manufacturing the Company’s products, including the Company's dependence on a limited number of suppliers for some of its products;
•adverse weather conditions and seasonality;
•any rule changes or other actions taken by the United States Golf Association or other golf association that could have an adverse impact upon demand or supply of the Company’s products;
•the ability of the Company to protect its intellectual property rights;
•a decrease in participation levels in golf;
•the effect of terrorist activity, armed conflict, natural disasters or pandemic diseases, including without limitation the COVID-19 pandemic, on the economy generally, on the level of demand for the Company’s products or on the Company’s ability to manage its supply and delivery logistics in such an environment; and
•the general risks and uncertainties applicable to the Company and its business.
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

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of the Company: Alpha Convoy, Apex, Apex DCB, Apex Tour, APW, Arm Lock, Backstryke, Big Bertha, Big Bertha REVA, Big T, Bird of Prey, Black Series, Bounty Hunter, C Grind, Callaway, Callaway Capital, Callaway Golf, Callaway Media Productions, Callaway Super Hybrid, Callaway X, Capital, Chev, Chev 18, Chevron Device, Chrome Soft, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, Dawn Patrol, Demonstrably Superior And Pleasingly Different, Divine, Double Wide, Eagle, Engage, Epic, Epic Flash, Epic Max, Epic Speed, ERC, ERC Soft, Exo, Cage, Fast Tech Mantle, Flash Face Technology, FT Optiforce, FT Performance, FT Tour, Fusion, Fusion Zero, GBB, GBB Epic, Gems, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Grom, Groove- In- Groove Technology, Heavenwood, Hersatility, Hex Aerodynamics, Hex Chrome, HX, Hyper Dry, Hyper-Lite, Hyper Speed Face, Jack Wolfskin, Jailbird, Jailbreak, Jailbreak AI Speed Frame, Kings of Distance, Legacy, Life On Tour, Longer From Everywhere, Luxe, Mack Daddy, Magna, Majestic, MarXman, Mavrik, MD3 Milled, MD4 Tactical, MD5, MD 5 Jaws, Metal-X, Microhinge Face Insert, Microhinge Star, Nanuk, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Works, Offset Groove in Groove, Ogio, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO ME, OGIO RENEGADE, OGIO SAVAGE, OGIO SHADOW, OGIO XIX, Opti Flex, Opti Grip, Opti Shield, OptiFit, Opti Vent, ORG 7, ORG 14, ORG 15, Paw Print, PRESTIGE 7, ProType, ⋅R⋅, Red Ball, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shredder, Silencer, SLED, SoftFast, Solaire, Speed Regime, Speed Step, Steelhead XR, Steelhead, Strata, Stroke Lab, Stronomic, Sub Zero, Superhot, Supersoft, SureOut, TM, Tank, Tank Cruiser, Tech Series, Teron, Texapore, TMCA, Toe Up, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, TravisMathew TM logo, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Uptown, Versa, VFT, W Grind, Warbird, Weather Series, Wedgeducation, White Hot, White Hot OG, White Hot Tour, White Ice, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, X-ACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball.

CALLAWAY GOLF COMPANY

PART I
Item 1.    Business Overview
Callaway Golf Company (the “Company,” “Callaway” or “Callaway Golf”) was incorporated in California in 1982 with the main purpose of designing, manufacturing and selling high quality golf clubs. The Company became a publicly traded corporation in 1992, and in 1999, reincorporated in the State of Delaware. The Company has evolved over time from a manufacturer of golf clubs to a leading manufacturer and distributor of a full line of premium golf equipment and accessories. More recently, in an effort to diversify and explore new growth opportunities, the Company expanded its soft goods business to include lifestyle product lines that are complementary to golf. In 2017, the Company expanded its soft goods business with the acquisitions of OGIO International, Inc. ("OGIO"), a leading manufacturer and distributor of premium storage gear for sport and personal use, and TravisMathew, LLC ("TravisMathew"), a leading designer and distributor of premium golf and lifestyle apparel, gear and accessories. In January 2019, the Company acquired JW Stargazer Holding GmbH, the owner of the international, premium outdoor apparel, footwear and equipment brand, Jack Wolfskin ("Jack Wolfskin"), which further enhanced the Company's lifestyle category and provided a platform in the active outdoor and urban outdoor categories.
In October 2020, the Company entered into a definitive agreement to acquire Topgolf International, Inc. (“Topgolf”) in an all-stock transaction (the "Merger"), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Topgolf and 51 Steps, Inc., a Delaware corporation and wholly-owned subsidiary of Callaway (“Merger Sub”). The Merger is expected to close during the first quarter of 2021, after which the former Topgolf stockholders (other than the Company) are expected to own approximately 48.5% of the combined company on a fully diluted basis.
Reportable Segments and Products
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
Golf balls are sold under the Callaway Golf and Strata brands and compete at various price levels within the golf balls product group. The Company’s golf balls are generally either a 2-piece golf ball (consisting of a core and cover) or a multilayer golf ball (consisting of two or more components in addition to the cover). The Company’s golf ball products include covers that incorporate a traditional dimple pattern as well as covers that incorporate innovative designs, including the Company’s proprietary HEX Aerodynamics (i.e., a lattice of tubes that form hexagons and pentagons), Hybrid Cover, Triple Track Technology and Truvis patterns. Golf balls are generally made of various combinations of synthetic rubber, ionomer blends and urethane processed with other chemicals to optimize performance.
Apparel, Gear and Other
The Company designs, develops and sells high quality soft goods products under the Callaway, TravisMathew, OGIO and Jack Wolfskin brands. The brands deliver a range of premium performance and lifestyle products in the United States and select global markets.
Callaway soft goods products include golf apparel, footwear, and a full range of golf accessories, including golf bags, golf gloves, headwear and practice aids. Callaway golf apparel offerings include tops, bottoms and outerwear for men, women and children made of high-quality fabrics designed for style, comfort and performance.

TravisMathew soft goods includes two brands: TravisMathew and Cuater by TravisMathew ("Cuater"). TravisMathew offers golf and lifestyle apparel, hats, luggage and accessories designed to deliver superior performance that carries over into lifestyle. The brand's lifestyle-oriented aesthetic attracts golfers as well as non-golfers. Cuater's primary product is versatile, premium performance footwear. Cuater also offers belts, hats, socks and underwear.
OGIO offers storage gear for sport and personal use including backpacks, travel bags, duffle bags, golf bags and storage gear accessories, in addition to a line of outerwear, headwear and accessories. OGIO storage offers innovative organization features, durable waterproof construction, and ergonomic and aerodynamic designs.
Jack Wolfskin offers a full line of functional outdoor apparel including jackets, trousers and tops, in addition to footwear and outdoor equipment, including packs and bags, travel bags, tents, sleeping bags and accessories. Jack Wolfskin outdoor apparel is geared for a variety of outdoor sports including trekking and hiking, cycling, mountain sports, backpacking, and winter sports as well as for leisure. Jack Wolfskin outdoor apparel includes softshell jackets, fleece jackets, windbreakers, down jackets, functional jackets and rain jackets for men, women, and children, which are made of high quality textiles. Founded in Frankfurt, Germany, Jack Wolfskin is one of the largest outdoor retailers in Europe.
The following table sets forth the contribution to net sales attributable to the Company's principal product groups for the periods indicated:

	Years Ended December 31,
	2020		2019		2018
	(Dollars in millions)
Golf Clubs	$787.1	49.5%	$768.3	45.2%	$717.3	57.7%
Golf Balls	195.6	12.3%	210.9	12.4%	195.7	15.7%
Golf Equipment	982.7	61.8%	979.2	57.6%	912.9	73.5%

Apparel	349.3	22.0%	410.7	24.1%	112.2	9.0%
Gear, Accessories & Other	257.5	16.2%	311.2	18.3%	217.7	17.5%
Apparel, Gear & Other	606.8	38.2%	721.9	42.4%	329.9	26.5%

Net sales	$1,589.5	100.0%	$1,701.1	100.0%	$1,242.8	100.0%
For a detailed discussion regarding the changes in net sales for each product group from 2020 to 2019 and from 2019 to 2018, see below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” contained in Item 7.
Product Design and Development
Product design at the Company for all of its brands is a result of the integrated efforts of its brand management, research and development, manufacturing and sales departments, all of which work together to generate new ideas for the Company's golf equipment and apparel and soft goods lines. The Company believes it has created a work environment in which new ideas are valued and explored. In 2020, 2019 and 2018, the Company invested $46.3 million, $50.6 million and $40.8 million, respectively, in research and development. The Company intends to continue to invest substantial amounts in its research and development activities in connection with its development of new golf products and soft goods lines.
The Company designs its golf equipment products to be technologically advanced and has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional. The Company has the ability to create and modify product designs by using computer aided design (“CAD”) software, finite element analysis (“FEA”) software and structural optimization techniques employing Artificial Intelligence methods. Further, the Company utilizes a variety of testing equipment and computer software, including golf robots, launch monitors, a proprietary virtual test center, a proprietary performance analysis system, an indoor test range and other methods to develop and test its golf equipment products. Through the use of these technologies, the Company has been able to innovate and enhance product performance at the same time accelerating the design, development and testing of new golf clubs and golf balls.
The Company's soft goods under the Callaway, OGIO, TravisMathew and Jack Wolfskin brands are designed and developed internally and created through manufacturing partners who source materials and create the products according to the Company's brands' specifications.
For certain risks associated with product design and development, see below, “Risk Factors” contained in Item 1A.

Manufacturing and Distribution
The Company has its primary golf club assembly facility in Monterrey, Mexico, and maintains limited golf club assembly in its facilities in Carlsbad, California. In addition, used clubs that the Company receives from its Trade-In Trade-Up program are refurbished at its facility in Austin, Texas. The Company's golf clubs are also assembled in Tokyo, Japan, Swindon, England, Melbourne, Australia and other local markets based on regional demand for custom clubs. In addition, the Company utilizes golf club contract manufacturers in China and Vietnam. In 2020, 2019 and 2018, most of the Company’s golf club assembly volume was made in regions outside of the United States. Overall, the golf club assembly process is fairly labor intensive, requires extensive global supply chain coordination and utilizes raw materials that are obtained from suppliers both internationally and within the United States.
The Company has a golf ball manufacturing facility in Chicopee, Massachusetts, and also utilizes golf ball contract manufacturers in Taiwan and China. In 2020, approximately 70% of the Company's golf ball unit volume was manufactured in regions outside of the United States. In each of 2019 and 2018, approximately 60% of the Company's golf ball unit volume was manufactured in regions outside of the United States. The overall golf ball manufacturing process utilizes raw materials that are obtained from suppliers both internationally and within the United States.
The Company utilizes third-party contract manufacturers for its Callaway, OGIO, TravisMathew and Jack Wolfskin soft goods products located in various countries, including Vietnam, Indonesia, China, Thailand, Bangladesh, the Philippines, and Peru.
The Company has its primary distribution center in Fort Worth, Texas for the distribution of goods in North America, in addition to distribution centers in Toronto, Canada; Swindon, England; Melbourne, Australia; Hamburg, Germany; and Shanghai, China, and third-party logistical operations in Tokyo, Japan and Seoul, Korea to support the distribution needs of markets they serve.
For certain risks associated with manufacturing and distribution, see “Risk Factors” contained in Item 1A.
Sales and Marketing
The Company sells its golf equipment and soft goods products in the United States and internationally in over 120 countries worldwide, directly and through its wholly-owned subsidiaries, to wholesale customers and directly to consumers through its retail locations and on-line through its websites. The Company also sells certified pre-owned golf clubs directly to consumers or through certain authorized retailers. In addition, the Company licenses its trademarks and service marks in exchange for a royalty fee to third parties for use on certain golf related apparel and accessories.
Of the Company’s total net sales, approximately 49%, 46% and 57% were derived from sales to customers within the United States in 2020, 2019 and 2018, respectively, and approximately 51%, 54% and 43% were derived from sales for distribution outside of the United States in 2020, 2019 and 2018, respectively. The increase in the Company's international business in 2019 was primarily due to the Jack Wolfskin acquisition completed in January 2019. Jack Wolfskin conducts its business predominantly in Europe and China.
The majority of the Company’s international sales are made through its wholly-owned subsidiaries located primarily in Europe, Japan, China, Korea, Canada and Australia. In addition to sales through its subsidiaries, the Company also sells through its network of distributors in over 50 foreign countries, including Singapore, Malaysia, the Philippines, South Africa, and in numerous countries in Central and South America. Sales to distributors outside of the United States generally reflect an export pricing discount to compensate international distributors for selling and distribution costs.
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
The Company also sells TravisMathew apparel, gear and accessories directly to consumers through its various TravisMathew retail locations in the United States and Japan, and Callaway apparel, gear and accessories through its various retail, outlet and store-in-store locations in Japan.
The Company sells Jack Wolfskin-branded outdoor apparel, gear and accessories in Europe, China, Canada, Japan, and in its first United States location which opened in Park City, Utah in 2020. Jack Wolfskin sells its products directly and through its wholly-owned subsidiaries to third party distributors and retail stores, on-line retailers, department stores, mail order stores, and directly to consumers through its various Jack Wolfskin retail stores primarily in Europe.
In addition, the Company sells its full line of golf equipment products, OGIO products, TravisMathew products and Jack Wolfskin products directly to consumers through its websites www.callawaygolf.com, www.odysseygolf.com, www.ogio.com, www.travismathew.com, and www.jackwolfskin.com.
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
Licensing
The Company, in exchange for a royalty fee, licenses its trademarks and service marks to third parties for use on products such as golf apparel and footwear, and practice aids. With respect to its line of golf apparel, the Company has current licensing arrangements with Perry Ellis International for a complete line of men’s and women’s apparel for distribution in certain retail channels in the United States, Canada, Latin America, Europe, Middle East and Africa. With respect to OGIO-branded bags, the Company has a licensing arrangement with SanMar Corporation for OGIO products and SanMar-designed, OGIO-branded products for distribution in the corporate channel in the United States, Canada and Mexico. In addition, OGIO also has a licensing agreement with Jim O'Neal Distributing, Inc. for a line of motorsports products. With respect to the Callaway Golf-branded footwear line, the Company has a licensing arrangement with Klone Lab, LLC for a complete line of men’s and women’s golf footwear for distribution in certain retail channels in the United States and Canada. In addition, the Company licenses its trademarks to other third parties, including IZZO Golf for practice aids and sunglasses and Walman Optical for a line of prescription Callaway eyewear.

Advertising and Promotion
The Company develops and executes its advertising and promotional campaigns for its products based on the Company’s global brand principles. The Company's target audience varies by the different products and brands in its portfolio. For the golf equipment and golf related accessories products within the United States, the Company has focused its advertising efforts mainly on television commercials, primarily on The Golf Channel, and on network television during golf telecasts, web-based digital and social media advertising, printed advertisements in national magazines, such as Golf Magazine and Golf Digest, as well as in-store advertising. The Company also engages in non-traditional marketing activities through strategic investments in third parties, including Topgolf, with whom the Company entered into a Merger Agreement in October 2020.
Advertising of the Company’s golf equipment products outside of the United States is generally handled by the Company’s subsidiaries, and while it is based on the Company’s global brand principles, the local execution is tailored to each region based on its unique consumer market and lifestyles.
The OGIO, TravisMathew and Jack Wolfskin soft goods product lines are marketed towards audiences beyond the golf equipment and golf related accessories products. The Company uses a variety of channels to advertise and promote such products, including social media, branded retail stores, traditional digital and print publications, and experiential events.
In addition, the Company establishes relationships with professional athletes and personalities in order to promote the Company’s products. The Company has entered into endorsement arrangements with members of the various professional golf tours to promote the Company’s golf club and golf ball products as well as golf bags and various golf accessories. The Company has also entered into arrangements with other athletes and personalities to promote its OGIO, TravisMathew and Jack Wolfskin-branded products. For certain risks associated with such endorsements, see “Risk Factors” contained in Item 1A.
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
For both golf clubs and golf balls, the Company generally competes on the basis of technology, quality, performance, customer service and price. In order to gauge the effectiveness of the Company’s response to such factors, management receives and evaluates Company-generated market trends for U.S. and foreign markets, as well as periodic public and customized market research for the U.S. and U.K. markets from Golf Datatech and NGF that include trends from certain on- and off-course retailers. In addition, the Company utilizes GfK Group for markets in Japan.
In addition, the Company's competitors in the soft goods market vary by product. For golf apparel and accessories, the competitors are generally other golf companies and premium golf apparel companies, as well as specialty retailers. While the TravisMathew business faces competition from the premium golf apparel companies, they also compete in department stores with other men’s apparel companies, including Bonobos, johnnie-O, Nike, Peter Millar, Ted Baker London and Vince. With the addition of the Jack Wolfskin business, there are a number of well-established and well-financed companies with recognized brand names with which the Company competes, including Patagonia, Columbia and The North Face. The Company seeks to differentiate itself through elevated design, premium materials and product innovation.

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
Apparel, Gear and Other
Sales of the Company's golf and lifestyle apparel, gear and accessories generally follow the same seasonality as golf equipment, and are therefore generally higher during the first half of the year when the game of golf is mostly played. Sales of outdoor apparel, footwear and equipment related to the Jack Wolfskin business focus primarily on outerwear and consequently experience stronger sales for such products during the cold-weather months and the corresponding prior sell-in periods. Therefore, sales of Jack Wolfskin product are generally greater during the second half of the year.
Environmental and Social Responsibility
By being active and visible in the community and by embracing the principles of environmental stewardship, the Company believes it is acting in an environmentally and socially responsible manner. In 2019, the Company, at the direction of its Chief Executive Officer and Board of Directors, launched the Sustainability Program, covering its global footprint with direction to enhance and improve the Company’s overall performance in the sustainability space. Core team members, known as Sustainability Champions, have been selected from throughout the organization to drive large scale global projects which build on the Company’s ongoing environmental and social sustainability efforts, as well as to promote smaller scale employee-driven initiatives at the local level. These projects and initiatives are benchmarked against the sustainability frameworks published by the Global Reporting Initiative ("GRI") and the Sustainability Accounting Standards Board ("SASB") with respect to sustainability issues that are likely to affect the financial conditions or operating performances of companies in the consumer goods and apparel sectors. In connection with the launching of the Sustainability Program, the Company established the Executive Sustainability Committee comprised of its Chief Executive Officer, Chief Financial Officer and other executive officers. The progress made through the Sustainability Program is reported quarterly to the Executive Sustainability Committee and annually to the Board of Directors.
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
Social Matters
The Company maintains a Code of Conduct, Supplier Code of Conduct and Human Rights Policy, which establish the foundation of its Corporate Social Responsibility ("CSR") Program that was established in 2007. In 2019, the Company updated its CSR audit policy and procedure, benchmarking against the United Nations Universal Declaration of Human Rights and International Labor Organization Guidelines. The Company takes actions as necessary to ensure supplier compliance, and actively works with suppliers to improve performance through training, internal and third-party audits and corrective action plan validation. The Company employs a team to conduct and oversee corporate social responsibility audits globally and has not identified any material compliance issues with its suppliers to date.
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
Sustainability Program
The Company believes it is important to conduct its business in an environmentally, economically and socially sustainable manner. In this regard, the Company’s Sustainability Program focuses on initiatives across various environmental and social pillars, some of which are listed below, which have been benchmarked against recognized environmental, social, and corporate governance (ESG) guidelines. As part of the Sustainability Program, these efforts are discussed amongst the Sustainability Core Team to aid in collaboration and best practice sharing/implementation across the Company’s brands, product categories, and regions. Examples of these efforts are visible in the following areas within the Company:
Environmental Initiatives
Energy & Carbon/Climate
•Collaborated with large golf club supplier in China on its installation of a system to capture and treat at least 90% of harmful smog producing volatile organic compound (VOC) emissions and trialing water-based paints to further reduce emissions;
•Earned the U.S. Environmental Protection Agency SmartWay Certification, which promotes environmentally-efficient transportation, improving efficiency and reducing the Company’s carbon footprint;
•100% green electricity used at Jack Wolfskin Idstein headquarters, Jack Wolfskin Hamburg distribution center and Jack Wolfskin retail stores in Germany, Austria and Switzerland;
•Reduced the carbon emissions of the Company’s U.K.-based vehicle fleet by increasing the percentage of hybrid or electric vehicles in the fleet from 22% at the end of 2019 to 24% at the end of 2020, and updated the Company’s policy in the U.K. to require that every new vehicle have a lower emissions output than the prior vehicle; and
•Installed high efficiency LED light bulbs in the Company’s Carlsbad headquarters, TravisMathew’s Huntington Beach headquarters and distribution center facilities located in Korea, which reduce energy consumption and increase bulb lifecycle.
Water
•Switched irrigation from city water to reclaimed water at the Company’s Carlsbad headquarters and performance center;
•Jack Wolfskin requested that tier 2 suppliers perform wastewater testing according to Zero Discharge of Hazardous Chemicals (“ZDHC”) guidelines; and
•Since the Spring/Summer 2020 collection, Jack Wolfskin suppliers have saved approximately 760,000 liters of water and 23.8 tons of chemicals during production by using dyeing technologies that use less water and chemicals.
Natural Resources & Risks/Opportunities
•Implemented annual Jack Wolfskin Wolf Trail event in China where volunteers hike and pick up trash along the way; and
•Launched the “I Love a Green Callaway” program to make the Company’s Carlsbad headquarters and Australia subdivision more green (i.e., using less plastic and Styrofoam, providing reusable dishware options, improving labeling and placement for recycling bins, defaulting printers to duplex printing, etc.).
Waste, Recycling & Toxicity
•Reduced single-use plastics use in the Company’s U.K. Pre-Owned Golf Club packaging in 2020 by 53,000 pieces compared to 2019;
•Increased use of sustainable materials in Point of Sale advertising in the Company’s U.K. and Australian subdivisions;
•Increased use of digital information and processes (e.g., forms, invoices, etc.) to replace printed versions in several subdivisions, including U.K., Australia, Japan and China;
•Continued to execute New Material Review Process for new chemicals, such as paints and solvents, being used at the Company’s manufacturing/assembly facilities and suppliers to reduce impact to air quality and risk to worker/public health and safety, and to identify green alternatives;
•Jack Wolfskin continued to request that its partners use the ZDHC Manufacturing Restricted Substances List (MRSL) which does not permit the use of prohibited chemicals, or that may not exceed strict concentration limits, throughout the complete production process;
•68% of the fabrics in Jack Wolfskin’s Spring/Summer 2021 collection are bluesign® approved (bluesign® reduces hazards and risks associated with chemicals used in the textile manufacturing process);
•Jack Wolfskin developed three recycled technologies (Texapore-Ecosphere, Nanuk-Ecosphere and Microguard-Ecosphere); and
•Jack Wolfskin implemented 100% recycled anti-mold polybags and biodegradable desiccants, allowing planned discontinuation of silica gel desiccants.
Social Initiatives
Human Rights
•Implemented a supplier product compliance scorecard designed to reduce risk and drive improvement of best practices with suppliers and to be used as a criterion for supplier selection;
•Since 2019, over half of the management level position new hires and promotions within the United States across the Company and its subsidiaries have been either women or diverse candidates;
•Participated in job fairs and career days in conjunction with and in support of PGA Works, which is a strategic initiative designed to diversify the golf industry’s workforce;

•Sponsored Howard University’s Golf Team through the Company’s partnership with Stephen Curry as part of efforts to increase diversity and inclusion in (and awareness of) golf; and
•TravisMathew donated over $500,000 to the Oscar de la Hoya Foundation, which aims to create more opportunities for people coming from underprivileged communities in the greater Los Angeles area, such as supporting various after-school programs and local medical centers.
Labor, Health & Safety
•Installed crown grinding dust collection boxes at golf club suppliers to limit operator exposure to harmful dust and chemicals;
•Supported automation efforts at golf club suppliers to reduce manual polishing and grinding activities by workers, which could cause hand-arm vibration syndrome (HAVS) injuries;
•Qualified a new golf ball manufacturing process for injection molding, providing a safer environment for workers as an alternative to the existing process, which requires more handling of a hazardous chemical and therefore greater risk for exposure; and
•Established a global COVID-19 core team (including senior leadership) to strategize about impacts to employees and customers, develop and implement comprehensive COVID-19 policies, procedures, and reopening plans in support of country, federal, state, and local guidelines, and train employees on site-specific protocols.
Product Safety, Quality & Brand
•Maintained product safety and quality standards by means of the Jack Wolfskin Green Book, TravisMathew Quality Manual, and AAFA Restricted Substances List (RSL); and
•Experienced no product recalls due to safety or environmental compliance across all brands in 2020.
Intellectual Property
The Company is the owner of approximately 4,200 U.S. and foreign trademark registrations and over 1,900 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress and other statutory and common laws. The Company’s intellectual property rights are very important to the Company, and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces its rights through litigation. Information regarding current litigation matters in connection with intellectual property is contained in Note 14 “Commitments & Contingencies—Legal Matters” in the Notes to Consolidated Financial Statements in this Form 10-K.
The Company’s patents are generally in effect for up to 20 years from the date of the filing of the patent application. The Company’s trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. For certain risks associated with intellectual property, see “Risk Factors” contained in Item 1A.
Human Capital Resources
Employee Profile
As of December 31, 2020, and 2019, the Company and its subsidiaries had approximately 4,200 and 4,180 full-time and part-time employees, respectively. The Company employs temporary manufacturing workers as needed based on labor demands that fluctuate with the Company's seasonality.
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
Culture and Values
Callaway Golf Company is a premium golf equipment and active lifestyle company with a portfolio of global brands, including Callaway Golf, Odyssey, OGIO, TravisMathew and Jack Wolfskin. Through an unwavering commitment to innovation, The Company manufactures and sells premium golf clubs, golf balls, golf bags and golf accessories as well as active lifestyle apparel, footwear, backpacks, sport and travel bags, and other active lifestyle equipment and accessories. The Company’s culture supports this, and its employees are guided by its culture statement: be humble and hungry, act with integrity and respect, dare to be great, do what you say you’re going to do, put the team and customer before self and be “one team-one company.”
Diversity and Inclusion
The Company is headquartered in Carlsbad, California and maintains regional offices, distribution centers, and retail stores in numerous locations around the world. The Company’s employees bring a blend of experience and diverse backgrounds from around the world, and the Company is committed to recruiting, developing and promoting a diverse and inclusive workforce while offering unique opportunities and career paths for its employees. The Company seeks to hire the best qualified individuals and does not discriminate on the basis of actual or perceived race, creed, color, religion, national origin, citizenship status, age, disability, marital status, sexual orientation, gender, gender identity and similar classifications. Since 2019, over half of the new hires and promotions into management level positions within the United States across the Company and its subsidiaries have been women or diverse candidates. The Company has an ongoing commitment to increase the number of women and diverse candidates throughout all levels of management. Diversity and Inclusion Training is a requirement for all employees.
Employee Well Being
The Company is committed to the health and well-being of its employees, and designs its compensation and benefits programs to demonstrate this commitment. For example, in addition to offering competitive compensation and a full suite of standard benefits, including comprehensive health, life and disability insurance coverage and a retirement plan with matching benefits, the Company offers its employees product discounts and the ability to participate in wellness programs. The Company offers benefit plan participants the opportunity to reduce employee health care costs through wellness incentives. Participants and their spouses, who choose to participate in an annual exam with their personal physician, receive discounts to their medical payroll deductions each pay period. In addition, participants can earn cash rewards through preventive care activities such as cancer screenings, dental check-ups, and weight loss or exercise programs. The Company provides an Employee Assistance program to all employees. Fitness facilities, yoga and exercise programs, and education addressing physical, mental, social, nutritional, and financial health are offered.
In addition, the Company's commitment to its employees’ and customers’ health and safety were paramount during the COVID-19 pandemic. The Company undertook various safety measures which were outlined in the Safe Reopening Plans at each location and included implementing work from home measures, establishing social distancing guidelines, increasing cleaning protocols at such sites, requiring face coverings to be worn at all offices and retail stores, and temperature checks upon entering the building. Additionally, the Company established a global COVID-19 core team (including senior leadership) to strategize about impacts to employees and customers, develop and implement comprehensive COVID-19 policies, procedures, and reopening plans in support of country, federal, state, and local guidelines, and train employees on site-specific protocols.
The Company provides a work environment where opportunities for training and development are provided to employees. The core training provided include Code of Conduct, Anti-Corruption, Safety and Diversity & Inclusion training. In addition to the on-the-job skills training, Callaway Golf offers various leadership programs including Emerging Leadership Programs, including Corporate, Operations and Sales, Callaway Leadership Academy, Global Operations Leadership Training, Sales Management Training, and various ad hoc leadership courses. The Company also offers product training to its customers and requires Supplier Code of Conduct training for its suppliers.
Community Giving
The Company also has two existing programs focusing on the community: the Callaway Golf Company Foundation and the Callaway Golf Company Employee Community Giving Program. Through these programs, the Company and its employees are able to give back to the community through monetary donations and by providing community services. Through the Callaway Golf Company Foundation, the Company strives to create healthy communities where its stakeholders live and work, by focusing on supporting programs that improve lives and contribute to communities on a select basis. Through the Callaway Golf Company Employee Community Giving Program, Company employees and their family members volunteer with local non-profit organizations. These projects are coordinated by a volunteer steering committee and focus on a variety of charitable endeavors, including improving the environment, youth empowerment, helping homeless and disadvantaged, animal care and military care. Additional information on both of these programs is available on the Company’s website www.callawaygolf.com.
Information About The Company's Executive Officers
Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held
Oliver G. Brewer III	57	President and Chief Executive Officer, Director
Brian P. Lynch	59	Executive Vice President, Chief Financial Officer
Glenn Hickey	59	Executive Vice President, Callaway Golf
Mark F. Leposky	56	Executive Vice President, Global Operations
Joe B. Flannery	49	Executive Vice President, Apparel and Soft Goods
Oliver G. Brewer III is a Director and President and Chief Executive Officer of the Company and has served in such capacity since March 2012. Since 2012 Mr. Brewer has served as a Director of Topgolf International, Inc. in which Callaway Golf has a minority ownership interest. Additionally, Mr. Brewer served on the National Golf Foundation's Board from 2014 to 2019. Before joining Callaway Golf, Mr. Brewer served as the President and Chief Executive Officer of Adams Golf, Inc. beginning in January 2002. He was President and Chief Operating Officer of Adams Golf from August 2000 to January 2002 and Senior Vice President of Sales and Marketing of Adams Golf from September 1998 to August 2000. Mr. Brewer also served on the Board of Directors of Adams Golf from 2000 until his resignation effective February 2012. Mr. Brewer has an M.B.A. from Harvard University and a B.S. in Economics from the College of William and Mary.
Brian P. Lynch is Executive Vice President and Chief Financial Officer and Chief Legal Officer of the Company and has served in such capacity since January 2019. He served as the Company’s Senior Vice President, General Counsel and Corporate Secretary commencing in June 2012 before being appointed the additional role of Interim Chief Financial Officer in April 2017 and Chief Financial Officer in July 2017. Mr. Lynch is responsible for the Company’s finance, accounting, law, information technology, corporate audit, and compliance functions. Mr. Lynch serves on the Board of Directors of the Callaway Golf Foundation. Mr. Lynch also formerly served as the Company’s Chief Ethics Officer from 2012 to 2018. Mr. Lynch first joined Callaway Golf in December 1999 as Senior Corporate Counsel and was appointed Associate General Counsel and Assistant Secretary in April 2005 and Vice President and Corporate Secretary in November 2008. Mr. Lynch received a J.D. from the University of Pittsburgh and a B.A. in Economics from Franklin and Marshall College.
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
Information with respect to the Company’s employment agreements with its Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers will be contained in the Company’s definitive Proxy Statement in connection with the 2021 Annual Meeting of Shareholders. In addition, copies of the employment agreements for all the executive officers are included as exhibits to this report.
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
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operating results, cash flows and financial conditions.
Risks Related to the Company's Industry and Business
•A reduction in the number of rounds of golf played or in the number of golf participants could adversely affect the Company’s sales.
•The Company may have limited opportunities for future growth in sales of golf clubs and golf balls.

•The COVID-19 pandemic has had, and is expected to continue to have, a material and adverse effect on the Company's business, financial condition and results of operations.
•Unfavorable economic conditions, including as a result of the COVID-19 pandemic, could have a negative impact on consumer discretionary spending and therefore negatively impact the Company’s results of operations, financial condition and cash flows.
•A severe or prolonged economic downturn could adversely affect the Company's customers’ financial condition, their levels of business activity and their ability to pay trade obligations.
•The Company faces intense competition in each of its markets and if it is unable to maintain a competitive advantage, loss of market share, revenue, or profitability may result.
•The Company’s expanding apparel business, and operation of related retail locations, is subject to various risks and uncertainties, and the Company’s growth and strategic plans may not be fully realized.
•The Company may be unable to successfully manage the frequent introduction of new products that satisfy changing consumer preferences.
•The Company’s business depends on strong brands, and if the Company is not able to maintain and enhance the Company’s brands, its sales may be adversely affected.
•The Company’s business and operating results are subject to seasonal fluctuations, which could result in fluctuations in its operating results and stock price.
•The Company’s sales and business could be materially and adversely affected if professional athletes do not endorse or use the Company’s products.
•Any significant changes in U.S. trade or other policies that restrict imports or increase import tariffs could have a material adverse effect on the Company’s results of operations.
Risks Related to Operations, Manufacturing, and Technology
•The Company has significant international operations and is exposed to risks associated with doing business globally.
•If the Company inaccurately forecasts demand for its products, it may manufacture either insufficient or excess quantities, which, in either case, could adversely affect its financial performance.
•The Company’s expanding international operations could be harmed if it fails to successfully transition its business processes on a global scale.
•The Company may be subject to product warranty claims that require the replacement or repair of products sold. Such warranty claims could adversely affect the Company’s results of operations and relationships with its customers.
•Failure to adequately enforce the Company’s intellectual property rights could adversely affect its reputation and sales.
•Cyber-attacks, unauthorized access to, or accidental disclosure of, consumer personally-identifiable information that the Company collects may result in significant expense and negatively impact the Company's reputation and business.
Risks Related to Regulations
•Regulations related to “conflict minerals” require the Company to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing the Company’s products.
•Changes in, or any failure to comply with, data privacy laws, regulations, and standards may adversely affect the Company’s business.

Risks Related to Tax and Financial Matters
•Changes in tax lax, including as a result of the 2020 United States presidential and congressional elections, and unanticipated tax liabilities could adversely affect the Company’s effective income tax rate and profitability.
•The Company’s obligations and certain financial covenants contained under its existing credit facilities expose it to risks that could materially and adversely affect its liquidity, business, operating results, financial condition and limit its flexibility in operating its business.
Risks Related to the Merger with Topgolf
•There can be no assurance when or if the proposed Merger will be consummated.
•Callaway and Topgolf are both subject to various business uncertainties, contractual restrictions and requirements while the Merger is pending that could adversely affect Callaway’s and Topgolf’s business, financial condition and results of operations.
•Any difficulties resulting from the Merger, including COVID-19-related disruptions, could adversely affect Callaway’s and Topgolf’s business, financial condition and results of operations.
•Callaway has been and may continue to be targeted by securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Merger from being completed.
•The market price of Callaway’s common stock may decline as a result of the Merger, and the issuance of shares of Callaway common stock to Topgolf stockholders in the Merger may have a negative impact on Callaway’s financial results, including earnings per share.
•Failure to complete the Merger may result in either Callaway or Topgolf paying a termination fee to the other party, which could harm the common stock price of Callaway and future business and operations of each company.
•The Merger may be completed even though a material adverse effect may result from the announcement of the Merger, industry-wide changes or other causes.
Risks Related to the Combined Company
•Following the Merger, Callaway may not be able to integrate Topgolf successfully into Callaway and many of the anticipated benefits of acquiring Topgolf may not be realized.
•Uncertainties associated with the Merger may cause a loss of management personnel and other key employees, and Callaway and Topgolf may have difficulty attracting and motivating management personnel and other key employees.
•Completion of the Merger will trigger change in control, assignment or other provisions in certain agreements to which Topgolf or its subsidiaries are a party. Failure to obtain the consent of the counterparty in these agreements may have an adverse impact on Topgolf’s or the combined company’s business and results of operations.
•Callaway and Topgolf will incur significant transaction and integration-related costs in connection with the Merger, and any such costs could adversely affect Callaway’s ability to execute on its integration plan.
•The market price of Callaway common stock may decline as a result of the Merger.
Risks Related to the Company's Industry and Business
A reduction in the number of rounds of golf played or in the number of golf participants could adversely affect the Company’s sales.
The Company generates a large majority of its revenues from the sale of golf-related products, including golf clubs, golf balls and golf accessories. In addition, the Company generates substantial revenues from the sale of golf-related soft goods, including apparel, gear and other accessories. The demand for golf-related products in general, and golf balls in particular, as well as the demand for golf-related soft goods, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. If golf participation decreases or the number of rounds of golf played decreases, sales of the Company’s products may be adversely affected. In the future, the overall dollar volume of the market for golf-related products may not grow or may decline.
In addition, the demand for golf products and other soft goods and apparel is directly related to the popularity of magazines, cable channels and other media dedicated to golf, television coverage of golf tournaments and attendance at golf events. The Company depends on the exposure of its products through advertising and the media or at golf tournaments and events. Any significant reduction in television coverage of, or attendance at, golf tournaments and events (whether as a result of COVID-19-related restrictions or otherwise) or any significant reduction in the popularity of golf magazines or golf television channels, could reduce the visibility of the Company’s brand and could adversely affect the Company’s sales.
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
The outbreak of COVID-19 has created considerable instability and disruption in the U.S. and world economies. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19, including travel restrictions, “stay-at home” orders and “social distancing” measures and business shutdowns. These measures have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of the Company's markets. In particular, the COVID-19 pandemic has caused significant disruption in the Company’s supply and distribution chains for its golf equipment, apparel and other products sold globally, and resulted in temporary closures of its corporate offices and retail stores around the world. A majority of the Company's employees in the United States and Europe are continuing to work from home. Additionally, the COVID-19 pandemic has resulted in the cancellation of golf tournaments, restrictions on attendance at golf tournaments and related events, closures of golf courses and a significant decrease in demand for consumer products, including the Company's golf equipment, apparel and other products.
The Company is unable to accurately predict the impact that the COVID-19 pandemic and the resulting disruptions will have on its operations going forward due to the currently unknowable duration, scope and severity of the COVID-19 pandemic and the timing and effectiveness of vaccine distribution. Also, the Company is unable to accurately predict the impact of the ongoing governmental regulations that have been imposed or new regulations that may be imposed in response to the pandemic. To date, such disruptions have resulted in, among other things, production delays and closures of the Company's manufacturing facilities, retail locations and warehouses, any or all of which could materially and adversely affect its supply and distribution chains and ability to manage its operations. The Company has also experienced staffing shortages as a result of remote working requirements or otherwise. Although certain aspects of the Company's business has improved and net sales increased in the third quarter of 2020 as compared to the third quarter of 2019, the Company expects to continue to be impacted by, the instability and disruption in global economic and market conditions, and the related decreases in customer demand and spending. To the extent that third parties on whom the Company relies for revenue, including, among others, its customers and licensees, are negatively impacted by COVID-19, such third parties may be unwilling or unable to make payments otherwise due to the Company on a timely basis, or at all. In the event of a nonpayment, default or bankruptcy by such third party, the Company’s cash flows may be adversely impacted, costs may be incurred to protect its contractual rights, and the Company may be unable to recognize the revenue that the Company otherwise expected to receive from such third party.

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
To the extent the COVID-19 pandemic adversely affects the Company's business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, including, without limitation, risks relating to changes in demand for the Company's products or the supply of the components and materials used to make its products, level of indebtedness, need to generate sufficient cash flows to service the Company’s indebtedness, ability to comply with the obligations and financial covenants contained in the Company’s existing credit facilities, availability of adequate capital, the ability to execute the Company's strategic plans, U.S. trade, tax or other policies that restrict imports or increase import tariffs, and regulatory restrictions. In addition, if in the future there is a further outbreak of COVID-19 or a variation thereof, or an outbreak of another highly infectious or contagious disease or other health concern, the Company may be subject to similar risks as posed by COVID-19.
Unfavorable economic conditions, including as a result of the COVID-19 pandemic, could have a negative impact on consumer discretionary spending and therefore negatively impact the Company’s results of operations, financial condition and cash flows.
The Company’s golf-related products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions and when consumers are feeling confident and prosperous. The Company’s soft goods and apparel products are similarly dependent on consumer discretionary spending and retail traffic patterns. In particular, the Company’s recently acquired outdoor apparel, gear and accessories brands are premium in nature and, therefore, the purchasing patterns of consumers can vary year to year. Discretionary spending is also affected by many other factors, including general business conditions, interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. Purchases of the Company’s products could decline during periods when disposable income is lower, or during periods of actual or perceived unfavorable economic conditions, including as a result of the COVID-19 pandemic. A significant or prolonged decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect consumer discretionary spending, whether in the United States or in the Company’s international markets, could result in reduced sales of the Company’s products, which in turn would have a negative impact on the Company’s results of operations, financial condition and cash flows.
A severe or prolonged economic downturn could adversely affect the Company's customers’ financial condition, their levels of business activity and their ability to pay trade obligations.
The Company primarily sells its products to retailers directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. However, a severe or prolonged downturn in the general economy could adversely affect the retail market which in turn, would negatively impact the liquidity and cash flows of the Company's customers, including the ability of such customers to obtain credit to finance purchases of the Company's products and to pay their trade obligations. In addition, as a result of COVID-19 related restrictions or public safety measures, many retail stores have been and may continue to operate in a more limited capacity, which could result in fewer consumers purchasing our products. This could result in increased delinquent or uncollectible accounts for some of the Company’s customers. A failure by the Company’s customers to pay on a timely basis a significant portion of outstanding account receivable balances would adversely impact the Company’s results of operations, financial condition and cash flows.

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
With respect to golf club sales, new product introductions, price reductions, consignment sales, extended payment terms, “closeouts,” including closeouts of products that were recently commercially successful, and significant tour and advertising spending by competitors continue to generate intense market competition. Furthermore, downward pressure on pricing in the market for new clubs could have a significant adverse effect on the Company’s pre-owned golf club business as the gap narrows between the cost of a new club and a pre-owned club. Successful marketing activities, discounted pricing, consignment sales, extended payment terms or new product introductions by competitors could negatively impact the Company’s future sales.
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
Apparel, Gear and Other. The Company’s apparel, gear and other business includes the Jack Wolfskin outdoor apparel, gear and accessories business, the TravisMathew golf and lifestyle apparel and accessories business, and the Callaway soft goods business and the OGIO business, which consists of golf apparel and accessories (including golf bags and gloves), storage gear for sport and personal use, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products. The Company faces significant competition in every region with respect to each of these product categories. In most cases, the Company is not the market leader with respect to its apparel, gear and accessory markets.
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
The Company has been expanding its focus over the last several years to include soft goods and apparel, in addition to its core golf business, primarily through the acquisitions of OGIO and TravisMathew in 2017 and Jack Wolfskin in 2019. Jack Wolfskin is an international, premium outdoor apparel, footwear and equipment brand, and it designs products targeted at the active outdoor and urban outdoor customer categories. The scale and global scope of the Jack Wolfskin acquisition involves various risks and uncertainties described throughout this Annual Report on Form 10-K, including in this “Risk Factors” section, as well as the following:
•Maintaining its market share in its key markets such as Germany, Austria, Switzerland and China in the face of increasing competition and new competitors;
•Difficulties in developing the Jack Wolfskin brand in the North American and other target markets;
•Significant competition from existing premium outdoor apparel companies in target markets;
•Continually changing consumer preferences; and
•Difficulties in managing or realizing sustainable profitability from Jack Wolfskin’s large network of global wholesale retail partners, consisting of hundreds of third party owned retail locations.
Additionally, as a result of the Company’s golf apparel joint venture in Japan in July 2016 and the acquisitions of TravisMathew in August 2017 and Jack Wolfskin in January 2019, the Company now maintains over 150 retail locations around the world. The Company’s retail operations are subject to various factors that pose risks and uncertainties and which could adversely impact the Company’s financial condition and operating results. Such factors include, but are not limited to, macro-economic factors that could have an adverse effect on retail activity generally; the Company’s ability to successfully manage retail operations and a disparate retail workforce across various jurisdictions; governmental restrictions or public safety measures put in place as a result of the COVID-19 pandemic, resulting in such retail stores operating in a more limited capacity and with fewer in-person customers; to manage costs associated with retail store operations and fluctuations in the value of retail inventory; to manage relationships with existing retail partners; and to obtain and renew leases in quality retail locations at a reasonable cost and on reasonable and customary terms.
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
The Company’s expanding apparel business is subject to pressures from changing consumer preferences on a global level and the Company’s ability to timely introduce products that anticipate and/or satisfy such preferences. Changes in consumer preferences, consumer purchasing behavior, consumer interest in recreational or other outdoor activities, and fashion trends could have a significant effect on the Company's sales related to its soft goods and apparel business. The Company’s success depends on its ability to identify and originate product trends as well as to anticipate, gauge and react to changing consumer demands and buying patterns in a timely manner. However, significant lead times for many of the Company’s products, including the OGIO, TravisMathew and Jack Wolfskin-branded products, may make it more difficult for the Company to respond rapidly to new or changing product trends or consumer preferences. All of the Company’s products are subject to changing consumer preferences that cannot be predicted with certainty. The Company’s new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of lifestyle products or away from these types of products altogether, and its future success depends in part on its ability to anticipate and respond to these changes. In addition, decisions about product designs often are made far in advance of consumer acceptance. If the Company or its customers fail to anticipate and respond to consumer preferences or fail to respond in a timely manner or if the Company or its customers are unable to effectively navigate a transforming retail marketplace, the Company could suffer reputational damage to its products and brands and it may experience lower sales, excess inventories and lower profit margins in current and future periods, any of which could materially adversely affect the Company’s business, financial condition and results of operations.

The Company’s golf equipment business and its apparel, gear and other business has a concentrated customer base. The loss of one or more of the Company’s top customers could have a significant effect on the Company’s sales.
On a consolidated basis, no single customer accounted for more than 10% of the Company’s consolidated revenues in both 2020, 2019 or 2018. The Company's top five customers accounted for approximately 20% of the Company's consolidated revenues in 2020, 18% in 2019, and 22% in 2017.
The Company's top five customers specific to each operating segment represented the following as a percentage of each segment's total net sales:
•Golf Equipment customers accounted for approximately 25%, 23% and 24% of total consolidated Golf Equipment sales in 2020, 2019 and 2018, respectively; and
•Apparel, Gear and Other customers accounted for approximately 12%, 11% and 19% of total consolidated Apparel, Gear and Other sales in 2020, 2019 and 2018, respectively.
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
The Company’s business could be harmed by the occurrence of natural disasters or other emergencies, including the COVID-19 pandemic or other pandemic diseases.
The occurrence of a natural disaster, such as an earthquake, tsunami, fire, flood or hurricane, or the further outbreak of a pandemic disease, such as COVID-19 or a variant thereof, could significantly adversely affect the Company’s business. A natural disaster or a pandemic disease could significantly adversely affect both the demand for the Company’s products as well as the supply of the components and materials used to make the Company’s products. Demand for golf products also could be negatively affected as consumers in the affected regions restrict their recreational activities and as tourism to those areas declines. If the Company’s suppliers experienced a significant disruption in their business as a result of a natural disaster or other emergency, including the COVID-19 pandemic or a further outbreak, the Company’s ability to obtain the necessary components to make its products could be significantly adversely affected. In addition, the occurrence of a natural disaster or the outbreak of a pandemic disease generally restricts travel to and from the affected areas, making it more difficult in general to manage the Company’s operations. In the case of the COVID-19 pandemic, for example, travel and tourism has been restricted or limited around the world, resulting in various business disruptions.
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
The Company’s expanding apparel business is expected to experience stronger revenue during different times of the year than the Company’s golf-related business. A portion of the sales of the Company’s apparel products is dependent in part on the weather and likely to decline in years in which weather conditions do not stimulate demand for the Company’s apparel products. Periods of unseasonably warm weather in the fall or winter or unseasonably cold weather in the spring and summer could have a material adverse effect on the Company’s business, financial condition and results of operations. Unintended inventory accumulation by customers resulting from unseasonable weather in one season generally negatively affects orders in future seasons, which could have a material adverse effect on the Company’s business, financial condition and results of operations. In particular, the Company’s Jack Wolfskin business focuses primarily on outerwear and consequently experiences stronger sales for such products during the cold-weather months and the corresponding prior sell-in periods. A significant portion of the Jack Wolfskin business is highly dependent on cold-weather seasons and patterns to generate consumer demand for cold-weather apparel. Consumer demand for Jack Wolfskin-branded cold-weather products may be negatively affected to the extent global weather patterns trend warmer, reducing typical patterns of cold-weather events or increasing weather volatility, which could materially adversely affect the Company’s business, financial condition and results of operations.
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
In the future, existing USGA and/or R&A standards may be altered in ways that adversely affect the sales of the Company’s current or future products. If a change in rules were adopted and caused one or more of the Company’s current or future products to be nonconforming, the Company’s sales of such products would be adversely affected. For example, the USGA and The R&A published the Distance Insights Project Report discussing the impact of hitting distances on the game of golf. The USGA and The R&A will be exploring this topic further and it is possible that they may ultimately propose new rules that could affect the golf industry and the Company. Additionally, the USGA and The R&A will be gathering input from stakeholders and manufacturers in the golf community through 2021 and the Company is an active participant. Based on the study and the compiled input, it is possible that the USGA and/or The R&A may propose rule changes that could potentially have an adverse impact on the Company’s products.
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
Any significant changes in U.S. trade or other policies that restrict imports or increase import tariffs could have a material adverse effect on the Company’s results of operations.
    A significant amount of the Company’s products are manufactured in Mexico, China, Vietnam and Bangladesh and other regions outside of the United States. In recent years, the U.S. government has implemented substantial changes to U.S. trade policies, including import restrictions, increased import tariffs and changes in U.S. participation in multilateral trade agreements, such as the United States-Mexico-Canada Agreement (USMCA) to replace the former North American Free Trade Agreement (NAFTA). The U.S. government has assessed supplemental tariffs on certain goods imported from China, resulting in China's assessment of retaliatory tariffs on certain imports of U.S. goods into China. In addition, the

United States has assessed or proposed supplemental tariffs and quantitative restrictions on U.S. imports of certain products from other countries as well. U.S. trade policy continues to evolve in this regard. Such changes could prevent or make it difficult or more expensive for the Company to obtain the components needed for new products, which could affect the Company’s sales. The recent increase in import tariffs impacted the Company's business in 2019 and 2020, and it could continue to impact the Company's business in 2021. Further tariff increases could require the Company to increase its prices, which likely would decrease customer demand for its products. Retaliatory tariff and trade measures imposed by other countries could affect the Company’s ability to export products and therefore adversely affect its sales. Any significant changes in current U.S. trade or other policies that restrict imports or increase import tariffs could have a material adverse effect upon the Company’s results of operations.
The Company's current senior management team and other key executives are critical to the Company's success, and the loss of, and failure to adequately replace, any such individual could significantly harm the Company's business.
The Company's ability to maintain its competitive position is dependent to a large degree on the efforts and skills of the senior officers of the Company. The Company's executives are experienced and highly qualified with strong reputations in their industries, and the Company believes that its management team enables it to pursue the Company's strategic goals. The success of the Company's business is dependent upon the management and leadership skills of its senior management team and other key personnel. Competition for these individuals' talents is intense, and the Company may not be able to attract and retain a sufficient number of qualified personnel in the future. The loss of one or more of these senior officers could have a material adverse effect on the Company and its ability to achieve its strategic goals.
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
As a result of this international business, the Company is exposed to increased risks inherent in conducting business outside of the United States. These risks include the following:
•Adverse changes in foreign currency exchange rates can have a significant effect upon the Company's results of operations, financial condition and cash flows;
•Increased difficulty in protecting the Company’s intellectual property rights and trade secrets;
•Unexpected government action or changes in legal or regulatory requirements;
•Social, economic or political instability;
•The effects of any anti-American sentiments on the Company’s brands or sales of the Company’s products;
•Increased difficulty in ensuring compliance by employees, agents and contractors with the Company’s policies as well as with the laws of multiple jurisdictions, including but not limited to the U.S. Foreign Corrupt Practices Act, local international environmental, health and safety laws, and increasingly complex regulations relating to the conduct of international commerce, including import/export laws and regulations, economic sanctions laws and regulations and trade controls;
•Increased difficulty in controlling and monitoring foreign operations from the United States, including increased difficulty in identifying and recruiting qualified personnel for its foreign operations; and
•Increased exposure to interruptions in air carrier or ship services.
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
A significant portion of the Company’s purchases and sales is international. In 2020, more than half of the Company's sales occurred outside of the United States. As a result, the Company conducts transactions in various currencies worldwide. The Company expects its international business, and the number of transactions that it conducts in foreign currencies, to continue to expand. Conducting business in such currencies exposes the Company to fluctuations in foreign currency exchange rates relative to the U.S. dollar.
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
All of the Company’s major operations, including manufacturing, distribution, sales and accounting, are dependent upon the Company’s complex information systems. The Company’s information systems are vulnerable to damage or interruption from:
•Earthquake, fire, flood, hurricane and other natural disasters;
•Power loss, computer systems failure, Internet and telecommunications or data network failure; and
•Hackers, computer viruses, software bugs or glitches.
Any damage or significant disruption in the operation of such systems, the failure of the Company’s or the Company's IT vendors' information systems to perform as expected, the failure to successfully integrate the information technology systems of the businesses that the Company has recently acquired or any security breach to the information systems (including financial or credit/payment frauds) would disrupt the Company’s business, which may result in decreased sales, increased overhead costs, excess inventory and product shortages and otherwise adversely affect the Company’s reputation, operations, financial performance and condition.
Cyber-attacks, unauthorized access to, or accidental disclosure of, consumer personally-identifiable information including payment card information, that the Company or the Company's vendors collects through its websites or stores on its servers may result in significant expense and negatively impact the Company's reputation and business.
There is heightened concern and awareness over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. While the Company has implemented security measures, the Company’s computer systems and those of its third party vendors of IT and data security systems and services, may nevertheless be susceptible to electronic or physical computer break-ins, viruses, fraud, and other disruptions and security compromises involving the loss or unauthorized access of confidential information because technologies used to obtain unauthorized access to or sabotage systems are constantly evolving, change frequently, and generally are not recognized until they are launched against a target. Any perceived or actual unauthorized or inadvertent disclosure of personally-identifiable information, whether through a compromise of the Company’s or its third party vendors’ networks by an unauthorized party, employee theft, misuse or error or otherwise, could harm the Company’s reputation, impair the Company’s ability to attract website visitors, require us to notify payment brands if payment card information is accessed or compromised, compel us to comply with federal and/or state breach notification laws and foreign equivalents, subject us to costly mandatory corrective action, or subject the Company to claims or litigation arising from damages suffered by consumers, all of which could adversely affect the Company’s operations, financial performance and condition.
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
The FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Other countries in which the Company operates also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities, and others (e.g., the FCPA and the U.K. Bribery Act) extend their application to activities outside of their country of origin. Economic and trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.S. Department of State, and foreign jurisdictions impose requirements on the Company’s operations and may prohibit or restrict transactions in certain countries and with certain designated persons. The Company’s policies mandate compliance with all applicable anti-bribery and sanctions laws. In certain regions of the world, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, the Company may conduct business in certain regions through intermediaries over whom the Company has less direct control, such as subcontractors, agents, and partners (such as joint venture partners). Although the Company has implemented policies, procedures, and, in certain cases, contractual arrangements designed to facilitate compliance with applicable economic and trade sanctions and anti-bribery laws, the Company’s officers, directors, employees, associates, subcontractors, agents, and partners may take actions in violation of the Company’s policies, procedures, contractual arrangements, economic sanctions and anti-bribery laws. Any such violation, even if prohibited by the Company’s policies, could subject the Company and such persons to criminal and/or substantial civil penalties or other sanctions, which could have a material adverse effect on the Company’s business, financial condition, cash flows, and reputation.
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
Changes in, or any failure to comply with, data privacy laws, regulations, and standards may adversely affect the Company’s business.
Data privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions in which the Company operates. The regulatory framework for data privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain and continue evolving for the foreseeable future. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt additional, laws and regulations affecting data privacy and in the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. Many states in the United States have recently enacted statutes and rules governing the ways in which businesses may collect, use, and retain personal information. One such example is the California Consumer Privacy Act (CCPA), which came into effect in 2020. Similar laws relating to data privacy and security have been proposed in other states and at the federal level, and if passed, such laws have potentially conflicting requirements that could make compliance challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information. Internationally, many jurisdictions in which the Company operates have established or enhanced their own data security and privacy legal framework with which the Company or its customers must comply, including but not limited to, the European Union's General Data Protection Regulation ("GDPR"), which imposes stringent operational requirements, including, for example, requiring expanded disclosures about how personal information is used, limitations on retention of information, mandatory data breach notification obligations, and higher standards for obtaining consent to process personal information. The GDPR provides that EU member states may make their own additional laws and regulations in relation to certain data processing activities. Recent legal developments in the EU have created complexity and uncertainty regarding transfers of personal information from the EU to “third countries,” especially the United States. For example, last year the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield Framework (a mechanism for the transfer of personal information to the EU to the US) and made clear that reliance on standard contractual clauses (another mechanism for the transfer of personal information outside of the EU) alone may not be sufficient in all circumstances. In addition, after the United Kingdom, or UK, left the EU, the UK enacted the UK GDPR, which together with the amended UK Data Protection Act 2018 retains the GDPR in UK national law, but also creates complexity and uncertainty regarding transfers between the UK and the EU, which could further limit our ability to use and share personal data and require localized changes to our operating model. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to the Company. The changing legal and regulatory landscape could in the future further limit our ability to use and share personal information and require changes to our operating model. Any inability or perceived inability to adequately address data privacy and security concerns, even if unfounded, or comply with applicable data privacy and data security laws, regulations, and policies, could result in additional compliance costs, penalties and liability to the Company, damage its reputation and adversely affect its business.
Risks Related to Tax and Financial Matters
Changes in tax laws, including as a result of the 2020 United States presidential and congressional elections, and unanticipated tax liabilities could adversely affect the Company's effective income tax rate and profitability.
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
In addition, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to the Company, any of which could adversely affect the Company’s business operations and financial performance. In particular, the recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting the Company’s business or indirectly affecting the Company because of impacts on the Company’s customers and suppliers. For example, the U.S. government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. No specific U.S. tax legislation has been proposed at this time and the likelihood of these changes being enacted or implemented is unclear. The Company is currently unable to predict whether such changes will occur and, if so, the ultimate impact on its business. To the extent that such changes have a negative impact on the Company, or its suppliers or customers, including as a result of related uncertainty, these changes may materially and adversely impact the Company’s business, financial condition, results of operations and cash flows.
The Company’s ability to utilize all or a portion of its U.S. deferred tax assets may be limited significantly if the Company experiences an “ownership change.”
The Company has a significant amount of U.S. federal and state deferred tax assets, which include net operating loss carryforwards ("NOLs") and credit carryforwards. The Company’s ability to utilize its NOLs and credits to offset future taxable income may be limited significantly if the Company were to experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code)

that exceeds 50 percentage points over a rolling three-year period. The determination of whether an ownership change has occurred for purposes of Section 382 of the Code is complex and requires significant judgment. The extent to which the Company’s ability to utilize the losses and credits is limited as a result of such an ownership change depends on many variables, including the value of the Company’s stock at the time of the ownership change. The Company continues to monitor changes in ownership. If such a cumulative increase did occur in any three-year period and the Company were limited in the amount of NOLs and credits it could use to offset taxable income or liability for income taxes, the Company’s results of operations and cash flows would be adversely impacted. The Company may experience an ownership change in the future as a result of subsequent shifts in the Company’s stock ownership, some of which changes are outside of the Company’s control. In particular, it is likely that each of the Company and Topgolf will experience an ownership change as a result of the Topgolf Merger. The Company does not currently expect that the resulting limitation caused by the Merger, if any, will have a significant impact on either the Company’s or Topgolf’s financial statements.
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
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, dividends, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including meeting certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. If the Company experiences a decline in revenues or adjusted EBITDA, the Company may have difficulty paying interest and principal amounts due on its ABL Facility or other indebtedness and meeting certain of the financial covenants contained in the ABL Facility. If the Company is unable to make required payments under the ABL Facility, or if the Company fails to comply with the various covenants and other requirements of the ABL Facility or other indebtedness, the Company would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof. Any default under the ABL Facility or other indebtedness could have a significant adverse effect on the Company’s liquidity, business, operating results and financial condition and ability to make any dividend or other payments on the Company’s capital stock. See Note 7 “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the terms of the ABL Facility, the Term Loan Facility and the Company's Japan ABL Facility.
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
The Company may need to raise additional funds from time to time in order to take advantage of opportunities, including the expansion of its business or the acquisition of complementary products, technologies or businesses; develop new products; or respond to competitive pressures. For example, in May 2020, the Company issued approximately $258.8 million of 2.75% Convertible Senior Notes. Any additional capital raised through the sale of equity or securities convertible into equity will dilute the percentage ownership of holders of the Company’s common stock. Capital raised through debt financing would require the Company to make periodic interest payments and may impose restrictive covenants on the conduct of its business. Furthermore, additional financings may not be available on terms economically favorable to the Company, or at all, especially during periods of adverse economic conditions, which could make it more difficult or impossible for the Company to obtain funding for the operation of its business, for making additional investments in product development and for repaying outstanding indebtedness. A failure to obtain any necessary additional funding could prevent the Company from making expenditures that may be required to grow its business or maintain its operations.
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
Risks Related to the Merger with Topgolf
There can be no assurance when or if the proposed Merger will be consummated.
Even if the proposal to adopt the Merger Agreement and approve the transactions contemplated thereby (the “Topgolf Merger Proposal”) is approved by the stockholders of Topgolf and the proposal to approve the issuance of shares of common stock of Callaway to stockholders of Topgolf pursuant to the terms of the Merger Agreement (the “Callaway Merger Proposal”) is approved by the Callaway stockholders, specified conditions must be satisfied or waived to complete the Merger, including, among others, the absence of laws in the United States and certain specified jurisdictions enjoining or prohibiting the consummation of the transactions contemplated by the Merger Agreement and the absence of any material adverse effect (as defined in the Merger Agreement) on Callaway or Topgolf. On November 23, 2020, the FTC granted early termination of the waiting period under the HSR Act with respect to the Merger, effective immediately. There can be no assurance that Callaway and Topgolf will be able to satisfy the closing conditions or that closing conditions beyond Callaway’s or Topgolf’s control will be satisfied or waived. The Merger Agreement also contains certain customary termination rights, including, among others, the right of either party to terminate the Merger Agreement with mutual written consent and in other specified circumstances.

Callaway and Topgolf are both subject to various business uncertainties, contractual restrictions and requirements while the Merger is pending, that could adversely affect Callaway's and Topgolf's business, financial condition and results of operations.
During the pendency of the Merger, it is possible that customers, suppliers, vendors, commercial partners and/or other persons with whom Callaway or Topgolf has a business relationship may elect to delay or defer certain business decisions or decide to seek to terminate, change or renegotiate their relationships with Callaway or Topgolf, as the case may be, as a result of the Merger, which could significantly reduce the expected benefits of the Merger and/or adversely affect Callaway and/or Topgolf’s revenues, earnings and cash flows, and the market price of Callaway’s common stock, regardless of whether the Merger is completed. Uncertainty about the effects of the Merger on employees may impair Callaway’s and Topgolf’s ability to attract, retain and motivate key personnel during the pendency of the Merger and, if the Merger is completed, for a period of time thereafter. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with Callaway or Topgolf following the completion of the Merger, Callaway and Topgolf may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent. Callaway and Topgolf will also incur significant costs related to the Merger, some of which must be paid even if the Merger is not completed. These costs are substantial and include financial advisory, legal and accounting costs.
Under the terms of the Merger Agreement, Callaway and Topgolf are also subject to certain restrictions on the conduct of their respective businesses prior to the completion of the Merger, which may adversely affect Callaway’s and Topgolf’s ability to execute certain of their respective business strategies. Such limitations could adversely affect Callaway’s and Topgolf’s business, strategy, operations and prospects prior to the completion of the Merger.
Any difficulties resulting from the Merger, including COVID-19-related disruptions, could adversely affect Callaway’s and Topgolf’s business, financial condition and results of operations.
Following the completion of the Merger, Callaway may not be able to integrate the Topgolf business successfully or operate the Topgolf business profitably. Integrating any newly acquired business, including Topgolf, is typically expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than predicted. The diversion of management’s attention and any delay or difficulties encountered in connection with any such acquisitions could result in the disruption of on-going business or inconsistencies in standards and controls that could negatively affect Callaway’s ability to maintain third-party relationships. Moreover, Callaway may need to raise additional funds through public or private debt or equity financing, or issue additional shares, to continue operating the Topgolf business, which may result in dilution for stockholders or the incurrence of indebtedness.
As part of Callaway’s efforts to acquire companies, businesses or products or to enter into other significant transactions, including Topgolf, Callaway conducts business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite Callaway’s efforts, Callaway ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of Merger. In addition, it is not possible to accurately predict the full impact of the COVID-19 pandemic on the business, financial condition and results of operations of Topgolf, due to the evolving nature of the COVID-19 pandemic and the extent of its impact across industries and geographies and numerous other uncertainties. There can be no assurance that any efforts taken by Topgolf to address the adverse impacts of the COVID-19 pandemic or actions taken to contain the COVID-19 pandemic or its impact will be effective or will not result in significant additional costs. If Topgolf is unable to recover from a business disruption on a timely basis or otherwise mitigate the adverse effects of the COVID-19 pandemic, the business, financial condition and results of operations of Topgolf could be materially and adversely affected, which could make the Merger less attractive, and the Merger and efforts to integrate the businesses of the two companies may be delayed or become more costly or difficult.
If Callaway fails to realize the expected benefits from the Merger, whether as a result of unidentified risks, integration difficulties, complexities associated with managing the combined business, performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations, COVID-19-related disruptions, litigation with current or former employees and other events, Callaway’s business, financial condition and results of operations could be adversely affected.

There has been no public market for Topgolf’s capital stock and the lack of a public market makes it difficult to determine the fair market value of Topgolf.
The outstanding capital stock of Topgolf is privately held and is not traded on any public market. The lack of a public market may make it more difficult to determine the fair market value of Topgolf than if the outstanding capital stock of Topgolf was traded publicly. The value ascribed to Topgolf’s securities in other contexts, including in private valuations or financings, may not be indicative of the price at which the outstanding shares of Topgolf’s capital stock may have traded if they were traded on a public market. The Merger Consideration to be paid to Topgolf stockholders was determined based on negotiations between the parties and likewise may not be indicative of the price at which the outstanding shares of Topgolf capital stock may have traded if they were traded on a public market. As a result, it is possible that the value of the Callaway common stock to be received by Topgolf stockholders will be less than the fair market value of Topgolf’s capital stock, or Callaway may pay more than the aggregate fair market value for Topgolf’s capital stock.
Callaway has been and may continue to be targeted by securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Callaway’s liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect Callaway’s and Topgolf’s respective businesses, financial condition and results of operation.
Six purported stockholders of Callaway have filed complaints against Callaway and its directors related to the Merger Agreement—three in the Southern District of New York captioned Rioux v. Callaway Golf Company, et al., Case No. 1:20-cv-10818 (the “Rioux Complaint”); Ciccotelli v. Brewer, et al., Case No. 1:20-cv-10896 (the “Ciccotelli Complaint”); and Ryder v. Callaway Golf Company, et al., Case No. 1:20-cv-11012; one in the District of New Jersey captioned Frank v. Callaway Golf Company, et al., Case No. 2:21-cv-00089; and two in the Southern District of California captioned Bushansky v. Callaway Golf Company, et al., Case No. 21-cv-0034 GPC MSB, and Anderson v. Callaway Golf Company, et al., Case No. 3:21-cv-00171-GPC-MSB. The complaints name as defendants Callaway and each member of Callaway’s Board of Directors (the “Callaway Board”), and in the case of the Ciccotelli Complaint, Topgolf. The complaints allege that the registration statement on Form S-4 omits material information or contains misleading disclosures and that, as a result, defendants violated Sections 14(a) and 20(a) of the Exchange Act. The Rioux Complaint also alleges that each member of the Callaway Board breached its fiduciary duties of candor and disclosure. The complaints seek, among other things, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement, (ii) damages and (iii) plaintiff’s attorneys’ and experts’ fees and expenses. Callaway believes the claims asserted in the complaints are without merit and intends to vigorously defend against them.
The market price of Callaway’s common stock may decline as a result of the Merger, and the issuance of shares of Callaway common stock to Topgolf stockholders in the Merger may have a negative impact on Callaway’s financial results, including earnings per share.
The market price of Callaway common stock may decline as a result of the Merger, and holders of Callaway common stock (including Topgolf stockholders who receive Callaway common stock in connection with the Merger) could see a decrease in the value of their investment in Callaway common stock, if, among other things, Callaway and the surviving corporation are unable to achieve the expected growth in earnings, or if the anticipated benefits from the Merger are not realized, or if the Merger and integration-related costs related to the Merger are greater than expected. The market price of Callaway common stock may also decline if Callaway does not achieve the anticipated benefits of the Merger as rapidly or to the extent expected by financial or industry analysts or if the effects of the Merger on Callaway’s financial position, results of operations or cash flows are not otherwise consistent with the expectations of financial or industry analysts. The issuance of shares of Callaway common stock in the Merger could on its own have the effect of depressing the market price for Callaway common stock. In addition, some Topgolf stockholders may decide not to continue to hold the shares of Callaway common stock they receive as a result of the Merger, and any such sales of Callaway common stock could have the effect of depressing their market price. Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, Callaway common stock, regardless of Callaway’s actual operating performance following the completion of the Merger.
The exchange ratio will not be adjusted based on the market price of Callaway common stock so the Merger Consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.
At the effective time of the Merger (the “Effective Time”), outstanding shares of Topgolf capital stock will be converted into right to receive a number of shares of Callaway common stock equal to its pro rata portion of the Merger Consideration, after taking into account the applicable liquidation preferences set forth in Topgolf’s organizational documents. Immediately after the Merger, Callaway stockholders as of immediately prior to the Merger are expected to own approximately 51.5% of the outstanding shares of the combined company on a fully-diluted basis and former Topgolf stockholders, other than Callaway, are expected to own approximately 48.5% of the outstanding shares of the combined company on a fully-diluted basis, subject to certain assumptions. Any changes in the market price of Callaway stock before the completion of the Merger will not affect the number of shares Topgolf stockholders will be entitled to receive pursuant to the Merger Agreement.
Therefore, if before the completion of the Merger, the market price of Callaway common stock increases from the market price on the date of the Merger Agreement, then Topgolf stockholders could receive Merger Consideration with substantially more value for their shares of Topgolf capital stock than the parties had negotiated when they established the Merger Consideration. Similarly, if before the completion of the Merger the market price of Callaway common stock declines from the market price on the date of the Merger Agreement, then Topgolf stockholders could receive Merger Consideration with substantially lower value. The Merger Agreement does not include a price-based termination right.
Failure to complete the Merger may result in either Callaway or Topgolf paying a termination fee to the other party, which could harm the common stock price of Callaway and future business and operations of each company.
If the Merger is not completed, Callaway and Topgolf are subject to the following risks:
•if the Merger Agreement is terminated under specified circumstances, Callaway or Topgolf will be required to pay the other party a termination fee of $75.0 million;
•the price of Callaway common stock may decline and could fluctuate significantly; and
•a majority of the costs related to the Merger, such as legal and accounting fees and a portion of financial advisors’ fees, must be paid even if the Merger is not completed.
If the Merger Agreement is terminated and the board of directors of Callaway or Topgolf determines to seek another business combination, there can be no assurance that either Callaway or Topgolf will be able to find a partner with whom a business combination would yield greater benefits than the benefits to be provided under the Merger Agreement.
The Merger may be completed even though a material adverse effect may result from the announcement of the Merger, industry-wide changes or other causes.
In general, neither Callaway nor Topgolf is obligated to complete the Merger if there is a material adverse effect (as defined in the Merger Agreement) affecting the other party between October 27, 2020, the date of the Merger Agreement, and the closing of the Merger. However, certain types of changes are excluded in the Merger Agreement from the concept of a “material adverse effect.” Such exclusions include, but are not limited to, changes resulting from the announcement or the execution of the Merger Agreement and the pendency or consummation of the Merger, including the impact thereof on relationships, contractual or otherwise, with customers, suppliers, licensors, distributors, partners, providers and employees and, to the extent such changes or events do not have a disproportionate impact on Callaway or Topgolf (as applicable), as compared with other industry participants: changes or developments in applicable laws or accounting principles generally accepted in the United States ("GAAP") or changes in governmental orders, guidelines or recommendations regarding COVID-19; changes or developments in interest rates or United States or global economic, political, business, financial, commodity, currency, regulatory or market conditions generally; industry wide changes, any earthquake, hurricane, tsunami, tornado, flood, mudslide, wild fire or other natural disaster, changes in or effects in weather, meteorological conditions or climate, explosion, fire, act of God or other force majeure event, any epidemic, disease outbreak or pandemic (including COVID-19), public health emergency or widespread occurrence of infectious disease. Therefore, if any of these events were to occur impacting Callaway or Topgolf, the other party would still be obliged to consummate the closing of the Merger. If any such adverse changes occur and Callaway and Topgolf consummate the closing of the Merger, the stock price of the combined company may suffer. This in turn may reduce the value of the Merger to the stockholders of Callaway, Topgolf or both.
Some of Callaway executive officers and Topgolf directors and executive officers have interests in the Merger that are different from those of Callaway’s and Topgolf’s stockholders generally and that may influence them to support or approve the Merger without regard to the companies’ stockholders’ interests.
Callaway’s executive officers and Topgolf’s executive officers and certain non-employee directors have interests in the Merger that may be different from, or in addition to, the interests of Callaway and Topgolf stockholders generally. These interests with respect to Callaway’s executive officers may include, among other things, the determination by the Callaway Board, in connection with the Merger, to award PRSUs and RSUs to Callaway’s executive officers, in each case subject to and effective upon the closing of the Merger. These interests with respect to Topgolf’s directors and executive officers may include, among others, certain of Topgolf’s directors and executive officers have options, subject to vesting, to purchase shares of Topgolf common stock which, after the Effective Time, will be converted into and become options to purchase shares of the common stock of Callaway, certain Topgolf executive officers are eligible to receive a grant of Callaway RSUs and PRSUs following the Effective Time as a retention and incentive award, and will be eligible to receive an annual grant of Callaway RSUs and PRSUs in an amount to be determined following the Effective Time, and all of Topgolf’s directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Merger Agreement. Further, certain current members of the Topgolf Board will become directors of Callaway after the Effective Time, and, following the closing of the Merger, will be eligible to be compensated as non-employee directors of Callaway pursuant to Callaway’s director compensation program following the Effective Time. The Callaway and Topgolf boards of directors were aware of and considered these interests to the extent such interests existed at the time, among other matters, in approving the Merger Agreement and, in the case of Callaway, in recommending that the Callaway Merger Proposal be adopted by the Callaway stockholders, and in the case of Topgolf, in recommending that the Merger Agreement be adopted by Topgolf stockholders. These interests, among other factors, may have influenced the directors and executive officers of Callaway and Topgolf to support or approve the Merger.
Callaway stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.
If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, Callaway stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.
Callaway and Topgolf stockholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Merger as compared to their current ownership and voting interests in the respective companies.
After the completion of the Merger, the current stockholders of Callaway and Topgolf will own a smaller percentage of the combined company than their ownership of their respective companies prior to the Merger. Immediately after the Merger, Callaway stockholders as of immediately prior to the Merger are expected to own approximately 51.5% of the outstanding shares of the combined company on a fully-diluted basis and former Topgolf stockholders, other than Callaway, are expected to own approximately 48.5% of the outstanding shares of the combined company on a fully-diluted basis, subject to certain assumptions.
During the pendency of the Merger, Callaway and Topgolf may not be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect their respective business prospects.
Covenants in the Merger Agreement impede the ability of Callaway and Topgolf to make acquisitions during the pendency of the Merger, subject to specified exceptions. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from initiating, soliciting or knowingly encouraging or knowingly facilitating any inquiries or requests for information with respect to, or the making of, any inquiry regarding, any proposal or offer that constitutes, or could reasonably be expected to result in or lead to, certain transactions involving a third party, including a Merger, sale of assets or other business combination, subject to specified exceptions. Any such transactions could be favorable to such party’s stockholders, but the parties may be unable to pursue them.
Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.
The terms of the Merger Agreement prohibit each of Callaway and Topgolf from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in certain limited circumstances. In addition, the Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $75.0 million. This termination fee may discourage third parties from submitting competing proposals to Callaway or its stockholders, and may cause the Callaway Board to be less inclined to recommend a competing proposal.
The Merger may not be accretive, and may be dilutive, to Callaway’s diluted earnings per share in the first full fiscal year after close or beyond, which may negatively affect the market price of shares of Callaway common stock.
The impact of COVID-19, adverse changes in market conditions, additional transaction and integration-related costs and other factors that may be exacerbated by the impact of COVID-19, such as the failure to realize some or all of the anticipated benefits of the Merger, may cause the Merger to be dilutive to Callaway’s diluted earnings per share in the first fiscal year after close or beyond. Any dilution of Callaway’s non-GAAP diluted earnings per share could cause the price of shares of Callaway’s common stock to decline or grow at a reduced rate.
Risks Related to the Combined Company
If the Merger with Topgolf closes, the combined company will be subject to additional risks, including each of those described below.
Following the Merger, Callaway may not be able to integrate Topgolf successfully into Callaway and many of the anticipated benefits of acquiring Topgolf may not be realized.
The Merger involves the combination of two companies which currently operate as independent companies. Following the Merger, the combined company will be required to devote significant management attention and resources to integrating its business practices and operations. The combined company may fail to realize some or all of the anticipated benefits of the Merger if the integration process takes longer than expected or is more costly than expected. Callaway and Topgolf entered into the Merger Agreement with the expectation that the Merger will result in various benefits, including, among other things, leveraging various assets, operating efficiencies, synergies and cost savings. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the businesses of Callaway and Topgolf can be integrated in an efficient and effective manner.
It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect Callaway’s and Topgolf’s ability to achieve the anticipated benefits of the Merger. Callaway and Topgolf’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur before the closing. Callaway and Topgolf may have difficulty addressing possible differences in corporate cultures and management philosophies.
The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected net income and could adversely affect Callaway’s and Topgolf’s future business, financial condition, operating results and prospects.
The combined company may need to raise additional capital in the future, and such funds may not be available on attractive terms, or at all.
The combined company may need to raise additional funds through public or private debt or equity financing, or issue additional shares, to continue operating the Topgolf business, which may result in dilution for stockholders or the incurrence of indebtedness. The combined company cannot be certain that additional capital will be available as needed or on acceptable terms, or at all. If the combined company requires additional capital at a time when an investment in the combined company, in companies within Callaway’s and Topgolf’s industry, or the market in general is limited, the combined company may not be able to raise additional funds at the time that it desires, or at all. If the combined company does raise additional funds through public or private debt or equity financing or the issuance of additional shares, the percentage ownership of holders of its stock could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of holders of the common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments.
Uncertainties associated with the Merger may cause a loss of management personnel and other key employees, and Callaway and Topgolf may have difficulty attracting and motivating management personnel and other key employees, which could adversely affect the future business and operations of the combined company.
Callaway and Topgolf are dependent on the experience and industry knowledge of their respective management personnel and other key employees to execute their business plans. The combined company’s success after the completion of the Merger will depend in part upon the ability of Callaway and Topgolf to attract, motivate and retain key management personnel and other key employees. Prior to completion of the Merger, current and prospective employees of Callaway and Topgolf may experience uncertainty about their roles within the combined company following the completion of the Merger, which may have an adverse effect on the ability of each of Callaway and Topgolf to attract, motivate or retain management personnel and other key employees. In addition, no assurance can be given that Callaway and Topgolf will be able to attract, motivate or retain management personnel and other key employees of Callaway and Topgolf to the same extent that Callaway and Topgolf have previously been able to attract or retain their own employees. If key employees terminate their employment, Callaway’s and Topgolf’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Callaway and Topgolf to hiring suitable replacements, all of which may cause the combined company’s business to suffer.
Completion of the Merger will trigger change in control, assignment or other provisions in certain agreements to which Topgolf or its subsidiaries are a party. Failure to obtain the consent of the counterparty in these agreements may have an adverse impact on Topgolf’s or the combined company’s business and results of operations.
The completion of the Merger will trigger change in control, assignment and other provisions in certain agreements to which Topgolf or its subsidiaries are a party. If Topgolf is unable to negotiate waivers of or obtain written consent pursuant to those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Topgolf’s failure to obtain the consent of the counterparty to these agreements may result in damages for breach of these agreements, disrupt Topgolf’s business and result in Topgolf having to obtain other suitable suppliers and vendors to replace these counterparties, which may not be available at all or may not be available under terms acceptable to Topgolf or, following the Merger, the combined company. As a result, the failure to obtain such consents may have an adverse impact on Topgolf’s or the combined company’s business and results of operations.
Callaway and Topgolf will incur significant transaction and integration-related costs in connection with the Merger, and any such costs could adversely affect Callaway’s ability to execute on its integration plan.
Callaway expects to incur a number of non-recurring costs associated with the Merger and combining the operations of the two companies. Additionally, each of Callaway and Topgolf will incur significant transaction costs related to the Merger, some of which must be paid even if the Merger is not completed. These costs are substantial and include financial advisory, legal and accounting costs. Callaway also will incur significant integration-related fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Callaway continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Merger and the integration of the two companies’ businesses. Although Callaway expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow Callaway to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
Future sales of shares by existing stockholders could cause the combined company’s stock price to decline.
If existing stockholders of Callaway and Topgolf sell, or indicate an intention to sell, substantial amounts of the combined company’s common stock in the public market after legal restrictions on resale discussed in this proxy statement/

prospectus/consent solicitation lapse, the trading price of the common stock of the combined company could decline. Based on shares outstanding as of January 8, 2021, and approximately 90,138,613 shares expected to be issued upon completion of the Merger the combined company is expected to have outstanding a total of approximately 184,340,853 shares of common stock immediately following the completion of the Merger. Under the Stockholders Agreement entered into with certain Topgolf stockholders in connection with the Merger (the “Stockholders Agreement”), each of such Topgolf stockholders party thereto, together with their successors and permitted transferees, subject to certain limited exceptions, have agreed not to lend, offer, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, in each case whether effected directly or indirectly, any shares of Callaway common stock (other than shares of Callaway common stock received in exchange for Series H preferred stock of Topgolf) and securities convertible into shares of Callaway common stock held by them, including shares received in the Merger, until 180 days after the closing date of the Merger. All other outstanding shares of common stock, other than shares held by affiliates of the combined company, will be freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options of Topgolf will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of the combined company’s common stock could decline.
After completion of the Merger, certain of the combined company’s principal stockholders will have the ability to significantly influence all matters submitted to the combined company’s stockholders for approval.
Upon the completion of the Merger, it is anticipated that PEP TG Investments LP (“Providence”), DDFS Partnership LP and Dundon 2009 Gift Trust (together, “Dundon”), TGP Investors, LLC, TGP Investors II, LLC and TGP Advisors, LLC (together, “WestRiver”) will beneficially own approximately 15%, 10% and 11%, respectively of the combined company’s outstanding shares of common stock, and, in the aggregate, beneficially own approximately 36% of the combined company’s outstanding shares of common stock. Mr. Marimow is affiliated with Providence, Mr. Dundon is affiliated with Dundon and Mr. Anderson is affiliated with WestRiver, and each of Messrs. Marimow, Dundon and Anderson are expected to be appointed to the Callaway Board at the closing of the Merger. In addition, pursuant to the Stockholders Agreement, Providence and certain Topgolf stockholders affiliated with Dundon and WestRiver will have the right to designate one person (for a total of three persons) to be appointed or nominated, as the case may be, for election to the Callaway Board for so long as such stockholder maintains beneficial ownership of 50% or more of the shares of Callaway common stock owned by them on the closing date of the Merger.
As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to the combined company’s stockholders for approval, as well as the combined company’s management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any Merger, consolidation or sale of all or substantially all of the combined company’s assets. This concentration of voting power could delay or prevent an acquisition of the combined company on terms that other stockholders may desire.
The market price of Callaway common stock may decline as a result of the Merger.
The market price of Callaway common stock may decline as a result of the Merger, and holders of Callaway common stock could see a decrease in the value of their investment in Callaway common stock, if, among other things, Callaway and the combined company are unable to achieve the expected growth in earnings, or if the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the Merger are not realized, or if the transaction costs related to the Merger are greater than expected. The market price may also decline if Callaway does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the Merger on Callaway’s financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts. The issuance of shares of Callaway common stock in the Merger could on its own have the effect of depressing the market price for Callaway common stock. In addition, many Topgolf stockholders may decide not to hold the shares of Callaway common stock they receive as a result of the Merger. Other Topgolf stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of Callaway common stock they receive as a result of the Merger and other Callaway stockholders may also decide not to hold their shares of Callaway common stock following the Merger. Any such sales of Callaway common stock could have the effect of depressing the market price for Callaway common stock. Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, the Callaway common stock, regardless of the actual operating performance of the combined company.
General Risk Factors
Significant developments stemming from the U.K.'s withdrawal from the European Union could have a material adverse effect on the Company.
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union (commonly referred to as “Brexit”). The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.
These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict the Company’s access to capital. The Company's business in the United Kingdom, the European Union, and worldwide could be affected during this continued period of uncertainty, and perhaps longer, by the impact of Brexit. Any of these factors could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects, or result in a further strengthening of the U.S. dollar which would also adversely affect the Company's reported operating results.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, as discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 7. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing the Company’s consolidated financial statements include those related to revenue recognition; allowance for doubtful accounts; inventories; long-lived assets, goodwill and non-amortizing intangible assets; warranty policy; income taxes and provisional estimates due to the Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017; share-based compensation; and foreign currency translation. The Company’s financial condition and results of operations may be adversely affected if its assumptions change or if actual circumstances differ from those in its assumptions, which could cause its results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of its common stock.

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
The Company leases a facility in Huntington Beach, California comprised of approximately 86,000 square feet, that is utilized for the primary office for TravisMathew. The lease term for this facility expires in January 2024.
The Company leases a facility in Idstein, Germany, comprised of approximately 89,000 square feet, that is utilized as the primary office for Jack Wolfskin. The lease term for this facility expires in October 2027.
The Company leases a facility in Tokyo, Japan, comprised of approximately 24,000 square feet, that is utilized in as its primarily office for Japan operations. The lease term for this facility expires in December 2022.
Golf Club and Golf Ball Manufacturing, Warehousing and Distribution facilities
•The Company leases its golf ball manufacturing plant in Chicopee, Massachusetts comprised of approximately 423,000 square feet. The lease term for this facility expires in February 2028.
•The Company leases a golf club manufacturing facility in Monterrey, Mexico comprised of approximately 189,000 square feet. The lease term for this facility expires in May 2025.
•The Company leases a distribution center in Fort Worth, Texas comprised of approximately 783,000 square feet. The lease term for this facility expires in 2035.
•The Company leases a distribution center in Swindon, England comprised of approximately 101,000 square feet. The lease term for this facility expires in December 2025.
•The Company also leases a distribution center in Hamburg, Germany comprised of approximately 431,000 square feet. The lease term for this facility expires in June 2038.
Sales Offices and Retail Stores
The Company owns and leases additional properties domestically and internationally for the sale and distribution of its products, including properties in the United States, Australia, Canada, Japan, Korea, the United Kingdom, China, and India.
In Japan, the Company has over 15 retail locations in Japan for the sale of Callaway-branded products, and during 2020 opened 3 retail locations for the sale of Jack Wolfskin-branded products and one retail location for the sale of TravisMathew-branded products. The lease terms for these facilities expire between February 2021 and March 2027.
In the United States, the Company has 18 retail locations for the sale of its TravisMathew-branded products, as well as its first location for the sale of its Jack Wolfskin-branded products, which opened in Park City, Utah during 2020. The lease terms for these facilities expire between June 2023 and January 2032.
In addition, the Company also has over 140 retail locations throughout Europe and China for the sale of its Jack Wolfskin-branded products. The lease terms for these facilities expire between February 2021 and July 2036.
Item 3.    Legal Proceedings
The information set forth in Note 14 “Commitments & Contingencies,” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated herein by this reference.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its common stock is “ELY.” As of January 31, 2021, the number of holders of record of the Company’s common stock was 4,740.
Dividends are subject to liquidity, capital availability and quarterly determinations that cash dividends are in the best interests of its shareholders, and may be affected by, among other items, the Company’s views on potential future capital requirements, projected cash flows and needs, changes to the Company’s business model, and certain restrictions limiting dividends imposed by the ABL Facility (see Note 7 “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K). During the first and second quarters of 2020, the Company's Board of Directors declared dividends of $0.01 per share. In August 2020, as part of the Company's effort to manage costs and capital allocation most efficiently, the Company announced the cessation of its quarterly dividends.
The following graph presents a comparison of the cumulative total shareholder return of the Company’s common stock since December 31, 2015 to two indices: the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 600 Smallcap Index (“S&P 600”). The S&P 500 tracks the aggregate price performance of equity securities of 500 large-cap companies that are actively traded in the United States, and is considered to be a leading indicator of U.S. equity securities. The S&P 600 is a market value-weighted index that tracks the aggregate price performance of equity securities from a broad range of small-cap stocks traded in the United States. The graph assumes an initial investment of $100 at December 31, 2015 and reinvestment of all dividends in ELY stock on the dividend payable date.

	2015	2016	2017	2018	2019	2020
Callaway Golf (NYSE: ELY)	$100.00	$116.44	$148.03	$162.63	$225.39	$255.29
S&P 500	$100.00	$109.54	$130.81	$122.65	$158.07	$183.77
S&P 600 Smallcap	$100.00	$124.74	$139.38	$125.78	$152.02	$166.57
The Callaway Golf Company cumulative total shareholder return is based upon the closing prices of Callaway Golf Company common stock on December 31, 2015, 2016, 2017, 2018, 2019 and 2020 of $9.42, $10.96, $13.93, $15.30, $21.20 and $24.01 respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In July 2019, the Company's Board of Directors authorized a $100,000,000 share repurchase program (the "2019 Repurchase Program"), under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company's assessment of market conditions and buying opportunities. Repurchases under the 2019 Repurchase Program are made consistent with the terms of the Company's ABL Facility and long-term debt, which limits the amount of stock that can be repurchased. Although the 2019 Repurchase Program will remain in effect until completed or until terminated by the Board of Directors, the Company temporarily suspended the 2019 Repurchase Program effective as of the second quarter of 2020. The Company has the ability to resume repurchases if it deems circumstances warrant it.
The following table summarizes the shares withheld during the fourth quarter of 2020. These repurchases represent the number of shares the Company withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity

	Three Months Ended December 31, 2020
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
	(in thousands, except per share data)
October 1, 2020—October 31, 2020	—	$—	—	$77,369
November 1, 2020—November 30, 2020	—	$—	—	$77,369
December 1, 2020—December 31, 2020	3	$24.01	—	$77,369
Total	3	$24.01	—	$77,369

Prior to the suspension of the 2019 Repurchase Program, during 2020, the Company repurchased approximately 693,000 shares of its common stock under the 2019 Repurchase Program at an average cost per share of $17.36 for a total cost of $12.0 million. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2020, the total amount remaining under the 2019 Repurchase Program was $77.4 million.

Item 6.    Selected Financial Data
The following statements of operations data and balance sheet data for the five years ended December 31, 2020 were derived from the Company’s audited consolidated financial statements. Consolidated balance sheets at December 31, 2020 and 2019 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2020 and notes thereto appear elsewhere in this report. The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information.

	Years Ended December 31,
	2020(1)(2)	2019(4)	2018(4)	2017(7)(8)(10)	2016(9)(10)(11)
Statement of Operations Data:	(In thousands, except per share data)
Net sales	$1,589,460	$1,701,063	$1,242,834	$1,048,736	$871,192
Cost of sales	931,875	934,276	664,465	568,288	486,181
Gross profit	657,585	766,787	578,369	480,448	385,011
Selling, general and administrative expenses	542,531	583,540	409,175	365,043	307,525
Research and development expenses	46,300	50,579	40,752	36,568	33,318
Goodwill and tradename impairment	174,269	—	—	—	—
Income (loss) from operations	(105,515)	132,668	128,442	78,837	44,168
Interest income	492	807	594	454	621
Interest expense	(47,424)	(39,300)	(5,543)	(4,365)	(2,368)
Gain on sale of investments in golf-related ventures	—	—	—	—	17,662
Other income (expense), net	24,969	1,594	7,779	(6,871)	(1,690)
Income (loss) before income taxes	(127,478)	95,769	131,272	68,055	58,393
Income tax (benefit) provision	(544)	16,540	26,018	26,388	(132,561)
Net income (loss)	(126,934)	79,229	105,254	41,667	190,954
Less: Net income (loss) attributable to non-controlling interests	—	(179)	514	861	1,054
Net income (loss) allocable to common shareholders	$(126,934)	$79,408	$104,740	$40,806	$189,900
Earnings (loss) per common share:
Basic	$(1.35)	$0.84	$1.11	$0.43	$2.02
Diluted	$(1.35)	$0.82	$1.08	$0.42	$1.98
Dividends paid per common share	$0.02	$0.04	$0.04	$0.04	$0.04

	December 31,
	2020(1)(3)	2019(4)(5)(6)	2018	2017(7)(8)(10)	2016(9)(10)(11)
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$366,119	$106,666	$63,981	$85,674	$125,975
Working capital	$521,355	$266,104	$221,669	$151,610	$273,571
Total assets	$1,980,600	$1,960,548	$1,052,944	$991,157	$801,282
Long-term liabilities	$913,684	$669,949	$15,399	$17,408	$5,828
Total Callaway Golf Company shareholders’ equity	$675,644	$767,353	$724,574	$649,631	$598,906

(1)In June 2020, due to the significant business disruption and macro-economic impact of the COVID-19 pandemic on the Company's financial results, the Company performed a quantitative assessment of its goodwill and non-amortizing intangible assets, which resulted in an impairment charge of $174.3 million. For further discussion, see Note 9 "Goodwill and Intangible Assets" in the Notes to Consolidated Financial Statements in this Form 10-K.
(2)In October 2020, the Company entered into a Merger Agreement with Topgolf. The Company's consolidated statement of operations as of December 31, 2020 includes $8.5 million in transaction costs associated with this agreement, which were recorded in general and administrative expenses. For further discussion, see Note 6 "Business Combinations" in the Notes to Consolidated Financial Statements in this Form 10-K.

(3)In May 2020, the Company issued $258.8 million of 2.75% Convertibles Notes (the "Convertibles Notes"), which mature on May 1, 2026 unless earlier redeemed or repurchased by the Company or converted. As of December 31, 2020, the Company had $183.1 million outstanding under the Convertible Notes, net of unamortized debt issuance costs of $5.5 million and debt discount of $70.1 million, as presented in long-term debt on the Company's Consolidated Balance Sheet as of December 31, 2020. For further discussion, see Note 7 "Financing Arrangements" to the Notes to Consolidated Financial Statements in this Form 10-K.
(4)In January 2019, the Company completed the acquisition of Jack Wolfskin. The Company's consolidated statement of operations as of December 31, 2019 and 2018 includes the recognition of $26.4 million and $3.7 million, respectively, in transaction and transition costs associated with the acquisition. The Company's consolidated balance sheet includes the addition of $521.2 million in total net assets related to Jack Wolfskin. For further discussion, see Note 6 "Business Combinations" in the Notes to Consolidated Financial Statements in this Form 10-K.
(5)In January 2019, to fund the purchase price of the Jack Wolfskin acquisition, the Company entered into a Credit Agreement which provides for a Term Loan Facility in an aggregate principal amount of $480.0 million which was issued less $9.6 million in original issue discount and other transaction fees. As of December 31, 2020, the Company had $441.6 million outstanding under the Term Loan Facility, which is offset by unamortized debt issuance costs of $13.5 million. The Term Loan Facility is included in long-term debt on the consolidated balance sheets as of December 31, 2020 and 2019. For further discussion, see Note 7 "Financing Arrangements" to the Notes to Consolidated Financial Statements in this Form 10-K.
(6)In 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)" which requires all lessees to recognize a right-of-use asset and a lease liability for all leases with a term greater than 12 months. The Company's consolidated balance sheets as of December 31, 2020 and 2019 include a right-of-use asset of $195.8 million and $161.4 million, respectively, and a lease liability of $208.3 million and $165.3 million respectively. For further discussion, see Note 3 "Leases" in the Notes to Consolidated Financial Statements in this Form 10-K.
(7)In 2017, the Company completed the acquisitions of OGIO and TravisMathew. The Company's consolidated statement of operations includes the recognition of $3.1 million and $2.4 million in transaction and transition costs for OGIO and TravisMathew, respectively. The Company's consolidated balance sheet includes the addition of $66.0 million and $124.6 million in total net assets related to OGIO and TravisMathew, respectively.
(8)In December 2017, the Tax Act was enacted into legislation, which includes a broad range of provisions affecting businesses. The Tax Act significantly revises how companies compute their U.S. corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Pursuant to the Tax Act, the Company recorded net tax expense of $7.5 million, which was comprised of $11.1 million of income tax expense related to the revaluation of deferred tax assets, partially offset by a tax benefit of $3.6 million as a result of the mandatory deemed repatriation on earnings and profits of U.S.-owned foreign subsidiaries.
(9)The Company's tax provision, total assets and long-term liabilities were significantly impacted in 2016 by the reversal of the Company's valuation allowance on its U.S. deferred tax assets. In the fourth quarter of 2016, the Company performed an analysis to determine the realization of its deferred tax assets and concluded that it was more likely than not that the majority of its U.S. deferred tax assets will be realized, which resulted in a one-time, non-cash benefit of $156.6 million related to the reversal of the Company's valuation allowance on its U.S. deferred tax assets. This reversal was partially offset by the recognition of $16.0 million in income taxes that were retroactive for all of 2016 on the Company's U.S. business.
(10)In July 2016, the Company contributed $10.6 million, primarily in cash, for a 52% ownership of the joint venture, Callaway Apparel K.K., and in May 2019, the Company entered into a stock purchase agreement to acquire the remaining 48% of the shares in the joint venture. (see Note 11 "Joint Venture" in the Notes to Consolidated Financial Statements in this Form 10-K). At December 31, 2019, the Company owned 100% of this entity.
(11)In April 2016, the Company sold approximately 10.0% or $5.8 million (on a cost basis) of its preferred shares in Topgolf for $23.4 million, and recognized a gain of approximately $17.7 million in other income (expense) during the second quarter of 2016.

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
Revenue Recognition
The Company accounts for revenue recognition in accordance with Accounting Standards Codification (“ASC”) Topic 606, "Revenue from Contracts with Customers." See Note 2 "Summary of Significant Accounting Policies" and Note 4 “Revenue Recognition” in the Notes to Consolidated Financial Statements in this Form 10-K.
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
The amount of revenue the Company recognizes is based on the amount of consideration it expects to receive from customers. The amount of consideration is the sales price adjusted for estimates of variable consideration, including sales returns, discounts and allowances as well as sales programs, sales promotions and price concessions that are offered by the Company as described below. These estimates are based on the amounts earned or expected to be claimed by customers on the related sales, and are therefore recorded as reductions to sales and trade accounts receivable.
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

The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product's life cycle, which varies from two to three years, and price concessions or price reductions are generally offered at the end of the product's life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to net sales using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates and adjusts the rate as deemed necessary in order to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate during the year ended December 31, 2020, and the Company's actual amount of variable consideration related to these sales programs has historically not been materially different from its estimates. However, if the actual variable consideration is significantly different than the accrued estimates, the Company may be exposed to adjustments to revenue that could be material. Assuming there had been a 10% increase over the accrued estimated variable consideration for 2020 sales program incentives, pre-tax income for the year ended December 31, 2020 would have decreased by approximately $2.5 million.
The Company records an estimate for anticipated returns as a reduction of sales and cost of sales, and accounts receivable in the period that the related sales are recorded. The cost recovery of inventory associated with this reserve is accounted for in other current assets. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also offers certain customers sales programs that allow for specific returns. The Company records a return reserve for anticipated returns related to these sales programs at the time of the sale based on the terms of the sales program. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance for sales returns. However, if the actual costs of sales returns are significantly different than the recorded estimated allowance, the Company may be exposed to losses or gains that could be material. Assuming there had been a 10% increase over the recorded estimated allowance for 2020 sales returns less the cost recovery of inventory, pre-tax income for the year ended December 31, 2020 would have decreased by approximately $4.4 million.
Allowance for Estimated Credit Losses
The Company maintains an allowance for estimated credit losses resulting from the failure of its customers to make required payments. As of January 1, 2020, the Company accounts for these estimated losses in accordance with ASC Topic 326, "Measurement of Credit Losses on Financial Instruments," which replaced the "expected credit loss" model with the "incurred loss" model and requires consideration of a broader range of information to estimate expected credit losses over the life of the asset. The Company's prior methodology for estimating credit losses on trade accounts receivable did not differ significantly from the new requirements of ASC 326. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. An estimate of credit losses for the remaining customers in the aggregate is based upon historical bad debts, current customer receivable balances, age of customer receivable balances, and the customers' financial condition, all of which are subject to change. Additionally, the Company’s monitoring activities now consider future reasonable and supportable forecasts of economic conditions to adjust all general reserve percentages as necessary. Balances are written off when determined to be uncollectible. Assuming there had been a 10% increase in uncollectible accounts over the 2020 recorded estimated allowance for doubtful accounts, pre-tax income for the year ended December 31, 2020 would have decreased by approximately $1.7 million.
Inventories
Inventories are valued at the lower of cost or net realizable value, which includes a reserve for excess, obsolete and/or unmarketable inventory. The Company estimates the reserve based upon current inventory levels, sales trends and historical experience as well as management’s estimates of market conditions and forecasts of future product demand, all of which are subject to change. The calculation of the Company’s reserve for excess, obsolete and/or unmarketable inventory requires management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand and pricing, regulatory (USGA and R&A) rule changes, the promotional environment and technological obsolescence. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the reserve. However, if estimates regarding consumer demand are inaccurate or change, the Company may need to increase its inventory allowance, which could significantly adversely affect the Company’s operating results. Assuming there had been a 10% increase in obsolete or unmarketable inventory over the 2020 recorded estimated allowance for obsolete or unmarketable inventory, pre-tax income for the year ended December 31, 2020 would have decreased by approximately $2.5 million.
Impairment of Goodwill and Intangible Assets
The Company evaluates the recoverability of its goodwill and indefinite-lived intangible assets at least annually or more frequently whenever indicators are present that the carrying amounts of these assets may not be fully recoverable. To determine fair value, the Company uses cash flow estimates discounted at an appropriate rate, quoted market prices, royalty rates when available and independent appraisals as appropriate. Any required impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value and is recorded as a reduction in the carrying value of the asset and a charge to earnings. The Company uses its best judgment based on current facts and circumstances related to its business when making these estimates. However, if actual results are not consistent with the Company’s estimates and assumptions used in calculating future cash flows and asset fair values, the Company may be exposed to losses that could be material.
During the second quarter of 2020, due to the significant disruptions caused by the COVID-19 pandemic on the Company's operations, the Company performed a qualitative assessment considering the macroeconomic conditions caused by the COVID-19 pandemic, and the potential impact on the Company's sales and operating income for the remainder of fiscal 2020 and potentially beyond. Based on this assessment, the Company determined that there were indicators of impairment, and proceeded with a quantitative assessment of goodwill for all reporting units as well as for its indefinite-lived intangible assets. As a result, the Company recognized impairment losses of $148.4 million to write-off the goodwill associated with the Jack Wolfskin reporting unit, and $25.9 million to write-down the trade name associated with Jack Wolfskin to its new estimated fair value. The Company did not record further impairments in the second half of 2020. For further information, see Note 9 “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements in this Form 10-K.
Income Taxes
Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to ASC Topic 740 and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. In accordance with the applicable accounting rules, the Company maintains a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions. For further information, see Note 13 “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.
Pursuant to ASC Topic 740-25-6, the Company is required to accrue for the estimated additional amount of taxes for uncertain tax positions if it is deemed to be more likely than not that the Company would be required to pay such additional taxes. The Company is required to file federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company accrues an amount for its estimate of additional tax liability, including interest and penalties in income tax expense, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available. Historically, additional taxes paid as a result of the resolution of the Company’s uncertain tax positions have not been materially different from the Company’s expectations. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For further information, see Note 13 “Income Taxes.”

Business Combinations
The Company is required to make significant estimates and assumptions to determine the fair value of tangible and intangible assets acquired and liabilities assumed at the acquisition date, as well as the estimated useful life of those acquired intangible assets. Intangible assets may include the acquired company's trade name, existing customer relationships, developed technology, patents and goodwill. Significant estimates and assumptions used to value intangible assets include, but are not limited to, expected future revenues, growth rates, cash flows and discount rates. In addition, significant estimates and assumptions are used in determining uncertain tax positions and valuation allowances, as well as the fair value of equity awards assumed. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Derivatives and Hedging
In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses designated cash flow hedges and non-designated hedges in the form of foreign currency forward contracts to mitigate the impact of foreign currency translation on transactions that are denominated primarily in Japanese Yen, British Pounds, Euros, Canadian Dollars, Australian Dollars and Korean Won, and designated interest rate hedge contracts to mitigate the impact of variable interest rates on long-term debt.
The Company accounts for its foreign currency forward contracts, cross-currency debt swap contracts and interest rate hedge contracts in accordance with ASC Topic 815, "Derivatives and Hedging" ("ASC Topic 815"). ASC Topic 815 requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as a designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Gains and losses from the remeasurement of qualifying cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) and released into earnings as a component of cost of goods sold or net sales, other income (expense) and interest expense during the period in which the hedged transaction takes place. Remeasurement gains or losses of derivatives that are not elected for hedge accounting treatment are recorded in earnings immediately as a component of other income (expense).
Foreign currency forward contracts and interest rate hedge contracts are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements and changes in interest rates. The Company does not enter into foreign currency forward contracts, cross-currency debt swap contracts and interest rate hedge contracts for speculative purposes. The Company utilizes counterparties for its derivative instruments that it believes are credit-worthy at the time the transactions are entered into and the Company closely monitors the credit ratings of these counterparties.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Form 10-K, which is incorporated herein by this reference.
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with the accounting principles generally accepted in the United States, the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. This non-GAAP information includes the following:

•For the years ended December 31, 2020, 2019 and 2018, certain of the Company’s financial results were presented on a constant currency basis, which estimates what the Company’s financial results would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency results and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period.
•For the year ended December 31, 2020, certain financial results exclude certain non-cash charges, including the recognition of an impairment loss to write-off goodwill and a portion of the trade name associated with Jack Wolfskin, amortization expense of intangible assets associated with the Jack Wolfskin, OGIO and TravisMathew acquisitions, amortization expense related to the discount of the Convertible Notes issued in May 2020, costs associated with the pending Topgolf merger, and other non-recurring expenses.
•For the year ended December 31, 2019, certain financial results exclude certain non-cash charges, including the amortization of purchase accounting adjustments associated with the Jack Wolfskin acquisition, amortization expense of intangible assets associated with the Jack Wolfskin, OGIO and TravisMathew acquisitions, and transaction and transition costs in connection with the Jack Wolfskin acquisition.
•For the year ended December 31, 2018, certain financial results exclude non-cash amortization expense of intangible assets associated with the OGIO and TravisMathew acquisitions.
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
Pending Merger with Topgolf
In October 2020, the Company entered into an agreement to acquire Topgolf in an all-stock transaction, pursuant to a Merger Agreement by and among the Company, Topgolf and the Merger Sub. The Merger is expected to close during the first quarter of 2021, after which the former Topgolf stockholders (other than the Company) are expected to own approximately 48.5% of the combined company on a fully diluted basis. This Merger is expected to enable the combined company to accelerate innovation, develop exciting new products and experiences, and create compelling value for shareholders.

The Company currently estimates that it will issue approximately 90 million shares of its common stock to the stockholders of Topgolf (excluding the Company) for 100% of the outstanding equity of Topgolf, using an exchange ratio based on an equity value of Topgolf of approximately $1,986.0 million (or approximately $1,745.0 million excluding Topgolf shares currently held by the Company) and a price per share of the Company’s common stock fixed at $19.40 per share. The actual purchase consideration upon the close of the Merger will be based on the estimated number of shares of the Company's common stock as discussed above, multiplied by the closing price of Company's common stock as of that day. As of December 31, 2020, the Company held approximately 14.3% of Topgolf's outstanding shares, which will be contributed towards that total purchase consideration. The Company will also recognize a gain, which is expected to be in excess of $200.0 million to write-up its pre-merger investment in Topgolf to its fair value, based on the closing price of the Company's common stock on the date of the Merger. Upon completion of the Merger, the former Topgolf stockholders (other than the Company) are expected to own approximately 48.5% of the combined company on a fully diluted basis. Outstanding Topgolf stock options will be converted into options to purchase the Company’s common stock, generally using the same exchange ratio. Additionally, the Company currently expects to acquire significant deferred tax assets related to tax carryforwards in the Proposed Merger. As a result of the propose merger it is possible a significant amount of the combined Company’s deferred tax assets could expire unused and therefore the Company may be required to record a valuation allowance against all or a substantial portion of its net deferred tax assets, which could have a significant impact on the Company’s tax provision in 2021. The analysis of this is complex and is subject to judgment based on information not yet available to the Company. The Company will make a more complete assessment of this following the merger and will record a valuation allowance, if appropriate.
The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $75.0 million. The Merger is expected to close on or around March 8, 2021, subject to shareholder approval and other customary conditions (see Note 6 “Business Combinations” in the Notes to Consolidated Financial Statements in this Form 10-K).
Operating and Reportable Segments
The Company has two operating and reportable segments, namely Golf Equipment and Apparel, Gear and Other.
The Golf Equipment operating segment, which is comprised of golf club and golf ball products, includes Callaway Golf-branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata branded golf balls and sales of pre-owned golf clubs.
The Apparel, Gear and Other operating segment includes the Jack Wolfskin outdoor apparel, gear and accessories business, the TravisMathew golf and lifestyle apparel and accessories business, and the Callaway soft goods business and the OGIO business, which consists of golf apparel and accessories (including golf bags and gloves), storage gear for sport and personal use, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products.
In connection with the pending Merger with Topgolf discussed above, the Company will reassess its operating and reportable segments at the time the Merger becomes final.
Cost of Sales
The Company’s cost of sales is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. Historically, over 85% of the Company's manufacturing costs, primarily material and component costs, are variable in nature and fluctuate with sales volumes. With respect to the Company's Golf Equipment operating segment, variable costs as a percentage of cost of sales range between 85% to 95% for golf club products and 70% to 80% for golf ball products. Variable costs for soft goods in the Apparel, Gear and Other operating segment are generally greater than 85% as fewer fixed costs are used in the manufacturing of soft goods products. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. See "Years Ended December 31, 2020 and 2019—Segment Profitability" and "Years Ended December 31, 2019 and 2018—Segment Profitability" below for further discussion of gross margins.

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
Apparel, Gear and Other
Sales of the Company's golf and lifestyle apparel, gear and accessories generally follow the same seasonality as golf equipment, and are therefore generally higher during the first half of the year. Sales of outdoor apparel, footwear and equipment related to the Jack Wolfskin business focuses primarily on outerwear and consequently experiences stronger sales for such products during the cold-weather months and the corresponding prior sell-in periods. Therefore, sales of Jack Wolfskin products are generally greater during the second half of the year.
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
Executive Summary of Results of Operations
Net sales for the full year in 2020 decreased $111.6 million or 6.6% to $1,589.5 million compared to $1,701.1million in 2019. This decrease reflects a $115.1 million or 15.9% decline in net sales of apparel, gear and other, offset by an increase of $3.5 million or 0.4% in net sales of golf equipment, compared to 2019. The overall decline in net sales in 2020 reflects the challenges the Company faced as the result of the COVID-19 pandemic, primarily during the first half of 2020 at the height of the worldwide regulatory restrictions, which resulted in the temporary closure of the Company’s retail locations, manufacturing facilities and distribution centers at varying times. The Company began to see signs of improvement coming out of the second quarter of 2020, and in the third and fourth quarters of 2020, the Company experienced record sales due to an unprecedented demand for golf equipment, particularly in the United States and Europe, due to an increased interest in the game of golf, as it supports an active and healthy way of life that is compatible with social distancing. This surge in golf equipment sales also reflects the strength of the Company’s product offerings across all skill levels. Additionally, although sales of apparel, gear and other were down substantially for the full year, these soft goods sales rebounded faster than anticipated during the second half of the year, led by the TravisMathew and Jack Wolfskin apparel businesses, which have benefited from strong brand momentum combined with increased outdoor consumer activity. In addition, as government mandated restrictions and retail store closures limited consumers' ability to shop in-store, the Company experienced a higher mix of e-commerce sales in 2020, which increased overall by 34.5%

compared to e-commerce sales in 2019. The Company anticipates this trend will continue into 2021. Overall, the Company is encouraged that sales in all of its businesses are improving since the start of the COVID-19 pandemic.
COVID-19 also negatively impacted the Company's gross margin. More specifically, the Company's 2020 full year gross margin compared to 2019 declined 370 basis points primarily due to the decrease in sales, the shutdown of its manufacturing plants during the year and the Company's proactive inventory reduction initiatives. To mitigate the effects of COVID-19 on the Company’s business, the Company took proactive actions to protect its employees, reduce costs, maximize liquidity, and conserve cash. Reductions in discretionary spending and infrastructure costs, including a reduction in workforce, reduced marketing and travel expenses, and voluntary reductions in compensation by the Board of Directors, the Chief Executive Officer and other members of senior management, have resulted in a significant reduction in planned operating expenses and capital expenditures. As a result of these cost reduction initiatives, the Company realized net savings in operating expenses of $45.3 million (7.1%) (excluding impairment charges of $174.3 million) for the full year in 2020 compared to 2019.
After COVID-19 began, the Company also focused on maximizing cash and liquidity, including the inventory reduction initiatives to generate cash and tight management of working capital generally, combined with the suspension of open market stock repurchases and the cessation of the Company’s quarterly dividend. Due to these efforts to maximize cash and liquidity, reduced discretionary spending, and overall business improvement, at December 31, 2020, the Company’s liquidity, consisting of cash, including proceeds from the convertible senior notes issued in May 2020, combined with availability under its credit facilities, increased to $632.4 million compared to $303.3 million at December 31, 2019.
Looking forward, the Company anticipates that COVID-19 will continue to negatively impact its business in 2021 as a result of the continued government shutdown orders and other restrictions around the world, although to a lesser degree than in 2020. All of the Company’s business segments, as well as the Topgolf business, support an active outdoor lifestyle that is compatible with a world of social distancing and the Company anticipates that its continued brand momentum, increased demand for golf equipment and recovery in its soft goods business will continue into 2021, and therefore help mitigate the impact of COVID-19.
Years Ended December 31, 2020 and 2019
Net sales for the year ended December 31, 2020 decreased $111.6 million (6.6%) to $1,589.5 million compared to $1,701.1 million for the year ended December 31, 2019. This decrease reflects a $115.1 million or 15.9% decline in sales of apparel, gear and other resulting from the negative impact of the COVID-19 pandemic, including the temporary closure of most of the Company's operations and retail doors during the second quarter of 2020, with additional closures in the fourth quarter of 2020. This decrease was partially offset by the golf equipment segment, which saw strong momentum during the second half of the year and resulted in a $3.5 million or 0.4% increase in sales of golf equipment. In addition, due to government mandated restrictions and retail store closures, the Company experienced a higher mix of e-commerce sales, which increased overall by 34.5% in 2020 compared to 2019. The increase in net sales also reflects the favorable impact of $10.8 million due to fluctuations in foreign currencies for the year ended December 31, 2020.
The Company’s net sales by operating segment are presented below (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2020	2019	Dollars	Percent
Net sales:
Golf Equipment	$982.7	$979.2	$3.5	0.4%
Apparel, Gear and Other	606.8	721.9	(115.1)	(15.9)%
	$1,589.5	$1,701.1	$(111.6)	(6.6)%

For further discussion of each operating segment’s results, see "Operating Segments Results for the Years Ended December 31, 2020 and 2019" below.
Net sales information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Decline		Constant Currency Decline vs. 2019
	2020	2019	Dollars	Percent	Percent
Net sales:
United States	$778.6	$788.2	$(9.6)	(1.2)%	(1.2)%
Europe	373.0	428.6	(55.6)	(13.0)%	(14.7)%
Japan	212.1	246.3	(34.2)	(13.9)%	(15.6)%
Rest of World	225.8	238.0	(12.2)	(5.1)%	(4.8)%
	$1,589.5	$1,701.1	$(111.6)	(6.6)%	(7.2)%
Net sales in the United States decreased $9.6 million (1.2%) to $778.6 million during 2020 compared to $788.2 million in 2019. Net sales in regions outside of the United States decreased $102.0 million (11.2%) to $810.9 million in 2020 compared to $912.9 million in 2019. Fluctuations in foreign currencies had a favorable impact on international net sales of $10.8 million in 2020 relative to the prior year. The general decrease in net sales by region was primarily due to the business disruptions caused by the COVID-19 pandemic, as discussed above, partially offset by increased sales of golf equipment resulting from the popularity of golf as a social-distancing activity. The significant decline in Europe was primarily due to a decline in sales of soft goods in that region as the result of the temporary closure of retail stores during the second quarter of 2020, and again, to a lesser extent in the fourth quarter of 2020. The decline in Japan was due to a region specific product launch in 2019 and no similar launch in 2020, combined with a slower recovery of their apparel business, which was more heavily impacted by the pandemic.
Gross profit decreased $109.2 million to $657.6 million in 2020 from $766.8 million in 2019. Gross profit as a percent of net sales ("gross margin") decreased 370 basis points to 41.4% in 2020 from 45.1% in 2019. The decline in gross profit was primarily due to the overall decline in sales related to the COVID-19 pandemic, proactive soft goods inventory reduction initiatives, costs associated with idle facilities during the government mandated shutdown and increased freight expense in the back-half of 2020. These declines were partially offset by favorable changes in foreign currency as well as a higher mix of e-commerce sales, which have higher gross margins. For a further discussion of gross margin, see "Segment Profitability" below.
Selling expenses decreased by $46.4 million to $391.8 million (24.7% of net sales) in 2020 compared to $438.2 million (25.8% of net sales) in 2019. This 10.6% decrease was primarily due to the Company's planned reduction in operating expenses in response to the decline in sales caused by the COVID-19 pandemic. These reductions consisted of a $23.6 million decline in marketing and tour expenses due to the cancellation of golf events, a $11.5 million decline in employee costs as a result of the Company's cost reduction initiatives in response to COVID-19, and a $8.3 million decline in employee travel expenses due to COVID-19 travel restrictions, as well as an overall decline in variable expenses.
General and administrative expenses increased by $5.4 million to $150.7 million (9.5% of net sales) in 2020 compared to $145.3 million (8.5% of net sales) in 2019. This 3.7% increase was primarily due to a $10.9 million increase in legal expenses and professional fees, and a $2.8 million increase in depreciation and amortization expense. These increases were partially offset by a $6.5 million decline in employee costs as a result of the Company's cost reduction initiatives in response to COVID-19, and a $2.1 million decline in travel expenses due to COVID-19 travel restrictions.
Research and development expenses decreased by $4.3 million to $46.3 million (2.9% of net sales) in 2020 compared to $50.6 million (3.0% of net sales) in 2019. This 8.5% decrease was primarily due to a $4.1 million decline in employee costs resulting from the Company's cost reduction initiatives, and a $1.2 million decline in travel and entertainment as a result of travel restrictions related to the COVID-19 pandemic.
Due to the significant business disruption and macro-economic impact of the COVID-19 pandemic, the Company recognized an impairment charge of $174.3 million to write-off goodwill and a portion of the trade name associated with Jack Wolfskin. For further discussion, see Note 9 "Goodwill and Intangible Assets" to the Notes to Consolidated Financial Statements in this Form 10-K.
Interest expense increased by $8.1 million to $47.4 million in 2020 compared to $39.3 million in 2019 primarily due to the issuance of $258.8 million in Convertible Notes in May 2020 partially offset by a decrease resulting from repayments on the Term Loan Facility and lower outstanding borrowings on the Company's credit facilities (see Note 7

"Financing Arrangements" and Note 19 "Derivatives and Hedging" to the Notes to Consolidated Financial Statements in this Form 10-K).
Other income increased by $23.4 million to $25.0 million in 2020 compared to $1.6 million in 2019. This increase was due to a $14.8 million increase in net foreign currency transaction gains, combined with the recognition of an $11.0 million net gain in connection with the settlement of a cross-currency swap contract. These increases were partially offset by a net decrease of $4.0 million on gains related to hedging contracts.
The provision for income taxes decreased by $17.0 million to a tax benefit of $0.5 million in 2020, compared to a tax provision of $16.5 million in 2019. The Company's effective tax rate as a percentage of pre-tax loss for the year ended December 31, 2020 decreased to 0.4%, compared to 17.3% as a percent of pre-tax income in the comparable period of 2019. This decrease was primarily due to the goodwill impairment charge recorded during the second quarter of 2020, which is non-deductible for tax purposes combined with an overall decline in pre-tax earnings in 2020 compared to 2019. For further discussion, see Note 13 "Income Taxes" to the Notes to Consolidated Financial Statements in this Form 10-K.
Net income/loss in 2020 decreased to a net loss of $126.9 million compared to net income of $79.4 million in 2019. Diluted earnings/loss per share decreased $2.17 to a loss per share of $1.35 in 2020 compared to earnings per share of $0.82 in 2019.
On a non-GAAP basis, excluding the items described in the table following this paragraph, the Company's net income and diluted earnings per share for the year ended December 31, 2020 would have been $64.4 million and $0.67 per share, respectively, compared to $105.7 million and $1.10 per share, respectively, for the comparative period in 2019. The decrease in non-GAAP earnings in 2020 was primarily due to the business disruptions and challenges caused by the COVID-19 pandemic during 2020, which resulted in a significant decline in net sales and operating income compared to 2019, partially offset by the Company's planned cost reduction initiatives in response to the COVID-19 pandemic, as well as decreased travel and entertainment expenses, lower variable expenses due to lower sales, and reduced spending in marketing and tour expenses. In addition, non-GAAP net income for 2020 includes a net gain that was recognized in connection with the settlement of a cross-currency swap contract as well as the favorable impact of changes in foreign currencies. All the foregoing was offset by the Company's continued investments in its new businesses.
The table below presents a reconciliation of the Company's results under GAAP for the year ended December 31, 2020 and 2019 to the Company's non-GAAP results as defined above for the same periods (in millions, except per share information).

	Year Ended December 31, 2020
	As Reported	Non-Cash Amortization of Intangible Assets and Impairment Charges (1)	Non-Cash Amortization of Discount on Convertible Notes(2)	Acquisition and Other Costs(3)	Non-GAAP(4)
Net income (loss) attributable to Callaway Golf Company	$(126.9)	$(170.1)	$(4.9)	$(16.3)	$64.4
Diluted earnings (loss) per share	$(1.35)	$(1.81)	$(0.05)	$(0.17)	$0.67
Weighted-average shares outstanding	94.2	94.2	94.2	94.2	96.3

	Year Ended December 31, 2019
	As Reported	Non-Cash Amortization of Intangible Assets(1)	Acquisition and Transition Costs(5)	Non-GAAP
Net income (loss) attributable to Callaway Golf Company	$79.4	$(13.9)	$(12.4)	$105.7
Diluted earnings (loss) per share	$0.82	$(0.15)	$(0.13)	$1.10
Weighted-average shares outstanding	96.3	96.3	96.3	96.3

(1)Includes the non-cash amortization expense of intangible assets in connection with the acquisitions of Jack Wolfskin, TravisMathew and OGIO. In addition, the year ended December 31, 2020 includes the recognition of a $174.3 million impairment charge to write down goodwill and a portion of the trade name related to Jack Wolfskin, and the year ended December 31, 2019 includes the amortization of the inventory valuation step-up in connection with the Jack Wolfskin acquisition.
(2)Represents the non-cash amortization of the discount on the Convertible Notes issued in May 2020.
(3)Represents transaction costs related to the Topgolf merger announced in October 2020, including legal, professional and SEC filing fees, redundant costs associated with the Company's transition of its North America distribution center to a new facility, IT consulting related to the implementation of new IT systems for Jack Wolfskin, and severance charges associated with workforce reductions due to the COVID-19 pandemic.
(4)Total diluted earnings per share on a non-GAAP basis for the year ended December 31, 2020 was calculated using diluted weighted average shares outstanding, as earnings on a non-GAAP basis resulted in net income after giving effect to the non-recurring and non-cash charges discussed above.
(5)Represents non-recurring transaction fees associated with the Jack Wolfskin acquisition completed in January 2019, including banker's fees, legal fees, consulting and travel expenses; costs associated with transitioning and reporting on the Jack Wolfskin business, including audit fees for SEC reporting requirements, recruiting fees, and valuation services associated with preparing Jack Wolfskin's opening balance sheet; consulting fees to address an activist investor; and a net loss from the remeasurement of a foreign currency forward contract in connection with the acquisition of Jack Wolfskin, which was denominated in Euros.
Operating Segments Results for the Years Ended December 31, 2020 and 2019
Golf Equipment
Golf Equipment sales increased $3.5 million (0.4%) to $982.7 million in 2020 compared to $979.2 million in 2019 as a result of an increase of $18.8 million or 2.4% in golf club sales, partially offset by a $15.3 million or 7.2% decrease in golf ball sales. Net sales information for the Golf Equipment segment by product category is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2020	2019	Dollars	Percent
Net sales:
Golf Clubs	$787.1	$768.3	$18.8	2.4%
Golf Balls	195.6	210.9	(15.3)	(7.3)%
	$982.7	$979.2	$3.5	0.4%
Net sales of Golf Clubs increased $18.8 million (2.4%) to $787.1 million in 2020 compared to 2019 primarily due to an increase in sales volume, partially offset by a decline in average selling prices. The increase in sales volume was driven by an increase in the popularity of golf as a result of the heightened demand for outdoor, socially-distanced activities during the COVID-19 pandemic. Also due to the pandemic, sales of golf equipment through the Company's e-commerce channel increased by approximately 24.0% in 2020 compared to 2019. The decline in average selling prices was primarily due to the current year launch of the Mavrik line of drivers and irons, which have a lower average selling price compared to the Epic Flash drivers and Apex irons launched in 2019, combined with a shift in sales mix to lower margin pre-owned products.
Net sales of Golf Balls decreased $15.3 million (7.3%) to $195.6 million in 2020 compared to 2019, primarily due to a decline in sales volume and flat average selling prices. The decline in sales volume was due to the business disruptions caused by the COVID-19 pandemic during the first half of 2020, including the delayed launch of the Chrome Soft X golf balls, which occurred later in the second quarter of 2020 than originally anticipated. This decline was partially offset by an increase in sales in the third and fourth quarters due to the popularity of golf as a socially-distanced activity.
Apparel, Gear and Other
Apparel, Gear and Other sales decreased $115.1 million (15.9%) to $606.8 million in 2020 compared to $721.9 million in 2019 primarily due to the business disruptions and challenges caused by the COVID-19 pandemic. This decrease was partially offset by an increase in e-commerce sales, which increased by approximately 56.0% in 2020 compared to 2019. Net sales information for the Apparel, Gear and Other segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Decline
	2020	2019	Dollars	Percent
Net sales:
Apparel	$349.3	$410.7	$(61.4)	(15.0)%
Gear, Accessories & Other	257.5	311.2	(53.7)	(17.3)%
	$606.8	$721.9	$(115.1)	(15.9)%
Net sales of Apparel decreased $61.4 million (15.0%) to $349.3 million in 2020 compared to 2019 due to a decline in sales across all apparel brands as a result of the business challenges caused by the COVID-19 pandemic, including the temporary closure of retail stores in most major markets, primarily during the second quarter of 2020, combined with additional closures during the fourth quarter of 2020.
Net sales of Gear, Accessories & Other decreased $53.7 million (17.3%) to $257.5 million in 2020 compared to 2019, primarily due to a decline in sales of OGIO-branded bags and Callaway-branded golf bags resulting from the business challenges caused by the COVID-19 pandemic. Additionally, the Company moved a portion of the OGIO business to a licensing arrangement during the current year.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)
	2020	2019	Dollars	Percent
Income before income taxes:
Golf Equipment	$148.6	$140.3	$8.3	5.9%
Apparel, Gear and Other	0.7	75.5	(74.8)	(99.1)%
Reconciling items(1)	(276.8)	(120.0)	(156.8)	130.7%
	$(127.5)	$95.8	$(223.3)	(233.1)%

(1)Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The $156.8 million increase in reconciling items in 2020 compared to 2019 includes the recognition of a $174.3 million impairment charge to write down goodwill and a portion of the trade name related to Jack Wolfskin in 2020 (see Note 9 "Goodwill and Intangible Assets" to the Notes to Consolidated Financial Statements in this Form 10-K), $5.5 million in expenses related to the Company's transition to its new North America distribution center in 2020, and an $8.1 million increase in net interest expense. These increases were partially offset by a $23.4 million increase in other income primarily due to foreign currency and hedging contract gains, and a $10.9 million decrease in amortization expense recognized in 2019 related to the inventory valuation step-up from the Jack Wolfskin acquisition (see Note 6 "Business Combinations" in the Notes to Consolidated Financial Statements in this Form 10-K).
Pre-tax income in the Company’s Golf Equipment operating segment improved to $148.6 million in 2020 from $140.3 million in 2019. This improvement was primarily due to a $36.0 million decrease in operating expenses, partially offset by a $27.7 million decline in gross profit (a decline of 300 basis points in gross margin). The decrease in operating expenses was primarily due to decreases in marketing expenses and employee costs resulting from the Company's cost reduction initiatives in response to the COVID-19 pandemic, in addition to decreases in employee travel costs and tour expense resulting from travel restrictions and canceled golf tournaments caused by the COVID-19 pandemic. The decline in gross margin was largely due to lower sales and the negative impact of idle facilities during the government mandated shutdown during the first half of 2020 as a result of the COVID-19 pandemic and increased freight expense in the back-half of 2020. This decline was partially offset by a higher mix of direct-to-consumer e-commerce sales, which have higher margins relative the Company's wholesale business.
Pre-tax income in the Company's Apparel, Gear and Other operating segment decreased to $0.7 million in 2020 from $75.5 million in 2019. This decrease was primarily due to a $86.9 million decrease in gross profit (a decline of 540 basis points in gross margin), partially offset by a $12.1 million decrease in operating expenses. The decline in gross margin was primarily due to the Company's proactive soft goods inventory reduction initiatives combined with the negative impact of idle facilities during the government mandated shutdown, fixed costs on the lower sales base caused by the temporary shut-down of the Company's distribution centers and retail locations primarily during the first half of 2020 as a result of the COVID-19 pandemic. These declines were partially offset by a higher mix of direct to consumer e-commerce sales, which have higher gross margins relative to the Company's wholesale business. The decrease in operating expenses was primarily due to decreases in marketing expenses and employee costs resulting from the Company's cost reduction initiatives in response to the COVID-19 pandemic, in addition to a decrease in employee travel costs as the result of travel restrictions caused by the COVID-19 pandemic.
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

(1)The Company changed its operating segments as of January 1, 2019. Accordingly, prior period amounts have been reclassified to conform with the current period presentation.
For further discussion of each operating segment’s results, see "Operating Segments Results for the Years Ended December 31, 2019 and 2018" below.
Net sales information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth		Constant Currency Growth/(Decline) vs. 2018
	2019	2018(1)	Dollars	Percent	Percent
Net sales:
United States	$788.2	$708.5	79.7	11.2%	11.3%
Europe	428.6	149.6	279.0	186.5%	201.9%
Japan	246.3	223.7	22.6	10.1%	8.9%
Rest of World	238.0	161.0	77.0	47.8%	54.6%
	$1,701.1	$1,242.8	$458.3	36.9%	39.4%

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
Net sales in the United States increased $79.7 million (11.2%) to $788.2 million during 2019 compared to $708.5 million in 2018. Net sales in regions outside of the United States increased $378.6 million (70.9%) to $912.9 million in 2019 compared to $534.3 million in 2018. Fluctuations in foreign currencies had an unfavorable impact on international net sales of $31.2 million in 2019 relative to the prior year. The increase in net sales by region includes the following:

•In the United States, the increase was primarily due to an increase in sales of golf equipment combined with an increase in apparel sales due to the continued growth of the Travis Mathew business.
•In Europe, the increase was primarily due to incremental apparel sales resulting from the Jack Wolfskin acquisition completed in January 2019, combined with an increase in sales of golf equipment, partially offset by the unfavorable impact of foreign currency fluctuations on sales.
•The increase in Japan was primarily due to an increase in sales of golf equipment.
•The increase in Rest of World was primarily driven by incremental apparel sales in China resulting from the Jack Wolfskin acquisition completed in January 2019, partially offset by the unfavorable impact of foreign currency fluctuations on sales.
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
Selling expenses increased by $129.5 million to $438.2 million (25.8% of net sales) in 2019 compared to $308.7 million (24.8% of net sales) in 2018. This increase reflects $114.4 million of incremental costs resulting from the addition of the Jack Wolfskin business, a $5.9 million increase in employee costs, and a $3.8 million increase in professional fees as a result of additional investments in the business to sustain the Company's growth.
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
Interest expense increased by $33.8 million to $39.3 million in 2019 compared to $5.5 million in 2018 primarily due to $31.7 million of incremental interest expense recognized from the Term Loan Facility and related debt issuance costs in connection with the Jack Wolfskin acquisition completed in January 2019 (see Note 6 "Business Combinations" and Note 7 "Financing Arrangements" to the Notes to Consolidated Financial Statements in this Form 10-K).
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
The provision for income taxes decreased by $9.5 million to $16.5 million in 2019, compared to $26.0 million in 2018 primarily due to the decline in pre-tax income. As a percentage of pre-tax income, the Company's effective tax rate during 2019 declined to 17.3% compared to 19.8% in 2018 primarily due to a shift in the mix of foreign earnings relative to the prior year. For further discussion, see Note 13 "Income Taxes" to the Notes to Consolidated Financial Statements in this Form 10-K.
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

(1)Represents non-recurring transaction fees, including banker’s fees, legal fees, consulting and travel, and transition costs, including consulting, audit fees and valuations services associated with the acquisition of Jack Wolfskin completed in January 2019, as well as other non-recurring advisory fees. In addition, 2019 includes a net loss and 2018 includes a net gain due to the remeasurement of a foreign currency forward contract to mitigate the risk of foreign currency fluctuations on the acquisition of Jack Wolfskin.
(2)Represents the amortization of intangible assets related to the Company's OGIO and TravisMathew acquisitions in January 2017 and August 2017, respectively, as well as the amortization of intangible assets and the cost impact associated with a change in valuation of inventory (inventory step-up) related to the Company's Jack Wolfskin acquisition in January 2019.
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
Net sales of Gear, Accessories & Other increased $93.5 million (42.9%) to $311.2 million in 2019 compared to 2018. This increase was primarily due to the addition of Jack Wolfskin, combined with an increase in sales of Callaway-branded golf gloves. Net sales of gear, accessories and other were negatively impacted by $7.3 million of unfavorable foreign currency fluctuations period over period.
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2019	2018	Dollars	Percent
Income before income taxes:
Golf Equipment	$140.3	$128.6	$11.7	9.1%
Apparel, Gear and Other	75.5	54.9	20.6	37.5%
Reconciling items(1)	(120.0)	(52.2)	(67.8)	129.9%
	$95.8	$131.3	$(35.5)	(27.0)%

(1)Reconciling items represent corporate general and administrative expenses and other income (expense) not included by management in determining segment profitability. The $67.8 million increase in reconciling items in 2019 compared to 2018 includes incremental corporate general and administrative expenses associated with the addition of the Jack Wolfskin business in January 2019, in addition to $34.1 million in non-recurring charges that include (i) transition costs associated with the acquisition of Jack Wolfskin, (ii) the amortization of intangible assets and the cost impact associated with a change in valuation of inventory (inventory step-up) related to the Company's Jack Wolfskin acquisition, and (iii) amortization charges of intangible assets related to the Company's OGIO and TravisMathew acquisitions. Reconciling items in 2019 also include incremental interest expense of $31.7 million related to the Term Loan Facility used for the Jack Wolfskin acquisition as well as $3.9 million of net foreign currency exchange losses associated with the Jack Wolfskin acquisition. In 2018, reconciling items include $7.3 million of net foreign currency exchange gains, and $3.7 million of transaction costs associated with the Jack Wolfskin acquisition. For information on the acquisition of Jack Wolfskin and the Company's credit facilities and long-term debt obligations see Note 6 "Business Combinations" and Note 7 "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K .
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
Pre-tax income in the Company's Apparel, Gear and Other operating segment increased to $75.5 million in 2019 from $54.9 million in 2018 primarily due to the addition of the Jack Wolfskin business in January 2019, combined with an improvement in gross margin as a result of the continued success of the TravisMathew apparel business, partially offset by the negative impact of unfavorable changes in foreign currency rates.
Financial Condition
The Company’s cash and cash equivalents increased $259.5 million to $366.1 million at December 31, 2020, from $106.7 million at December 31, 2019, primarily due to proceeds of $258.8 million from the Convertible Notes issued in May 2020 combined with tight working capital management and the Company's cost reduction actions taken in response to COVID-19. This improvement in liquidity was partially offset by the overall decline in earnings period over period due to the adverse effects of the COVID-19 pandemic on the Company's business during 2020. During the twelve months ended December 31, 2020, the Company used its cash and cash equivalents combined with the proceeds from the issuance of the Convertible Notes to fund its operations, repay $134.9 million of amounts outstanding under its credit and long-term debt facilities, fund capital expenditures of $39.3 million, primarily for the Company's transition of its North America distribution center to a new facility, investments in its golf ball manufacturing plant and for the implementation of new IT systems. The Company further invested $20.0 million in Topgolf, and repurchased shares of its common stock for $22.2 million. In addition, in connection with the Convertible Notes, the Company paid a premium of $31.8 million for capped call transactions, which are expected to generally reduce the potential dilution to the Company’s common stock upon any conversion of the notes. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities, combined with borrowings under its current and future credit facilities as well as from other available sources of capital, as deemed necessary. See Note 7 "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K for further information on the Company's credit facilities, Term Loan Facility and Convertible Notes.
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company’s Golf Equipment business, the accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. The Company's Apparel, Gear and Other accounts receivable balances are expected to be higher during the second half of the year due to the seasonal nature of the Jack Wolfskin business, with a significant portion of its products geared toward the fall/winter season. As of December 31, 2020, the Company’s net accounts receivable decreased to $138.5 million from $140.5 million as of December 31, 2019. This $2.0 million decrease was primarily driven by an increase in the reserves for bad debt for certain slow-paying customers impacted by COVID-19, partially offset by an increase in trade receivables resulting from the overall increase in sales of both golf equipment and apparel during the fourth quarter of 2020 compared to the same period in 2019.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company's Golf Equipment business, the buildup of inventory levels generally begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Apparel, Gear and Other inventory levels start to build in the second quarter and continues into the third and fourth quarters due to the seasonal nature of the Jack Wolfskin business, as many of its products are geared toward the fall/winter season. The Company’s inventories decreased to $352.5 million as of December 31, 2020 from $456.6 million as of December 31, 2019. This $104.1 million decrease was primarily due to the Company's working capital management, including the Company's proactive soft goods inventory reduction initiatives, combined with an increase in demand for golf equipment as the result of the increased popularity of golf in the current COVID-19 environment. Inventories as a percentage of trailing 12 months net sales decreased to 22.0% as of December 31, 2020 compared to 27.9% as of December 31, 2019.
Liquidity and Capital Resources
Liquidity
The Company’s principal sources of liquidity consist of its existing cash balances, including cash from the issuance of the Convertible Notes in May 2020, funds expected to be generated from operations and funds from its credit facilities. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations in 2021, as well as from current and projected availability under its current or future credit facilities, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, required debt repayments and contractual obligations and commercial commitments for at least the next 12 months from the issuance of this Form 10-K.
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the future economic impact from the COVID-19 pandemic, demand for the Company’s products, foreign currency exchange rates, as well as the Company's pending merger with Topgolf, which was announced in October 2020, in addition to other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A in this Form 10-K). Given the uncertain duration of the COVID-19-related impact, the Company has proactively taken actions to significantly reduce costs, maximize liquidity and conserve cash for as long as may be required in light of current conditions. During the year ended December 31, 2020, the Company achieved significant planned reductions in operating expenses and capital expenditures by reducing discretionary spending and infrastructure costs on a worldwide basis, which included reductions in workforce, marketing and travel expenses, as well as voluntary reductions in compensation by the Board of Directors, the Chief Executive Officer and other members of senior management. As of December 31, 2020, the Company had $632.2 million in cash and availability under its credit facilities, which is an increase of $329.1 million compared to December 31, 2019. Information about the Company's credit facilities and long-term borrowings is presented in Note 7 “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K, and is incorporated herein by this reference.
In October 2020, the Company entered into a Merger Agreement to acquire Topgolf in an all-stock transaction (see Note 6 "Business Combinations" in the Notes to Consolidated Financial Statements in this Form 10-K). In connection with the Merger with Topgolf, the Company anticipates it will assume long-term debt, net of cash, of approximately $550.0 million to $600.0 million. The Company believes that with its continued strong cash generation and increased available liquidity on its debt facilities, its geographic diversity and the strength of its brands, it will be able to fund Topgolf's growth while simultaneously paying its other obligations.
In order to permit the consummation of the Merger with Topgolf, in October 2020, the Company also amended its ABL and Term Loan facilities. The ABL Facility amendment designates Topgolf and its subsidiaries as excluded subsidiaries under the ABL Facility and amends certain covenants and other provisions to allow the Company to make certain investments in, and enter into certain transactions with Topgolf, among other things. The amendment to the Term Loan Facility permits the consummation of the Merger with Topgolf and certain other transactions contemplated in the Merger Agreement.
As of December 31, 2020, approximately 50% of the Company's cash was held in regions outside of the United States. Due to changes enacted by the Tax Act in December 2017, incremental U.S. federal income tax is no longer a consideration if the Company were to repatriate cash to the United States outside of settling intercompany balances. However, if the Company were to repatriate such cash, it may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against the Company's U.S. tax liability, if any. Additionally, the Company may need to pay certain state income taxes. The Company continues to maintain its indefinite reinvestment assertion with respect to most jurisdictions in which it operates because of local cash requirements to operate its business.

Share Repurchases
Information about the Company's share repurchases during 2020 is presented in Part II, Item 5 in this Form 10-K under the heading "Purchases of Equity Securities by the Issuer and Affiliated Purchasers," which is incorporated herein by this reference.
Other Significant Cash and Contractual Obligations
The following table summarizes certain significant cash obligations as of December 31, 2020 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term Loan Facility(1)	$441.6	4.8	$9.6	$9.6	$417.6
Interest on Term Loan Facility	106.6	21.4	43.0	36.8	5.4
Japan Term Loan Facility(2)	18.4	3.9	7.7	6.8	—
Interest on Japan Term Loan Facility	0.4	0.1	0.2	0.1	—
Convertible Notes(3)	258.8	—	—	—	258.8
Equipment Notes(4)	31.8	8.4	14.6	6.9	1.9
Interest on equipment notes	2.0	0.9	0.9	0.2	—
Tenant Improvements(5)	3.8	0.2	0.3	0.4	2.9
Interest on tenant improvements	2.6	0.3	0.6	0.5	1.2
ABL Facility	22.0	22.0	—	—	—
Operating leases, including imputed interest(6)	268.9	40.2	64.8	48.9	115.0
Unconditional purchase obligations(7)	61.5	27.6	31.9	2.0	—
Uncertain tax contingencies(8)	6.9	0.6	1.3	2.5	2.5
Other long term liabilities(9)	6.1	4.5	1.5	0.1	—
Total	$1,231.4	$134.9	$176.4	$114.8	$805.3

(1)In January 2019, to fund the purchase price of the Jack Wolfskin acquisition, the Company entered into a Credit Agreement which provided for a Term Loan Facility in an aggregate principal of $480.0 million, which was issued less $9.6 million in original issue discount and other transaction fees. As of December 31, 2020, the Company had $441.6 million outstanding under the Term Loan Facility, which is offset by unamortized debt issuance costs of $13.5 million as presented on the Company's consolidated balance sheet as of December 31, 2020. The Term Loan Facility is due in January 2026. For further discussion, see Note 7 "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K.
(2)In August 2020, the Company entered into the Japan Term Loan Facility for $2,000.0 million Yen (or approximately U.S. $19.4 million using the exchange rate in effect as of December 31, 2020). The Company had $1,900.0 million Yen (or approximately U.S. $18.4 million using the exchange rate in effect as of December 31, 2020) outstanding under the Japan Term Loan Facility on the Company's consolidated balance sheet as of December 31, 2020. The Japan Term Loan Facility is due in August 2025. For further discussion, see Note 7 "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K.
(3)In May 2020, the Company issued $258.8 million of 2.75% Convertible Notes, which mature on May 1, 2026 unless earlier redeemed or repurchased by the Company or converted. As of December 31, 2020, the Company had $183.1 million outstanding under the Convertible Notes, net of unamortized debt issuance costs of $5.5 million and debt discount of $70.1 million, as presented on the Company's consolidated balance sheet as of December 31, 2020. The Convertible Notes will mature on May 1, 2026. For further discussion, see Note 7 "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K.
(4)In August 2020, the Company entered into two new long-term financing agreements in connection with the Company's investment initiatives at its North American distribution center in Fort Worth, Texas, and in addition, to improve its manufacturing capabilities at its golf ball manufacturing facility in Chicopee, Massachusetts, the Company entered into a series of long-term financing agreements (collectively, the "Equipment Notes") between 2017 and 2020 that are secured by certain equipment at this facility. As of December 31, 2020, the Company had an aggregate of $31.8 million outstanding under these notes. The Equipment Notes have maturity dates between December 2022 and March 2027. For further discussion, see Note 7 "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K.
(5)In connection with lease of the Company's North American distribution Center, the Company financed certain building improvements of $3.8 million, of which $0.2 million was recorded in accounts payable and accrued expenses, and $3.6 million was recorded in other long-term liabilities in the accompanying consolidated balance sheets. This financing arrangement is due in February 2035.
(6)The Company leases certain warehouse, distribution and office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases. At December 31, 2020, short-term and long-term operating lease liabilities of $29.6 million and $178.0 million, respectively, were recorded in the accompanying consolidated balance sheets. For further discussion, see Note 3 "Leases" in Notes to the Consolidated Financial Statements in this Form 10-K.
(7)During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(8)Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated balance sheet as of December 31, 2020. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 13 “Income Taxes” in Notes to Consolidated Financial Statements in this Form 10-K.
(9)Amount represents other long-term liabilities included on the Company's consolidated balance sheet as of December 31, 2020, primarily related to government deferrals of $2.3 million allowed under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in the United States. Amount also includes the future minimum payments under finance leases of $0.7 million, of which $0.3 million were recorded in accounts payable and accrued expenses, and $0.4 million were recorded in other long-term liabilities in the accompanying consolidated balance sheets. For further discussion, see Note 3 "Leases" in Notes to Consolidated Financial Statements in this Form 10-K.
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company has also issued guarantees in the form of a standby letter of credit in the amount of $0.4 million as security for contingent liabilities under certain workers’ compensation insurance policies.
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the

Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the twelve months ended December 31, 2020 was not material to the Company’s financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 14 “Commitments & Contingencies” in Notes to Consolidated Financial Statements in this Form 10-K.
Capital Resources
The Company does not currently have any material commitments for capital expenditures.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K .
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company uses derivative financial instruments to mitigate its exposure to changes in foreign currency exchange rates and interest rates. Transactions involving these financial instruments are with creditworthy banks, primarily banks that are party to the Company's credit facilities (see Note 7 “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.
Foreign Currency Fluctuations
Information about the Company's foreign currency hedging activities is set forth in Note 19 "Derivatives and Hedging" in the Notes to Consolidated Financial Statements in this Form 10-K, which is incorporated herein by this reference.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2020 through its foreign currency forward contracts.
The estimated loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, is $11.6 million at December 31, 2020. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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

Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 7 “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K. The Company's long-term borrowing commitments are subject to interest rate fluctuations, which could be material to the Company's cash flows and results of operations. In order to mitigate this risk, the Company enters into interest rate hedges as part of its interest rate risk management strategy. Information about the Company's interest rate hedges is provided in Note 19 "Derivatives and Hedging in the Notes to Consolidated Financial Statements in this Form 10-K. In order to determine the impact of unfavorable changes in interest rates on the Company's cash flows and results of operations, the Company performed a sensitivity analysis as part of its risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $2.5 million over the 12-month period ending on December 31, 2020.
Item 8. Financial Statements and Supplementary Data
The Company’s Consolidated Financial Statements as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020, together with the report of the Company's independent registered public accounting firm, are included in this Annual Report on Form 10-K beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2020, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that as of December 31, 2020, the Company’s internal control over financial reporting was effective based on the COSO criteria.
Changes in Internal Control over Financial Reporting. During the fourth quarter ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.
Item 9B. Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Callaway Golf Company
Carlsbad, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Callaway Golf Company and its subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021 expressed an unqualified opinion on those financial statements.
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
March 1, 2021

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the Company’s executive officers is included under the caption “Information About the Company's Executive Officers” following Part I, Item 1 of this Form 10-K. The other information required by Item 10 will be included in the Company’s definitive Proxy Statement under the captions "Proposal No. 1 - Election of Directors," “Delinquent Section 16(a) Reports” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2020 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 11. Executive Compensation
The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company’s definitive Proxy Statement under the captions “Executive Officer Compensation,” “Executive Officer Compensation - Compensation Committee Report” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2020 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 will be included in the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of calendar year 2020 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the number of stock options and shares underlying restricted stock units and performance share units outstanding and authorized for issuance under all equity compensation plans of the Company as of December 31, 2020. See Note 16 “Share-Based Employee Compensation” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the equity plans of the Company.
Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units and Performance Share Units(3)	Weighted Average Exercise Price of Outstanding Options(4)	Number of Shares Remaining Available for Future Issuance
	(In thousands, except dollar amounts)
Equity Compensation Plans Approved by Shareholders(1)	2,336(2)	$6.52	9,218

(1)Consists of the following plans: Callaway Golf Company Amended and Restated 2004 Incentive Plan ("2004 Incentive Plan") and 2013 Non-Employee Directors Stock Incentive Plan ("2013 Directors Plan"). The 2004 Incentive Plan permits the award of stock options, restricted stock awards, restricted stock units, performance share units and various other stock-based awards. The 2013 Directors Plan permits the award of stock options, restricted stock and restricted stock units.
(2)Includes 74,059 shares underlying restricted stock units issuable under the 2013 Directors Plan, and 597,892 shares underlying stock options, 829,497 shares underlying restricted stock units and 834,614 shares underlying performance share units issuable under the 2004 Incentive Plan.
(3)Outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan include 3,064 shares of accrued incremental stock dividend equivalent rights.
(4)Does not include shares underlying restricted stock units and performance share units, which do not have an exercise price.

Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 will be included in the Company’s definitive Proxy Statement under the captions “Transactions with Related Persons” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2020 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information included in Item 14 will be included in the Company’s definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of calendar year 2020 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this report:
1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K beginning on page F-1:
•Report of Independent Registered Public Accounting Firm;
•Consolidated Balance Sheets as of December 31, 2020 and 2019;
•Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018;
•Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2020, 2019 and 2018;
•Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018;
•Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018; and
•Notes to Consolidated Financial Statements.
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

4.2	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. †

4.3
Indenture, dated as of May 4, 2020, between Callaway Golf Company and Wilmington Trust, National Association, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-10962).

4.4
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

10.5	Executive Consulting Agreement between Melody Harris-Jensbach and Skyrager GmbH. †

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

10.9
Officer Employment Agreement effective September 1, 2013, by and between Callaway Golf Company and Glenn Hickey, incorporated herein by this reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Commission on March 2, 2020 (file no. 1-10962).

10.10
Officer Employment Agreement, effective as of April 25, 2012, by and between Callaway Golf Company and Mark Leposky, incorporated herein by this reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.11
Officer Employment Agreement effective February 21, 2020, by and between Callaway Golf Company and Joseph Flannery, incorporated herein by this reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Commission on March 2, 2020 (file no. 1-10962).

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

10.15
Form of Performance Unit Grant (Total Shareholder Return) for awards granted commencing with the fiscal year ended December 31, 2020, incorporated herein by this reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Commission on March 2, 2020 (file no. 1-10962).

10.16
Form of Performance Unit Grant for awards granted commencing with the fiscal year ended December 31, 2020, incorporated herein by this reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Commission on March 2, 2020 (file no. 1-10962).

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

10.20	Annual Incentive Plan Guidelines, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 28, 2012 (file no. 1-10962).

10.21
Indemnification Agreement, dated January 25, 2010, between Callaway Golf Company and Adebayo O. Ogunlesi incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Commission on February 26, 2010 (file no. 1-10962).

10.22
Indemnification Agreement, dated March 4, 2009, between Callaway Golf Company and John F. Lundgren, incorporated herein by this reference to Exhibit 10.51 to the Company's Current Report on Form 8-K, as filed with the Commission on March 10, 2009 (file no. 1-10962).

10.23
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

10.25
Indemnification Agreement, dated as of April 21, 2003, between Callaway Golf Company and John C. Cushman, III, incorporated herein by this reference to Exhibit 10.58 the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003 (file no. 1-10962).

10.26	Indemnification Agreement, effective June 7, 2001, between Callaway Golf and Ronald S. Beard, incorporated herein by this reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Commission on November 14, 2001 (file no. 1-10962).

10.27
Indemnification Agreement, dated August 4, 2015, between Callaway Golf Company and Linda B. Segre, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on August 6, 2015 (file no. 1-10962).

10.28
Indemnification Agreement, effective May 8, 2018, between Callaway Golf and Russell Fleischer incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on May 10, 2018 (file no. 1-10962).

10.29
Indemnification Agreement, effective November 6, 2018, between Callaway Golf and Laura Flanagan, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on November 11, 2018 (file no. 1-10962).

10.30
Indemnification Agreement, dated November 21, 2019, between the Company and Scott H. Baxter, incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on November 22, 2019 (file no. 1-10962).

Other Contracts

10.31
Credit Agreement, dated as of January 4, 2019, among Callaway Golf Company and Bank of America, N.A. as administrative agent, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on January 4, 2019 (file no. 1-10962).

10.32
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

10.33
First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of August 28, 2019, by and among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Ogio International, Inc., travisMathew, LLC, Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Jack Wolfskin North America, Inc, and JACK WOLFSKIN Ausrüstung für Draussen GmbH, Bank of America, N.A. as administrative agent and certain financial institutions as lenders, herein by this reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the Commission on May 11, 2020 (file no. 1-10962).

10.34
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

10.35
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

10.36
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

10.37
Amendment No. 1, dated as of April 28, 2020, to the Credit Agreement, dated as of January 4, 2019, by and among Callaway Golf Company, Bank of America, N.A., as administrative agent, and the financial institutions party thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 29, 2020 (file no. 1-10962).

10.38
Amendment No. 2 dated as of November 19, 2020, to the Credit Agreement, dated as of January 4, 2019, among Callaway Golf Company and Bank of America, N.A. as administrative agent, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on November 20, 2020 (file no. 1-10962).

10.39
Form of Support Agreement, dated as of October 27, 2020, by and among Callaway Golf Company, 51 Steps, Inc. and certain stockholders of Topgolf International, Inc., incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 27, 2020 (file no. 1-10962).

10.40
Stockholders Agreement, dated as of October 27, 2020, by and among Callaway Golf Company and certain stockholders of Topgolf International, Inc., incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 27, 2020 (file no. 1-10962).

10.41
Registration Rights Agreement, dated as of October 27, 2020, by and among Callaway Golf Company, Topgolf International, Inc. and certain stockholders of Topgolf International, Inc., incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 27, 2020 (file no. 1-10962).

10.42
Commitment Letter, dated as of October 27, 2020, among Callaway Golf Company, Bank of America, N.A., JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A, Truist Bank, and Truist Securities, Inc., incorporated herein by this reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 27, 2020 (file no. 1-10962).

10.43
Confirmation of Base Capped Call Transaction, dated April 29, 2020, between Callaway Golf Company and Goldman Sachs & Co. LLC, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.44
Confirmation of Base Capped Call Transaction, dated April 29, 2020, between Callaway Golf Company and Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.45
Confirmation of Base Capped Call Transaction, dated April 29, 2020, between Callaway Golf Company and Morgan Stanley & Co. LLC, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.46
Confirmation of Additional Capped Call Transaction, dated April 30, 2020, between Callaway Golf Company and Goldman Sachs & Co. LLC, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.47
Confirmation of Additional Capped Call Transaction, dated April 30, 2020, between Callaway Golf Company and Bank of America, N.A., incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.48
Confirmation of Additional Capped Call Transaction, dated April 30, 2020, between Callaway Golf Company and Morgan Stanley & Co. LLC incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

21.1	List of Subsidiaries.†
23.1	Consent of Deloitte & Touche LLP.†
24.1	Limited Power of Attorney.†
31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Brian P. Lynch pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Oliver G. Brewer III and Brian P. Lynch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101	The following financial statements from the Callaway Golf Company Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Included in this report
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLAWAY GOLF COMPANY
By:	/S/ OLIVER G. BREWER III
Oliver G. Brewer III
President and Chief Executive Officer
Date: March 1, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of
Principal Executive Officer:

/S/ OLIVER G. BREWER III	President and Chief Executive Officer, Director	March 1, 2021
Oliver G. Brewer III

Principal Financial Officer:

/S/ BRIAN P. LYNCH	Executive Vice President, Chief Financial Officer	March 1, 2021
Brian P. Lynch

Principal Accounting Officer:

/S/ JENNIFER THOMAS	Vice President and Chief Accounting Officer	March 1, 2021
Jennifer Thomas

Non-Management Directors:

*	Director	March 1, 2021
Samuel H. Armacost

*	Director	March 1, 2021
Scott H. Baxter

*	Director	March 1, 2021
John C. Cushman, III

*	Director	March 1, 2021
Laura J. Flanagan

*	Director	March 1, 2021
Russell L. Fleischer

*	Chairman of the Board	March 1, 2021
John F. Lundgren

*	Director	March 1, 2021
Adebayo O. Ogunlesi

*	Director	March 1, 2021
Linda B. Segre

*	Director	March 1, 2021
Anthony S. Thornley

*By:	/S/ BRIAN P. LYNCH
Brian P. Lynch
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Callaway Golf Company
Carlsbad, California

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Callaway Golf Company and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, cash flows and shareholders’ equity, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle
The Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Goodwill and Intangible Asset Impairment -Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. Similarly, the Company’s evaluation of indefinite-lived intangibles involves comparison of the fair value
F2

of the trade name intangible asset to its carrying value. The Company conducts its goodwill and indefinite-lived intangible asset impairment test in the fourth quarter of each year, and whenever adverse events or changes in circumstances indicate a possible impairment. Fair value of each reporting unit is estimated based on a combination of discounted cash flows and the use of pricing multiples derived from an analysis of comparable public companies multiplied against historical and/or anticipated financial metrics of each reporting unit. These calculations contain uncertainties as they require management to make significant estimates and assumptions including, but not limited to, market comparable data, future cash flows of the reporting units and tradename, and appropriate discount and long-term growth rates. The goodwill balance was $56.7 million as of December 31, 2020. During the year ended December 31, 2020 the Company recorded an impairment charge of $148.4 million attributable to a full impairment of Goodwill historically allocated to the Jack Wolfskin reporting unit. The indefinite-lived intangibles balance was $446.8 million as of December 31, 2020 of which $229.7 million is allocated to the Jack Wolfskin trade name after the impairment loss of $25.9 million recorded during the year ended December 31, 2020.
Given the significant estimates and assumptions management makes to estimate the fair value of the Jack Wolfskin reporting unit and trade name and the sensitivity of the Jack Wolfskin reporting unit and trade name operations to changes in demand, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, EBITDA margins, and the selection of the discount and royalty rates for the Jack Wolfskin reporting unit and trade name required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of the discount and royalty rates and forecasts of future revenues and EBITDA margins for the Jack Wolfskin goodwill and trade name impairment included the following, among others:
•We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over management’s goodwill and trade name asset impairment evaluations, including those over the determination of the fair value of goodwill and the trade name assets, including controls related to management’s forecasts of sales and EBITDA margin growth rates and determination of discount and royalty rates
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) wholesale purchase orders and deliveries, (3) forecasted information included in analyst and industry reports for the Company and its peer companies, including the impact of economic factors on Jack Wolfskin, (4) and retrospective review of forecasted versus actual results.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount and royalty rates by (1) testing the source information underlying the determination of the discount and royalty rates; (2) testing the mathematical accuracy of the calculations; and (3) developing a range of independent estimates and comparing those to the discount and royalty rates selected by management.

Valuation of and Accounting for Convertible Notes at Issuance — Refer to Notes 7 and 8 to the financial statements
Critical Audit Matter Description
In May 2020, the Company issued $258.8 million of 2.75% Convertible Notes (the “Convertible Notes”). In accounting for the issuance of the Convertible Notes, management allocated the total proceeds into liability and equity components. The carrying amount of the liability component was calculated by estimating the fair value of the Convertible Notes as if there were no associated convertible features. The carrying amount of the equity component, representing the conversion option was determined by deducting the fair value of the liability component from the principal amount of the Convertible Notes.
Given the determination of the fair value of the liability component required management to make significant estimates and assumptions regarding the relevant valuation assumptions, auditing the valuation of the liability component required a high degree of auditor judgement and audit effort due to the inherent complexity, including the need to involve professionals in our firm having expertise in the valuation of financial instruments, when performing audit procedures to evaluate management’s judgments and conclusions.
F3

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation and accounting for the Convertible Notes included the following, among others:
•We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls in respect of the Company’s Convertible Notes, including controls over relevant assumptions.
•To test the Company’s initial accounting for the Convertible Notes, we inspected the underlying agreements and evaluated the Company’s analysis of the initial accounting of the Convertible Notes, including the identification of any derivatives included in the arrangements.
•With the assistance of our fair value specialists, we evaluated the Company's selection of the valuation methodology used by the Company, including significant inputs which included, but was not limited to, debt yield. Additionally we tested the source information underlying the valuation assumptions used in the model to determine fair value and tested the mathematical accuracy of the valuation model.

Revenue - Estimate of variable consideration related to future sales programs — Refer to Note 4 to the financial statements
Critical Audit Matter Description
The Company records an estimate of variable consideration for certain future sales program incentives, which include sell-through promotions and price concessions or price reductions that it offers to its customers. The estimate of variable consideration to be offered in the future is recorded as a reduction of revenue and a reserve against receivables at the time of the original sale based on a rate that includes historical and forecasted data. The Company’s reserve for variable consideration related to future sales programs as of December 31, 2020 was $24.3 million. Due to the judgment required to estimate future sales promotions and price concessions, auditing management’s estimates of the amount of related variable consideration required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimate of variable consideration for certain future sales program incentives included the following, among others:
•We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the estimated future promotions and price concessions or price reductions.
•We compared the estimated future promotions and price concessions or price reductions to trends in past promotions, price concessions and price reductions by product category based on historical concession levels and the timing of sales of products.
•We selected a sample of variable consideration by product and tested the estimated reserve by comparing historical concession levels for similar products and actual product revenues to the reserve.
•We evaluated management’s ability to accurately forecast sales and planned future promotions and price concessions or price reductions by comparing actual results to management’s historical forecasts for the same or similar products.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 1, 2021

We have served as the Company’s auditor since 2002.
F4

CALLAWAY GOLF COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$366,119	$106,666
Accounts receivable, net	138,482	140,455
Inventories	352,544	456,639
Income taxes receivable	629	9,919
Other current assets	54,853	75,671
Total current assets	912,627	789,350
Property, plant and equipment, net	146,495	132,760
Operating lease right-of-use assets, net	194,776	160,098
Intangible assets, net	484,339	493,423
Goodwill	56,658	203,743
Deferred taxes, net	59,735	73,948
Investment in golf-related venture (Note 10)	111,442	90,134
Other assets	14,528	17,092
Total assets	$1,980,600	$1,960,548
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	278,755	276,300
Accrued employee compensation and benefits	30,937	46,891
Asset-based credit facilities	22,130	144,580
Accrued warranty expense	9,364	9,636
Operating lease liabilities, short-term	29,579	26,418
Current portion of long-term debt	14,599	7,317
Income taxes payable	5,908	12,104
Total current liabilities	391,272	523,246
Long-term liabilities:
Operating lease liabilities, long-term	177,996	137,696
Income tax liability	6,943	7,264
Deferred taxes, net	58,628	73,483
Long-term debt (Note 7)	650,564	443,259
Other long-term liabilities	19,553	8,247
Commitments & contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $.01 par value, 3,000,000 shares authorized, none issued and outstanding at both December 31, 2020 and 2019	—	—
Common stock, $.01 par value, 240,000,000 shares authorized, 95,648,648 shares issued at both December 31, 2020 and 2019	956	956
Additional paid-in capital	346,945	323,600
Retained earnings	360,228	489,382
Accumulated other comprehensive loss	(6,546)	(22,422)
Less: Common stock held in treasury, at cost, 1,446,408 shares and 1,450,875 shares at December 31, 2020 and 2019, respectively	(25,939)	(24,163)
Total shareholders’ equity	675,644	767,353
Total liabilities and shareholders’ equity	$1,980,600	$1,960,548

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net sales	$1,589,460	$1,701,063	$1,242,834
Cost of sales	931,875	934,276	664,465
Gross profit	657,585	766,787	578,369
Operating expenses:
Selling expenses	391,815	438,238	308,709
General and administrative expenses	150,716	145,302	100,466
Research and development expenses	46,300	50,579	40,752
Goodwill and trade name impairment	174,269	—	—
Total operating expenses	763,100	634,119	449,927
(Loss) income from operations	(105,515)	132,668	128,442
Interest income	492	807	594
Interest expense	(47,424)	(39,300)	(5,543)
Other income, net	24,969	1,594	7,779
(Loss) income before income taxes	(127,478)	95,769	131,272
Income tax (benefit) provision	(544)	16,540	26,018
Net (loss) income	(126,934)	79,229	105,254
Less: Net (loss) income attributable to non-controlling interests	—	(179)	514
Net (loss) income attributable to Callaway Golf Company	$(126,934)	$79,408	$104,740

(Loss) earnings per common share:
Basic	$(1.35)	$0.84	$1.11
Diluted	$(1.35)	$0.82	$1.08
Weighted-average common shares outstanding:
Basic	94,201	94,251	94,579
Diluted	94,201	96,287	97,153

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(126,934)	$79,229	$105,254
Other comprehensive (loss) income:
Change in derivative instruments	(12,730)	(5,585)	153
Foreign currency translation adjustments	25,690	(4,751)	(7,672)
Comprehensive (loss) income, before income tax on other comprehensive income items	(113,974)	68,893	97,735
Income tax provision on derivative instruments	2,916	1,275	282
Comprehensive (loss) income	(111,058)	70,168	98,017
Less: Comprehensive (loss) income attributable to non-controlling interests	—	(339)	297
Comprehensive (loss) income attributable to Callaway Golf Company	$(111,058)	$70,507	$97,720

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(126,934)	$79,229	$105,254
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	39,508	34,951	19,948
Lease amortization expense	32,730	30,893	—
Amortization of debt issuance costs	4,200	3,262	—
Debt discount amortization	6,331	—	—
Inventory step-up on acquisition	—	10,885	—
Impairment loss	174,269	—	—
Deferred taxes, net	(12,507)	(1,381)	21,705
Non-cash share-based compensation	10,927	12,896	13,530
Loss (gain) on disposal of long-lived assets	336	218	(13)
Gain on conversion of note receivable	(1,252)	—	—
Unrealized net losses (gains) on hedging instruments and foreign currency	2,750	3,642	(4,585)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	9,950	(44,476)	(2,109)
Inventories	116,963	(33,952)	(78,017)
Other assets	19,751	(12,124)	(9,975)
Accounts payable and accrued expenses	(9,899)	34,908	22,268
Accrued employee compensation and benefits	(16,558)	(2,460)	3,148
Accrued warranty expense	(272)	(144)	953
Change in operating leases, net	(29,372)	(29,874)	—
Income taxes receivable/payable, net	1,979	1,414	82
Other liabilities	5,338	(1,337)	93
Net cash provided by operating activities	228,238	86,550	92,282
Cash flows from investing activities:
Capital expenditures	(39,262)	(54,702)	(36,825)
Investments in golf related ventures	(19,999)	(17,897)	(1,743)
Acquisitions, net of cash acquired	—	(463,105)	—
Proceeds from sales of property and equipment	49	38	43
Net cash used in investing activities	(59,212)	(535,666)	(38,525)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	258,750	—	—
Proceeds from issuance of long-term debt	37,728	493,167	—
Premium paid for capped call confirmations	(31,775)	—	—
Debt issuance cost	(9,102)	(19,091)	—
(Repayments of) proceeds from credit facilities, net	(122,450)	105,850	(47,455)
Repayments of long-term debt	(12,437)	(36,685)	(2,186)
Repayments of financing leases	(792)	(706)	—
Exercise of stock options	248	368	1,636
Dividends paid	(1,891)	(3,776)	(3,788)
Acquisition of treasury stock	(22,213)	(28,073)	(22,456)
Distributions to non-controlling interest	—	—	(821)
Purchase of non-controlling interest	—	(18,538)	—
Net cash provided by (used in) financing activities	96,066	492,516	(75,070)
Effect of exchange rate changes on cash and cash equivalents	(5,639)	(715)	(380)
Net increase (decrease) in cash and cash equivalents	259,453	42,685	(21,693)
Cash and cash equivalents at beginning of year	106,666	63,981	85,674
Cash and cash equivalents at end of year	$366,119	$106,666	$63,981
Supplemental disclosures:
Cash paid for interest and fees	$34,359	$32,875	$4,990
Cash paid for income taxes, net	$3,061	$9,520	$9,564
Noncash investing and financing activities:
Accrued capital expenditures at period-end	$1,497	$3,128	$2,672
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$19,762	$20,656	$5,744

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Callaway Golf Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non-controlling Interest	Total
	Shares	Amount				Shares	Amount
Balance, December 31, 2017	95,043	$950	$335,222	$324,081	$(6,166)	(411)	$(4,456)	$649,631	$9,744	$659,375
Adoption of accounting standard ASU Topic 606	—	—	—	(11,185)	—	—	—	(11,185)	—	(11,185)
Acquisition of treasury stock	—	—	—	—	—	(1,412)	(22,456)	(22,456)	—	(22,456)
Exercise of stock options	—	—	(1,734)	—	—	231	3,370	1,636	—	1,636
Compensatory awards released from restriction	606	6	(5,744)	—	—	451	5,738	—	—	—
Share-based compensation	—	—	13,530	—	—	—	—	13,530	—	13,530
Stock dividends	—	—	(33)	(49)	—	3	82	—	—	—
Cash dividends ($0.04 per share)	—	—	—	(3,788)	—	—	—	(3,788)	—	(3,788)
Equity adjustment from foreign currency translation	—	—	—	—	(7,969)	—	—	(7,969)	297	(7,672)
Change in fair value of derivative instruments, net of tax	—	—	—	—	435	—	—	435	—	435
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(821)	(821)
Net income	—	—	—	104,740	—	—	—	104,740	514	105,254
Balance, December 31, 2018	95,649	$956	$341,241	$413,799	$(13,700)	(1,138)	$(17,722)	$724,574	$9,734	$734,308
Acquisition of treasury stock	—	—	—	—	—	(1,690)	(28,073)	(28,073)	—	(28,073)
Exercise of stock options	—	—	(560)	—	—	56	928	368	—	368
Compensatory awards released from restriction	—	—	(20,656)	—	—	1,318	20,656	—	—	—
Share-based compensation	—	—	12,896	—	—	—	—	12,896	—	12,896
Stock dividends	—	—	1	(49)	—	3	48	—	—	—
Cash dividends ($0.04 per share)	—	—	—	(3,776)	—	—	—	(3,776)	—	(3,776)
Equity adjustment from foreign currency translation	—	—	—	—	(4,412)	—	—	(4,412)	(339)	(4,751)
Change in fair value of derivative instruments, net of tax	—	—	—	—	(4,310)	—	—	(4,310)	—	(4,310)
Acquisition of non-controlling interests (Note 11)	—	—	(9,322)	—	—	—	—	(9,322)	(9,216)	(18,538)
Net income	—	—	—	79,408	—	—	—	79,408	(179)	79,229
Balance, December 31, 2019	95,649	$956	$323,600	$489,382	$(22,422)	(1,451)	$(24,163)	$767,353	$—	$767,353
Adoption of accounting standard ASU Topic 326 (Note 4)	—	—	—	(289)	—	—	—	(289)	—	(289)
Acquisition of treasury stock	—	—	—	—	—	(1,181)	(22,213)	(22,213)		(22,213)
Exercise of stock options	—	—	(390)	—	—	37	638	248	—	248
Compensatory awards released from restriction	—	—	(19,762)	—	—	1,144	19,762	—	—	—
Share-based compensation	—	—	10,927	—	—	—	—	10,927	—	10,927
Stock dividends	—	—	3	(40)	—	5	37	—	—	—
Cash dividends ($0.02 per share)	—	—	—	(1,891)	—	—	—	(1,891)	—	(1,891)
Equity adjustment from foreign currency translation	—	—	—	—	25,690	—	—	25,690	—	25,690
Change in fair value of derivative instruments, net of tax	—	—	—	—	(9,814)	—	—	(9,814)	—	(9,814)
Equity component of convertible notes, net of issuance costs and tax	—	—	57,080	—	—	—	—	57,080	—	57,080
Premiums paid for capped call transactions, net of tax	—	—	(24,513)	—	—	—	—	(24,513)	—	(24,513)
Net loss	—	—	—	(126,934)	—	—	—	(126,934)	—	(126,934)
Balance, December 31, 2020	95,649	$956	$346,945	$360,228	$(6,546)	(1,446)	$(25,939)	$675,644	$—	$675,644

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company
Callaway Golf Company (“Callaway Golf” or the “Company”), a Delaware corporation, together with its subsidiaries, designs, manufactures and sells high quality golf clubs (woods, irons and putters), golf balls and a full line of apparel, gear and accessories. Since 2017, the Company completed a series of acquisitions (see Note 6) targeted at expanding and diversifying its soft goods product lines to include premium, active lifestyle brands. As of December 31, 2019, the Company's soft goods product lines expanded to include premium storage gear for sport and personal use under the OGIO brand, which was acquired in January 2017; premium active lifestyle and golf apparel, as well as gear and accessories under the TravisMathew brand, which was acquired in August 2017; and premium active and urban outdoor apparel as well as equipment and accessories under the Jack Wolfskin brand, which was acquired in January 2019. These acquisitions have transformed the way the Company views its business as it continues to invest strategically in areas complementary to golf, with a focus on establishing synergies and realizing efficiencies for the benefit of all of the Company's brands.
In October 2020, the Company entered into a definitive agreement to acquire Topgolf International, Inc. (“Topgolf”) in an all-stock transaction (the "Merger"), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Topgolf and 51 Steps, Inc., a Delaware corporation and wholly-owned subsidiary of Callaway (“Merger Sub”). The Merger is expected to close during the first quarter of 2021, after which the former Topgolf stockholders (other than the Company) are expected to own approximately 48.5% of the combined company on a fully diluted basis.
The Company sells its products in the United States and internationally in over 120 countries around the world to golf retailers (including pro-shops at golf courses and off-course retailers), sporting goods retailers, premium department stores, Internet retailers and mass merchants, directly and through its wholly owned subsidiaries and third party distributors, as well as directly to consumers through its retail and outlet locations in the United States, Europe and Japan, and through its e-commerce channel. The Company also sells pre-owned Callaway and non-Callaway-branded golf products through its website www.callawaygolfpreowned.com, and licenses its trademarks and service marks to third parties in exchange for a royalty fee for use on golf related accessories including golf apparel and footwear, golf gloves, prescription eyewear and practice aids.
The Company's products and brands are reported under two operating segments: Golf Equipment and Apparel, Gear and Other. Sales of Callaway golf clubs, Odyssey putters and Callaway and Strata golf balls are reported in the Golf Equipment operating segment, and sales of Callaway, Odyssey, OGIO, TravisMathew and Jack Wolfskin apparel, gear, equipment and accessories are reported in the Apparel, Gear and Other operating segment. For the year ended December 31, 2020, approximately 38% of the Company's net sales were included in the Apparel, Gear and Other operating segment, and 62% of net sales were included in the Golf Equipment operating segment. For more information about the Company's operating segments see Note 20.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include provisions for warranty, uncollectible accounts receivable, inventory obsolescence, sales returns, future price concessions, tax contingencies and estimates on the valuation of share-based awards and recoverability of long-lived assets and investments. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or as new information becomes available.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity." This ASU simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. Also, this ASU requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. Entities may adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and disclosures.
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This ASU removes specific exceptions to the general principles in Accounting Standards Codification ("ASC") Topic 740, "Accounting for Income Taxes" ("Topic 740") and simplifies certain GAAP requirements. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. Based on the Company's preliminary assessment of this ASU, the Company does not anticipate it will have a material impact on the accounting and disclosures for income taxes. However, once the merger with Topgolf becomes final, the Company will reassess the impact of this ASU on the combined entity.
Adoption of New Accounting Standards
On January 1, 2020, the Company adopted ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("Topic 326") utilizing the modified retrospective approach. This new standard is intended to improve financial reporting by requiring timelier recording of credit losses on the Company's trade accounts receivable and requires the measurement of all expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. Upon the completion of the Company's assessment of Topic 326, the Company concluded that its prior methodology of estimating credit losses on its trade accounts receivable closely aligns with the requirements of the new standard, and therefore, the adoption of this ASU did not have a material impact on the Company consolidated financial statements. For further information, see Note 5. Upon adoption of Topic 326, the Company recorded a cumulative adjustment to beginning retained earnings of $289,000, which reflected an increase to the allowance for doubtful accounts. As the impact to the Company's consolidated financial statements for the year ended December 31, 2020 was not material, prior period information that is presented for comparative purposes has not been restated and continues to be reported under the accounting standards that were in effect during those periods.
On January 1, 2020, the Company adopted ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this ASU removed, modified or added to the disclosure requirements for fair value measurements in ASC Topic 820, "Fair Value Measurement." The adoption of this ASU did not have a material impact on the Company's consolidated financial statements and disclosures.
The Company adopted ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The Company has elected to apply the hedge accounting expedients related to the probability and the assessments of effectiveness of LIBOR-indexed cash flow hedges upon a change in the critical terms of the derivative or the hedged transactions, and upon the end of relief under Topic 848. The Company elects to continue the method of assessing effectiveness as documented in the original hedge documentation and elects to apply the expedient in ASC 848-50-35-17 (through 35-18) which allows the reference rate on the hypothetical derivative to match the reference rate on the hedging instrument. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements and disclosures.
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
The warranty provision for the year ended December 31, 2019 includes the warranty reserves assumed in connection with the Jack Wolfskin acquisition (see Note 6).
The following table provides a reconciliation of the activity related to the Company’s accrued warranty expense:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Beginning balance	$9,636	$7,610	$6,657
Provision	7,926	8,311	9,437
Provision liability assumed from acquisition	—	2,208	—
Claims paid/costs incurred	(8,198)	(8,493)	(8,484)
Ending balance	$9,364	$9,636	$7,610
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
Business Combinations
The Company uses its best estimates and assumptions to determine the fair value of tangible and intangible assets acquired and liabilities assumed, as well as the uncertain tax positions and tax-related valuation allowances that are initially recorded in connection with a business combination. These estimates and assumptions are uncertain and may require adjustment. During the measurement period of one year from the acquisition date, the Company continues to collect information and reevaluate these estimates and assumptions, and records adjustments to these estimates to goodwill. Any adjustments to the acquired assets and liabilities assumed that are identified subsequent to the measurement period are recorded in earnings.
Cost of Goods Sold
The Company’s cost of goods sold is comprised primarily of variable costs that fluctuate with sales volumes, including raw materials and component costs, merchandise from third parties, conversion costs including direct labor and manufacturing overhead, and inbound freight, duties and shipping charges. Fixed overhead expenses include warehousing costs, indirect labor and supplies, as well as depreciation expense associated with assets used to manufacture and distribute products. In addition, cost of goods sold includes adjustments to reflect inventory at its net realizable value, as well as adjustments for obsolescence and product warranties.
Selling, General and Administrative Expenses (SG&A)
SG&A expenses are comprised primarily of employee costs, advertising and promotional costs, tour expenses, legal and professional fees, travel expenses, building and rent expenses, depreciation charges (excluding those related to manufacturing and distribution operations), amortization of intangible assets, and other miscellaneous expenses.
Advertising Costs
The Company's primary advertising costs include television, print, Internet, and media placement. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2020, 2019 and 2018 were $83,361,000, $93,331,000 and $72,164,000, respectively, which is recognized within selling expenses on the accompanying consolidated statement of operations.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs for 2020, 2019 and 2018 were $46,300,000, $50,579,000 and $40,752,000, respectively.
Foreign Currency Translation and Transactions
A significant portion of the Company’s business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency exchange rates can have a significant effect on the Company’s financial results. Revenues and expenses that are denominated in foreign currencies are translated using the average exchange rate for the period. Assets and liabilities are translated at the rate of exchange on the balance sheet date. Gains and losses from assets and liabilities denominated in a currency other than the functional currency of the entity in which they reside are generally recognized currently in the Company's statements of operations. Gains and losses from the translation of foreign subsidiary financial statements into U.S. dollars are included in accumulated other comprehensive income or loss (see Accumulated Other Comprehensive (Loss) Income policy below).

The Company recorded a net gain in foreign currency transactions of $9,024,000 for 2020 and net losses in foreign currency translations of $5,838,000 and $2,824,000 for 2019 and 2018, respectively, in other income (expense) on the accompanying consolidated statement of operations.
Derivatives and Hedging
In order to mitigate the impact of foreign currency translation on transactions and changes in interest rates, the Company uses foreign currency forward contracts and interest rate hedge contracts that are accounted for as designated and non-designated hedges pursuant to ASC Topic 815. ASC Topic 815 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measure those instruments at fair value and recognize changes in fair value in earnings in the period of change unless the derivative qualifies as designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Derivatives that are not elected for hedge accounting treatment are recorded immediately in earnings.
The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy (see Note 18).
Cash and Cash Equivalents
Cash equivalents are highly liquid investments purchased with original maturities of three months or less.
Inventories
The Company's inventory is recorded at the lower of cost or net realizable value, which includes a reserve for excess, obsolete and/or unmarketable inventory. This reserve is regularly assessed based on current inventory levels, sales trends and historical experience, as well as management’s estimates of market conditions and forecasts of future product demand, all of which are subject to change. The Company utilizes the standard costing method, determined on the first-in, first-out basis, for its golf equipment inventory and soft goods inventory sold under the TravisMathew, OGIO and Callaway brands, and the weighted average costing method for soft goods inventory sold under the Jack Wolfskin brand. Golf equipment inventory, which is directly manufactured by the Company, includes finished goods, raw materials, labor and manufacturing overhead costs and work in process. The Company's soft goods product lines, which are manufactured by third-party contractors, primarily include finished good products.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives generally as follows:

Buildings and improvements	10-30 years
Machinery and equipment	5-10 years
Furniture, computers and equipment	3-5 years
Internal-use software	3-5 years
Production molds	2-5 years
During the years ended December 31, 2020, 2019 and 2018, the Company recorded depreciation expense of $34,388,000, $30,085,000 and $18,882,000, respectively, on the accompanying consolidated statements of operations.
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
Long-Lived Assets and Finite-Lived Intangible Assets
The Company assesses potential impairments of its long-lived assets, namely property, plant and equipment and Right-Of-Use assets, and acquired intangible assets that are subject to amortization, such as acquired customer and distributor relationships, in accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. An impairment charge would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.
Goodwill and Intangible Assets
The Company's intangible assets, which are comprised of goodwill, trade names, trademarks, service marks, trade dress, and customer and distributor relationships, were acquired in connection with the acquisitions of Odyssey Sports, Inc., FrogTrader, Inc., OGIO, TravisMathew, Jack Wolfskin, and certain foreign distributors.
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually or more frequently when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of goodwill and other indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. To determine fair value, the Company uses discounted cash flow estimates, quoted market prices, royalty rates when available and independent appraisals when appropriate.
During the second quarter of 2020, due to the significant disruptions caused by the COVID-19 pandemic on the Company's operations, the Company performed a qualitative assessment considering the macroeconomic conditions caused by the COVID-19 pandemic, and the potential impact on the Company's sales and operating income for the remainder of fiscal 2020 and potentially beyond. As a result, the Company determined that there were indicators of impairment, and proceeded with a quantitative assessment to test the recoverability of goodwill for all of its reporting units, in addition to the recoverability of indefinite-lived intangible assets, consisting primarily of the trade names and trade marks associated with the Company's brands. Based on this assessment, the Company determined that the fair values of the Jack Wolfskin reporting unit and the Jack Wolfskin trade name were less than their carrying values. As a result, during the second quarter of 2020, the Company recognized impairment losses to write-off the goodwill associated with the Jack Wolfskin reporting unit and write-down the trade name associated with the Jack Wolfskin brand name to its new estimated fair value. There were no further impairments recognized over the remainder of 2020. For further discussion, see Note 9.
Intangible assets that are determined to have definite lives are amortized over their estimated useful lives and are measured for impairment in accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets” as discussed above, only when events or circumstances indicate the carrying value may be impaired. See Note 9 for further discussion of the Company’s intangible assets.
Costs related to the development, maintenance or renewal of internally developed intangible assets that are inherent in the Company's continuing business and relate to the Company as a whole, that were not acquired as a part of a business combination or asset acquisition, are expensed as incurred.
Investments
The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such classification at each balance sheet date. Investments that do not have readily determinable fair values are stated at cost, and are evaluated for changes in fair value if there is an observable price change in an orderly transaction for an identical or similar investment in accordance with ASU 2016-01 (Subtopic 825-10) "Recognition and Measurement of Financial Assets and Financial Liabilities." The Company monitors investments for impairment whenever events or changes in circumstances indicate that the investment's carrying value may not be recoverable. An impairment charge would be recognized when the carrying amount exceeds its fair value. See Note 10 for further discussion of the Company’s investments.
Share-Based Compensation
The Company may grant restricted stock units and awards, performance based awards, stock options and stock appreciation rights, and other equity based awards to its officers, employees, consultants and other non-employees who provide services to the Company under its stock incentive plans, The Company accounts for its share-based compensation arrangements in accordance with ASC Topic 718, “Compensation—Stock Compensation” (“ASC Topic 718”), which requires the measurement and recognition of compensation expense, less a reduction for estimated forfeitures, for all share-based payment awards to employees and non-employees based on estimated fair values. Estimated forfeitures are based on historical forfeiture trends. If actual forfeiture rates are not consistent with the Company’s estimates, the Company may be required to increase or decrease compensation expenses in future periods. Stock awards subject to the achievement of performance measures are accounted for under ASU No. 2014-12, "Compensation—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU No. 2014-12").
Restricted Stock Awards and Restricted Stock Units
The estimated fair value of restricted stock awards and restricted stock units (collectively “restricted stock”) is calculated based on the closing price of the Company's common stock on the date of grant multiplied by the number of shares of restricted stock granted. Compensation expense, less an estimate for forfeitures, is recognized on a straight-line basis over a vesting period of three to five years from the date of grant.
Performance Based Awards
Performance restricted share units ("PRSUs") are stock-based awards in which the number of shares ultimately issued depends on the Company's achievement of specified goals over a designated period from the date of grant through the vesting date. The Company primarily grants two types of performance based awards: (1) PRSUs that are tied to cumulative currency neutral adjusted earnings per share objectives ("EPS PRSUs") and (2) PRSUs that are tied to the Company's total shareholder return ("TSR") in relation to the TSR of its peer group ("rTSR PRSUs"). The performance goals for both types of PRSUs are established by the Company at the beginning of a three-year performance period. The number of shares that could be issued can range from 0% to 200% of the participant's target award.
EPS PRSUs can be earned or "banked" during a three-year performance period based on the degree of achievement of the performance goals. If certain first year performance goals are achieved, the participant could bank up to 50% of the three-year target award shares, subject to continued service through the vesting date, and if certain cumulative first- and second-year performance goals are achieved, the participant could bank up to an aggregate of 80% of the three-year target award shares (which includes any shares banked during the first year), subject to continued service through the vesting date. If by the end of the three-year performance period the cumulative performance goals are not achieved, participants are entitled to receive the shares that were banked during the first two years of the performance period. Any unbanked portion of the award at the end of the three-year performance period is forfeited.
The estimated initial fair value of EPS PRSUs is calculated based on the closing price of the Company's common stock on the date of grant multiplied by the number of EPS PRSUs granted, and on the probable achievement of 100% of the performance goals as determined on the date of grant. Stock compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over a three-year vesting period. The expense recognized over the vesting period is adjusted up or down within the range of 0% to 200% based on the anticipated performance level during the performance period. If the performance goals are not probable of achievement during the performance period, compensation expense would be reversed.
The total number of rTSR PRSU shares earned at the end of the three-year performance period can range from 0% to 200% based on the Company's cumulative TSR performance against the calculated TSR performance for the companies listed in its peer group. The awards are forfeited if the cumulative TSR performance goal is not achieved as of the end of the three-year performance period. The grant date fair value of rTSR PRSUs is calculated based on a fixed value derived from a Monte Carlo simulation, which utilizes the stock volatility, dividend yield and market correlation of the Company and the Company's peer group, and on the probable achievement of 100% of the TSR performance goals as determined on the date of grant. The Monte Carlo fair value is multiplied by the total number of rTSR PRSUs granted, and is expensed on a straight-line basis over a three-year vesting period, net of estimated forfeitures.
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
Income Taxes
Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to ASC Topic 740 and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. In accordance with the applicable accounting rules, the Company maintains a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions. For further information, see Note 13 “Income Taxes.”
Pursuant to ASC Topic 740-25-6, the Company is required to accrue for the estimated additional amount of taxes for uncertain tax positions if it is deemed to be more likely than not that the Company would be required to pay such additional taxes. The Company is required to file federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company accrues an amount for its estimate of additional tax liability, including interest and penalties in income tax expense, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available. Historically, additional taxes paid as a result of the resolution of the Company’s uncertain tax positions have not been materially different from the Company’s expectations. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For further information, see Note 13 “Income Taxes.”
Other Income, Net
Other income, net primarily includes gains and losses on foreign currency forward contracts, cross-currency debt swap contracts and foreign currency transactions. The components of other income, net are as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Foreign currency forward contract gain, net	$2,910	$6,947	$10,085
Foreign currency transaction gain (loss), net	9,024	(5,838)	(2,824)
Settlement of cross-currency swap contract (See Note 19)	11,046	—	—
Other	1,989	485	518
	$24,969	$1,594	$7,779

Accumulated Other Comprehensive Loss/Income
Accumulated other comprehensive loss/income includes the impact of foreign currency translation adjustments and activity related to derivative instruments designated for hedge accounting. Foreign currency translation adjustments totaled net gains of $25,690,000 for the year ended December 31, 2020, and net losses, net of foreign currency translation adjustments related to non-controlling interests, of $4,412,000 and $7,969,000 for the years ended December 31, 2019 and 2018, respectively. The total equity adjustments from the remeasurement of derivative instruments, net of deferred taxes and amounts reclassified from equity to the consolidated statement of operations, were net losses of $9,814,000 and $4,310,000 for the years ended December 31, 2020 and 2019, respectively, and a net gain of $435,000 for the year ended December 31, 2018. For further information see Note 19 "Derivatives and Hedging."
The following table details the amounts reclassified from accumulated other comprehensive income to cost of goods sold, as well as changes in foreign currency translation for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, January 1, 2018	$(328)	$(5,838)	$(6,166)
Change in derivative instruments	389	—	389
Net losses reclassified to cost of goods sold	(236)	—	(236)
Foreign currency translation adjustments	—	(7,969)	(7,969)
Income tax expense	282	—	282
Accumulated other comprehensive loss, December 31, 2018, after tax	107	(13,807)	(13,700)
Change in derivative instruments	2,811	—	2,811
Net gains reclassified to cost of goods sold	(1,165)	—	(1,165)
Net gains reclassified to other income (expense)	(2,756)		(2,756)
Net gains reclassified to interest expense	(4,475)		(4,475)
Foreign currency translation adjustments	—	(4,412)	(4,412)
Income tax expense	1,275	—	1,275
Accumulated other comprehensive loss, December 31, 2019, after tax	(4,203)	(18,219)	(22,422)
Change in derivative instruments	2,956	—	2,956
Net gains reclassified to cost of goods sold	(1,028)	—	(1,028)
Net gains reclassified to other income (expense)	(16,780)	—	(16,780)
Net losses reclassified to interest expense	2,122	—	2,122
Foreign currency translation adjustments	—	25,690	25,690
Income tax expense	2,916	—	2,916
Accumulated other comprehensive loss, December 31, 2020, after tax	$(14,017)	$7,471	$(6,546)
Segment Information
The Company has two reportable operating segments: Golf Equipment and Apparel, Gear and Other.
The Golf Equipment operating segment, which is comprised of golf club and golf ball products, includes Callaway Golf-branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata branded golf balls and sales of pre-owned golf clubs.
The Apparel, Gear and Other operating segment includes Jack Wolfskin outdoor apparel, gear and accessories, TravisMathew golf and lifestyle apparel and accessories, Callaway and Ogio soft goods, which consists of golf apparel and accessories (including golf bags and gloves), storage gear for sport and personal use, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products.
This information, as well as information about the Company's geographic areas, is presented in Note 20 “Segment Information.”

Concentration of Risk
The Company operates in the golf equipment industry and has a concentrated customer base, which is primarily comprised of golf equipment retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers and mass merchants and foreign distributors. On a consolidated basis, no single customer accounted for more than 10% of the Company’s consolidated net sales in 2020, 2019, and 2018. The Company's top five customers accounted for approximately 20% of the Company's consolidated net sales in 2020, 18% in 2019, and 22% in 2018.
The Company's top five customers specific to each operating segment represented the following as a percentage of each segment's total net sales by operating segment:
•Golf Equipment customers accounted for approximately 25%, 23% and 24% of total consolidated Golf Equipment net sales in 2020, 2019 and 2018, respectively; and
•Apparel, Gear and Other customers accounted for approximately 12%, 11% and 19% of total consolidated Apparel, Gear and Other net sales in 2020, 2019 and 2018, respectively.
A loss of one or more of these customers would have a significant effect on the Company's net sales.
With respect to the Company's trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. At December 31, 2020 and 2019, one customer represented 16% and 11%, respectively, of the Company’s outstanding accounts receivable balance.
Of the Company’s total net sales, approximately 51%, 54% and 43% were derived from sales outside of the United States in 2020, 2019 and 2018, respectively. As a result of this international business, the Company is exposed to increased risks inherent in conducting business outside of the United States, including (i) adverse changes in foreign currency exchange rates (discussed further below); (ii) increased difficulty in protecting the Company's intellectual property rights and trade secrets; (iii) unexpected government action or changes in legal or regulatory requirements; (iv) social, economic, or political instability; (v) increased difficulty in ensuring compliance by employees, agents and contractors with the Company’s policies as well as with the laws of multiple jurisdictions; (vi) increased difficulty in controlling and monitoring foreign operations from the United States; and (vii) increased exposure to interruptions in air carrier or ship services.
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
Right-of-use ("ROU") assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of the minimum lease payments over the lease term. When readily determinable, the Company uses the rate implicit in the lease agreement in determining the present value of the minimum lease payments. If the implicit rate is not provided, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including the lease term. At the commencement of a lease, the ROU asset for operating leases is measured by taking the sum of the present value of the lease liability, initial direct costs (if any) and prepaid lease payments (if any), and deducting lease incentives (if any). After the lease commencement date and over the lease term, lease expense is recognized as a single lease cost on a straight-line basis. Lease agreements related to properties are generally comprised of lease components and non-lease components. Non-lease components, such as common area maintenance charges, are expensed as incurred and recognized separately from the straight-line lease expense. Variable lease payments that do not depend on an index or rate, such as rental payments based on a percentage of retail sales over contractual levels, are expensed separately as incurred, and are not included in the measurement of the ROU asset and lease liability. Variable lease payments that depend on an index or rate, such as payments that are adjusted periodically for inflation, are included in the measurement of the ROU asset and lease liability and are recognized on a straight-line basis over the lease term.
In response to the COVID-19 pandemic, the Company received certain rent concessions in the form of deferments and abatements on a few of its operating leases. The Company opted to not modify these leases in accordance with the FASB Staff Q&A-Topic 842 and Topic 840: "Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic" issued in April 2020, and account for these concessions as if they were made under the enforceable rights included in the original agreement. Rent deferments were recorded as a payable and paid at a later negotiated date. Rent abatements were recognized as reductions in rent expense over the periods covered by the abatement period. The Company received rent deferments of $687,000, which were recorded in accounts payable and accrued expenses in the Consolidated Balance Sheet as of December 31, 2020, and rent abatements of $1,435,000 which were recorded as reductions in rent expense in the Consolidated Statements of Operations for the year ended December 31, 2020.
Supplemental balance sheet information related to leases is as follows (in thousands):

	Balance Sheet Location	December 31, 2020	December 31, 2019
Operating leases
ROU assets, net	Operating lease right-of-use assets, net	$194,776	$160,098
Lease liabilities, short-term	Operating lease liabilities, short-term	$29,579	$26,418
Lease liabilities, long-term	Operating lease liabilities, long-term	$177,996	$137,696

Finance Leases
ROU assets, net,	Other assets	$1,003	$1,263
Lease liabilities, short-term	Accounts payable and accrued expenses	$252	$589
Lease liabilities, long-term	Long-term other	$447	$558

    The components of lease expense are as follows (in thousands):

	December 31, 2020	December 31, 2019
Operating lease costs	$42,520	$38,449
Financing lease costs:
Amortization of right-of-use assets	870	845
Interest on lease liabilities	47	83
Total financing lease costs	917	928
Variable lease costs	2,473	4,361
Total lease costs	$45,910	$43,738

Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39,774	$38,926
Operating cash flows from finance leases	$47	$83
Financing cash flows from finance leases	$792	$706

Lease liabilities arising from new ROU assets:
Operating leases	$65,547	$18,026
Finance leases	$139	$308

Weighted average remaining lease term (years):
Operating leases	9.8	10.4
Finance leases	3.0	2.8

Weighted average discount rate:
Operating leases	5.3%	5.7%
Finance leases	3.9%	4.2%
Future minimum lease obligations as of December 31, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
2021	$40,212	$282
2022	34,548	240
2023	30,211	129
2024	26,028	49
2025	22,855	26
Thereafter	115,052	8
Total future lease payments	268,906	734
Less: imputed interest	61,331	35
Total	$207,575	$699
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
The Company has two operating and reportable segments, namely the Golf Equipment operating segment and the Apparel, Gear and Other operating segment. The following table presents the Company's revenue disaggregated by major product category and operating and reportable segment (in thousands):

	Operating and Reportable Segments
	Year Ended December 31, 2020			Year Ended December 31, 2019
	Golf Equipment	Apparel, Gear & Other	Total	Golf Equipment	Apparel, Gear & Other	Total
Major product category:
Golf Clubs	$787,072	$—	$787,072	$768,310	$—	$768,310
Golf Balls	195,603	—	195,603	210,863	—	210,863
Apparel	—	349,272	349,272	—	410,712	410,712
Gear, Accessories & Other	—	257,513	257,513	—	311,178	311,178
	$982,675	$606,785	$1,589,460	$979,173	$721,890	$1,701,063

The Company sells its golf equipment products and apparel, gear and accessories in the United States and internationally, with its principal international regions being Japan and Europe. On a regional basis, sales of golf equipment are generally higher on a regional basis, with the exception of Europe, which has a higher concentration of sales of apparel, gear and other as a result of the Jack Wolfskin acquisition completed in January 2019. See Note 20 for information on revenue by major geographical region.
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
Royalty Income
Royalty income is recognized over time in net sales as underlying product sales occur, subject to certain minimum royalties, in accordance with the related licensing arrangements. Royalty income is included in the Company's Apparel, Gear and Other operating segment. Total royalty income for the years ended December 31, 2020, 2019 and 2018 was $21,838,000, $22,455,000 and $19,021,000 respectively.
Gift Cards
Revenues from gift cards are deferred and recognized when the cards are redeemed. The Company’s gift cards have no expiration date. The Company recognizes revenue from unredeemed gift cards, otherwise known as breakage, when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company uses this historical redemption rate to recognize breakage on unredeemed gift cards over the redemption period. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues. As of December 31, 2020 and 2019, the Company had $2,546,000 and $2,190,000, respectively, in accrued deferred revenue related to gift cards in accounts payable and accrued expenses on the accompanying consolidated balance sheets. The Company recognized $2,840,000 and $3,031,000 of deferred gift card revenue during the year ended December 31, 2020 and 2019, respectively.
Variable Consideration
The amount of revenue the Company recognizes is based on the amount of consideration it expects to receive from customers. The amount of consideration is the sales price adjusted for estimates of variable consideration, including sales returns, discounts and allowances as well as sales programs, sales promotions and price concessions that are offered by the Company as described below. These estimates are based on the amounts earned or expected to be claimed by customers on the related sales, and are therefore recorded as reductions to sales and trade accounts receivable.
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
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product's life cycle, which varies from two to three years, and price concessions or price reductions are generally offered at the end of the product's life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to net sales using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates, and adjusts the rate as deemed necessary in order to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate during the twelve months ended December 31, 2020. Historically, the Company's actual amount of variable consideration related to these sales programs has not been materially different from its estimates.
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
The following table provides a reconciliation of the activity related to the Company’s sales return reserve (in thousands):

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Beginning balance	$29,043	$24,522	$15,470
Provision	106,178	95,094	52,088
Sales returns	(91,235)	(90,573)	(43,036)
Ending balance	$43,986	$29,043	$24,522

Note 5. Accounts Receivable and Estimated Credit Losses
The Company's trade accounts receivable are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses, as well as reserves related to product returns and sales programs as described in Note 4. Under ASC Topic 326, the “expected credit loss” model replaces the “incurred loss” model and requires consideration of a broader range of information to estimate expected credit losses over the life of the asset. The Company's prior methodology for estimating credit losses on trade accounts receivable did not differ significantly from the new requirements of ASC 326. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. An estimate of credit losses for the remaining customers in the aggregate is based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customers' financial condition, all of which are subject to change. Additionally, the Company’s monitoring activities now consider future reasonable and supportable forecasts of economic conditions to adjust all general reserve percentages as necessary. Balances are written-off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined, based on current information, that the estimate of credit losses as of December 31, 2020 was not significantly impacted.
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
The following table provides a reconciliation of the activity related to the Company’s allowance for estimated credit losses (in thousands):

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$5,992	$5,610	$4,447
Adjustment due to the adoption of Topic 326	289	—	—
Provision for credit losses	2,924	1,107	2,257
Write-off of uncollectible amounts, net of recoveries	(364)	(725)	(1,094)
Ending balance	$8,841	$5,992	$5,610
Note 6. Business Combinations
Acquisition of JW Stargazer Holding GmbH
In January 2019, the Company completed the acquisition of JW Stargazer Holding GmbH, the owner of the international, premium outdoor apparel, gear and accessories brand, Jack Wolfskin, for €457,394,000 (including cash acquired of €50,984,000) or approximately $521,201,000 (including cash acquired of $58,096,000) (using the exchange rate in effect on the acquisition date). The Company financed the acquisition with a Term Loan B facility in the aggregate principal amount of $480,000,000 (see Note 7). Jack Wolfskin designs premium outdoor apparel, gear and accessories targeted at the active outdoor and urban outdoor customer categories. This acquisition further enhanced the Company's lifestyle category and provided a platform for future growth in the active outdoor and urban outdoor categories, which the Company believes are complementary to its portfolio of brands and product capabilities. In addition, the Company realized synergies with respect to supply chain operations as well as warehousing and distribution activities.
The Company allocated the purchase price to the net identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition in accordance with ASC Topic 820. The excess of the purchase price over the estimated fair value of the net assets and liabilities was allocated to goodwill. The Company determined the estimated fair values after review and consideration of relevant information as of the acquisition date, including discounted cash flows, quoted market prices and estimates made by management. Valuations of acquired intangible assets and inventory were subject to fair value measurements that were based primarily on significant inputs not observable in the market and thus represent Level 3 measurements (see Note 18).
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
Due to the recent significant business disruptions and challenges caused by the COVID-19 pandemic, in the second quarter of 2020 the Company performed a qualitative assessment of these impairment indicators and proceeded with a quantitative assessment of goodwill for all of its reporting units. As the result of this quantitative assessment, the Company determined that the goodwill associated with the Jack Wolfskin reporting unit was impaired, in addition to a portion of the Jack Wolfskin trade name. As a result, the Company recognized impairment losses of $148,375,000 and $25,894,000 to write-down goodwill and the Jack Wolfskin trade name, respectively, to their new estimated fair values (see Note 9).
As of December 31, 2019, the Company completed its evaluation of information that existed as of the acquisition date and finalized the purchase price allocation of the underlying acquired assets and liabilities. The resulting adjustments were offset against goodwill. The final assessment included the completion of the market analysis on operating leases, as well as adjustments on accounts receivable, inventory, property, plant and equipment, income taxes receivable, and long-term income taxes payable, in addition to the fair value assessment on deferred taxes. As a non-taxable stock acquisition, the value attributable to the acquired intangible assets and goodwill are not tax deductible, accordingly, the Company recognized a net deferred tax liability of $77,079,000, including tax reserves of $8,281,000 on certain deferred tax assets. All of the goodwill was assigned to the Apparel, Gear and Other operating segment.
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

(1)In the second quarter of 2020, the Company wrote down goodwill and the Jack Wolfskin trade name to their fair values, which resulted in impairment charges of $148,375,000 and $25,894,000, respectively (see Note 9).
Proposed Acquisition of Topgolf International, Inc.
On October 27, 2020, the Company entered into a Merger Agreement to acquire Topgolf in an all-stock transaction. The Merger Agreement provides that, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Company will acquire Topgolf by way of a merger of Merger Sub with and into Topgolf, with Topgolf surviving as a wholly-owned subsidiary of Callaway.
The Company currently estimates that it will issue approximately 90,000,000 shares of its common stock to the stockholders of Topgolf (excluding the Company) for 100% of the outstanding equity of Topgolf, using an exchange ratio based on an equity value of Topgolf of approximately $1,986,000,000 (or approximately $1,745,000,000 excluding Topgolf shares currently held by the Company) and a price per share of the Company’s common stock fixed at $19.40 per share. The actual purchase consideration upon the close of the Merger will be based on the estimated number of shares of the Company's common stock as discussed above, multiplied by the closing price of Company's common stock as of that day. As of December 31, 2020, the Company held approximately 14.3% of Topgolf's outstanding shares. Upon completion of the Merger, the former Topgolf stockholders (other than the Company) are expected to own approximately 48.5% of the combined company on a fully diluted basis. Outstanding Topgolf stock options will be converted into options to purchase the Company’s common stock, generally using the same exchange ratio. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $75,000,000. The Merger is expected to close on or around March 8, 2021, subject to shareholder approval and other customary conditions.
In connection with the Merger, the Company prepared and filed a registration statement on Form S-4, in which a proxy statement was included as a prospectus, to register the Company’s common stock to be issued to Topgolf stockholders in connection with the Merger and solicit the approval of the Company’s stockholders of the issuance of the Company’s common stock that represents more than 20% of the shares of the Company’s common stock outstanding immediately prior to the closing of the Merger to Topgolf stockholders in connection with the Merger, pursuant to the rules and regulations of the New York Stock Exchange.
Topgolf is a leading tech-enabled golf entertainment business, with an innovative platform that is comprised of state-of-the-art open-air golf and entertainment venues, revolutionary Toptracer ball-tracking technology and innovative media platform with a differentiated position in eSports. The combined company is expected to benefit from a compelling family of brands with reach across multiple channels including retail, venues, e-commerce and digital communities.
Note 7. Financing Arrangements
In addition to cash on hand, as well as cash generated from operations, the Company relies on its U.S. and Japan asset-based revolving credit facilities to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of December 31, 2020, the Company had $22,130,000 outstanding under these facilities and $366,119,000 in cash and cash equivalents. As of December 31, 2020, the Company's available liquidity, which is comprised of cash on hand, including cash received from the issuance of Convertible Senior Notes in May 2020, and amounts available under both facilities, after letters of credit and outstanding borrowings, was $632,233,000. As of December 31, 2019, the Company had $144,580,000 outstanding under these facilities, $1,075,000 in outstanding letters of credit, and $106,666,000 in cash and cash equivalents. As of December 31, 2019, the Company's available liquidity, which is comprised of cash on hand and amounts available under both facilities, after letters of credit and outstanding borrowings, was $303,300,000.
U.S. Asset-Based Revolving Credit Facility
In May 2019, the Company entered into a Fourth Amended and Restated Loan and Security Agreement with Bank of America N.A. and other lenders, which provides a senior secured asset-based revolving credit facility of up to $400,000,000 (the "ABL Facility), comprised of a $260,000,000 U.S. facility, a $70,000,000 German facility, a $25,000,000 Canadian facility, and a $45,000,000 United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), certain intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Germany, Canada and the United Kingdom. The real estate and intellectual property components of the borrowing base under the ABL Facility are both amortizing. The amount available for the real estate portion is reduced quarterly over a 15-year period, and the amount available for the intellectual property portion is reduced quarterly over a 3-year period.
As of December 31, 2020, the Company had $22,130,000 in borrowings outstanding under the ABL Facility. Amounts available under the ABL Facility increase and decrease with changes in the Company’s inventory and accounts receivable balances. Average outstanding borrowings during the year ended December 31, 2020 were $107,802,000, and average amounts available under the ABL Facility during the year ended December 31, 2020, after outstanding borrowings and letters of credit, was approximately $227,625,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable in May 2024.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. In April 2020, the Company amended the ABL Facility to permit a customary capped call transaction (see "Convertible Senior Notes" below) in connection with the issuance of convertible debt securities by the Company and to permit the Company to incur loans or financial assistance of up to $50,000,000 pursuant to governmental programs enacted due to the COVID-19 pandemic. As of December 31, 2020, the Company had not drawn on these funds. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances.
In connection with the Topgolf Merger announced on October 27, 2020 (see Note 6), the Company amended the ABL Facility to, among other things, permit the consummation of the Merger, designate Topgolf and its subsidiaries as excluded subsidiaries under the ABL Facility and amend certain covenants and other provisions to allow the Company to make certain investments in, and enter into certain transactions with Topgolf. Fees in connection with this amendment will be combined with existing debt origination and amendment fees and amortized over the remaining term of the ABL Facility

Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant of at least 1.0 to 1.0 during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below 10% of the maximum facility amount or $40,000,000. The Company’s borrowing base availability was above $40,000,000 during the year ended December 31, 2020, and the Company was in compliance with the fixed charge coverage ratio as of December 31, 2020. Had the Company not been in compliance with the fixed charge coverage ratio as of December 31, 2020, the maximum amount of additional indebtedness that could have been outstanding on December 31, 2020 would have been reduced by $40,000,000. As of December 31, 2020, in addition to the fixed charge coverage ratio covenant, the Company was in compliance with all other financial covenants of the ABL Facility.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the German, the U.K. and the U.S. borrowing bases, as adjusted. At December 31, 2020, the Company’s trailing 12-month average interest rate applicable to its outstanding loans under the ABL Facility was 3.68% and 3.00% as of December 31, 2020. Additionally, the ABL Facility provides for monthly fees of 0.25% of the unused portion of the ABL Facility.
The fees incurred in connection with the origination and prior and current amendments of the ABL Facility totaled $3,915,000, which are amortized into interest expense over the term of the ABL Facility agreement. Unamortized origination fees as of December 31, 2020 and 2019 were $1,891,000 and $2,115,000, respectively, of which $1,031,000 and $746,000, respectively, were included in other current assets and $859,000 and $1,369,000, respectively, were included in other long-term assets in the accompanying consolidated balance sheets.
Japan ABL Facilities
In January 2018, the Company refinanced the asset-based loan agreement between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFJ, Ltd (the "2018 Japan ABL Facility"), which provides a credit facility of up to 4,000,000,000 Yen (or U.S. $38,716,000, using the exchange rate in effect as of December 31, 2020) over a three-year term, subject to borrowing base availability under the 2018 Japan ABL Facility. The amounts outstanding are secured by certain assets, including eligible inventory and eligible accounts receivable. The Company had no outstanding borrowings under the 2018 Japan ABL Facility as of December 31, 2020. The 2018 Japan ABL Facility also includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of December 31, 2020, the Company was in compliance with these covenants. The 2018 Japan ABL Facility is subject to an effective interest rate equal to the Tokyo Interbank Offered Rate ("TIBOR") plus 0.80%. The average interest rate under the 2018 Japan ABL Facility during 2020 was 0.87%. The 2018 Japan ABL Facility expired in January 2021.
On July 31, 2019, the Company entered into a one-year asset-based loan facility ("2019 Japan ABL Facility" and collectively with the 2018 Japan ABL Facility, the "Japan ABL Facility") between its subsidiary in Japan and MUFG Bank, Ltd. for 2,000,000,000 Yen, (or approximately U.S. $19,358,000 using the exchange rate in effect as of December 31, 2020). This facility expired on July 30, 2020, and was replaced with a new term loan facility with Sumitomo Mitsui Banking Corporation on August 1, 2020 as discussed below.
Long-Term Debt
Equipment Notes
In July 2020, the Company entered into two long-term financing agreements (the "Equipment Notes") with Bank of America N.A. and other lenders in connection with the Company's investment initiatives at its North American distribution center and the Company's corporate IT equipment in Fort Worth, Texas, that are secured by certain equipment at this facility and at its headquarters in Carlsbad, California. Additionally, to improve its manufacturing capabilities at its golf ball manufacturing facility in Chicopee, Massachusetts, the Company entered into a series of long-term financing agreements between December 2017 and March 2020 that are secured by certain equipment at these facilities.
As of December 31, 2020 and 2019, the Company had a combined $31,822,000 and $19,715,000 outstanding under these Equipment Notes, respectively, of which $8,761,000 and $5,107,000 was included in current liabilities, respectively, and $23,061,000 and $14,608,000 was included in long-term debt, respectively, in the accompanying consolidated balance sheets. The Equipment Notes accrue interest in the range of 2.36% and 3.79%, and have maturity dates between December 2022 and March 2027.

During the year ended December 31, 2020 and 2019, the Company recognized interest expense of $880,000 and $463,000, respectively.
The Equipment Notes are subject to compliance with the financial covenants in the Company's ABL Facility. As of December 31, 2020, the Company was in compliance with these covenants.
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
As of December 31, 2020 and 2019, the Company had $441,600,000 and $446,400,000, respectively, outstanding under the Term Loan Facility, of which $4,800,000 is reflected in current liabilities. The amount outstanding as of December 31, 2020 was offset by unamortized debt issuance costs of $13,450,000, of which $2,861,000 was reflected in the short-term portion of the facility, and $10,589,000 was reflected in the long-term portion of the facility in the accompanying consolidated balance sheet. Total interest and amortization expense recognized during the year ended December 31, 2020 and 2019 was $25,622,000 and $31,707,000, respectively.
Loans under the Term Loan Facility are subject to interest at a rate per annum equal to either, at the Company's option, the LIBOR rate or the base rate, plus 4.50% or 3.50%, respectively. As of December 31, 2020, the interest rate under the Term Loan Facility was 6.65%. The Company utilizes an interest rate hedge in order to mitigate the risk of interest rate fluctuations on this facility. See Note 19 for further information on this hedging contract. Principal payments of $1,200,000 are due quarterly, however the Company has the option to prepay any outstanding loan balance in whole or in part without premium or penalty. In addition, the Term Loan Facility requires the payment of excess cash flows under certain circumstances. As of December 31, 2020, the Company was not required to make such payments.
Loans outstanding under this facility are guaranteed by the Company's domestic subsidiaries. The loans and guaranties are secured by substantially all the assets of the Company and guarantors.
The Credit Agreement contains a cross-default provision with respect to any indebtedness of the Company as defined in the Credit Agreement, as well as customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Events of default permitting acceleration under the Credit Agreement include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, certain cross defaults or a change of control. As of December 31, 2020, the Company was in compliance with these covenants.
In connection with the entry into the Merger Agreement (see Note 6), on October 27, 2020, the Company amended the Term Loan Facility to, among other things, permit the consummation of the Merger and certain other transactions contemplated in the Merger Agreement, designate Topgolf and its subsidiaries as unrestricted subsidiaries under the Term Loan Facility, which excludes them from certain requirements, covenants and representations, and amend certain covenants and other provisions to allow the Company to make certain investments in, and enter into certain transactions with, Topgolf.
Japan Term Loan Facility
In August 2020, the Company entered into a new five-year term loan facility (the "2020 Japan Term Loan Facility") between its subsidiary in Japan and Sumitomo Mitsui Banking Corporation (“SMBC”) for 2,000,000,000 Yen (or approximately U.S. $19,358,000 using the exchange rate in effect as of December 31, 2020). The 2020 Japan Term Loan Facility is due in August 2025.
As of December 31, 2020, the Company had 1,900,000,000 Yen (or approximately U.S. $18,390,000 using the exchange rate in effect as of December 31, 2020) outstanding, of which 400,000,000 Yen (or approximately U.S. $3,872,000 using the exchange rate in effect as of December 31, 2020) is reflected in current liabilities in the accompanying consolidated balance sheet. Total interest expense recognized during the year ended December 31, 2020 was 6,226,000 Yen (or approximately U.S. $60,000 using the exchange rate in effect as of December 31, 2020).
Loans under the 2020 Japan Term Loan Facility are subject to a rate per annum to either, at the Company’s option, SMBC TIBOR or TIBOR plus 80 basis points. As of December 31, 2020, the interest rate under the 2020 Japan Term Loan Facility was 0.91%. Principal payments of 100,000,000 Yen (or approximately U.S. $968,000 using the exchange rate in effect as of December 31, 2020) are due quarterly and the facility imposes certain restrictions including covenants to certain financial performance obligations. As of December 31, 2020, the Company was in compliance with these covenants.
Convertible Senior Notes
On May 4, 2020, the Company issued $258,750,000 of 2.75% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 2.75% per annum on the principal amount, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Company recognized interest expense of $11,574,000 in the consolidated statement of operations for the twelve months ended December 31, 2020. The Convertible Notes will mature on May 1, 2026, unless earlier redeemed or repurchased by the Company or converted. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.
The Company may settle the Convertible Notes through cash settlement, physical settlement, or combination settlement at its election. Therefore, the Convertible Notes were separated into a liability component and an equity component in a manner that reflects the interest cost of a similar nonconvertible debt instrument. The carrying amount of the liability component totaling $182,242,000 was determined by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component (the conversion feature) and discount on the Convertible Notes, totaling $76,508,000 was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the Convertible Notes.
As of December 31, 2020, the Company incurred $8,527,000 of cost associated with the issuance of the Convertible Notes. These debt issuance costs were allocated between the debt and equity components in proportion to the allocation of the proceeds to those components. As such, $6,006,000 was allocated to the liability component of the Convertible Notes, and $2,521,000 was allocated to the equity conversion feature.
The discount on the Convertible Notes as wells as the debt issuance costs allocated to the liability component are amortized over the term of the Convertible Notes using the effective interest rate method.
As of December 31, 2020, the Company reflected the carrying amount of the liability component of the Convertible Notes of $183,126,000 in long-term debt on the accompanying consolidated balance sheet. The carrying amount is reflected net of unamortized debt issuance costs of $5,504,000 and debt discount of $70,120,000, both of which will be amortized to interest expense using the effective interest rate method of amortization over the remaining term of approximately 5.3 years. For the year ended December 31, 2020, the Company recognized $502,000 of amortization expense related to debt issuance costs, and $6,388,000 of amortization expense related to the debt discount. The conversion feature of $76,508,000 and the allocated debt issuance costs of $2,521,000 were recorded as components of shareholders' equity as of December 31, 2020.
All or any portion of the Convertible Notes may be converted at the conversion rate and at the holders' option on or after February 1, 2026 until the close of business on the second trading day immediately prior to the maturity date. Additionally, all or any portion of the Convertible Note may be converted at the conversion rate at the holders' option upon the occurrence of certain contingent conversion events, including (i) if the price of the Company’s common stock is more than 130% of the conversion price of the Convertible Notes for any 20 of 30 consecutive trading days ending on the last trading day of the calendar quarter, subsequent to the quarter ending September 30, 2020; (ii) if the trading price of the Convertible Notes, after a consecutive ten trading day period, is less than 98% of the closing price per share of the Company’s common stock multiplied by the conversion rate in effect; (iii) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the Indenture; or (iv) if the Company calls the Convertible Notes for redemption.
Upon conversion, the Company has the option to settle the conversion obligation in any combination of cash and shares. The Company intends to settle the principal amount of the Convertible Notes in cash upon conversion. The initial conversion rate is 56.7698 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equal to an initial conversion price of $17.62 per share. At December 31, 2020, the price of the Company's common stock was higher than the initial conversion price. Therefore, the if-converted value of the Convertible Notes exceed the principal amount.
The Company may redeem all or part of the Convertible Notes (i) on or after May 6, 2023, but before the 40th trading day prior to the maturity date if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for any 20 of 30 consecutive trading days; (ii) upon a Fundamental Change (where holders can require settlement entirely in cash); or (iii) upon an Event of Default. The Company will also be required to pay additional interest upon (i) failure to timely file with the SEC, (ii) failure to allow the Notes to be freely tradable, or (iii) upon an Event of Default solely related to failure to timely file with the Trustee.
In connection with the pricing of the Convertible Notes on April 29, 2020, the Company paid $31,775,000 to enter into privately negotiated capped call transactions ("Capped Calls") with Goldman Sachs & Co. LLC, Bank of America, N.A. and Morgan Stanley & Co. LLC as well as with each of the option counterparties. The Capped Calls cover the aggregate number of shares of the Company’s common stock that initially underlie the Convertible Notes, and are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the Convertible Notes, and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the Capped Calls is initially $27.10 per share. The Capped Calls are recorded as a reduction to additional paid-in capital and are not accounted for as derivatives.
The Convertible Notes will have an impact on the Company’s diluted earnings per share when the average market price of its common stock exceeds the conversion price of $17.62 per share, as the Company intends to settle the principal amount of the Convertible Notes in cash upon conversion. As of December 31, 2020, the average market price of the Company's common stock was $18.91, which exceeded the conversion price. As such, the Company used the treasury stock method to compute the dilutive shares of common stock related to the Convertible Notes for periods the Company reported net income. Upon conversion, there will be no economic dilution from the Convertible Notes until the average market price of the Company’s common stock exceeds the cap price of $27.10 per share, as exercise of the Capped Calls offsets any dilution from the Convertible Notes from the conversion price up to the cap price. The Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.
The following table presents the Company's combined aggregate amount of maturities for its Equipment Notes, Term Loan Facility, 2020 Japan Term Loan Facility, and Convertible Notes over the next five years and thereafter as of December 31, 2020. Amounts payable under the Term Loan Facility included below represent the minimum principal repayment obligations. As of December 31, 2020, the Company does not anticipate excess cash flow repayments as defined by the Term Loan Facility.

(in thousands)
2021	$17,584
2022	17,468
2023	14,778
2024	13,396
2025	10,096
2026	681,040
$754,362
Note 8. (Loss) Earnings per Common Share
Basic (loss) earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted earnings per common share takes into account the potential dilution that could occur if outstanding securities were exercised. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method in accordance with ASC Topic 260, “Earnings per Share.” Dilutive securities include outstanding stock options, restricted stock units and performance based awards granted to employees and non-employee directors (see Note 16), as well as common shares underlying convertible notes (see Note 7).
Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported or in periods when anti-dilution occurs.
The following table summarizes the computation of basic and diluted (loss) earnings per share:

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
(Loss) earnings per common share—basic
Net (loss) income attributable to Callaway Golf Company	$(126,934)	$79,408	$104,740
Weighted-average common shares outstanding—basic	94,201	94,251	94,579
Basic (loss) earnings per common share	$(1.35)	$0.84	$1.11

(Loss) earnings per common share—diluted
Net (loss) income attributable to Callaway Golf Company	$(126,934)	$79,408	$104,740
Weighted-average common shares outstanding—basic	94,201	94,251	94,579
Options, restricted stock and performance based awards	—	2,036	2,574
Weighted-average common shares outstanding—diluted	94,201	96,287	97,153
Diluted (loss) earnings per common share	$(1.35)	$0.82	$1.08
In May 2020, the Company issued $258,750,000 of 2.75% Convertible Notes. The Convertible Notes will have an impact on the Company’s diluted earnings per share when the average market price of its common stock exceeds the conversion price of $17.62 per share, as the Company intends to settle the principal amount of the Convertible Notes in cash upon conversion. The Company is required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Convertible Notes for periods the Company reports net income. For the year ended December 31, 2020, the Company reported a net loss and, as such, the Convertible Notes were excluded from the diluted calculation (See Note 7).
Antidilutive securities excluded from the (loss) earnings per share computation are summarized as follows:
•For the year ended December 31, 2020, securities outstanding totaling approximately 2,088,000 shares, comprised of stock options, restricted stock units, performance based awards, and common shares underlying convertible notes, were excluded from the calculation of (loss) earnings per common share—diluted as they would be anti-dilutive.
•For the years ended December 31, 2019 and 2018, there were no securities excluded from the calculation of (loss) earnings per common share—diluted.
In addition, in connection with the pending Merger with Topgolf (see Note 6), the Company estimates that it will issue approximately 90,000,000 shares of its common stock to the stockholders of Topgolf, which will significantly increase the Company's basic and diluted weighted average shares outstanding upon the close of the Merger, which is expected on or around March 8, 2021, subject to shareholder approval.

Note 9. Goodwill and Intangible Assets
Goodwill at December 31, 2020 decreased to $56,658,000 from $203,743,000 at December 31, 2019. This $147,085,000 decrease was due to an impairment charge of $148,375,000 recognized in the second quarter of 2020, offset by changes in foreign currency rates of $1,290,000 period over period. Goodwill at December 31, 2019 increased to $203,743,000 from $55,816,000 at December 31, 2018. This $147,927,000 increase was primarily due to the Jack Wolfskin acquisition in January 2019 (see Note 6), which increased goodwill by $147,781,000. The additional increase of $146,000 was related to changes in foreign currency rates period over period. The Company's goodwill is reported in both the Golf Equipment and Apparel, Gear and Other operating segments (see Note 20). Through December 31, 2020, the accumulated total of impairments recognized to-date related to goodwill was $148,375,000. There were no other impairments recognized prior to January 1, 2020.
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and non-amortizing intangible assets are subject to an annual impairment test or more frequently when impairment indicators are present. During the second quarter of 2020, due to the significant disruptions caused by the COVID-19 pandemic on the Company's operations, the Company performed a qualitative assessment considering the macroeconomic conditions caused by the COVID-19 pandemic, and the potential impact on the Company's sales and operating income for the remainder of fiscal 2020 and potentially beyond. As a result, the Company determined that there were indicators of impairment, and proceeded with a quantitative assessment of goodwill for all reporting units during the second quarter.
In performing the second quarter quantitative goodwill impairment testing, the Company prepared valuations of its reporting units using both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. The Company's reporting units are one level below its reportable segment level. In preparing the valuations, past, present and future expectations of performance were considered, including the impact of the COVID-19 pandemic. This methodology was consistent with the approach used to perform the annual quantitative goodwill assessment in prior years. The weighted average cost of capital used in the goodwill impairment testing ranged between 9.0% and 9.25%, which was derived from the financial structures of comparable companies corresponding to the industry of each reporting unit. There is inherent uncertainty associated with key assumptions used in the Company's impairment testing, including the duration of the economic downturn associated with the COVID-19 pandemic and the estimated recovery period. As a result of the second quarter assessment, the Company determined that the expected decline in revenue due to the impact of COVID-19 contributed to a lower fair value of the Jack Wolfskin reporting unit compared to its carrying value. As such, the Company recognized an impairment loss of $148,375,000 to write-off the goodwill associated with Jack Wolfskin. The Company determined that the goodwill relating to its other reporting units was not impaired as the fair value significantly exceeded the carrying value at June 30, 2020. There were no further impairment charges on goodwill recognized for the remainder of 2020.
In addition, in connection with the quantitative assessment performed in the second quarter of 2020, the Company determined that the trade name intangible asset related to Jack Wolfskin was impaired, and as such recognized an impairment loss of $25,894,000 to write-down the Jack Wolfskin trade name to its new estimated fair value. The carrying value of intangible assets after the impairment was $446,803,000 at December 31, 2020. There were no further impairment charges recognized on the Company's indefinite-lived intangible assets for the remainder of 2020.
The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	December 31, 2020			December 31, 2019
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
Trade name, trademark and trade dress and other	NA	$446,803	$—	$446,803	$453,837	$—	$453,837
Amortizing:
Patents	2-16	31,581	31,581	—	31,581	31,581	—
Customer and distributor relationships, and other	1-9	57,309	19,773	37,536	53,904	14,318	39,586
Total intangible assets		$535,693	$51,354	$484,339	$539,322	$45,899	$493,423

(1)The gross balance of intangible assets as of December 31, 2020 includes an increase due to the impact of foreign exchange rates of $18,860,000 on the Jack Wolfskin non-amortizing intangible asset, as well as $3,069,000 on the amortizing customer and distributor relationships.
Aggregate amortization expense on intangible assets was approximately $5,120,000, $4,866,000 and $1,066,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense related to intangible assets at December 31, 2020 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

2021	$4,780
2022	4,724
2023	4,548
2024	4,409
2025	4,409
Thereafter	14,666
$37,536
Note 10. Investments
Investment in Topgolf International, Inc.
As of December 31, 2020, the Company owns a minority interest of approximately 14.3% in Topgolf, the owner and operator of Topgolf entertainment centers, which ownership consists of common stock and various classes of preferred stock. In connection with this investment, the Company has a preferred partner agreement with Topgolf in which the Company has preferred signage rights, rights as the preferred supplier of golf products used or offered for use at Topgolf facilities at prices no less than those paid by the Company’s customers, preferred retail positioning in Topgolf retail stores, and other rights incidental to those listed above.
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
In May 2020, due to the business disruptions caused by the COVID-19 pandemic, which resulted in the temporary closure of Topgolf facilities worldwide, the Company, in combination with other shareholders of Topgolf, issued Topgolf a note receivable to assist with working capital requirements. The Company's pro rata share of the note receivable was $6,542,000, which was issued net of an original issue discount of 20%. In connection with the Series H financing completed in September 2020, as discussed below, the note receivable was converted into additional shares of Topgolf. While outstanding, the note receivable accrued interest in the range of 5.75% to 5.87%. The note receivable would have matured in February 2026.
In September 2020, the Company invested $14,638,000 in Series H preferred shares of Topgolf as part of a new financing round. In connection with this financing round, the Company also converted the outstanding note receivable and accrued interest of $6,670,000 into additional Series H preferred shares of Topgolf. The Series H preferred shares have preference, liquidation, conversion and other rights which differ from the other series of Topgolf preferred and common shares.
As of December 31, 2020 and 2019, the Company's total investment in Topgolf was $111,442,000 and $90,134,000, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company invested $21,308,000, $17,897,000 and $1,743,000, respectively, in shares of Topgolf. As of December 31, 2020, the Company has not recorded any impairments with respect to this investment.
On October 27, 2020, the Company entered into the Merger Agreement to acquire Topgolf in an all-stock transaction (see Note 6). At the effective time of the Merger, all preferred shares and common stock of Topgolf held by the Company will be canceled for no consideration. The Merger is expected to close in the first quarter of 2021, subject to the receipt of shareholder approval, as well as other customary conditions.

Note 11. Joint Venture
The Company had a joint venture in Japan, Callaway Apparel K.K., with its long-time apparel licensee, TSI Groove & Sports Co, Ltd., ("TSI") for the design, manufacture and distribution of Callaway-branded apparel, footwear and headwear in Japan. In July 2016, the Company contributed $10,556,000, primarily in cash, for a 52% ownership of the joint venture, and TSI contributed $9,744,000, primarily in inventory, for the remaining 48%. In May 2019, the Company entered into a stock purchase agreement with TSI to acquire the remaining shares comprising the 48% ownership in Callaway Apparel K.K. for 2 billion Yen, or approximately $18,538,000 (using the exchange rate in effect on the acquisition date). The purchase was completed as of May 31, 2019 and, pursuant to the stock purchase agreement, the purchase price was paid in August 2019. As of December 31, 2020 and 2019, the Company owned 100% of this entity and controlled all matters pertaining to its business operations and significant management decisions. Callaway Apparel K.K. is consolidated one month in arrears.
During the year ended December 31, 2020, the Company did not recognize net income attributable to non-controlling interests. During the years ended December 31, 2019 and 2018, the Company recorded a net loss attributable to the non-controlling interest of $179,000 and net income of $514,000, respectively.
Note 12. Selected Financial Statement Information

	December 31,
	2020	2019
	(In thousands)
Accounts receivable, net:
Trade accounts receivable	$225,459	$203,078
Liability for sales returns	(43,986)	(29,043)
Accrued variable consideration for sales program incentives	(26,187)	(20,336)
Allowance for doubtful accounts	(16,804)	(13,244)
	$138,482	$140,455
Inventories:
Raw materials	$69,932	$76,140
Work-in-process	1,010	860
Finished goods	281,602	379,639
	$352,544	$456,639
Property, plant and equipment, net:
Land	$7,308	$7,229
Buildings and improvements	100,653	80,856
Machinery and equipment	137,026	129,680
Furniture, computers and equipment	142,640	134,719
Production molds	6,809	5,820
Construction-in-process	13,299	37,244
	407,735	395,548
Accumulated depreciation	(261,240)	(262,788)
	$146,495	$132,760
Accounts payable and accrued expenses:
Accounts payable	$66,282	$67,843
Accrued expenses	165,333	196,308
Accrued goods in-transit	47,140	12,149
	$278,755	$276,300
Accrued employee compensation and benefits:
Accrued payroll and taxes	$17,009	$34,303
Accrued vacation and sick pay	12,887	11,574
Accrued commissions	1,041	1,014
	$30,937	$46,891

Note 13. Income Taxes
The Company’s income before income tax provision was subject to taxes in the following jurisdictions for the following periods (in thousands):

	Years Ended December 31,
	2020	2019	2018
United States	$68,916	$55,352	$100,031
Foreign	(196,394)	40,417	31,241
	$(127,478)	$95,769	$131,272
The expense (benefit) for income taxes is comprised of (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current tax provision:
Federal	$1,665	$1,022	$736
State	1,467	1,403	1,880
Foreign	5,385	9,933	6,577
	8,517	12,358	9,193
Deferred tax (benefit) expense:
Federal	8,579	10,185	14,844
State	5,166	335	1,086
Foreign	(22,806)	(6,338)	895
	(9,061)	4,182	16,825
Income tax (benefit) provision	$(544)	$16,540	$26,018

On January 4, 2019, the Company acquired Jack Wolfskin for approximately $521,201,000 (including cash acquired of $58,096,000) in a taxable stock acquisition. The Company recorded a deferred tax liability of $88,462,000 related to the intangibles upon acquisition in addition to $11,384,000 deferred tax assets acquired (see Note 6). In the second quarter of 2020, due to a decline in projected revenues caused by the COVID-19 pandemic, the Company recognized an impairment charge of $174,269,000 to write down goodwill and trade name associated with Jack Wolfskin (see Note 9). The impaired goodwill was comprised of book basis with no corresponding deferred tax liability. The trade name impairment resulted in a tax benefit recorded for the reduction of approximately $7,900,000 of deferred tax liability previously recorded as part of acquisition accounting.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Reserves and allowances not currently deductible for tax purposes	$26,026	$22,926
Basis difference related to fixed assets	6,294	8,381
Compensation and benefits	4,968	7,580
Basis difference for inventory valuation	927	849
Compensatory stock options and rights	2,586	3,404
Operating loss carryforwards	19,889	9,080
Tax credit carryforwards	49,525	55,001
ASC 842 lease liability	52,785	44,768
Interest expense carryforward	7,030	5,057
Basis difference related to intangible assets with a definite life	4,370	354
Other	7,992	2,790
Total deferred tax assets	182,392	160,190
Valuation allowance for deferred tax assets	(21,032)	(14,469)
Deferred tax assets, net of valuation allowance	$161,360	$145,721
Deferred tax liabilities:
Prepaid expenses	(1,323)	(1,685)
Convertible debt	(8,958)	—
Basis difference related to intangible assets with an indefinite life	(100,062)	(99,712)
ASC 842 right-of-use assets	(49,910)	(43,859)
Total deferred tax liabilities	(160,253)	(145,256)
Net deferred tax assets	$1,107	$465
Net deferred tax assets (liabilities) are shown on the accompanying consolidated balance sheets as follows:
Non-current deferred tax assets	$59,735	$73,948
Non-current deferred tax liabilities	(58,628)	(73,483)
Net deferred tax assets	$1,107	$465
The net change in net deferred taxes in 2020 of $642,000 is primarily comprised of the additional net operating losses recorded in the Jack Wolfskin group during the year and capitalized research and development expenses offset by additional valuation allowances recorded against state net operating losses and the tax impacts of issuing the convertible debt in 2020.
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
The Company has evaluated all available positive and negative evidence and determined that the majority of its U.S. deferred tax assets were more likely than not to be realized. The valuation allowance on the Company's U.S. deferred tax assets as of December 31, 2020 and 2019 relate primarily to state net operating loss carryforwards and credits the Company estimates it may not be able to utilize in future periods. In the fourth quarter of 2020, based on expected future changes in the Company's state operations, the Company determined that approximately $3,600,000 of California net operating losses are likely to expire unused and recorded a valuation allowance accordingly. With respect to non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and no significant allowances have been established. With respect to the Jack Wolfskin acquisition, no significant valuation allowances were acquired at acquisition or established during 2020.
At December 31, 2020, the Company had federal and state income tax credit carryforwards of $41,020,000 and $22,585,000, respectively, which will expire if unused at various dates beginning on December 31, 2027. Such credit carryforwards expire as follows (in thousands):

U.S. foreign tax credit	$18,627	2027 - 2029
U.S. research tax credit	$22,368	2031 - 2040
U.S. business tax credits	$26	2031 - 2039
State investment tax credits	$1,650	Do not expire
State research tax credits	$20,935	Do not expire
The Company has recorded a deferred tax asset reflecting the benefit of operating loss carryforwards. The net operating losses expire as follows (in thousands):

U.S. loss carryforwards	$—	N/A
State loss carryforwards	$95,552	2032 - 2038
The Company’s ability to utilize the losses and credits to offset future taxable income may be deferred or limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The Company determined that no ownership change has occurred for purposes of Section 382 for the period ended December 31, 2020. It is likely that each of the Company and Topgolf will experience an ownership change as a result of the Topgolf Merger. Therefore, the Company’s ability to utilize the losses and credits to offset future taxable income may be deferred or limited significantly.
A reconciliation of the effective tax rate on income or loss and the statutory tax rate is as follows:

	Years Ended December 31,
	2020	2019	2018
Statutory U.S. tax rate	21.0%	21.0%	21.0%
State income taxes, net of U.S. tax benefit	(4.1)%	1.6%	1.8%
Foreign income taxed at other than U.S. statutory rate	7.0%	(5.0)%	1.1%
Federal tax credits	2.8%	(3.5)%	(4.4)%
Goodwill impairment	(24.5)%	—%	—%
Other non-deductible expenses	(1.7)%	1.2%	0.7%
Non-deductible compensation	(0.7)%	1.5%	0.8%
Stock option compensation excess tax benefits	1.4%	(1.5)%	(1.0)%
Intra-entity asset transfers	—%	—%	0.8%
U.S. foreign tax inclusions	(0.4)%	0.1%	1.1%
Foreign derived intangible income deduction	1.1%	(3.2)%	(2.7)%
Impact of uncertain tax positions	(1.6)%	3.7%	0.8%
Enactment of the Tax Cuts and Jobs Act	—%	—%	0.3%
Change in deferred tax valuation allowance	(0.7)%	0.2%	—%
Other	0.8%	1.2%	(0.5)%
Effective tax rate	0.4%	17.3%	19.8%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2020	2019	2018
Balance at January 1	$25,993	$11,832	$9,300
Additions based on tax positions related to the current year	3,119	3,224	1,354
Additions for tax positions of prior years	474	593	1,624
Reductions for tax positions of prior years	(186)	(174)	(148)
Settlement of tax audits	—	(7)	—
Current year acquisitions	—	11,006	—
Reductions due to lapsed statute of limitations	(1,098)	(481)	(298)
Balance at December 31	$28,302	$25,993	$11,832
As of December 31, 2020, the gross liability for income taxes associated with uncertain tax benefits was $28,302,000. This liability could be reduced by $471,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, which was recorded as a long-term income tax receivable, as well as $14,613,000 of deferred taxes. The net amount of $13,218,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.
The Company does not expect changes to the unrecognized tax benefits in the next 12 months to have a material impact on its results of operations or its financial position.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company recognized a tax benefit of $437,000, and tax expense of $9,000 and $42,000, for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020 and 2019, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated balance sheets was $1,232,000 and $1,669,000, respectively.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Major Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2010 and prior
California (U.S.)	2008 and prior
Germany	2013 and prior
Japan	2013 and prior
South Korea	2014 and prior
United Kingdom	2016 and prior
As of December 31, 2020, the Company had $132,514,000 of undistributed foreign earnings and profits. Pursuant to the Tax Act, the Company’s undistributed foreign earnings and profits were deemed repatriated as of December 31, 2017 and subsequent foreign profits are not expected to be subject to U.S. income tax upon repatriation. The Company has not provided deferred tax liabilities for foreign withholding taxes and certain state income taxes on the undistributed earnings and profits from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States, and expects the net impact of any future repatriations of permanently invested earnings on the Company’s overall tax liability to be insignificant. For jurisdictions in which the Company is not permanently reinvested, the Company has estimated and accrued approximately $2,000,000 for the net impact on the Company’s overall tax liability.
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
Six purported stockholders of Callaway have filed complaints against Callaway and its directors related to the Merger Agreement—three in the Southern District of New York captioned Rioux v. Callaway Golf Company, et al., Case No. 1:20-cv-10818 (the “Rioux Complaint”); Ciccotelli v. Brewer, et al., Case No. 1:20-cv-10896 (the “Ciccotelli Complaint”); and Ryder v. Callaway Golf Company, et al., Case No. 1:20-cv-11012; one in the District of New Jersey captioned Frank v. Callaway Golf Company, et al., Case No. 2:21-cv-00089; and two in the Southern District of California captioned Bushansky v. Callaway Golf Company, et al., Case No. 21-cv-0034 GPC MSB, and Anderson v. Callaway Golf Company, et al., Case No. 3:21-cv-00171-GPC-MSB. The complaints name as defendants Callaway and each member of Callaway’s Board of Directors (the “Callaway Board”), and in the case of the Ciccotelli Complaint, Topgolf. The complaints allege that the registration statement on Form S-4 omits material information or contains misleading disclosures and that, as a result, defendants violated Sections 14(a) and 20(a) of the Exchange Act. The Rioux Complaint also alleges that each member of the Callaway Board breached its fiduciary duties of candor and disclosure. The complaints seek, among other things, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement, (ii) damages and (iii) plaintiff’s attorneys’ and experts’ fees and expenses.
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

The minimum obligation that the Company is required to pay as of December 31, 2020 under these agreements is $61,508,000 over the next five years as follows (in thousands):

2021	$27,591
2022	22,324
2023	9,658
2024	1,572
2025	363
$61,508
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
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $364,000 as of December 31, 2020.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s consolidated financial statements. The fair value of indemnities, commitments and guarantees that the Company issued during and as of December 31, 2020 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 15. Capital Stock
Common Stock and Preferred Stock
As of December 31, 2020, the Company has an authorized capital of 243,000,000 shares, $0.01 par value, of which 240,000,000 shares are designated common stock, and 3,000,000 shares are designated preferred stock. Of the preferred stock, 240,000 shares are designated Series A Junior Participating Preferred Stock and the remaining shares of preferred stock are undesignated as to series, rights, preferences, privileges or restrictions.
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
Treasury Stock and Stock Repurchases
In July 2019, the Company's Board of Directors authorized a $100,000,000 share repurchase program (the "2019 Repurchase Program"), under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company's assessment of market conditions and buying opportunities. Repurchases under the 2019 Repurchase Program are made consistent with the terms of the Company's ABL Facility and long-term debt, which limits the amount of stock that can be repurchased. Although the 2019 Repurchase Program will remain in effect until completed or until terminated by the Board of Directors, the Company temporarily suspended the 2019 Repurchase Program effective as of the second quarter of 2020. The Company has the ability to resume purchases if it deems circumstances warrant it.
Prior to the suspension of the 2019 Repurchase Program, during 2020, the Company repurchased approximately 693,000 shares of its common stock at an average cost per share of $17.36, for a total cost of $12,031,000. In addition, during 2020 the Company withheld 488,000 shares of its common stock, for a total cost of $10,183,000, to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share units. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity. As of December 31, 2020, the total amount remaining under the repurchase authorization was $77,369,000.
Note 16. Share-Based Employee Compensation
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
Stock Plans
As of December 31, 2020, the Company had two shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan").
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
The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2020:

	Authorized	Available	Outstanding(1)
	(In thousands)
2004 Incentive Plan	33,000	8,652	2,262
2013 Directors Plan	1,000	566	74
Total	34,000	9,218	2,336

(1)Includes 3,064 shares of accrued incremental dividend equivalent rights on outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan.
Stock Options
There were no stock options granted in 2020, 2019 and 2018, and all outstanding stock options were fully vested as of December 31, 2018. For the year ended December 31, 2018, the Company recorded $14,000 of compensation expense related to outstanding stock options.
The following table summarizes the Company’s stock option activities for the year ended December 31, 2020 (in thousands, except price per share and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	635	$6.53
Granted	—	$—
Exercised	(37)	$6.71
Forfeited	—	$—
Expired	—	$—
Outstanding at December 31, 2020	598	$6.52	2.09	$10,457
Vested and expected to vest in the future at December 31, 2020	598	$6.52	2.09	$10,457
Exercisable at December 31, 2020	598	$6.52	2.09	$10,457
At December 31, 2020, there was no unrecognized compensation expense related to options granted to employees under the Company’s share-based payment plans.
The total intrinsic value for options exercised during the years ended December 31, 2020, 2019 and 2018 was $566,000, $792,000 and $2,621,000, respectively. Cash received from the exercise of stock options for the years ended December 31, 2020, 2019 and 2018 was $248,000, $368,000 and $1,636,000, respectively.
Restricted Stock Units
During the years ended December 31, 2020, 2019 and 2018, the weighted average grant-date fair value of restricted stock units granted was $17.84, $15.63 and $15.30, respectively. The Company recorded $6,417,000, $6,098,000 and $5,949,000 of compensation expense related to restricted stock units in 2020, 2019 and 2018, respectively.
The table below is a roll-forward of the activity for restricted stock units during the 12 months ended December 31, 2020 (in thousands, except fair value amounts):

Restricted Stock Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2020	1,036	$14.04
Granted	409	17.84
Vested	(437)	13.63
Forfeited	(108)	15.14
Nonvested at December 31, 2020(1)	900	$15.83

(1)Excludes 3,000 shares of accrued incremental dividend equivalent rights on outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan.
At December 31, 2020, there was $6,968,000 of total unrecognized compensation expense related to nonvested restricted stock units granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.5 years.
Performance Based Awards
The Company granted 125,000, 226,000 and 307,000 shares underlying EPS PRSUs during the years ended December 31, 2020, 2019 and 2018, respectively, at a weighted average grant-date fair value of $19.66, $15.17 and $14.80 per share, respectively. Based on the Company’s performance, participants banked a minimum of 50% of the target EPS PRSU award shares granted in 2019, and 80% of the target EPS PRSU award shares granted in 2018, in each case subject to continued service through the vesting date.
During the years ended December 31, 2020 and 2019, the Company granted 125,000 and 149,000 shares underlying rTSR PRSUs at a weighted average grant-date fair value of $23.22 and $16.96 per share, respectively. There were no rTSR PRSUs granted in 2018.
During the years ended December 31, 2020 and 2019, the Company recognized total compensation expense, net of estimated forfeitures, of $4,511,000 and $6,796,000, respectively, related to EPS PRSUs and rTSR PRSUs. During the year ended December 31, 2018, the Company recognized total compensation expense, net of estimated forfeitures of $7,567,000 related to EPS PRSUs. At December 31, 2020, the combined unamortized compensation expense related to EPS PRSUs and rTSR PRSUs was $3,527,000, which is expected to be recognized over a weighted-average period of 1.1 years.
The table below is a roll-forward of the activity for performance based awards during the 12 months ended December 31, 2020 (in thousands, except fair value amounts):

Performance Share Units	Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2020	1,051	$13.50
PSUs Granted	125	19.66
rTSR PRSUs Granted	125	23.22
Target Award Adjustment(1)	341	10.10
Vested	(709)	10.21
Forfeited	(98)	15.21
Nonvested at December 31, 2020	835	$17.08

(1)Represents shares earned by participants at 200.0% for awards granted in 2017.

Share-Based Compensation Expense
The table below summarizes the amounts recognized in the financial statements for the years ended December 31, 2020, 2019 and 2018 for share-based compensation, including expense for restricted stock units, performance share units, stock options and cash settled stock appreciation rights (in thousands):

	2020	2019	2018
Cost of sales	$763	$961	$976
Operating expenses	10,164	11,935	12,554
Total cost of employee share-based compensation, before income tax	10,927	12,896	13,530
Income tax benefit	2,513	2,966	3,112
Total cost of employee share-based compensation, after tax	$8,414	$9,930	$10,418

Note 17. Employee Benefit Plan
The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who satisfy the age and service requirements under the 401(k) Plan. Each participant may elect to contribute up to 75% of annual compensation, up to the maximum permitted under federal law, and per the 401(k) Plan document, the Company contributes annually, an amount equal to 50% of the participant’s contributions up to 6% of their eligible annual compensation. The Company suspended the 401(k) Plan match for all employees, except for employees who are unionized and are covered under a collective bargaining agreement, effective with the bi-weekly pay period beginning April 13, 2020, in light of the business and financial uncertainties created by the COVID-19 pandemic. The suspension remained in place through December 31, 2020, and starting January 1, 2021, the 401(k) Plan match was reinstated.
The portion of the participant’s account attributable to elective deferral contributions and rollover contributions are 100% vested and nonforfeitable. Participants vest in employer contributions at a rate of 50% per year, becoming fully vested after the completion of two years of service. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $1,103,000, $2,719,000 and $2,340,000 during 2020, 2019 and 2018, respectively.
Note 18. Fair Value of Financial Instruments
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
The following table summarizes the valuation of the Company’s foreign currency forward contracts, cross-currency debt swap contracts and interest rate hedge contracts (see Note 19) that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
2020
Foreign currency forward contracts — asset position	$90	$—	$90	$—
Foreign currency forward contracts — liability position	(1,553)	—	(1,553)	—

Interest rate hedge contracts — liability position	(17,922)	—	(17,922)	—
	$(19,385)	$—	$(19,385)	$—
2019
Foreign currency forward contracts — asset position	$61	$—	$61	$—
Foreign currency forward contracts — liability position	(766)	—	(766)	—

Cross-currency debt swap contracts — asset position	6,163	—	6,163	—
Cross-currency debt swap contracts — liability position	(25)	—	(25)	—

Interest rate hedge contracts — liability position	(8,894)	—	(8,894)	—
	$(3,461)	$—	$(3,461)	$—

The fair value of the Company’s foreign currency forward contracts and cross-currency debt swap contracts are based on observable inputs that are corroborated by market data. Observable inputs include broker quotes, daily market foreign currency rates and forward pricing curves. Remeasurement gains and losses on foreign currency forward contracts and cross-currency debt swap contracts designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) until recognized in earnings during the period that the hedged transactions take place. The fair value of interest rate hedge contracts are based on observable inputs that are corroborated by market data. Observable inputs include daily market foreign currency rates and interest rate curves. Remeasurement gains and losses are recorded in accumulated other comprehensive income (loss) until recognized in earnings as interest payments are made or received on the

Company’s variable-rate debt. Remeasurement gains and losses on foreign currency forward contracts that are not-designated as cash flow hedges are recorded in other income (expense) (see Note 19).
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at December 31, 2020 and 2019 are categorized within Level 1 of the fair value hierarchy. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated balance sheets as of December 31, 2020 and 2019 (in thousands).

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility(1)	$441,600	$443,243	$446,400	$450,864
2020 Japan Term Loan Facility(2)	$18,390	$16,083	$—	$—
Convertible Notes(3)	$258,750	$414,191	$—	$—
U.S. Asset-Based Revolving Credit Facility(4)	$22,130	$22,130	$114,480	$114,480
Japan ABL Facility(4)	$—	$—	$30,100	$30,100
Equipment Notes(5)	$31,822	$29,385	$19,715	$19,715

(1)In January 2019, the Company entered into the Term Loan Facility. The fair value of this debt is based on quoted prices for similar instruments in active markets combined with quantitative pricing models, and is therefore categorized within Level 2 of the fair value hierarchy. See Note 7 for further information.
(2)In August 2020, the Company entered into the 2020 Japan Term Loan Facility. The fair value is categorized within Level 2 of the fair value hierarchy. The Company used discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt to derive the fair value. See Note 7 for further information.
(3)In May 2020, the Company issued $258,750,000 of 2.75% Convertible Notes due in 2026. The fair value of this debt is based on quoted prices for similar instruments in active markets combined with quantitative pricing models, and is therefore categorized within Level 2 of the fair value hierarchy. See Note 7 for further information.
(4)The carrying value of the amounts outstanding under the Company's ABL Facility and Japan ABL Facility approximates the fair value due to the short-term nature of these obligations. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates. See Note 7 for information on the Company's credit facilities, including certain risks and uncertainties related thereto.
(5)The Company entered into equipment notes in 2017, 2019 and 2020 that are secured by certain equipment at the Company's golf ball manufacturing facility. The fair value of this debt is categorized within Level 2 of the fair value hierarchy. The Company used discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt to derive the fair value. See Note 7 for further information.
Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or more frequently if certain indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments that are written down to fair value when they are held for sale or determined to be impaired. During the second quarter of 2020, the Company considered the macroeconomic conditions related to the COVID-19 pandemic and its potential impact to sales and operating income for the remainder of fiscal 2020, and determined that there were indicators of impairment and proceeded with a quantitative assessment of goodwill for all reporting units. As a result of the second quarter assessment, the Company determined that the fair value of one of its reporting units was less than its carrying value, and therefore recognized a goodwill impairment loss of $148,375,000 in the second quarter of 2020. In addition, the Company recognized an impairment loss of $25,894,000 on one of its trade names (see Note 9). There were no impairment losses recorded during the remainder of 2020 and during the years ended December 31, 2019 and 2018.

Note 19. Derivatives and Hedging
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
The following table summarizes the fair value of the Company's foreign currency forward contracts, cross-currency debt swap contracts and interest rate hedge contracts as well as the location of the asset and/or liability on the consolidated balance sheets at December 31, 2020 and 2019 (in thousands):

		Fair Value of Asset Derivatives
		December 31,
	Balance Sheet Location	2020	2019
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$37	$53
Cross-currency debt swap contracts	Other current assets	—	6,163
		$37	$6,216
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	53	8
Total asset position		$90	$6,224

		Fair Value of Liability Derivatives
		December 31,
	Balance Sheet Location	2020	2019
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$38	$24
Cross-currency debt swap contracts	Accounts payable and accrued expenses	—	25
Interest rate hedge contracts	Accounts payable and accrued expenses	4,780	1,865
Interest rate hedge contracts	Other long-term liabilities	13,142	7,030
		17,960	8,944
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	1,515	741

Total liability position		$19,475	$9,685
The Company's derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated balance sheets at December 31, 2020 and 2019.
Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 to 15 months from their inception. At December 31, 2020, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $756,000. At December 31, 2019, the Company had no outstanding foreign currency forward contracts designated as cash flow hedge instruments.
    As of December 31, 2020, the Company recorded a net gain of $756,000 in accumulated other comprehensive loss related to foreign currency forward contracts. Of this amount, net gains of $380,000 were relieved from accumulated other comprehensive loss and recognized in cost of goods sold for the underlying intercompany sales that were recognized, and net gains of $648,000 were relieved from accumulated other comprehensive income (loss) related to the amortization of forward points. There were no ineffective hedge gains or losses recognized during 2020. Based on the current valuation, the Company expects to reclassify net losses of $270,000 from accumulated other comprehensive income (loss) into net earnings during the next 12 months. See Note 2 for a roll-forward of accumulated other comprehensive income (loss).
In the years ended December 31, 2019 and 2018, the Company recognized net gains of $398,000 and $236,000, respectively, in cost of goods sold related to foreign currency forward contracts.
Cross-Currency Debt Swap and Interest Rate Hedge Contract
In order to mitigate the risk of changes in interest rates associated with the Company's variable-rate Term Loan Facility and EUR denominated intercompany loan, the Company used a cross-currency debt swap and interest rate hedge, both designated as cash flow hedges (see Note 7) by converting a portion of the USD denominated Term Loan Facility, which has a higher variable interest rate, to a EUR denominated synthetic note at a lower fixed rate. As of March 31, 2020, the Company unwound the cross currency swap, and as of June 30, 2020 the Company determined that the forecasted transaction in connection with the underlying EUR denominated intercompany loan was no longer probable of occurring. As such, the Company discontinued the hedge and released net gains of $11,046,000 from accumulated other comprehensive income to other income during the second quarter of 2020. The Company maintained the interest rate hedge related to the USD denominated Term Loan Facility in order to continue mitigating the risk of changes in interest rates. Over the life of the facility, the Company will receive variable interest payments from the counterparty lenders in exchange for the Company making fixed rate payments, without exchange of the underlying notional amount. As of December 31, 2020, the notional amount outstanding under the interest rate hedge contract was $196,350,000. As of December 31, 2019, the notional amount outstanding under the cross-currency debt swap and interest rate hedge contract was $198,353,000.
In connection with the cross-currency swap contract, during the year ended December 31, 2020, the Company recorded a remeasurement net gain of $15,081,000 in accumulated other comprehensive loss, and a net gain of $18,510,000 was relieved from accumulated other comprehensive loss. The recognition of these net gains into earnings is summarized as follows:
•Net gains of $11,046,000 related to the discontinuation of the cross-currency swap contract were recognized in other income (expense) in the year ended December 31, 2020.
•Net gains related to foreign currency of $5,735,000 were recognized in other income (expense) in the year ended December 31, 2020.
•Net gains of $1,730,000 were recognized in interest income in the year ended December 31, 2020.
During the year ended December 31, 2019, the Company recorded net gains of $11,212,000 in accumulated other comprehensive loss in connection with the cross-currency swap. Of this amount, net gains of $7,783,000 were relieved from accumulated other comprehensive loss in connection with the cross-currency swap. The recognition of these net gains into earnings is summarized as follows:
•Net gains of $5,027,000 were recognized in interest expense in the year ended December 31, 2019.
•Net gains related to foreign currency exchange of $2,756,000 were recognized in other income (expense) in the year ended December 31, 2019.
The Company did not have cross-currency debt swap contracts during the year ended December 31, 2018.
During the years ended December 31, 2020 and 2019, the Company recorded net losses of $12,881,000 and $9,434,000, respectively, related to the remeasurement of the interest rate hedge contract in accumulated other comprehensive loss. Of these amounts, net losses of $3,852,000 and $552,000 were relieved from accumulated other comprehensive loss and recognized in interest expense during the years ended December 31, 2020 and 2019, respectively. Based on the current valuation, the Company expects to reclassify a net loss of $4,789,000 related to interest rate hedge contract from accumulated other comprehensive loss into earnings during the next 12 months.
    The following tables summarize the net effect of all cash flow hedges on the consolidated financial statements for the year ended December 31, 2020, 2019, and 2018 (in thousands):

	Net Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) (Effective Portion)
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2020	2019	2018
Foreign currency forward contracts	$756	$1,033	$389
Cross-currency debt swap contracts	15,081	11,212	—
Interest rate hedge contracts	(12,881)	(9,434)	—
	$2,956	$2,811	$389

	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings (Effective Portion)
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2020	2019	2018
Foreign currency forward contracts	$1,028	$1,165	$236
Cross-currency debt swap contracts	18,510	7,783	—
Interest rate hedge contracts	(3,852)	(552)	—
	$15,686	$8,396	$236

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At December 31, 2020, 2019 and 2018, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $81,627,000, $72,119,000 and $459,600,000, respectively. The significant increase in 2018 includes a foreign currency forward contract that was put in place to mitigate the risk of foreign currency fluctuations in connection with the acquisition of Jack Wolfskin, which was denominated in Euros (see Note 6). The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the consolidated statements of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 18).
The following table summarizes the location of gains on the consolidated statements of operations that were recognized during the years ended December 31, 2020, 2019 and 2018, in addition to the derivative contract type (in thousands):

		Amount of Net Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments	Location of Net gain recognized in income on derivative instruments	Years Ended December 31,
		2020	2019	2018
Foreign currency forward contracts	Other income, net	$2,156	$4,176	$9,705
In addition, during the year ended December 31, 2020, the Company recognized net foreign currency gains of $9,024,000, and net foreign currency losses of $5,838,000 and $2,824,000 during the years ended December 31, 2019 and 2018, respectively, related to transactions with foreign subsidiaries.
Note 20. Segment Information
The Company has two operating and reportable segments: Golf Equipment and Apparel, Gear and Other.
The Golf Equipment operating segment, which is comprised of golf club and golf ball products, includes Callaway Golf-branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata branded golf balls and sales of pre-owned golf clubs.
The Apparel, Gear and Other operating segment includes the Jack Wolfskin outdoor apparel, gear and accessories business, the TravisMathew golf and lifestyle apparel and accessories business, the Callaway soft goods business and the OGIO business, which consists of golf apparel and accessories (including golf bags and gloves), storage gear for sport and personal use, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products.

The table below contains information utilized by management to evaluate its operating segments.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Net sales:
Golf Equipment	$982,675	$979,173	$912,947
Apparel, Gear and Other	606,785	721,890	329,887
	$1,589,460	$1,701,063	$1,242,834
Income (loss) before income tax:
Golf Equipment	$148,578	$140,316	$128,619
Apparel, Gear and Other	679	75,490	54,879
Reconciling items(1)	(276,735)	(120,037)	(52,226)
	$(127,478)	$95,769	$131,272
Identifiable assets:
Golf Equipment	$481,214	$508,463	$437,604
Apparel, Gear and Other	754,601	939,463	269,432
Reconciling items(2)	744,785	512,622	345,908
	$1,980,600	$1,960,548	$1,052,944
Additions to long-lived assets:(3)
Golf Equipment	$25,695	$29,167	$27,778
Apparel, Gear and Other	21,235	25,386	9,712
	$46,930	$54,553	$37,490
Goodwill:(4)
Golf Equipment	$27,025	$26,329	$26,183
Apparel, Gear and Other	29,633	177,414	29,633
	$56,658	$203,743	$55,816
Depreciation and amortization:
Golf Equipment	$19,212	$16,847	$11,165
Apparel, Gear and Other	20,296	18,104	8,783
	$39,508	$34,951	$19,948

(1)Reconciling items represent corporate general and administration expenses and other income (expenses) not utilized by management in determining segment profitability. The $156,698,000 increase in reconciling items in 2020 compared to 2019 includes the recognition of a $174,300,000 impairment of the Jack Wolfskin goodwill and trade name in 2020 (see Note 9), and an $8,100,000 increase in interest expense. These increases were partially offset by a $23,400,000 increase in other income primarily due to foreign currency and hedging contract gains, combined with $10,928,000 of amortization expense recognized in 2019 related to the inventory valuation step-up from the Jack Wolfskin acquisition (see Note 6). The increase in reconciling items in 2019 compared to 2018 includes incremental corporate general and administrative expenses associated with the addition of the Jack Wolfskin business in January 2019, in addition to $34,084,000 in non-recurring transition costs associated with the acquisition of Jack Wolfskin combined with amortization charges of intangible assets related to the Company's OGIO and TravisMathew acquisitions as well as the amortization of intangible assets and the cost impact associated with a change in valuation of inventory (inventory step-up) related to the Company's Jack Wolfskin acquisition. Reconciling items in 2019 also include incremental interest expense of $31,707,000 related to the Term Loan Facility used for the Jack Wolfskin acquisition, as well as $3,896,000 of net foreign currency exchange losses associated with the Jack Wolfskin acquisition. In 2018, reconciling items include $7,261,000 of net foreign currency exchange gains, and $3,661,000 of transaction costs associated with the Jack Wolfskin acquisition that was completed in January 2019.
(2)Identifiable assets are comprised of inventory, certain property, plant and equipment, intangible assets and goodwill. Reconciling items represent unallocated corporate assets not segregated between the two segments including cash and cash equivalents, net accounts receivable, and deferred tax assets. The $232,163,000 increase in reconciling items in

2020 compared to 2019 was primarily due to increases of $259,453,000 in cash and cash equivalents and $21,308,000 related to the additional investment in Topgolf in the third quarter of 2020, partially offset by a $14,213,000 decrease in net deferred tax assets, and a $13,407,000 decrease in prepaid assets. The $166,714,000 increase in reconciling items in 2019 compared to 2018 was primarily due to increases of $42,685,000 in cash and cash equivalents, $69,081,000 in net accounts receivable and a $17,897,000 increase related to the additional investment in Topgolf in the fourth quarter of 2019.
(3)Additions to long-lived assets are comprised of purchases of property, plant and equipment.
(4)The $147,085,000 decrease in goodwill in 2020 compared to 2019 was primarily due to an impairment of $148,375,000 for Jack Wolfskin goodwill. See Note 9 for further detail. The $147,927,000 increase in goodwill in 2019 compared to 2018 was primarily as a result of the acquisition of Jack Wolfskin in January 2019.

The Company markets its products in the United States and internationally, with its principal international markets being Japan and Europe. The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Sales	Long-Lived Assets(1)
	(In thousands)
2020
United States	$778,600	$498,182
Europe	372,957	286,450
Japan	212,055	11,091
Rest of World	225,848	17,739
	$1,589,460	$813,462
2019
United States	$788,232	$466,957
Europe	428,628	444,468
Japan	246,260	10,347
Rest of World	237,943	15,380
	$1,701,063	$937,152
2018
United States	$708,467	$422,803
Europe	149,602	6,855
Japan	223,707	8,723
Rest of World	161,058	14,578
	$1,242,834	$452,959

(1)Long-lived assets include all non-current assets of the Company except deferred tax assets and operating lease right-of-use assets. Geographic information of property, plant and equipment, net is as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
United States	$116,459	$103,111	$75,320
Europe	17,078	19,148	2,562
Japan	6,028	5,655	5,489
Rest of World	6,930	4,846	5,101
	$146,495	$132,760	$88,472

Note 21. Transactions with Related Parties
The Callaway Golf Company Foundation (the “Foundation”) oversees and administers charitable giving and makes grants to selected organizations. Officers of the Company also serve as directors of the Foundation and the Company’s employees provide accounting and administrative services for the Foundation. During 2020, the Company did not make any contributions to the Foundation. In each of 2019 and 2018, the Company recognized charitable contribution expense of $750,000 for the Foundation.
Note 22. Summarized Quarterly Data (Unaudited)

	Fiscal Year 2020 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$442,276	$296,996	$475,559	$374,629	$1,589,460
Gross profit	$195,674	$122,055	$200,733	$139,123	$657,585
Net income (loss) attributable to Callaway Golf Company	$28,894	$(167,684)	$52,432	$(40,576)	$(126,934)
Earnings (loss) per common share(1)
Basic	$0.31	$(1.78)	$0.56	$(0.43)	$(1.35)
Diluted	$0.30	$(1.78)	$0.54	$(0.43)	$(1.35)

	Fiscal Year 2019 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$516,197	$446,708	$426,217	$311,941	$1,701,063
Gross profit	$238,433	$206,817	$191,389	$130,148	$766,787
Net income (loss)	$48,501	$28,898	$31,048	$(29,218)	$79,229
Less: Net loss attributable to non-controlling interests	$(146)	$(33)	$—	$—	$(179)
Net income (loss) attributable to Callaway Golf Company	$48,647	$28,931	$31,048	$(29,218)	$79,408
Earnings (loss) per common share(1)
Basic	$0.51	$0.31	$0.33	$(0.31)	$0.84
Diluted	$0.50	$0.30	$0.32	$(0.31)	$0.82

(1)Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.