Form 10-Q
period 2021-03-31
CALLAWAY GOLF CO
filed 2021-05-10
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2021, the number of shares outstanding of the Registrant’s common stock was 184,671,923.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results, performance, prospects or growth and scale opportunities including, but not limited to, statements relating to future industry and market conditions, the impact of the COVID-19 pandemic on the Company's business, results of operations and financial condition and the impact of any measures taken to mitigate the effect of the COVID-19 pandemic, the benefits of the merger with Topgolf International, Inc. (“Topgolf”), including the anticipated operations, financial position, liquidity, performance, prospects or growth and scale opportunities of Callaway, Topgolf or the combined company, any statements regarding the strength of the Company's brands, product lines and e-commerce business, geographic diversity, market recovery, availability of capital under the Company's credit facilities, the capital markets or other sources, the Company's conservation and cost reduction efforts, future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the JW Stargazer Holding GmbH ("Jack Wolfskin") acquisition, and the related financial impact of the future business and prospects of the Company, TravisMathew, LLC ("TravisMathew"), OGIO International, Inc. ("OGIO"), Jack Wolfskin and Topgolf. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:
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
•costs, expenses or difficulties related to the merger with Topgolf, including the integration of the Topgolf business, or the failure to realize the expected benefits and synergies of the Topgolf merger in the expected timeframes or at all;
•the potential impact of the merger on relationships with the Company’s and/or Topgolf’s employees, customers, suppliers and other business partners;
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

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of the Company:
Alpha Convoy, Apex, Apex DCB, Apex Tour, APW, Arm Lock, Backstryke, Big Bertha, Big Bertha B21, Big Bertha REVA, Big T, Bird of Prey, Black Series, Bounty Hunter, C Grind, Callaway, Callaway Capital, Callaway Golf, Callaway Media Productions, Callaway Super Hybrid, Callaway X, Capital, Chev, Chev 18, Chevron Device, Chrome Soft, Chrome Soft X, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, Dawn Patrol, Demonstrably Superior And Pleasingly Different, Divine, Double Wide, Eagle, Engage, Epic, Epic Flash, Epic Max, Epic Max LS, Epic Speed, ERC, ERC Soft, Everyone’s Game, Exo, Cage, Fast Tech Mantle, Flash Face Technology, Flash Face SS21, FT Optiforce, FT Performance, FT Tour, Fusion, Fusion Zero, GBB, GBB Epic, Gems, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Grom, Groove- In- Groove Technology, Heavenwood, Hersatility, Hex Aerodynamics, Hex Chrome, HX, Hyper Dry, Hyper-Lite, Hyper Speed Face, I.D. Ball, Jack Wolfskin, Jailbird, Jailbreak, Jailbreak AI Speed Frame, Jailbreak AI Velocity Blades, JAWS MD5, Jewel Jam, Kings of Distance, Legacy, Life On Tour, Longer From Everywhere, Luxe, Mack Daddy, Magna, Majestic, MarXman, Mavrik, MD3 Milled, MD4 Tactical, MD5, MD 5 Jaws, Metal-X, Microhinge Face Insert, Microhinge Star, Mission:Ambition, Nanuk, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Works, Offset Groove in Groove, Ogio, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO ME, OGIO RENEGADE, OGIO SAVAGE, OGIO SHADOW, OGIO XIX, Opti Flex, Opti Grip, Opti Shield, OptiFit, Opti Vent, ORG 7, ORG 14, ORG 15, Paw Print, PRESTIGE 7, ProType, 𐤟R𐤟, Red Ball, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shredder, Silencer, SLED, SoftFast, Solaire, Speed Regime, Speed Step, Steelhead XR, Steelhead, Strata, Stroke Lab, Stronomic, Sub Zero, Superhot, Supersoft, SureOut, TM, Tank, Tank Cruiser, Tech Series, Teron, Texapore, TMCA, Toe Up, Suite Suite, TopChallenge, TopChip , TopContender, TopDrive, TopGolf, TopGolf Crush, TopGolf Media, TopLife, TopPressure, TopScore, TopScramble, TopShot, TopTracer, TopTracer Range, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, TravisMathew TM logo, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Uptown, Versa, VFT, W Grind, Warbird, Weather Series, Wedgeducation, White Hot, White Hot OG, White Hot Tour, White Ice, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, XACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$397,289	$366,119
Accounts receivable, net	328,841	138,482
Inventories	336,314	352,544
Prepaid expenses	43,785	20,318
Other current assets	96,962	35,164
Total current assets	1,203,191	912,627
Property, plant and equipment, net	1,192,278	146,495
Operating lease right-of-use assets, net	1,041,395	194,776
Intangible assets, net	1,557,875	484,339
Goodwill	2,032,057	56,658
Investment in golf-related venture	7,250	111,442
Other assets	74,511	74,263
Total assets	$7,108,557	$1,980,600
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,665	$92,792
Accrued expenses	241,051	183,417
Accrued employee compensation and benefits	87,658	30,937
Asset-based credit facilities	15,279	22,130
Operating lease liabilities, short-term	51,510	29,579
Construction advances	54,874	—
Deferred revenue	70,946	2,546
Other current liabilities	36,356	29,871
Total current liabilities	696,339	391,272
Long-term liabilities:
Long-term debt (Note 7)	1,174,990	650,564
Operating lease liabilities, long-term	1,155,551	177,996
Deemed landlord financing, long-term	221,618	—
Deferred taxes, net	198,846	58,628
Other long-term liabilities	48,394	26,496
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 185,612,666 and 95,648,648 shares issued at March 31, 2021 and December 31, 2020, respectively	1,856	956
Additional paid-in capital	3,016,902	346,945
Retained earnings	632,650	360,228
Accumulated other comprehensive loss	(17,446)	(6,546)
Less: Common stock held in treasury, at cost, 940,743 and 1,446,408 shares at March 31, 2021 and December 31, 2020, respectively	(21,143)	(25,939)
Total shareholders’ equity	3,612,819	675,644
Total liabilities and shareholders’ equity	$7,108,557	$1,980,600

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Net revenues:
Products	$559,958	$442,276
Services	91,663	—
Total net revenues	651,621	442,276
Costs and expenses:
Cost of products	310,630	246,602
Cost of services, excluding depreciation and amortization	10,985	—
Other venue expenses	65,437	—
Selling, general and administrative expenses	173,880	141,754
Research and development expense	12,745	13,240
Venue pre-opening costs	1,845	—
Total costs and expenses	575,522	401,596
Income from operations	76,099	40,680
Interest income	54	99
Interest expense	(17,511)	(9,214)
Gain on Topgolf investment	252,531	—
Other income, net	9,031	6,480
Income before income taxes	320,204	38,045
Income tax provision	47,743	9,151
Net income	$272,461	$28,894

Earnings per common share:
Basic	$2.32	$0.31
Diluted	$2.19	$0.30
Weighted-average common shares outstanding:
Basic	117,482	94,309
Diluted	124,570	95,676

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$272,461	$28,894
Other comprehensive income:
Change in derivative instruments	6,314	(589)
Foreign currency translation adjustments	(16,243)	(14,936)
Comprehensive income, before income tax on other comprehensive income items	262,532	13,369
Income tax provision (benefit) on derivative instruments	971	(430)
Comprehensive income	$261,561	$13,799

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$272,461	$28,894
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	20,272	8,997
Lease amortization expense	10,784	8,517
Amortization of debt issuance costs	1,199	835
Debt discount amortization	2,866	—
Deferred taxes, net	46,401	12,409
Non-cash share-based compensation	4,609	1,861
Loss on disposal of long-lived assets	—	51
Gain on Topgolf investment	(252,531)	—
Unrealized net (gains) losses on hedging instruments and foreign currency	(6,146)	767
Acquisition costs	(15,755)	—
Change in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(183,835)	(120,075)
Inventories	25,415	36,982
Leasing Receivables	(2,903)	—
Other assets	(18,988)	19,349
Accounts payable and accrued expenses	6,091	(58,288)
Deferred Revenue	3,921	151
Accrued employee compensation and benefits	17,573	(16,680)
Change in operating leases, net	(9,245)	(7,041)
Income taxes receivable/payable, net	(2,649)	(11,356)
Other liabilities	1,844	945
Net cash used in operating activities	(78,616)	(93,682)
Cash flows from investing activities:
Capital expenditures	(28,821)	(16,953)
Cash acquired in merger	171,294	—
Net cash provided by (used in) investing activities	142,473	(16,953)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	9,766
Debt issuance cost	(5,441)	—
(Repayments of) proceeds from credit facilities, net	(6,851)	191,013
Repayments of long-term debt	(5,267)	(3,143)
Payment on contingent earn-out obligation	(3,577)	—
Repayments of financing leases	(95)	(109)
Proceeds from lease financing	3,127	—
Exercise of stock options	257	130
Dividends paid	(3)	(949)
Acquisition of treasury stock	(12,501)	(21,938)
Net cash (used in) provided by financing activities	(30,351)	174,770
Effect of exchange rate changes on cash and cash equivalents	(2,336)	(4,166)
Net increase in cash and cash equivalents	31,170	59,969
Cash and cash equivalents at beginning of period	366,119	106,666
Cash and cash equivalents at end of period	$397,289	$166,635
Supplemental disclosures:
Cash paid for income taxes, net	$3,145	$3,983
Cash paid for interest and fees	$15,449	$7,165
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$16,565	$18,129
Accrued capital expenditures at period-end	$14,402	$4,055
Financed additions of capital expenditures	$9,827	$—
Issuance of common stock in Topgolf merger	$2,650,201	$—

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	95,649	$956	$346,945	$360,228	$(6,546)	(1,446)	$(25,939)	$675,644
Common stock issued in Topgolf merger	89,776	898	2,649,303	—	—	—	—	2,650,201
Fair value of replacement awards converted in Topgolf merger	—	—	33,051	—	—	—	—	33,051
Common stock issued for replacement restricted stock awards	188	2	(2)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(400)	(12,501)	(12,501)
Exercise of stock options	—	—	(452)	—	—	40	709	257
Compensatory awards released from restriction	—	—	(16,565)	—	—	864	16,565	—
Share-based compensation	—	—	4,609	—	—	—	—	4,609
Stock dividends	—	—	13	(36)	—	1	23	—
Cash dividends ($0.01 per share)	—	—	—	(3)	—	—	—	(3)
Equity adjustment from foreign currency translation	—	—	—	—	(16,243)	—	—	(16,243)
Change in fair value of derivative instruments, net of tax	—	—	—	—	5,343	—	—	5,343
Net Income	—	—	—	272,461	—	—	—	272,461
Balance at March 31, 2021	185,613	$1,856	$3,016,902	$632,650	$(17,446)	(941)	$(21,143)	$3,612,819

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2019	95,649	$956	$323,600	$489,382	$(22,422)	(1,451)	$(24,163)	$767,353
Adoption of accounting standard ASU Topic 326 (Note 5)	—	—	—	(289)	—	—	—	(289)
Acquisition of treasury stock	—	—	—	—	—	(1,167)	(21,938)	(21,938)
Exercise of stock options	—	—	(203)	—	—	20	333	130
Compensatory awards released from restriction	—	—	(18,129)	—	—	1,055	18,129	—
Share-based compensation	—	—	1,861	—	—	—	—	1,861
Stock dividends	0	—	4	(34)	—	2	30	—
Cash dividends ($0.01 per share)	—	—	—	(949)	—	—	—	(949)
Equity adjustment from foreign currency translation	—	—	—	—	(14,936)	—	—	(14,936)
Change in fair value of derivative instruments, net of tax	—	—	—	—	(159)	—	—	(159)
Net Income	—	—	—	28,894	—	—	—	28,894
Balance, March 31, 2020	95,649	$956	$307,133	$517,004	$(37,517)	(1,541)	$(27,609)	$759,967

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by Callaway Golf Company (the “Company” or “Callaway Golf”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Commission. These consolidated condensed financial statements, in the opinion of management, include all the normal and recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. Interim operating results are not necessarily indicative of operating results for the full year.
On March 8, 2021, the Company completed the merger with Topgolf International, Inc. ("Topgolf") and has included the results of operations of Topgolf in it's consolidated condensed statement of operations from that date forward. The Company’s Topgolf subsidiary operates on a 52- or 53-week fiscal year ending on the Sunday closest to December 31. As such, the Topgolf financial information included in the Company’s condensed consolidated financial statements for the quarter ended March 31, 2021, is for the period beginning March 8, 2021 (merger date) through April 4, 2021. Additionally, based on the Company's assessment of the combined business, the Company modified the presentation of its consolidated condensed statement of operations for the three months ended March 31, 2021 and 2020. For further information about the merger with Topgolf, see Note 6. In connection with the merger, the Company reassessed its operating segments by evaluating its global business platform, including its management structure after the addition of Topgolf, and determined that as of March 31, 2021, the Company has three operating segments, namely, Golf Equipment, Apparel, Gear and Other, and Topgolf. For further information about the Company's operating segments, see Note 19.

Note 2. Summary of Significant Accounting Policies

The following reflects updates to the Company’s significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Commission.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include determining the nature and timing of satisfaction of performance obligations as it relates to revenue recognition, the valuation of share-based awards, recoverability of long-lived assets, assessing intangible assets and goodwill for impairment, determining the incremental borrowing rate for operating leases, in addition to provisions for warranty, uncollectible accounts receivable, inventory obsolescence, sales returns, future price concessions and tax contingencies and valuation allowances. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or as new information becomes available.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity." This ASU simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. Also, this ASU requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. Entities may adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. The Company completed a preliminary assessment of this ASU, and it anticipates adopting the modified retrospective approach, which will result in a significant increase in its dilutive share-count as the result of calculating the impact of dilution from its convertible notes using the if-converted method. The Company also anticipates a decrease in interest expense resulting from the elimination of the original issuance discount. Under the modified retrospective approach, the Company anticipates recognizing the difference between the removal of the equity component of the convertible notes and the unamortized original issuance discount as an adjustment to beginning retained earnings when it adopts this new standard on January 1, 2022.
Adoption of New Accounting Standards
The Company adopted ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The Company has elected to apply the hedge accounting expedients related to the probability and the assessments of effectiveness of LIBOR-indexed cash flow hedges upon a change in the critical terms of the derivative or the hedged transactions, and upon the end of relief under Topic 848. The Company has elected to continue the method of assessing effectiveness as documented in the original hedge documentation and elects to apply the expedient in ASC 848-50-35-17 (through 35-18) which allows the reference rate on the hypothetical derivative to match the reference rate on the hedging instrument. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements and disclosures.
The Company adopted ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This ASU removes specific exceptions to the general principles in Accounting Standards Codification ("ASC") Topic 740, "Accounting for Income Taxes" ("Topic 740") and simplifies certain U.S. GAAP requirements. This ASU did not have a material impact on the Company's consolidated condensed financial statements or disclosures.
Significant Accounting Policies
Leases
The Company leases office space, manufacturing plants, warehouses, distribution centers, Company-operated Topgolf venues, vehicles, and equipment, as well as retail and/or outlet locations related to the TravisMathew and Jack Wolfskin businesses and the apparel business in Japan. Certain real estate leases include one or more options to extend the lease term, options to purchase the leased property at the Company's sole discretion or escalation clauses that increase the rent payments over the lease term. When deemed reasonably certain of exercise, the renewal and purchase options are included in the determination of the lease term and lease payment obligation, respectively. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. Certain leases may require an additional contingent rent payment based on a percentage of sales greater than certain specified threshold amounts. The Company recognizes contingent rent expense when it is probable that sales thresholds will be reached during the fiscal year. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Right-of-use ("ROU") assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the rate implicit in the lease agreement in determining the present value of minimum lease payments. If the implicit rate is not provided, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including the lease term. At the commencement of a lease, the ROU asset for operating leases is measured by taking the sum of the present value of the lease liability, initial direct costs (if any) and prepaid lease payments (if any) and deducting lease incentives (if any). After the lease commencement date and over the lease term, lease expense is recognized as a single lease cost on a straight-line basis. Lease agreements related to properties are generally comprised of lease components and non-lease components. Non-lease components, such as common area maintenance charges, property taxes and insurance, are expensed as incurred and recognized separately from the straight-line lease expense. Variable lease payments that do not depend on an index or rate, such as rental payments based on a percentage of retail sales over contractual levels, are expensed separately as incurred, and are not included in the measurement of the ROU asset and lease liability. Variable lease payments that depend on an index or rate, such as payments that are adjusted periodically for inflation, are included in the measurement of the ROU asset and lease liability and are recognized on a straight-line basis over the lease term.
In certain venue leasing arrangements, due to the Company’s involvement in the construction of leased assets, the Company is considered the owner of the leased assets for accounting purposes. In such cases, in addition to capitalizing the Company’s construction costs, the Company capitalizes the construction costs funded by the landlord related to its leased premises and recognizes a corresponding liability for those costs as construction advances during the construction period. At the end of the construction period, the Company applies sale and leaseback guidance to determine whether the underlying asset should be derecognized. When the application of the sale and leaseback guidance results in a sale, the asset and liability on the Company’s balance sheet are derecognized. When the application of the sale and leaseback guidance results in a failed sale, the asset remains on the Company’s balance sheet and is depreciated over its respective useful life or the lease term, whichever is shorter, and the liability is accounted for as a deemed landlord financing obligation. These deemed landlord financing obligations are generally non-cancelable leases with initial terms of 20 years containing various renewal options following the initial term and escalation clauses that increase the payments over the lease term.
With respect to the Company’s Toptracer operations, the Company enters into non-cancelable license agreements that provide software and hardware to driving ranges and hospitality and entertainment venues. These license agreements provide the customer the right to use Company-owned software and hardware products for a specified period generally ranging from three to five years. The software and hardware are a distinct bundle of goods that are highly interrelated. At the inception of the arrangement, lease classification is assessed which generally results in the license agreements being classified as sales-type leases. Upon lease commencement for sales-type leases, revenue is recognized consisting of initial payments received and the present value of payments over the non-cancellable term.
Revenue Recognition
The Company accounts for revenue recognition of products and services in accordance with Accounting Standards Codification (“ASC”) Topic 606, "Revenue from Contracts with Customers." See Note 4.
Product Revenue
The Company recognizes revenue from the sale of its golf clubs, golf balls, lifestyle and outdoor apparel, gear and accessories and golf apparel and accessories when it satisfies the terms of a sales order from a customer, and transfers control of the products ordered to the customer. Control transfers when products are shipped, and in certain cases, when products are received by customers under certain contract terms. In addition, the Company recognizes revenue at the point of sale on transactions with consumers at its retail locations and retail shops at Topgolf locations. Sales taxes, value added taxes and other taxes that are collected in connection with revenue transactions are withheld and remitted to the respective taxing authorities. As such, these taxes are excluded from revenue. The Company elected to account for shipping and handling as activities to fulfill the promise to transfer the good. Therefore, shipping and handling fees that are billed to customers are recognized in revenue and the associated shipping and handling costs are recognized in cost of products as soon as control of the goods transfers to the customer.
The Company, in exchange for a royalty fee, licenses its trademarks and service marks to third parties for use on products such as golf apparel and footwear, practice aids and other golf accessories. Royalty income is recognized over time as underlying product sales occur, subject to certain minimum royalties, in accordance with the related licensing arrangements. Royalty income is included in the Company's Apparel, Gear and Other operating segment.
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
Variable Consideration
The amount of revenue the Company recognizes is based on the amount of consideration it expects to receive from customers. The amount of consideration is the sales price adjusted for estimates of variable consideration, including sales returns, discounts, and allowances as well as sales programs, sales promotions and price concessions that are offered by the Company as described below. These estimates are based on the amounts earned or to be claimed by customers on the related sales and are therefore recorded as reductions to sales and trade accounts receivable.
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
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product's life cycle of approximately two years, and price concessions or price reductions are generally offered at the end of the product's life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to net revenues using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates and adjusts the rate as deemed necessary to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate during the three months ended March 31, 2021 and 2020. Historically, the Company's actual amount of variable consideration related to these sales programs has not been materially different from its estimates.
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
Services Revenue
The Company recognizes revenue from the operation of its Topgolf venues consisting primarily of food and beverage sales, event deposits, fees charged for gameplay, purchases of game credits and membership fees. In addition, services sales are recognized through the redemption of gift cards, sponsorship contracts, franchise fees, leasing revenue, the Company’s World Golf Tour ("WGT") digital golf game and non-refundable deposits for venue reservations.
The Company's food and beverage revenue is recognized at the time of sale. Event deposits received from guests attributable to food and beverage purchases are deferred and recognized as revenue when the event is held. Food and beverage revenues are presented net of discounts. All sales taxes collected from guests are excluded from revenue in the consolidated condensed statements of operations and the obligation is included in accrued expenses on the Company’s consolidated condensed balance sheets until the taxes are remitted to the appropriate taxing authorities.
Fees charged for gameplay are recognized at the time of purchase. Event deposits received from guests attributable to gameplay purchases are deferred and recognized as revenue when the event is held. Purchases of game credits are deferred and recognized as revenue when: (i) the game credits are redeemed by the guest; or (ii) the likelihood of the game credits being redeemed by the guest is remote (“game credit breakage”). The Company uses historic game credit redemption patterns to determine the likelihood of game credit redemption. Game credit breakage is recorded consistent with the historic redemption pattern.
Membership fees received from guests are deferred and recognized as revenue over the estimated life of the associated membership.
Revenues from gift cards to purchase for food and beverage or gameplay at Topgolf locations are deferred and recognized when the cards are redeemed, consistent with the gift card policy on product revenues.
The Company enters into sponsorship contracts that provide advertising opportunities to market to Topgolf guests in the form of custom displays, lobby displays, digital and print posters and other advertising at Topgolf venues and on Topgolf websites. Sponsorship contracts are typically for a fixed price over a specified length of time and revenue is generally recognized ratably over the contract period unless there is a different predominate pattern of performance.
The Company enters into international development agreements that grant franchise partners the right to develop, open and operate a certain number of venues within a particular geographic area. The franchise partner may be required to pay a territory fee upon entering into a development agreement and a franchise fee for each developed venue. The franchisee will also pay ongoing royalty fees based upon a percentage of sales. The initial franchise term provided for each venue generally ranges from 15 to 20 years and provides the option for renewal. The franchise of each individual venue within an arrangement represents a single performance obligation. Therefore, territory fees and franchise fees for each arrangement are allocated to each individual venue and recognized over the term of the respective franchise agreement, including renewal options. Revenue from sales-based royalties is recognized as the related sales occur. The franchisee may also purchase Topgolf-specific equipment and supplies from the Company to be used at the licensed venue. The Company has determined that it is the principal in these transactions and record the related revenue and cost of services on a gross basis.
Leasing revenue results from non-cancelable sales-type lease agreements that provide Toptracer software and hardware to driving ranges and hospitality and entertainment venues. See discussion above on sales-type leases.
The Company’s WGT digital golf game is a live service that allows players to play for free via web and mobile gaming platforms. Within the WGT digital golf game, players can purchase virtual currency to obtain virtual goods to enhance their game-playing experience. Revenues from purchases of virtual currency are deferred at the point of purchase and recognized as revenue over the average life of a player, determined using historic gameplay activity patterns.
Non-refundable deposits received for venue reservations are recognized at the time of purchase.
Cost of Products
The Company’s cost of products is comprised primarily of variable costs that fluctuate with sales volumes, including raw materials and component costs, merchandise from third parties, conversion costs including direct labor and manufacturing overhead, and inbound freight, duties, and shipping charges. In addition, cost of products include hardware costs with respect to Topgolf's Toptracer license agreements classified as sales-type leases, and retail merchandise costs for products sold in retail shops within Topgolf venue facilities. Fixed overhead expenses include warehousing costs, indirect labor, and supplies, as well as depreciation expense associated with assets used to manufacture and distribute products. In addition, cost of products includes adjustments to reflect inventory at its net realizable value, as well as adjustments for obsolescence and product warranties.
Cost of Services
The Company’s cost of services primarily consists of food and beverage costs and transaction fees with respect to in-app purchases within the Company’s WGT digital golf game. Food and beverage costs are variable by nature, change with sales volume, and are impacted by product mix and commodity pricing. Cost of services excludes employee costs as well as depreciation and amortization.
Other Venue Expenses
Other venue expenses consists of salaries and wages, bonuses, commissions, payroll taxes, and other employee costs that directly support venue operations, in addition to rent and occupancy costs, property taxes, depreciation associated with venues, supplies, credit card fees and marketing expenses. Other venue expenses include both fixed and variable components and are therefore not directly correlated with revenue.
Venue Pre-Opening Costs
Pre-opening costs primarily include costs associated with activities prior to the opening of a new company-operated venue, as well as other costs that are not considered in the evaluation of ongoing performance. Pre-opening costs fluctuate based on the timing, size and location of new company-operated venues.
Selling, General and Administrative Expenses (SG&A)
SG&A expenses are comprised primarily of employee costs, advertising and promotional costs, tour expenses, legal and professional fees, travel expenses, building and rent expenses, depreciation charges (excluding those related to manufacturing and distribution operations), amortization of intangible assets, and other miscellaneous expenses.
Research and Development
Research and development expenses are comprised of costs to develop or significantly improve the Company's products and technology, which primarily include the salaries and wages of personnel engaged in research and development activities, research costs and depreciation expense. Other than software development costs qualifying for capitalization, research and development costs are expensed as incurred.
Inventories
Unless otherwise stated below, the Company's inventory is recorded at the lower of cost or net realizable value, which includes a reserve for excess, obsolete and/or unmarketable inventory. This reserve is regularly assessed based on current inventory levels, sales trends, and historical experience, as well as management’s estimates of market conditions and forecasts of future product demand, all of which are subject to change. The Company utilizes the standard costing method, determined on the first-in, first-out basis, for its golf equipment inventory and soft goods inventory sold under the TravisMathew, OGIO and Callaway brands, and the weighted average costing method for soft goods inventory sold under the Jack Wolfskin brand. Golf equipment inventory, which is directly manufactured by the Company, includes finished goods, raw materials, labor and manufacturing overhead costs and work in process. The Company's soft goods product lines, which are manufactured by third-party contractors, primarily include finished good products. Toptracer hardware and software, food and beverage products and Topgolf-specific retail merchandise inventories are stated at weighted average cost.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives generally as follows:

Buildings and improvements	10-40 years
Machinery and equipment	5-10 years
Furniture, computers and equipment	3-5 years
Internal-use software	3-5 years
Production molds	2-5 years
Buildings capitalized in conjunction with deemed landlord financing where the Company is deemed to be the accounting owner are depreciated, less residual value, over the shorter of 20 years or the lease term.
Normal repairs and maintenance costs are expensed as incurred. Expenditures that materially increase values, change capacities, or extend useful lives are capitalized. The related costs and accumulated depreciation of disposed assets are eliminated and any resulting gain or loss on disposition is recognized in earnings. Construction in-process consists primarily of costs associated with building improvements, machinery and equipment and venues under construction that have not yet been placed into service, unfinished molds as well as in-process internal-use software.
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

Goodwill and Intangible Assets
The Company's intangible assets, which are comprised of goodwill, trade names, trademarks, service marks, trade dress, customer and distributor relationships, developed technology, non-competes and patents were acquired in connection with the acquisitions of Odyssey Sports, Inc., FrogTrader, Inc., OGIO, TravisMathew, Jack Wolfskin, certain foreign distributors and the recently completed merger with Topgolf on March 8, 2021.
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
During the second quarter of 2020, due to the significant disruptions caused by the COVID-19 pandemic on the Company's operations, the Company performed a qualitative assessment considering the macroeconomic conditions caused by the COVID-19 pandemic, and the potential impact on the Company's revenue and operating income for the remainder of fiscal 2020 and potentially beyond. As a result, the Company determined that there were indicators of impairment, and proceeded with a quantitative assessment to test the recoverability of goodwill for all its reporting units, in addition to the recoverability of indefinite-lived intangible assets, consisting primarily of the trade names and trademarks associated with the Company's brands. Based on this assessment, the Company determined that the fair values of the Jack Wolfskin reporting unit and the Jack Wolfskin trade name were less than their carrying values. As a result, during the second quarter of 2020, the Company recognized impairment losses to write-off the goodwill associated with the Jack Wolfskin reporting unit and write-down the trade name associated with the Jack Wolfskin brand name to its new estimated fair value. There were no further impairments recognized over the remainder of 2020. For further discussion, see Note 9.
Intangible assets that are determined to have definite lives are amortized over their estimated useful lives and are measured for impairment in accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets” as discussed above, only when events or circumstances indicate the carrying value may be impaired. See Note 9 for further discussion of the Company’s intangible assets.
Costs related to the development, maintenance, or renewal of internally developed intangible assets that are inherent in the Company's continuing business and relate to the Company as a whole, that were not acquired as a part of a business combination or asset acquisition, are expensed as incurred.

Note 3. Leases
The Company leases office space, manufacturing plants, warehouses, distribution centers, Company-operated Topgolf venues, vehicles, and equipment, as well as retail and/or outlet locations related to the TravisMathew and Jack Wolfskin businesses and the apparel business in Japan. The Company also enters into non-cancellable agreements with driving ranges and hospitality and entertainment venues to license Toptracer software and hardware, which are classified as sales-type leases.
Deemed Landlord Financing Leases
As of March 31, 2021, the Company accounted for two deemed landlord financing leases that did not meet the sale-leaseback criteria upon the completion of construction in accordance with ASC 842. As of March 31, 2021, the Company was the accounting owner of ten landlord buildings under deemed landlord financing contracts. As of March 31, 2021, the net book value included in property, plant and equipment related to these buildings on the consolidated condensed balance sheet totaled $280,864,000. The Company depreciates these properties over the initial lease term of 20 years or over their estimated useful life, whichever is shorter.

Sales-Type Leases
Leasing revenue attributed to sales-type leases was $3,893,000 for the three months ended March 31, 2021, which was included in services revenues within the consolidated condensed statement of operations. Leasing receivables related to the Company’s net investment in sales-type leases are as follows (in thousands):

	Balance Sheet Location	March 31, 2021
Leasing receivables, net - current	Other current assets	$8,957
Leasing receivables - long-term	Other assets	29,903
		$38,860
Operating Leases
In response to the COVID-19 pandemic, the Company received certain rent concessions in the form of deferments and abatement on a few of its operating leases. The Company opted to not modify these leases in accordance with the FASB Staff Q&A-Topic 842 and Topic 840: "Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic" issued in April 2020, and account for these concessions as if they were made under the enforceable rights included in the original agreement. Rent deferments were recorded as a payable and paid at a later negotiated date. Rent abatements were recognized as reductions in rent expense over the periods covered by the abatement period. As of March 31, 2021 and December 31, 2020 the Company recorded rent deferments of $3,425,000 and $687,000, respectively, which were recorded in accrued expenses, and $9,345,000 other long-term liabilities in the consolidated condensed balance sheets as of March 31, 2021. Of the rent deferments recorded as of March 31, 2021, $12,770,000 was recorded in connection with the Topgolf merger in March 2021. There were no rent abatements recorded for the three months ended March 31, 2021 or 2020.
Supplemental balance sheet information related to leases is as follows (in thousands):

	Balance Sheet Location	March 31, 2021	December 31, 2020
Operating Leases
ROU assets, net	Operating lease ROU assets, net	$1,041,395	$194,776
Lease liabilities, short-term	Operating lease liabilities, short-term	$51,510	$29,579
Lease liabilities, long-term	Operating lease liabilities, long-term	$1,155,551	$177,996

Deemed Landlord Financing
Lease liabilities, short-term	Accrued expenses	$1,567	$—
Lease liabilities, long-term	Deemed landlord financing, long-term	$221,618	$—

Finance Leases
ROU assets, net,	Other assets	$2,761	$1,003
Lease liabilities, short-term	Accrued expenses	$1,090	$252
Lease liabilities, long-term	Long-term other	$1,903	$447

The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$20,497	$11,022
Financing lease costs:
Amortization of right-of-use assets	322	167
Interest on lease liabilities	20	11
Total financing lease costs	342	178
Variable lease costs	579	1,296
Total lease costs	$21,418	$12,496

Other information related to leases was as follows (in thousands):

	Three Months Ended March 31,
Supplemental Cash Flows Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,852	$9,331
Operating cash flows from finance leases	$9	$11
Financing cash flows from finance leases	$95	$109

Lease liabilities arising from new ROU assets:
Operating leases	$28,419	$51,851
Finance leases	$29	$22

	March 31, 2021	December 31, 2020
Weighted average remaining lease term (years):
Operating leases	14.6	9.8
Finance leases	2.8	3.0

Weighted average discount rate:
Operating leases	8.2%	5.3%
Finance leases	5.3%	3.9%
Future minimum lease obligations as of March 31, 2021 were as follows (in thousands):

	Operating Leases	DLF Leases	Finance Leases
Remainder of 2021	$111,570	$13,253	$902
2022	146,151	20,026	1,171
2023	143,834	19,862	736
2024	141,171	20,054	352
2025	139,169	20,380	26
Thereafter	1,464,450	355,973	9
Total future lease payments	2,146,345	449,548	3,196
Less: imputed interest	939,284	226,363	203
Total	$1,207,061	$223,185	$2,993
Lease payments exclude $828,530,000 related to 14 non-cancellable leases that have been signed as of March 31, 2021 but have not yet commenced. Of the 14 leases, five are scheduled to commence in 2021. The Company's minimum capital commitment related to these leases was approximately $75,000,000 as of March 31, 2021. As the Company is actively involved in the construction of these properties, the Company recorded $58,103,000 in construction costs within property, plant and equipment as of March 31, 2021. In addition, the Company recorded $54,874,000 in advances from the landlord in connection with properties under construction as of March 31, 2021. The Company will determine the lease classification for properties currently under construction at the end of the construction period. The initial base term upon the commencement of these leases is generally 20 years.
Note 4. Revenue Recognition
The Company primarily recognizes revenue from the sale of its products and operation of its venues. Revenue from product sales include golf clubs, golf balls, lifestyle and outdoor apparel, gear and accessories and golf apparel and accessories. The Company sells its products to customers, which include on- and off-course golf shops and national retail stores, as well as to consumers through its e-commerce business and at its apparel retail and venue locations. The Company's product revenues also includes royalty income from third parties from the licensing of certain soft goods products. Revenue from services primarily includes venue sales of food and beverage and fees charged for gameplay, and the sale of game credits to guests. Service Revenues also include franchise fees from franchised international venues, as well as revenue from gift cards, sponsorship contracts, franchise fees, leasing revenue and non-refundable deposits received for venue reservations. In addition, the Company recognizes service revenues through its online multiplayer WGT digital golf game.
The Company's contracts with customers for its products are generally in the form of a purchase order. In certain cases, the Company enters into sales agreements containing specific terms, discounts and allowances. The Company enters into licensing agreements with certain distributors and, with respect to the Company's Toptracer operations, driving ranges and hospitality and entertainment venues.
The Company has three operating and reportable segments, namely the Golf Equipment operating segment, the Apparel, Gear and Other operating segment, and the Topgolf operating segment. Revenue attributable to the Topgolf operating segment is for the period beginning March 8, 2021 (merger date) through April 4, 2021. The following table presents the Company's revenue disaggregated by major product category and operating and reportable segment (in thousands):

	Operating and Reportable Segments
	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Golf Equipment	Apparel, Gear & Other	Topgolf	Total	Golf Equipment	Apparel, Gear & Other	Total
Major revenue categories:
Golf clubs	$316,353	$—	$—	$316,353	$251,224	$—	$251,224
Golf balls	60,529	—	—	60,529	40,437	—	40,437
Apparel	—	95,289	—	95,289	—	77,290	77,290
Gear, accessories & other	—	86,813	—	86,813	—	73,325	73,325
Venues	—	—	85,170	85,170	—	—	—
Other business lines	—	—	7,467	7,467	—	—	—
	$376,882	$182,102	$92,637	$651,621	$291,661	$150,615	$442,276

The Topgolf segment includes an immaterial amount of golf clubs, golf balls, and apparel sales, which are reflected within product sales within the consolidated condensed statement of operations for the three months ended March 31, 2021.
The Apparel, Gear and Other and Topgolf segments include royalty income from licensing agreements of $10,868,000 and $5,545,000 for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021 and December 31, 2020, the Company's deferred revenue liability was $70,946,000 and $2,546,000, respectively. The balance as of March 31, 2021 included a deferred revenue liability of $68,093,000 in the Topgolf segment related to gift cards, event deposits, lifetime memberships, prepaid sponsorship, premium membership, the WGT digital golf game, and game credits. Revenue from redeemed gift cards and gift card breakage was $3,306,000 and $525,000 for the three months ended March 31, 2021 and 2020, respectively. Deferred revenue from redeemed event deposits, lifetime memberships, prepaid sponsorship, premium membership, WGT digital golf game, game credits, and the corresponding breakage was $24,740,000 for the three months ended March 31, 2021.
The following table summarizes revenue by geographical areas in which the Company operates (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue by Major Geographic Region:
United States	$388,222	$217,503
Europe	108,345	96,719
Japan	71,886	77,347
Rest of World	83,168	50,707
	$651,621	$442,276
The Company sells its golf equipment products and apparel, gear and accessories in the United States and internationally, with its principal international regions being Japan and Europe. On a regional basis, sales of golf equipment are generally higher than sales of apparel gear and other in most regions other than Europe, which has a higher concentration of apparel, gear and other sales as a result of Jack Wolfskin, which is headquartered in Germany. Venues revenue is higher in the United States, as Topgolf has more domestic venues than international.
The Company records an estimate for anticipated returns as a reduction of product revenues and cost of products, and accounts receivable, in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also offers certain customers sales programs that allow for specific returns. The Company records a return liability as an offset to accounts receivable for anticipated returns related to these sales programs at the time of sale based on the terms of the sales program. The cost recovery of inventory associated with this reserve is accounted for in other current assets. The Company's provision for sales returns will fluctuate with the seasonality of the business, while actual sales returns are generally more heavily weighted toward the back half of the year as the golf season comes to an end. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates.
The following table provides a reconciliation of the activity related to the Company’s sales return reserve (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$43,986	$34,314
Provision	35,890	35,636
Sales returns	(19,092)	(18,958)
Ending balance	$60,784	$50,992
Note 5. Estimated Credit Losses
The Company's trade accounts receivable are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses, as well as reserves related to product returns and sales programs as described in Note 4. Under ASC Topic 326, the “expected credit loss” model replaces the “incurred loss” model and requires consideration of a broader range of information to estimate expected credit losses over the life of the asset. The Company's prior methodology for estimating credit losses on trade accounts receivable did not differ significantly from the new requirements of ASC 326. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. An estimate of credit losses for the remaining customers in the aggregate is based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customers' financial condition, all of which are subject to change. Additionally, the Company’s monitoring activities now consider future reasonable and supportable forecasts of economic conditions to adjust all general reserve percentages as necessary. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined, based on current information, that the estimate of credit losses as of March 31, 2021 was not significantly impacted.
Actual uncollected amounts have historically been consistent with the Company’s expectations. The Company's payment terms on its receivables from customers are generally 60 days or less.
The following table provides a reconciliation of the activity related to the Company’s allowance for estimated credit losses (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$8,841	$5,992
Adjustment due to the adoption of Topic 326	—	289
(Recovery)/provision for credit losses	(378)	13
Write-off of uncollectible amounts, net of recoveries	(1,662)	(154)
Ending balance	$6,801	$6,140

Note 6. Business Combinations
Merger with Topgolf International, Inc.
On March 8, 2021, the Company completed its previously announced merger with Topgolf, pursuant to the terms of an Agreement and Plan of Merger, dated as of October 27, 2020 (the “Merger Agreement”). Topgolf is a leading tech-enabled golf entertainment business, with an innovative platform that comprises its state-of-the-art open-air golf and entertainment venues, revolutionary Toptracer ball-tracking technology and innovative media platform with a differentiated position in eSports. The combined company will benefit from a compelling family of brands with reach across multiple channels including retail, venues, e-commerce and digital communities.
Pursuant to the terms of the Merger Agreement, at the closing of the merger, the Company issued approximately 89,776,450 unrestricted and fully vested shares of its common stock to the stockholders of Topgolf (excluding approximately 12,329,721 shares of the Company’s common stock that would have been allocated to the Company in the merger based on the shares of Topgolf held by the Company) for 100% of the outstanding equity of Topgolf, at an exchange ratio based on an equity value of Topgolf of $1,987,000,000 (or $1,748,000,000 excluding Topgolf shares that were held by the Company) and a price per share of the Company's common stock fixed at $19.40 per share (the “Callaway Share Price”). The actual purchase consideration upon the closing of the merger of $3,014,174,000 (or $2,650,201,000 excluding Topgolf shares that were held by the Company) was based on the number of shares of the Company’s common stock issued, multiplied by the closing price of $29.52 of the Company's common stock on March 8, 2021. Additionally, the Company converted certain stock options previously held by former equity holders of Topgolf into options to purchase a number of shares of Callaway common stock, and certain outstanding restricted stock awards of Topgolf, into 187,568 shares of Callaway common stock (together, the "replacement awards"). The Company included $33,051,000 in the consideration transferred in the merger for these replacement awards, which represents the fair value of the vested portion the replacement awards. The unvested portion of these replacement awards related to future services that will be rendered in the post-combination period will be recognized as compensation expense over the remaining vesting period. In addition, the Company converted issued and outstanding warrants to purchase certain preferred shares of Topgolf into a warrant to purchase a number of shares of Callaway common stock. The fair value of the consideration transferred in the merger related to these warrants totaled $1,625,000. The purchase consideration, together with the fair value of the consideration transferred for outstanding stock awards and warrants totaled $3,048,850,000.
The Company previously held approximately 14.3% of Topgolf's outstanding shares. Immediately following the closing of the merger, the Company's stockholders, as of immediately prior to the merger, owned approximately 51.3% of the outstanding shares of the combined company, and former Topgolf stockholders, other than Callaway, owned approximately 48.7% of the outstanding shares of the combined company.
The Company allocated the purchase price to the net identifiable tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the date of acquisition. Identifiable intangible assets include the Topgolf trade name, developed technology, Topgolf's investment in Swing Suite golf and multi-sport simulator, customer relationships and liquor licenses. The excess of the purchase price over the estimated fair value of the net assets and liabilities was allocated to goodwill. The Company determined the preliminary estimated fair values after review and consideration of relevant information as of the acquisition date, including discounted cash flows, quoted market prices and estimates made by management. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are preliminary based on management's estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The allocation of the purchase price presented below was based on management's preliminary estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including income, cost and market approaches. These valuation techniques incorporate the use of expected future revenues, cash flows and growth rates as well as estimated discount rates. Current and noncurrent assets and liabilities are valued at historical carrying values, which approximates fair value. The trade name was valued under the royalty savings income approach method, which is equal to the present value of the after-tax royalty savings attributable to owning the trade name as opposed to paying a third party for its use. For this valuation the Company used a royalty rate of 2.5%, which is reflective of royalty rates paid in market transactions, and a discount rate of 8.5% on the future cash flows generated by the net after-tax savings. The fair value of the Topgolf hitting bays, Toptracer ball-tracking technology and the WGT digital game was based on a combination of valuation methodologies, including the residual net income approach, royalty savings income approach and the cost approach. Customer relationships and liquor licenses were valued using the replacement cost method. The Company amortizes the fair value of the finite-lived intangibles, which include technology and customer relationships, over a period ranging between one and ten years. Additionally, the Company completed a market analysis of the assumed operating and deemed landlord financed leases to determine if the terms of these leases are favorable or unfavorable relative to market terms. The analysis resulted in a net unfavorable adjustment in the underlying value of the right-of-use asset of each lease. The Company also completed a replacement cost analysis of property, plant and equipment, which resulted in an overall step-up in value. The Company based the estimated fair value of the debt assumed on an a market credit rating, current interest rates and repayment terms, which resulted in an overall decrease in value. As of March 31, 2021, the Company did not complete its assessment of the fair value of the investment in Swing Suite, the right-of-use assets of operating and deemed landlord financed leases, deferred revenue and deferred taxes. Additionally the Company is still in the process of reviewing and evaluating fair value estimates as included herein. Upon the completion of these assessments, the Company will adjust the preliminary purchase price allocation accordingly. After assessing the preliminary fair value of the net assets acquired and liabilities assumed, the Company recorded goodwill of $1,975,581,000, of which the Company attributed $1,412,361,000 to the future revenues and growth potential of the Topgolf business, and $563,220,000 to the synergies the Company anticipates from leveraging the Topgolf business to expand its golf equipment and apparel businesses. For the operating segment allocation of goodwill, see Note 9. As a non-taxable stock acquisition, the Company does not expect the value attributable to the acquired intangibles and goodwill to be tax deductible.
In connection with the merger, during the quarter ended March 31, 2021, the Company recognized transaction costs of approximately $15,755,000, consisting primarily of advisor, legal, valuation and accounting fees. These transaction costs were recorded in selling, general & administrative expenses. There were no transaction costs incurred during the three months ended March 31, 2020.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the preliminary purchase price allocation (in thousands):

At March 8, 2021
Assets Acquired
Cash	$171,294
Accounts receivable	11,277
Inventories	14,661
Other current assets	52,233
Property and equipment	1,018,647
Operating lease right-of-use assets	833,812
Investments	7,673
Other assets	33,664
Intangibles - trade name	994,200
Intangibles - technology & customer relationships	91,928
Goodwill	1,412,361
Total assets acquired	4,641,750
Liabilities Assumed
Accounts Payable and accrued liabilities	89,428
Accrued employee costs	36,992
Construction advances	60,333
Deferred revenue	66,232
Other current liabilities	7,821
Long-term debt	535,096
Deemed landlord financing	179,840
Operating lease liabilities	1,023,338
Other long-term liabilities	23,538
Deferred tax liabilities	133,502
Net assets acquired	$2,485,630
Goodwill allocated to other business units	563,220
Total purchase price and consideration transferred in the merger	$3,048,850

Supplemental Pro-Forma Information (Unaudited)
The following table presents supplemental pro-forma information for the three months ended March 31, 2021 and 2020 as if the merger with Topgolf had occurred on January 1, 2020. These amounts have been calculated after applying the Company's accounting policies and are based upon currently available information. For this analysis, the Company assumed that gains and costs associated with the merger, including a gain of $252,531,000 recognized on the Company's pre-acquisition investment in Topgolf, acquisition costs of $15,755,000 and a valuation allowance of $38,927,000 against certain net operating losses and tax credit carryforwards, in addition to the amortization of estimated intangible assets and other fair value adjustments, as well as the tax effect on those costs, were recognized as of January 1, 2020. Pre-acquisition net sales and net income amounts for Topgolf were derived from the books and records of Topgolf prepared prior to the acquisition and are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the dates noted below.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net revenues	$794,565	$666,134
Net income	$44,216	$165,749

Supplemental Information of Operating Results
For the three months ended March 31, 2021, the Company's consolidated condensed results of operations included net revenues of $92,637,000 and a net loss of $3,057,000 attributable to Topgolf for the period beginning March 8, 2021 (merger date) through April 4, 2021. The Topgolf results of operations include depreciation and amortization of $10,831,000, interest expense of $293,000 related to the accretion of the fair value adjustment on long-term debt, and transition-related costs of $400,000.
Note 7. Financing Arrangements
The Company's long-term debt obligations are summarized as follows (in thousands):

	March 31, 2021			December 31, 2020
	Interest Rate	Unamortized Original Issuance Discount and Debt Issuance Costs	Carrying Value, net	Carrying Value, net
Short-Term Credit Facilities
U.S. Asset-Based Revolving Credit Facility	3.25%	$1,652	$15,279	$22,130
Japan ABL Facility	1.28%	—	—	—

Long-Term Debt and Credit Facility
Japan Term Loan Facility payable through August 2025	0.86%	$—	$16,257	$18,390
Term Loan Facility payable through January 2026	4.61%	18,125	422,275	428,175
Topgolf Term Loan payable through February 2026	7.00%	7,415	335,585	—
Topgolf Revolving Credit Facility	4.25%	7,810	152,190	—
2.75% Convertible Notes due May 2026	2.75%	72,889	185,861	183,126
Equipment Notes payable through March 2027	2.36% - 3.79%	—	29,747	31,822
Mortgage loans payable through July 2036	9.75% - 11.31%	—	46,743	—
Financed Tenant Improvements	8.00%	—	3,764	3,650
		$106,239	$1,192,422	$665,163
Balance Sheet Location
Accrued expenses		$3,816	$17,432	$14,599
Long-term debt		102,423	1,174,990	650,564
		$106,239	$1,192,422	$665,163

Revolving Credit Facilities and Available Liquidity
In addition to cash on hand, as well as cash generated from operations, the Company relies on its U.S. and Japan asset-based revolving credit facilities, as well as on the Topgolf revolving credit facility, to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of March 31, 2021, the Company had 175,279,000 outstanding under these facilities and $397,289,000 in cash and cash equivalents. As of March 31, 2021, the Company's available liquidity, which is comprised of cash on hand, including cash received from the issuance of Convertible Senior Notes in May 2020, and amounts available under the Company's its revolving credit facilities, after letters of credit and outstanding borrowings, was $713,067,000. As of March 31, 2020, the Company had $335,593,000 outstanding under its U.S. and Japan facilities, and $166,635,000 in cash and cash equivalents. As of March 31, 2020, the Company's available liquidity, which is comprised of cash on hand and amounts available under its U.S. and Japan facilities, after letters of credit and outstanding borrowings, was $259,428,000.
U.S. Asset-Based Revolving Credit Facility
In May 2019, the Company entered into a Fourth Amended and Restated Loan and Security Agreement with Bank of America N.A. and other lenders, which provides a senior secured asset-based revolving credit facility of up to $400,000,000 (the "ABL Facility"), comprised of a $260,000,000 U.S. facility, a $70,000,000 German facility, a $25,000,000 Canadian facility and a $45,000,000 United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), certain intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Germany, Canada and the United Kingdom. The real estate and intellectual property components of the borrowing base under the ABL Facility are both amortizing. The amount available for the real estate portion is reduced quarterly over a 15-year period, and the amount available for the intellectual property portion is reduced quarterly over a 3-year period.
Amounts available under the ABL Facility increase and decrease with changes in the Company’s inventory and accounts receivable balances. Average outstanding borrowings during the three months ended March 31, 2021 were $17,090,000, and average amounts available under the ABL Facility during the three months ended March 31, 2021, after outstanding borrowings and letters of credit, was approximately $246,984,000. Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable in May 2024.
In April 2020, the Company amended the ABL Facility to permit a customary capped call transaction (see "Convertible Senior Notes" below) in connection with the issuance of convertible debt securities by the Company and to permit the Company to incur loans or financial assistance of up to $50,000,000 pursuant to governmental programs enacted due to the COVID-19 pandemic. As of March 31, 2021, the Company had not drawn on these funds. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. In addition, in connection with the merger with Topgolf (see Note 6), the Company amended the ABL Facility to, among other things, permit the consummation of the merger, designate Topgolf and its subsidiaries as excluded subsidiaries under the ABL Facility and amend certain covenants and other provisions to allow the Company to make certain investments in, and enter into certain transactions with Topgolf. Fees in connection with this amendment will be combined with existing debt origination and amendment fees and amortized over the remaining term of the ABL Facility.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant of at least 1.0 to 1.0 during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below 10% of the maximum facility amount or $40,000,000. The Company’s borrowing base availability was above $40,000,000 during the three months ended March 31, 2021, and the Company was in compliance with the fixed charge coverage ratio as of March 31, 2021. Had the Company not been in compliance with the fixed charge coverage ratio as of March 31, 2021, the maximum amount of additional indebtedness that could have been outstanding on March 31, 2021 would have been reduced by $40,000,000. As of March 31, 2021, in addition to the fixed charge coverage ratio covenant, the Company was in compliance with all other financial covenants of the ABL Facility.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio," which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the German, the U.K. and the U.S. borrowing bases, as adjusted. At March 31, 2021 the Company’s trailing 12-month average interest rate applicable to its outstanding loans under the ABL Facility was 3.43%. Additionally, the ABL Facility provides for monthly fees of 0.25% of the unused portion of the ABL Facility.
Fees in connection with the origination of the ABL Facility and prior amendments are amortized in interest expense over the term of the facility. Unamortized origination fees at March 31, 2021 and December 31, 2020 were $1,652,000 and $1,891,000, respectively, of which $1,043,000 and $1,031,000, respectively, were included in other current assets and $609,000 and $859,000, respectively, were included in other long-term assets in the accompanying consolidated condensed balance sheets.
Japan ABL Facility
In January 2021, the Company refinanced the asset-based loan agreement between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFJ, Ltd (the "2018 Japan ABL Facility"), which provides a credit facility of up to
4,000,000,000 Yen (or U.S. $36,128,000, using the exchange rate in effect as of March 31, 2021) over a three-year term, subject to borrowing base availability under the 2018 Japan ABL Facility. The amounts outstanding are secured by certain assets, including eligible inventory and eligible accounts receivable. The Company had no borrowings outstanding under the 2018 Japan ABL Facility as of March 31, 2021. The 2018 Japan ABL Facility also includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of March 31, 2021, the Company was in compliance with these covenants.
The 2018 Japan ABL Facility expires in January 2022. The 2018 Japan ABL Facility is subject to an effective interest rate equal to the Tokyo Interbank Offered Rate ("TIBOR") plus 1.20%.
Long-Term Debt
Equipment Notes
Between December 2017 and August 2020, the Company entered into four long-term financing agreements (the "Equipment Notes") with Bank of America N.A. and other lenders to invest in its golf ball manufacturing facility in Chicopee, Massachusetts, its North American Distribution Center in Roanoke, Texas, and in corporate IT equipment. The loans are secured by the underlying equipment at each facility and the IT equipment.
As of March 31, 2021 and December 31, 2020, the Company had a combined $29,747,000 and $31,822,000 outstanding under these Equipment Notes, respectively, of which $8,797,000 and $8,761,000 was included in current liabilities, respectively, and $20,950,000 and $23,061,000 was included in long-term debt, respectively, in the accompanying Consolidated Condensed Balance Sheets. The Equipment Notes accrue interest in the range of 2.36% and 3.79%, and have maturity dates between December 2022 and March 2027. During the three months ended March 31, 2021 and 2020, the Company recognized interest expense of $239,000 and $165,000, respectively, related to these Equipment Notes.
The Equipment Notes are subject to compliance with the financial covenants in the Company's ABL Facility. As of March 31, 2021, the Company was in compliance with these covenants.
Mortgage Loans
In connection with the merger with Topgolf on March 8, 2021, the Company assumed three mortgage loans related to the construction of three venues. The loans bear annual interest rates ranging from 9.75% to 11.31% and require either monthly (i) principal and interest payments or (ii) interest only payments until their maturity dates, which range from July 2033 to July 2036. For loans requiring monthly interest only payments, the entire unpaid principal balance and any unpaid accrued interest is due on the maturity date. The mortgage loans are secured by the assets of each respective venue.
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
As of March 31, 2021 and December 31, 2020, the Company had $440,400,000 and $441,600,000, respectively, outstanding under the Term Loan Facility, of which $4,800,000 is reflected in current liabilities. The amount outstanding as of March 31, 2021 was offset by unamortized debt issuance costs of $18,125,000, of which $3,816,000 was reflected in the short-term portion of the facility, and $14,309,000 was reflected in the long-term portion of the facility in the accompanying consolidated condensed balance sheets. Total interest and amortization expense recognized during the three months ended March 31, 2021 and 2020 was $5,847,000 and $7,413,000, respectively.
Loans under the Term Loan Facility are subject to interest at a rate per annum equal to either, at the Company's option, the LIBOR rate or the base rate, plus 4.50% or 3.50%, respectively. The Company utilizes an interest rate hedge in order to mitigate the risk of interest rate fluctuations on this facility. See Note 16 for further information on this hedging contract. Principal payments of $1,200,000 are due quarterly, however the Company has the option to prepay any outstanding loan balance in whole or in part without premium or penalty. In addition, as of December 31, 2019, the Term Loan Facility requires excess cash flow payments.
Loans outstanding under this facility are guaranteed by the Company's domestic subsidiaries. The loans and guaranties are secured by substantially all the assets of the Company and guarantors.
The Credit Agreement contains a cross-default provision with respect to any indebtedness of the Company as defined in the Credit Agreement, as well as customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Events of default permitting acceleration under the Credit Agreement include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, certain cross defaults or a change of control. As of March 31, 2021, the Company was in compliance with these covenants.
In connection with the merger with Topgolf (see Note 6), the Company amended the Term Loan Facility with Bank of America, N.A. and the Term Lenders to, among other things, permit the consummation of the Merger and certain other transactions contemplated in the Merger Agreement, designate Topgolf and its subsidiaries as unrestricted subsidiaries under the Term Loan Facility, which excludes them from certain requirements, covenants and representations, and amend certain covenants and other provisions to allow the Company to make certain investments in, and enter into certain transactions with Topgolf.
Topgolf Credit Facilities
In connection with the merger with Topgolf on March 8, 2021, the Company assumed a $350,000,000 term loan facility (the “Topgolf Term Loan”), and a $175,000,000 revolving credit facility with JPMorgan Chase Bank, N.A (the “Topgolf Revolving Credit Facility”), with JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, RBC Capital Markets, as Syndication Agent, and the other agents, arrangers and lenders party thereto (together, the "Topgolf Credit Facilities"). At March 31, 2021, the outstanding balances under the Topgolf Term Loan and Topgolf Revolving Credit Facility were $343,000,000 and $160,000,000, respectively.
Borrowings under the Topgolf Term Loan accrue interest at a rate per annum equal to, at the Company's option, either (i) an alternate base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A. (the administrative agent), (b) the federal funds effective rate plus 0.50%, (c) the adjusted one-month LIBOR rate plus 1.00%, and (d) 1.75%, or (ii) an adjusted LIBOR rate (for a period equal to the relevant interest period) (which shall not be less than 0.75%), in each case plus an applicable margin. The applicable margin for loans under the Topgolf Term Loan is 5.25% with respect to alternate base rate borrowings and 6.25% with respect to LIBOR borrowings. As of March 31, 2021, the interest rate on the outstanding borrowings pursuant to the Topgolf Term Loan was 7.00%.
Borrowings under the Topgolf Revolving Credit Facility accrue interest at a rate per annum equal to, at the Company's option, either (i) an alternate base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A. (the administrative agent), (b) the federal funds effective rate plus 0.50%, (c) the adjusted one-month LIBOR rate plus 1.00%, and (d) 1.75%, or (ii) an adjusted LIBOR rate (for a period equal to the relevant interest period) (which shall not be less than 0.75%), in each case plus an applicable margin. The applicable rate for the Topgolf Revolving Credit Facility loans is 3.00% with respect to alternate base rate borrowings and 4.00% with respect to LIBOR borrowings subject to two stepdowns of 0.25% per annum upon achievement of specified first lien leverage ratio levels. As of March 31, 2021 the weighted-average interest rate on the outstanding borrowings pursuant to the Topgolf Revolving Credit Facility was 4.25%. In addition, the Company is required to pay a commitment fee under the Topgolf Revolving Credit Facility based upon the first lien leverage ratio (as defined in the Amended Credit Agreement) at a rate of up to 0.50% per annum, subject to two stepdowns of 0.13% per annum upon achievement of specified first lien leverage ratio levels. The Company must also pay customary letter of credit fees and agency fees.
The Topgolf Term Loan is payable in quarterly installments of 0.25% of the principal amount per quarter. The remaining unpaid balance on the Topgolf Term Loan, together with all accrued and unpaid interest thereon, is due and payable on February 8, 2026. Outstanding borrowings under the Topgolf Revolving Credit Facility do not amortize and are due and payable on February 8, 2024.
The terms of the Topgolf Credit Facilities requires the Company to maintain on a quarterly basis a total leverage ratio (measured on a trailing four-quarter basis) less than or equal to 5.50:1.00. On September 17, 2020, prior to the completion of the merger, Topgolf entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”) to modify the financial covenants and make certain other changes. The Amended Credit Agreement (i) suspends the total leverage ratio financial covenant through and including the fiscal quarter ending on or about March 31, 2022 and (ii) provides for an increased level of 7.75:1.00 for the fiscal quarter ending on or about June 30, 2022, in each case unless the Company elects to restore the 5.50:1.00 total leverage ratio test (and eliminate the restrictions in the Amended Credit Agreement that apply during the period of relief) at an earlier date. Until the Company demonstrates compliance with the 5.50:1.00 total leverage ratio test for the period ending on or about September 30, 2022 (or terminate the period of relief at an earlier date after demonstrating compliance with the 5.50:1.00 total leverage ratio test), the Company is required to maintain unrestricted cash on hand and/or availability under the Topgolf Credit Facilities of not less than $30,000,000.
The Topgolf Credit Facilities also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations. The Topgolf Term Loan also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations.
Japan Term Loan Facility
In August 2020, the Company entered into a new five-year Term Loan facility (the "2020 Japan Term Loan Facility") between its subsidiary in Japan and Sumitomo Mitsui Banking Corporation (“SMBC”) for 2,000,000,000 Yen (or approximately U.S. $18,064,000 using the exchange rate in effect as of March 31, 2021). The 2020 Japan Term Loan Facility is due in August 2025.
As of March 31, 2021, the Company had 1,800,000,000 Yen (or approximately U.S. $16,257,000 using the exchange rate in effect as of March 31, 2021) outstanding, of which 400,000,000 Yen (or approximately U.S. $3,612,800 using the exchange rate in effect as of March 31, 2021) is reflected in current liabilities in the accompanying consolidated condensed balance sheets. Total interest expense recognized during the three months ended March 31, 2021 was 3,891,000 Yen (or approximately U.S. $37,000 using the exchange rate in effect as of March 31, 2021).
Loans under the 2020 Japan Term Loan Facility are subject to a rate per annum of either, at the Company’s option, SMBC TIBOR or TIBOR plus 80 basis points. Principal payments of 100,000,000 Yen (or approximately U.S. $903,000 using the exchange rate in effect as of March 31, 2021) are due quarterly and the facility imposes certain restrictions including covenants to certain financial performance obligations. As of March 31, 2021, the Company was in compliance with these covenants.
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
The Company may settle the Convertible Notes through cash settlement, physical settlement, or combination settlement at its election. Therefore, the Convertible Notes were separated into a liability component and an equity component in a manner that reflects the interest cost of a similar nonconvertible debt instrument. The carrying amount of the liability component totaling $185,861,000, as of March 31, 2021, was determined by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component (the conversion feature) and discount on the Convertible Notes, totaling of $67,584,000, is amortized over the remaining term of approximately 5.1 years. The conversion feature of $76,508,000 was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the Convertible Notes.
The Company incurred $8,527,000 of cost associated with the issuance of the Convertible Notes. These debt issuance costs were allocated between the debt and equity components in proportion to the allocation of the proceeds to those components. As such, $6,005,000 was allocated to the liability component of the Convertible Notes, and $2,522,000 was allocated to the equity conversion feature. Unamortized debt issuance costs at March 31, 2021 and December 31, 2020 were $5,305,000 and $5,504,000, respectively.
The discount on the Convertible Notes as wells as the debt issuance costs allocated to the liability component are amortized over the term of the Convertible Notes using the effective interest rate method.
All or any portion of the Convertible Notes may be converted at the conversion rate and at the holders' option on or after February 1, 2026 until the close of business on the second trading day immediately prior to the maturity date. Additionally, all or any portion of the Convertible Note may be converted at the conversion rate at the holders' option upon the occurrence of certain contingent conversion events, including (i) if the price of the Company’s common stock is more than 130% of the conversion price of the Convertible Notes for any 20 of 30 consecutive trading days ending on the last trading day of the calendar quarter, subsequent to the quarter ending September 30, 2020; (ii) if the trading price of the Convertible Notes, after a consecutive ten trading day period, is less than 98% of the closing price per share of the Company’s common stock multiplied by the conversion rate in effect (iii) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the Indenture; or (iv) if the Company calls the Convertible Notes for redemption.
Upon conversion, the Company has the option to settle the conversion obligation in any combination of cash and shares. The initial conversion rate is 56.7698 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equal to an initial conversion price of $17.62 per share. At March 31, 2021, the price of the Company's common stock was higher than the initial conversion price. Therefore, the if-converted value of the Convertible Notes exceeded the principal amount.
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
The Convertible Notes will have an impact on the Company’s diluted earnings per share when the average market price of its common stock exceeds the conversion price of $17.62 per share, as the Company intends to settle the principal amount of the Convertible Notes in cash upon conversion. As of March 31, 2021, the average market price of the Company's common stock was $27.74, which exceeded the conversion price. As such, the Company used the treasury stock method to compute the dilutive shares of common stock related to the Convertible Notes for periods the Company reported net income. Upon conversion, there will be no economic dilution from the Convertible Notes until the average market price of the Company’s common stock exceeds the cap price of $27.10 per share, as exercise of the Capped Calls offsets any dilution from the Convertible Notes from the conversion price up to the cap price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.
The following table presents the Company's combined aggregate amount of maturities for the Company's long-term debt over the next five years and thereafter as of March 31, 2021. Amounts payable under the Term Loan Facility included below represent the minimum principal repayment obligations. As of March 31, 2021, the Company does not anticipate excess cash flow repayments as defined by the Term Loan Facility.

(in thousands)
Remainder of 2021	$20,657
2022	20,680
2023	18,426
2024	176,702
2025	11,745
Thereafter	1,050,451
$1,298,661

Note 8. Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted earnings per common share takes into account the potential dilution that could occur if outstanding securities were exercised. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method in accordance with ASC Topic 260, “Earnings per Share.” Dilutive securities include outstanding stock options, restricted stock units and performance share units granted to employees and non-employee directors (see Note 15), as well as common shares underlying convertible notes (see Note 7).
Weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic in periods when a net loss is reported or in periods when anti-dilution occurs.
The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Earnings per common share—basic
Net income	$272,461	$28,894
Weighted-average common shares outstanding—basic(1)	117,482	94,309
Basic earnings per common share	$2.32	$0.31
Earnings per common share—diluted
Net income	$272,461	$28,894
Weighted-average common shares outstanding—basic(1)	117,482	94,309
Convertible notes weighted-average shares outstanding	5,361	—
Outstanding options, restricted stock units and performance share units	1,727	1,367
Weighted-average common shares outstanding—diluted	124,570	95,676
Diluted earnings per common share	$2.19	$0.30

(1)In connection with the Topgolf merger, on March 8, 2021, the Company issued 89,776,450 of its common stock to the stockholders of Topgolf, and 187,568 of its common stock for restricted stock awards converted in the merger (see Note 15), of which 22,990,805 weighted average shares were included in the basic and diluted share calculations based on the number of days the shares were outstanding during the three months ended March 31, 2021.
In May 2020, the Company issued $258,750,000 of 2.75% Convertible Notes. The Convertible Notes will have an impact on the Company’s diluted earnings per share when the average market price of its common stock exceeds the conversion price of $17.62 per share, as the Company intends to settle the principal amount of the Convertible Notes in cash upon conversion. The Company is required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Convertible Notes for periods the Company reports net income. As of March 31, 2021, the average market price of its common stock exceeded this conversion price per share and as such, the common shares underlying convertible notes were included in the diluted calculation for the three months ended March 31, 2021 (See Note 7).
For the three months ended March 31, 2021, securities outstanding totaling approximately 480,000 shares, comprised of stock options and restricted stock units were excluded from the calculation of earnings per common share—diluted as they would be anti-dilutive. For the three months ended March 31, 2020, there were no anti-dilutive securities and as such, there were no securities excluded from the calculation of dilutive earnings per common share.

Note 9. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in thousands):

	Golf Equipment	Apparel, Gear and Other	Topgolf	Total
Balance at December 31, 2020	$27,025	$29,633	$—	$56,658
Acquisitions	504,568	58,652	1,412,361	1,975,581
Impairments	—	—	—	—
Foreign currency translation	(182)	—	—	(182)
Balance at March 31, 2021	$531,411	$88,285	$1,412,361	$2,032,057
Goodwill at March 31, 2021 increased to $2,032,057,000 from $56,658,000 at December 31, 2020. This $1,975,399,000 increase was primarily due to the addition of $1,975,581,000 in goodwill in connection with the Topgolf merger in March 2021, of which the Company attributed $1,412,361,000 to the Topgolf business, and $504,568,000 and $58,652,000 to the golf equipment and apparel businesses, respectively (see Note 6). This increase was partially offset by changes in foreign currency rates period over period.
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and non-amortizing intangible assets are subject to an annual impairment test or more frequently when impairment indicators are present. As of March 31, 2021 and December 31, 2020 the Company recognized accumulated impairment losses on goodwill of $148,375,000. There were no impairment losses recognized during the three months ended March 31, 2021 and 2020.
The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	March 31, 2021
		Gross(1)	Accumulated Amortization	Translation Adjustment	Net Book Value
Indefinite-lived:
Trade name, trademark, trade dress and other	NA	$1,441,003	$—	$9,088	$1,431,915
Liquor licenses	NA	7,400	—	—	7,400
Amortizing:
Patents	2-16	32,041	31,590	—	451
Customer and distributor relationships and other	1-10	61,377	21,233	1,345	38,799
Developed technology	1-10	80,000	832	(142)	79,310
Total intangible assets		$1,621,821	$53,655	$10,291	$1,557,875

	Useful Life (Years)	December 31, 2020
		Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
Trade name, trademark, trade dress and other	NA	$446,803	$—	$446,803
Amortizing:
Patents	2-16	31,581	31,581	—
Customer and distributor relationships and other	1-10	57,309	19,773	37,536
Total intangible assets		$535,693	$51,354	$484,339

(1) The gross balance of intangible assets as of March 31, 2021 includes additions of $1,001,600,000 and $84,528,000 in indefinite-lived and amortizing intangible assets, respectively, related to the Topgolf merger in March 2021.
The Company recognized amortization expense related to intangible assets of $2,301,000 and $1,180,000 for the three months ended March 31, 2021 and 2020, respectively, in selling, general and administrative expenses in the accompanying consolidated condensed statements of operations.

Amortization expense related to intangible assets at March 31, 2021 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2021	$13,704
2022	14,332
2023	12,517
2024	12,517
2025	12,427
Thereafter	53,063
$118,560
Note 10. Investments
Investment in Topgolf International, Inc.
Prior to the completion of the merger with Topgolf, the Company owned a minority interest of approximately 14.3% in Topgolf, the owner and operator of Topgolf entertainment centers. On March 8, 2021, the Company completed its previously announced merger with Topgolf, in which the Company issued shares of its common stock in exchange for 100% of the outstanding equity of Topgolf (see Note 6). As a result of the merger, the Company's shares of Topgolf comprised of common stock and various classes of preferred stock were stepped up to their fair value and applied toward the total purchase consideration in the merger. The fair value adjustment resulted in a gain of $252,531,000, which the Company recognized in other income in the first quarter of 2021.
Immediately prior to the merger and at December 31, 2020, the Company's total investment in Topgolf was $111,442,000. The Company accounted for this investment at cost less impairments in accordance with ASC 2016-01. Prior to the merger, the Company did not record any impairments with respect to this investment.
Investment in Full Swing Golf Holdings, Inc.
In connection with the merger with Topgolf, the Company acquired a strategic investment in Full Swing Golf Holdings, Inc. (“Full Swing”), which own indoor golf simulation technology, with patented dual-tracking technology, which delivers golf ball tracking data and measures ball flight indoors. The Company accounts for this investment at cost less impairments in accordance with ASC 2016-01. As of March 31, 2021, Topgolf held a 17.7% interest in Full Swing and the investment had a preliminary fair value of $7,250,000. The Company is the processes of assessing the fair value of this investment in connection with the merger with Topgolf.
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

The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense. The warranty reserve is included in other current liabilities in the accompanying consolidated condensed balance sheets as of March 31, 2021 and December 31, 2021. Amount in the table below are in thousands.

	Three Months Ended March 31,
	2021	2020
Beginning balance	$9,364	$9,636
Provision	2,456	1,808
Claims paid/costs incurred	(1,120)	(1,653)
Ending balance	$10,700	$9,791
Note 12. Selected Financial Statement Information

	March 31, 2021	December 31, 2020
	(In thousands)
Inventories:
Raw materials	$72,330	$69,932
Work-in-process	1,439	1,010
Finished goods	258,806	281,602
Food and beverage	3,739	—
	$336,314	$352,544
Property, plant and equipment, net:
Land	$52,151	$7,308
Buildings and leasehold improvements	703,058	100,653
Machinery and equipment	196,330	137,026
Furniture, computer hardware and equipment	157,113	100,558
Internal-use software	70,510	42,082
Production molds	6,809	6,809
Construction-in-process	236,897	13,299
	1,422,868	407,735
Accumulated depreciation	(230,590)	(261,240)
	$1,192,278	$146,495
Accrued AP and expenses:
Accrued expenses	$201,538	$136,277
Accrued goods in-transit	39,513	47,140
	$241,051	$183,417
Accrued employee compensation and benefits:
Accrued payroll and taxes	$62,488	$17,009
Accrued vacation and sick pay	20,517	12,887
Accrued commissions	4,653	1,041
	$87,658	$30,937
During the three months ended March 31, 2021 and 2020, the Company recorded depreciation expense of $17,971,000 and $7,817,000, respectively, on the accompanying consolidated condensed statements of operations.
Note 13. Income Taxes
The Company calculates its interim income tax provision in accordance with ASC Topic 270, “Interim Reporting,” and ASC Topic 740, “Accounting for Income Taxes.” At the end of each interim period, the Company estimates its annual effective tax rate for other items that are excluded from ordinary income are discretely calculated and recognized in the period which they occur.

In March 2021, the Company acquired Topgolf through a non-taxable stock acquisition in a share exchange. The fair market value of Topgolf at acquisition was approximately $3,014,174,000. The Company recorded a deferred tax liability of approximately $288,000,000 related to the acquired intangibles, offset by approximately $154,000,000 of other acquired deferred tax assets, after consideration of acquired valuation allowances. See Note 6 for further details.
The realization of deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. As a result of the Topgolf merger and the fact that Topgolf’s losses exceed Callaway’s income in recent years, the Company recorded a valuation allowance in its income tax provision of approximately $38,927,000 against certain of its net operating losses and tax credit carryforwards during the quarter. In connection with the purchase accounting related to the merger with Topgolf, the Company also recorded a valuation allowance in goodwill of approximately $80,566,000 against certain Topgolf deferred tax assets acquired in the merger. The Company will continue to assess this amount through the measurement period. With respect to Jack Wolfskin and previously existing non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established.
For the quarter ended March 31, 2021, the Company recorded an income tax provision of $47,743,000 with an effective rate of 14.9%. The primary difference between the statutory rate and the effective rate relates to excluding the book gain on pre-merger Topgolf shares for tax purposes, offset by the valuation allowances on the Company's deferred tax assets discussed above. For the quarter ended March 31, 2020, the Company recorded an income tax provision of $9,151,000 with an effective rate of 24.1%. The primary difference between the statutory rate and the effective rate relates to the effect of the mix of foreign and U.S. earnings.
At March 31, 2021, the gross liability for income taxes associated with uncertain tax positions was $28,420,000. Of this amount, $6,752,000 would benefit the Company’s consolidated condensed financial statements and effective income tax rate if favorably settled. The unrecognized tax liabilities are expected to decrease by approximately $452,000 during the next 12 months. The gross liability for uncertain tax positions increased by $118,000 for the three months ended March 31, 2021, primarily due to increases in tax positions taken during the current quarter, as well as currency translation adjustments.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended March 31, 2021 and 2020, the Company's provision for income taxes includes a benefit of $331,000 and an expense of $29,000, respectively, related to the recognition of interest and/or penalties. As of March 31, 2021 and December 31, 2020, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $901,000 and $1,232,000, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2010 and prior
California (U.S.)	2008 and prior
Germany	2013 and prior
Japan	2014 and prior
South Korea	2015 and prior
United Kingdom	2016 and prior
Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating losses and credit carry-forwards may be limited significantly if the Company were to experience a cumulative change in ownership of the Company's stock by “5-percent shareholders” that exceeds 50% over a rolling three-year period. The Company believes a cumulative change in ownership occurred as a result of the merger with Topgolf, for the Company and Topgolf. The resulting limitations are not expected to have an adverse impact on future combined earnings of the Company. The limitation on losses and credits could impact future cash flows but those impacts are not expected to be significant.

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
The minimum obligation that the Company is required to pay as of March 31, 2021 under these agreements is $109,882,000 over the next four years as follows (in thousands):

Remainder of 2021	$44,503
2022	40,230
2023	24,899
2024	250
$109,882
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
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s consolidated financial statements. The fair value of indemnities, commitments and guarantees that the Company issued during and as of March 31, 2021 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 15. Share-Based Employee Compensation
As of March 31, 2021, the Company had three shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan, the 2013 Non-Employee Directors Stock Incentive Plan and the 2021 Employment Inducement Plan. The Company grants stock options, restricted stock units, performance share units, phantom stock units, stock appreciation rights and other awards under these plans.
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
In connection with the merger with Topgolf, on March 8, 2021, the Company granted restricted stock units and performance share units to certain employees of the Company and Topgolf under the 2021 Employment Inducement Plan that was adopted by the Company as of the merger date. This inducement plan has substantially the same terms as the Company’s other stock plans.
Replacement Awards
In connection with the merger with Topgolf, the Company converted certain stock options previously held by former equity holders of Topgolf into options to purchase a number of shares of Callaway common stock, and certain outstanding restricted stock awards of Topgolf, to the extent unvested, into shares of Callaway common stock (together, the "replacement awards"). On March 8, 2021, the Company converted approximately 3,168,000 shares underlying stock options with a fair value of $5,343,000, and approximately 188,000 restricted stock awards with a fair value of $4,794,000. The Company's stock price on the conversion date was $29.52. The Company used the Black-Scholes option-pricing model to determine the fair value of the stock options. The average fair value assumptions used in the Black-Scholes model on March 8, 2021 were a risk-free interest rate of 0.6%, an expected term of 3.7 years and an expected stock price volatility of 55.1%.
Compensation expense will be recognized over the remaining vesting terms of each award ranging between 1 to 3 years. During the three months ended March 31, 2021, the Company recognized $406,000 in compensation expense related to these awards, net of estimated forfeitures. At March 31, 2021, unamortized compensation expense related to stock options and restricted stock awards was $5,122,000 and $4,608,000, respectively, each of which will recognized over a weighted average period of 1.9 years.
Restricted Stock Units
Restricted stock units are valued at the Company’s closing stock price on the date of grant, and generally vest over a one- to five-year period. Compensation expense for restricted stock units is recognized on a straight-line basis over the vesting period and is reduced by an estimate for forfeitures.
During the three months ended March 31, 2021 and 2020, the Company granted 987,000 shares underlying restricted stock units, including inducement awards of 774,000, and 268,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $29.61 and $19.67 per share, respectively.
The Company recognized $2,175,000 and $1,615,000, in compensation expense, net of estimated forfeitures, related to restricted stock units for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, the Company had $46,360,000 of total unamortized compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.4 years.
Performance Based Awards
Performance based awards are stock-based awards in which the number of shares ultimately received depends on the Company's performance against specified metrics, including earnings before interest, taxes, depreciation, amortization and stock compensation, earnings per share, adjusted pre-tax income and total shareholder return. The performance period ranges over one- to five years from the date of grant. Performance share units are initially valued at the Company's closing stock price on the date of grant. Stock compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period. The expense recognized over the vesting period is adjusted up or down based on the anticipated performance level during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the threshold performance metrics are not achieved as of the end of the performance period. The performance share units cliff-vest in full over a period of three to five years from the date of grant.
During the three months ended March 31, 2021, the Company granted 1,346,000 shares underlying performance share units, including inducement awards of 1,149,000, at a weighted average grant-date fair value of $29.58. During the three months ended March 31, 2020, the Company granted 125,000 shares underlying performance share units at a weighted average grant-date fair value of $19.66.
During the three months ended March 31, 2021 and 2020, the Company recognized total compensation expense, for performance-based awards of $2,028,000 and $245,000, respectively, net of estimated forfeitures. At March 31, 2021, unamortized compensation expense related to these awards was $65,237,000, which is expected to be recognized over a weighted-average period of 2.7 years.

Share-Based Compensation Expense
The table below summarizes the amounts recognized in the financial statements for the three months ended March 31, 2021 and 2020 for share-based compensation, including expense for restricted stock units, performance share units, restricted stock awards and stock options (in thousands).

	Three Months Ended March 31,
	2021	2020

Cost of products	$226	$156
Selling, general and administrative expenses	4,210	1,587
Research and development expenses	176	118
Total cost of share-based compensation included in income, before income tax	4,612	1,861
Income tax benefit	1,106	428
Total cost of employee share-based compensation, after tax	$3,506	$1,433
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
The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 17) that are measured at fair value on a recurring basis by the above pricing levels at March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Foreign currency forward contracts—asset position(1)	$10,389	$—	$10,389	$—
Foreign currency forward contracts—liability position(1)	(719)	—	(719)	—

Interest rate hedge agreements—liability position(2)	(14,047)	—	(14,047)	—
	$(4,377)	$—	$(4,377)	$—
December 31, 2020
Foreign currency forward contracts—asset position(1)	$90	$—	$90	$—
Foreign currency forward contracts—liability position(1)	(1,553)	—	(1,553)	—

Interest rate hedge agreements—liability position(2)	(17,922)	—	(17,922)	—
	$(19,385)	$—	$(19,385)	$—

(1)The fair value of the Company’s foreign currency forward contracts are based on observable inputs that are corroborated by market data. Observable inputs include broker quotes, daily market foreign currency rates and forward pricing curves. Remeasurement gains and losses on foreign currency forward contracts designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) until recognized in earnings during the period that the hedged transactions take place (see Note 17).
(2)The fair value of interest rate hedge contracts are based on observable inputs that are corroborated by market data.

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
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at March 31, 2021 and December 31, 2020 are categorized within Level 1 of the fair value hierarchy. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated condensed balance sheets as of March 31, 2021 and December 31, 2020 (in thousands).

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility(1)	$440,400	$442,140	$441,600	$443,243
2020 Japan Term Loan Facility(2)	$16,258	$14,675	$18,390	$16,083
Convertible Notes(3)	$258,750	$439,254	$258,750	$414,191
U.S. Asset-Based Revolving Credit Facility(4)	$16,931	$16,931	$22,130	$22,130
Equipment Notes(5)	$29,747	$28,229	$31,822	$29,385
Topgolf Revolving Credit Facility(6)	$152,190	$152,190	$—	$—
Mortgage Loans(6)	$46,743	$46,743	$—	$—
Topgolf Term Loan(6)	$335,585	$335,585	$—	$—

(1)In January 2019, the Company entered into a Term Loan Facility. The fair value of this debt is based on quoted prices for similar instruments in active markets combined with quantitative pricing models, and is therefore categorized within Level 2 of the fair value hierarchy. See Note 7 for further information.
(2)In August 2020, the Company entered into the 2020 Japan Term Loan Facility. The fair value is categorized within Level 2 of the fair value hierarchy. The Company used discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt to derive the fair value. See Note 7 for further information.
(3)In May 2020, the Company issued $258,750,000 of 2.75% Convertible Notes due in 2026. The fair value of this debt is based on quoted prices in secondary markets combined with quantitative pricing models, and is therefore categorized within Level 2 of the fair value hierarchy. For further discussion, see Note 7.
(4)The carrying value of the amounts outstanding under the Company's ABL Facility approximates the fair value due to the short-term nature of these obligations. The fair value of this debt is categorized within Level 2 of the fair value hierarchy based on the observable market borrowing rates. See Note 7 for information on the Company's credit facilities, including certain risks and uncertainties related thereto.
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
(6)The fair value of the Company's Topgolf Revolving Credit Facility, Topgolf Term Loan and mortgage loans were assessed in connection with the purchase accounting related to the merger with Topgolf on March 8, 2021. There were no significant changes to the fair values of these obligations from the merger date through March 31, 2021. As such, fair value approximates the carrying value. See Note 7 for further information.
Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or more frequently if certain indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments that are written down to fair value when they are held for sale or determined to be impaired. During the second quarter of 2020, the Company considered the macroeconomic conditions related to the COVID-19 pandemic and its potential impact to sales and operating income for the remainder of fiscal 2020, and determined that there were indicators of impairment and proceeded with a quantitative assessment of goodwill for all reporting units. As a result of the second quarter assessment, the Company determined that the fair value of one of its reporting units was less than its carrying value, and therefore recognized a goodwill impairment loss of $148,375,000 in the second quarter of 2020. In addition, the Company recognized an impairment loss of $25,894,000 on one of its trade names (see Note 9). There were no impairment losses recorded during the three months ended March 31, 2021 or March 31, 2020.
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
The Company accounts for its foreign currency forward contracts, cross-currency debt swap contracts and interest rate hedge contracts in accordance with ASC Topic 815. ASC Topic 815 requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as a designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Gains and losses from the remeasurement of qualifying cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) and released into earnings as a component of cost of products or net revenue, other income (expense) and interest expense during the period in which the hedged transaction takes place. Remeasurement gains or losses of derivatives that are not elected for hedge accounting treatment are recorded in earnings immediately as a component of other income (expense).
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
The following table summarizes the fair value of the Company's derivative instruments as well as the location of the asset and/or liability on the consolidated condensed balance sheets at March 31, 2021 and December 31, 2020 (in thousands):

	Balance Sheet Location	Fair Value of Asset Derivatives
		March 31, 2021	December 31, 2020
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$2,376	$37
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	8,013	53
Total asset position		$10,389	$90

	Balance Sheet Location	Fair Value of Liability Derivatives
		March 31, 2021	December 31, 2020
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accrued AP and expenses	$186	$38
Interest rate hedge contracts	Accrued AP and expenses	4,743	4,780
Interest rate hedge contracts	Other long-term liabilities	9,304	13,142
		14,233	17,960
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued AP and expenses	533	1,515
Total liability position		$14,766	$19,475
The Company's derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated condensed balance sheets at March 31, 2021 and December 31, 2020.
Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 to 15 months from their inception. At March 31, 2021 and December 31, 2020, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $53,386,000, and $756,000, respectively.
    As of March 31, 2021, the Company recorded a net gain of $2,191,000 in accumulated other comprehensive loss related to foreign currency forward contracts. Of this amount, net losses of $270,000 for the three months ended March 31, 2021 were removed from accumulated other comprehensive loss and recognized in cost of products for the underlying intercompany sales that were recognized, and net gains of $22,000 for the three months ended March 31, 2021 were removed from accumulated other comprehensive loss related to the amortization of forward points. There were no ineffective hedge gains or losses recognized during the three months ended March 31, 2021. Based on the current valuation, the Company expects to reclassify net gains of $2,170,000 from accumulated other comprehensive loss into net earnings during the next 12 months.
     The Company recognized a net loss of $1,000 in cost of products in the three months ended March 31, 2020.
Cross-Currency Debt Swap and Interest Rate Hedge Contract
In order to mitigate the risk of changes in interest rates associated with the Company's variable-rate Term Loan Facility and EUR denominated intercompany loan, the Company used a cross-currency debt swap and interest rate hedge, both designated as cash flow hedges (see Note 7) by converting a portion of the USD denominated Term Loan Facility, which has a higher variable interest rate, to a EUR denominated synthetic note at a lower fixed rate. During the first quarter of 2020, the Company unwound the cross currency swap, and as of June 30, 2020 the Company determined that the forecasted transaction in connection with the underlying EUR denominated intercompany loan was no longer probable of occurring. As such, the Company discontinued the hedge and released net gains of $11,046,000 from accumulated other comprehensive income to other income during the second quarter of 2020. The Company maintained the interest rate hedge related to the USD denominated Term Loan Facility in order to continue mitigating the risk of changes in interest rates. Over the life of the facility, the Company will receive variable interest payments from the counterparty lenders in exchange for the Company making fixed rate payments, without exchange of the underlying notional amount. The notional amount outstanding under the interest rate hedge contract was $195,849,000 and $196,350,000 as of March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021, the Company recorded net gains of $2,690,000 related to the remeasurement of the interest rate hedge contract in accumulated other comprehensive loss. Of these amounts, net losses of $1,185,000 were relieved from accumulated other comprehensive loss and recognized in interest expense during the three months ended March 31, 2021. Based on the current valuation, the Company expects to reclassify a net loss of $4,747,000 related to the interest rate hedge contract from accumulated other comprehensive loss into earnings during the next 12 months. The Company recognized net losses of $434,000 in interest expense during the three months ended March 31, 2020.
In connection with the cross-currency swap contract, during the three months ended March 31, 2020, the Company recorded a remeasurement net gain of $15,081,000 in accumulated other comprehensive loss. There were no remeasurement gains or losses recorded during the three months ended March 31, 2021. During the three months ended March 31, 2020, net gains of $7,048,000 were relieved from accumulated other comprehensive loss. The recognition of these net gains into earnings is summarized as follows:
•Net gains related to foreign currency of $5,735,000 were recognized in other income (expense) in the three months ended March 31, 2020. There were no net foreign currency gains or losses recognized in the three months ended March 31, 2021.
•Net gains of $1,313,000 were recognized in interest expense during the three months ended March 31, 2020, respectively. There were no net gains or losses recognized in interest income during the three months ended March 31, 2021.
    The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the three months ended March 31, 2021 and 2020 (in thousands):

	Gain/(Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2021	2020
Foreign currency forward contracts	$2,191	$2,410
Cross-currency debt swap agreements	—	15,081
Interest rate hedge agreements	2,690	(11,233)
	$4,881	$6,258

	Gain/(Loss) Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2021	2020
Foreign currency forward contracts	$(248)	$233
Cross-currency debt swap agreements	—	7,048
Interest rate hedge agreements	(1,185)	(434)
	$(1,433)	$6,847

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At March 31, 2021 and December 31, 2020, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $248,253,000 and $81,627,000, respectively. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the consolidated condensed statements of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 16).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three months ended March 31, 2021 and 2020, respectively, in addition to the derivative contract type (in thousands):

	Location of Net Gain Recognized in Income on Derivative Instruments	Amount of Net Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended March 31,
		2021	2020
Foreign currency forward contracts	Other expense, net	$10,628	$5,856
In addition, for the three months ended March 31, 2021 and 2020, the Company recognized net foreign currency transaction losses of $1,463,000 and $5,147,000, respectively, related to transactions with its foreign subsidiaries.
Note 18. Accumulated Other Comprehensive Loss
The following table details the amounts reclassified from accumulated other comprehensive loss to cost of products, as well as changes in foreign currency translation for the three months ended March 31, 2021. Amounts are in thousands.

	Derivative Instruments	Foreign Currency Translation	Total

Accumulated other comprehensive loss, December 31, 2020, after tax	$(14,017)	$7,471	$(6,546)
Change in derivative instruments	4,881	—	4,881
Net gains reclassified to cost of products	248	—	248
Net gains reclassified to interest expense	1,185	—	1,185
Income tax provision on derivative instruments	(971)	—	(971)
Foreign currency translation adjustments	—	(16,243)	(16,243)
Accumulated other comprehensive loss, March 31, 2021, after tax	$(8,674)	$(8,772)	$(17,446)
Note 19. Segment Information
On March 8, 2021 the Company completed its merger with Topgolf. Topgolf is primarily a services-based business that provides hospitality offerings and golf entertainment experiences, which is uniquely different compared to the Company's Golf Equipment and Apparel, Gear and Other businesses, which produce, distribute and sell goods through various sales channels. Accordingly, based on the Company's re-assessment of its operating segments, the Company added a third operating segment for its Topgolf business. Therefore, as of March 31, 2021, the Company had three reportable operating segments: Golf Equipment, Apparel, Gear and Other and Topgolf.
The Golf Equipment operating segment is comprised of product revenues and expenses that encompass golf club and golf ball products, including Callaway Golf-branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata branded golf balls and sales of pre-owned golf clubs.
The Apparel, Gear and Other operating segment is comprised of product revenues and expenses for the Jack Wolfskin outdoor apparel, gear and accessories business, the TravisMathew golf and lifestyle apparel and accessories business, the Callaway soft goods business and the OGIO business, which consists of golf apparel and accessories (including golf bags and gloves), storage gear for sport and personal use. This segment also includes royalties from licensing of the Company’s trademarks and service marks for various soft goods products.
The Topgolf operating segment is primarily comprised of service revenues and expenses for its Company-operated Topgolf venues equipped with technology-enabled hitting bays, multiple bars, dining areas and event spaces, as well as Toptracer ball-flight tracking technology used by independent driving ranges and broadcast television, and the Company's WGT digital golf game.

There are no significant intersegment transactions during the three months ended March 31, 2021 or 2020.
The tables below contains information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended March 31,
	2021	2020
Net revenues:
Golf Equipment	$376,882	$291,661
Apparel, Gear and Other	182,102	150,615
Topgolf(1)	92,637	—
Total net revenues	$651,621	$442,276

Income before income taxes:
Golf Equipment	$84,921	$58,620
Apparel, Gear and Other	20,490	(3,799)
Topgolf	3,954	—
Total segment operating income	109,365	54,821
Reconciling items(2)	210,839	(16,776)
Total income before income taxes	$320,204	$38,045

Additions to long-lived assets:(3)
Golf Equipment	$6,425	$16,962
Apparel, Gear and Other	5,066	10,124
Topgolf	26,118	—
Total additions to long-lived assets	$37,609	$27,086

(1)Revenue attributable to the Topgolf operating segment is for the period beginning March 8, 2021 (merger date) through April 4, 2021.
(2)Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. Reconciling items for the three months ended March 31, 2021 also include transaction costs of $15,755,000 and $2,248,000 for non-cash amortization expense for intangible assets acquired in connection with the merger with Topgolf (See Note 6), in addition to a gain of $252,531,000 related to the fair value step-up on the Company's investment in Topgolf (see Note 10). Reconciling items for the three months ended March 31, 2020 included expenses related to the Company's transition to the new North America Distribution Center, in addition to other integration costs associated with Jack Wolfskin.
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
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with the accounting principles generally accepted in the United States ("GAAP"), the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. This non-GAAP information includes certain of the Company’s financial results on a constant currency basis. This constant currency information estimates what the Company’s financial results would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency results and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. In addition, this non-GAAP information includes certain of the Company's financial results without certain non-cash charges recognized in the three months ended March 31, 2021, including a gain to step-up the Company's former investment in Topgolf to its fair value, amortization expense of intangible assets associated with the Jack Wolfskin, OGIO, TravisMathew acquisitions and more recently the merger with Topgolf, the discount amortization of the Convertible Notes issued in May 2020, a valuation allowance on certain deferred tax assets, in addition to other non-recurring expenses. For the three months ended March 31, 2020, non-GAAP financial results exclude certain non-cash charges, including amortization expense of intangible assets associated with the Jack Wolfskin, OGIO and TravisMathew acquisitions, in addition to non-recurring costs associated with the Company's transition to the new North America Distribution Center, in addition to other integration costs associated with Jack Wolfskin.
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
On March 8, 2021, the Company completed its previously announced merger with Topgolf. Topgolf is a leading tech-enabled golf entertainment business, with an innovative platform that comprises its state-of-the-art open-air golf and entertainment venues, revolutionary Toptracer ball-tracking technology and innovative media platform. The combined company will benefit from a compelling family of brands with reach across multiple channels including retail, venues, e-commerce and digital communities. The Company's results of operations below therefore present the consolidated results of the Company and Topgolf for the quarter ended March 31, 2021.
The Company’s Topgolf subsidiary operates on a 52- or 53-week fiscal year ending on the Sunday closest to December 31. As such, the Topgolf financial information included in the Company’s consolidated condensed financial statements for the quarter ended March 31, 2021, is for the period beginning March 8, 2021 (merger date) through April 4, 2021. Additionally, based on the Company's assessment of the combined business, the Company modified the presentation of its consolidated condensed statement of operations for the three months ended March 31, 2021 and 2020. For further information about the merger with Topgolf see Note 6 "Business Combinations" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
The Company’s Topgolf operating segment is comprised of Topgolf venues, Toptracer and media that leverage its brand, proprietary technology, and hospitality offerings to create entertainment experiences for its guests.
The Venues business consists of Company-operated venues within the United States and company-operated and franchised venues outside the United States. Topgolf’s venues offer state-of-the-art entertainment facilities with multiple forms of entertainment and are equipped with technology-enabled hitting bays, multiple bars, dining areas and exclusive event spaces. Revenue from company-operated venues is primarily derived from food and beverage, gameplay, and events. Topgolf receives a royalty from its franchised locations. As of March 31, 2021, Topgolf had 60 venues operating in the United States with an additional seven venues under construction, three Company-operated venues in the United Kingdom and three franchised venues (Australia, Mexico and United Arab Emirates), in addition to one Company-operated venue under construction in the United Kingdom and one franchised venue under construction in Germany.
Topgolf has other lines of business, including the Toptracer ball-flight tracking technology, which is licensed to independent driving ranges and used in golf broadcasts, the World Golf Tour digital golf game, digital content creation and sponsorship operations. As of March 31, 2021, Topgolf had 10,173 Toptracer bays installed.
Operating and Reportable Segments
The Company has three operating and reportable segments, namely Golf Equipment, Apparel, Gear and Other and Topgolf.
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
The Topgolf operating segment includes Company-operated Topgolf venues equipped with technology-enabled hitting bays, multiple bars, dining areas and event spaces, franchised venues outside of the United States, Toptracer ball-flight tracking technology used by independent driving ranges and broadcast television and the Company's WGT digital golf game.
For further information about the Company's segments, see Note 19 “Segment Information” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Cost of Products and Services
The Company’s cost of products is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. Historically, over 85% of the Company's manufacturing costs, primarily material and component costs, are variable in nature and fluctuate with sales volumes. With respect to the Company's Golf Equipment operating segment, variable costs as a percentage of cost of sales range between 85% to 95% for golf club products and 70% to 80% for golf ball products. Variable costs for soft goods in the Apparel, Gear and Other operating segment are generally greater than 85% as fewer fixed costs are used in the manufacturing of soft goods products. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period. In addition, cost of products include hardware costs with respect to Topgolf's Toptracer license agreements classified as sales-type leases, and retail merchandise costs for products sold in retail shops within Topgolf venue facilities.
The Company’s cost of services primarily consists of food and beverage costs and transaction fees with respect to in-app purchases within the Company’s WGT digital golf game. Food and beverage costs are variable by nature, change with sales volume, and are impacted by product mix and commodity pricing.
Other Venue Expenses
Other venue expenses consist of salaries and wages, bonuses, commissions, payroll taxes, and other employee costs that directly support venue operations, rent and occupancy costs, property taxes, depreciation associated with venues, supplies, credit card fees and marketing expenses. The Company anticipates that expenses associated with labor and benefits will increase in the foreseeable future as the Topgolf business continues to expand its operations. Other venue expenses include both fixed and variable components and are therefore not directly correlated with revenue.
Venue Pre-Opening Costs
Venue pre-opening costs primarily include costs associated with activities prior to the opening of a new company-operated venue, as well as other costs that are not considered in the evaluation of ongoing performance. The Company expects to continue incurring pre-opening costs as it executes its growth trajectory of adding new company-operated venues. Pre-opening costs are expected to fluctuate based on the timing, size and location of new company-operated venues.
For a further discussion of revenue and costs on the Company's segments, see "Operating Segment Results for the Three Months Ended March 31, 2021 and 2020—Segment Profitability."
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
Topgolf
Operating results fluctuate from quarter to quarter due to seasonal factors. Historically, venues experience nominally higher second and third quarter revenues associated with the spring and summer. Topgolf’s first and fourth quarters have historically had lower revenues at its venues as compared to the other quarters due to cooler temperatures. Seasonality is expected to be a factor in Topgolf's results of operations. As a result, factors affecting peak seasons at venues, such as adverse weather, could have a disproportionate effect on its operating results.

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
Executive Summary
Management is pleased with the overall state and trends of the Company’s business and performance for the first quarter of 2021. The Company completed its merger with Topgolf on March 8, 2021, which has started strongly, contributing an incremental $92.6 million in revenues for the first quarter of 2021, which represented four weeks of Topgolf revenue. Additionally, the Company’s Golf Equipment business is continuing to experience unprecedented demand resulting in an increase in revenues of $85.2 million or 29.2% and the Company’s Apparel, Gear and Other business is recovering from the pandemic faster than anticipated resulting in a $31.5 million increase or 20.9% in revenue for the quarter compared to the first quarter of 2020. As a result, the Company’s net revenues for the first quarter of 2021 increased 47.3% to $651.6 million compared to the first quarter of 2020, a new first quarter record for the Company.
Operating income increased 87.1% to $76.1 million in the first quarter of 2021 compared to the first quarter of 2020. This improvement was driven by the increase in net revenues across all business segments combined with operating expense leverage and favorable foreign currency exchange rates. This improvement was partially offset by an increase in freight costs, lower in-store retail revenue primarily in the soft goods segment driven by further government mandated shutdowns in central Europe, and an increase in non-recurring charges, primarily due to acquisition costs in connection with the merger with Topgolf.
Interest expense increased $8.3 million to $17.5 million in the first quarter of 2021 compared to $9.2 million in the first quarter of 2020, which was largely the result of interest on the Company’s convertible note offering completed in May 2020 as well as incremental Topgolf interest related to the debt and deemed landlord financed lease obligations assumed in the merger with Topgolf.
In connection with the merger with Topgolf, the Company wrote up its pre-merger investment in Topgolf to its fair value, and recognized a gain of $252.5 million in the first quarter of 2021.
In connection with the merger with Topgolf, the Company acquired cash of $171.3 million and assumed long-term debt of $535.1 million. Due to the Topgolf cash, the convertible note offering, the Company’s efforts to maximize cash and liquidity following the COVID-19 pandemic, combined with the current state of its business, the Company’s liquidity significantly improved and is at an all-time high. At March 31, 2021, the Company’s cash and available liquidity under its credit facilities increased to $713.1 million compared to $263.4 million at March 31, 2020.
Looking forward, although the COVID-19 pandemic continues to have some negative impact on the Company’s business, especially in the international markets, the Company is pleased that all of its business segments, including Topgolf, support an active outdoor lifestyle that is compatible with a world of social distancing, and it anticipates that its continued brand momentum, increased demand for golf equipment and better than anticipated recovery in its soft goods business and Topgolf business will continue in 2021.
Three-Month Period Ended March 31, 2021 and 2020
Net Revenues
Net revenues for the three months ended March 31, 2021 increased $209.3 million (47.3%) to $651.6 million compared to $442.3 million for the three months ended March 31, 2020. This increase was led by the strength of the Company's legacy Golf Equipment and Apparel, Gear and Other businesses, which increased $116.7 million or 26.4%

compared to the first quarter of 2020, in addition to incremental revenues of $92.6 million due to the merger with Topgolf, which was completed on March 8, 2021. Net revenues in the Company's legacy businesses increased in all major product categories and in most major geographic regions, resulting from the success of the Company's current year product lines and overall brand momentum, and the continued popularity of the game of golf as a safe outdoor activity compatible with the norms of social distancing. Additionally, net revenues in the first quarter of 2020 were negatively impacted by the temporary closure of many of the Company's facilities in response to the COVID-19 pandemic. Fluctuations in foreign currencies had a favorable impact on net revenues of $16.6 million in the first three months of 2021.
The Company’s net revenues by operating segment are presented below (dollars in millions):

	Three Months Ended March 31,		Growth
	2021	2020	Dollars	Percent
Net revenues:
Golf Equipment	$376.9	$291.7	$85.2	29.2%
Apparel, Gear and Other	182.1	150.6	31.5	20.9%
Topgolf	92.6	—	92.6	100.0%
	$651.6	$442.3	$209.3	47.3%

For further discussion of each operating segment’s results, see below “Operating Segment Results for the Three Months Ended March 31, 2021 and 2020.”
Net revenues information by region is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)		Non-GAAP Constant Currency Growth/(Decline) vs. 2020
	2021	2020	Dollars	Percent	Percent
Net revenues:
United States	$388.2	$217.5	$170.7	78.5%	78.5%
Europe	108.3	96.7	11.6	12.0%	3.0%
Japan	71.9	77.3	(5.4)	-7.0%	-9.3%
Rest of World	83.2	50.8	32.4	63.8%	51.8%
	$651.6	$442.3	$209.3	47.3%	43.6%

Net revenues in the United States increased $170.7 million (78.5%) to $388.2 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Net revenues in regions outside of the United States increased $38.6 million (17.2%) to $263.4 million for the three months ended March 31, 2021 compared to $224.8 million for the three months ended March 31, 2020. Fluctuations in foreign currencies had a favorable impact on international net revenues of $16.6 million in the first three months of 2021 relative to the same period in the prior year. The increase in domestic revenue was primarily due to the Company's recent merger with Topgolf as well as the continued strong brand momentum of the Callaway and TravisMathew brands. The increase in sales in Rest of World was primarily driven by the success of the Jack Wolfskin outdoor apparel line in China, combined with the negative impact of COVID-19 in the first quarter of 2020 due to the temporary closure of the Company's retail locations and facilities. The increase in sales in Europe was primarily due to the favorable impact of foreign currency exchange rates combined with incremental revenues from the Company's merger with Topgolf. This was partially offset by the government-enforced retail shutdown related to COVID-19, which had a greater impact on the Company's results in Europe during the first quarter of 2021 than the first quarter of 2020. The decline in Japan was primarily caused by a fourth wave of COVID-19 in the first quarter of 2021, which resulted in the temporary closure of retail stores.
Costs and Expenses
Costs of products increased $64.0 million for the three months ended March 31, 2021 compared to the same period in 2020 due to the increase in product sales period over period. As a percent of product revenue, the Company’s cost of products was 55.5% compared to 55.8% in the prior year. This slight improvement was due to an increase in direct to consumer sales primarily in the Company’s Apparel, Gear and Other segment as well as a favorable shift in foreign currency rates. This was partially offset by an increase in freight costs as well as higher cost of improved technology built into the Company’s current year golf club products.
Costs of services primarily consists of the cost of food and beverage sold in the Company’s Topgolf venues as well as certain costs associated with licensing the Company’s Toptracer ball-flight tracking technology. Cost of services increased $11.0 million for the three months ended March 31, 2021 compared to the same period in 2020 due to the Company’s merger with Topgolf on March 8, 2021.
Other venue expenses consist of venue related depreciation and amortization, employee costs, rent, utilities, and other costs associated with Topgolf venues. This balance increased $65.4 million for the three months ended March 31, 2021 compared to the same period in 2020 due to the Company’s recent merger with Topgolf.
Selling, general and administrative expenses increased by $32.1 million to $173.9 million (26.7% of net revenues) during the three months ended March 31, 2021 compared to $141.8 million (32.1% of net revenues) in the comparable period of 2020. This increase was primarily due to $15.8 million of non-recurring consulting and legal expenses related to the Topgolf merger as well as $13.2 million in employee costs due to the addition of Topgolf employees combined with an overall increase in employee incentive compensation, and a $2.8 million increase in advertising and promotional expense.
Research and development expenses decreased by $0.5 million to $12.7 million (2.0% of net revenues) during the three months ended March 31, 2021 compared to $13.2 million (3.0% of net revenues) in the comparable period of 2020.
Pre-opening costs primarily include costs associated with activities prior to the opening of a new Company-operated venue, as well as other costs that are not considered in the evaluation of ongoing performance. The Company expects to continue to incur pre-opening costs as it executes its growth trajectory of adding new Company-operated venues. Pre-opening costs are expected to fluctuate based on the timing, size and location of new Company-operated venues. Pre-opening costs were $1.8 million for the three months ended March 31, 2021 compared to zero in the same period in 2020 due to the Company’s recent merger with Topgolf.
Other Income and Expense
Interest expense increased by $8.3 million to $17.5 million during the three months ended March 31, 2021 compared to $9.2 million in the comparable period of 2020, primarily due to the issuance of $258.8 million in convertible notes in May 2020 as well as one month of interest expense related to the debt and deemed landlord financing liabilities acquired as part of the Topgolf merger. See Note 7 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.
As a result of the merger with Topgolf, the Company wrote up the value of its pre-merger shares of Topgolf to their fair value and recorded a gain of $252.5 million during the first quarter of 2021.
Other income increased to $9.0 million during the three months ended March 31, 2021 compared to $6.5 million in the comparable period of 2020. This increase was due an increase in net foreign currency gains.
Income Taxes
The Company’s provision for income taxes increased $38.6 million to $47.7 million for the three months ended March 31, 2021, compared to $9.2 million in the comparable period of 2020. As a percent of pre-tax income, the Company's effective tax rate for the first three months of 2021 decreased to 14.9% compared to 24.1% in the comparable period of 2020. The Company's tax rate was favorably impacted by the gain on Topgolf investment, which is not taxable for income tax purposes combined with a favorable shift in mix of foreign vs. domestic earnings to regions with lower tax rates. This was partially offset by a $39.0 million valuation allowance that the Company recorded against certain of its deferred tax assets as a result of the Topgolf merger and the fact that Topgolf’s losses exceed Callaway’s income in recent years. For further discussion see Note 13 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net Income
Net income for the three months ended March 31, 2021 increased to $272.5 million compared to $28.9 million in the comparable period of 2020. Diluted earnings per share increased $1.89 to $2.19 per share in the first three months of 2021 compared to earnings per share of $0.30 in the same period in 2020.

On a non-GAAP basis, excluding the items described in the table following this paragraph, the Company's net income and diluted earnings per share for the three months ended March 31, 2021 would have been $76.6 million and $0.62 per share, respectively, compared to $31.0 million and $0.32 per share, respectively, for the comparative period in 2020. The increase in non-GAAP earnings in 2021 was primarily driven by continued strong demand for the Company's products resulting from the overall increase in popularity of the game of golf. Additionally, the Company's earnings in the first quarter of 2020 were more negatively impacted by to the business disruptions and challenges caused by the COVID-19 pandemic.
The table below presents a reconciliation of the Company's as-reported results for the three months ended March 31, 2021 and 2020 to the Company's non-GAAP results reported above for the same periods (in millions, except per share information).

	Three Months Ended March 31, 2021
	GAAP	Non-Cash Acquisition Amortization(1)	Non-Cash Amortization of Discount on Convertible Notes(2)	Other Non-Recurring Charges(3)	Tax Valuation Allowance(4)	Non-GAAP
Net income (loss)	$272.5	$(2.9)	$(1.9)	$239.6	$(38.9)	$76.6
Diluted earnings (loss) per share	$2.19	$(0.02)	$(0.02)	$1.92	$(0.31)	$0.62
Weighted-average shares outstanding	124.6	124.6	124.6	124.6	124.6	124.6

	Three Months Ended March 31, 2020
	GAAP	Non-Cash Acquisition Amortization(1)	NADC Transition Related Costs and Other(5)	Non-GAAP
Net income (loss)	$28.9	$(0.9)	$(1.2)	$31.0
Diluted earnings (loss) per share	$0.30	$(0.01)	$(0.01)	$0.32
Weighted-average shares outstanding	95.7	95.7	95.7	95.7

(1)Includes the non-cash amortization expense of intangible assets in connection with the acquisitions of Jack Wolfskin, TravisMathew and OGIO. In addition, the three months ended March 31, 2021 include one month of non-cash amortization expense of the intangible assets acquired in the merger with Topgolf on March 8, 2021.
(2)Represents the non-cash amortization of the discount on the Convertible Notes issued in May 2020.
(3)Other non-recurring charges include a gain to write the Company's investment in Topgolf up to fair value as well as other non-recurring charges and acquisition and transition costs related to the Topgolf merger.
(4)As Topgolf's losses exceed Callaway's income in prior years, the Company has recorded a valuation allowance against certain of its deferred tax assets until the Company can demonstrate consolidated earnings.
(5)Represents non-recurring costs associated with the Company's transition to the new North America Distribution Center, in addition to other integration costs associated with Jack Wolfskin.
Operating Segment Results for the Three Months Ended March 31, 2021 and 2020
Golf Equipment
Golf equipment net revenues increased $85.2 million (29.2%) to $376.9 million for the three-months ended March 31, 2021 compared to $291.7 million for the same period in 2020 due to a $65.1 million (25.9%) increase in golf club revenue and a $20.1 million (49.7%) increase in golf ball revenue. These increases were due to an increase in sales volume and average selling prices across all product categories due the strength of the Company's current year product lines, including the Company's new EPIC, APEX and Chrome Soft products and overall brand momentum, combined with strong performance by the Company's supply chain. In addition, net revenues in the first quarter of 2020 were negatively impacted due to the temporary closure of many of the Company's facilities in response to the COVID-19 pandemic.

Net revenues information for the Golf Equipment operating segment by product category is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth
	2021	2020	Dollars	Percent
Net revenues:
Golf Clubs	$316.4	$251.2	$65.2	26.0%
Golf Balls	60.5	40.4	20.1	49.8%
	$376.9	$291.6	$85.3	29.3%
Net golf club revenues increased $65.2 million (26.0%) to $316.4 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to an increase in both sales volume and average selling prices. The increase in sales volume was driven by strong momentum across all golf club categories driven by an increase in the popularity of golf as a result of heightened demand for outdoor, socially-distanced activities, combined with strong performance by the Company's supply chain. The increase in average selling prices was primarily due to the current year launch of the more premium APEX irons compared to the Mavrik irons launched in the prior year.
Net golf ball revenues increased $20.1 million (49.8%) to $60.5 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to an increase in sales volume combined with a slight increase in average selling prices. The higher sales volumes were driven by the increase in popularity of golf and an increase in rounds played across all regions during the first quarter of 2021 compared to the prior year.
Apparel, Gear and Other
Apparel, Gear and Other sales increased $31.5 million (20.9%) to $182.1 million during the three months ended March 31, 2021 compared to $150.6 million for the same period in 2020, due to an $18.0 million (23.3%) increase in apparel sales and a $13.5 million (18.4%) increase in sales of gear, accessories and other. These increases were due to the strong rebound in sales compared to the first quarter of 2020, which was more negatively impacted by the temporary closure of many of the Company's wholesale customers and direct retail locations across all major regions as a result of COVID-19. These increases were driven by an increase TravisMathew sales, primarily in the e-commerce channel, as well as an increase in Jack Wolfskin sales, primarily in China, partially offset by lower retail revenue in Europe due to further government mandated retail shutdowns during the first quarter of 2021.
Net revenues information for the Apparel, Gear and Other segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth
	2021	2020	Dollars	Percent
Net revenues:
Apparel	$95.3	$77.3	$18.0	23.3%
Gear, Accessories, & Other	86.8	73.3	13.5	18.4%
	$182.1	$150.6	$31.5	20.9%
Topgolf
On March 8, 2021 the Company completed its merger with Topgolf, and the Company’s results of operations include the operations of Topgolf from that date forward. Topgolf contributed $92.6 million in revenue for the three months ended March 31, 2021. Topgolf revenue is primarily generated from Company-operated venues equipped with technology-enabled hitting bays, multiple bars, dining areas and event spaces, Toptracer ball-flight tracking technology used by independent driving ranges and broadcast television, and the Company's WGT digital golf game.

Net revenues information for the Topgolf segment is summarized as follows (dollars in millions):

Three Months Ended March 31,
2021
Net revenues:
Venues	$85.1
Other business lines	7.5
$92.6
Segment Profitability
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth		Non-GAAP Constant Currency Growth vs. 2020(1)
	2021	2020	Dollars	Percent	Percent
Net revenues:
Golf Equipment	$376.9	$291.7	$85.2	29.2%	26.3%
Apparel, Gear and Other	182.1	150.6	31.5	20.9%	15.8%
Topgolf	92.6	—	92.6	100.0%	100.0%
Total net revenues	$651.6	$442.3	$209.3	47.3%	43.6%

Segment operating income:
Golf Equipment	$84.9	$58.6	$26.3	44.9%
Apparel, Gear and Other	20.5	(3.8)	24.3	639.5%
Topgolf	4.0	—	4.0	100.0%
Total segment operating income	109.4	54.8	54.6	99.6%
Corporate G&A and other(2)	33.3	14.1	19.2	136.2%
Total operating income	76.1	40.7	35.4	87.0%
Gain on Topgolf investment(3)	252.5	—	252.5	100.0%
Interest expense, net	(17.5)	(9.1)	(8.4)	92.3%
Other income, net	9.0	6.5	2.5	38.5%
Total income before income taxes	$320.2	$38.0	$282.2	742.6%

(1)Calculated by applying 2019 exchange rates to 2020 reported sales in regions outside the United States.
(2)Amount includes corporate general and administrative expenses not utilized by management in determining segment profitability. The amount for 2021 includes $15.8 million for transaction costs associated with the merger with Topgolf completed on March 8, 2021, expenses related to the implementation of new IT systems for Jack Wolfskin, and $2.2 million for non-cash amortization expense for intangible assets acquired in the merger. The amount for 2020 includes $1.5 million for non-recurring costs associated with the Company's transition to the new North America Distribution Center and integration costs associated with Jack Wolfskin.
(3)Amount represents gain to step-up the Company's former investment in Topgolf to its fair value in connection with the merger. See Note 10 "Investments" in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q
Operating income for Golf Equipment increased $26.3 million (44.9%) to $84.9 million for the three months ended March 31, 2021 from $58.6 million in the comparable period in the prior year. This increase was driven by the increase in net revenues as discussed above, in addition to the positive impact of leveraging fixed operating expenses on a higher revenue base period over period, and the favorable impact of foreign currency exchange rates. These increases were partially offset by increased freight costs due to a higher mix of air freight, higher cost of technology incorporated into the golf club models launched in the current year, and a higher sales mix of golf balls and packaged sets, which have lower margins relative to golf clubs.

Operating income for Apparel, Gear and Other increased $24.3 million (639.4%) to $20.5 million for the three months ended March 31, 2021 from an operating loss of $3.8 million in the comparable period in the prior year. This increase was driven by the increase in net revenues as discussed above, in addition to the positive impact of leveraging fixed operating overhead costs and operating expenses on a higher revenue base period over period, the favorable impact of foreign currency exchange rates, and an increase in direct-to-consumer e-commerce sales, which have higher margins relative to wholesale.
Topgolf contributed and incremental $4.0 million of operating income in the first quarter of fiscal 2021.
Financial Condition
The Company’s cash and cash equivalents increased $31.2 million to $397.3 million at March 31, 2021 from $366.1 million at December 31, 2020, primarily due to proceeds of $258.8 million from Convertible Notes issued in May 2020, partially offset by a decline in net income rolling 12-month period due to the adverse effects of the COVID-19 pandemic on the Company's business during 2020. During the first three months of 2020, the Company used its cash and cash equivalents to fund its operations, repay $12.1 million of amounts outstanding under its credit and long-term debt facilities, fund capital expenditures of $28.8 million, and repurchase shares of its common stock for $12.5 million. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities, combined with borrowings under its current and future credit facilities as well as from other available sources of capital, as deemed necessary. See Note 7 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-Q for further information on the Company's credit facilities and the Term Loan Facility.
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company’s Golf Equipment business, the accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. The Company's Apparel, Gear and Other accounts receivable balances are expected to be higher during the second half of the year due to the seasonal nature of the Jack Wolfskin business, with a significant portion of its products geared toward the fall/winter season. On March 8, 2021, the Company completed its merger with Topgolf, which primarily records revenue and collects payment at point-of-sale for most of its venue business. Therefore, Topgolf's accounts receivable balance is smaller than the Company's other business segments and primarily consists of sponsorship receivables and swing suite licensing receivables. As of March 31, 2021, the Company’s net accounts receivable increased to $328.8 million from $138.5 million as of December 31, 2020. This increase reflects the Company's seasonality combined with incremental accounts receivable from the merger with Topgolf. The Company’s net accounts receivable as of March 31, 2021 increased $69.3 million compared to March 31, 2020 primarily due to an increase in net revenues of $209.3 million in the first quarter of 2021 compared to the first quarter of 2020 primarily due to the continued increase in demand for golf equipment as the result of the increased popularity of golf combined with incremental revenues from the merger with Topgolf. In addition, sales in the first quarter of 2020 were more negatively impacted by the economic downturn caused by the COVID-19 pandemic.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company's Golf Equipment business, the buildup of inventory levels generally begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Apparel, Gear and Other inventory levels start to build in the second quarter and continues into the third and fourth quarters due to the seasonal nature of the Company's Jack Wolfskin business, as many products are geared toward the fall/winter season. On March 8, 2021, the Company completed its merger with Topgolf, which is primarily a services business with lower inventory balances than the Company's other business segments, and primarily consists of food and beverage as well as retail merchandise and Toptracer inventory. The Company’s inventory decreased to $336.3 million as of March 31, 2021 compared to $352.5 million as of December 31, 2020. This decrease was primarily due to the seasonal increase in demand of golf equipment in the first quarter of 2021 and the continued increase in demand for golf equipment due to the increase in popularity of golf, partially offset by the incremental inventory from the merger with Topgolf. The Company’s inventory as of March 31, 2021 decreased by $76.4 million compared to the Company's inventory as of March 31, 2020 primarily due an increase in demand for golf equipment and golf accessories as the popularity of golf increased starting in the second half of 2020 through the first quarter of 2021 combined with the sell-through of close-out and end-of-life inventory, partially offset by the incremental food and beverage inventory from the merger with Topgolf.
Liquidity and Capital Resources
The Company’s principal sources of liquidity consist of its existing cash balances, including cash from the issuance of Convertible Notes in May 2020, funds expected to be generated from operations and funds from its credit facilities. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations in 2021, as well as from current and projected availability under its current or future credit facilities, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, required debt repayments and contractual obligations and commercial commitments for at least the next 12 months from the issuance date of this Form 10-Q.
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the future economic impact from the COVID-19 pandemic, demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2020). As of March 31, 2021, the Company had $713.1 million in cash and availability under its credit facilities, which is an increase of $449.7 million or 170.7% compared to March 31, 2020. Information about the Company's credit facilities and long-term borrowings is presented in Note 7 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by this reference.
On March 8, 2021, the Company completed the merger with Topgolf in an all-stock transaction (see to Note 6 "Business Combinations" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q). In connection with the merger with Topgolf, the Company acquired cash of $171.3 million and assumed $535.1 million in long-term debt. The Company believes that with its continued strong cash generation and increased liquidity, its geographic diversity and the strength of its brands, it will be able to fund Topgolf's growth while meeting its other financial obligations.
As of March 31, 2021, approximately 28.5% of the Company's cash was held in regions outside of the United States. The Company continues to maintain its indefinite reinvestment assertion with respect to most jurisdictions in which it operates because of local cash requirements to operate its business. If the Company were to repatriate cash to the United States outside of settling intercompany balances, it may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against the Company's U.S. tax liability, if any. Additionally, the Company may need to pay certain state income taxes.

Other Significant Cash and Contractual Obligations
The table below summarizes certain significant cash obligations as of March 31, 2021 that will affect the Company’s future liquidity.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Term Loan Facility(1)	$440.4	$4.8	$9.6	$8.4	$417.6
Interest on Term Loan Facility	101.4	21.5	42.9	36.8	0.2
2020 Japan Term Loan Facility(2)	16.3	3.6	7.3	5.4	—
Interest on Japan Term Loan Facility	0.3	0.1	0.1	0.1	—
Convertible Notes(3)	258.8	—	—	—	258.8
Equipment Notes(4)	29.8	8.5	13.9	5.9	1.5
Interest on Equipment Notes	1.8	0.8	0.8	0.2	—
ABL Facility(5)	15.2	15.2	—	—	—
Topgolf Term Loan(6)	343.0	3.5	7.0	332.5	—
Topgolf Revolving Credit Facility(6)	160.0	—	160.0	—	—
Mortgage loans(7)	46.7	0.5	1.1	1.3	43.8
Finance leases, including imputed interest(8)	3.2	0.9	1.9	0.4	—
Operating leases, including imputed interest(9)	2,146.4	111.6	290.0	280.4	1,464.4
Deemed landlord financing leases(10)	449.5	13.2	39.9	40.4	356.0
Minimum lease payments for leases signed but not yet commenced(11)	828.5	24.6	73.8	123.0	607.1
Capital commitments(12)	155.0	106.0	49.0	—	—
Unconditional purchase obligations(13)	109.9	44.5	65.1	0.3	—
Uncertain tax contingencies(14)	5.8	0.5	1.3	2.6	1.4
Total	$5,112.0	$359.8	$763.7	$837.7	$3,150.8

(1)In January 2019, to fund the purchase price of the Jack Wolfskin acquisition, the Company entered into a Credit Agreement, which provides for a Term Loan B facility in an aggregate principal of $480.0 million, which was issued less $9.6 million in an original issue discount and other transaction fees. As of March 31, 2021, the Company had $440.4 million outstanding under the Term Loan Facility, which is offset by unamortized debt issuance costs of $18.1 million as presented on the Company's consolidated condensed balance sheet as of March 31, 2021. For further discussion, see Note 7 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(2)In August 2020, the Company entered into the 2020 Japan Term Loan Facility for 2,000,000,000 Yen (or approximately U.S. $18,064,000 using the exchange rate in effect as of March 31, 2021). The Company had 1,800,000,000 Yen (or approximately U.S. $16,257,000 using the exchange rate in effect as of March 31, 2021) outstanding under the Japan Term Loan Facility on the Company's consolidated condensed balance sheet as of March 31, 2021. For further discussion, see Note 7 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(3)In May 2020, the Company issued $258.8 million of 2.75% Convertibles Notes, which mature on May 1, 2026 unless earlier redeemed or repurchased by the Company or converted. As of March 31, 2021, the Company had $185.9 million outstanding under the Convertible Notes, net of unamortized debt issuance costs of $5.3 million and debt discount of $67.6 million, as presented on the Company's Consolidated condensed balance sheet as of March 31, 2021. For further discussion, see Note 7 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(4)Between December 2017 and August 2020, the Company entered into four long-term financing agreements (the "Equipment Notes") with Bank of America N.A. and other lenders to invest in its golf ball manufacturing facility in

Chicopee, Massachusetts, its North American Distribution Center in Roanoke, Texas, and in corporate IT equipment. The loans are secured by the underlying equipment at each facility and the IT equipment. As of March 31, 2021, the Company had a combined $29.7 million outstanding under these Equipment Notes. For further discussion, see Note 7 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(5)The Company has a senior secured asset-based revolving credit facility of up to $400.0 million (the "ABL Facility) subject to borrowing base availability. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), certain intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Germany, Canada and the United Kingdom. For further discussion, see Note 7 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(6)In connection with the merger with Topgolf on March 8, 2021, the Company assumed a $350.0 million term loan facility (the “Topgolf Term Loan”), and a $175.0 million revolving credit facility with JPMorgan Chase Bank, N.A (the “Topgolf Revolving Credit Facility”), both with JPMorgan Chase Bank, N.A. At March 31, 2021, the outstanding balances under the Topgolf Term Loan and Topgolf Revolving Credit Facility were $343.0 million and $160.0 million, respectively. For further discussion, see Note 7 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(7)In connection with the merger with Topgolf on March 8, 2021, the Company assumed three mortgage loans related to the construction of three venues. For further discussion, see Note 7 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(8)Amounts represent future minimum payments under financing leases. At March 31, 2021, finance lease liabilities of $1.1 million were recorded in accounts payable and accrued expenses and $1.9 million were recorded in other long-term liabilities in the accompanying consolidated condensed balance sheets. For further discussion, see Note 3 "Leases" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(9)The Company leases certain manufacturing facilities, distribution centers, warehouses, office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases. At March 31, 2021, short-term and long-term operating lease liabilities of $51.5 million and $1,155.6 million, respectively, were recorded in the accompanying consolidated condensed balance sheets. For further discussion, see Note 3 "Leases" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(10)In connection with the merger with Topgolf on March 8, 2021, the Company assumed certain deemed landlord financed leases in connection with the construction of Topgolf venue facilities. At March 31, 2021, the short-term and long-term obligations under these leases were $1.6 million and $221.6 million, respectively. For further discussion, see Note 3 "Leases" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(11)Amount represents the future minimum lease payments under lease agreements related to future Topgolf facilities that have not yet commenced as of March 31, 2021. For further discussion, see Note 3 "Leases" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(12)Amount represents capital expenditure commitments under lease agreements for Topgolf venues under construction that have been signed as of March 31, 2021.
(13)During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, endorsement agreements with professional golfers and other endorsers, employment and consulting agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
(14)Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheet as of March 31, 2021. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 13 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
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
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2021 was not material to the Company’s financial position, results of operations or cash flows.
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
Capital Expenditures
The Company has certain capital expenditure commitments under lease agreements for Topgolf venues under construction that have been signed as of March 31, 2021. Estimated capital expenditures for the year ended December 31, 2021 in connection with these leases total approximately $106.0 million. In addition, in 2021, the Company expects to have additional capital expenditures of approximately $129.0 million for the Callaway legacy business and Topgolf, combined. Total estimated capital expenditures are expected to be approximately $235.0 million for the year ended December 31, 2021.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).
Critical Accounting Policies and Estimates
Due to the recent merger with Topgolf, the Company updated its significant accounting policies. For an update to the Company’s significant accounting policies and estimates from the information provided in Part II, Item 8, “Financial Statements and Supplementary Data” included in the Company's Form 10-K for the fiscal year ended December 31, 2020, see Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Condensed Financial Statements in Part I, Item I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company uses derivative financial instruments to mitigate its exposure to changes in foreign currency exchange rates and interest rates. Transactions involving these financial instruments are with creditworthy banks, primarily banks that are party to the Company's credit facilities (see Note 7 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.
Foreign Currency Fluctuations
Information about the Company's foreign currency hedging activities is set forth in Note 17 “Derivatives and Hedging,” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at March 31, 2021 through its foreign currency forward contracts.
At March 31, 2021, the estimated maximum loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $31.9 million. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 7 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. The Company's long-term borrowing commitments are subject to interest rate fluctuations, which could be material to the Company's cash flows and results of operations. In order to mitigate this risk, the Company enters into interest rate hedges as part of its interest rate risk management strategy. Information about the Company's interest rate hedges is provided in Note 17 "Derivatives and Hedging" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on the Company's cash flows and results of operations, the Company performed a sensitivity analysis as part of its risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.1 million over the 12-month period ending on March 31, 2021.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2021, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting. On March 8, 2021, the Company completed its merger with Topgolf. See Note 6 "Business Combinations" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q. The Company is in the process of integrating the Topgolf business and evaluating its internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be revised. Except as otherwise noted, during the quarter ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
Certain Factors Affecting Callaway Golf Company
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2020, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock. There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2020 with respect to the Risk Factors, other than the addition of the Risk Factors below, as a result of the completion of the Topgolf merger on March 8, 2021.

The Company, including Topgolf, its franchisees and its licensees, may face increased labor costs or labor shortages that could slow growth and adversely affect its business, results of operations and financial condition.
Labor is a primary component in the cost of operating the business of the Company, including Topgolf and its franchisees and licensees. If the Company faces labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, the impact of the ongoing COVID-19 pandemic or other pandemics, increases in the federally-mandated or state-mandated minimum wage, changes in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), the Company’s operating expenses could increase and its growth could be adversely affected.
In particular, Topgolf has a substantial number of Associates who are paid wage rates at or based on the applicable federal or state minimum wage, and increases in the applicable minimum wage will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal or state level. As federal, state or other applicable minimum wage rates increase, the Company may be required to increase not only the wage rates of minimum wage Associates or other employees, but also the wages paid to other hourly employees. It may not be possible to increase prices in order to pass future increased labor costs on to customers, in which case the Company’s margins would be negatively affected. At Topgolf, reduced margins could make it more difficult to attract new franchisees and licensees and to retain existing franchisee and licensee relationships. If the Company is able to increase prices to cover increased labor costs, the higher prices could result in lower revenues, which may also reduce margins, as well as the fees received from Topgolf’s franchisees and licensees.
Furthermore, the successful operation of the Company’s business depends upon its ability to attract, motivate and retain a sufficient number of qualified executives, managers and skilled employees. From time to time, there may be a shortage of skilled labor in certain of the communities in which the Company operates, including where its Topgolf venues are located. Shortages of skilled labor may make it increasingly difficult and expensive to attract, train and retain the services of a satisfactory number of qualified employees, which, with respect to Topgolf, could delay the planned openings of new Company-operated and franchised venues and adversely impact the operations and profitability of existing venues. Furthermore, competition for qualified employees, particularly in markets where such shortages exist, could require the Company to pay higher wages, which could result in higher labor costs. In particular, Top experiences competition to attract and retain skilled game developers and content creators is intense, and failure to do so may delay the implementation of Topgolf’s business strategy and growth plans. Companies in the Company’s industry have also historically experienced relatively high turnover rates, which may also result in higher labor costs. Accordingly, if the Company is unable to recruit and retain sufficiently qualified individuals, its business, results of operations, financial condition and growth prospects could be materially and adversely affected.
Some, but not all, of the Company’s employees are currently covered under collective bargaining agreements. In the future, additional employees, including Topgolf Associates, may elect to be represented by labor unions. If a significant number of additional employees were to become unionized and collective bargaining agreement terms were significantly different from current compensation arrangements, it could adversely affect the Company’s business, financial condition or results of operations. In addition, a labor dispute involving some or all employees may harm the Company’s reputation, disrupt operations and reduce revenue, and resolution of disputes may increase costs. Further, if Topgolf or its franchisees enter into a new market with unionized construction companies, or the construction companies in Topgolf or its franchisees’ current markets become unionized, construction and build-out costs for new venues in such markets could materially increase.
In addition, immigration reform continues to attract significant attention in the public arena and the U.S. Congress. If new immigration legislation is enacted, such laws may contain provisions that could increase the Company’s, including Topgolf’s and its U.S. franchisees’ and licensees’, costs in recruiting, training and retaining employees. Also, although the Company’s hiring practices comply with the requirements of federal law in reviewing employees’ citizenship or authority to work in the United States, the Company does not monitor or control the hiring practices of Topgolf’s franchisees and licensees, and increased enforcement efforts with respect to existing immigration laws by governmental authorities may disrupt a portion of the Company’s workforce or the operations at its venues, or the workforce or operations of licensees, thereby negatively impacting its business.

The outbreak and spread COVID-19 has had, and is expected to continue to have, a material adverse impact on Topgolf’s business, operations and financial condition for an extended period of time.
As a result of the ongoing COVID-19 pandemic, various domestic and international governmental bodies issued orders, mandates, decrees and directives (collectively, “COVID Orders”), including statewide executive orders in Texas and Florida, where Topgolf operates a significant portion of its venues, and other states in which Topgolf operates venues, ordering the closure of non-essential business establishments, mandating or recommending that residents “stay at home” other than in the case of limited exceptions, imposing curfews, suspending alcohol sales for certain establishments, limiting occupancy, ordering the implementation of strict social distancing measures in business establishments and mandating health screens and face coverings for employee associates (“Associates”) and customers and imposed heightened cleanliness standards, including cleaning and disinfecting golf clubs, golf balls, game screens and other frequently touched bay surfaces between each group of guests, which has had a material adverse impact on Topgolf’s business throughout 2020. Further, Topgolf enacted various measures to reduce cash expenses to weather its temporary venue closures, including (i) suspension of non-essential capital expenditures, including the suspension of construction of future venues, (ii) execution of substantial reductions in expenses, including furlough or lay-off of a significant number of Associates, (iii) temporary salary reductions for certain Associates, including executive officers, (iv) extension of payment terms with Topgolf’s vendors and (v) negotiation of rent deferrals for a portion of Topgolf’s leases. Although currently all Topgolf venues have been re-opened, there can be no assurance that additional closures or re-closures will not be mandated in the future. Even with respect to venues that may remain open, a number of its venues have reduced operating hours and foot traffic at Topgolf’s venues has not returned to pre-pandemic levels, and Topgolf has reduced headcount at its offices in response to these changes. Additionally, as a result of COVID Orders, Topgolf has not been able to host large group events in certain jurisdictions, which has limited its ability to drive revenue through such events per past practice. Topgolf expects that occupancy limits imposed under COVID Orders and a shift in consumer demand away from out-of-home entertainment will result in lower guest traffic at venues and continue to negatively impact revenues, and that it will incur additional costs to ensure compliance with safety measures at venues, including mandatory measures under applicable COVID Orders as well as voluntary measures to enhance safety for guests and Associates. In addition, Topgolf may face difficulties in maintaining adequate staffing at venues due to illness, difficulty in recalling Associates that may be furloughed if venues are required to temporarily close again or a reduction in Associates willing to work in public gathering places. As a result, its business, operating results and financial condition have been, and will continue to be, materially and adversely affected. The ongoing COVID-19 pandemic and restrictions under COVID Orders could also delay construction of new venues, present difficulties in staffing venues and result in supply chain interruptions, including for manufactured components for the Toptracer Range system, which may materially adversely affect Topgolf’s ability to implement growth plans. Future outbreaks of other diseases such as avian flu, sudden acute respiratory syndrome (also known as SARS), swine flu or influenza may similarly impact Topgolf.
In addition, Topgolf has been, and will continue to be, negatively impacted by COVID-19 related developments, including heightened governmental regulations and travel advisories, recommendations by the U.S. Department of State, the Centers for Disease Control and Prevention and similar foreign authorities, and travel bans and restrictions, each of which has significantly impacted, and is expected to continue to significantly impact, travel of customers to Topgolf’s domestic and international venues. Topgolf cannot predict how quickly customers will return to its venues, which may be affected by continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including high unemployment. Demand for Topgolf’s products and services may remain weak for a significant length of time and Topgolf cannot predict if and when such demand will return to pre-outbreak demand.

Topgolf’s growth strategy depends in part on its and its franchisees’ ability to open new venues in existing and new markets.
A key element of Topgolf’s growth strategy is to open additional venues in locations that it believes will provide attractive unit economics and returns on investment. As of March 31, 2021, Topgolf had 60 venues operating in the United States with an additional seven venues under construction, three Company-operated venues in the United Kingdom and three franchised venues (Australia, Mexico and United Arab Emirates), one Company-operated venue under construction in the United Kingdom and one franchised venue under construction in Germany. The Company plans to open additional new venues across flexible venue formats in the years to come. In addition, Topgolf has signed development agreements with five partners to open over 100 franchised venues in 14 countries across the world. In response to the ongoing COVID-19 pandemic, Topgolf suspended construction on certain venues and temporarily paused negotiations on new leases and purchase agreements. Further, construction on future venues could be delayed by additional COVID Orders, reduced availability of labor and supply chain interruptions. As a result, some of the projects in Topgolf’s development pipeline may not be completed on the anticipated timeline, or at all, and new projects may not continue to enter Topgolf’s pipeline at the same rate as in the past.
Topgolf and its franchisees’ ability to open new venues on a timely and cost-effective basis, or at all, is dependent on a number of factors, many of which are beyond Topgolf’s control, including Topgolf and its franchisees’ ability to:
•identify and successfully compete against other potential lessees or purchasers to secure quality locations;
•reach acceptable agreements regarding the lease or purchase of locations;
•secure acceptable financing arrangements;
•comply with applicable zoning, licensing, land use and environmental regulations;
•overcome litigation or other opposition efforts brought by special interest groups;
•raise or have available an adequate amount of money for construction and opening costs;
•respond to unforeseen construction, engineering, environmental or other problems (including delays in construction due to applicable COVID Orders);
•avoid or mitigate the impact of inclement weather, natural disasters and other calamities;
•respond to infectious diseases, health epidemics and pandemics (including the ongoing COVID-19 pandemic);
•timely hire, train and retain the skilled management and other Associates necessary to meet staffing needs;
•obtain, in a timely manner and for acceptable cost, required licenses, permits and regulatory approvals, including liquor licenses, and respond effectively to any changes in local, state or federal law and regulations that adversely affect costs or ability to open new venues; and
•efficiently manage the amount of time and money used to build and open each new venue.
In addition, Topgolf has relied, and expects to continue to rely, primarily on the services of a single design/build contractor for the construction of venues. For venues in certain locations, Topgolf’s reliance on this contractor may result in additional costs or delay. Though Topgolf believes it would be able to find one or more replacements if it were to lose its relationship with this contractor or if its services otherwise became unavailable, there can be no guarantee that Topgolf would be able to do so without incurring additional costs and delay, or that the terms of arrangements with any such replacement would not be less favorable to Topgolf.

There can be no guarantee that a sufficient number of suitable venue sites will be available in desirable areas or on terms that are acceptable to Topgolf in order to achieve its growth plan, or that Topgolf will be successful in addressing the other risks set forth above in a manner that will allow it to open new venues in a timely and cost-effective manner or at all. If Topgolf is unable to open new venues, or if venue openings are significantly delayed or face other obstacles, Topgolf’s revenue and earnings growth could be adversely affected and its business negatively impacted. New venues, once opened, may not be profitable or may close, which would adversely affect Topgolf’s business, results of operations and financial condition, and ability to execute its growth strategy.
Even if Topgolf and its franchisees succeed in opening new venues on a timely and cost-effective basis, there can be no guarantee that the profitability of these venues will be in line with that of existing venues or the performance targets Topgolf has set. New venues may even operate at a loss or close after a short operating period, which could have a significant adverse effect on overall operating results. Historically, new venues often experience an initial start-up period with considerable sales volumes, which subsequently decrease to stabilized levels after their first year of operation, followed by increases in same venue sales in line with the rest of Topgolf’s comparable venue base, although there can be no assurance that the same venue sales of any new venues opened in the future will increase in line with the rest of Topgolf’s comparable venue base, particularly in light of the ongoing COVID-19 pandemic, or that a new venue will succeed in the long term. Topgolf and its franchisees’ ability to operate new venues profitably may be affected by a number of factors, many of which are beyond its control, including:
•general economic conditions, which can affect venue traffic, local labor costs and prices for food products and other supplies to varying degrees in the markets in which venues are located;
•changes in consumer preferences and discretionary spending;
•difficulties obtaining or maintaining adequate relationships with distributors or suppliers in a given market;
•inefficiency in labor costs and operations as newly hired Associates gain experience;
•competition from other out-of-home entertainment options, including existing venues and the businesses of the Toptracer Range licensees, as well as a variety of home-based entertainment options;
•temporary or permanent site characteristics of new venues;
•changes in government regulation, including required licenses, permits and regulatory approvals, including liquor licenses;
•the impact of infectious diseases, health epidemics and pandemics (including the ongoing COVID-19 pandemic) on factors impacting Topgolf’s business, including but not limited to changes in consumer preferences and discretionary spending, the ability and cost of suppliers to deliver required products and health and public safety regulations; and
•other unanticipated increases in costs, any of which may impair profitability at a specific venue or more broadly.
Furthermore, as part of Topgolf’s longer-term growth strategy, it may open venues in geographic markets in which Topgolf has little or no operating experience. These markets may have different competitive conditions, consumer tastes and discretionary spending patterns than existing markets, which may cause new venues to be less successful or profitable than venues in existing markets. The challenges of opening venues in new markets include, among other things: difficulties in hiring experienced personnel, lack of familiarity with local real estate markets and demographics, lack of familiarity with local legal and regulatory requirements, different competitive and economic conditions, and consumer tastes and discretionary spending patterns that may be more difficult to predict or satisfy than in existing markets. In addition, Topgolf’s marketing and advertising programs may not be successful in generating brand awareness in all local markets, and lack of market awareness of the Topgolf brand may pose additional risks. Venues opened in new markets may open at lower average weekly revenues than venues opened in existing markets, and may have higher venue-level operating expense ratios than venues in existing markets. Sales at venues opened in new markets may also take longer to reach expected revenue levels, if they are able to do so at all, thereby adversely affecting overall profitability. Any failure to recognize or respond effectively to these challenges may adversely affect the success of any new venues and impair Topgolf’s ability to grow its business.

The markets in which Topgolf operates are highly competitive, and its inability to compete effectively could have a material adverse effect on Topgolf’s business, results of operations, financial condition and growth prospects.
The consumer entertainment industry is highly competitive. Consumers today have a wide variety of options when deciding how to spend their leisure time and discretionary entertainment dollars. Topgolf’s venues compete for consumers’ time and discretionary entertainment dollars against a broad range of other out-of-home entertainment options, as well as increasingly sophisticated forms of home-based entertainment. Other out-of-home entertainment options against which Topgolf competes include other dining and entertainment venues, sports activity centers, traditional driving ranges and other establishments offering simulated golf or multi-sport experiences (including Toptracer Range and Full Swing licensees), arcades and entertainment centers, movie theaters, sporting events, bowling alleys, nightclubs, bars and restaurants. In many cases, these businesses, or the entities operating them, are larger and have significantly greater financial resources and name recognition, longer operating histories, and concepts with which consumers may be more familiar, and are better established in the markets where venues are located or are planned to be located. As a result, these competitors may be able to invest greater resources or implement more aggressive strategies to attract consumers, including with respect to pricing, and, accordingly, may succeed in attracting those who would otherwise come to Topgolf’s venues. Additionally, the legalization of casino gambling in geographic areas near any current or future venue would create the possibility for additional out-of-home entertainment alternatives, which could have a material adverse effect on Topgolf’s business, results of operations and financial condition. Home-based entertainment options against which Topgolf’s venues compete include internet and video gaming, as well as movies, television and other on-demand content from streaming services. Further, in some cases consumer demand has shifted towards home-based entertainment options and away from out-of-home entertainment, including Topgolf’s products and services, as a result of the impact of the ongoing COVID-19 pandemic and related COVID Orders, which may result in greater competition from home-based entertainment options in the future. The failure of Topgolf’s venues to compete favorably against these other out-of-home and home-based entertainment options could have a material adverse effect on Topgolf’s business, results of operations and financial condition.
Topgolf also faces intense competition across its other business lines. In particular, the International and Toptracer business lines compete against other companies to attract and retain qualified franchisees and licensees. WGT and the content Topgolf produces through Topgolf Studios also competes for consumer attention and leisure time against the other home-based entertainment alternatives described above, particularly content focused on sports, including golf. From a commercial perspective, Topgolf also competes against other businesses seeking corporate sponsorships and other commercial partners, such as sports teams, entertainment events and television and digital media outlets, and compete against television and digital content providers seeking advertiser or sponsorship income. Topgolf’s growth strategy and prospects will be materially impaired if it is unable to compete successfully in these aspects of its business.
Topgolf has incurred operating losses in the past, expects to incur operating losses in the future, and may not achieve or maintain profitability.
Topgolf has incurred operating losses each year since its inception, including net losses of $78.5 million, $114.9 million and $346.3m in fiscal years 2018 2019 and 2020, respectively, and expects to continue to incur net losses in the future. As a result, Topgolf had a total stockholders’ deficit of $468.1 million and $928.0 million as of December 29, 2019 and January 3, 2021, respectively. Topgolf expects operating expenses to increase in the future as it continues to grow its network of venues and expand other business lines, including its international franchised venues and licensed Toptracer Range bays. Topgolf revenue growth may slow or revenue may decline for a number of other reasons, including a reduction in guest visits to and spending at Topgolf’s venues, a reduction in revenues from franchisees, licensees and commercial partners, Topgolf’s inability to attract and retain franchisees, licensees and commercial partners, increased competition, a decrease in the growth or reduction in the size of Topgolf’s markets, or if Topgolf is unable to capitalize on growth opportunities. If revenue does not grow at a greater rate than operating expenses, Topgolf will not be able to achieve and maintain profitability.
Some of Topgolf’s products and services contain open source software, which may pose particular risks to its proprietary software, technologies, products, and services in a manner that could harm its business.
Topgolf uses open source software in its products and services and anticipates using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software products to publicly disclose all or part of the source code to such software product or to make available any modifications or derivative works of the open source code on unfavorable terms or at no cost. This could allow competitors to create similar technologies with less development effort and in less time and could lead to a loss of sales of Topgolf’s products and services. The terms of many open source licenses to which Topgolf is subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on Topgolf’s ability to provide or distribute products or services. Additionally, Topgolf could face claims from third parties claiming ownership of, or demanding release of, works that it developed using open source software, which could include Topgolf’s proprietary source code, or otherwise seeking to enforce the terms of, or alleging breach of, the applicable open source license. These claims could result in litigation and could require Topgolf to make its proprietary software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until it can re-engineer them to avoid infringement. This re-engineering process could require Topgolf to expend significant additional research and development resources, and there can be no guarantee that it will be successful.
Additionally, the use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open source software, and there can be no assurance that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect Topgolf’s business. Topgolf has processes to help alleviate these risks, including a review process for screening requests from developers for the use of open source software, but Topgolf cannot be sure that all open source software is identified or submitted for approval prior to use in its products and services. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect Topgolf’s business, results of operations and financial condition..

Topgolf, its franchisees and its licensees are subject to many federal, state, local and foreign laws, as well as other statutory and regulatory requirements, with which compliance is both costly and complex. Failure by Topgolf, its franchisees or its licensees to comply with, or changes in these laws or requirements, could have an adverse impact on its business.
Topgolf is subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, including, among others:
•nutritional content labeling and disclosure requirements;
•food safety regulations;
•employment regulations;
•the Patient Protection and Affordable Care Act of 2010 (the “PPACA”);
•the Americans with Disabilities Act (the “ADA”) and similar state laws;
•data privacy and cybersecurity laws;
•environmental, health and human safety laws and regulations, including COVID Orders;
•laws and regulations related to franchising and licensing operations;
•U.S. Foreign Corrupt Practices Act (the “FCPA”) and other similar anti-bribery and anti-kickback laws; and
•laws regarding sweepstakes and promotional contests.
Topgolf is also subject to U.S. financial services regulations, a myriad of consumer protection laws, including economic sanctions, laws and regulations, anticorruption laws, escheat regulations and data privacy and security regulations. Changes to legal rules and regulations, or interpretation or enforcement of them, could increase Topgolf’s cost of doing business, affect its competitive abilities, and increase the difficulty of compliance. Failure to comply with regulations may have an adverse effect on Topgolf’s business, including the limitation, suspension or termination of services provided to, or by, third parties, and the imposition of penalties or fines.
Many of Topgolf’s franchisees and licensees are also subject to these or similar laws and regulations in the jurisdictions in which they operate. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, uncertainty around future changes in laws made by new regulatory administrations or Topgolf’s, its franchisees’ and its licensees’ inability to respond effectively to significant regulatory or public policy issues, could increase compliance and other costs of doing business and, therefore, have an adverse effect on Topgolf’s results of operations or the results of operations of franchisees and licensees. Failure to comply with the laws and regulatory requirements of applicable federal, state, local and foreign authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require Topgolf to expend significant funds to make modifications to its venues if it fails to comply with applicable standards. Compliance with all of these laws and regulations, including any future changes in these laws or requirements, can be costly and can increase exposure to litigation or governmental investigations or proceedings, as further described below. To the extent any franchisees or licensees are subject to these laws and regulations, or similar laws and regulations in the jurisdictions in which they operate, they will be subject to the same risks described below with respect to Topgolf’s business.

Topgolf may not be able to obtain and maintain licenses and permits necessary to operate venues in compliance with applicable laws, regulations and other requirements, which could adversely affect its business, results of operations and financial condition.
The development, construction and operation of Topgolf’s venues depend, to a significant extent, on the selection of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. Topgolf is also subject to licensing and regulation by federal, state, local and foreign authorities relating to, among other things, alcoholic beverage control, amusement, health, sanitation, stormwater and wastewater management, protection of endangered and threatened plant, wildlife and species, wetlands protection, safety and fire standards. Typically, licenses, permits and approvals under such laws and regulations must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that Topgolf’s conduct violates applicable regulations. In some jurisdictions, the loss of a license for cause with respect to one location may lead to the loss of licenses at all locations in that jurisdiction and could make it more difficult to obtain additional licenses.
With respect to the sale of alcoholic beverages, each of Topgolf’s venues is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Certain jurisdictions, however, have only a fixed number of liquor licenses available. As a result, in order to obtain a license in one of these jurisdictions, Topgolf is required to purchase that license from another business, which it may not be able to do on acceptable terms or at all. Alcoholic beverage control regulations impact numerous aspects of the daily operations of each venue, including the minimum age of patrons and Associates, hours of operation, advertising, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and the handling, storage and dispensing of alcoholic beverages. Any failure by one of Topgolf’s venues to comply with these regulations, or any failure of a franchisee or licensee to comply with similar regulations to which its business is subject, could result in fines or the loss or suspension of the liquor license for that venue or business, and potentially the loss or suspension of other licenses in that jurisdiction.
Difficulties or failure in obtaining a liquor license or any other licenses, permits or approvals, or in continuing to qualify for, or being able to renew, any existing licenses, permits or approvals, could adversely affect existing venues, or Topgolf’s ability to develop or construct venues, and delay or result in Topgolf’s decision to cancel the opening of new venues, which could have a material adverse effect on its business, results of operations and financial condition. Similarly, the inability of any franchisee or licensee to maintain or obtain the licenses, permits and approvals required to develop, construct or operate one or more of their locations would also reduce franchise and licensing revenues, impair growth prospects and adversely affect Topgolf’s business, results of operation and financial condition.

Instances of food-borne illness and outbreaks of disease could negatively impact Topgolf’s business.
Incidents or reports of food-borne or water-borne illness or other food safety issues, food contamination or tampering, Associate hygiene and cleanliness failures or improper Associate conduct at venues could lead to product liability or other claims. Such incidents or reports could negatively affect Topgolf’s brand and reputation as well as its business, revenues and profits regardless of whether the allegations are valid or whether Topgolf is held to be responsible. Similar incidents or reports occurring at franchisees’ or licensees’ businesses or other businesses unrelated to Topgolf could likewise create negative publicity, which could negatively impact consumer behavior towards Topgolf.
There can be no guarantee that Topgolf’s internal policies and training will be fully effective in preventing all food-borne illnesses at its venues. In addition, because Topgolf does not control the day-to-day operations of franchisees and licensees, there can be no guarantee that franchisees and licensees will implement appropriate internal policies and training intended to prevent food-borne illnesses, that their employees will follow such policies and training or that such policies and training will be effective even if complied with. Furthermore, Topgolf’s reliance, and the reliance by any franchisees or licensees, on third-party food processors, distributors and suppliers makes it difficult to monitor food safety compliance and may increase the risk that food-borne illness would affect multiple locations rather than a single venue. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of Topgolf’s control. New illnesses resistant to Topgolf’s current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of company-operated or franchised venues, if highly publicized, could negatively affect revenues at all of Topgolf’s venues by changing consumers’ perceptions of Topgolf’s venues and the food that it offers, negatively impacting demand for menu offerings and reducing guest visits at venues. This risk is particularly great with respect to franchised venues given Topgolf’s limited oversight, and exists even if it were later determined that the illness was wrongly attributed to a company- or a franchisee-operated venue. There is also a risk that instances of food-borne illness at a licensee’s businesses could be improperly attributed to Topgolf. Additionally, even if food-borne illnesses were not identified at or otherwise attributed to a Topgolf venue, Topgolf’s revenue could be adversely affected if instances of food-borne illnesses at other businesses were highly publicized. A number of companies have experienced incidents related to food-borne illnesses that have had material adverse effects on their business, operations and financial condition, and there can be no assurance that Topgolf could avoid a similar impact if such an incident were to occur at one or more of venues.

Guest complaints, litigation on behalf of guests or Associates or other proceedings may adversely affect Topgolf’s business, results of operations and financial condition.
Topgolf may be adversely affected by legal or governmental proceedings brought by or on behalf of guests, Associates, suppliers, commercial partners, franchisees, licensees or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of such proceedings, particularly class actions and regulatory actions, is difficult to assess or quantify. In recent years, a number of companies in Topgolf’s industry and adjacent industries have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and a number of these lawsuits have resulted in the payment of substantial damages by the defendants. Topgolf could also face potential liability if it is found to have misclassified certain Associates as exempt from the overtime requirements of the federal Fair Labor Standards Act and state labor laws, or if it is found to have failed to provide or continue health insurance or benefits to Associates in violation of the Employee Retirement Income Security Act or the PPACA. Lastly, Topgolf faces potential liability if it is found to have failed to comply with data privacy laws relating to the collection of data about Associates/employees, such as use of biometric information under state biometric information statutes, such as Illinois’ Biometric Information Privacy Act (“BIPA”). Topgolf has had, from time to time, and now has, such lawsuits pending, and there can be no guarantee that Topgolf will not be named in any such lawsuit in the future or that Topgolf will not be required to pay substantial expenses and/or damages at the conclusion of such lawsuits.
In addition, from time to time, guests file complaints or lawsuits against Topgolf alleging that it is responsible for some illness or injury they suffered at or after a visit to a venue, and Topgolf may face greater risk of such complaints or lawsuits in light of the ongoing COVID-19 pandemic. From time to time, animal activist and other third-party special interest groups may bring claims before government agencies or lawsuits against Topgolf relating to the impact of its venues. Topgolf is also subject to a variety of other claims in the ordinary course of business, including personal injury, lease and contract claims.
Topgolf is also subject to “dram shop” statutes in certain states in which its venues are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. Topgolf has been in the past, and may be in the future, the subject of lawsuits that allege violations of these statutes. Recent litigation under dram shop statutes has resulted in significant judgments and settlements against other businesses and establishments similar to Topgolf’s venues. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation if successful could have an adverse effect on Topgolf’s business, results of operations and financial condition.
Regardless of whether any claims against Topgolf are valid or whether Topgolf is liable, claims may be expensive to defend, generate negative publicity, divert time and money away from core operations and hurt financial performance. Similarly, claims brought against franchisees and licensees may generate negative publicity that could harm Topgolf’s brand and reputation. Although Topgolf maintains what it believes to be adequate levels of insurance to cover any liabilities it may face, insurance may not be available at all or in sufficient amounts with respect to these or other matters. Any negative publicity concerning such claims, whether involving Topgolf or franchisees or licensees, or any judgment or other liability significantly in excess of Topgolf’s insurance coverage or not covered by insurance, could have a material adverse effect on its business, results of operations and financial condition.

The venues business line is susceptible to the availability and cost of food commodities and other supplies, some of which are available from a limited number of suppliers, which subjects Topgolf to possible risks of shortages, interruptions and price fluctuations.
The profitability of the venues business line depends in part on Topgolf’s ability to anticipate and react to changes in product costs. The price and availability of food commodities and other supplies may be affected by a number of factors beyond Topgolf’s control, including changes in general economic conditions, seasonal economic fluctuations, increased competition, general inflation, shortages or supply interruptions due to weather, disease (including the ongoing COVID-19 pandemic) or other factors, food safety concerns, product recalls, fluctuations in the U.S. dollar and changes in government regulations. These and other events could increase commodity prices or cause shortages that could affect the cost and quality of the items that Topgolf buys or require Topgolf to raise prices or limit menu options. The profitability of the venues business line may also be adversely affected by increases in the price of utilities, such as natural gas, electric, and water, whether as a result of inflation, shortages, interruptions in supply or otherwise.
While Topgolf has historically been able to partially offset inflation and other changes in the costs of core operating resources used in the venues business line by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that Topgolf or franchisees will be able to continue to do so in the future. From time to time, competitive or macroeconomic conditions could limit menu pricing flexibility, and there can be no assurance that increased menu prices will be fully absorbed by guests without any resulting change to their visit frequencies or purchasing patterns that may offset such increases. If Topgolf or its franchisees are unable to increase prices in response to higher food commodity and other supplies costs, or if such price increases decrease guest traffic or purchasing patterns, Topgolf’s operating results could be materially and adversely affected. In addition, there can be no assurance that Topgolf will generate same venue sales growth in an amount sufficient to offset inflationary or other cost pressures.
Topgolf has entered into a long-term contract with a single distributor, which Topgolf refers to as its “broadline” distributor, which provides for the purchasing, warehousing and distributing of a substantial majority of Topgolf’s food, non-alcoholic beverage and other supplies. Topgolf also contracts directly with the suppliers of certain food and non-alcoholic beverage products, usually with a single supplier for each such product. These agreements, however, are typically for the purpose of establishing an agreed-upon price for the relevant product and do not require the supplier to provide Topgolf’s requirements, or any particular quantity, of such product. If Topgolf’s broadline distributor or any of its other suppliers or substitute suppliers do not perform adequately or otherwise fail to deliver products or supplies to venues, if Topgolf were to lose its relationship with its broadline distributor or any single-source suppliers for which it has not approved a substitute supplier, or if any substitute suppliers also fail to perform, Topgolf may be unable to find satisfactory replacements in a short period of time, on acceptable terms, or at all, which could increase costs, cause shortages of food and other items at venues and cause Topgolf to remove certain items from its menu, any of which could adversely affect its business, results of operations and financial condition.
Other than forward purchase contracts for certain food items, Topgolf currently does not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food commodities and other supplies. Furthermore, these arrangements generally are relatively short in duration and may provide only limited protection from price changes. In addition, the use of these arrangements may limit Topgolf’s ability to benefit from favorable price movements.
In addition, the radio-frequency identification (“RFID”) enabled golf balls and golf clubs that are used in Topgolf’s venues are produced by third-party manufacturers in Taiwan and China. As a result, natural disasters and other adverse events or conditions affecting these countries (including, without limitation, adverse weather conditions, political instability, civil unrest, economic instability, outbreaks of disease, such as the current COVID-19 pandemic, or other public health emergencies and the impact of public fears regarding any of the foregoing) could halt or disrupt production, impair the movement of finished products out of these countries, damage or destroy the tooling and other equipment necessary to manufacture these products and otherwise cause Topgolf to incur additional costs and expenses, any of which could also have a material adverse effect on its results of operations and financial condition. The location of these manufacturers outside the United States also exposes Topgolf to the various international risks.

Topgolf may become subject to liabilities or other costs under environmental, health and human safety laws that could increase operating expenses and adversely affect Topgolf’s business, results of operations and financial condition.
As discussed above, Topgolf is subject to a number of federal, state, local and foreign laws, rules and regulations relating to the protection of the environment, health and human safety. As the operator and/or owner of the properties on which venues are situated, Topgolf may be subject to liability and clean-up obligations under environmental laws for any contamination of, or releases of regulated substances at or from, these properties, in some cases without regard to whether Topgolf knew of or was responsible for the presence or release of the contaminants or regulated substances. Liability under environmental laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocating the responsibility. In addition, Topgolf’s lease agreements typically provide that Topgolf will indemnify the landlord for environmental conditions which may be found on or about the leased property. Accordingly, should unknown contamination be discovered at any of the properties Topgolf owns, operates or leases, or should a release occur at one of these properties, Topgolf could be required to investigate and clean up the release and could also be held responsible to a governmental entity or third parties for property or natural resource damage, personal injury and investigation and clean-up costs incurred by them in connection with the contamination, and these costs and liabilities could be substantial. Topgolf may also be subject to liability under environmental laws as a result of contamination at properties previously owned or operated by Topgolf or its predecessors in interest or for third-party contaminated facilities to which it has sent waste for treatment or disposal. In the past, certain construction activities driven by Topgolf’s development plans at certain sites (such as the removal of excess soil or the de-watering of shallow groundwater to install targets) have exposed, and any similar construction activities Topgolf undertakes at other sites in the future may also expose, soil or water that has been contaminated from historical activities at the site which must be disposed of or otherwise handled or addressed in accordance with applicable environmental laws. With respect to any of the properties Topgolf owns, operates or leases, the presence of contaminants (including as a result of failure to properly dispose of or otherwise handle or address any contaminants exposed by construction activities), or the failure to properly remediate a property, may impair Topgolf’s ability to use, mortgage or sell that property in the future. Any of these events could impair Topgolf’s reputation and have a material adverse effect on its business, results of operations and financial condition.
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
The following table summarizes the purchases by the Company during the first quarter of 2021. These repurchases represent the number of shares the Company withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended March 31, 2021
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
	(in thousands, except per share data)
January 1, 2021-January 31, 2021	—	$—	—	$77,369
February 1, 2021-February 28, 2021	400	$31.27	—	$77,369
March 1, 2021-March 31, 2021	—	$—	—	$77,369
Total	400	$31.27	—	$77,369

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

3.2
Seventh Amended and Restated Bylaws of Callaway Golf Company, incorporated herein by this reference to Exhibit 3.4 to the Company's Current Report on Form 8-K, as filed with the Commission on May 14, 2020 (file no. 1-10962)

10.1
Indemnification Agreement, dated March 8, 2021, between Callaway Golf Company and Erik J Anderson, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.2
Indemnification Agreement, dated March 8, 2021, between Callaway Golf Company and Thomas G. Dundon, incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.3
Indemnification Agreement, dated March 8, 2021, between Callaway Golf Company and Scott M. Marimow, incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.4
Callaway Golf Company 2021 Employment Inducement Plan, incorporated herein by this reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.5
Form of Performance Unit Grant Agreement under the Callaway Golf Company 2021 Employment Inducement Plan, incorporated herein by this reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.6
Form of Stock Unit Grant Agreement under the Callaway Golf Company 2021 Employment Inducement Plan, incorporated herein by this reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.7	Officer Employment Agreement, effective April 5, 2021, by and between Topgolf International, Inc. and Arthur Starrs †

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Brian P. Lynch pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Oliver G. Brewer III and Brian P. Lynch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.1	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.2	XBRL Taxonomy Extension Schema Document †

101.3	XBRL Taxonomy Extension Calculation Linkbase Document †

101.4	XBRL Taxonomy Extension Definition Linkbase Document †

101.5	XBRL Taxonomy Extension Label Linkbase Document †

101.6	XBRL Taxonomy Extension Presentation Linkbase Document †

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) †

(†) Included with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ Jennifer Thomas
Jennifer Thomas
Vice President and Chief Accounting Officer
Date: May 10, 2021