Form 10-Q
period 2021-06-30
CALLAWAY GOLF CO
filed 2021-08-09
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, the number of shares outstanding of the Registrant’s common stock was 185,936,881.

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

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of the Company:Alpha Convoy, Apex, Apex DCB, Apex TCB, Apex Tour, Apex UW, APW, Arm Lock, Backstryke, Big Bertha, Big Bertha B21, Big Bertha REVA, Big T, Bird of Prey, Black Series, Bounty Hunter, C Grind, Callaway, Callaway Capital, Callaway Golf, Callaway Media Productions, Callaway Super Hybrid, Callaway X, Capital, Chev, Chev 18, Chevron Device, Chrome Soft, Chrome Soft X, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, Dawn Patrol, Demonstrably Superior And Pleasingly Different, Divine, Double Wide, Eagle, Engage, Epic, Epic Flash, Epic Max, Epic Max LS, Epic Speed, ERC, ERC Soft, Everyone’s Game, Exo, Cage, Fast Tech Mantle, Flash Face Technology, Flash Face SS21, FT Optiforce, FT Performance, FT Tour, Fusion, Fusion Zero, GBB, GBB Epic, Gems, Golf Fusion, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Grom, Groove- In- Groove Technology, Heavenwood, Hersatility,Hex Aerodynamics, Hex Chrome, HX, Hyper Dry, Hyper-Lite, Hyper Speed Face, I.D. Ball, Jack Wolfskin, Jailbird, Jailbreak, Jailbreak AI Speed Frame, Jailbreak AI Velocity Blades, JAWS MD5, Jewel Jam, Kings of Distance, Legacy, Life On Tour, Longer From Everywhere, Luxe, Mack Daddy,Magna, Majestic, MarXman, Mavrik, MD3 Milled, MD4 Tactical, MD5, MD 5 Jaws, Metal-X, Microhinge Face Insert, Microhinge Star, Mission:Ambition, Nanuk, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Works, Offset Groove in Groove, Ogio, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO ME, OGIO RENEGADE, OGIO SAVAGE, OGIO SHADOW, OGIO XIX, Opti Flex, Opti Grip, Opti Shield, OptiFit, Opti Vent, ORG 7, ORG 14, ORG 15, Paw Print, PRESTIGE 7, ProType, R, Red Ball, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shredder, Silencer, SLED, SoftFast, Solaire, Speed Regime, Speed Step, Steelhead XR, Steelhead, Strata, Stroke Lab, Stronomic, Sub Zero, Superhot, Supersoft, SureOut, TM, Tank, Tank Cruiser, Tech Series, Teron, Texapore, TMCA, Toe Up, Suite Suite, TopChallenge, TopChip , TopContender, TopDrive, TopGolf, TopGolf Crush, TopGolf Media, TopLife, TopPressure, TopScore, TopScramble, TopShot, TopTracer, TopTracer Range, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, TravisMathew TM logo, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Uptown, Versa, VFT, W Grind, Warbird, Weather Series, Wedgeducation, White Hot, White Hot OG, White Hot Tour, White Ice, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, XACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series,X Tech, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$415,204	$366,119
Restricted cash	2,469	—
Accounts receivable, net	325,275	138,482
Inventories	335,346	352,544
Prepaid expenses	55,028	20,318
Other current assets	120,728	35,164
Total current assets	1,254,050	912,627
Property, plant and equipment, net	1,264,886	146,495
Operating lease right-of-use assets, net	1,057,225	194,776
Intangible assets, net	1,556,637	484,339
Goodwill	2,021,908	56,658
Investment in golf-related venture	27,740	111,442
Other assets	89,388	74,263
Total assets	$7,271,834	$1,980,600
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$426,577	$276,209
Accrued employee compensation and benefits	95,427	30,937
Asset-based credit facilities	21,438	22,130
Operating lease liabilities, short-term	55,492	29,579
Construction advances	63,636	—
Deferred revenue	83,580	2,546
Other current liabilities	41,482	29,871
Total current liabilities	787,632	391,272
Long-term liabilities:
Long-term debt (Note 7)	1,064,429	650,564
Operating lease liabilities, long-term	1,174,780	177,996
Deemed landlord financing, long-term	263,219	—
Deferred taxes, net	196,233	58,628
Other long-term liabilities	46,078	26,496
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 360,000,000 shares authorized, 185,939,469 and 95,648,648 shares issued at June 30, 2021 and December 31, 2020, respectively	1,859	956
Additional paid-in capital	3,024,995	346,945
Retained earnings	724,393	360,228
Accumulated other comprehensive loss	(11,694)	(6,546)
Less: Common stock held in treasury, at cost, 2,588 and 1,446,408 shares at June 30, 2021 and December 31, 2020, respectively	(90)	(25,939)
Total shareholders’ equity	3,739,463	675,644
Total liabilities and shareholders’ equity	$7,271,834	$1,980,600

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
Products	$591,410	$296,996	$1,151,368	$739,272
Services	322,231	—	413,894	—
Total net revenues	913,641	296,996	1,565,262	739,272
Costs and expenses:
Cost of products	315,008	174,941	625,638	421,543
Cost of services, excluding depreciation and amortization	42,786	—	53,771	—
Other venue expenses	202,339	—	267,776	—
Selling, general and administrative expenses	221,124	115,215	395,004	256,969
Research and development expense	20,271	10,020	33,016	23,260
Goodwill and trade name impairment	—	174,269	—	174,269
Venue pre-opening costs	4,844	—	6,689	—
Total costs and expenses	806,372	474,445	1,381,894	876,041
Income (loss) from operations	107,269	(177,449)	183,368	(136,769)
Interest income	188	119	242	218
Interest expense	(29,064)	(12,282)	(46,575)	(21,496)
Gain on Topgolf investment	—	—	252,531	—
Other income (expense), net	(2,502)	13,997	6,529	20,477
Income (loss) before income taxes	75,891	(175,615)	396,095	(137,570)
Income tax (benefit) provision	(15,853)	(7,931)	31,890	1,220
Net income (loss)	$91,744	$(167,684)	$364,205	$(138,790)

Earnings (loss) per common share:
Basic	$0.50	($1.78)	$2.40	($1.47)
Diluted	$0.47	($1.78)	$2.28	($1.47)
Weighted-average common shares outstanding:
Basic	185,225	94,141	151,541	94,225
Diluted	194,334	94,141	159,639	94,225

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$91,744	$(167,684)	$364,205	$(138,790)
Other comprehensive income (loss):
Change in derivative instruments	403	(13,453)	6,717	(14,042)
Foreign currency translation adjustments	5,966	8,155	(10,277)	(6,781)
Comprehensive income (loss), before income tax on other comprehensive income items	98,113	(172,982)	360,645	(159,613)
Income tax provision (benefit) on derivative instruments	617	(3,023)	1,588	(3,453)
Comprehensive income (loss)	$97,496	$(169,959)	$359,057	$(156,160)

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$364,205	$(138,790)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	63,542	18,357
Lease amortization expense	26,896	16,313
Amortization of debt issuance costs	2,618	1,823
Debt discount amortization	6,527	1,483
Impairment loss	—	174,269
Deferred taxes, net	28,067	8,684
Non-cash share-based compensation	15,648	4,794
Loss on disposal of long-lived assets	100	123
Gain on Topgolf investment	(252,531)	—
Unrealized net gains on hedging instruments and foreign currency	(5,048)	(14,059)
Acquisition costs	(16,199)	—
Change in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(181,975)	(73,177)
Inventories	26,479	73,029
Leasing receivables	(11,199)	—
Other assets	(50,276)	13,984
Accounts payable and accrued expenses	62,414	(73,087)
Deferred revenue	16,651	595
Accrued employee compensation and benefits	25,211	(16,876)
Accrued warranty expense	—	143
Change in operating leases, net	(18,881)	(13,438)
Income taxes receivable/payable, net	(3,646)	(13,118)
Other liabilities	1,864	8,627
Net cash provided by (used in) operating activities	100,467	(20,321)
Cash flows from investing activities:
Cash acquired in merger	171,294	—
Capital expenditures	(120,833)	(25,097)
Note receivable, net of discount	—	(5,234)
Net cash provided by (used in) investing activities	50,461	(30,331)
Cash flows from financing activities:
Repayments of credit facilities, net	(110,757)	(89,029)
Proceeds from lease financing	24,799	—
Exercise of stock options	18,403	130
Acquisition of treasury stock	(12,538)	(21,953)
Repayments of long-term debt	(12,029)	(5,504)
Debt issuance cost	(5,441)	(9,119)
Payment on contingent earn-out obligation	(3,577)	—
Repayments of financing leases	(200)	(206)
Dividends paid	(3)	(1,891)
Proceeds from issuance of convertible notes	—	258,750
Proceeds from issuance of long-term debt	—	9,766
Premium paid for capped call confirmations	—	(31,775)
Net cash (used in) provided by financing activities	(101,343)	109,169
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,969	(767)
Net increase in cash, cash equivalents and restricted cash	51,554	57,750
Cash, cash equivalents and restricted cash at beginning of period	366,119	106,666
Cash, cash equivalents and restricted cash at end of period	$417,673	$164,416
Supplemental disclosures:
Cash paid for income taxes, net	$6,566	$1,692
Cash paid for interest and fees	$41,422	$16,489
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$18,315	$19,143
Accrued capital expenditures at period-end	$9,224	$1,861
Financed additions of capital expenditures	$9,256	$—
Issuance of common stock in Topgolf merger	$2,650,201	$—

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2021	185,613	$1,856	$3,016,902	$632,650	$(17,446)	(941)	$(21,143)	$3,612,819
Acquisition of treasury stock	—	—	253	—	—	(9)	(290)	(37)
Exercise of stock options	327	3	(1,449)	—	—	869	19,592	18,146
Compensatory awards released from restriction	—	—	(1,750)	—	—	78	1,750	—
Share-based compensation	—	—	11,039	—	—	—	—	11,039
Stock dividends	—	—	—	(1)	—	—	1	—
Equity adjustment from foreign currency translation	—	—	—	—	5,966	—	—	5,966
Change in fair value of derivative instruments, net of tax	—	—	—	—	(214)	—	—	(214)
Net Income	—	—	—	91,744	—	—	—	91,744
Balance at June 30, 2021	185,940	$1,859	$3,024,995	$724,393	$(11,694)	(3)	$(90)	$3,739,463

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	95,649	$956	$346,945	$360,228	$(6,546)	(1,446)	$(25,939)	$675,644
Common stock issued in Topgolf merger	89,776	898	2,649,303	—	—	—	—	2,650,201
Fair value of replacement awards converted in Topgolf merger	—	—	33,051	—	—	—	—	33,051
Common stock issued for replacement restricted stock awards	188	2	(2)	—	—	—	—	—
Acquisition of treasury stock	—	—	253	—	—	(409)	(12,791)	(12,538)
Exercise of stock options	327	3	(1,901)	—	—	909	20,301	18,403
Compensatory awards released from restriction	—	—	(18,315)	—	—	942	18,315	—
Share-based compensation	—	—	15,648	—	—	—	—	15,648
Stock dividends	—	—	13	(37)	—	1	24	—
Cash dividends ($0.01 per share)	—	—	—	(3)	—	—	—	(3)
Equity adjustment from foreign currency translation	—	—	—	—	(10,277)	—	—	(10,277)
Change in fair value of derivative instruments, net of tax	—	—	—	—	5,129	—	—	5,129
Net Income	—	—	—	364,205	—	—	—	364,205
Balance at June 30, 2021	185,940	$1,859	$3,024,995	$724,393	$(11,694)	(3)	$(90)	$3,739,463

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2020	95,649	$956	$307,133	$517,004	$(37,517)	(1,541)	$(27,609)	$759,967
Acquisition of treasury stock	—	—	—	—	—	(1)	(15)	(15)
Compensatory awards released from restriction	—	—	(1,014)	—	—	57	1,014	—
Share-based compensation	—	—	2,933	—	—	—	—	2,933
Stock dividends	—	—	(1)	(2)	—	—	3	—
Cash dividends ($0.01 per share)	—	—	—	(942)	—	—	—	(942)
Equity adjustment from foreign currency translation	—	—	—	—	8,155	—	—	8,155
Change in fair value of derivative instruments	—	—	—	—	(10,430)	—	—	(10,430)
Equity component of convertible notes, net of issuance costs and tax	—	—	57,077	—	—	—	—	57,077
Premiums paid for capped call confirmations, net of tax	—	—	(24,513)	—	—	—	—	(24,513)
Net loss	—	—	—	(167,684)	—	—	—	(167,684)
Balance at June 30, 2020	95,649	$956	$341,615	$348,376	$(39,792)	(1,485)	$(26,607)	$624,548

	Shareholders' Equity Callaway Golf Company
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2019	95,649	$956	$323,600	$489,382	$(22,422)	(1,451)	$(24,163)	$767,353
Adoption of accounting standard	—	—	—	(289)	—	—	—	(289)
Acquisition of treasury stock	—	—	—	—	—	(1,168)	(21,953)	(21,953)
Exercise of stock options	—	—	(203)	—	—	20	333	130
Compensatory awards released from restriction	—	—	(19,143)	—	—	1,112	19,143	—
Share-based compensation	—	—	4,794	—	—	—	—	4,794
Stock dividends	—	—	3	(36)	—	2	33	—
Cash dividends ($0.01 per share)	—	—	—	(1,891)	—	—	—	(1,891)
Equity adjustment from foreign currency translation	—	—	—	—	(6,781)	—	—	(6,781)
Change in fair value of derivative instruments, net of tax	—	—	—	—	(10,589)	—	—	(10,589)
Equity component of convertible notes, net of issuance costs and tax	—	—	57,077	—	—	—	—	57,077
Premiums paid for capped call confirmations, net of tax	—	—	(24,513)	—	—	—	—	(24,513)
Net loss	—	—	—	(138,790)	—	—	—	(138,790)
Balance, June 30, 2020	95,649	$956	$341,615	$348,376	$(39,792)	(1,485)	$(26,607)	$624,548

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
On March 8, 2021, the Company completed the merger with Topgolf International, Inc. (“Topgolf”) and has included the results of operations of Topgolf in its consolidated condensed statements of operations from that date forward. The Company’s Topgolf subsidiary operates on a 52- or 53-week fiscal year ending on the Sunday closest to December 31. As such, the Topgolf financial information included in the Company's consolidated condensed financial statements for the six months ended June 30, 2021 is from March 8, 2021 through July 4, 2021. Additionally, based on the Company's assessment of the combined business, the Company modified the presentation of its consolidated condensed statements of operations for the three and six months ended June 30, 2021 and 2020, and its consolidated condensed balance sheets as of June 30, 2021 and December 31, 2020. For further information about the merger with Topgolf, see Note 6. In connection with the merger, the Company reassessed its operating segments by evaluating its global business platform, including its management structure after the addition of Topgolf, and determined that as of March 31, 2021, the Company has three operating segments, namely, Golf Equipment, Apparel, Gear and Other, and Topgolf. For further information about the Company's operating segments, see Note 19.

Note 2. Summary of Significant Accounting Policies

The following reflects updates to the Company’s significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Commission.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include determining the nature and timing of satisfaction of performance obligations as it relates to revenue recognition, the valuation of share-based awards, recoverability of long-lived assets, assessing intangible assets and goodwill for impairment, determining the incremental borrowing rate for operating leases, in addition to provisions for warranty, uncollectible accounts receivable, inventory obsolescence, sales returns, future price concessions and tax contingencies and valuation allowances as well the estimated useful lives of property, plant and equipment and acquired intangible assets. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or as new information becomes available.
Recent Accounting Standards
In July 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-05, “Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments” which requires lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in ASC 842-10-25-2 through 25-3; and (2) the lessor would have otherwise recognized a day-one loss. The amendments are effective for annual periods beginning after December 15, 2021 with early adoption permitted. The Company is currently assessing the impact of this ASU on its consolidated condensed financial statements.
In August 2020, FASB issued ASU No. 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity." This ASU simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. Also, this ASU requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. Entities may adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. The Company is currently assessing the impact this ASU will have on its consolidated condensed financial statements. The Company anticipates adopting the modified retrospective approach, which may result in a significant increase in its dilutive share-count as the result of calculating the impact of dilution from its convertible notes using the if-converted method. The Company also anticipates a decrease in interest expense resulting from the elimination of the original issuance discount. Under the modified retrospective approach, the Company anticipates recognizing the difference between the removal of the equity component of the convertible notes and the unamortized original issuance discount as an adjustment to beginning retained earnings when it adopts this new standard on January 1, 2022.
Adoption of New Accounting Standards
The Company adopted ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. In January 2021, the FASB issued Accounting Standards Update ("ASU") 2021-01, "Reference Rate Reform (Topic 848): Scope." This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The Company has elected to apply the hedge accounting expedients related to the probability and the assessments of effectiveness of LIBOR-indexed cash flow hedges upon a change in the critical terms of the derivative or the hedged transactions, and upon the end of relief under Topic 848. The Company has elected to continue the method of assessing effectiveness as documented in the original hedge documentation and elects to apply the expedient in ASC 848-50-35-17 (through 35-18) which allows the reference rate on the hypothetical derivative to match the reference rate on the hedging instrument. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements and disclosures.
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
Significant Accounting Policies
Leases
The Company leases office space, manufacturing plants, warehouses, distribution centers, Company-operated Topgolf venues, vehicles, and equipment, as well as retail and/or outlet locations related to the TravisMathew and Jack Wolfskin businesses and the apparel business in Japan. Certain real estate leases include one or more options to extend the lease term, options to purchase the leased property at the Company's sole discretion or escalation clauses that increase the rent payments over the lease term. When deemed reasonably certain of exercise, the renewal and purchase options are included in the determination of the lease term and lease payment obligation, respectively. The depreciable life of machinery and equipment, computer equipment and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. Certain leases may require an additional contingent rent payment based on a percentage of total gross sales greater than certain specified threshold amounts. The Company recognizes contingent rent expense when it is probable that sales thresholds will be reached during the fiscal year. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Right-of-use ("ROU") assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the rate implicit in the lease agreement in determining the present value of minimum lease payments. If the implicit rate is not provided, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including the lease term. At the commencement of a lease, the ROU asset for operating leases is measured by taking the sum of the present value of the lease liability, initial direct costs (if any) and prepaid lease payments (if any) and deducting lease incentives (if any). After the lease commencement date and over the lease term, lease expense is recognized as a single lease cost on a straight-line basis. Lease agreements related to properties are generally comprised of lease components and non-lease components. Non-lease components, such as common area maintenance charges, property taxes and insurance, are expensed as incurred and recognized separately from the straight-line lease expense. Variable lease payments that do not depend on an index or rate, such as rental payments based on a percentage of retail revenue over contractual levels, are expensed separately as incurred, and are not included in the measurement of the ROU asset and lease liability. Variable lease payments that depend on an index or rate, such as rates that are adjusted periodically for inflation, are included in the initial measurement of the ROU asset and lease liability and are recognized on a straight-line basis over the lease term.
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
Revenues from gift cards are deferred and recognized when the cards are redeemed for product purchases. The Company’s gift cards have no expiration date. The Company recognizes revenue from unredeemed gift cards, otherwise known as breakage, when the likelihood of redemption becomes remote and under circumstances that comply with any applicable state escheatment laws. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company uses this historical redemption rate to recognize breakage on unredeemed gift cards over the redemption period. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine the timing of recognition of gift card revenues.
Services Revenue
The Company recognizes revenue from the operation of its Topgolf venues consisting primarily of revenues from food and beverage sales, event deposits, fees charged for gameplay, purchases of game credits and membership fees. In addition, services revenues are recognized through the redemption of gift cards, sponsorship contracts, franchise fees, leasing revenue, the Company’s World Golf Tour ("WGT") digital golf game and non-refundable deposits for venue reservations.
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
Membership fees received from guests are deferred and recognized as revenue over the estimated life of the associated membership, which is one year.
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
The Company enters into international development agreements that grant franchise partners the right to develop, open and operate a certain number of venues within a particular geographic area. The franchise partner may be required to pay a territory fee upon entering into a development agreement and a franchise fee for each developed venue. The franchisee will also pay ongoing royalty fees based upon a percentage of sales. The initial franchise term provided for each venue generally ranges from 15 to 20 years and provides the option for renewal. Revenue from sales-based royalties is recognized as the related sales occur.
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
Variable Consideration
The Company offers certain discounts and promotions on its products and services. The amount of revenue the Company recognizes is based on the amount of consideration it expects to receive from customers. The amount of consideration is the sales price adjusted for estimates of variable consideration, including sales returns, discounts, and allowances as well as sales programs, sales promotions and price concessions that are offered by the Company as described below. These estimates are based on the amounts earned or to be claimed by customers on the related sales and are therefore recorded as reductions to net revenue and trade accounts receivable.
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
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product's life cycle of approximately two years, and price concessions or price reductions are generally offered at the end of the product's life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to product revenues using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates and adjusts the rate as deemed necessary to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate during the three months ended June 30, 2021 and 2020. Historically, the Company's actual amount of variable consideration related to these sales programs has not been materially different from its estimates.
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
Cost of Products
The Company’s cost of products is comprised primarily of variable costs that fluctuate with sales volumes, including raw materials and component costs, merchandise from third parties, conversion costs including direct labor and manufacturing overhead, and inbound freight, duties, and shipping charges. In addition, cost of products includes retail merchandise costs for products sold in retail shops within Topgolf venue facilities. Fixed overhead expenses include warehousing costs, indirect labor, and supplies, as well as depreciation expense associated with assets used to manufacture and distribute products. In addition, cost of products includes adjustments to reflect inventory at its net realizable value, as well as adjustments for obsolescence and product warranties.
Cost of Services, Excluding Depreciation and Amortization
The Company’s cost of services primarily consists of food and beverage costs and transaction fees with respect to in-app purchases within the Company’s WGT digital golf game. In addition, cost of services includes costs associated with Topgolf's Toptracer license agreements classified as sales-type leases. Food and beverage costs are variable by nature, change with sales volume, and are impacted by product mix and commodity pricing. Cost of services excludes employee costs as well as depreciation and amortization.
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
Restricted Cash
Restricted cash is primarily comprised of lender impound reserve accounts for development of one of the Company’s venues. The following is a summary of cash, cash equivalents and restricted cash as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$415,204	$366,119
Restricted cash	2,469	—
Total cash, cash equivalents and restricted cash	$417,673	$366,119
Inventories
Unless otherwise stated below, the Company's inventory is recorded at the lower of cost or net realizable value, which includes a reserve for excess, obsolete and/or unmarketable inventory. This reserve is regularly assessed based on current inventory levels, sales trends, and historical experience, as well as management’s estimates of market conditions and forecasts of future product demand, all of which are subject to change. The Company utilizes the standard costing method, determined on the first-in, first-out basis, for its golf equipment inventory and soft goods inventory sold under the TravisMathew, OGIO, Callaway and Jack Wolfskin brands. Golf equipment inventory, which is directly manufactured by the Company, includes finished goods, raw materials, labor and manufacturing overhead costs and work in process. The Company's soft goods product lines, which are manufactured by third-party contractors, primarily include finished good products. Toptracer hardware and software, food and beverage products and Topgolf-specific retail merchandise inventories are stated at weighted average cost.

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives generally as follows:

Buildings and improvements	10-40 years
Machinery and equipment	5-10 years
Furniture, computer hardware and equipment	3-5 years
Internal-use software	3-5 years
Production molds	2-5 years
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
In accordance with ASC Topic 350-40, “Internal-Use Software,” the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Costs incurred in the preliminary project stage are expensed. All direct external costs and internal direct labor costs incurred to develop internal-use software during the development stage are capitalized and depreciated using the straight-line method over the remaining estimated useful lives. Costs such as maintenance and training are expensed as incurred. In accordance with ASC Topic 985-20, “Costs of Software to Be Sold, Leased, or Marketed,” costs incurred to establish the technological feasibility of software to be sold, leased, or otherwise marketed are expensed and recorded in research and development expense on the consolidated condensed statements of operations. Once technological feasibility is established, costs are capitalized until the product is available for general use.
Goodwill and Intangible Assets
The Company's intangible assets, which are comprised of goodwill, trade names, trademarks, service marks, trade dress, customer and distributor relationships, developed technology, non-competes, patents and liquor licenses, were acquired in connection with the acquisitions of Odyssey Sports, Inc., FrogTrader, Inc., OGIO, TravisMathew, Jack Wolfskin, certain foreign distributors and the recently completed merger with Topgolf on March 8, 2021.
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually or more frequently when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of goodwill and other indefinite-lived intangible assets over their estimated fair value of the reporting unit. If the carrying value of the reporting unit exceeds the estimate of fair value a write-down is recorded. To determine fair value, the Company uses discounted cash flow estimates, quoted market prices, royalty rates when available and independent appraisals when appropriate.
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
Sales-Type Leases
Leasing revenue attributed to sales-type leases was $10,986,000 and $14,879,000 for the three and six months ended June 30, 2021, respectively, which is comprised of $13,585,000 in initial licensing payments and $1,294,000 in monthly lease payments. Revenue from sales-type leases are included in services revenues within the consolidated condensed statements of operations. Leasing receivables related to the Company’s net investment in sales-type leases are as follows (in thousands):

	Balance Sheet Location	June 30, 2021
Leasing receivables, net - current	Other current assets	$9,983
Leasing receivables - long-term	Other assets	36,309
		$46,292
Operating and Finance Leases
In response to the COVID-19 pandemic, the Company received certain rent concessions in the form of deferments and abatement on a few of its operating leases. The Company opted to not modify these leases in accordance with the FASB Staff Q&A-Topic 842 and Topic 840: "Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic" issued in April 2020, and account for these concessions as if they were made under the enforceable rights included in the original agreement. Rent deferments were recorded as a payable and paid at a later negotiated date. Rent abatements were recognized as reductions in rent expense over the periods covered by the abatement period. As of June 30, 2021 the Company recorded rent deferments of $10,697,000, of which $1,804,000 was recorded in accrued expenses, and $8,894,000 was recorded in other long-term liabilities in the consolidated condensed balance sheets. Of the rent deferments recorded as of June 30, 2021, $10,309,000 was recorded in connection with the Topgolf merger in March 2021. As of December 31, 2020 the Company recorded rent deferments of $687,000. There were no rent abatements recorded for the three and six months ended June 30, 2021 or 2020.
Supplemental balance sheet information related to leases is as follows (in thousands):

	Balance Sheet Location	June 30, 2021	December 31, 2020
Operating Leases
ROU assets, net	Operating lease ROU assets, net	$1,057,225	$194,776
Lease liabilities, short-term	Operating lease liabilities, short-term	$55,492	$29,579
Lease liabilities, long-term	Operating lease liabilities, long-term	$1,174,780	$177,996

Finance Leases
ROU assets, net,	Other assets	$2,077	$1,003
Lease liabilities, short-term	Accrued expenses	$1,169	$252
Lease liabilities, long-term	Long-term other	$1,672	$447

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$40,915	$10,279	$61,412	$21,301
Financing lease costs:
Amortization of right-of-use assets	854	153	1,177	320
Interest on lease liabilities	26	11	46	22
Total financing lease costs	880	164	1,223	342
Variable lease costs	1,953	587	2,532	1,883
Total lease costs	$43,748	$11,030	$65,167	$23,526

Other information related to leases was as follows (in thousands):

	Six Months Ended June 30,
Supplemental Cash Flows Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52,513	$18,227
Operating cash flows from finance leases	$311	$22
Financing cash flows from finance leases	$200	$206

Lease liabilities arising from new ROU assets:
Operating leases	$33,000	$53,417
Finance leases	$188	$130

	June 30, 2021	December 31, 2020
Weighted average remaining lease term (years):
Operating leases	14.4	9.8
Finance leases	2.6	3.0

Weighted average discount rate:
Operating leases	8.2%	5.3%
Finance leases	5.4%	3.9%
Future minimum lease obligations as of June 30, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$67,587	$584
2022	149,746	1,261
2023	147,019	771
2024	143,893	367
2025	142,622	24
Thereafter	1,514,983	8
Total future lease payments	2,165,850	3,015
Less: imputed interest	935,578	174
Total	$1,230,272	$2,841
Lease payments exclude $896,854,000 related to 16 non-cancellable leases that have been signed as of June 30, 2021 but have not yet commenced. Of the 16 leases, three are scheduled to commence in 2021. The Company's minimum capital commitment related to these leases was approximately $178,000,000 as of June 30, 2021. As the Company is actively involved in the construction of these properties, the Company recorded $124,731,000 in construction costs within property, plant and equipment as of June 30, 2021. Additionally, as of June 30, 2021, the Company recorded $63,636,000 in construction advances from the landlord in connection with properties. The Company will determine the lease classification for properties currently under construction at the end of the construction period. The initial base term upon the commencement of these leases is generally 20 years.
Financing Obligations (Deemed Landlord Financing Contracts)
During the six months ended June 30, 2021, the Company accounted for four deemed landlord financing (“DLF”) contracts that did not meet the sale-leaseback criteria upon the completion of construction in accordance with ASC Topic 842. As of June 30, 2021, the Company was the accounting owner of a total of twelve buildings under DLF contracts. As of June 30, 2021, the net book value included in property, plant and equipment on the consolidated condensed balance sheets related to these buildings totaled $323,590,000. Buildings capitalized in conjunction with DLF contracts are depreciated, less residual value, over 20 years or over their estimated useful life, whichever is shorter.
Supplemental balance sheet information related to DLF contracts is as follows (in thousands):

	Balance Sheet Location	June 30, 2021
DLF contracts liabilities, short-term	Accrued expenses	$516
DLF contracts liabilities, long-term	Deemed landlord financing, long-term	$263,219
The components of DLF contracts expenses are as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Amortization of DLF contracts	$1,337	$1,704
Interest on DLF contracts	5,638	7,146
Total DLF contracts expenses	$6,975	$8,850
Other information related to DLF contracts was as follows (in thousands):

Supplemental Cash Flows Information	Six Months Ended June 30, 2021
Financing cash flows from DLF contracts	$8,789

June 30, 2021
Weighted average remaining lease term (years)	19.4
Weighted average discount rate	8.9%
Future minimum financing obligations related to DLF contracts as of June 30, 2021 were as follows (in thousands):

Remainder of 2021	$9,845
2022	23,225
2023	23,062
2024	23,253
2025	23,581
Thereafter	412,498
Total future lease payments	515,464
Less: imputed interest	251,729
Total	$263,735
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
The Company has three operating and reportable segments, namely the Golf Equipment operating segment, the Apparel, Gear and Other operating segment, and the Topgolf operating segment. On March 8, 2021, the Company completed its merger with Topgolf. The Company’s results of operations, therefore, include the operations of Topgolf from that date forward. Topgolf contributed $325,453,000 in net revenues for the three months ended June 30, 2021, and $418,090,000 for the six months ended June 30, 2021, which includes approximately four months of revenues since the completion of the merger.
The following table presents the Company's revenue disaggregated by major product category and operating and reportable segment (in thousands):

	Operating and Reportable Segments
	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	Golf Equipment	Apparel, Gear & Other	Topgolf	Total	Golf Equipment	Apparel, Gear & Other	Total
Major revenue categories:
Golf clubs	$319,973	$—	$—	$319,973	$156,040	$—	$156,040
Golf balls	81,286	—	—	81,286	53,903	—	53,903
Apparel	—	91,413	—	91,413	—	36,302	36,302
Gear, accessories & other	—	95,516	—	95,516	—	50,751	50,751
Venues	—	—	303,424	303,424	—	—	—
Other business lines	—	—	22,029	22,029	—	—	—
	$401,259	$186,929	$325,453	$913,641	$209,943	$87,053	$296,996

	Operating and Reportable Segments
	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	Golf Equipment	Apparel, Gear & Other	Topgolf	Total	Golf Equipment	Apparel, Gear & Other	Total
Major product category:
Golf Clubs	$636,326	$—	$—	$636,326	$407,264	$—	$407,264
Golf Balls	141,815	—	—	141,815	94,340	—	94,340
Apparel	—	186,703	—	186,703	—	113,592	113,592
Gear, Accessories & Other	—	182,328	—	182,328	—	124,076	124,076
Venues	—	—	388,594	388,594	—	—	—
Other business lines	—	—	29,496	29,496	—	—	—
	$778,141	$369,031	$418,090	$1,565,262	$501,604	$237,668	$739,272
The Topgolf segment included $3,221,000 and $4,195,000, respectively, in sales of golf clubs, golf balls, and apparel sales, which are reflected within product sales within the consolidated condensed statements of operations for the three and six months ended June 30, 2021.
The Apparel, Gear and Other and Topgolf segments include royalty income from licensing agreements of $22,240,000 and $33,108,000, respectively, for the three and six months ended June 30, 2021. For the three months and six months ended June 30,2020, the Company recognized royalty income of $3,552,000 and $9,097,000, respectively.

As of December 31, 2020, the Company's balance for deferred revenue was $2,546,000, which included deferred revenue from gift cards. In connection with the merger with Topgolf completed on March 8, 2021, the Company acquired deferred revenue related to event deposits, lifetime and premium memberships, prepaid sponsorships, virtual currency and game credits related to the WGT digital golf game, and gift cards. As of June 30, 2021, the Company’s deferred revenue balance was $83,580,000.
The Company recognized revenues of $97,232,000 and $125,278,000 related to the redemption and amortization of deferred revenue, including gift card breakage, during the three and six months ended June 30, 2021, respectively. The Company recognized revenues of $454,000 and $1,030,000 related to the redemption and breakage of gift cards during the three and six months ended June 30, 2020, respectively.
The following table summarizes revenue by geographical areas in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue by Major Geographic Region:
United States	$642,757	$171,714	$1,030,979	$389,217
Europe	120,999	50,074	229,344	146,793
Japan	61,861	24,640	133,747	101,987
Rest of World	88,024	50,568	171,192	101,275
	$913,641	$296,996	$1,565,262	$739,272
The Company sells its golf equipment products and apparel, gear and accessories in the United States and internationally, with its principal international regions being Japan and Europe. On a regional basis, sales of golf equipment are generally higher than sales of apparel gear and other in most regions other than Europe, which has a higher concentration of apparel, gear and other sales as a result of Jack Wolfskin, which is headquartered in Germany. Venues revenue is higher in the United States, as Topgolf has more domestic venues than international. Other business lines revenue is predominantly in the United States and Europe.
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
The following table provides a reconciliation of the activity related to the Company’s sales return reserve (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$60,784	$50,992	$43,986	$34,314
Provision	29,000	26,374	64,890	62,010
Sales returns	(18,192)	(20,529)	(37,284)	(39,487)
Ending balance	$71,592	$56,837	$71,592	$56,837
Note 5. Estimated Credit Losses
The Company's trade accounts receivable are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses, as well as reserves related to product returns and sales programs as described in Note 4. Under ASC Topic 326, the “expected credit loss” model replaces the “incurred loss” model and requires consideration of a broader range of information to estimate expected credit losses over the life of the asset. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. An estimate of credit losses for the remaining customers in the aggregate is based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customers' financial condition, all of which are subject to change. Additionally, the Company’s monitoring activities now consider future reasonable and supportable forecasts of economic conditions to adjust all general reserve percentages as necessary. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined, based on current information, that the estimate of credit losses as of June 30, 2021 was not significantly impacted.
Actual uncollected amounts have historically been consistent with the Company’s expectations. The Company's payment terms on its receivables from customers are generally 60 days or less.
The following table provides a reconciliation of the activity related to the Company’s allowance for estimated credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$6,801	$6,140	$8,841	$5,992
Adjustment due to the adoption of Topic 326	—	—	—	289
(Recovery)/provision for credit losses	152	3,619	(226)	3,632
Write-off of uncollectible amounts, net of recoveries	(252)	(815)	(1,914)	(969)
Ending balance	$6,701	$8,944	$6,701	$8,944
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
The allocation of the purchase price presented below was based on management's preliminary estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including income, cost and market approaches. These valuation techniques incorporate the use of expected future revenues, cash flows and growth rates as well as estimated discount rates. Current and noncurrent assets and liabilities are valued at historical carrying values, which approximates fair value, except as described below. The trade name was valued under the royalty savings income approach method, which is equal to the present value of the after-tax royalty savings attributable to owning the trade name as opposed to paying a third party for its use. For this valuation the Company used a royalty rate of 2.5%, which is reflective of royalty rates paid in market transactions, and a discount rate of 7.0% to 8.5% on the future cash flows generated by the net after-tax savings. The fair value of the Topgolf hitting bays, Toptracer ball-tracking technology and the WGT digital game was based on a combination of valuation methodologies, including the residual net income approach, royalty savings income approach and the cost approach. Customer relationships and liquor licenses were valued using the replacement cost method. The Company amortizes the fair value of the finite-lived intangibles, which include technology and customer relationships, over a period ranging between one and ten years. Additionally, the Company completed a market analysis of the assumed operating and deemed landlord financed leases to determine if the terms of these leases are favorable or unfavorable relative to market terms. The analysis resulted in a net unfavorable adjustment in the underlying value of the right-of-use asset of each lease. The Company also completed a replacement cost analysis of property, plant and equipment, which resulted in an overall step-up in value. The Company based the estimated fair value of the debt assumed on a market credit rating, current interest rates and repayment terms, which resulted in an overall decrease in value. As of June 30, 2021, the Company did not complete its assessment of the fair value of the right-of-use assets of operating and deemed landlord financed leases, and deferred taxes. Additionally, the Company is still in the process of reviewing and evaluating fair value estimates as included herein. Upon the completion of these assessments, the Company will adjust the preliminary purchase price allocation accordingly. After assessing the preliminary fair value of the net assets acquired and liabilities assumed, the Company recorded goodwill of $1,965,321,000, of which the Company attributed $1,402,101,000 to the future revenues and growth potential of the Topgolf business, and $563,220,000 to the synergies the Company anticipates from leveraging the Topgolf business to expand its golf equipment and apparel businesses. For the operating segment allocation of goodwill, see Note 9. As a non-taxable stock acquisition, the Company does not expect the value attributable to the acquired intangibles and goodwill to be tax deductible.
In connection with the merger, during the six months ended June 30, 2021, the Company recognized transaction costs of approximately $16,199,000, consisting primarily of advisor, legal, valuation and accounting fees. These transaction costs were recorded in selling, general & administrative expenses. During the three months ended June 30, 2020, the Company recognized $444,000 in transaction costs associated with the merger.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the preliminary purchase price allocation (in thousands):

At March 8, 2021
Assets Acquired
Cash	$171,294
Accounts receivable	11,277
Inventories	13,828
Other current assets	52,233
Property and equipment	1,018,647
Operating lease right-of-use assets	833,812
Investments	28,162
Other assets	33,664
Intangibles - trade name	994,200
Intangibles - technology & customer relationships	91,929
Goodwill	1,402,101
Total assets acquired	4,651,147
Liabilities Assumed
Accounts Payable and accrued liabilities	90,140
Accrued employee costs	36,992
Construction advances	60,333
Deferred revenue	64,359
Other current liabilities	7,821
Long-term debt	535,096
Deemed landlord financing	179,718
Operating lease liabilities	1,023,338
Other long-term liabilities	23,539
Deferred tax liabilities	144,181
Net assets acquired	$2,485,630
Goodwill allocated to other business units	563,220
Total purchase price and consideration transferred in the merger	$3,048,850

Supplemental Pro-Forma Information (Unaudited)
The following table presents supplemental pro-forma information for the three and six months ended June 30, 2021 and 2020 as if the merger with Topgolf had occurred on January 1, 2020. These amounts have been calculated after applying the Company's accounting policies and are based upon currently available information. For this analysis, the Company assumed that gains and costs associated with the merger, including a gain of $252,531,000 recognized on the Company's pre-acquisition investment in Topgolf, acquisition costs of $16,199,000, the amortization of estimated intangible assets and other fair value adjustments, as well as the tax effect on those costs, and a valuation allowance on certain acquired net operating losses and tax credit carryforwards (see Note 6), were recognized as of January 1, 2020. Pre-acquisition net sales and net income amounts for Topgolf were derived from the books and records of Topgolf prepared prior to the acquisition and are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the dates noted below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net revenues	$913,641	$342,767	$1,708,206	$1,008,901
Net income (loss)	$59,552	$(272,089)	$103,767	$(106,340)

Supplemental Information of Operating Results
For the three months ended June 30, 2021, the Company's consolidated condensed statements of operations included net revenues of $325,453,000 and net income of $620,000 attributable to Topgolf. For the six months ended June 30, 2021, the Company's consolidated condensed statements of operations included net revenues of $418,090,000 and a net loss of $2,437,000 for the period beginning April 5, 2021 through July 4, 2021. The Topgolf results of operations for three months ended June 30, 2021 include depreciation and amortization of $33,531,000, interest expense of $1,459,000 related to the accretion of the fair value adjustment on long-term debt, and transaction, transition and other non-recurring charges of $2,503,000. For the six months ended June 30, 2021, Topgolf results include depreciation and amortization of $44,362,000, interest expense of $1,752,000 related to the accretion of the fair value adjustment on long-term debt, and transaction, transition and non-recurring costs of $18,731,000.

Note 7. Financing Arrangements
The Company's debt obligations are summarized as follows (in thousands):

	June 30, 2021				December 31, 2020
	Maturity Date	Interest Rate	Unamortized Debt Issuance Costs	Carrying Value	Carrying Value
Short-Term Credit Facilities
U.S. Asset-Based Revolving Credit Facility	May 17, 2024	3.00%	$1,391	$21,438	$22,130
Japan ABL Facility	January 21, 2022	1.28%	—	—	—
			$1,391	$21,438	$22,130
Balance Sheet Location
Prepaid expenses			$1,043	$—	$—
Other long-term assets			348	—	—
Asset-based credit facilities			—	21,438	22,130
			$1,391	$21,438	$22,130

	June 30, 2021				December 31, 2020
	Maturity Date	Interest Rate	Unamortized Original Issuance Discount and Debt Issuance Costs	Carrying Value, net	Carrying Value, net
Long-Term Debt and Credit Facility
Japan Term Loan Facility	July 31, 2025	0.86%	$—	$15,300	$18,390
Term Loan B Facility	January 4, 2026	4.59%	17,171	422,029	428,150
Topgolf Term Loan	February 8, 2026	7.00%	7,037	335,088	—
Topgolf Revolving Credit Facility	February 8, 2024	4.75%	7,127	42,873	—
Convertible Notes	May 1, 2026	2.75%	70,087	188,663	183,126
Equipment Notes	December 27, 2022 - March 19, 2027	2.36% - 3.79%	—	27,655	31,822
Mortgage Loans	July 1, 2033 - July 29, 2036	9.75% - 11.31%	—	46,634	—
Financed Tenant Improvements	February 1, 2035	8.00%	—	3,727	3,801
			$101,422	$1,081,969	$665,289
Balance Sheet Location
Other current liabilities			$3,816	$17,540	$—
Accrued expenses			—	—	14,725
Long-term debt			97,606	1,064,429	650,564
			$101,422	$1,081,969	$665,289
Revolving Credit Facilities and Available Liquidity
In addition to cash on hand, as well as cash generated from operations, the Company relies on its U.S. and Japan asset-based revolving credit facilities and the Topgolf revolving credit facility to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of June 30, 2021, the Company had $71,438,000 outstanding under these facilities and $415,204,000 in cash and cash equivalents. As of June 30, 2021, the Company's available liquidity, which is comprised of cash on hand and amounts available under the Company's revolving credit facilities, after letters of credit and outstanding borrowings, was $876,786,000. As of June 30, 2020, the Company had $55,551,000 outstanding under its U.S. and Japan facilities, and $164,416,000 in cash and cash equivalents. As of June 30, 2020, the Company's available liquidity, which is comprised of cash on hand and amounts available under its U.S. and Japan facilities, after letters of credit and outstanding borrowings, was $483,110,000.
U.S. Asset-Based Revolving Credit Facility
In May 2019, the Company entered into a Fourth Amended and Restated Loan and Security Agreement with Bank of America N.A. and other lenders, which provides a senior secured asset-based revolving credit facility of up to $400,000,000 (the “ABL Facility”), comprised of a $260,000,000 U.S. facility, a $70,000,000 German facility, a $25,000,000 Canadian facility and a $45,000,000 United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), certain intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Germany, Canada and the United Kingdom. The real estate and intellectual property components of the borrowing base under the ABL Facility are both amortizing. The amount available for the real estate portion is reduced quarterly over a 15-year period, and the amount available for the intellectual property portion is reduced quarterly over a 3-year period.
Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable on the maturity date. Amounts available under the ABL Facility increase and decrease with changes in the Company’s inventory and accounts receivable balances. During the six months ended June 30, 2021, average outstanding borrowings were $19,008,000 and average amount available, after outstanding borrowings and letters of credit, was approximately $296,027,000.
In April 2020, the Company amended the ABL Facility to permit a customary capped call transaction (see “Convertible Senior Notes” below) in connection with the issuance of convertible debt securities by the Company and to permit the Company to incur loans or financial assistance of up to $50,000,000 pursuant to governmental programs enacted due to the COVID-19 pandemic. As of June 30, 2021, the Company had not drawn on these funds. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. In addition, in connection with the merger with Topgolf (see Note 6), the Company amended the ABL Facility to, among other things, permit the consummation of the merger, designate Topgolf and its subsidiaries as excluded subsidiaries under the ABL Facility and amend certain covenants and other provisions to allow the Company to make certain investments in, and enter into certain transactions with Topgolf. Fees in connection with this amendment will be combined with existing debt origination and amendment fees and amortized over the remaining term of the ABL Facility.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant of at least 1.0 to 1.0 during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below 10% of the maximum facility amount or $40,000,000. The Company’s borrowing base availability was above $40,000,000 during the six months ended June 30, 2021, and the Company was in compliance with the fixed charge coverage ratio as of June 30, 2021. Had the Company not been in compliance with the fixed charge coverage ratio as of June 30, 2021, the maximum amount of additional indebtedness that could have been outstanding on June 30, 2021 would have been reduced by $40,000,000. As of June 30, 2021, in addition to the fixed charge coverage ratio covenant, the Company was in compliance with all other financial covenants of the ABL Facility.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio” which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the German, the U.K. and the U.S. borrowing bases, as adjusted. At June 30, 2021 the Company’s trailing 12-month average interest rate applicable to its outstanding loans under the ABL Facility was 3.11%. Additionally, the ABL Facility provides for monthly fees of 0.25% of the unused portion of the ABL Facility.
Fees in connection with the origination of the ABL Facility and prior amendments are amortized in interest expense over the term of the facility.
Japan ABL Facility
In January 2021, the Company refinanced the asset-based loan agreement between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFJ, Ltd (the “Japan ABL Facility”), which provides a credit facility of up to 4,000,000,000 Yen (or U.S. $36,000,000, using the exchange rate in effect as of June 30, 2021) over a one-year term, subject to borrowing base availability under the Japan ABL Facility. The amounts outstanding are secured by certain assets, including eligible inventory and eligible accounts receivable. The Japan ABL Facility also includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of June 30, 2021, the Company was in compliance with these covenants.
The Japan ABL Facility is subject to an effective interest rate equal to the Tokyo Interbank Offered Rate (“TIBOR”) plus 1.20%.
Long-Term Debt
Japan Term Loan Facility
In August 2020, the Company entered into a five-year Term Loan facility (the “Japan Term Loan Facility”) between its subsidiary in Japan and Sumitomo Mitsui Banking Corporation (“SMBC”) for 2,000,000,000 Yen (or approximately U.S. $18,000,000 using the exchange rate in effect as of June 30, 2021).
As of June 30, 2021, the Company had 1,700,000,000 Yen (or approximately U.S. $15,300,000 using the exchange rate in effect as of June 30, 2021) outstanding, of which 400,000,000 Yen (or approximately U.S. $3,600,000 using the exchange rate in effect as of June 30, 2021) is reflected in other current liabilities in the accompanying consolidated condensed balance sheets. Total interest expense recognized during the three and six months ended June 30, 2021 was 3,721,000 Yen (or approximately U.S. $34,000) and 7,612,000 Yen (or approximately U.S. $71,000), respectively.
Loans under the Japan Term Loan Facility are subject to a rate per annum of either, at the Company’s option, SMBC TIBOR or TIBOR plus 80 basis points. Principal payments of 100,000,000 Yen (or approximately U.S. $900,000 using the exchange rate in effect as of June 30, 2021) are due quarterly, and the facility imposes certain restrictions including covenants to certain financial performance obligations. As of June 30, 2021, the Company was in compliance with these covenants.
Term Loan B Facility
In January 2019, to fund the purchase price of the Jack Wolfskin acquisition, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A and other lenders party to the Credit Agreement (the “Term Lenders”). The Credit Agreement provides for a Term Loan B facility (the “Term Loan Facility”) in an aggregate principal of $480,000,000, which was issued less $9,600,000 in original issue discount and other transaction fees. Such principal amount may be increased pursuant to incremental facilities in the form of additional tranches of term loans or new commitments, up to a maximum incremental amount of $225,000,000, or an unlimited amount subject to compliance with a first lien net leverage ratio of 2.25 to 1.00. Total interest and amortization expense recognized during the three months ended June 30, 2021 and 2020 was $6,077,000 and $6,320,000, respectively. Total interest and amortization expense recognized during the six months ended June 30, 2021 and 2020 was $11,924,000 and $13,770,000, respectively.
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
The Credit Agreement contains a cross-default provision with respect to any indebtedness of the Company as defined in the Credit Agreement, as well as customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Events of default permitting acceleration under the Credit Agreement include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, certain cross defaults or a change of control. As of June 30, 2021, the Company was in compliance with these covenants.
In connection with the merger with Topgolf (see Note 6), the Company amended the Term Loan Facility with Bank of America, N.A. and the Term Lenders to, among other things, permit the consummation of the Merger and certain other transactions contemplated in the Merger Agreement, designate Topgolf and its subsidiaries as unrestricted subsidiaries under the Term Loan Facility and amend certain covenants and other provisions to allow the Company to make certain investments in, and enter into certain transactions with Topgolf.
Topgolf Credit Facilities
In connection with the merger with Topgolf on March 8, 2021, the Company assumed a $350,000,000 term loan facility (the “Topgolf Term Loan”), and a $175,000,000 revolving credit facility with JPMorgan Chase Bank, N.A (the “Topgolf Revolving Credit Facility”), with JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, RBC Capital Markets, as Syndication Agent, and the other agents, arrangers and lenders party thereto (together, the “Topgolf Credit Facilities”). Subsequent to June 30, 2021, the Company paid $10,000,000 on the outstanding principal of the Topgolf Revolving Credit Facility.
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
The Topgolf Term Loan is payable in quarterly installments of 0.25% of the principal amount per quarter. The remaining unpaid balance on the Topgolf Term Loan, together with all accrued and unpaid interest thereon, is due upon maturity. Outstanding borrowings under the Topgolf Revolving Credit Facility do not amortize and are due and payable upon maturity.
The terms of the Topgolf Credit Facilities require the Company to maintain on a quarterly basis a total leverage ratio (measured on a trailing four-quarter basis) less than or equal to 5.50:1.00. On September 17, 2020, prior to the completion of the merger, Topgolf entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”) to modify the financial covenants and make certain other changes. The Amended Credit Agreement (i) suspends the total leverage ratio financial covenant through and including the fiscal quarter ending on or about March 31, 2022 and (ii) provides for an increased level of 7.75:1.00 for the fiscal quarter ending on or about June 30, 2022, in each case unless the Company elects to restore the 5.50:1.00 total leverage ratio test (and eliminate the restrictions in the Amended Credit Agreement that apply during the period of relief) at an earlier date. Until the Company demonstrates compliance with the 5.50:1.00 total leverage ratio test for the period ending on or about September 30, 2022 (or terminate the period of relief at an earlier date after demonstrating compliance with the 5.50:1.00 total leverage ratio test), the Company is required to maintain unrestricted cash on hand and/or availability under the Topgolf Credit Facilities of not less than $30,000,000. As of June 30, 2021, the Company was in compliance with these covenants.
The Topgolf Credit Facilities also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations. The Topgolf Term Loan also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations.
Convertible Notes
On May 4, 2020, the Company issued $258,750,000 of 2.75% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 2.75% per annum on the principal amount, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Convertible Notes mature on May 1, 2026, unless earlier redeemed or repurchased by the Company or converted. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.
The Company may settle the Convertible Notes through cash settlement, physical settlement, or combination settlement at its election. Therefore, the Convertible Notes were separated into a liability component and an equity component in a manner that reflects the interest cost of a similar nonconvertible debt instrument. At inception, the fair value of the liability component was determined by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the liability component was $188,663,000 as of June 30, 2021. The carrying amount of the equity component (the conversion feature) and discount on the Convertible Notes, totaling $64,986,000 as of June 30, 2021, is amortized over the remaining term of approximately 4.9 years. The conversion feature of $76,508,000 was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the Convertible Notes.
The Company incurred $8,527,000 of cost associated with the issuance of the Convertible Notes. These debt issuance costs were allocated between the debt and equity components in proportion to the allocation of the proceeds to those components. As such, $6,005,000 was allocated to the liability component of the Convertible Notes, and $2,522,000 was allocated to the equity conversion feature. The discount on the Convertible Notes as well as the debt issuance costs allocated to the liability component are amortized over the term of the Convertible Notes using the effective interest rate method.
All or any portion of the Convertible Notes may be converted at the conversion rate and at the holders' option on or after February 1, 2026 until the close of business on the second trading day immediately prior to the maturity date. Additionally, all or any portion of the Convertible Notes may be converted at the conversion rate at the holders' option upon the occurrence of certain contingent conversion events, including (i) if the price of the Company’s common stock is more than 130% of the conversion price of the Convertible Notes for any 20 of 30 consecutive trading days ending on the last trading day of the calendar quarter, subsequent to the quarter ending September 30, 2020; (ii) if the trading price of the Convertible Notes, after a consecutive ten trading day period, is less than 98% of the closing price per share of the Company’s common stock multiplied by the conversion rate in effect (iii) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the Indenture; or (iv) if the Company calls the Convertible Notes for redemption.
Upon conversion, the Company has the option to settle the conversion obligation in any combination of cash and shares. The initial conversion rate is 56.7698 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equal to an initial conversion price of $17.62 per share. At June 30, 2021, the price of the Company's common stock was higher than the initial conversion price. Therefore, the if-converted value of the Convertible Notes exceeded the principal amount.
The Company may redeem all or part of the Convertible Notes (i) on or after May 6, 2023, but before the 40th trading day prior to the maturity date if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for any 20 of 30 consecutive trading days; (ii) upon a Fundamental Change (where holders can require settlement entirely in cash); or (iii) upon an Event of Default. The Company will also be required to pay additional interest upon (i) failure to timely file with the Commission, (ii) failure to allow the Convertible Notes to be freely tradable, or (iii) upon an Event of Default solely related to failure to timely file with the trustee.
In connection with the pricing of the Convertible Notes on April 29, 2020, the Company paid $31,775,000 to enter into privately negotiated capped call transactions (“Capped Calls”) with Goldman Sachs & Co. LLC, Bank of America, N.A. and Morgan Stanley & Co. LLC as well as with each of the option counterparties. The Capped Calls cover the aggregate number of shares of the Company’s common stock that initially underlie the Convertible Notes, and are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the Convertible Notes, and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the Capped Calls is initially $27.10. The Capped Calls are recorded as a reduction to additional paid-in capital and are not accounted for as derivatives.
The Convertible Notes will have an impact on the Company’s diluted earnings per share when the average market price of its common stock exceeds the conversion price of $17.62 per share, as the Company intends to settle the principal amount of the Convertible Notes in cash upon conversion. For the six months ended June 30, 2021, the average market price of the Company's common stock was $31.11, which exceeded the conversion price. As such, the Company used the treasury stock method to compute the dilutive shares of common stock related to the Convertible Notes for periods the Company reported net income. Upon conversion, there will be no economic dilution from the Convertible Notes until the average market price of the Company’s common stock exceeds the cap price of $27.10 per share, as exercise of the Capped Calls offsets any dilution from the Convertible Notes from the conversion price up to the cap price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.
Equipment Notes
Between December 2017 and August 2020, the Company entered into four long-term financing agreements (the “Equipment Notes”) with Bank of America N.A. and other lenders to invest in its golf ball manufacturing facility in Chicopee, Massachusetts, its North American Distribution Center in Roanoke, Texas, and in corporate IT equipment. The loans are secured by the underlying equipment at each facility and the IT equipment.
Interest expense recognized during the three months ended June 30, 2021 and 2020 was $221,000 and $212,000, respectively. Interest expense recognized during the six months ended June 30, 2021 and 2020 was $460,000 and $377,000, respectively.
The Equipment Notes are subject to compliance with the financial covenants in the Company's ABL Facility. As of June 30, 2021, the Company was in compliance with these covenants.
Mortgage Loans
In connection with the merger with Topgolf on March 8, 2021, the Company assumed three mortgage loans related to the construction of three venues. The loans require either monthly (i) principal and interest payments or (ii) interest-only payments until their maturity dates. For loans requiring monthly interest-only payments, the entire unpaid principal balance and any unpaid accrued interest is due on the maturity date. The mortgage loans are secured by the assets of each respective venue.
The following table presents the Company's combined aggregate amount of maturities for the Company's long-term debt over the next five years and thereafter as of June 30, 2021. Amounts payable under the ABL Facility are excluded from this table as they are short-term in nature. Amounts payable under the Term Loan Facility included below represent the minimum principal repayment obligations. As of June 30, 2021, the Company does not anticipate excess cash flow repayments as defined by the Term Loan Facility.

(in thousands)
Remainder of 2021	$10,489
2022	21,237
2023	18,581
2024	67,357
2025	14,159
Thereafter	1,051,568
$1,183,391
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

The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings per common share—basic
Net income (loss)	$91,744	$(167,684)	$364,205	$(138,790)
Weighted-average common shares outstanding—basic(1)	185,225	94,141	151,541	94,225
Basic earnings (loss) per common share	$0.50	$(1.78)	$2.40	$(1.47)
Earnings per common share—diluted
Net income (loss)	$91,744	$(167,684)	$364,205	$(138,790)
Weighted-average common shares outstanding—basic(1)	185,225	94,141	151,541	94,225
Convertible notes weighted-average shares outstanding	6,850	—	6,105	—
Outstanding options, restricted stock units and performance share units	2,259	—	1,993	—
Weighted-average common shares outstanding—diluted	194,334	94,141	159,639	94,225
Diluted earnings (loss) per common share	$0.47	$(1.78)	$2.28	$(1.47)

(1)In connection with the Topgolf merger, on March 8, 2021, the Company issued 89,776,450 of its common stock to the stockholders of Topgolf, and 187,568 of its common stock for restricted stock awards converted in the merger (see Note 15), of which 89,964,018 and 56,662,420 weighted average shares for the three and six months ended June 30, 2021, respectively, were included in the basic and diluted share calculations based on the number of days the shares were outstanding during the periods.
In May 2020, the Company issued $258,750,000 of 2.75% Convertible Notes. The Convertible Notes will have an impact on the Company’s diluted earnings per share when the average market price of its common stock exceeds the conversion price of $17.62 per share, as the Company intends to settle the principal amount of the Convertible Notes in cash upon conversion. The Company is required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Convertible Notes for periods the Company reports net income. As of June 30, 2021, the average market price of its common stock exceeded this conversion price per share and as such, the common shares underlying convertible notes were included in the diluted calculation for the three and six months ended June 30, 2021 (see Note 7).
For the three and six months ended June 30, 2021, securities outstanding totaling approximately 1,200,000 and 1,042,000 shares, respectively, comprised of stock options and restricted stock units were excluded from the calculation of earnings per common share—diluted as they would be anti-dilutive. For the three and six months ended June 30, 2020, securities outstanding totaling approximately 1,153,000 and 1,260,000 shares, respectively, comprised of stock options, restricted stock units and performance share units were excluded from the calculation of loss per common share—diluted as they would be anti-dilutive.

Note 9. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in thousands):

	Golf Equipment	Apparel, Gear and Other	Topgolf	Total
Balance at December 31, 2020	$27,025	$29,633	$—	$56,658
Acquisitions	504,568	58,652	1,402,101	1,965,321
Impairments	—	—	—	—
Foreign currency translation	(71)	—	—	(71)
Balance at June 30, 2021	$531,522	$88,285	$1,402,101	$2,021,908
Goodwill at June 30, 2021 increased to $2,021,908,000 from $56,658,000 at December 31, 2020. This $1,965,250,000 increase was primarily due to the addition of $1,965,321,000 in goodwill in connection with the Topgolf merger in March 2021, of which the Company attributed $1,402,101,000 to the Topgolf business, and $504,568,000 and $58,652,000 to the golf equipment and apparel businesses, respectively (see Note 6). This increase was partially offset by changes in foreign currency rates period over period.
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and non-amortizing intangible assets are subject to an annual impairment test or more frequently when impairment indicators are present. As of June 30, 2021 and December 31, 2020 the Company recognized accumulated impairment losses on goodwill of $148,375,000. There were no impairment losses recognized during the three or six months ended June 30, 2021.
The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	June 30, 2021
		Gross(1)	Accumulated Amortization	Translation Adjustment	Net Book Value
Indefinite-lived:
Trade name, trademark, trade dress and other	NA	$1,441,003	$—	$6,695	$1,434,308
Liquor licenses	NA	7,452	—	—	7,452
Amortizing:
Patents	2-16	32,041	31,617	—	424
Customer and distributor relationships and other	1-10	61,377	23,278	1,021	37,078
Developed technology	10	79,994	2,496	123	77,375
Total intangible assets		$1,621,867	$57,391	$7,839	$1,556,637

	Useful Life (Years)	December 31, 2020
		Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
Trade name, trademark, trade dress and other	NA	$446,803	$—	$446,803
Amortizing:
Patents	2-16	31,581	31,581	—
Customer and distributor relationships and other	1-10	57,309	19,773	37,536
Total intangible assets		$535,693	$51,354	$484,339

(1) The gross balance of intangible assets as of June 30, 2021 includes additions of $1,001,600,000 and $84,528,000 in indefinite-lived and amortizing intangible assets, respectively, related to the Topgolf merger that was completed on March 8, 2021.
The Company recognized amortization expense related to intangible assets of $3,736,000 and $1,213,000 for the three months ended June 30, 2021 and 2020, respectively, and $6,037,000 and $2,393,000 for the six months ended June 30, 2021 and 2020, respectively, in selling, general and administrative expenses in the accompanying consolidated condensed statements of operations.

Amortization expense related to intangible assets at June 30, 2021 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2021	$10,522
2022	14,348
2023	12,675
2024	12,532
2025	12,454
Thereafter	52,346
$114,877
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
Investment in Full Swing Golf Holdings, Inc.
In connection with the merger with Topgolf, the Company acquired a minority interest of 17.7% in Full Swing Golf Holdings, Inc. (“Full Swing”), owners of indoor golf simulation technology that delivers golf ball tracking data and measures ball flight indoors. The fair value of this investment as of the merger date was $27,740,000. The Company accounts for this investment at cost less impairments in accordance with ASC 2016-01. As of June 30, 2021, the Company believed its cost investment in Full Swing approximated its fair value. Subsequent to June 30, 2021, the Company sold a portion of its investment in Full Swing for cash proceeds of approximately $18,591,000. As a result of the transaction, the Company now owns a minority interest of 7.3% in Full Swing.
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

The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense. The warranty reserve is included in other current liabilities in the accompanying consolidated condensed balance sheets as of June 30, 2021 and December 31, 2020. Amount in the table below are in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$10,700	$9,791	$9,364	$9,636
Provision	3,477	1,562	5,933	3,370
Claims paid/costs incurred	(2,644)	(1,574)	(3,764)	(3,227)
Ending balance	$11,533	$9,779	$11,533	$9,779
Note 12. Selected Financial Statement Information

	June 30, 2021	December 31, 2020
	(In thousands)
Inventories:
Raw materials	$70,900	$69,932
Work-in-process	1,098	1,010
Finished goods	258,760	281,602
Food and beverage	4,588	—
	$335,346	$352,544
Property, plant and equipment, net:
Land	$90,232	$7,308
Buildings and leasehold improvements	798,078	100,653
Machinery and equipment	196,819	137,026
Furniture, computer hardware and equipment	176,141	100,558
Internal-use software	77,566	42,082
Production molds	7,163	6,809
Construction-in-process	181,044	13,299
	1,527,043	407,735
Accumulated depreciation	(262,157)	(261,240)
	$1,264,886	$146,495
Accounts payable and accrued expenses:
Accounts payable	$111,255	$66,282
Accrued expenses	207,149	136,277
Accrued inventory	108,173	73,650
	$426,577	$276,209
Accrued employee compensation and benefits:
Accrued payroll and taxes	$68,173	$17,009
Accrued vacation and sick pay	22,355	12,887
Accrued commissions	4,899	1,041
	$95,427	$30,937
During the three months ended June 30, 2021 and 2020, the Company recorded depreciation expense of $39,534,000 and $8,147,000, respectively, and $57,505,000 and $15,964,000 for the six months ended June 30, 2021 and 2020, respectively, on the accompanying consolidated condensed statements of operations.
Note 13. Income Taxes
The Company calculates its interim income tax provision in accordance with ASC Topic 270, “Interim Reporting,” and ASC Topic 740, “Accounting for Income Taxes.” Historically, the Company calculated the provision for income taxes during the interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and six months ended June 30, 2021. Therefore, a discrete effective tax rate method was used to calculate taxes for the three and six months ended June 30, 2021.
In March 2021, the Company acquired Topgolf through a non-taxable stock acquisition in a share exchange. The purchase price of Topgolf at acquisition was approximately $3,014,174,000. The Company recorded a deferred tax liability of approximately $293,000,000 related to the acquired intangibles, offset by approximately $154,000,000 of other acquired deferred tax assets, after consideration of acquired valuation allowances.
In January 2019, the Company acquired Jack Wolfskin for approximately $521,201,000 (including cash acquired of $58,096,000). The Company recorded a deferred tax liability of $88,392,000 related to the intangibles upon acquisition in addition to $11,384,000 deferred tax assets acquired. In the second quarter of 2020, due to a decline in projected revenues caused by the COVID-19 pandemic, the Company recognized an impairment charge of $174,269,000 to write down the goodwill and trade name associated with Jack Wolfskin to its fair value (see Note 9). The impaired goodwill was comprised of book basis over tax basis with no corresponding deferred tax liability. The brand value impairment resulted in the reduction of approximately $7,900,000 of the deferred tax liability previously recorded as part of acquisition accounting.
The realization of deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. As a result of the Topgolf merger and the fact that Topgolf’s losses exceed Callaway’s income in recent years, the Company recorded a valuation allowance in its income tax provision of approximately $38,927,000 against certain of its net operating losses and tax credit carryforwards during the three months ended March 31, 2021. In connection with the purchase accounting related to the merger with Topgolf, the Company also recorded a valuation allowance in goodwill of approximately $80,566,000 against certain Topgolf deferred tax assets acquired in the merger. For the three months ended June 30, 2021, the Company released acquired Topgolf valuation allowances of approximately $32,743,000 due to significant earnings in the period and as a consequence of using the discrete effective tax rate method described above. The Company will continue to assess this amount through the measurement period. With respect to Jack Wolfskin and previously existing non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established.
The Company recorded an income tax benefit of $15,853,000 and a tax provision of $31,890,000 for the three and six months ended June 30, 2021, respectively. As a percentage of pre-tax income, the Company's effective tax rate was (20.9)% and 8.1% for the three and six months ended June 30, 2021, respectively. In the three months ended June 30, 2021 the primary difference between the statutory rate and the effective rate relates to the tax effect of the valuation allowance release described above. In the six months ended June 30, 2021 the primary difference between the statutory rate and the effective rate relates to excluding the book gain on pre-merger Topgolf shares for tax purposes offset by the valuation allowances on the Company’s deferred tax assets discussed above.
At June 30, 2021, the gross liability for income taxes associated with uncertain tax positions was $27,028,000. Of this amount, $5,267,000 would benefit the Company’s consolidated condensed financial statements and effective income tax rate if favorably settled. The unrecognized tax liabilities are expected to decrease by approximately $470,000 during the next 12 months. The gross liability for uncertain tax positions decreased by $1,392,000 for the three months ended June 30, 2021. The decrease was primarily due to an increase in effectively settled tax positions taken in the current quarter. The gross liability for uncertain tax positions decreased by $1,274,000 for the six months ended June 30, 2021. The decrease was primarily due to an increase in effectively settled tax positions taken in the current year.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended June 30, 2021 and 2020, the Company's provision for income taxes includes a benefit of $49,000 and an expense of $25,000, respectively, related to the recognition of interest and/or penalties. For the six months ended June 30, 2021 and 2020, the Company's provision for income taxes includes a benefit of $282,000 and an expense of $54,000, respectively, related to the recognition of interest and/or penalties. As of June 30, 2021 and December 31, 2020, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $950,000 and $1,232,000, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in the following major jurisdictions:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2010 and prior
California (U.S.)	2008 and prior
Germany	2013 and prior
Japan	2015 and prior
South Korea	2015 and prior
United Kingdom	2016 and prior
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
The minimum obligation that the Company is required to pay as of June 30, 2021 under these agreements is $96,214,000 over the next five years and thereafter as follows (in thousands):

Remainder of 2021	$40,895
2022	33,472
2023	20,969
2024	753
2025	125
$96,214
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
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s consolidated financial statements. The fair value of indemnities, commitments and guarantees that the Company issued during and as of June 30, 2021 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 15. Share-Based Employee Compensation
As of June 30, 2021, the Company had three shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan, the 2013 Non-Employee

Directors Stock Incentive Plan and the 2021 Employment Inducement Plan. The Company grants stock options, restricted stock units, performance share units, phantom stock units, stock appreciation rights and other awards under these plans.
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
Compensation expense will be recognized over the remaining vesting terms of each award ranging between 1 to 3 years. During the three and six months ended June 30, 2021, the Company recognized $1,572,000 and $1,978,000, respectively, in compensation expense related to these awards, net of estimated forfeitures. At June 30, 2021, unamortized compensation expense related to stock options and restricted stock awards was $4,061,000 and $3,792,000, respectively, which will recognized over a weighted average period of 1.5 years and 1.7 years, respectively.
Restricted Stock Units
Restricted stock units are valued at the Company’s closing stock price on the date of grant, and generally vest over a one- to five-year period. Compensation expense for restricted stock units is recognized on a straight-line basis over the vesting period and is reduced by an estimate for forfeitures.
During the three months ended June 30, 2021 and 2020, the Company granted 122,000 and 134,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $29.66 and $14.15 per share, respectively. During the six months ended June 30, 2021 and 2020, the Company granted 1,109,000 shares underlying restricted stock units, including inducement awards of 774,000, and 402,000 shares underlying restricted stock units, respectively, at a weighted average grant-date fair value of $29.61 and $17.83 per share, respectively.
Total compensation expense, net of estimated forfeitures, recognized for restricted stock units was $3,775,000 and $1,362,000 for the three months ended June 30, 2021 and 2020, respectively, and $5,950,000 and $2,977,000, for the six months ended June 30, 2021 and 2020, respectively.
At June 30, 2021, the Company had $45,873,000 of total unamortized compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.3 years.
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
During the three months ended June 30, 2021, the Company granted 95,000 shares underlying performance share units at a weighted average grant-date fair value of $27.11. During the six months ended June 30, 2021 and 2020, the Company granted 1,440,000 shares underlying performance share units, including inducement awards of 1,149,000, and 125,000, respectively, at a weighted average grant-date fair value of $29.42 and $19.66, respectively. There were no performance share units granted during three months ended June 30, 2020.
During the three months ended June 30, 2021 and 2020, the Company recognized total compensation expense, for performance-based awards of $5,692,000 and $1,572,000, respectively, net of estimated forfeitures, and $7,720,000 and $1,817,000 for the six months ended June 30, 2021 and 2020, respectively.

At June 30, 2021, unamortized compensation expense related to these awards was $70,749,000, which is expected to be recognized over a weighted-average period of 2.4 years.

Share-Based Compensation Expense
The table below summarizes the amounts recognized in the financial statements for the three and six months ended June 30, 2021 and 2020 for share-based compensation, including expense for restricted stock units, performance share units, restricted stock awards and stock options (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Cost of products	$321	$239	$547	$395
Selling, general and administrative expenses	10,471	2,526	14,681	4,114
Research and development expenses	244	168	420	285
Total cost of share-based compensation included in income, before income tax	11,036	2,933	15,648	4,794
Income tax benefit	2,649	704	3,756	1,151
Total cost of employee share-based compensation, after tax	$8,387	$2,229	$11,892	$3,643
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

The following table summarizes the valuation of the Company’s foreign currency forward contracts (see Note 17) that are measured at fair value on a recurring basis by the above pricing levels at June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Foreign currency forward contracts—asset position(1)	$6,552	$—	$6,552	$—
Foreign currency forward contracts—liability position(1)	(378)	—	(378)	—

Interest rate hedge agreements—liability position(2)	(13,303)	—	(13,303)	—
	$(7,129)	$—	$(7,129)	$—
December 31, 2020
Foreign currency forward contracts—asset position(1)	$90	$—	$90	$—
Foreign currency forward contracts—liability position(1)	(1,553)	—	(1,553)	—

Interest rate hedge agreements—liability position(2)	(17,922)	—	(17,922)	—
	$(19,385)	$—	$(19,385)	$—

(1)The fair value of the Company’s foreign currency forward contracts is based on observable inputs that are corroborated by market data. Observable inputs include broker quotes, daily market foreign currency rates and forward pricing curves. Remeasurement gains and losses on foreign currency forward contracts designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) until recognized in earnings during the period that the hedged transactions take place (see Note 17).
(2)The fair value of interest rate hedge contracts is based on observable inputs that are corroborated by market data. Observable inputs include daily market foreign currency rates and interest rate curves. Remeasurement gains and losses are recorded in accumulated other comprehensive income (loss) until recognized in earnings as interest payments are made or received on the Company’s variable-rate debt. Remeasurement gains and losses on foreign currency forward contracts that are not-designated as cash flow hedges are recorded in other income (expense) (see Note 17).
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents at June 30, 2021 and December 31, 2020 are categorized within Level 1 of the fair value hierarchy. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated condensed balance sheets as of June 30, 2021 and December 31, 2020 (in thousands).

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility(1)	$439,200	$441,515	$441,600	$443,243
Japan Term Loan Facility(2)	$15,300	$15,356	$18,390	$16,083
Convertible Notes(3)	$258,750	$526,802	$258,750	$414,191
U.S. Asset-Based Revolving Credit Facility(4)	$21,438	$21,438	$22,130	$22,130
Equipment Notes(5)	$27,655	$29,380	$31,822	$29,385
Topgolf Revolving Credit Facility(6)	$42,873	$42,873	$—	$—
Mortgage Loans(7)	$46,634	$52,739	$—	$—
Topgolf Term Loan(8)	$335,088	$331,835	$—	$—

(1)In January 2019, the Company entered into a Term Loan Facility. The fair value of this debt is based on quoted prices for similar instruments in active markets combined with quantitative pricing models, and is therefore categorized within Level 2 of the fair value hierarchy. See Note 7 for further information.

(2)In August 2020, the Company entered into the Japan Term Loan Facility. The fair value is categorized within Level 2 of the fair value hierarchy. The Company used discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt to derive the fair value. See Note 7 for further information.
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
(6)The carrying amount of the Topgolf Revolving Credit Facility approximates its fair value because the applicable interest rate is adjusted regularly based on current market conditions. See Note 7 for further information.
(7)The fair value of the mortgage loans is calculated based on the future payments under the mortgage agreement discounted at the incremental borrowing rate. See Note 7 for further information.
(8)The fair value of the Topgolf Term Loan is based on quoted market rate from the lender. See Note 7 for further information.
Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a nonrecurring basis at least annually or more frequently if certain indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments that are written down to fair value when they are held for sale or determined to be impaired. During the second quarter of 2020, the Company considered the macroeconomic conditions related to the COVID-19 pandemic and its potential impact to sales and operating income for the remainder of fiscal 2020, and determined that there were indicators of impairment and proceeded with a quantitative assessment of goodwill for all reporting units. As a result of the second quarter assessment, the Company determined that the fair value of one of its reporting units was less than its carrying value, and therefore recognized a goodwill impairment loss of $148,375,000 in the second quarter of 2020. In addition, the Company recognized an impairment loss of $25,894,000 on one of its trade names (see Note 9). There were no impairment losses recorded during the three and six months ended June 30, 2021.
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
The following table summarizes the fair value of the Company's derivative instruments as well as the location of the asset and/or liability on the consolidated condensed balance sheets at June 30, 2021 and December 31, 2020 (in thousands):

	Balance Sheet Location	Fair Value of Asset Derivatives
		June 30, 2021	December 31, 2020
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$1,874	$37
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	4,678	53
Total asset position		$6,552	$90

	Balance Sheet Location	Fair Value of Liability Derivatives
		June 30, 2021	December 31, 2020
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accrued AP and expenses	$116	$38
Interest rate hedge contracts	Accrued AP and expenses	4,752	4,780
Interest rate hedge contracts	Other long-term liabilities	8,551	13,142
		13,419	17,960
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued AP and expenses	262	1,515
Total liability position		$13,681	$19,475
The Company's derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated condensed balance sheets at June 30, 2021 and December 31, 2020.
Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 to 15 months from their inception. At June 30, 2021 and December 31, 2020, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $34,075,000, and $756,000, respectively.
    As of June 30, 2021, the Company recorded a net gain of $2,065,000 in accumulated other comprehensive loss related to foreign currency forward contracts. Of this amount, net gains of $192,000 for the three months ended June 30, 2021 and net losses of $78,000 for the six months ended June 30, 2021, were removed from accumulated other comprehensive loss and recognized in cost of products for the underlying sales that were recognized, and net gains of $22,000 and $44,000 for the three and six months ended June 30, 2021, respectively, related to the amortization of forward points were removed from accumulated other comprehensive loss and recognized in cost of products. There were no ineffective hedge gains or losses recognized during the three and six months ended June 30, 2021. Based on the current valuation, the Company expects to reclassify net gains of $1,829,000 from accumulated other comprehensive loss into net earnings during the next 12 months.
     The Company recognized net gains of $407,000 and $408,000 in cost of products in the three and six months ended June 30, 2020, respectively.
Interest Rate Hedge Contract and Cross-Currency Debt Swap
In order to mitigate the risk of changes in interest rates associated with the Company's variable-rate Term Loan Facility and EUR denominated intercompany loan, the Company used a cross-currency debt swap and interest rate hedge, both designated as cash flow hedges (see Note 7) by converting a portion of the USD denominated Term Loan Facility, which has a higher variable interest rate, to a EUR denominated synthetic note at a lower fixed rate. During the first quarter of 2020, the Company unwound the cross-currency swap, and as of June 30, 2020 the Company determined that the forecasted transaction in connection with the underlying EUR denominated intercompany loan was no longer probable of occurring. As such, the Company discontinued the hedge and released net gains of $11,046,000 from accumulated other comprehensive income to other income (expense), net during the second quarter of 2020. The Company maintained the interest rate hedge related to the USD denominated Term Loan Facility in order to continue mitigating the risk of changes in interest rates. Over the life of the facility, the Company will receive variable interest payments from the counterparty lenders in exchange for the Company making fixed rate payments, without exchange of the underlying notional amount. The notional amount outstanding under the interest rate hedge contract was $195,348,000 and $196,350,000 as of June 30, 2021 and December 31, 2020, respectively.
During the three and six months ended June 30, 2021, the Company recorded net gains of $462,000 and $2,228,000 related to the remeasurement of the interest rate hedge contract in accumulated other comprehensive loss. Of these amounts, net losses of $1,206,000 and $2,391,000 were relieved from accumulated other comprehensive loss and recognized in interest expense during the three and six months ended June 30, 2021, respectively. Based on the current valuation, the Company expects to reclassify a net loss of $4,757,000 related to the interest rate hedge contract from accumulated other comprehensive loss into earnings during the next 12 months. The Company recognized net losses of $1,017,000 and $1,451,000 in interest expense during the three and six months ended June 30, 2020, respectively.
In connection with the cross-currency swap contract, during the six months ended June 30, 2020, the Company recorded a remeasurement net gain of $15,081,000 in accumulated other comprehensive loss. There were no remeasurement gains or losses recorded during the three months ended June 30, 2020. During the three and six months ended June 30, 2020, net gains of $11,463,000 and $18,510,000, respectively, were relieved from accumulated other comprehensive loss. The recognition of these net gains into earnings is summarized as follows:
•Net gains of $11,046,000 related to the discontinuation of the cross-currency swap contract were recognized in other income (expense) in the three and six months ended June 30, 2020.
•Net gains related to foreign currency of $5,735,000 were recognized in other income (expense) in the six months ended June 30, 2020. There were no net foreign currency gains or losses recognized in the six months ended June 30, 2021.
•Net gains of $417,000 and $1,730,000 were recognized in interest expense during the three and six months ended June 30, 2020, respectively. There were no net gains or losses recognized in interest income during the three and six months ended June 30, 2021.

    The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Gain/(Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2021	2020	2021	2020
Foreign currency forward contracts	$(126)	$(436)	$2,065	$1,974
Cross-currency debt swap agreements	—	—	—	15,081
Interest rate hedge agreements	(462)	(1,928)	2,228	(13,161)
	$(588)	$(2,364)	$4,293	$3,894

	Gain/(Loss) Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2021	2020	2021	2020
Foreign currency forward contracts	$215	$638	$(33)	$872
Cross-currency debt swap agreements	—	11,463	—	18,510
Interest rate hedge agreements	(1,206)	(1,017)	(2,391)	(1,447)
	$(991)	$11,084	$(2,424)	$17,935

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At June 30, 2021 and December 31, 2020, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $177,509,000 and $81,627,000, respectively. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the consolidated condensed statements of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 16).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three and six months ended June 30, 2021 and 2020, respectively, in addition to the derivative contract type (in thousands):

	Location of Net Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Net Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Foreign currency forward contracts	Other expense, net	$(1,610)	$(595)	$9,030	$5,261
In addition, for the three months ended June 30, 2021 and 2020, the Company recognized a net foreign currency transaction loss of $1,604,000 and a gain of $2,906,000, respectively, and net foreign currency losses of $3,067,000 and $2,241,000, respectively for the six months ended June 30, 2021 and 2020, related to transactions with its foreign subsidiaries.

Note 18. Accumulated Other Comprehensive Loss
The following table details the amounts reclassified from accumulated other comprehensive loss to cost of products, as well as changes in foreign currency translation for the three and six months ended June 30, 2021. Amounts are in thousands.

	Derivative Instruments	Foreign Currency Translation	Total

Accumulated other comprehensive loss, March 31, 2021, after tax	$(8,674)	$(8,772)	$(17,446)
Change in derivative instruments	(588)	—	(588)
Net gains reclassified to cost of goods sold	(215)	—	(215)
Net losses reclassified to interest expense	1,206	—	1,206
Income tax provision on derivative instruments	(617)	—	(617)
Foreign currency translation adjustments	—	5,966	5,966
Accumulated other comprehensive loss, June 30, 2021, after tax	$(8,888)	$(2,806)	$(11,694)

	Derivative Instruments	Foreign Currency Translation	Total

Accumulated other comprehensive loss, December 31, 2020, after tax	$(14,017)	$7,471	$(6,546)
Change in derivative instruments	4,293	—	4,293
Net gains reclassified to cost of products	33	—	33
Net losses reclassified to interest expense	2,391	—	2,391
Income tax provision on derivative instruments	(1,588)	—	(1,588)
Foreign currency translation adjustments	—	(10,277)	(10,277)
Accumulated other comprehensive loss, June 30, 2021, after tax	$(8,888)	$(2,806)	$(11,694)
Note 19. Segment Information
On March 8, 2021 the Company completed its merger with Topgolf. Topgolf is primarily a services-based business that provides hospitality offerings and golf entertainment experiences, which is uniquely different compared to the Company's Golf Equipment and Apparel, Gear and Other businesses, which produce, distribute and sell goods through various sales channels. Accordingly, based on the Company's re-assessment of its operating segments, the Company added a third operating segment for its Topgolf business. Therefore, as of June 30, 2021, the Company had three reportable operating segments: Golf Equipment, Apparel, Gear and Other and Topgolf.
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
There are no significant intersegment transactions during the three and six months ended June 30, 2021 or 2020.

The tables below contain information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
Golf Equipment	$401,259	$209,943	$778,141	$501,604
Apparel, Gear and Other	186,929	87,053	369,031	237,668
Topgolf(1)	325,453	—	418,090	—
Total net revenues	$913,641	$296,996	$1,565,262	$739,272

Income before income taxes:
Golf Equipment	$98,089	$29,181	$183,010	$87,801
Apparel, Gear and Other	15,668	(11,711)	36,158	(15,510)
Topgolf(1)	24,204	—	28,158	—
Total segment operating income	137,961	17,470	247,326	72,291
Reconciling items(2)	(62,070)	(193,085)	148,769	(209,861)
Total income before income taxes	$75,891	$(175,615)	$396,095	$(137,570)

Additions to long-lived assets:(3)
Golf Equipment	$9,359	$2,778	$15,784	$19,740
Apparel, Gear and Other	7,507	3,142	12,574	13,266
Topgolf	114,009	—	140,127	—
Total additions to long-lived assets	$130,875	$5,920	$168,485	$33,006

(1)On March 8, 2021, the Company completed the merger with Topgolf and has included the results of operations of Topgolf in its consolidated condensed statements of operations from that date forward.
(2)Reconciling items represent the deduction of corporate general and administration expenses and other income (expenses), which are not utilized by management in determining segment profitability. Reconciling items for the three and six months ended June 30, 2021 also include (i) transaction, transition and other non-recurring expenses in connection with the merger with Topgolf of $2,503,000 and $18,731,000, respectively, (ii) amortization and depreciation expense of $6,184,000 and $8,431,000, respectively, on the acquired intangible assets and fair value step-up of leases and property, plant and equipment (see Note 6), and (iii) $771,000 and $1,480,000, respectively, of costs related to the implementation of new IT systems for Jack Wolfskin. The six months ended June 30, 2021 also includes a gain of $252,531,000 related to the fair value step-up on the Company's pre-acquisition investment in Topgolf (see Note 10).
Reconciling items for the three and six months ended June 30, 2020 included an impairment charge of $174,269,000 related to Jack Wolfskin (see Note 9), in addition to severance related to the Company's cost reduction initiatives in response to the COVID-19 pandemic, non-recurring costs associated with the Company's transition to its new North America Distribution Center and costs related to the integration of Jack Wolfskin. These increases were partially offset by the recognition of a net gain of $11,046,000 related to a cash flow hedge that was discontinued during the second quarter of 2020.
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
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with the accounting principles generally accepted in the United States ("GAAP"), the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. This non-GAAP information includes certain of the Company’s financial results on a constant currency basis. This constant currency information estimates what the Company’s financial results would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency results and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. In addition, this non-GAAP information includes certain of the Company's financial results without certain non-cash charges recognized in the three and six months ended June 30, 2021, including a gain to step-up the Company's former investment in Topgolf to its fair value, amortization expense of intangible assets associated with the Jack Wolfskin, OGIO, TravisMathew acquisitions and more recently the merger with Topgolf, the discount amortization of the Convertible Notes issued in May 2020, a valuation allowance on certain deferred tax assets, in addition to other non-recurring expenses. For the three and six months ended June 30, 2020, non-GAAP financial results exclude certain non-cash charges, including amortization expense of intangible assets associated with the Jack Wolfskin, OGIO and TravisMathew acquisitions, in addition to non-recurring costs associated with the Company's transition to the new North America Distribution Center, in addition to other integration costs associated with Jack Wolfskin.
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
On March 8, 2021, the Company completed its previously announced merger with Topgolf. Topgolf is a leading tech-enabled golf entertainment business, with an innovative platform that comprises its state-of-the-art open-air golf and entertainment venues, revolutionary Toptracer ball-tracking technology and innovative media platform. The combined company will benefit from a compelling family of brands with reach across multiple channels including retail, venues, e-commerce and digital communities. The Company's results of operations below therefore present the consolidated results of the Company and Topgolf for the three and six months ended ended June 30, 2021.
The Company’s Topgolf subsidiary operates on a 52- or 53-week fiscal year ending on the Sunday closest to December 31. As such, the Topgolf financial information included in the Company’s consolidated condensed financial statements for the six months ended June 30, 2021 is from March 8, 2021 through July 4, 2021. Additionally, based on the Company's assessment of the combined business, the Company modified the presentation of its consolidated condensed statements of operations for the three and six months ended June 30, 2021 and 2020. For further information about the merger with Topgolf see Note 6 "Business Combinations" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
The Company’s Topgolf operating segment is comprised of Topgolf venues, Toptracer and media that leverage its brand, proprietary technology, and hospitality offerings to create entertainment experiences for its guests.
The Venues business consists of Company-operated venues within the United States and company-operated and franchised venues outside the United States. Topgolf’s venues offer state-of-the-art entertainment facilities with multiple forms of entertainment and are equipped with technology-enabled hitting bays, multiple bars, dining areas and exclusive event spaces. Revenue from Company-operated venues is primarily derived from food and beverage, gameplay, and events. Topgolf receives a royalty from its franchised locations. As of June 30, 2021, Topgolf had 64 venues and one lounge operating in the United States, with an additional eight venues under construction, three Company-operated venues in the United Kingdom, with an additional one under construction, and three franchised venues (in Australia, Mexico and the United Arab Emirates), with an additional two franchised venues under construction in (in Germany and Thailand).
Topgolf has other lines of business, including the Toptracer ball-flight tracking technology, which is licensed to independent driving ranges and used in golf broadcasts, the World Golf Tour ("WGT") digital golf game, digital content creation and sponsorship operations. As of June 30, 2021, Topgolf had 11,055 Toptracer bays installed.
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
Cost of Products and Services
The Company’s cost of products is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. In addition, cost of products includes retail merchandise costs for products sold in retail shops within Topgolf venue facilities. Historically, over 85% of the Company's manufacturing costs, primarily material and component costs, are variable in nature and fluctuate with sales volumes. With respect to the Company's Golf Equipment operating segment, variable costs as a percentage of cost of sales range between 85% to 95% for golf club products and 70% to 80% for golf ball products. Variable costs for soft goods in the Apparel, Gear and Other operating segment are generally greater than 85% as fewer fixed costs are used in the manufacturing of soft goods products. Generally, the relative significance of the components of cost of sales does not vary materially from these percentages from period to period.
The Company’s cost of services primarily consists of food and beverage costs and transaction fees with respect to in-app purchases within the Company’s WGT digital golf game. In addition, cost of services include hardware costs with respect to Topgolf's Toptracer license agreements classified as sales-type leases. Food and beverage costs are variable by nature, change with sales volume, and are impacted by product mix and commodity pricing.
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
For a further discussion of revenue and costs on the Company's segments, see "Operating Segment Results for the Three and Six Months Ended June 30, 2021 and 2020—Segment Profitability."
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

Executive Summary
The second quarter and first six months of 2021 were marked by record results for both revenue and operating income resulting from more consumers actively participating in the game of golf, leading to a surge in demand for the Company's products and services. The Company’s net revenue and results from operations in the second quarter and first six months of 2020 were adversely impacted in all markets and regions as much of the Company’s business in the second quarter was shut down due to the pandemic. Following the second quarter of 2020, the Company experienced an unprecedented demand for golf equipment and accessories, and the Company’s soft goods business rebounded faster than anticipated and exceeded expectations. As a result, second quarter net revenue increased $616.6 million, or 207.6%, to $913.7 million, while revenue for the first six months of the year increased $825.9 million, or 111.7%, to $1,565.2 million. This significant growth was driven by improved operating performance across all the Company's business segments. The Company's Golf Equipment and Apparel, Gear & Other segments delivered strong results as demand remained high for golf clubs and balls in addition to the Company's soft goods brands, namely TravisMathew and Jack Wolfskin, which grew despite retail pressures from COVID-19 shutdowns. The increase in net revenues also reflect incremental revenues of $325.5 million and $418.1 million in the second quarter and first half of 2021, respectively, due to the Topgolf merger, which was completed on March 8, 2021, and was included in the Company's results for the entire second quarter along with four weeks in first quarter 2021.
Operating income increased $284.7 million in the second quarter of 2021 to $107.3 million, compared to an operating loss of $177.4 million in the second quarter of the prior year period. Golf Equipment makes up the largest portion of operating income and was positively impacted by very strong top-line growth, operating expense leverage and favorable foreign currency exchange rates.
The Apparel, Gear and Other segment was a strong contributor to the Company’s growth in the second quarter of 2021 and year-to-date as well, as TravisMathew’s brand awareness and momentum accelerated and Jack Wolfskin delivered improved results, despite significant shutdowns in Europe through much of the first half of 2021.
As the United States economy reopened in the second quarter of 2021, following pandemic-related dining and entertainment venue closures, Topgolf’s business exceeded expectations with both new and experienced golfers utilizing the unique venues to practice and learn the game of golf. Topgolf contributed $325.5 million of net revenue and $24.2 million of segment operating income in the second quarter of 2021, both incremental to the comparative period in 2020. The Company continues to be excited by the growth opportunity embedded within the Topgolf business and feels it will be a strong contributor to overall growth for the Company and for the industry as more consumers are introduced to golf through Topgolf venues.
Looking forward, the Company is pleased that all of its business segments support an active outdoor lifestyle that is compatible with a world of social distancing. The Company is optimistic that its unique portfolio of businesses with the recent addition of Topgolf, as well as its continued brand momentum and increased demand for golf equipment, combined with the better than anticipated recovery in its soft goods business, will continue throughout the balance of 2021. There are some continuing challenges from the pandemic that will have a significant effect on the Company’s business in the short-term, including supply chain constraints, increased freight costs, staffing challenges and inflationary pressures. However, the Company believes that current demand levels, along with certain actions it can take, will mitigate the impact of these factors. The Company anticipates having strong financial results for the year, and it is energized by the opportunities ahead, and believes it is well situated to handle the prolonged pandemic.
Three-Month Periods Ended June 30, 2021 and 2020
Net Revenues
Net revenues for the second quarter of 2021 increased $616.6 million (207.6%) to $913.6 million compared to $297.0 million in the second quarter of 2020. This increase was driven by incremental net revenues of $325.5 million due to the merger with Topgolf, which represents a full quarter impact on net revenues since the completion of the merger on March 8, 2021. In addition, the increase in net revenues reflects the strength of the Company's Golf Equipment and Apparel, Gear and Other businesses, which increased $291.2 million or 98.0% compared to the second quarter of 2020. Net revenues from the Company's Golf Equipment and Apparel, Gear and Other businesses experienced significant increases across all product categories and in all major geographic regions, resulting from high demand of the Company'g golf and lifestyle products amid increased popularity for the game of golf as it continues to be a safe outdoor activity compatible with the norms of social distancing. Net revenues in the second quarter of 2020 were negatively impacted by the temporary closure of the Company's retail locations, manufacturing facilities and distributions centers, as well as its customers' retail locations, due to the COVID-19 pandemic. Fluctuations in foreign currencies had a favorable impact on net revenues of $18.3 million in the second quarter of 2021.
The Company’s net revenues by operating segment are presented below (dollars in millions):

	Three Months Ended June 30,		Growth
	2021	2020	Dollars	Percent
Net revenues:
Golf Equipment	$401.3	$209.9	$191.4	91.2%
Apparel, Gear and Other	186.9	87.1	99.8	114.6%
Topgolf	325.4	—	325.4	—
	$913.6	$297.0	$616.6	207.6%
For further discussion of each operating segment’s results, see "Operating Segment Results for the Three Months Ended June 30, 2021 and 2020" below.
Net revenues information by region is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth		Constant Currency Growth vs. 2020
	2021	2020	Dollars	Percent	Percent
Net revenues:
United States	$642.8	$171.7	$471.1	274.4%	274.4%
Europe	121.0	50.1	70.9	141.5%	118.7%
Japan	61.9	24.6	37.3	151.6%	155.3%
Rest of World	87.9	50.6	37.3	73.7%	58.5%
	$913.6	$297.0	$616.6	207.6%	201.5%
Net revenues in the United States increased $471.1 million (274.4%) to $642.8 million during the second quarter of 2021 compared to $171.7 million in the second quarter of 2020. The Company’s sales in regions outside of the United States increased $145.5 million (116.1%) to $270.8 million during the second quarter of 2021 compared to $125.3 million in the second quarter of 2020. The increase in both domestic and international net revenue in the second quarter of 2021 reflects the addition of the Topgolf business, as well as the continued strength and brand momentum of the Company's Golf Equipment business, combined with a strong rebound in the TravisMathew and Jack Wolfskin businesses in the United States and Europe, respectively. Net revenues across all brands in the second quarter of 2020 were severely impacted by the temporary shutdown of many of the Company's and it's customer's retail locations and facilities in all major regions due to the COVID-19 pandemic. Foreign currency fluctuations had a favorable impact of $18.3 million on net revenues during the second quarter of 2021 relative to the same period in the prior year.
Costs and Expenses
Cost of products increased $140.1 million to $315.0 million for the second quarter of 2021 compared to $174.9 million for the same period in 2020. The Company’s cost of products are highly variable in nature and this increase is due to the significant increase in sales volumes in the second quarter of 2021, combined with an increase in freight and overall commodity costs. In the second quarter of 2020, sales volumes were significantly lower due to the business disruptions caused by the COVID-19 pandemic.
Costs of services of $42.8 million primarily consist of the cost of food and beverage sold in the Company’s Topgolf venues as well as certain costs associated with licensing the Company’s Toptracer ball-flight tracking technology.
Other venue expenses of $202.3 million primarily consist of Topgolf venue related depreciation and amortization, employee costs, rent, utilities, and other costs associated with Topgolf venues.
Selling, general and administrative expenses increased $105.9 million to $221.1 million (24.2% of net revenues) in the second quarter of 2021 compared to $115.2 million (38.8% of net revenues) in the second quarter of 2020. This increase reflects incremental expenses of $45.1 million related to the merger with Topgolf completed in March 2021, and a $6.4 million increase in non-recurring expenses primarily related to transition expenses incurred in connection with the merger with Topgolf. Excluding these incremental expenses and non-recurring charges, selling, general and administrative expenses increased $54.4 million (47.2%) primarily due to an increase in variable costs associated with the Company's improved results combined with the Company's gradual reinvestment in the business in the second quarter of 2021, compared to the cost savings initiatives that the Company implemented in response to the various restrictions imposed by the COVID-19 pandemic in the second quarter of 2020. This resulted in increases in employee costs, which include an overall increase in salaries and wages and employee incentive compensation, advertising and promotional expenses, tour, professional fees primarily related to IT infrastructure improvements, and building expenses.
Research and development expenses increased $10.3 million to $20.3 million (2.2% of net revenues) in the second quarter of 2021 compared to $10.0 million (3.4% of net revenues) in the second quarter of 2020, primarily due to incremental expenses of $7.8 million related to the merger with Topgolf completed in March 2021, and an increase in employee costs.
Venue pre-opening costs of $4.8 million primarily include costs associated with activities prior to the opening of a new Company operated venue, as well as other costs that are not considered in the evaluation of ongoing venue performance. The Company expects to continue to incur pre-opening costs as it executes its growth trajectory of adding new Company-operated venues. Pre-opening costs are expected to fluctuate based on the timing, size and location of new Company-operated venues.
Due to the significant business disruption and macro-economic impact of COVID-19 on the Company's financial results, the Company performed a quantitative assessment of its goodwill and non-amortizing intangible assets during the second quarter of 2020 resulting in an impairment charge of $174.3 million (see Note 9, "Goodwill and Intangible Assets" to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q).
Other Income and Expense
Interest expense increased by $16.8 million to $29.1 million in the second quarter of 2021 compared to $12.3 million in the second quarter of 2020 primarily due to incremental interest of $16.2 million related to the debt and deemed landlord financing liabilities acquired as part of the Topgolf merger. See Note 7 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.
Other income/expense decreased by $16.5 million to other expense of $2.5 million in the second quarter of 2021 compared to other income of $14.0 million in the second quarter of 2020, primarily due to an $11.0 million gain recognized in the second quarter of 2020 in connection with the settlement of a cross-currency swap, combined with a $4.5 million decrease in foreign currency transaction gains period over period.
Income Taxes
The benefit for income taxes increased by $8.0 million to $15.9 million in the second quarter of 2021, compared to $7.9 million in the second quarter of 2020. As a percentage of pre-tax income, the Company’s income tax rate was -20.9% in the second quarter of 2021 compared to 4.5% in the second quarter of 2020 primarily due to the release of a portion of the Company's valuation allowance on certain net operating losses in the second quarter of 2021. The effective tax rate in the second quarter of 2020 was impacted by the recognition of a $174.3 million non-deductible impairment charge to write-down certain goodwill and intangible assets related to Jack Wolfskin. Excluding these items as well as other non-recurring items from both periods, the Company's effective income tax rate would have been 22.5% for the second quarter of 2021 compared to 27.2% for the second quarter of 2020. This decline is primarily due to a shift in mix of earnings to regions with lower tax rates. For further discussion see Note 13 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net Income (Loss)
Net income (loss) for the second quarter of 2021 increased $259.4 million to net income of $91.7 million compared to a net loss of $167.7 million in the second quarter of 2020, which includes the $174.3 million impairment charge. Diluted earnings (loss) per share increased $2.25 to earnings per share of $0.47 in the second quarter of 2021 compared to a loss per share of $1.78 in the second quarter of 2020.
On a non-GAAP basis, excluding the items described in the table below, the Company's net income and diluted earnings per share for the three months ended June 30, 2021 would have been $70.5 million and $0.36 per share, respectively, compared to $5.3 million and $0.06 per share, respectively, for the comparative period in 2020. The increase in non-GAAP earnings in 2021 was primarily driven by continued strong demand for the Company's products resulting from the overall increase in popularity of the game of golf combined with a strong rebound in revenues of the Company's apparel and soft goods product lines, and the incremental net income attributable to Topgolf. The Company's loss in the second quarter of 2020 resulted from the business disruptions and challenges caused by the COVID-19 pandemic and the $167.7 million impairment charge recognized in connection with Jack Wolfskin .
The table below presents a reconciliation of the Company's as-reported results for the three months ended June 30, 2021 and 2020 to the Company's non-GAAP results reported above for the same periods (in millions, except per share information).

	Three Months Ended June 30, 2021
	GAAP	Non-Cash Acquisition Amortization(1)	Non-Cash Amortization of Discount on Convertible Notes(2)	Acquisition and Other Non-Recurring Items(3)	Tax Valuation Allowance(4)	Non-GAAP
Net income (loss)	$91.7	$(6.8)	$(2.0)	$(2.7)	$32.7	$70.5
Diluted earnings (loss) per share	$0.47	$(0.03)	$(0.01)	$(0.02)	$0.17	$0.36
Weighted-average shares outstanding	194.3	194.3	194.3	194.3	194.3	194.3

	Three Months Ended June 30, 2020
	GAAP	Non-Cash Acquisition Amortization and Impairment Charges(1)	Non-Cash Amortization of Discount on Convertible Notes(2)	Other Non-Recurring Items(3)	Non-GAAP
Net income (loss)	$(167.7)	$(167.3)	$(1.2)	$(4.5)	$5.3
Diluted earnings (loss) per share	$(1.78)	$(1.78)	$(0.01)	$(0.05)	$0.06
Weighted-average shares outstanding	94.1	94.1	94.1	94.1	94.1

(1)Amounts for the second quarters of 2021 and 2020 include the non-cash amortization expense of intangible assets in connection with the acquisitions of Jack Wolfskin, TravisMathew and OGIO. In addition, the second quarter of 2021 includes non-cash amortization expense related to intangible assets acquired in connection with the merger with Topgolf in March 2021, as well as depreciation expense from the fair value step-up of Topgolf property, plant and equipment and amortization expense related to the fair value adjustments to Topgolf leases. The second quarter of 2020 also reflects an impairment charge of $174.3 million to write-down goodwill and the trade name related to Jack Wolfskin.
(2)Represents the non-cash amortization of the discount on the convertible notes issued in May 2020.
(3)Acquisition and other non-recurring items for the second quarter of 2021 primarily include transaction, transition and other non-recurring charges in connection with the merger with Topgolf, as well as implementation costs for new IT systems for Jack Wolfskin. Other non-recurring items for the second quarter of 2020 primarily include redundant costs associated with the Company's transition of its North America distribution center to a new facility, implementation costs for new IT systems for Jack Wolfskin, and severance charges associated with workforce reductions due to the COVID-19 pandemic.
(4)Represents the release of a portion of the valuation allowance attributable to the merger with Topgolf.

Operating Segment Results for the Three Months Ended June 30, 2021 and 2020
As a result of the Topgolf merger, the Company now has three operating segments, namely Golf Equipment; Apparel, Gear and Other; and Topgolf.
Golf Equipment
Golf Equipment net revenues increased $191.4 million (91.2%) to $401.3 million in the second quarter of 2021 compared to $209.9 million in the second quarter of 2020 due to a $164.0 million (105.1%) increase in golf club sales and a $27.4 million (50.8%) increase in golf ball sales. These increases were driven by the continued unprecedented surge in golf demand and participation, combined with the successful launch of the Company's new EPIC line of woods and APEX line of irons and the continued success of the Chrome Soft and Super Soft lines of golf balls, which resulted in a significant increase in sales volume across all product categories. Net revenues of golf equipment in the second quarter of 2020 were negatively impacted by the temporary closure of the Company's retail locations, manufacturing facilities and distributions centers, as well as its customers' retail locations, for the majority of the quarterly period caused by the COVID-19 pandemic.
Net revenues information for the Golf Equipment operating segment by product category is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth
	2021	2020	Dollars	Percent
Net revenues:
Golf Clubs	$320.0	$156.0	$164.0	105.1%
Golf Balls	81.3	53.9	27.4	50.8%
	$401.3	$209.9	$191.4	91.2%
Apparel, Gear and Other
Net revenues of Apparel, Gear and Other increased $99.8 million (114.6%) to $186.9 million in the second quarter of 2021 compared to $87.1 million in the second quarter of 2020. Apparel sales increased $55.1 million (151.8%) and sales of gear, accessories and other increased $44.7 million (88.0%) in the second quarter of 2021 compared to the second quarter of 2020. The increase in Apparel, Gear & Other was due to a strong rebound across all brands compared to the second quarter of 2020, which was severely impacted by the shutdown of distribution centers and many retail stores in all major regions. The increase in apparel sales was driven by increases across each of the Company's TravisMathew, Jack Wolfskin and Callaway apparel brands. The increase in Gear, Accessories and Other sales was driven by strong demand across all golf accessory categories for the Callaway brand, headwear and footwear for TravisMathew, and footwear at Jack Wolfskin.
The increase in TravisMathew sales was driven by strong brand momentum across all sales channels. The Callaway brand increased due to a significant increase in demand for golf accessories driven by the heightened popularity of the game of golf. The increase in Jack Wolfskin sales was driven by significant e-commerce sales and an increase in the wholesale business in Europe, despite most European retail locations being shut down for a significant portion of the second quarter.
Net revenues information for the Apparel, Gear and Other operating segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth
	2021	2020	Dollars	Percent
Net revenues:
Apparel	$91.4	$36.3	$55.1	151.8%
Gear, Accessories, & Other	95.5	50.8	44.7	88.0%
	$186.9	$87.1	$99.8	114.6%

Topgolf
Net revenues for Topgolf were $325.4 for the second quarter of 2021. Topgolf revenue is primarily generated from Company-operated venues equipped with technology-enabled hitting bays, multiple bars, dining areas and event spaces. Other business lines primarily include the Toptracer ball-flight tracking technology used by independent driving ranges and broadcast television, and the Company's WGT digital golf game.
Net revenues information for the Topgolf segment is summarized as follows (dollars in millions):

Three months ended June 30, 2021
Net revenues:
Venues	$303.4
Other business lines	22.0
$325.4
Segment Profitability
The Company evaluates the performance of its operating segments based on segment operating income. Management uses total segment operating income as a measure of its operational performance, excluding corporate overhead and certain non-recurring and non-cash charges.
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth		Non-GAAP Constant Currency Growth vs. 2020(1)
	2021	2020	Dollars	Percent	Percent
Net revenues:
Golf Equipment	$401.3	$209.9	$191.4	91.2%	86.1%
Apparel, Gear and Other	186.9	87.1	99.8	114.6%	108.4%
Topgolf	325.4	—	325.4	—	—
Total net revenues	$913.6	$297.0	$616.6	207.6%	201.5%

Segment operating income:
Golf Equipment	$98.1	$29.2	$68.9	236.0%
Apparel, Gear and Other	15.7	(11.7)	27.4	234.2%
Topgolf	24.2	—	24.2	—
Total segment operating income	138.0	17.5	120.5	688.6%
Corporate G&A and other(2)	30.7	194.9	(164.2)	(84.2)%
Total operating income	107.3	(177.4)	284.7	(160.5)%
Interest expense, net	(28.9)	(12.2)	(16.7)	136.9%
Other income, net	(2.5)	14.0	(16.5)	(117.9)%
Total income before income taxes	$75.9	$(175.6)	$251.5	(143.2)%

(1)Calculated by applying 2020 exchange rates to 2021 reported sales in regions outside the United States.
(2)Amounts for the second quarter of 2021 and 2020 include corporate general and administrative expenses not utilized by management in determining segment profitability, as well as non-cash amortization expense of intangible assets in connection with the acquisitions of OGIO, TravisMathew and Jack Wolfskin. In addition, the amount for 2021 includes (i) $2.5 million of transaction, transition and other non-recurring costs associated with the merger with Topgolf completed on March 8, 2021, (ii) $6.2 million of non-cash amortization expense for intangible assets acquired in connection with the merger with Topgolf, combined with depreciation expense from the fair value step-up of Topgolf property, plant and equipment and amortization expense related to the fair value adjustments to Topgolf leases, and (iii) $0.8 million of costs related to the implementation of new IT systems for Jack Wolfskin. The amount for the second quarter of 2020 includes (i) an impairment charge of $174.3 million related to Jack Wolfskin, (ii) $3.7 million of severance charges associated with workforce reductions due to the COVID-19 pandemic, (iii) $1.8 million of non-recurring costs associated with the Company's transition to the new North America Distribution Center as well as costs related to the implementation of new IT systems for Jack Wolfskin.
Operating income for the golf equipment operating segment increased $68.9 million (236.0%) to $98.1 million in the second quarter of 2021 from $29.2 million in the second quarter of 2020. This increase was driven by a significant increase in sales volume across all product categories as discussed above, in addition to the favorable impact of foreign currency exchange rates, the positive impact of leveraging fixed overhead and operating expenses on a higher revenue base period over period, and less promotional and discounting activities. In addition, the Company's second quarter results for its golf equipment business were severely impacted by the business disruptions and challenges caused by the COVID-19 pandemic.
Operating income for the apparel, gear and other operating segment increased $27.4 million (234.2%) to $15.7 million in the second quarter of 2021 compared to a pre-tax loss of $11.7 million in the second quarter of 2020. This increase was driven by a strong rebound in sales across all brands as discussed above combined with the favorable impact of foreign currency exchange rates, in addition to the favorable impact of leveraging fixed overhead and operating expenses on a higher revenue base period over period, less promotional activity, and an increase in direct-to-consumer e-commerce sales, which have higher profit margins relative to wholesale.
Topgolf contributed an incremental $24.2 million of operating income in the second quarter of 2021, which includes the opening of four new domestic locations during the second quarter of 2021, and a higher level of customer engagement as venues welcomed guests back to all locations.
Six-Month Period Ended June 30, 2021 and 2020
Net Revenues
Net revenues for the six months ended June 30, 2021 increased $825.9 million (111.7%) to $1,565.3 million compared to $739.3 million for the six months ended June 30, 2020. This increase was driven by $418.1 million of incremental Topgolf net revenues, which has been included in the Company's consolidated reported net revenues since the completion of the merger on March 8, 2021. In addition, the increase in net revenues reflects the strength of the Company's legacy Golf Equipment and Apparel, Gear and Other businesses, which increased $407.8 million (49.4%) compared to the first half of 2020. Net revenues from the Company's Golf Equipment and Apparel, Gear and Other businesses experienced significant increases across all product categories and in all major geographic regions, resulting from the success of the Company's current year product lines and overall brand momentum, and the continued popularity of the game of golf. Net revenues in the first half of 2020 were negatively impacted by temporary closure of the Company's retail locations, manufacturing facilities and distributions centers, as well as its customers' retail locations due to the COVID-19 pandemic. Fluctuations in foreign currencies had a favorable impact on net revenues of $35.0 million in the first six months of 2021.
The Company’s net revenues by operating segment are presented below (dollars in millions):

	Six Months Ended June 30,		Growth
	2021	2020	Dollars	Percent
Net revenues:
Golf Equipment	$778.1	$501.6	$276.5	55.1%
Apparel, Gear and Other	369.0	237.7	131.3	55.2%
Topgolf	418.1	—	418.1	—
	$1,565.2	$739.3	$825.9	111.7%

For further discussion of each operating segment’s results, see below “Operating Segment Results for the Six Months Ended June 30, 2021 and 2020.”

Net revenues information by region is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth		Non-GAAP Constant Currency Growth vs. 2020
	2021	2020	Dollars	Percent	Percent
Net revenues:
United States	$1,031.0	$389.2	$641.8	164.9%	164.9%
Europe	229.3	146.8	82.5	56.2%	42.5%
Japan	133.7	102.0	31.7	31.1%	30.5%
Rest of World	171.2	101.3	69.9	69.0%	55.2%
	$1,565.2	$739.3	$825.9	111.7%	107.0%

Net revenues in the United States increased $641.8 million (164.9%) to $1,031.0 million during the six months ended June 30, 2021 compared to the same period in the prior year. Net revenues in regions outside of the United States increased $184.1 million (52.6%) to $534.2 million for the six months ended June 30, 2021 compared to $350.1 million for the six months ended June 30, 2020. The increase in both domestic and international net revenue in the first half of 2021 reflects the addition of the Topgolf business, as well as the continued strength and brand momentum of the Company's Golf Equipment business, combined with the strong rebound of the TravisMathew business in the United States and Jack Wolfskin business in Europe and China. Net revenues across all brands in the first half of 2020 were severely impacted by the temporary shutdown of many of the Company's and its customer's retail locations and facilities in all major regions due to the COVID-19 pandemic. Fluctuations in foreign currencies had a favorable impact on international net revenues of $35.0 million in the first six months of 2021 relative to the same period in the prior year.
Costs and Expenses
Costs of products increased $204.1 million to $625.6 million for the six months ended June 30, 2021 compared to $421.5 million for the same period in 2020. The Company’s cost of products are highly variable in nature and this increase is due to the significant increase in sales volumes in the first six months of 2021, combined with an increase in freight and overall commodity costs. In the first six months of 2020, sales volumes were significantly lower due to the business disruptions caused by the COVID-19 pandemic.
Costs of services of $53.8 million primarily consist of the cost of food and beverage sold in the Company’s Topgolf venues as well as certain costs associated with licensing the Company’s Toptracer ball-flight tracking technology.
Other venue expenses of $267.8 million primarily consist of Topgolf venue related depreciation and amortization, employee costs, rent, utilities, and other costs associated with Topgolf venues.
Selling, general and administrative expenses increased by $138.0 million to $395.0 million (25.2% of net revenues) during the six months ended June 30, 2021 compared to $257.0 million (34.8% of net revenues) in the comparable period of 2020. This increase reflects incremental expenses of $53.3 million related to the merger with Topgolf completed in March 2021, and a $26.6 million increase in non-recurring expenses, which include transaction and transition expenses incurred in connection with the merger with Topgolf, expenses related to the implementation of new IT systems for Jack Wolfskin, and non-cash amortization expense related to acquired intangible assets. Excluding these incremental expenses and non-recurring charges, selling, general and administrative expenses increased $59.3 million (23.6%) due to an increase in variable costs combined with the Company's gradual reinvestment in the business in the first half of 2021, compared to the cost savings initiatives that the Company implemented in response to the various restrictions imposed by the COVID-19 pandemic in the first half of 2020. This resulted in increases in employee costs, which include an overall increase in salaries and wages and employee incentive compensation, advertising and promotional expenses, tour, professional fees primarily related to IT projects and infrastructure improvements, building and furniture expenses, and depreciation and amortization expense.
Research and development expenses increased $9.7 million to $33.0 million (2.1% of net revenues) in the six months ended June 30, 2021 compared to $23.3 million (3.1% of net revenues) the same period in 2020, primarily due to incremental expenses of $7.8 million related to the merger with Topgolf completed in March 2021, and an increase in employee costs.

Venue pre-opening costs of $6.7 million consist of costs associated with activities prior to the opening of a new Company-operated venue, as well as other costs that are not considered in the evaluation of ongoing performance. The Company expects to continue to incur pre-opening costs as it executes its growth trajectory of adding new Company-operated venues. These costs are expected to fluctuate based on the timing, size and location of new Company-operated venues.
Due to the significant business disruption and macro-economic impact of COVID-19 on the Company's financial results, the Company performed a quantitative assessment of its goodwill and non-amortizing intangible assets during the second quarter of 2020 resulting in an impairment charge of $174.3 million (see Note 9, "Goodwill and Intangible Assets" to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q).
Other Income and Expense
Interest expense increased by $25.1 million to $46.6 million during the six months ended June 30, 2021 compared to $21.5 million in the comparable period of 2020, primarily due to the interest expense related to the debt and deemed landlord financing liabilities acquired as part of the Topgolf merger. See Note 7 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.
As a result of the merger with Topgolf, the Company wrote up the value of its pre-merger shares of Topgolf to their fair value and recorded a gain of $252.5 million during the first quarter of 2021.
Other income decreased to $6.5 million during the six months ended June 30, 2021 compared to $20.5 million in the comparable period of 2020. This decline was primarily due to the $11.0 million gain recognized in the second quarter of 2020 in connection with the settlement of a cross-currency swap, in addition to an increase in net foreign currency losses.
Income Taxes
The Company’s provision for income taxes increased $30.7 million to $31.9 million for the six months ended June 30, 2021, compared to $1.2 million in the comparable period of 2020. As a percentage of pre-tax income, the Company's effective tax rate for the first six months of 2021 increased to 8.1% compared to (0.9)% in the comparable period of 2020, The Company's effective tax rate in 2021 was impacted by the $252.5 million nontaxable gain recognized on the Company's pre-merger investment Topgolf shares as well as the recognition of a valuation allowance on certain net operating losses and tax credits. The Company's effective tax rate for the first six months of 2020 was impacted by the recognition of a $174.3 million non-deductible impairment charge to write-down certain goodwill and intangible assets related to Jack Wolfskin. Excluding these non-recurring items from both periods, the Company's effective income tax rate would have been 17.9% for the first six months of 2021 compared to 24.8% for the first six months in 2020. This decline is primarily due to a shift in mix of earnings to regions with lower tax rates. For further discussion see Note 13 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net Income (Loss)
Net income (loss) for the six months ended June 30, 2021 increased to net income of $364.2 million compared to a net loss of $138.8 million in the comparable period of 2020. Diluted earnings (loss) per share increased $3.75 to earnings of $2.28 per share in the first six months of 2021 compared to a loss per share of $1.47 in the same period in 2020.
On a non-GAAP basis, excluding the items described in the table below, the Company's net income and diluted earnings per share for the three months ended June 30, 2021 would have been $147.1 million and $0.92 per share, respectively, compared to $36.3 million and $0.38 per share, respectively, for the comparative period in 2020. The increase in non-GAAP earnings in 2021 was primarily driven by continued strong demand for the Company's products resulting from the overall increase in popularity of the game of golf, combined with a strong rebound in revenues of the Company's apparel and soft goods product lines, and the incremental net income attributable to Topgolf. Additionally, the Company's earnings in 2020 were negatively impacted by the business disruptions and challenges caused by the COVID-19 pandemic.
The table below presents a reconciliation of the Company's as-reported results for the six months ended June 30, 2021 and 2020 to the Company's non-GAAP results reported above for the same periods (in millions, except per share information).

	Six Months Ended June 30, 2021
	GAAP	Non-Cash Acquisition Amortization(1)	Non-Cash Amortization of Discount on Convertible Notes(2)	Acquisition and Other Non-Recurring Items(3)	Tax Valuation Allowance(4)	Non-GAAP
Net income (loss)	$364.2	$(9.7)	$(3.9)	$236.9	$(6.2)	$147.1
Diluted earnings (loss) per share	$2.28	$(0.06)	$(0.02)	$1.48	$(0.04)	$0.92
Weighted-average shares outstanding	159.6	159.6	159.6	159.6	159.6	159.6

	Six Months Ended June 30, 2020
	GAAP	Non-Cash Acquisition Amortization and Impairment Charges(1)	Non-Cash Amortization of Discount on Convertible Notes(2)	Other Non-Recurring Items(3)	Non-GAAP
Net income (loss)	$(138.8)	$(168.2)	$(1.2)	$(5.7)	$36.3
Diluted earnings (loss) per share	$(1.47)	$(1.78)	$(0.01)	$(0.06)	$0.38
Weighted-average shares outstanding	94.2	94.2	94.2	94.2	94.2

(1)Includes the non-cash amortization expense of intangible assets in connection with the acquisitions of Jack Wolfskin, TravisMathew and OGIO. In addition, the six months ended June 30, 2021 includes approximately four months of non-cash amortization expense of the intangible assets acquired in the merger with Topgolf on March 8, 2021, as well as depreciation expense from the fair value step-up of Topgolf property, plant and equipment and amortization expense related to the fair value adjustments to Topgolf leases. The first six months of 2020 also reflects an impairment charge of $174.3 million to write-down goodwill and the trade name related to Jack Wolfskin.
(2)Represents the non-cash amortization of the discount on the Convertible Notes issued in May 2020.
(3)Other non-recurring items for the six months ended June 30, 2021 include a gain to write-up the Company's pre-acquisition investment in Topgolf to its fair value, as well as transaction, transition and other non-recurring costs related to the Topgolf merger, and costs related to the implementation of new IT systems for Jack Wolfskin. Items for the comparable period of 2020 include costs associated with the Company's transition to its new North America Distribution Center, costs related to the implementation of new IT systems for Jack Wolfskin, as well as severance charges associated with workforce reductions due to the COVID-19 pandemic.
(4)As Topgolf's losses exceed Callaway's income in prior years, the Company has recorded a valuation allowance against certain of its deferred tax assets until the Company can demonstrate consolidated earnings.
Operating Segment Results for the Six Months Ended June 30, 2021 and 2020
As a result of the Topgolf merger, the Company now has three operating segments, namely Golf Equipment; Apparel, Gear and Other; and Topgolf.
Golf Equipment
Golf equipment net revenues increased $276.5 million (55.1%) to $778.1 million for the six-months ended June 30, 2021 compared to $501.6 million for the same period in 2020 due to a $229.1 million (56.2%) increase in golf club revenue and a $47.5 million (50.3%) increase in golf ball revenue. These increases were driven by the continued unprecedented surge in golf demand and participation, combined with the successful launch of the Company's new EPIC line of woods and APEX line of irons and the continued success of the Chrome Soft and Super Soft lines of golf balls, which resulted in a significant increase in sales volume across all product categories. Net revenues of golf equipment in the first half of 2020 were negatively impacted by temporary closure of the Company's retail locations, manufacturing facilities and distributions centers, as well as its customers' retail locations, for the majority of the second quarter due to the COVID-19 pandemic.
Net revenues information for the Golf Equipment operating segment by product category is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth
	2021	2020	Dollars	Percent
Net revenues:
Golf Clubs	$636.3	$407.3	$229.0	56.2%
Golf Balls	141.8	94.3	47.5	50.4%
	$778.1	$501.6	$276.5	55.1%
Apparel, Gear and Other
Apparel, Gear and Other sales increased $131.3 million (55.3%) to $369.0 million during the six months ended June 30, 2021 compared to $237.7 million for the same period in 2020, due to a $73.1 million (64.3%) increase in apparel sales and a $58.2 million (46.9%) increase in sales of gear, accessories and other. The increase in the apparel, gear and other segment was due to a strong rebound across all brands in the first half of 2021 compared to the same period in 2020, which was severely impacted by the shutdown of distribution centers and many retail stores in all major regions due to the COVID-19 pandemic. The increase in apparel was driven by increases across each of the Company's TravisMathew, Jack Wolfskin and Callaway apparel brands. The increase in gear, accessories and other was driven by strong increases across all golf accessory categories for the Callaway brand, headwear and footwear for TravisMathew, and footwear at Jack Wolfskin.
The increase for TravisMathew products was driven by strong brand momentum and increases across all sales channels. The Callaway brand increased due to a unprecedented demand for golf accessories driven by the heightened popularity of the game of golf. The increase for Jack Wolfskin was driven by significant e-commerce sales and an increase in the wholesale business in China, partially offset by lower retail revenue due to further government-mandated retail shutdowns during the second quarter of 2021 in Europe.
Net revenues information for the Apparel, Gear and Other segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth
	2021	2020	Dollars	Percent
Net revenues:
Apparel	$186.7	$113.6	$73.1	64.3%
Gear, Accessories, & Other	182.3	124.1	58.2	46.9%
	$369.0	$237.7	$131.3	55.2%
Topgolf
On March 8, 2021 the Company completed its merger with Topgolf, and the Company’s results of operations include the operations of Topgolf from that date forward. Topgolf contributed $418.1 million in net revenues for the six months ended June 30, 2021, which includes approximately four months of revenues since the completion of the merger. Topgolf revenue is primarily generated from Company-operated venues equipped with technology-enabled hitting bays, multiple bars, dining areas and event spaces. Other business lines primarily include the Toptracer ball-flight tracking technology used by independent driving ranges and broadcast television, and the Company's WGT digital golf game.
Net revenues information for the Topgolf segment is summarized as follows (dollars in millions):

Six months ended June 30, 2021
Net revenues:
Venues	$388.6
Other business lines	29.5
$418.1

Segment Profitability
The Company evaluates the performance of its operating segments based on segment operating income. Management uses total segment operating income as a measure of its operational performance, excluding corporate overhead and certain non-recurring and non-cash charges.
Profitability by operating segment is summarized as follows (dollars in millions):

	Six Months Ended June 30,		Growth		Non-GAAP Constant Currency Growth vs. 2020(1)
	2021	2020	Dollars	Percent	Percent
Net revenues:
Golf Equipment	$778.1	$501.6	$276.5	55.1%	51.3%
Apparel, Gear and Other	369.0	237.7	131.3	55.2%	49.7%
Topgolf	418.1	—	418.1	—	—
Total net revenues	$1,565.2	$739.3	$825.9	111.7%	107.0%

Segment operating income (loss):
Golf Equipment	$183.0	$87.8	$95.2	108.4%
Apparel, Gear and Other	36.2	(15.5)	51.7	333.5%
Topgolf	28.2	—	28.2	—
Total segment operating income	247.4	72.3	175.1	242.2%
Corporate G&A and other(2)	64.0	209.1	(145.1)	(69.4)%
Total operating income (loss)	183.4	(136.8)	320.2	(234.1)%
Gain on Topgolf investment(3)	252.5	—	252.5	—
Interest expense, net	(46.3)	(21.3)	(25.0)	117.4%
Other income, net	6.5	20.5	(14.0)	(68.3)%
Total income (loss) before income taxes	$396.1	$(137.6)	$533.7	(387.9)%

(1)Calculated by applying 2020 exchange rates to 2021 reported sales in regions outside the United States.
(2)Amounts for the first half of 2021 and 2020 include corporate general and administrative expenses not utilized by management in determining segment profitability as well as non-cash amortization expense of intangible assets in connection with the acquisitions of OGIO, TravisMathew and Jack Wolfskin. In addition, the amount for 2021 includes (i) $18.7 million of transaction, transition and other non-recurring costs associated with the merger with Topgolf completed on March 8, 2021, (ii) $8.4 million of non-cash amortization expense for intangible assets acquired in connection with the merger with Topgolf, combined with depreciation expense from the fair value step-up of Topgolf property, plant and equipment and amortization expense related to the fair value adjustments to Topgolf leases, and (iii) $1.5 million of costs related to the implementation of new IT systems for Jack Wolfskin. The amount for 2020 also includes (i) an impairment charge of $174.3 million related to Jack Wolfskin, (ii) $3.4 million of non-recurring costs associated with the Company's transition to the new North America Distribution Center, as well as costs related to the implementation of new IT systems for Jack Wolfskin, and (iii) $3.7 million of severance charges associated with workforce reductions due to the COVID-19 pandemic.
(3)Amount represents gain to step-up the Company's former investment in Topgolf to its fair value in connection with the merger. See Note 10 "Investments" in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q
Operating income for the golf equipment operating segment increased $95.2 million (108.4%) to $183.0 million for the six months ended June 30, 2021 from $87.8 million in the comparable period in the prior year. This increase was driven by a significant increase in revenue volume across all product categories as discussed above combined with the favorable impact of foreign currency exchange rates and favorable absorption of fixed overhead and operating expenses due to the higher revenue base period over period, in addition to a decrease in promotional and discounting activities. In addition, the Company's results for its golf equipment business in the first six months of 2021 were severely impacted by the business disruptions and challenges caused by the COVID-19 pandemic.

Operating income for the apparel, gear and other operating segment increased $51.7 million (333.1%) to $36.2 million for the six months ended June 30, 2021 from an operating loss of $15.5 million in the comparable period in the prior year. This increase was driven by a strong rebound in sales across all brands as discussed above, in addition to the favorable impact of foreign currency exchange rates, in addition to the favorable impact of leveraging fixed overhead and operating expenses on a higher revenue base period over period, a decrease in promotional activity, and an increase in direct-to-consumer e-commerce sales, which have higher profit margins relative to wholesale.
Topgolf contributed an incremental $28.2 million of operating income in the first six months of 2021, which represents approximately four months of operating results since the completion of the merger on March 8, 2021, and reflects the opening of four new domestic locations during the second quarter of 2021, and a higher level of customer engagement as venues welcomed guests back to all locations.
Financial Condition
The Company’s cash and cash equivalents increased $49.1 million to $415.2 million at June 30, 2021 from $366.1 million at December 31, 2020. This increase reflects the combined cash positions of the Company and Topgolf as a result of the merger completed on March 8, 2021. During the first six months of 2021, the Company used its cash provided by operations of $100.5 million, combined with proceeds of $18.4 million from the exercise of stock options in addition to proceeds of $24.8 million from lease financing arrangements, to fund capital expenditures of $120.8 million, repay $122.8 million of amounts outstanding under its credit and long-term debt facilities, and repurchase shares of its common stock for $12.5 million to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities, combined with borrowings under its current and future credit facilities as well as from other available sources of capital, as deemed necessary. See Note 7 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-Q for further information on the Company's credit facilities and the Term Loan Facility.
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company’s Golf Equipment business, the accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. The Company's Apparel, Gear and Other accounts receivable balances are expected to be higher during the second half of the year due to the seasonal nature of the Jack Wolfskin business, with a significant portion of its products geared toward the fall/winter season. On March 8, 2021, the Company completed its merger with Topgolf, which primarily records revenue and collects payment at point-of-sale for most of its venue business. Therefore, Topgolf's accounts receivable balance is smaller than the Company's other business segments and primarily consists of media sponsorship receivables. As of June 30, 2021, the Company’s net accounts receivable increased to $325.3 million from $138.5 million as of December 31, 2020. This increase reflects the Company's seasonality combined with incremental accounts receivable from the merger with Topgolf. The Company’s net accounts receivable as of June 30, 2021 increased $111.3 million compared to June 30, 2020 primarily due to an increase in net revenues of $616.6 million in the second quarter of 2021 compared to the second quarter of 2020 resulting from the continued increase in demand for golf equipment as the result of the increased popularity of golf combined with incremental revenues from the merger with Topgolf. In addition, sales in the second quarter of 2020 were more negatively impacted by the economic downturn caused by the COVID-19 pandemic.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company's Golf Equipment business, the buildup of inventory levels generally begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Apparel, Gear and Other inventory levels start to build in the second quarter and continues into the third and fourth quarters due to the seasonal nature of the Company's Jack Wolfskin business, as many products are geared toward the fall/winter season. On March 8, 2021, the Company completed its merger with Topgolf, which is primarily a services business with lower inventory balances than the Company's other business segments, and primarily consists of food and beverage as well as retail merchandise and Toptracer inventory. The Company’s inventory decreased $17.2 million to $335.3 million as of

June 30, 2021 compared to $352.5 million as of December 31, 2020. This decrease was primarily due to the seasonal increase in demand of golf equipment in the first half of 2021 and the continued increase in demand for golf equipment as a result of the heightened popularity of golf, combined with the sell-through of close-out and end-of-life inventory. This increase was partially offset by the incremental inventory from the merger with Topgolf. The Company’s inventory as of June 30, 2021 decreased by $43.8 million compared to the Company's inventory as of June 30, 2020 primarily due an increase in demand for golf equipment and golf accessories as the popularity of golf increased starting in the second half of 2020 through the second quarter of 2021, combined with the sell-through of close-out and end-of-life inventory. This decrease was partially offset by the addition of Topgolf inventory.
Liquidity and Capital Resources
The Company’s principal sources of liquidity consist of its existing cash balances, funds expected to be generated from operations and funds from its credit facilities. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations, as well as from current and projected availability under its current or future credit facilities, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, required debt repayments and contractual obligations and commercial commitments for at least the next 12 months from the issuance date of this Form 10-Q.
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the future economic impact from the COVID-19 pandemic, demand for the Company’s products, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2020). As of June 30, 2021, the Company had $876.8 million in cash and availability under its credit facilities, which is an increase of $393.7 million or 81% compared to June 30, 2020. Information about the Company's credit facilities and long-term borrowings is presented in Note 7 “Financing Arrangements” to the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by this reference.
On March 8, 2021, the Company completed the merger with Topgolf in an all-stock transaction (see Note 6 "Business Combinations" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q). In connection with the merger with Topgolf, the Company acquired cash of $171.3 million and assumed $535.1 million in long-term debt. The Company believes that with its continued strong cash generation and increased liquidity, its geographic diversity and the strength of its brands, it will be able to fund Topgolf's growth while meeting its other financial obligations.
As of June 30, 2021, approximately 37.7% of the Company's cash was held in regions outside of the United States. The Company continues to maintain its indefinite reinvestment assertion with respect to most jurisdictions in which it operates because of local cash requirements to operate its business. If the Company were to repatriate cash to the United States outside of settling intercompany balances, it may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against the Company's U.S. tax liability, if any. Additionally, the Company may need to pay certain state income taxes.

Other Significant Cash and Contractual Obligations
The table below summarizes certain significant cash obligations as of June 30, 2021 that will affect the Company’s future liquidity.

	Payments Due By Period
	Total	Remainder of 2021	2022 - 2023	2024 - 2025	Thereafter
	(in millions)
Japan Term Loan Facility (1)	$15.3	$1.8	$7.2	$6.3	$—
Interest on Japan Term Loan Facility	0.3	0.1	0.1	0.1	—
Term Loan B Facility (2)	439.2	2.4	9.6	9.6	417.6
Interest on Term Loan Facility	96.1	10.9	43.0	36.8	5.4
Topgolf Term Loan (3)	342.1	1.8	7.0	7.0	326.3
Topgolf Revolving Credit Facility (3)	50.0	—	—	50.0	—
Convertible Notes (4)	258.8	—	—	—	258.8
Equipment Notes (5)	27.7	4.2	14.7	6.9	1.9
Interest on Equipment Notes	1.5	0.4	0.9	0.2	—
Mortgage Loans (6)	46.6	0.2	1.1	1.3	44.0
Financed Tenant Improvements	3.7	0.1	0.4	0.4	2.8
ABL Facility (7)	21.4	21.4	—	—	—
Finance leases, including imputed interest (8)	3.0	0.6	2.0	0.4	—
Operating leases, including imputed interest (9)	2,165.8	67.6	296.7	286.5	1,515.0
Deemed landlord financing leases (10)	515.5	9.8	46.3	46.9	412.5
Minimum lease payments for leases signed but not yet commenced (11)	896.8	24.0	92.6	93.2	687.0
Capital commitments (12)	178.0	77.0	101.0	—	—
Unconditional purchase obligations (13)	96.2	40.9	54.4	0.9	—
Uncertain tax contingencies (14)	4.4	0.7	1.4	1.1	1.2
Total	$5,162.4	$263.9	$678.4	$547.6	$3,672.5

(1)In August 2020, the Company entered into the Japan Term Loan Facility for 2,000,000,000 Yen (or approximately U.S. $18,000,000 using the exchange rate in effect as of June 30, 2021). For further discussion, see Note 7 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(2)In January 2019, to fund the purchase price of the Jack Wolfskin acquisition, the Company entered into a Credit Agreement, which provides for a Term Loan B facility in an aggregate principal of $480.0 million, which was issued less $9.6 million in an original issue discount and other transaction fees. For further discussion, see Note 7 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(3)In connection with the merger with Topgolf on March 8, 2021, the Company assumed a $350.0 million term loan facility (the “Topgolf Term Loan”), and a $175.0 million revolving credit facility with JPMorgan Chase Bank, N.A (the “Topgolf Revolving Credit Facility”), both with JPMorgan Chase Bank, N.A. For further discussion, see Note 7 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(4)In May 2020, the Company issued $258.8 million of 2.75% Convertibles Notes, which mature on May 1, 2026 unless earlier redeemed or repurchased by the Company or converted. For further discussion, see Note 7 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(5)Between December 2017 and August 2020, the Company entered into four long-term financing agreements (the "Equipment Notes") with Bank of America N.A. and other lenders to invest in its golf ball manufacturing facility in Chicopee, Massachusetts, its North American Distribution Center in Roanoke, Texas, and in corporate IT equipment. The loans are secured by the underlying equipment at each facility and the IT equipment. For further discussion, see

Note 7 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(6)In connection with the merger with Topgolf on March 8, 2021, the Company assumed three mortgage loans related to the construction of three venues. For further discussion, see Note 7 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(7)The Company has a senior secured asset-based revolving credit facility of up to $400.0 million (the "ABL Facility) subject to borrowing base availability. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), certain intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Germany, Canada and the United Kingdom. For further discussion, see Note 7 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(8)Amounts represent future minimum payments under financing leases. At June 30, 2021, finance lease liabilities of $1.2 million were recorded in accounts payable and accrued expenses and $1.7 million were recorded in other long-term liabilities in the accompanying consolidated condensed balance sheets. For further discussion, see Note 3 "Leases" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(9)The Company leases certain manufacturing facilities, distribution centers, warehouses, office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases. At June 30, 2021, short-term and long-term operating lease liabilities of $55.5 million and $1,174.8 million, respectively, were recorded in the accompanying consolidated condensed balance sheets. For further discussion, see Note 3 "Leases" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(10)In connection with the merger with Topgolf on March 8, 2021, the Company assumed certain deemed landlord financed leases in connection with the construction of Topgolf venue facilities. At June 30, 2021, the short-term and long-term obligations under these leases were $0.5 million and $263.2 million, respectively. For further discussion, see Note 3 "Leases" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(11)Amount represents the future minimum lease payments under lease agreements related to future Topgolf facilities that have not yet commenced as of June 30, 2021. For further discussion, see Note 3 "Leases" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(12)Amount represents capital expenditure commitments under lease agreements for Topgolf venues under construction that have been signed as of June 30, 2021.
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
(14)Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheets as of June 30, 2021. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 13 “Income Taxes” to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
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
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three and six months ended June 30, 2021 was not material to the Company’s financial position, results of operations or cash flows.
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
Capital Expenditures
The Company has certain capital expenditure commitments under lease agreements for Topgolf venues that have been signed as of June 30, 2021. Estimated capital expenditures for the year ending December 31, 2021 in connection with these leases total approximately $143.1 million. In addition, in 2021, the Company expects to have additional capital expenditures of approximately $100.1 million for the Callaway legacy business and Topgolf, combined. Total estimated capital expenditures are expected to be approximately $243.2 million for the year ended December 31, 2021.
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

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2021 through its foreign currency forward contracts.
At June 30, 2021, the estimated maximum loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $22.5 million. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 7 "Financing Arrangements" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. The Company's long-term borrowing commitments are subject to interest rate fluctuations, which could be material to the Company's cash flows and results of operations. In order to mitigate this risk, the Company enters into interest rate hedges as part of its interest rate risk management strategy. Information about the Company's interest rate hedges is provided in Note 17 "Derivatives and Hedging" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on the Company's cash flows and results of operations, the Company performed a sensitivity analysis as part of its risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.1 million over the 12-month period ending on June 30, 2021.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2021, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting. On March 8, 2021, the Company completed its merger with Topgolf. See Note 6 "Business Combinations" to the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q. The Company is in the process of integrating the Topgolf business and evaluating its internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be revised. In addition, the Company is implementing a new version of its existing enterprise resource planning ("ERP") system on a worldwide basis, which is expected to improve the efficacy of certain financial and related transaction processes. During the second quarter of 2021, the Company completed the implementation of the new ERP system at its subsidiaries in Germany, China, Korea and Japan. The implementation is expected to progress in phased launches across the Company's organization over the next several years. As the phased implementation of the ERP system advances, the Company appropriately considered its controls over financial reporting within the testing for effectiveness with respect to the implementation. The Company concluded as part of its evaluation described above, that the implementation of the ERP system has not materially affected its internal controls over financial reporting during the quarter ended June 30, 2021. As the implementation continues, the Company's internal processes, procedures and controls will be refined as appropriate. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Certain Factors Affecting Callaway Golf Company
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2020, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock. There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2020 with respect to the Risk Factors, other than as previously reported in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which are incorporated herein by this reference.
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
The following table summarizes the purchases by the Company during the second quarter of 2021. These repurchases represent the number of shares the Company withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended June 30, 2021
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
	(in thousands, except per share data)
April 1, 2021-April 30, 2021	6	$27.52	—	$77,379
May 1, 2021-May 31, 2021	—	$—	—	$77,379
June 1, 2021-June 30, 2021	3	$35.23	—	$77,369
Total	9	$30.06	—	$77,369

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
None.

Item 6.    Exhibits

3.1
Certificate of Amendment to the Certificate of Incorporation of Callaway Golf Company, incorporated herein by this reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Commission on May 20, 2021 (file no. 1-10962).

3.2
Second Restated Certificate of Incorporation of Callaway Golf Company, incorporated herein by this reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the Commission on May 20, 2021 (file no. 1-10962).

3.3
Seventh Amended and Restated Bylaws of Callaway Golf Company, incorporated herein by this reference to Exhibit 3.4 to the Company's Current Report on Form 8-K, as filed with the Commission on May 14, 2020 (file no. 1-10962).

10.1	Officer Employment Agreement, effective April 5, 2021, by and between Topgolf International, Inc. and Arthur Starrs. †

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Brian P. Lynch pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Oliver G. Brewer III and Brian P. Lynch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.1	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.2	XBRL Taxonomy Extension Schema Document †

101.3	XBRL Taxonomy Extension Calculation Linkbase Document †

101.4	XBRL Taxonomy Extension Definition Linkbase Document †

101.5	XBRL Taxonomy Extension Label Linkbase Document †

101.6	XBRL Taxonomy Extension Presentation Linkbase Document †

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) †

(†) Included with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ Jennifer Thomas
Jennifer Thomas
Vice President and Chief Accounting Officer
Date: August 9, 2021