Form 10-Q
period 2021-09-30
CALLAWAY GOLF CO
filed 2021-11-09
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2021, the number of shares outstanding of the Registrant’s common stock was 186,013,802.

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
•the Company's ability to successfully integrate, operate and expand the retail stores of the acquired TravisMathew and Jack Wolfskin businesses, and venue locations of the Topgolf business;
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

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of the Company: Alpha Convoy, Apex, Apex DCB, Apex TCB, Apex Tour, Apex UW, APW, Arm Lock, Backstryke, Big Bertha, Big Bertha B21, Big Bertha REVA, Big T, Bird of Prey, Black Series, Bounty Hunter, C Grind, Callaway, Callaway Capital, Callaway Golf, Callaway Media Productions, Callaway Super Hybrid, Callaway X, Capital, Chev, Chev 18, Chevron Device, Chrome Soft, Chrome Soft X, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, Dawn Patrol, Demonstrably Superior And Pleasingly Different, Divine, Double Wide, Eagle, Engage, Epic, Epic Flash, Epic Max, Epic Max LS, Epic Speed, ERC, ERC Soft, Everyone’s Game, Exo, Cage, Fast Tech Mantle, Flash Face Technology, Flash Face SS21, FT Optiforce, FT Performance, FT Tour, Fusion, Fusion Zero, GBB, GBB Epic, Gems, Golf Fusion, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Grom, Groove- In- Groove Technology, Heavenwood, Hersatility,Hex Aerodynamics, Hex Chrome, HX, Hyper Dry, Hyper-Lite, Hyper Speed Face, I.D. Ball, Jack Wolfskin, Jailbird, Jailbreak, Jailbreak AI Speed Frame, Jailbreak AI Velocity Blades, JAWS MD5, Jewel Jam, Kings of Distance, Legacy, Life On Tour, Longer From Everywhere, Luxe, Mack Daddy,Magna, Majestic, MarXman, Mavrik, MD3 Milled, MD4 Tactical, MD5, MD 5 Jaws, Metal-X, Microhinge Face Insert, Microhinge Star, Mission:Ambition, Nanuk, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Works, Offset Groove in Groove, Ogio, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO ME, OGIO RENEGADE, OGIO SAVAGE, OGIO SHADOW, OGIO XIX, Opti Flex, Opti Grip, Opti Shield, OptiFit, Opti Vent, ORG 7, ORG 14, ORG 15, Paw Print, PRESTIGE 7, ProType, R, Red Ball, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shredder, Silencer, SLED, Slice Stopper, SoftFast, Solaire, Speed Regime, Speed Step, Steelhead XR, Steelhead, Strata, Stroke Lab, Stronomic, Sub Zero, Superhot, Supersoft, SureOut, Swing Suite, Tee Time Adventures,TM, Tank, Tank Cruiser, Tech Series, Teron, Texapore, TMCA, Toe Up, TopChallenge, TopChip , TopContender, TopDrive, TopGolf, TopGolf Crush, Topgolf Entertainment Group, TopGolf Media, Topgolf Shield Logo, TopLife, TopPressure, TopScore, TopScramble, TopShot, TopTracer, TopTracer Range, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, TravisMathew TM logo, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Uptown, Versa, VFT, W Grind, Warbird, Weather Series, Wedgeducation, WGT, White Hot, White Hot OG, White Hot Tour, White Ice, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, XACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series,X Tech, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$508,177	$366,119
Restricted cash	1,754	—
Accounts receivable, net	255,223	138,482
Inventories	385,311	352,544
Prepaid expenses	48,161	20,318
Other current assets	140,785	35,164
Total current assets	1,339,411	912,627
Property, plant and equipment, net	1,330,326	146,495
Operating lease right-of-use assets, net	1,066,124	194,776
Intangible assets, net	1,537,047	484,339
Goodwill	2,025,175	56,658
Investment in golf-related venture	9,250	111,442
Other assets	90,046	74,263
Total assets	$7,397,379	$1,980,600
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$453,638	$276,209
Accrued employee compensation and benefits	115,946	30,937
Asset-based credit facilities	30,108	22,130
Operating lease liabilities, short-term	55,507	29,579
Construction advances	54,264	—
Deferred revenue	84,359	2,546
Other current liabilities	46,333	29,871
Total current liabilities	840,155	391,272
Long-term liabilities:
Long-term debt, net (Note 7)	1,049,019	650,564
Operating lease liabilities, long-term	1,181,443	177,996
Deemed landlord financing, long-term	312,027	—
Deferred taxes, net	241,205	58,628
Other long-term liabilities	51,604	26,496
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 360,000,000 shares authorized, 186,031,283 and 95,648,648 shares issued at September 30, 2021 and December 31, 2020, respectively	1,860	956
Additional paid-in capital	3,037,609	346,945
Retained earnings	708,391	360,228
Accumulated other comprehensive loss	(25,422)	(6,546)
Less: Common stock held in treasury, at cost, 17,481 and 1,446,408 shares at September 30, 2021 and December 31, 2020, respectively	(512)	(25,939)
Total shareholders’ equity	3,721,926	675,644
Total liabilities and shareholders’ equity	$7,397,379	$1,980,600

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues:
Products	$527,064	$475,559	$1,678,432	$1,214,831
Services	329,397	—	743,291	—
Total net revenues	856,461	475,559	2,421,723	1,214,831
Costs and expenses:
Cost of products	288,364	274,826	914,002	696,369
Cost of services, excluding depreciation and amortization	40,070	—	93,841	—
Other venue expenses	215,841	—	483,617	—
Selling, general and administrative expenses	217,736	127,085	612,740	384,054
Research and development expense	15,753	10,139	48,769	33,399
Goodwill and trade name impairment	—	—	—	174,269
Venue pre-opening costs	2,687	—	9,376	—
Total costs and expenses	780,451	412,050	2,162,345	1,288,091
Income (loss) from operations	76,010	63,509	259,378	(73,260)
Interest income	77	178	319	396
Interest expense	(28,807)	(12,905)	(75,382)	(34,401)
Gain on Topgolf investment	—	—	252,531	—
Other income, net	2,958	7,010	9,487	27,487
Income (loss) before income taxes	50,238	57,792	446,333	(79,778)
Income tax provision	66,229	5,360	98,119	6,580
Net income (loss)	$(15,991)	$52,432	$348,214	$(86,358)

Earnings (loss) per common share:
Basic	($0.09)	$0.56	$2.13	($0.92)
Diluted	($0.09)	$0.54	$2.03	($0.92)
Weighted-average common shares outstanding:
Basic	185,963	94,171	163,141	94,207
Diluted	185,963	96,612	171,194	94,207

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(15,991)	$52,432	$348,214	$(86,358)
Other comprehensive income (loss):
Change in derivative instruments	541	(593)	7,258	(14,635)
Foreign currency translation adjustments	(12,929)	9,128	(23,206)	2,347
Comprehensive income (loss), before income tax on other comprehensive income items	(28,379)	60,967	332,266	(98,646)
Income tax provision (benefit) on derivative instruments	1,340	66	2,928	(3,387)
Comprehensive income (loss)	$(29,719)	$60,901	$329,338	$(95,259)

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$348,214	$(86,358)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,919	28,668
Lease amortization expense	45,996	24,293
Amortization of debt issuance costs	4,042	3,024
Debt discount amortization	10,255	3,857
Impairment loss	—	174,269
Deferred taxes, net	86,982	(117)
Non-cash share-based compensation	27,113	8,066
Loss on disposal of long-lived assets	194	297
Gain on Topgolf investment	(252,531)	—
Gain on conversion of note receivable	—	(1,252)
Unrealized net gains on hedging instruments and foreign currency	(2,659)	(8,899)
Acquisition costs	(16,199)	—
Change in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(111,049)	(96,344)
Inventories	(27,280)	135,976
Leasing receivables	(16,387)	—
Other assets	(57,943)	11,097
Accounts payable and accrued expenses	71,230	(40,855)
Deferred revenue	18,985	813
Accrued employee compensation and benefits	46,930	(13,252)
Payments on operating leases	(37,658)	(21,181)
Income taxes receivable/payable, net	2,679	43
Other liabilities	(2,029)	406
Net cash provided by operating activities	246,804	122,551
Cash flows from investing activities:
Cash acquired in merger	171,294	—
Capital expenditures	(198,896)	(30,911)
Investment in golf-related ventures	—	(19,999)
Proceeds from sale of investment in golf-related ventures	18,591	—
Proceeds from sales of property and equipment	—	8
Net cash used in investing activities	(9,011)	(50,902)
Cash flows from financing activities:
Repayments of long-term debt	(160,860)	(8,203)
Proceeds from issuance of long-term debt	20,000	37,728
Proceeds from (repayments of) credit facilities, net	7,978	(114,345)
Proceeds from issuance of convertible notes	—	258,750
Premium paid for capped call confirmations	—	(31,775)
Debt issuance cost	(5,441)	(9,143)
Payment on contingent earn-out obligation	(3,577)	—
Repayments of financing leases	(465)	(530)
Proceeds from lease financing	49,508	—
Exercise of stock options	19,520	130
Dividends paid	(3)	(1,891)
Acquisition of treasury stock	(12,938)	(22,143)
Net cash (used in) provided by financing activities	(86,278)	108,578
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,775)	(237)
Net increase in cash, cash equivalents and restricted cash	147,740	179,990
Cash, cash equivalents and restricted cash at beginning of period	366,119	106,666
Cash, cash equivalents and restricted cash at end of period	$513,859	$286,656
Supplemental disclosures:
Cash paid for income taxes, net	$8,021	$2,935
Cash paid for interest and fees	$68,124	$23,704
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$18,320	$19,609
Accrued capital expenditures at period-end	$36,750	$777
Financed additions of capital expenditures	$53,892	$—
Issuance of common stock in Topgolf merger	$2,650,201	$—

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2021	185,940	$1,859	$3,024,995	$724,393	$(11,694)	(3)	$(90)	$3,739,463
Acquisition of treasury stock	—	—	78	—	—	(17)	(478)	(400)
Exercise of stock options	52	1	1,065	—	—	2	51	1,117
Compensatory awards released from restriction	39	—	(5)	—	—	1	5	—
Share-based compensation	—	—	11,465	—	—	—	—	11,465
Stock dividends	—	—	11	(11)	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	(12,929)	—	—	(12,929)
Change in fair value of derivative instruments, net of tax	—	—	—	—	(799)	—	—	(799)
Net loss	—	—	—	(15,991)	—	—	—	(15,991)
Balance at September 30, 2021	186,031	$1,860	$3,037,609	$708,391	$(25,422)	(17)	$(512)	$3,721,926

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	95,649	$956	$346,945	$360,228	$(6,546)	(1,446)	$(25,939)	$675,644
Common stock issued in Topgolf merger	89,776	898	2,649,303	—	—	—	—	2,650,201
Fair value of replacement awards converted in Topgolf merger	—	—	33,051	—	—	—	—	33,051
Common stock issued for replacement restricted stock awards	188	2	(2)	—	—	—	—	—
Acquisition of treasury stock	—	—	331	—	—	(426)	(13,269)	(12,938)
Exercise of stock options	379	4	(836)	—	—	911	20,352	19,520
Compensatory awards released from restriction	39	—	(18,320)	—	—	943	18,320	—
Share-based compensation	—	—	27,113	—	—	—	—	27,113
Stock dividends	—	—	24	(48)	—	1	24	—
Cash dividends ($0.01 per share)	—	—	—	(3)	—	—	—	(3)
Equity adjustment from foreign currency translation	—	—	—	—	(23,206)	—	—	(23,206)
Change in fair value of derivative instruments, net of tax	—	—	—	—	4,330	—	—	4,330
Net income	—	—	—	348,214	—	—	—	348,214
Balance at September 30, 2021	186,031	$1,860	$3,037,609	$708,391	$(25,422)	(17)	$(512)	$3,721,926

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2020	95,649	$956	$341,615	$348,376	$(39,792)	(1,485)	$(26,607)	$624,548
Acquisition of treasury stock	—	—	—	—	—	(10)	(190)	(190)
Compensatory awards released from restriction	—	—	(466)	—	—	26	466	—
Share-based compensation	—	—	3,272	—	—	—	—	3,272
Stock dividends	—	—	1	(3)	—	—	2	—
Equity adjustment from foreign currency translation	—	—	—	—	9,128	—	—	9,128
Change in fair value of derivative instruments	—	—	—	—	(659)	—	—	(659)
Equity component of convertible notes, net of issuance costs and tax	—	—	3	—	—	—	—	3
Net income	—	—	—	52,432	—	—	—	52,432
Balance at September 30, 2020	95,649	$956	$344,425	$400,805	$(31,323)	(1,469)	$(26,329)	$688,534

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2019	95,649	$956	$323,600	$489,382	$(22,422)	(1,451)	$(24,163)	$767,353
Adoption of accounting standard	—	—	—	(289)	—	—	—	(289)
Acquisition of treasury stock	—	—	—	—	—	(1,178)	(22,143)	(22,143)
Exercise of stock options	—	—	(203)	—	—	20	333	130
Compensatory awards released from restriction	—	—	(19,609)	—	—	1,138	19,609	—
Share-based compensation	—	—	8,066	—	—	—	—	8,066
Stock dividends	—	—	4	(39)	—	2	35	—
Cash dividends ($0.01 per share)	—	—	—	(1,891)	—	—	—	(1,891)
Equity adjustment from foreign currency translation	—	—	—	—	2,347	—	—	2,347
Change in fair value of derivative instruments, net of tax	—	—	—	—	(11,248)	—	—	(11,248)
Equity component of convertible notes, net of issuance costs and tax	—	—	57,080	—	—	—	—	57,080
Premiums paid for capped call confirmations, net of tax	—	—	(24,513)	—	—	—	—	(24,513)
Net loss	—	—	—	(86,358)	—	—	—	(86,358)
Balance at September 30, 2020	95,649	$956	$344,425	$400,805	$(31,323)	(1,469)	$(26,329)	$688,534

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
On March 8, 2021, the Company completed the merger with Topgolf International, Inc. (“Topgolf”) and has included the results of operations of Topgolf in its consolidated condensed statements of operations from that date forward. The Company’s Topgolf subsidiary operates on a 52- or 53-week fiscal year ending on the Sunday closest to December 31. As such, the Topgolf financial information included in the Company's consolidated condensed financial statements for the three and nine months ended September 30, 2021 is from July 5, 2021 through October 3, 2021 and March 8, 2021 through October 3, 2021, respectively. Additionally, based on the Company's assessment of the combined business, the Company modified the presentation of its consolidated condensed statements of operations for the three and nine months ended September 30, 2021 and 2020, and its consolidated condensed balance sheets as of September 30, 2021 and December 31, 2020. For further information about the merger with Topgolf, see Note 6. In connection with the merger, the Company reassessed its operating segments by evaluating its global business platform, including its management structure after the addition of Topgolf, and determined the Company has three operating segments, namely, Golf Equipment; Apparel, Gear and Other; and Topgolf. For further information about the Company's operating segments, see Note 19.
Note 2. Summary of Significant Accounting Policies

The following reflects updates to the Company’s significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Commission.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include determining the nature and timing of satisfaction of performance obligations as it relates to revenue recognition, the valuation of share-based awards, recoverability of long-lived assets, assessing intangible assets and goodwill for impairment, determining the incremental borrowing rate for operating and financing leases, in addition to provisions for warranty, expected credit losses, inventory obsolescence, sales returns, future price concessions, and tax contingencies and valuation allowances as well the estimated useful lives of property, plant and equipment and acquired intangible assets. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or as new information becomes available.
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
In certain venue leasing arrangements, due to the Company’s involvement in the construction of leased assets, the Company is considered the owner of the leased assets for accounting purposes. In such cases, in addition to capitalizing the Company’s construction costs, the Company capitalizes the construction costs funded by the landlord related to its leased premises and recognizes a corresponding liability for those costs as construction advances during the construction period. At the end of the construction period, the Company applies sale and leaseback guidance to determine whether the underlying asset should be derecognized. When the application of the sale and leaseback guidance results in a sale, the asset and liability on the Company’s balance sheet are derecognized. When the application of the sale and leaseback guidance results in a failed sale, the asset remains on the Company’s balance sheet and is depreciated over its respective useful life or the lease term, whichever is shorter, and the liability is accounted for as a deemed landlord financing ("DLF") obligation. These DLF obligations are generally non-cancelable leases with initial terms of 20 years containing various renewal options following the initial term and escalation clauses that increase the payments over the lease term.
With respect to the Company’s Toptracer operations, the Company enters into non-cancelable license agreements that provide software and hardware to driving ranges and golf courses. These license agreements provide the customer the right to use Company-owned software and hardware products for a specified period generally ranging from three to five years. The software and hardware are a distinct bundle of goods that are highly interrelated. At the inception of the arrangement, lease classification is assessed, which generally results in the license agreements being classified as sales-type leases. Upon lease commencement for sales-type leases, revenue is recognized for the software and hardware as a single component, and a leasing receivable is recorded consisting of the present value of payments over the non-cancellable term. Interest income on the leasing receivable is recognized over the lease term.
Revenue Recognition
The Company accounts for revenue recognition of products and services in accordance with ASC Topic 606, "Revenue from Contracts with Customers." See Note 4.
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
The Company's food and beverage revenue is recognized at the time of sale. Event deposits received from guests attributable to food and beverage purchases are deferred and recognized as revenue when the event is held. Food and beverage revenues are presented net of discounts. All sales taxes collected from guests are excluded from revenue in the consolidated condensed statements of operations and the obligation is included in accounts payable and accrued expenses on the Company’s consolidated condensed balance sheets until the taxes are remitted to the appropriate taxing authorities.
Fees charged for gameplay are recognized at the time of purchase. Event deposits received from guests attributable to gameplay purchases are deferred and recognized as revenue when the event is held. Purchases of game credits are deferred and recognized as revenue when: (i) the game credits are redeemed by the guest; or (ii) the likelihood of the game credits being redeemed by the guest is remote (“game credit breakage”). The Company uses historic game credit redemption patterns to determine the likelihood of game credit redemption and game credit breakage. Game credit breakage is recorded consistent with the historic redemption pattern.
Membership fees received from guests are deferred and recognized as revenue over the estimated life of the associated membership, which is one year or less.
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
The Company enters into international development agreements that grant franchise partners the right to develop, open and operate a certain number of venues within a particular geographic area. The franchise partner may be required to pay a territory fee upon entering into a development agreement and a franchise fee for each developed venue. The franchisee will also pay ongoing royalty fees based upon a percentage of sales. The franchise fees are recognized over the franchise term for each venue, which generally ranges from 15 to 20 years. Revenue from sales-based royalties is recognized as the related sales occur.
Leasing revenue is recognized on non-cancelable sales-type lease agreements related to the licensing of Toptracer software and hardware to driving ranges and golf courses. See discussion above on sales-type leases.
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
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product's life cycle of approximately two years, and price concessions or price reductions are generally offered at the end of the product's life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to product revenues using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates and adjusts the rate as deemed necessary to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate during the three months ended September 30, 2021 and 2020. Historically, the Company's actual amount of variable consideration related to these sales programs has not been materially different from its estimates.
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
Venue Pre-Opening Costs
Pre-opening costs primarily include costs associated with activities prior to the opening of a new Company-operated venue, as well as other costs that are not considered in the evaluation of ongoing performance. Pre-opening costs consist of, but are not limited to, labor, rent, occupancy costs, travel and marketing expenses. Pre-opening costs fluctuate based on the timing, size and location of new Company-operated venues.
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
Restricted Cash
Restricted cash is primarily comprised of deposits associated with gift cards as required under certain statutory mandates, and lender impound reserve accounts for the development of one of the Company’s venues. Long-term restricted cash is included in other assets on the accompanying consolidated condensed balance sheet as of September 30, 2021. The Company had no restricted cash as of December 31, 2020. The following is a summary of cash, cash equivalents and restricted cash as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$508,177	$366,119
Restricted cash, short-term	1,754	—
Restricted cash, long-term	3,928	—
Total cash, cash equivalents and restricted cash	$513,859	$366,119
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
Buildings capitalized in conjunction with DLF obligations where the Company is deemed to be the accounting owner are depreciated, less residual value, over the shorter of 20 years or the lease term.
Normal repairs and maintenance costs are expensed as incurred. Expenditures that materially increase values, change capacities, or extend useful lives are capitalized. The related costs and accumulated depreciation of disposed assets are eliminated and any resulting gain or loss on disposition is recognized in earnings. Construction-in-process consists primarily of costs associated with building improvements, machinery and equipment and venues under construction that have not yet been placed into service, unfinished molds as well as in-process internal-use software.
In accordance with ASC Topic 350-40, “Internal-Use Software,” the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Costs incurred in the preliminary project stage are expensed. All direct external costs and internal direct labor costs incurred to develop internal-use software during the development stage are capitalized and depreciated using the straight-line method over the remaining estimated useful lives. Costs such as maintenance and training are expensed as incurred. In accordance with ASC Topic 985-20, “Costs of Software to Be Sold, Leased, or Marketed,” costs incurred to establish the technological feasibility of software to be sold, leased, or otherwise marketed are expensed and recorded in research and development expense on the consolidated condensed statements of operations. Once technological feasibility is established, costs are capitalized until the product is available for general use and then depreciated over the estimated useful life.
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
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually or more frequently when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of goodwill and other indefinite-lived intangible assets over their estimated fair value of the reporting unit or intangible asset. If the carrying value of the reporting unit exceeds the estimate of fair value a write-down is recorded. To determine fair value, the Company uses discounted cash flow estimates, quoted market prices, royalty rates when available and independent appraisals when appropriate.
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
Intangible assets that are determined to have definite lives are amortized over their estimated useful lives and are measured for impairment in accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets” only when events or circumstances indicate the carrying value may be impaired. See Note 9 for further discussion of the Company’s intangible assets.
Costs related to the development, maintenance, or renewal of internally developed intangible assets that are inherent in the Company's continuing business and relate to the Company as a whole, that were not acquired as a part of a business combination or asset acquisition, are expensed as incurred.

Note 3. Leases
The Company leases office space, manufacturing plants, warehouses, distribution centers, Company-operated Topgolf venues, vehicles, and equipment, as well as retail and/or outlet locations related to the TravisMathew and Jack Wolfskin businesses and the apparel business in Japan. With respect to the Company's Toptracer operations, the Company also enters into non-cancellable license agreements that provide software and hardware to driving ranges and hospitality and entertainment venues, which are classified as sales-type leases.
Sales-Type Leases
Leasing revenue attributed to sales-type leases was $8,954,000 and $24,124,000 for the three and nine months ended September 30, 2021, respectively, and are included in services revenues within the consolidated condensed statement of operations. Leasing revenue attributed to sales-type leases consists of the selling price and interest income as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Sales-type lease selling price(1)	$7,529	$21,113
Cost of underlying assets	(2,990)	(8,583)
Operating profit	$4,539	$12,530

Interest income	$1,425	$3,011
(1) Selling price is equal to the present value of lease payments over the non-cancellable term.
Leasing receivables related to the Company’s net investment in sales-type leases are as follows (in thousands):

	Balance Sheet Location	September 30, 2021
Leasing receivables, net - short-term	Other current assets	$12,016
Leasing receivables - long-term	Other assets	38,604
		$50,620
Operating and Finance Leases
In response to the COVID-19 pandemic, the Company received certain rent concessions in the form of deferments and abatement on a few of its operating leases. The Company opted to apply FASB Staff Q&A-Topic 842 and Topic 840: "Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic" issued in April 2020, and account for these concessions as if they were made under the enforceable rights included in the original agreement. Rent deferments were recorded as a payable and paid at a later negotiated date. Rent abatements were recognized as reductions in rent expense over the periods covered by the abatement period. The Company received rent deferments of $687,000, which were recorded in accounts payable and accrued expenses in the Consolidated Condensed Balance Sheet as of September 30, 2020, and rent abatements of $120,000 and $1,431,000, which were recorded as reductions in rent expense in the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 the Company recorded rent deferments of $6,722,000 of which $670,000 was recorded in accrued expenses, and $6,052,000 was recorded in other long-term liabilities in the consolidated condensed balance sheets. There were no material rent abatements recorded for the three and nine months ended September 30, 2021.

Supplemental balance sheet information related to leases is as follows (in thousands):

	Balance Sheet Location	September 30, 2021	December 31, 2020
Operating Leases
ROU assets, net	Operating lease ROU assets, net	$1,066,124	$194,776
Lease liabilities, short-term	Operating lease liabilities, short-term	$55,507	$29,579
Lease liabilities, long-term	Operating lease liabilities, long-term	$1,181,443	$177,996

Finance Leases
ROU assets, net	Other assets	$12,025	$1,003
Lease liabilities, short-term	Accrued expenses	$1,269	$252
Lease liabilities, long-term	Long-term other	$12,121	$447

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$41,610	$10,458	$103,022	$31,759
Financing lease costs:
Amortization of right-of-use assets	810	185	1,987	505
Interest on lease liabilities	130	9	176	31
Total financing lease costs	940	194	2,163	536
Variable lease costs	1,393	590	3,925	2,473
Total lease costs	$43,943	$11,242	$109,110	$34,768

Other information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
Supplemental Cash Flows Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$95,757	$29,122
Operating cash outflows from finance leases	$390	$31
Financing cash outflows from finance leases	$465	$530

Lease liabilities arising from new ROU assets:
Operating leases	$87,484	$54,678
Finance leases	$10,959	$131

	September 30, 2021	December 31, 2020
Weighted average remaining lease term (years):
Operating leases	14.4	9.8
Finance leases	17.4	3.0

Weighted average discount rate:
Operating leases	8.2%	5.3%
Finance leases	5.3%	3.9%

Future minimum lease obligations as of September 30, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$37,341	$343
2022	151,948	1,585
2023	150,345	1,580
2024	147,680	1,179
2025	145,734	836
Thereafter	1,566,420	16,123
Total future lease payments	2,199,468	21,646
Less: imputed interest	962,518	8,256
Total	$1,236,950	$13,390
Lease payments exclude $800,820,000 related to 15 non-cancellable leases that have been signed as of September 30, 2021 but have not yet commenced. The Company's minimum capital commitment related to leases was approximately $83,000,000 as of September 30, 2021. As the Company is actively involved in the construction of these properties, the Company recorded $120,983,000 in construction costs within property, plant and equipment as of September 30, 2021. Additionally, as of September 30, 2021, the Company recorded $54,264,000 in construction advances from the landlord in connection with properties. The Company will determine the lease classification for properties currently under construction at the end of the construction period. The initial base term upon the commencement of these leases is generally 20 years.
Financing Obligations (Deemed Landlord Financing Obligations)
During the nine months ended September 30, 2021, the Company accounted for five DLF obligations that did not meet the sale-leaseback criteria upon the completion of construction in accordance with ASC Topic 842. As of September 30, 2021, the Company was the accounting owner of a total of thirteen buildings under DLF obligations. As of September 30, 2021, the net book value included in property, plant and equipment on the consolidated condensed balance sheets related to these buildings totaled $375,139,000. Buildings capitalized in conjunction with DLF obligations are depreciated, less residual value, over 20 years or over their estimated useful life, whichever is shorter.
Supplemental balance sheet information related to DLF obligations is as follows (in thousands):

	Balance Sheet Location	September 30, 2021
DLF obligation liabilities, short-term	Accrued expenses	$580
DLF obligation liabilities, long-term	Deemed landlord financing, long-term	$312,027
The components of DLF obligation expenses are as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Amortization of DLF obligations	$1,804	$3,507
Interest on DLF obligations	6,528	13,674
Total DLF contracts expenses	$8,332	$17,181
Principal payments on DLF obligations presented below are included in repayments of long-term debt in the accompanying consolidated condensed statement of cash flows for the nine months ended September 30, 2021.

Supplemental Cash Flows Information (in thousands)	Nine Months Ended September 30, 2021
Financing cash outflows from DLF obligations	$14,039

September 30, 2021
Weighted average remaining lease term (years)	19.25
Weighted average discount rate	8.8%

Future minimum financing obligations related to DLF obligations as of September 30, 2021 were as follows (in thousands):

Remainder of 2021	$6,742
2022	27,176
2023	27,044
2024	27,335
2025	27,728
Thereafter	486,354
Total future lease payments	602,379
Less: imputed interest	289,772
Total	$312,607
Note 4. Revenue Recognition
The Company primarily recognizes revenue from the sale of its products and operation of its venues. Revenue from product sales include golf clubs, golf balls, lifestyle and outdoor apparel, gear and accessories, and golf apparel and accessories. The Company sells its products to customers, which include on- and off-course golf shops and national retail stores, as well as to consumers through its e-commerce business and at its apparel retail and venue locations. The Company's product revenues also include royalty income from third parties from the licensing of certain soft goods products. Revenue from services primarily includes venue sales of food and beverage, fees charged for gameplay, and the sale of game credits to guests. Service revenues also include franchise fees from franchised international venues, as well as revenue from gift cards, sponsorship contracts, franchise fees, leasing revenue and non-refundable deposits received for venue reservations. In addition, the Company recognizes service revenues through its online multiplayer WGT digital golf game.
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
The Company has three operating and reportable segments, namely the Topgolf operating segment, the Golf Equipment operating segment and the Apparel, Gear and Other operating segment. On March 8, 2021, the Company completed its merger with Topgolf. The Company’s results of operations, therefore, include the operations of Topgolf from that date forward. Topgolf contributed $333,783,000 in net revenues for the three months ended September 30, 2021, and $751,873,000 for the nine months ended September 30, 2021, which includes approximately seven months of revenues since the completion of the merger.

The following table presents the Company's revenue disaggregated by major product category and operating and reportable segment (in thousands):

		Operating and Reportable Segments
	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	Topgolf	Golf Equipment	Apparel, Gear & Other	Total	Golf Equipment	Apparel, Gear & Other	Total
Major revenue categories:
Venues	$313,640	$—	$—	$313,640	$—	$—	$—
Other business lines	20,143	—	—	20,143	—	—	—
Golf clubs	—	229,346	—	229,346	209,356	—	209,356
Golf balls	—	60,269	—	60,269	57,921	—	57,921
Apparel	—	—	150,240	150,240	—	125,609	125,609
Gear, accessories & other	—	—	82,823	82,823	—	82,673	82,673
	$333,783	$289,615	$233,063	$856,461	$267,277	$208,282	$475,559

		Operating and Reportable Segments
	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	Topgolf	Golf Equipment	Apparel, Gear & Other	Total	Golf Equipment	Apparel, Gear & Other	Total
Major product category:
Venues	$702,234	$—	$—	$702,234	$—	$—	$—
Other business lines	49,639	—	—	49,639	—	—	—
Golf clubs	—	865,671	—	865,671	616,620	—	616,620
Golf balls	—	202,085	—	202,085	152,261	—	152,261
Apparel	—	—	336,942	336,942	—	239,201	239,201
Gear, accessories & other	—	—	265,152	265,152	—	206,749	206,749
	$751,873	$1,067,756	$602,094	$2,421,723	$768,881	$445,950	$1,214,831
The Topgolf operating segment contributed $4,387,000 and $8,582,000 in product sales for the three and nine months ended September 30, 2021, respectively, that are included within the consolidated condensed statements of operations, which include sales of golf clubs, golf balls, apparel sales, and equipment sales.
The Apparel, Gear and Other and Topgolf operating segments include royalty income from licensing agreements of $17,009,000 and $50,117,000, respectively, for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, the Company recognized royalty income of $5,849,000 and $14,946,000, respectively.
As of December 31, 2020, the Company's balance for deferred revenue was $2,546,000, which included deferred revenue from gift cards. In connection with the merger with Topgolf completed on March 8, 2021, the Company acquired deferred revenue related to event deposits, lifetime and premium memberships, prepaid sponsorships, virtual currency and game credits related to the WGT digital golf game, and gift cards. As of September 30, 2021, the Company’s deferred revenue balance was $84,359,000.
The Company recognized revenues of $106,283,000 and $231,561,000 related to the redemption and amortization of deferred revenue, including breakage on unredeemed gift cards, during the three and nine months ended September 30, 2021, respectively. The Company recognized revenues of $795,000 and $1,825,000 related to the redemption and breakage of unredeemed gift cards during the three and nine months ended September 30, 2020, respectively.

The following table summarizes revenue by geographical areas in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by Major Geographic Region:
United States	$552,895	$214,619	$1,583,874	$603,836
Europe	157,215	134,680	386,559	281,473
Japan	63,441	56,530	197,188	158,517
Rest of world	82,910	69,730	254,102	171,005
	$856,461	$475,559	$2,421,723	$1,214,831
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
The Company records an estimate for anticipated returns as a reduction of product revenues and cost of products, and accounts receivable, in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also offers certain customers sales programs that allow for specific returns. The Company records a sales return liability as an offset to accounts receivable for anticipated returns related to these sales programs at the time of sale based on the terms of the sales program. The cost recovery of inventory associated with this reserve is accounted for in other current assets. The Company's balance for cost recovery was $36,652,000 and $23,441,000 as of September 30, 2021 and December 31, 2020, respectively. The Company's provision for the sales return liability will fluctuate with the seasonality of the business, while actual sales returns are generally more heavily weighted toward the back half of the year as the golf season comes to an end. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates.
The following table provides a reconciliation of the activity related to the Company’s sales return liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$71,592	$56,837	$43,986	$34,314
Provision	14,381	20,578	79,271	82,588
Sales returns	(14,558)	(17,099)	(51,842)	(56,586)
Ending balance	$71,415	$60,316	$71,415	$60,316
Note 5. Estimated Credit Losses
The Company's trade accounts receivable are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses, as well as reserves related to product returns and sales programs as described in Note 4. Under ASC Topic 326, the “expected credit loss” model replaces the “incurred loss” model and requires consideration of a broader range of information to estimate expected credit losses over the life of the asset. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. An estimate of credit losses for the remaining customers in the aggregate is based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customers' financial condition, all of which are subject to change. Additionally, the Company’s monitoring activities consider future reasonable and supportable forecasts of economic conditions to adjust all general reserve percentages as necessary. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined, based on current information, that the estimate of credit losses as of September 30, 2021 was not significantly impacted.

Actual uncollected amounts have historically been consistent with the Company’s expectations. The Company’s payment terms on its receivables from customers are generally 60 days or less.
The following table provides a reconciliation of the activity related to the Company’s allowance for estimated credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$6,701	$8,944	$8,841	$5,992
Adjustment due to the adoption of Topic 326	—	—	—	289
(Recovery)/provision for credit losses	(267)	(1,340)	(493)	2,292
Write-off of uncollectible amounts, net of recoveries	(80)	(258)	(1,994)	(1,227)
Ending balance	$6,354	$7,346	$6,354	$7,346
Note 6. Business Combinations
Merger with Topgolf International, Inc.
On March 8, 2021, the Company completed its merger with Topgolf, pursuant to the terms of an Agreement and Plan of Merger, dated as of October 27, 2020 (the “Merger Agreement”). Topgolf is a leading technology-enabled golf entertainment business, with an innovative platform that comprises its state-of-the-art open-air golf and entertainment venues, Toptracer ball-tracking technology and innovative media platform with a differentiated position in eSports. The Company will benefit from a compelling family of brands with reach across multiple channels including retail, venues, e-commerce and digital communities.
Pursuant to the terms of the Merger Agreement, at the closing of the merger, the Company issued approximately 89,776,450 unrestricted and fully vested shares of its common stock to the stockholders of Topgolf (excluding approximately 12,329,721 shares of the Company’s common stock that would have been allocated to the Company in the merger based on the shares of Topgolf held by the Company) for 100% of the outstanding equity of Topgolf, at an exchange ratio based on an equity value of Topgolf of $1,987,000,000 (or $1,748,000,000 excluding Topgolf shares that were held by the Company) and a price per share of the Company's common stock fixed at $19.40 per share (the “Callaway Share Price”). The actual purchase consideration upon the closing of the merger of $3,014,174,000 (or $2,650,201,000 excluding Topgolf shares that were held by the Company) was based on the number of shares of the Company’s common stock issued, multiplied by the closing price of $29.52 of the Company's common stock on March 8, 2021. Additionally, the Company converted certain stock options previously held by former equity holders of Topgolf into options to purchase a number of shares of Callaway common stock, and certain outstanding restricted stock awards of Topgolf, into 187,568 shares of Callaway common stock (together, the "replacement awards"). The Company included $33,051,000 in the consideration transferred in the merger for these replacement awards, which represents the fair value of the vested portion the replacement awards. The unvested portion of these replacement awards related to future services that will be rendered in the post-combination period will be recognized as compensation expense over the remaining vesting period (see Note 15). In addition, the Company converted issued and outstanding warrants to purchase certain preferred shares of Topgolf into a warrant to purchase a number of shares of Callaway common stock. The fair value of the consideration transferred in the merger related to these warrants totaled $1,625,000. The purchase consideration, together with the fair value of the consideration transferred for outstanding stock awards and warrants totaled $3,048,850,000.
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
The Company allocated the purchase price to the net identifiable tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the date of acquisition. Identifiable intangible assets include the Topgolf trade name, developed technology, Topgolf's investment in Full Swing Golf Holdings, Inc. ("Full Swing"), customer relationships and liquor licenses. The excess of the purchase price over the estimated fair value of the net assets and liabilities was allocated to goodwill. The Company determined the preliminary estimated fair values after review and consideration of relevant information as of the acquisition date, including discounted cash flows, quoted market prices and estimates made by management. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are preliminary based on management's estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The allocation of the purchase price presented below was based on management's preliminary estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including income, cost and market approaches. These valuation techniques incorporate the use of expected future revenues, cash flows and growth rates as well as estimated discount rates. Current and noncurrent assets and liabilities are valued at historical carrying values, which approximates fair value, except as described below. The trade name was valued under the royalty savings income approach method, which is equal to the present value of the after-tax royalty savings attributable to owning the trade name as opposed to paying a third party for its use. For this valuation the Company used a royalty rate of 2.5%, which is reflective of royalty rates paid in market transactions, and a discount rate of 7.0% to 8.5% on the future cash flows generated by the net after-tax savings. The fair value of the Topgolf hitting bays, Toptracer ball-tracking technology and the WGT digital game was based on a combination of valuation methodologies, including the residual net income approach, royalty savings income approach and the cost approach. The Company utilized the options pricing model and revenue multiples of comparable companies to determine the fair value of the investment in Full Swing. Customer relationships and liquor licenses were valued using the replacement cost method. The Company amortizes the fair value of the finite-lived intangibles, which include technology and customer relationships, over a period ranging between one and ten years. The estimated fair value of operating leases was determined based on current market terms, which resulted in a net unfavorable adjustment to the right-of-use asset. Property, plant and equipment was valued based on its replacement cost, which resulted in an estimated step-up in value. The estimated fair value of the debt assumed was based on a market credit rating, interest rates and repayment terms, which resulted in an overall decrease in value. As of September 30, 2021, the Company is in the process of completing its assessment of the fair value of the right-of-use assets of operating and DLF obligations, and deferred taxes. Additionally, the Company is still in the process of reviewing and evaluating fair value estimates as included herein. Upon the completion of these assessments, the Company will adjust the preliminary purchase price allocation accordingly. After assessing the preliminary fair value of the net assets acquired and liabilities assumed, the Company recorded goodwill of $1,968,911,000, of which the Company attributed $1,405,556,000 to the future revenues and growth potential of the Topgolf business, and $563,355,000 to the synergies the Company anticipates from leveraging the Topgolf business to expand its golf equipment and apparel businesses. For the operating segment allocation of goodwill, see Note 9. As a non-taxable stock acquisition, the Company does not expect the value attributable to the acquired intangibles and goodwill to be tax deductible.
In connection with the merger, during the nine months ended September 30, 2021, the Company recognized transaction costs of approximately $16,199,000, consisting primarily of advisor, legal, valuation and accounting fees. There were no transaction costs recognized in the three months ended September 30, 2021. There were $1,544,000 in transaction costs recognized during the three and nine months ended September 30, 2020. Transaction costs were recorded in selling, general & administrative expenses.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the preliminary purchase price allocation (in thousands):

At March 8, 2021
Assets Acquired
Cash	$171,294
Accounts receivable	11,277
Inventories	13,828
Other current assets	52,233
Property and equipment	1,018,727
Operating lease right-of-use assets	833,812
Investments	28,263
Other assets	33,664
Intangibles - trade name	994,200
Intangibles - technology, customer relationships and liquor licenses	81,929
Goodwill	1,405,556
Total assets acquired	4,644,783
Liabilities Assumed
Accounts payable and accrued liabilities	94,434
Accrued employee costs	36,992
Construction advances	60,333
Deferred revenue	62,617
Other current liabilities	7,821
Long-term debt	535,096
Deemed landlord financing	179,718
Operating lease liabilities	1,023,338
Other long-term liabilities	23,539
Deferred tax liabilities	135,400
Net assets acquired	$2,485,495
Goodwill allocated to other business units	563,355
Total purchase price and consideration transferred in the merger	$3,048,850

Supplemental Pro-Forma Information (Unaudited)
The following table presents supplemental pro-forma information for the three and nine months ended September 30, 2021 and 2020 as if the merger with Topgolf had occurred on January 1, 2020. These amounts have been calculated after applying the Company's accounting policies and are based upon currently available information. For this analysis, the Company assumed that certain gains and costs associated with the merger were recognized as of January 1, 2020, including a gain of $252,531,000 recognized on the Company's pre-acquisition investment in Topgolf, acquisition costs of $16,199,000, the amortization of estimated intangible assets and other fair value adjustments, as well as the tax effect on those costs, and a valuation allowance on certain acquired net operating losses and tax credit carryforwards (see Note 13). Pre-acquisition net revenue and net income(loss) amounts for Topgolf were derived from the books and records of Topgolf prepared prior to the acquisition and are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the dates noted below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net revenues	$856,461	$691,437	$2,564,667	$1,700,339
Net income (loss)	$(15,991)	$7,258	$101,205	$(187,478)

Supplemental Information of Operating Results
For the three months ended September 30, 2021, the Company's consolidated condensed statements of operations included net revenues of $333,783,000 and net income of $2,832,000 attributable to Topgolf. For the nine months ended September 30, 2021, the Company's consolidated condensed statements of operations included net revenues of $751,873,000 and net income of $396,000 for the period beginning March 8, 2021 through October 3, 2021.
Note 7. Financing Arrangements
The Company's debt obligations are summarized as follows (in thousands):

	September 30, 2021				December 31, 2020
	Maturity Date	Interest Rate	Unamortized Debt Issuance Costs	Carrying Value	Carrying Value
Short-Term Credit Facilities
U.S. Asset-Based Revolving Credit Facility	May 17, 2024	3.00%	$1,134	$30,108	$22,130
Japan ABL Facility	January 21, 2022	1.28%	—	—	—
			$1,134	$30,108	$22,130
Balance Sheet Location
Prepaid expenses			$1,047	$—	$—
Other long-term assets			87	—	—
Asset-based credit facilities			—	30,108	22,130
			$1,134	$30,108	$22,130

	September 30, 2021				December 31, 2020
	Maturity Date	Interest Rate	Unamortized Original Issuance Discount and Debt Issuance Costs	Carrying Value, net	Carrying Value, net
Long-Term Debt and Credit Facility
Japan Term Loan Facility	July 31, 2025	0.86%	$—	$14,379	$18,390
Term Loan B Facility	January 4, 2026	4.59%	16,217	421,783	428,150
Topgolf Term Loan	February 8, 2026	7.00%	6,654	334,596	—
Topgolf Revolving Credit Facility	February 8, 2024	4.75%	6,444	28,556	—
Convertible Notes	May 1, 2026	2.75%	67,216	191,534	183,126
Equipment Notes	December 27, 2022 - March 19, 2027	2.36% - 3.79%	—	25,546	31,822
Mortgage Loans	July 1, 2033 - July 29, 2036	9.75% - 11.31%	—	46,522	—
Financed Tenant Improvements	February 1, 2035	8.00%	—	3,689	3,801
			$96,531	$1,066,605	$665,289
Balance Sheet Location
Other current liabilities			$3,816	$17,586	$—
Accrued expenses			—	—	14,725
Long-term debt			92,715	1,049,019	650,564
			$96,531	$1,066,605	$665,289
Revolving Credit Facilities and Available Liquidity
In addition to cash on hand, as well as cash generated from operations, the Company relies on its U.S. and Japan asset-based revolving credit facilities and the Topgolf revolving credit facility to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of September 30, 2021, the Company had $65,108,000 outstanding under these facilities and $508,177,000 in cash and cash equivalents. As of September 30, 2021, the Company's available liquidity, which is comprised of cash on hand and amounts available under the Company's revolving credit facilities, after letters of credit and outstanding borrowings, was $918,000,000. As of September 30, 2020, the Company had $30,235,000 outstanding under its U.S. and Japan facilities, and $286,656,000 in cash and cash equivalents. As of September 30, 2020, the Company's available liquidity, which is comprised of cash on hand and amounts available under its U.S. and Japan facilities, after letters of credit and outstanding borrowings, was $636,891,000.
U.S. Asset-Based Revolving Credit Facility
In May 2019, the Company entered into a Fourth Amended and Restated Loan and Security Agreement with Bank of America N.A. and other lenders, which provides a senior secured asset-based revolving credit facility of up to $400,000,000 (the “ABL Facility”), comprised of a $260,000,000 U.S. facility, a $70,000,000 German facility, a $25,000,000 Canadian facility and a $45,000,000 United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), certain intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Germany, Canada and the United Kingdom. The real estate and intellectual property components of the borrowing base under the ABL Facility are both amortizing. The amount available for the real estate portion is reduced quarterly over a 15-year period, and the amount available for the intellectual property portion is reduced quarterly over a three-year period.
Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable on the maturity date. Amounts available under the ABL Facility increase and decrease with changes in the Company’s inventory and accounts receivable balances. During the nine months ended September 30, 2021, average outstanding borrowings were $20,237,000 and average amount available, after outstanding borrowings and letters of credit, was approximately $307,753,000.
In April 2020, the Company amended the ABL Facility to permit a customary capped call transaction (see “Convertible Senior Notes” below) in connection with the issuance of convertible debt securities by the Company and to permit the Company to incur loans or financial assistance of up to $50,000,000 pursuant to governmental programs enacted due to the COVID-19 pandemic. As of September 30, 2021, the Company had not drawn on these funds. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. In addition, in connection with the merger with Topgolf (see Note 6), the Company amended the ABL Facility to, among other things, permit the consummation of the merger, designate Topgolf and its subsidiaries as excluded subsidiaries under the ABL Facility and amend certain covenants and other provisions to allow the Company to make certain investments in, and enter into certain transactions with Topgolf. Fees in connection with this amendment will be combined with existing debt origination and amendment fees and amortized over the remaining term of the ABL Facility.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant of at least 1.0 to 1.0 during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below 10% of the maximum facility amount or $40,000,000. The Company’s borrowing base availability was above $40,000,000 during the nine months ended September 30, 2021, and the Company was in compliance with the fixed charge coverage ratio as of September 30, 2021. Had the Company not been in compliance with the fixed charge coverage ratio as of September 30, 2021, the maximum amount of additional indebtedness that could have been outstanding on September 30, 2021 would have been reduced by $40,000,000. As of September 30, 2021, in addition to the fixed charge coverage ratio covenant, the Company was in compliance with all other financial covenants of the ABL Facility.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio” which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the German, the U.K. and the U.S. borrowing bases, as adjusted. At September 30, 2021 the Company’s trailing 12-month average interest rate applicable to its outstanding loans under the ABL Facility was 3.07%. Additionally, the ABL Facility provides for monthly fees of 0.25% of the unused portion of the ABL Facility.
Fees in connection with the origination of the ABL Facility and prior amendments are amortized in interest expense over the term of the facility.
Japan ABL Facility
In January 2021, the Company refinanced the asset-based loan agreement between its subsidiary in Japan and The Bank of Tokyo-Mitsubishi UFJ, Ltd (the “Japan ABL Facility”), which provides a credit facility of up to 4,000,000,000 Yen (or U.S. $35,948,000, using the exchange rate in effect as of September 30, 2021) over a one-year term, subject to borrowing base availability under the Japan ABL Facility. The amounts outstanding are secured by certain assets, including eligible inventory and eligible accounts receivable. The Japan ABL Facility also includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. As of September 30, 2021, the Company was in compliance with these covenants.
The Japan ABL Facility is subject to an effective interest rate equal to the Tokyo Interbank Offered Rate (“TIBOR”) plus 1.20%.
Long-Term Debt
Japan Term Loan Facility
In August 2020, the Company entered into a five-year Term Loan facility (the “Japan Term Loan Facility”) between its subsidiary in Japan and Sumitomo Mitsui Banking Corporation (“SMBC”) for 2,000,000,000 Yen (or approximately U.S. $17,974,000 using the exchange rate in effect as of September 30, 2021).
As of September 30, 2021, the Company had 1,600,000,000 Yen (or approximately U.S. $14,379,000 using the exchange rate in effect as of September 30, 2021) outstanding, of which 400,000,000 Yen (or approximately U.S. $3,595,000 using the exchange rate in effect as of September 30, 2021) is reflected in other current liabilities in the accompanying consolidated condensed balance sheets. Total interest expense recognized during the three and nine months ended September 30, 2021 was 3,544,000 Yen (or approximately U.S. $32,000) and 11,156,000 Yen (or approximately U.S. $103,000), respectively.
Loans under the Japan Term Loan Facility are subject to a rate per annum of either, at the Company’s option, SMBC TIBOR or TIBOR plus 80 basis points. Principal payments of 100,000,000 Yen (or approximately U.S. $899,000 using the exchange rate in effect as of September 30, 2021) are due quarterly, and the facility imposes certain restrictions including covenants to certain financial performance obligations. As of September 30, 2021, the Company was in compliance with these covenants.
Term Loan B Facility
In January 2019, to fund the purchase price of the Jack Wolfskin acquisition, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A and other lenders party to the Credit Agreement (the “Term Lenders”). The Credit Agreement provides for a Term Loan B facility (the “Term Loan Facility”) in an aggregate principal of $480,000,000, which was issued less $9,600,000 in original issue discount and other transaction fees. Such principal amount may be increased pursuant to incremental facilities in the form of additional tranches of term loans or new commitments, up to a maximum incremental amount of $225,000,000, or an unlimited amount subject to compliance with a first lien net leverage ratio of 2.25 to 1.00. Total interest and amortization expense recognized during the three months ended September 30, 2021 and 2020 was $6,105,000 and $5,986,000, respectively. Total interest and amortization expense recognized during the nine months ended September 30, 2021 and 2020 was $18,029,000 and $19,681,000, respectively.
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
The Credit Agreement contains a cross-default provision with respect to any indebtedness of the Company as defined in the Credit Agreement, as well as customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Events of default permitting acceleration under the Credit Agreement include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, certain cross defaults or a change of control. As of September 30, 2021, the Company was in compliance with these covenants.
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
The terms of the Topgolf Credit Facilities require the Company to maintain on a quarterly basis a total leverage ratio (measured on a trailing four-quarter basis) less than or equal to 5.50:1.00. On September 17, 2020, prior to the completion of the merger, Topgolf entered into an amendment to the credit agreement (the “Amended Credit Agreement”) to modify the financial covenants and make certain other changes. The Amended Credit Agreement (i) suspends the total leverage ratio financial covenant through and including the fiscal quarter ending on or about March 31, 2022 and (ii) provides for an increased level of 7.75:1.00 for the fiscal quarter ending on or about June 30, 2022, in each case unless the Company elects to restore the 5.50:1.00 total leverage ratio test (and eliminate the restrictions in the Amended Credit Agreement that apply during the period of relief) at an earlier date. Until the Company demonstrates compliance with the 5.50:1.00 total leverage ratio test for the period ending on or about September 30, 2022 (or terminate the period of relief at an earlier date after demonstrating compliance with the 5.50:1.00 total leverage ratio test), the Company is required to maintain unrestricted cash on hand and/or availability under the Topgolf Credit Facilities of not less than $30,000,000. As of September 30, 2021, the Company was in compliance with these covenants.
The Topgolf Credit Facilities also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations. The Topgolf Term Loan also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations.
Convertible Notes
In May 2020, the Company issued $258,750,000 of 2.75% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 2.75% per annum on the principal amount, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Convertible Notes mature on May 1, 2026, unless earlier redeemed or repurchased by the Company or converted. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.
The Company may settle the Convertible Notes through cash settlement, physical settlement, or combination settlement at its election. Therefore, the Convertible Notes were separated into a liability component and an equity component in a manner that reflects the interest cost of a similar nonconvertible debt instrument. At inception, the fair value of the liability component was determined by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the liability component was $191,534,000 as of September 30, 2021. The carrying amount of the discount on the Convertible Notes, totaling $62,324,000 as of September 30, 2021, is amortized over the remaining term of approximately 4.6 years. The conversion feature of $76,508,000 was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the Convertible Notes.
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
Upon conversion, the Company has the option to settle the conversion obligation in any combination of cash and shares. The initial conversion rate is 56.7698 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equal to an initial conversion price of $17.62 per share. At September 30, 2021, the price of the Company's common stock was higher than the initial conversion price. Therefore, the if-converted value of the Convertible Notes exceeded the principal amount.
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
The Convertible Notes will have an impact on the Company’s diluted earnings per share when the average market price of its common stock exceeds the conversion price of $17.62 per share, as the Company intends to settle the principal amount of the Convertible Notes in cash upon conversion. For the nine months ended September 30, 2021, the average market price of the Company's common stock was $30.85, which exceeded the conversion price. As such, the Company used the treasury stock method to compute the dilutive shares of common stock related to the Convertible Notes for periods the Company reported net income. Upon conversion, there will be no economic dilution from the Convertible Notes until the average market price of the Company’s common stock exceeds the cap price of $27.10 per share, as exercise of the Capped Calls offsets any dilution from the Convertible Notes from the conversion price up to the cap price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.
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
Interest expense recognized during the three months ended September 30, 2021 and 2020 was $205,000 and $247,000, respectively. Interest expense recognized during the nine months ended September 30, 2021 and 2020 was $665,000 and $624,000, respectively.
The Equipment Notes are subject to compliance with the financial covenants in the Company's ABL Facility. As of September 30, 2021, the Company was in compliance with these covenants.
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
The following table presents the Company's combined aggregate amount of maturities for the Company's long-term debt over the next five years and thereafter as of September 30, 2021. Amounts payable under the ABL Facility are excluded from this table as they are short-term in nature. Amounts payable under the Term Loan Facility included below represent the minimum principal repayment obligations. As of September 30, 2021, the Company does not anticipate excess cash flow repayments as defined by the Term Loan Facility.

(in thousands)
Remainder of 2021	$5,254
2022	21,232
2023	18,575
2024	52,352
2025	14,155
Thereafter	1,051,568
$1,163,136
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
The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings per common share—basic
Net income (loss)	$(15,991)	$52,432	$348,214	$(86,358)
Weighted-average common shares outstanding—basic(1)	185,963	94,171	163,141	94,207
Basic earnings (loss) per common share	$(0.09)	$0.56	$2.13	$(0.92)
Earnings per common share—diluted
Net income (loss)	$(15,991)	$52,432	$348,214	$(86,358)
Weighted-average common shares outstanding—basic(1)	185,963	94,171	163,141	94,207
Convertible notes weighted-average shares outstanding	—	924	6,117	—
Outstanding options, restricted stock units and performance share units	—	1,517	1,936	—
Weighted-average common shares outstanding—diluted	185,963	96,612	171,194	94,207
Diluted earnings (loss) per common share	$(0.09)	$0.54	$2.03	$(0.92)

(1)In connection with the Topgolf merger on March 8, 2021, the Company issued 89,776,450 of its common stock to the stockholders of Topgolf, and 187,568 of its common stock for restricted stock awards converted in the merger (see Note 15), of which 89,964,018 and 67,884,937 weighted average shares for the three and nine months ended September 30, 2021, respectively, were included in the basic and diluted share calculations based on the number of days the shares were outstanding during the periods.
Convertible Notes
In May 2020, the Company issued $258,750,000 of 2.75% Convertible Notes. The Convertible Notes will have an impact on the Company’s diluted earnings per share when the average market price of its common stock exceeds the conversion price of $17.62 per share, as the Company intends to settle the principal amount of the Convertible Notes in cash upon conversion. The Company is required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Convertible Notes for periods the Company reports net income. As of September 30, 2021 and September 30, 2020, the average market price of its common stock exceeded the conversion price per share and, as such, the common shares underlying convertible notes were included in the calculation of earnings per common share—diluted for the three months ended September 30, 2020 and the nine months ended September 30, 2021, respectively (see Note 7). As a net loss was reported for the three months ended September 30, 2021 and the nine months ended September 30, 2020, common shares underlying convertible notes of 6,139,949 and 502,517, respectively, were excluded from the calculation of loss per common share—diluted for these periods.
Options, Restricted Stock Units and Performance Share Units
As a net loss was reported for the three months ended September 30, 2021 and the nine months ended September 30, 2020, common shares underlying options, restricted stock units and performance share units of 1,822,402 and 1,345,695, respectively, were excluded from the calculation of loss per common share—diluted for these periods.
For the nine months ended September 30, 2021, securities outstanding totaling approximately 1,195,000 shares, comprised of stock options and restricted stock units, were excluded from the calculation of earnings per common share—diluted as they would be anti-dilutive. For the three months ended September 30, 2020, there were no securities excluded from the calculation of earnings per common share—diluted.

Note 9. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in thousands):

	Topgolf	Golf Equipment	Apparel, Gear and Other	Total
Balance at December 31, 2020	$—	$27,025	$29,633	$56,658
Acquisitions	1,405,556	504,690	58,665	$1,968,911
Impairments	—	—	—	$—
Foreign currency translation	—	(394)	—	$(394)
Balance at September 30, 2021	$1,405,556	$531,321	$88,298	$2,025,175
Goodwill at September 30, 2021 increased to $2,025,175,000 from $56,658,000 at December 31, 2020. This $1,968,517,000 increase was primarily due to the addition of $1,968,911,000 in goodwill in connection with the Topgolf merger in March 2021, of which the Company attributed $1,405,556,000 to the Topgolf business, and $504,690,000 and $58,665,000 to the golf equipment and apparel businesses, respectively (see Note 6). This increase was partially offset by changes in foreign currency rates period over period.
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and non-amortizing intangible assets are subject to an annual impairment test or more frequently when impairment indicators are present. As of September 30, 2021 and December 31, 2020, the Company recognized accumulated impairment losses on goodwill of $148,375,000. There were no impairment losses recognized during the three or nine months ended September 30, 2021.
The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	September 30, 2021
		Gross(1)	Accumulated Amortization	Translation Adjustment	Net Book Value
Indefinite-lived:
Trade name, trademark, trade dress and other	NA	$1,441,003	$—	$11,893	$1,429,110
Liquor licenses	NA	7,756	—	—	7,756
Amortizing:
Patents	2-16	32,041	31,645	—	396
Customer and distributor relationships and other	1-10	61,378	25,195	1,757	34,426
Developed technology	10	69,821	3,909	553	65,359
Total intangible assets		$1,611,999	$60,749	$14,203	$1,537,047

	Useful Life (Years)	December 31, 2020
		Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
Trade name, trademark, trade dress and other	NA	$446,803	$—	$446,803
Amortizing:
Patents	2-16	31,581	31,581	—
Customer and distributor relationships and other	1-10	57,309	19,773	37,536
Total intangible assets		$535,693	$51,354	$484,339

(1) The gross balance of intangible assets as of September 30, 2021 includes additions of $1,001,600,000 and $74,529,000 in indefinite-lived and amortizing intangible assets, respectively, related to the Topgolf merger that was completed on March 8, 2021.
The Company recognized amortization expense related to intangible assets of $3,358,000 and $1,321,000 for the three months ended September 30, 2021 and 2020, respectively, and $9,395,000 and $3,714,000 for the nine months ended September 30, 2021 and 2020, respectively, in selling, general and administrative expenses in the accompanying consolidated condensed statements of operations.

Amortization expense related to intangible assets at September 30, 2021 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2021	$7,233
2022	13,177
2023	11,616
2024	11,471
2025	11,395
Thereafter	45,289
$100,181
Note 10. Investments
Investment in Topgolf International, Inc.
Prior to the completion of the merger with Topgolf, the Company owned a minority interest of approximately 14.3% in Topgolf, the owner and operator of Topgolf entertainment centers. On March 8, 2021, the Company completed its merger with Topgolf, in which the Company issued shares of its common stock in exchange for 100% of the outstanding equity of Topgolf (see Note 6). As a result of the merger, the Company's shares of Topgolf comprised of common stock and various classes of preferred stock were stepped up to their fair value and applied toward the total purchase consideration in the merger. The fair value adjustment resulted in a gain of $252,531,000.
Immediately prior to the merger and at December 31, 2020, the Company's total investment in Topgolf was $111,442,000. The Company accounted for this investment at cost less impairments in accordance with ASU No. 2016-01. Prior to the merger, the Company did not record any impairments with respect to this investment.
Investment in Full Swing
In connection with the merger with Topgolf, the Company acquired a minority interest of 17.7% in Full Swing, owners of indoor golf simulation technology that delivers golf ball tracking data and measures ball flight indoors. The fair value of this investment as of the merger date was $27,740,000. During the quarter ended September 30, 2021, the Company sold a portion of its investment in Full Swing for cash proceeds of approximately $18,591,000. As a result of the transaction, the Company now owns a minority interest of 7.3% in Full Swing.
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

The warranty reserve is included in other current liabilities in the accompanying consolidated condensed balance sheets as of September 30, 2021 and December 31, 2020. The following table provides a reconciliation of the activity related to the Company's warranty reserve (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$11,533	$9,779	$9,364	$9,636
Provision	1,938	2,137	7,871	5,507
Claims paid/costs incurred	(1,950)	(2,276)	(5,714)	(5,503)
Ending balance	$11,521	$9,640	$11,521	$9,640
Note 12. Selected Financial Statement Information

	September 30, 2021	December 31, 2020
	(In thousands)
Inventories:
Finished goods	$295,962	$281,602
Work in process	858	1,010
Raw materials	83,994	69,932
Food and beverage	4,497	—
	$385,311	$352,544
Property, plant and equipment, net:
Land	$90,200	$7,308
Buildings and leasehold improvements	841,664	100,653
Machinery and equipment	200,416	137,026
Furniture, computer hardware and equipment	193,638	100,558
Internal-use software	80,697	42,082
Production molds	7,220	6,809
Construction-in-process	215,090	13,299
	1,628,925	407,735
Accumulated depreciation	(298,599)	(261,240)
	$1,330,326	$146,495
Accounts payable and accrued expenses:
Accounts payable	$126,643	$66,282
Accrued expenses	230,178	136,277
Accrued inventory	96,817	73,650
	$453,638	$276,209
Accrued employee compensation and benefits:
Accrued payroll and taxes	$89,103	$17,009
Accrued vacation and sick pay	21,753	12,887
Accrued commissions	5,090	1,041
	$115,946	$30,937
During the three months ended September 30, 2021 and 2020, the Company recorded depreciation expense of $40,920,000 and $8,990,000, respectively, and $98,425,000 and $24,954,000 for the nine months ended September 30, 2021 and 2020, respectively, on the accompanying consolidated condensed statements of operations.
Note 13. Income Taxes
The Company calculates its interim income tax provision in accordance with ASC Topic 270, “Interim Reporting,” and ASC Topic 740, “Accounting for Income Taxes.” At the end of nine months ended September 30, 2021, the Company estimates its annual effective tax rate and applies that rate to its ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur.
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
In January 2019, the Company acquired Jack Wolfskin for approximately $521,201,000 (including cash acquired of $58,096,000). The Company recorded a deferred tax liability of $88,392,000 related to the intangibles upon acquisition in addition to $11,384,000 of deferred tax assets acquired. In the second quarter of 2020, due to a decline in projected revenues caused by the COVID-19 pandemic, the Company recognized an impairment charge of $174,269,000 to write down the goodwill and trade name associated with Jack Wolfskin to its fair value (see Note 9). The impaired goodwill was comprised of book basis over tax basis with no corresponding deferred tax liability. The brand value impairment resulted in the reduction of approximately $7,900,000 of the deferred tax liability previously recorded as part of acquisition accounting.
The realization of deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. As a result of the Topgolf merger and the fact that Topgolf’s losses exceed the Company’s income in recent years, the Company recorded a valuation allowance in its income tax provision of approximately $38,927,000 against certain of its net operating losses and tax credit carryforwards during the three months ended March 31, 2021. In connection with the purchase accounting related to the merger with Topgolf, the Company also recorded a valuation allowance in goodwill of approximately $80,566,000 against certain Topgolf deferred tax assets acquired in the merger. As a consequence of utilizing the annual effective tax rate method to record tax provision impacts instead of utilizing the discrete effective tax rate method used in the quarter ended June 30, 2021, for the three months ended September 30, 2021, the Company recorded Topgolf valuation allowances of approximately $32,743,000 which were previously released during the three months ended June 30, 2021. With respect to Jack Wolfskin and previously existing non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established.
The Company recorded income tax expense of $66,229,000 and $98,119,000 for the three and nine months ended September 30, 2021, respectively. As a percentage of pre-tax income, the Company's effective tax rate was 131.8% and 22.0% for the three and nine months ended September 30, 2021, respectively. In the three months ended September 30, 2021, the primary difference between the statutory rate and the effective rate relates to utilizing the annual effective tax rate method for the three months ended September 30, 2021 instead of utilizing the discrete effective tax rate method which was used for the three months ended June 30, 2021. In the nine months ended September 30, 2021, the primary difference between the statutory rate and the effective rate relates to excluding the book gain on pre-merger Topgolf shares for tax purposes offset by valuation allowances on the Company’s deferred tax assets.
At September 30, 2021, the gross liability for income taxes associated with uncertain tax positions was $27,265,000. Of this amount, $5,463,000 would benefit the Company’s consolidated condensed financial statements and effective income tax rate if favorably settled. The unrecognized tax liabilities are expected to decrease by approximately $463,000 during the next 12 months. The gross liability for uncertain tax positions increased by $237,000 for the three months ended September 30, 2021 primarily due to increases in tax positions taken during the current quarter, as well as currency translation adjustments. The gross liability for uncertain tax positions decreased by $1,037,000 for the nine months ended September 30, 2021. The decrease was primarily due to an increase in effectively settled tax positions taken in the current year.
The Company recognizes interest and penalties related to income tax matters in income tax expense. For the three months ended September 30, 2021 and 2020, the Company's provision for income taxes includes a benefit of $46,000 and an expense of $110,000, respectively, related to the recognition of interest and/or penalties. For the nine months ended September 30, 2021 and 2020, the Company's provision for income taxes includes a benefit of $236,000 and an expense of $163,000, respectively, related to the recognition of interest and/or penalties. As of September 30, 2021 and December 31, 2020, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated condensed balance sheets was $996,000 and $1,232,000, respectively.

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
Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating losses and credit carry-forwards may be limited if the Company were to experience a cumulative change in ownership of the Company's stock by “5-percent shareholders” that exceeds 50% over a rolling three-year period. The Company believes a cumulative change in ownership occurred as a result of the merger with Topgolf, for the Company and Topgolf. The resulting limitations are not expected to have an adverse impact on future combined earnings of the Company. The limitation on losses and credits could impact future cash flows but those impacts are not expected to be significant.
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
Historically, the claims, proceedings, and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company. The Company believes that it has valid legal defenses to the matters currently pending against the Company. However, these matters are inherently unpredictable and the resolutions of these matters are subject to many uncertainties and the outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary loss, amounts covered by insurance, or the financial impact that will result from such matters. In addition, the Company cannot assure that it will be able to successfully defend itself in those matters, or that any amounts accrued are sufficient.
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
The minimum obligation that the Company is required to pay as of September 30, 2021 under these agreements is $85,143,000 over the next five years and thereafter as follows (in thousands):

Remainder of 2021	$31,167
2022	32,429
2023	20,759
2024	664
2025	124
Thereafter	—
$85,143
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
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities and guarantees to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities, commitments, and/or guarantees to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company, (iv) indemnities involving the accuracy of representations and warranties in certain contracts, and (v) indemnities, commitments, and/or guarantees in connection with the Company's credit facilities. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s consolidated financial statements. The fair value of indemnities, commitments and guarantees that the Company issued during and as of September 30, 2021 was not material to the Company’s financial position, results of operations, or cash flows.
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

Note 15. Share-Based Employee Compensation
As of September 30, 2021, the Company had three shareholder approved stock plans under which shares were available for equity-based awards: the Callaway Golf Company Amended and Restated 2004 Incentive Plan, the 2013 Non-Employee Directors Stock Incentive Plan and the 2021 Employment Inducement Plan, which was adopted in connection with the merger with Topgolf on March 8, 2021. This inducement plan has substantially the same terms as the Company's other stock plans. In general, the Company grants stock options, restricted stock units, performance based awards, phantom stock units and other awards under these plans.
The Company accounts for its share-based compensation arrangements in accordance with ASC Topic 718 and ASU No. 2014-12, which requires the measurement and recognition of compensation expense, net of an estimated forfeiture rate, for all share-based payment awards to employees and directors.
Replacement Awards
In connection with the merger with Topgolf, the Company converted certain stock options previously held by former equity holders of Topgolf into options to purchase a number of shares of Callaway common stock, and certain outstanding restricted stock awards of Topgolf into shares of Callaway common stock (together, the "replacement awards"). The Company included $33,051,000 in the consideration transferred in the merger for these replacement awards, which represents the fair value of the vested portion the replacement awards. The unvested portion of these replacement awards, which is associated with the future services that will be rendered in the post-combination period, is comprised of 3,168,000 shares underlying stock options with an acquisition date fair value of $5,343,000, and 188,000 shares of restricted stock awards with an acquisition date fair value of $4,794,000.
The fair value of the stock options was based on the Black-Scholes option-pricing model. The model uses various assumptions including a risk-free interest rate, an expected term, stock price volatility and a dividend yield. The table below summarizes the range and the weighted averages of the fair value assumptions used in the valuation as of March 8, 2021.

Assumptions:	Range	Weighted Averages
Expected term (in years)	0.3 - 7.1	3.7
Volatility	43.0% - 85.4%	55.1%
Risk free interest rate	0.1% -1.3%	0.6%
Dividend yield	—	—
During the three and nine months ended September 30, 2021, the Company recognized compensation expense of $1,525,000 and $3,503,000, respectively, related to these awards, net of estimated forfeitures. At September 30, 2021, unamortized compensation expense related to stock options and restricted stock awards was $2,857,000 and $2,831,000, respectively, which will be recognized over a weighted average vesting period of 1.3 years and 1.4 years, respectively.
Restricted Stock Units
Restricted stock units are valued at the Company’s closing stock price on the date of grant, and generally vest over one to five years. Compensation expense for restricted stock units is recognized on a straight-line basis over the vesting period and is reduced by an estimate for forfeitures.
During the three months ended September 30, 2021, the Company granted 40,000 shares underlying restricted stock units at a weighted average grant-date fair value of $29.67 per share. There were no restricted stock units granted for the three months ended September 30, 2020. During the nine months ended September 30, 2021, the Company granted 1,149,000 shares underlying restricted stock units, including 612,000 shares in connection with the merger with Topgolf, at a weighted average grant-date fair value of $29.62. During the nine months ended September 30, 2020, the Company granted 406,000 shares underlying restricted stock units at a weighted average grant-date fair value of $17.82 per share.
Compensation expense, net of estimated forfeitures, for restricted stock units was $3,840,000 and $1,907,000 for the three months ended September 30, 2021 and 2020, respectively, and $9,790,000 and $4,884,000 for the nine months ended September 30, 2021 and 2020, respectively.

At September 30, 2021, the Company had $29,298,000 of total unamortized compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years.
Performance Based Awards
The Company grants performance based awards in which the number of shares ultimately received depends on the Company's performance against specified metrics, including adjusted earnings before interest, taxes, depreciation, amortization, earnings per share, adjusted pre-tax income and total shareholder return. The performance period ranges over one to five years from the date of grant. Performance based awards are initially valued at the Company's closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of three to five years, and is adjusted according to the level of performance expected to be achieved during the performance period. Awards that do not achieve the minimum performance threshold are forfeited at the end of the performance period.
During the nine months ended September 30, 2021, the Company granted 1,440,000 shares underlying performance based awards, including 1,063,000 shares in connection with the merger with Topgolf, at a weighted average grant-date fair value of $29.42. During the nine months ended September 30, 2020, the Company granted 250,000 shares underlying performance based awards at a weighted average grant-date fair value of $21.44. There were no performance based awards granted during three months ended September 30, 2021 and 2020.
Compensation expense, net of estimated forfeitures, for performance based awards was $6,100,000 and $1,365,000 for the three months ended September 30, 2021 and 2020, respectively, and $13,820,000 and $3,182,000 for the nine months ended September 30, 2021 and 2020, respectively.

At September 30, 2021, unamortized compensation expense related to these awards was $50,257,000, which is expected to be recognized over a weighted-average period of 2.2 years.

Share-Based Compensation Expense
The table below summarizes the amounts recognized in the financial statements for the three and nine months ended September 30, 2021 and 2020 for share-based compensation, including expense for restricted stock units, performance based awards units and stock options (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Cost of products	$345	$158	$892	$553
Selling, general and administrative expenses	10,867	2,930	25,548	7,044
Research and development expenses	263	184	683	469
Total cost of share-based compensation included in income, before income tax	11,475	3,272	27,123	8,066
Income tax benefit	2,754	785	6,510	1,936
Total cost of employee share-based compensation, after tax	$8,721	$2,487	$20,613	$6,130
Note 16. Fair Value of Financial Instruments
Certain of the Company’s financial assets and liabilities are measured at fair value on a recurring and non-recurring basis. Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability (the exit price) in the principal and most advantageous market for the asset or liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified using the following three-tier hierarchy:
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

The following table summarizes the valuation of the Company’s foreign currency forward contracts and interest rate hedge agreements (see Note 17) that are measured at fair value on a recurring basis by the above pricing levels at September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Foreign currency forward contracts—asset position(1)	$4,855	$—	$4,855	$—
Foreign currency forward contracts—liability position(1)	(470)	—	(470)	—

Interest rate hedge agreements—liability position(2)	(12,224)	—	(12,224)	—
	$(7,839)	$—	$(7,839)	$—
December 31, 2020
Foreign currency forward contracts—asset position(1)	$90	$—	$90	$—
Foreign currency forward contracts—liability position(1)	(1,553)	—	(1,553)	—

Interest rate hedge agreements—liability position(2)	(17,922)	—	(17,922)	—
	$(19,385)	$—	$(19,385)	$—

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
(2)The fair value of interest rate hedge contracts is based on observable inputs that are corroborated by market data. Observable inputs include daily market foreign currency rates and interest rate curves. Remeasurement gains and losses are recorded in accumulated other comprehensive income (loss) until recognized in earnings as interest payments are made or received on the Company’s variable-rate debt. Remeasurement gains and losses on foreign currency forward contracts that are not-designated as cash flow hedges are recorded in other income (see Note 17).
Disclosures about the Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, and other current liabilities, at September 30, 2021 and December 31, 2020 are categorized within Level 1 of the fair value hierarchy. The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized in the accompanying consolidated condensed balance sheets as of September 30, 2021 and December 31, 2020 (in thousands).

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility(1)	$438,000	$439,883	$441,600	$443,243
Japan Term Loan Facility(2)	14,379	13,381	18,390	16,083
Convertible Notes(3)	258,750	452,937	258,750	414,191
U.S. Asset-Based Revolving Credit Facility(4)	30,108	30,108	22,130	22,130
Equipment Notes(5)	25,546	24,777	31,822	29,385
Topgolf Revolving Credit Facility(6)	35,000	28,556	—	—
Mortgage Loans(7)	46,522	52,546	—	—
Topgolf Term Loan(8)	341,250	339,782	—	—

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
Non-recurring Fair Value Measurements
The Company measures certain assets at fair value on a non-recurring basis at least annually or more frequently if certain indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments that are written down to fair value when they are held for sale or determined to be impaired. During the second quarter of 2020, the Company considered the macroeconomic conditions related to the COVID-19 pandemic and its potential impact to sales and operating income for the remainder of fiscal 2020, and determined that there were indicators of impairment and proceeded with a quantitative assessment of goodwill for all reporting units. As a result of the second quarter assessment, the Company determined that the fair value of one of its reporting units was less than its carrying value, and therefore recognized a goodwill impairment loss of $148,375,000 in the second quarter of 2020. In addition, the Company recognized an impairment loss of $25,894,000 on one of its trade names (see Note 9). There were no impairment losses recorded during the three and nine months ended September 30, 2021.
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
The Company accounts for its foreign currency forward contracts, cross-currency debt swap contracts and interest rate hedge contracts in accordance with ASC Topic 815. ASC Topic 815 requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as a designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Gains and losses from the remeasurement of qualifying cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) and released into earnings as a component of cost of products or net revenue, other income and interest expense during the period in which the hedged transaction takes place. Remeasurement gains or losses of derivatives that are not elected for hedge accounting treatment are recorded in earnings immediately as a component of other income.
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
The following table summarizes the fair value of the Company's derivative instruments as well as the location of the asset and/or liability on the consolidated condensed balance sheets at September 30, 2021 and December 31, 2020 (in thousands):

	Balance Sheet Location	Fair Value of Asset Derivatives
		September 30, 2021	December 31, 2020
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$1,109	$37
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	3,746	53
Total asset position		$4,855	$90

	Balance Sheet Location	Fair Value of Liability Derivatives
		September 30, 2021	December 31, 2020
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$7	$38
Interest rate hedge contracts	Accounts payable and accrued expenses	4,752	4,780
Interest rate hedge contracts	Other long-term liabilities	7,472	13,142
		12,231	17,960
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued AP and expenses	463	1,515
Total liability position		$12,694	$19,475
The Company's derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated condensed balance sheets at September 30, 2021 and December 31, 2020.
Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 months to 15 months from their inception. At September 30, 2021 and December 31, 2020, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $14,632,000 and $756,000, respectively.
    As of September 30, 2021, the Company recorded a net gain of $2,196,000 in accumulated other comprehensive loss related to foreign currency forward contracts. Of this amount, net gains of $645,000 for the three months ended September 30, 2021 and net gains of $567,000 for the nine months ended September 30, 2021, were removed from accumulated other comprehensive loss and recognized in cost of products for the underlying sales that were recognized, and net gains of

$17,000 and $61,000 for the three and nine months ended September 30, 2021, respectively, related to the amortization of forward points were removed from accumulated other comprehensive loss and recognized in cost of products. There were no ineffective hedge gains or losses recognized during the three and nine months ended September 30, 2021. Based on the current valuation, the Company expects to reclassify net gains of $1,299,000 from accumulated other comprehensive loss into net earnings during the next 12 months.
     The Company recognized net gains of $486,000 and $894,000 in cost of products in the three and nine months ended September 30, 2020, respectively.
Interest Rate Hedge Contract and Cross-Currency Debt Swap
In order to mitigate the risk of changes in interest rates associated with the Company's variable-rate Term Loan Facility and EUR denominated intercompany loan, the Company used a cross-currency debt swap and interest rate hedge, both designated as cash flow hedges (see Note 7) by converting a portion of the USD denominated Term Loan Facility, which has a higher variable interest rate, to a EUR denominated synthetic note at a lower fixed rate. During the first quarter of 2020, the Company unwound the cross-currency swap, and as of June 30, 2020 the Company determined that the forecasted transaction in connection with the underlying EUR denominated intercompany loan was no longer probable of occurring. As such, the Company discontinued the hedge and released net gains of $11,046,000 from accumulated other comprehensive income to other income (expense), net during the second quarter of 2020. The Company maintained the interest rate hedge related to the USD denominated Term Loan Facility in order to continue mitigating the risk of changes in interest rates. Over the life of the facility, the Company will receive variable interest payments from the counterparty lenders in exchange for the Company making fixed rate payments, without exchange of the underlying notional amount. The notional amount outstanding under the interest rate hedge contract was $194,847,000 and $196,350,000 as of September 30, 2021 and December 31, 2020, respectively.
During the three and nine months ended September 30, 2021, the Company recorded a net loss of $146,000 and a net gain of $2,082,000, respectively, related to the remeasurement of the interest rate hedge contract in accumulated other comprehensive loss. Of these amounts, net losses of $1,217,000 and $3,608,000 were relieved from accumulated other comprehensive loss and recognized in interest expense during the three and nine months ended September 30, 2021, respectively. Based on the current valuation, the Company expects to reclassify a net loss of $4,752,000 related to the interest rate hedge contract from accumulated other comprehensive loss into earnings during the next 12 months. The Company recognized net losses of $1,198,000 and $2,644,000 in interest expense during the three and nine months ended September 30, 2020, respectively.
In connection with the cross-currency swap contract, during the nine months ended September 30, 2020, the Company recorded a remeasurement net gain of $15,081,000 in accumulated other comprehensive loss. There were no remeasurement gains or losses recorded during the three months ended September 30, 2020. During the three and nine months ended September 30, 2020, net gains of $0 and $18,510,000 were relieved from accumulated other comprehensive loss, respectively. The recognition of these net gains into earnings is summarized as follows:
•Net gains of $11,046,000 related to the discontinuation of the cross-currency swap contract were recognized in other income in the nine months ended September 30, 2020. There were no net gains related to the discontinuation of the cross-currency swap contract in the three months ended September 30, 2020.
•Net gains of $5,735,000 related to foreign currency were recognized in other income in the nine months ended September 30, 2020. There were no net foreign currency gains or losses recognized in the three months ended September 30, 2020.
•Net gains of $0 and $1,730,000 were recognized in interest expense during the three and nine months ended September 30, 2020, respectively. There were no net gains or losses recognized in interest income during the three and nine months ended September 30, 2021.

    The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Gain/(Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2021	2020	2021	2020
Foreign currency forward contracts	$131	$(1,070)	$2,196	$904
Cross-currency debt swap agreements	—	—	—	15,081
Interest rate hedge agreements	(146)	(100)	2,082	(13,261)
	$(15)	$(1,170)	$4,278	$2,724

	Gain/(Loss) Reclassified from Other Comprehensive Income into Earnings (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2021	2020	2021	2020
Foreign currency forward contracts	$662	$621	$628	$1,493
Cross-currency debt swap agreements	—	—	—	18,510
Interest rate hedge agreements	(1,217)	(1,198)	(3,608)	(2,644)
	$(555)	$(577)	$(2,980)	$17,359

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At September 30, 2021 and December 31, 2020, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $116,252,000 and $81,627,000, respectively. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the consolidated condensed statements of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 16).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three and nine months ended September 30, 2021 and 2020, respectively, in addition to the derivative contract type (in thousands):

	Location of Net Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Net Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Foreign currency forward contracts	Other income, net	$2,792	$(4,639)	$11,822	$622
In addition, for the three months ended September 30, 2021 and 2020, the Company recognized a net foreign currency transaction loss of $1,174,000 and a gain of $10,098,000, respectively, and net foreign currency loss of $4,241,000 and a gain of $7,857,000, respectively, for the nine months ended September 30, 2021 and 2020, related to transactions with its foreign subsidiaries.

Note 18. Accumulated Other Comprehensive Loss
The following table details the amounts reclassified from accumulated other comprehensive loss to cost of products, as well as changes in foreign currency translation for the three and nine months ended September 30, 2021. Amounts are in thousands.

	Derivative Instruments	Foreign Currency Translation	Total

Accumulated other comprehensive loss, June 30, 2021, after tax	$(8,888)	$(2,806)	$(11,694)
Change in derivative instruments	(15)	—	(15)
Net gains reclassified to cost of goods sold	(661)	—	(661)
Net losses reclassified to interest expense	1,217	—	1,217
Income tax provision on derivative instruments	(1,340)	—	(1,340)
Foreign currency translation adjustments	—	(12,929)	(12,929)
Accumulated other comprehensive loss, September 30, 2021, after tax	$(9,687)	$(15,735)	$(25,422)

	Derivative Instruments	Foreign Currency Translation	Total

Accumulated other comprehensive loss, December 31, 2020, after tax	$(14,017)	$7,471	$(6,546)
Change in derivative instruments	4,278	—	4,278
Net gains reclassified to cost of products	(628)	—	(628)
Net losses reclassified to interest expense	3,608	—	3,608
Income tax provision on derivative instruments	(2,928)	—	(2,928)
Foreign currency translation adjustments	—	(23,206)	(23,206)
Accumulated other comprehensive loss, September 30, 2021, after tax	$(9,687)	$(15,735)	$(25,422)
Note 19. Segment Information
On March 8, 2021, the Company completed its merger with Topgolf. Topgolf is primarily a services-based business that provides hospitality offerings and golf entertainment experiences, which is uniquely different compared to the Company's Golf Equipment and Apparel, Gear and Other businesses, which produce, distribute and sell goods through various sales channels. Accordingly, based on the Company's re-assessment of its operating segments, the Company added a third operating segment for its Topgolf business. Therefore, as of September 30, 2021, the Company had three reportable operating segments: Topgolf, Golf Equipment and Apparel, Gear and Other.
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
There were no significant intersegment transactions during the three and nine months ended September 30, 2021 or 2020.

The tables below contain information utilized by management to evaluate its operating segments for the interim periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues:
Topgolf(1)	$333,783	$—	$751,873	$—
Golf equipment	289,615	267,277	1,067,756	768,881
Apparel, gear and other	233,063	208,282	602,094	445,950
Total net revenues	$856,461	$475,559	$2,421,723	$1,214,831

Income (loss) before income taxes:
Topgolf(1)	$23,928	$—	$52,086	$—
Golf equipment	45,815	56,784	228,825	144,585
Apparel, gear and other	34,634	25,909	70,792	10,399
Total segment operating income	104,377	82,693	351,703	154,984
Reconciling items(2)	(54,139)	(24,901)	94,630	(234,762)
Total income (loss) before income taxes	$50,238	$57,792	$446,333	$(79,778)

Additions to long-lived assets:(3)
Topgolf	$85,446	$—	$225,583	$—
Golf equipment	8,976	1,616	24,760	21,356
Apparel, gear and other	7,036	3,508	18,196	16,774
Total additions to long-lived assets	$101,458	$5,124	$268,539	$38,130

(1)On March 8, 2021, the Company completed the merger with Topgolf and has included the results of operations of Topgolf in its consolidated condensed statements of operations from that date forward.
(2)Reconciling items represent the deduction of corporate general and administration expenses and other income, which are not utilized by management in determining segment profitability. Reconciling items for the three and nine months ended September 30, 2021 also include (i) transaction, transition and other non-recurring expenses in connection with the merger with Topgolf of $614,000 and $19,345,000, respectively; (ii) amortization and depreciation expense of $6,654,000 and $17,620,000, respectively, on the acquired intangible assets from the merger with Topgolf and the acquisitions of OGIO, TravisMathew and Jack Wolfskin, in addition to the fair value step-up of property, plant and equipment and the market valuation adjustment on operating leases in connection with the merger with Topgolf (see Note 6); and (iii) $510,000 and $1,990,000, respectively, of costs related to the implementation of new IT systems for Jack Wolfskin. The nine months ended September 30, 2021 also includes a gain of $252,531,000 related to the fair value step-up on the Company's pre-acquisition investment in Topgolf (see Note 10).
Reconciling items for the three and nine months ended September 30, 2020 included (i) $1,235,000 and $3,592,000, respectively, of amortization expense on intangible assets from the acquisitions of OGIO, TravisMathew and Jack Wolfskin; and (ii) non-recurring costs of $5,088,000 and $12,526,000, respectively, including costs associated with the Company's transition to its new North America Distribution Center, costs associated with the acquisition of Topgolf, and the implementation of new IT systems for Jack Wolfskin, and severance related to the Company's cost reduction initiatives in response to the COVID-19 pandemic. In addition, the nine months ended September 30, 2020 includes an impairment charge of $174,269,000 recognized in the second quarter of 2020 related to Jack Wolfskin (see Note 9), and a net gain of $11,046,000 related to a cash flow hedge that was discontinued during the second quarter of 2020 (see Note 17).
(3)Additions to long-lived assets are comprised of purchases of property, plant and equipment.

Note 20. Subsequent Events
Subsequent to September 30, 2021, the Company announced that it has completed a $30,000,000 minority investment in Five Iron Golf, an emerging, privately-owned, urban indoor golf and entertainment company offering simulator rentals, golf lessons, custom club fittings, social events and a curated food and beverage menu. This investment will be accounted for at cost less impairments, adjusted for observable changes in fair value.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report. See also “Important Notice to Investors Regarding Forward-Looking Statements” on page 2 of this report.
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with the accounting principles generally accepted in the United States ("GAAP"), the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. This non-GAAP information includes certain of the Company’s financial results on a constant currency basis. This constant currency information estimates what the Company’s financial results would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency results and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. In addition, this non-GAAP information includes certain of the Company's financial results without certain non-cash charges recognized in the three and nine months ended September 30, 2021, including a gain to step-up the Company's former investment in Topgolf to its fair value, amortization expense of intangible assets associated with the Jack Wolfskin, OGIO, TravisMathew acquisitions and more recently the merger with Topgolf, the discount amortization of the Convertible Notes issued in May 2020, a valuation allowance on certain deferred tax assets, in addition to other non-recurring expenses. For the three and nine months ended September 30, 2020, non-GAAP financial results exclude certain non-cash charges, including an impairment charge to write-down the goodwill and trade name of Jack Wolfskin, as well as amortization expense of intangible assets associated with the Jack Wolfskin, OGIO and TravisMathew acquisitions, in addition to non-recurring costs associated with the Company's transition to the new North America Distribution Center and other integration costs associated with Jack Wolfskin.
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
Callaway is a technology-enabled golf company delivering leading golf equipment, apparel and entertainment, with a portfolio of global brands including Callaway Golf, Topgolf, Odyssey, OGIO, TravisMathew and Jack Wolfskin. The Company's golf products, comprised of Callaway Golf branded golf clubs and balls and Odyssey branded putters, are designed to be technologically advanced for golfers of all skill levels, both amateur and professional. The Company's soft goods are largely designed and developed internally, and are comprised of Callaway Golf, OGIO, TravisMathew and Jack Wolfskin branded products. Callaway Golf soft goods offers a full line of premium golf apparel, footwear, gear and accessories. The OGIO brand offers a full line of premium personal storage gear for sport and personal use and accessories. TravisMathew offers a full line of premium golf and lifestyle apparel as well as footwear and accessories. Under the Jack Wolfskin brand, the Company offers a full line of premium outdoor apparel, gear and accessories.
On March 8, 2021, the Company completed its merger with Topgolf, a leading technology-enabled golf entertainment business that offers an innovative platform comprised of state-of-the-art open-air golf and entertainment venues, in addition to proprietary ball-tracking technology under the Toptracer brand and an innovative media platform. The Company believes the combined company will benefit from a compelling family of brands that are sold across multiple channels including retail, venues, e-commerce and digital communities.

The Topgolf venues business consists of Company-operated venues within the United States and Company-operated and franchised venues outside the United States. Topgolf’s venues offer state-of-the-art entertainment facilities with multiple forms of entertainment and are equipped with technology-enabled hitting bays, multiple bars, dining areas and exclusive event spaces. Revenue from Company-operated venues is primarily derived from food and beverage, gameplay, and events. As of September 30, 2021, Topgolf had 66 Company-operated venues and one Company-operated lounge in the United States, with an additional eight venues under construction in the United States, and three Company-operated venues in the United Kingdom, with an additional one venue under construction in the United Kingdom. Topgolf receives a royalty from its franchised locations. As of September 30, 2021, Topgolf had three franchised venues (in Australia, Mexico and the United Arab Emirates) and one licensed lounge (in China), with an additional three franchised venues under construction (in Germany, Thailand and China).
In addition to its venue business, Topgolf has other lines of business including the Toptracer ball-flight tracking technology, which is licensed to independent driving ranges and used in golf broadcasts, the World Golf Tour ("WGT") digital golf game, digital content creation and sponsorship operations. As of September 30, 2021, Topgolf had over 13,000 Toptracer bays installed.
The Company’s Topgolf subsidiary operates on a 52- or 53-week fiscal year ending on the Sunday closest to December 31. As such, the Topgolf financial information included in the Company's consolidated condensed financial statements for the three and nine months ended September 30, 2021 is from July 5, 2021 through October 3, 2021 and March 8, 2021 through October 3, 2021, respectively. Additionally, based on the Company's assessment of the combined business, the Company modified the presentation of its consolidated condensed statements of operations for the three and nine months ended September 30, 2021 and 2020. For further information about the merger with Topgolf see Note 6 "Business Combinations" in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
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
The Apparel, Gear and Other operating segment includes Jack Wolfskin outdoor apparel, gear and accessories business, the TravisMathew golf and lifestyle apparel and accessories business, and the Callaway soft goods and OGIO businesses, which consists of golf apparel and accessories, storage gear for sport and personal use, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products.
The Topgolf operating segment includes Company-operated Topgolf venues equipped with technology-enabled hitting bays, multiple bars, dining areas and event spaces, franchised venues outside of the United States, Toptracer ball-flight tracking technology used by independent driving ranges and broadcast television and the Company's WGT digital golf game.
For further information about the Company's segments, see Note 19 “Segment Information” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Cost of Products and Services
The Company’s cost of products is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. In addition, cost of products includes retail merchandise costs for products sold in retail shops within Topgolf venue facilities. Historically, over 85% of the Company's manufacturing costs, primarily material and component costs, are variable in nature and fluctuate with sales volumes. With respect to the Company's Golf Equipment operating segment, variable costs range between 85% to 95% for golf club products and 70% to 80% for golf ball products. Variable costs for soft goods in the Apparel, Gear and Other operating segment are generally greater than 85% as fewer fixed costs are used in the manufacturing of soft goods products. Generally, the relative significance of the components of cost of products do not vary materially from these percentages from period to period.
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
For a further discussion of revenue and costs on the Company's segments, see "Operating Segment Results for the Three and Nine months ended September 30, 2021 and 2020—Segment Profitability."
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
Executive Summary
The third quarter of 2021 represented another period of record results for the Company from both a revenue and operating income perspective, as Topgolf experienced strong walk-in traffic and social events bookings, and strong demand for the Company’s golf equipment and apparel products continued. The strong quarterly results built upon the momentum from earlier in 2021, resulted in net revenue of $856.5 million and $2,421.7 million in the third quarter and first nine months of 2021, respectively, which increased $380.9 million (80.1%) and $1,206.9 million (99.3%) compared to the respective comparative periods in 2020.
From an operating segment perspective, Topgolf performed exceptionally well during the third quarter and first nine months of 2021 since the merger on March 8, 2021. This resulted in incremental revenue of $333.8 million in the third quarter and $751.9 million in the first nine months of 2021. The Company continues to be excited by the growth opportunity embedded within the Topgolf business and feels it will be a strong contributor to overall growth for the Company and for the industry as more consumers are introduced to golf through Topgolf venues. The Company's Golf Equipment and Apparel, Gear and Other operating segments delivered strong results, despite the supply chain disruptions experienced during the third quarter of 2021, as demand remained high for golf clubs and balls in addition to the Company's soft goods brands. As a result, net revenues for Golf Equipment increased $22.3 million (8.3%) to $289.6 million and $299.0 million (38.9%) to $1,067.5 million for the three and nine months ended September 30, 2021, respectively, and net revenues for Apparel, Gear and Other increased $24.8 million (11.9%) to $233.1 million and $156.0 million (35.0%) to $602.0 million for the three and nine months ended September 30, 2021, respectively.
Total operating income increased $12.5 million (19.7%) in the third quarter of 2021 to $76.0 million, compared to $63.5 million in the third quarter of the prior year period, primarily due to incremental operating income of $23.9 million resulting from the addition of the Topgolf business for the full third quarter, combined with an $8.7 million (33.6%) increase in Apparel, Gear and Other. This increase was partially offset by a decline of $11.0 million (19.4%) in Golf Equipment, which was impacted by higher freight costs due to the ongoing shipping container shortages and port delays in the U.S., combined with an overall increase in operating expenditures in the third quarter of 2021 compared to the same period in 2020, as the Company gradually returns to more normal levels of spending in order to support a larger overall business.
Looking ahead, the Company believes the business is well-positioned for both near-term and long-term growth as the Topgolf business continues to expand, Golf Equipment maintains its leadership position within the golf industry and the Apparel brands continue to gain increased exposure. The Company believes that its unique diversified business portfolio will continue to deliver strong results despite increased freight costs, staffing challenges and inflationary pressures, and is optimistic about the long-term growth prospects for the business.
Three-Month Periods Ended September 30, 2021 and 2020
Net Revenues
Net revenues for the third quarter of 2021 increased $380.9 million (80.1%) to $856.5 million compared to $475.6 million in the third quarter of 2020. This increase was driven by incremental net revenues of $333.8 million due to the merger with Topgolf, and higher-than-expected strength across both the Golf Equipment and Apparel, Gear and Other operating segments, which increased $22.3 million (8.3%) and $24.8 million (11.9%), respectively, compared to the third quarter of 2020. This increase reflects the continued popularity of and high demand for the game of golf as well as other outdoor activities. Net revenues from the Company's Golf Equipment and Apparel, Gear and Other businesses increased significantly across all product categories and in all major geographic regions, despite supply chain challenges during the third quarter of 2021. Net revenues in the third quarter of 2020 were negatively impacted by a decline in retail traffic due to the COVID-19 pandemic.
The Company’s net revenues by operating segment are presented below (dollars in millions):

	Three Months Ended September 30,		Growth
	2021	2020	Dollars	Percent
Net revenues:
Topgolf	$333.8	$—	$333.8	n/a
Golf equipment	289.6	267.3	22.3	8.3%
Apparel, gear and other	233.1	208.3	24.8	11.9%
	$856.5	$475.6	$380.9	80.1%
For further discussion of each operating segment’s results, see "Operating Segment Results for the Three Months Ended September 30, 2021 and 2020" below.
Net revenues information by region is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth		Constant Currency Growth vs. 2020
	2021	2020	Dollars	Percent	Percent
Net revenues:
United States	$552.9	$214.6	$338.3	157.6%	157.6%
Europe	157.2	134.7	22.5	16.7%	14.2%
Japan	63.4	56.5	6.9	12.2%	16.5%
Rest of world	83.0	69.8	13.2	18.9%	14.5%
	$856.5	$475.6	$380.9	80.1%	79.2%
Net revenues in the United States increased $338.3 million (157.6%) to $552.9 million during the third quarter of 2021 compared to $214.6 million in the third quarter of 2020. The Company’s sales in regions outside of the United States increased $42.6 million (16.3%) to $303.6 million during the third quarter of 2021 compared to $261.0 million in the third quarter of 2020. The increase in both domestic and international net revenue in the third quarter of 2021 reflects the addition of the Topgolf business, as well as the continued strength and brand momentum of the Company's Golf Equipment business, combined with a strong rebound in the TravisMathew and Jack Wolfskin soft goods businesses in the United States and Europe, respectively. Net revenues in the third quarter of 2020, primarily with respect to soft goods, were negatively impacted by a decline in retail traffic due to the COVID-19 pandemic. Foreign currency fluctuations had a favorable impact of $4.0 million on net revenues during the third quarter of 2021 relative to the same period in the prior year.
Costs and Expenses
Cost of products increased $13.6 million to $288.4 million in the third quarter of 2021 compared to $274.8 million in the same period in 2020. The Company’s cost of products are highly variable in nature and this increase is due to the significant increase in sales volumes in the third quarter of 2021, combined with an increase in freight and overall commodity costs due to the supply chain challenges experienced during the third quarter of 2021. In the third quarter of 2020, sales volumes were significantly lower due to the business disruptions caused by the COVID-19 pandemic.
Costs of services of $40.1 million consist primarily of the cost of food and beverage sold in the Company’s Topgolf venues as well as costs associated with licensing the Company's Toptracer ball-flight tracking technology.
Other venue expenses of $215.8 million consist primarily of Topgolf venue related employee costs, rent, depreciation and amortization, utilities, and other costs associated with Topgolf venues.

Selling, general and administrative expenses increased $90.6 million to $217.7 million (25.4% of net revenues) in the third quarter of 2021 compared to $127.1 million (26.7% of net revenues) in the third quarter of 2020. This increase reflects incremental expenses of $47.0 million related to the merger with Topgolf completed in March 2021. The remaining $43.6 million was primarily due to a gradual increase in spending levels back toward normal pre-pandemic levels in 2021, costs associated with the start up of the Company's new Korea apparel business and expansion of the TravisMathew business as well as increased corporate costs to support a larger organization. In the third quarter of 2020, general expenditures were lower due to certain cost savings initiatives that the Company implemented in response to the various restrictions imposed by the COVID-19 pandemic.
Research and development expenses increased $5.7 million to $15.8 million (1.8% of net revenues) in the third quarter of 2021 compared to $10.1 million (2.1% of net revenues) in the third quarter of 2020. This increase was primarily due to a $2.0 million increase in employee costs combined with incremental expenses of $1.7 million related to the merger with Topgolf completed in March 2021.
Venue pre-opening costs of $2.7 million primarily include costs associated with activities prior to the opening of a new Company-operated venue, as well as other costs that are not considered in the evaluation of ongoing venue performance. The Company expects to continue to incur pre-opening costs as it executes its growth trajectory of adding new Company-operated venues. Pre-opening costs are expected to fluctuate based on the timing, size and location of new Company-operated venues.
Other Income and Expense
Interest expense increased $15.9 million to $28.8 million in the third quarter of 2021 compared to $12.9 million in the third quarter of 2020 primarily due to incremental interest of $15.7 million related to the debt and DLF obligations assumed as part of the Topgolf merger. See Note 7 “Financing Arrangements” in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.
Other income decreased $4.0 million to $3.0 million in the third quarter of 2021 compared to $7.0 million in the third quarter of 2020 primarily due to an $11.3 million decrease in foreign currency transaction gains, partially offset by a $7.4 million increase in hedging contract gains.
Income Taxes
The provision for income taxes increased $60.8 million to $66.2 million in the third quarter of 2021, compared to $5.4 million in the third quarter of 2020. As a percentage of pre-tax income, the Company’s effective tax rate was 131.8% in the third quarter of 2021 compared to 9.3% in the third quarter of 2020. This increase was primarily due to the impact of using the annual effective tax rate method for three months ended September 30, 2021 compared to using the discrete effective tax rate method for the three months ended June 30, 2021. There are many items causing volatilty in the Company’s income tax rate during its interim periods this year. However, the Company is forecasting an annualized rate for 2021 in the low-twenties which more closely aligns with its statutory rate. For further discussion see Note 13 “Income Taxes” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net Income (Loss)
Net income for the third quarter of 2021 decreased $68.4 million to a net loss of $16.0 million compared to net income of $52.4 million in the third quarter of 2020. Diluted earnings per share decreased $0.63 to a loss per share of $0.09 in the third quarter of 2021 compared to earnings per share of $0.54 in the third quarter of 2020.
On a non-GAAP basis, excluding the items described in the table below, the Company's net income and diluted earnings per share for the three months ended September 30, 2021 would have been $26.3 million and $0.14 per share, respectively, compared to $59.2 million and $0.61 per share, respectively, for the comparative period in 2020. Fully diluted shares were 193.9 million shares of common stock in the third quarter of 2021, an increase of 97.3 million shares compared to 96.6 million shares in the third quarter of 2020. The increased share count is primarily related to the issuance of additional shares in connection with the Topgolf merger. The decrease in non-GAAP earnings in 2021 resulted primarily from an $11.0 million decline in Golf Equipment operating income driven by higher freight costs and operating expenses, partially offset by an increase in sales volume, in addition to a $15.9 million increase in interest expense related to the addition of Topgolf and a $3.9 million net decrease in foreign currency gains compared to the prior year. These decreases were partially offset by increases of $23.9 million in incremental Topgolf operating income and $8.7 million in Apparel, Gear and Other operating income.

The table below presents a reconciliation of the Company's as-reported results for the three months ended September 30, 2021 and 2020 to the Company's non-GAAP results reported above for the same periods (in millions, except per share information).

	Three Months Ended September 30, 2021
	GAAP	Non-Cash Acquisition Amortization(1)	Non-Cash Amortization of Discount on Convertible Notes(2)	Acquisition and Other Non-Recurring Items(3)	Tax Valuation Allowance(4)	Non-GAAP(5)
Net income (loss)	$(16.0)	$(5.8)	$(2.0)	$(1.7)	$(32.8)	$26.3
Diluted earnings (loss) per share	$(0.09)	$(0.03)	$(0.01)	$(0.01)	$(0.18)	$0.14
Weighted-average shares outstanding	186.0	186.0	186.0	186.0	186.0	193.9

	Three Months Ended September 30, 2020
	GAAP	Non-Cash Acquisition Amortization and Impairment Charges(1)	Non-Cash Amortization of Discount on Convertible Notes(2)	Other Non-Recurring Items(3)	Non-GAAP
Net income (loss)	$52.4	$(1.0)	$(1.9)	$(3.9)	$59.2
Diluted earnings (loss) per share	$0.54	$(0.01)	$(0.02)	$(0.04)	$0.61
Weighted-average shares outstanding	96.6	96.6	96.6	96.6	96.6

(1)Includes the non-cash amortization expense of intangible assets in connection with the acquisitions of Jack Wolfskin, TravisMathew and OGIO. In addition, the third quarter of 2021 includes non-cash amortization expense related to intangible assets acquired in connection with the merger with Topgolf in March 2021, as well as depreciation expense from the fair value step-up of Topgolf property, plant and equipment and amortization expense related to the market valuation adjustment on operating leases assumed from Topgolf.
(2)Represents the non-cash amortization of the discount on the Convertible Notes issued in May 2020.
(3)Acquisition and other non-recurring items for the third quarter of 2021 primarily include transition and other non-recurring charges in connection with the merger with Topgolf, as well as implementation costs for new IT systems for Jack Wolfskin and Topgolf. Other non-recurring items for the third quarter of 2020 primarily include redundant costs associated with the Company's transition of its North America distribution center to a new facility, costs associated with the acquisition of Topgolf, implementation costs for new IT systems for Jack Wolfskin, and severance charges associated with workforce reductions due to the COVID-19 pandemic.
(4)As Topgolf's losses exceed Callaway's income in prior years, the Company has recorded a valuation allowance against certain of its deferred tax assets until the Company can demonstrate cumulative consolidated earnings.
(5)Non-GAAP diluted earnings per share for the three months ended September 30, 2021 was calculated using the diluted weighted average outstanding shares, as earnings on a non-GAAP basis resulted in net income after giving effect to pro forma adjustments.
Operating Segment Results for the Three Months Ended September 30, 2021 and 2020
As a result of the Topgolf merger, the Company now has three operating segments, namely Topgolf, Golf Equipment; and Apparel, Gear and Other.
Topgolf
Topgolf added an incremental $333.8 million to the Company's consolidated net revenues for the third quarter of 2021, primarily comprised of $313.6 million from the domestic venue business, due to strong domestic venue walk-in traffic and better-than-expected event bookings. This also reflects two new incremental venue openings during the third quarter of 2021, Net revenues from other Topgolf business lines of $20.2 million were driven by Toptracer bay licensing revenue during the third quarter of 2021. Revenues from Topgolf's other business lines also include digital content creation and sponsorship operations, and the WGT digital golf game.
Net revenues for the Topgolf operating segment is summarized as follows (dollars in millions):

Three months ended September 30, 2021
Net revenues:
Venues	$313.6
Other business lines	20.2
$333.8
Golf Equipment
Golf Equipment net revenues increased $22.3 million (8.3%) to $289.6 million in the third quarter of 2021 compared to $267.3 million in the third quarter of 2020 due to a $19.9 million (9.5%) increase in golf club sales and a $2.4 million (4.1%) increase in golf ball sales. These increases were driven by growth in sales volume across all product categories resulting from the continued popularity for the game of golf and high demand for golf products, which outweighed the global supply chain disruptions during the third quarter in 2021. Net revenues of golf equipment in the third quarter of 2020 were negatively impacted by the decline in retail traffic due to the COVID-19 pandemic.
Net revenues for the Golf Equipment operating segment by product category is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth
	2021	2020	Dollars	Percent
Net revenues:
Golf clubs	$229.3	$209.4	$19.9	9.5%
Golf balls	60.3	57.9	2.4	4.1%
	$289.6	$267.3	$22.3	8.3%
Apparel, Gear and Other
Net revenues of Apparel, Gear and Other increased $24.8 million (11.9%) to $233.1 million in the third quarter of 2021 compared to $208.3 million in the third quarter of 2020. Apparel sales increased $24.6 million (19.6%) and sales of gear, accessories and other increased $0.2 million (0.2%) in the third quarter of 2021 compared to the third quarter of 2020. The increase in Apparel, Gear & Other was due to sales growth across all brands compared to the third quarter of 2020 led by the TravisMathew brand, despite global supply chain challenges during the third quarter of 2021. The increase in Gear, Accessories and Other was driven by increases across all golf accessory categories for the Callaway brand, headwear and footwear for TravisMathew, and footwear for Jack Wolfskin. Net revenues in the third quarter of 2020 were negatively impacted by the decline in retail traffic due to the COVID-19 pandemic.
The increase in TravisMathew sales was driven by strong brand momentum across all sales channels. The Callaway brand increased due to a significant increase in demand for golf accessories driven by the heightened popularity of the game of golf combined with the success of the Callaway branded product in the Asian markets. The increase in Jack Wolfskin sales was driven by an increase in retail sales combined with the wholesale business in Europe.
Net revenues for the Apparel, Gear and Other operating segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth
	2021	2020	Dollars	Percent
Net revenues:
Apparel	$150.2	$125.6	$24.6	19.6%
Gear, accessories, & other	82.9	82.7	0.2	0.2%
	$233.1	$208.3	$24.8	11.9%

Segment Profitability
The Company evaluates the performance of its operating segments based on segment operating income. Management uses total segment operating income, excluding corporate overhead and certain non-recurring and non-cash charges, as a measure of its operational performance.
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth		Non-GAAP Constant Currency Growth vs. 2020(1)
	2021	2020	Dollars	Percent	Percent
Net revenues:
Topgolf	$333.8	$—	$333.8	n/a	n/a
Golf Equipment	289.6	267.3	22.3	8.3%	7.9%
Apparel, Gear and Other	233.1	208.3	24.8	11.9%	11.1%
Total net revenues	$856.5	$475.6	$380.9	80.1%	79.2%

Segment operating income:
Topgolf	$23.9	$—	$23.9	n/a
Golf Equipment	45.8	56.8	(11.0)	(19.4)%
Apparel, Gear and Other	34.6	25.9	8.7	33.6%
Total segment operating income	104.3	82.7	21.6	26.1%
Corporate G&A and other(2)	28.3	19.2	9.1	47.4%
Total operating income	76.0	63.5	12.5	19.7%
Interest expense, net	(28.7)	(12.7)	(16.0)	126.0%
Other income, net	2.9	7.0	(4.1)	(58.6)%
Total income before income taxes	$50.2	$57.8	$(7.6)	(13.1)%

(1)Calculated by applying 2020 exchange rates to 2021 reported sales in regions outside the United States.
(2)Amounts for the third quarter of 2021 and 2020 include corporate general and administrative expenses not utilized by management in determining segment profitability, as well as non-cash amortization expense of intangible assets in connection with the acquisitions of OGIO, TravisMathew and Jack Wolfskin. In addition, the amount for 2021 includes (i) $0.6 million of transition and other non-recurring costs associated with the merger with Topgolf completed on March 8, 2021, (ii) $6.7 million of non-cash amortization expense for intangible assets acquired in connection with the merger with Topgolf, combined with depreciation expense from the fair value step-up of Topgolf property, plant and equipment and amortization expense of the market valuation adjustment on operating leases assumed in connection with the merger with Topgolf, and (iii) $0.5 million of costs related to the implementation of new IT systems for Jack Wolfskin and Topgolf. The amount for the third quarter of 2020 includes (i) $1.2 million of amortization expense on intangible assets from the acquisitions of OGIO,TravisMathew and Jack Wolfskin; (ii) non-recurring costs of $5.1 million, including costs associated with the Company's transition to its new North America Distribution Center and the implementation of new IT systems for Jack Wolfskin, and severance related to the Company's cost reduction initiatives in response to the COVID-19 pandemic.
Operating income for the golf equipment operating segment decreased $11.0 million (-19.4%) to $45.8 million in the third quarter of 2021 from $56.8 million in the third quarter of 2020. This decrease was driven by higher freight costs related to the ongoing shipping container shortages and port delays in the U.S., in addition to higher manufacturing costs associated with golf balls and a gradual increase in operating expenses towards normal pre-pandemic levels compared to the third quarter of 2020, where the Company had significantly reduced its spending in response to the COVID-19 pandemic. These declines were partially offset by the positive impact of leveraging fixed overhead costs on golf clubs due to higher sales volumes period over period, combined with price increases on certain golf club products.

Operating income for the Apparel, Gear and Other operating segment increased $8.7 million (33.6%) to $34.6 million in the third quarter of 2021 compared to $25.9 million in the third quarter of 2020. This increase was driven by sales growth across all brands, as discussed above, combined with less promotional activity. These increases were partially offset by a gradual increase in operating expenses toward normal pre-pandemic levels compared to the third quarter of 2020, where the Company had significantly reduced its spending in response to the COVID-19 pandemic.
Topgolf contributed an incremental $23.9 million of operating income to the Company in the third quarter of 2021, which includes the opening of two new domestic locations combined with incremental Toptracer bay installations during the third quarter of 2021.
Nine-Month Periods Ended September 30, 2021 and 2020
Net Revenues
Net revenues for the nine months ended September 30, 2021 increased $1,206.9 million (99.3%) to $2,421.7 million compared to $1,214.8 million for the nine months ended September 30, 2020. This increase was driven by $751.9 million of incremental Topgolf net revenues, which has been included in the Company's consolidated reported net revenues since the completion of the merger on March 8, 2021. In addition, the increase in net revenues reflects the strength of the Company's legacy Golf Equipment and Apparel, Gear and Other businesses, which increased $455.0 million (37.5%) compared to the first nine months of 2020. Net revenues from the Company's Golf Equipment and Apparel, Gear and Other businesses generated significant increases across all product categories and in all major geographic regions, despite global supply chain challenges experienced during the third quarter of 2021. This increase reflects the success of the Company's current year product lines and overall brand momentum, and the continued popularity of the game of golf and other outdoor activities. Net revenues in the first nine months of 2020 were negatively impacted by temporary closure of the Company's retail locations, manufacturing facilities and distributions centers, as well as its customers' retail locations due to the COVID-19 pandemic.
The Company’s net revenues by operating segment are presented below (dollars in millions):

	Nine Months Ended September 30,		Growth
	2021	2020	Dollars	Percent
Net revenues:
Topgolf	$751.9	$—	$751.9	n/a
Golf Equipment	1,067.8	768.8	299.0	38.9%
Apparel, Gear and Other	602.0	446.0	156.0	35.0%
	$2,421.7	$1,214.8	$1,206.9	99.3%

For further discussion of each operating segment’s results, see below “Operating Segment Results for the Nine Months Ended September 30, 2021 and 2020.”
Net revenues information by region is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth		Non-GAAP Constant Currency Growth vs. 2020
	2021	2020	Dollars	Percent	Percent
Net revenues:
United States	$1,583.9	$603.8	$980.1	162.3%	162.3%
Europe	386.6	281.5	105.1	37.3%	29.0%
Japan	197.1	158.5	38.6	24.4%	25.5%
Rest of world	254.1	171.0	83.1	48.6%	38.6%
	$2,421.7	$1,214.8	$1,206.9	99.3%	96.1%

Net revenues in the United States increased $980.1 million (162.3%) to $1,583.9 million during the nine months ended September 30, 2021 compared to the same period in the prior year. Net revenues in regions outside of the United States increased $226.8 million (37.1%) to $837.8 million for the nine months ended September 30, 2021 compared to $611.0 million for the nine months ended September 30, 2020. The increase in both domestic and international net revenue in the first nine months of 2021 reflects the addition of the Topgolf business, as well as the continued strength and brand momentum of the Company's Golf Equipment business, combined with the strong rebound of the TravisMathew business in the United States and Jack Wolfskin business in Europe and China. Net revenues across all brands in the nine months of 2020 were severely impacted by the temporary shutdown of many of the Company's and its customer's retail locations and facilities in all major regions due to the COVID-19 pandemic. Fluctuations in foreign currencies had a favorable impact on international net revenues of $39.0 million in the first nine months of 2021 relative to the same period in the prior year.
Costs and Expenses
Costs of products increased $217.6 million to $914.0 million for the nine months ended September 30, 2021 compared to $696.4 million for the same period in 2020. The Company’s cost of products are highly variable in nature and this increase is due to the significant increase in sales volumes in the first nine months of 2021, combined with an increase in freight and overall commodity costs. In the first nine months of 2020, sales volumes were significantly lower due to the business disruptions caused by the COVID-19 pandemic.
Costs of services of $93.8 million consist primarily of the cost of food and beverage sold in the Company’s Topgolf venues as well as certain costs associated with licensing the Company’s Toptracer ball-flight tracking technology.
Other venue expenses of $483.6 million consist primarily of Topgolf venue related employee costs, rent, depreciation and amortization, utilities, and other costs associated with Topgolf venues.
Selling, general and administrative expenses increased by $228.6 million to $612.7 million (25.3% of net revenues) during the nine months ended September 30, 2021 compared to $384.1 million (31.6% of net revenues) in the comparable period of 2020. This increase reflects incremental expenses of $99.1 million related to the merger with Topgolf completed in March 2021, and a $32.7 million increase in non-recurring expenses, which include transaction and transition expenses incurred in connection with the merger with Topgolf, expenses related to the implementation of new IT systems for Jack Wolfskin, and non-cash amortization expense related to acquired intangible assets. This was partially offset by severance expense incurred in the third quarter of 2020 related to the cost reduction initiatives in response to COVID-19. Excluding these incremental expenses and non-recurring charges, selling, general and administrative expenses increased $96.8 million (25.2%) due to a gradual increase in spending levels back toward normal pre-pandemic levels in the first nine months of 2021, costs associated with the start up of the Company's new Korea apparel business and expansion of the TravisMathew business as well as increased corporate costs to support a larger organization. These investments resulted in increases in employee costs, including an overall increase in salaries and wages and employee incentive compensation, due to an increase in headcount, in addition to advertising and promotional expenses, tour, professional fees primarily related to IT projects and infrastructure improvements, building and furniture expenses, and depreciation and amortization expense. In the first nine months of 2020, general expenditures were lower due to certain restrictions imposed by the COVID-19 pandemic combined with the cost savings initiatives carried out by the Company.
Research and development expenses increased $15.4 million to $48.8 million (2.0% of net revenues) in the nine months ended September 30, 2021 compared to $33.4 million (2.7% of net revenues) during the same period in 2020, primarily due to incremental expenses of $9.4 million related to the merger with Topgolf completed in March 2021, and an increase in employee costs.
Venue pre-opening costs of $9.4 million include costs associated with activities prior to the opening of a new Company-operated venue, as well as other costs that are not considered in the evaluation of ongoing venue performance. The Company expects to continue to incur pre-opening costs of adding new Company-operated venues. These costs are expected to fluctuate based on the timing, size and location of new Company-operated venues.
Due to the significant business disruption and macro-economic impact of the COVID-19 pandemic on the Company's financial results, the Company performed a quantitative assessment of its goodwill and non-amortizing intangible assets during the second quarter of 2020 resulting in an impairment charge of $174.3 million. There were no impairment charges for the nine months ended September 30, 2021. (see Note 9, "Goodwill and Intangible Assets" in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q).
Other Income and Expense
Interest expense increased $41.0 million to $75.4 million during the nine months ended September 30, 2021 compared to $34.4 million in the comparable period of 2020, primarily due to the interest expense related to the debt and

DLF obligations acquired as part of the Topgolf merger. See Note 7 “Financing Arrangements” in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.
As a result of the merger with Topgolf, the Company wrote up the value of its pre-merger shares of Topgolf to their fair value and recorded a gain of $252.5 million during the nine months of 2021.
Other income decreased to $9.5 million during the nine months ended September 30, 2021 compared to $27.5 million in the comparable period of 2020. This decline was primarily due to the $11.0 million gain recognized in 2020 in connection with the settlement of a cross-currency swap, in addition to a decrease in net foreign currency gains.
Income Taxes
The Company’s provision for income taxes increased $91.5 million to $98.1 million for the nine months ended September 30, 2021, compared to $6.6 million in the comparable period of 2020. As a percentage of pre-tax income, the Company's effective tax rate for the first nine months of 2021 increased to 22.0% compared to (8.2)% in the comparable period of 2020. The Company's effective tax rate in 2021 was impacted by the $252.5 million nontaxable gain recognized on the Company's pre-merger investment in Topgolf shares as well as the recognition of a valuation allowance on certain net operating losses and tax credits. The Company's effective tax rate for the first nine months of 2020 was impacted by the recognition of a $174.3 million non-deductible impairment charge to write-down certain goodwill and intangible assets related to Jack Wolfskin. Excluding these non-recurring items from both periods, the Company's effective income tax rate would have been 30.5% for the first nine months of 2021 compared to 15.3% for the first nine months in 2020. This decline is primarily due to a shift in mix of earnings to regions with lower tax rates. For further discussion see Note 13 “Income Taxes” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net Income (Loss)
Net income (loss) for the nine months ended September 30, 2021 increased to net income of $348.2 million compared to a net loss of $86.4 million in the comparable period of 2020. Diluted earnings (loss) per share increased $2.95 to earnings of $2.03 per share in the first nine months of 2021 compared to a loss per share of $(0.92) in the same period in 2020.
On a non-GAAP basis, excluding the items described in the table below, the Company's net income and diluted earnings per share for the nine months ended September 30, 2021 would have been $173.4 million and $1.01 per share, respectively, compared to $95.4 million and $0.99 per share, respectively, for the comparative period in 2020. Fully diluted shares were 171.2 million shares of common stock for the nine months ended September 30, 2021, an increase of 75.1 million shares compared to 96.1 million shares for the comparative period in 2020. The increased share count is primarily related to the issuance of additional shares in connection with the Topgolf merger. The increase in non-GAAP net income in 2021 was primarily driven by continued strong demand for the Company's products resulting from the overall increase in popularity of the game of golf, combined with a strong rebound in revenues of the Company's apparel and soft goods product lines, and the incremental net income attributable to Topgolf. Additionally, the Company's earnings in 2020 were negatively impacted by the business disruptions and challenges caused by the COVID-19 pandemic. These increases were partially offset by an increase in operating expenditures to normal pre-pandemic levels in the first nine months of 2021.
The table below presents a reconciliation of the Company's as-reported results for the nine months ended September 30, 2021 and 2020 to the Company's non-GAAP results reported above for the same periods (in millions, except per share information).

	Nine Months Ended September 30, 2021
	GAAP	Non-Cash Acquisition Amortization(1)	Non-Cash Amortization of Discount on Convertible Notes(2)	Acquisition and Other Non-Recurring Items(3)	Tax Valuation Allowance(4)	Non-GAAP
Net income (loss)	$348.2	$(15.4)	$(5.9)	$235.1	$(39.0)	$173.4
Diluted earnings (loss) per share	$2.03	$(0.09)	$(0.03)	$1.37	$(0.23)	$1.01
Weighted-average shares outstanding	171.2	171.2	171.2	171.2	171.2	171.2

	Nine Months Ended September 30, 2020
	GAAP	Non-Cash Acquisition Amortization and Impairment Charges(1)	Non-Cash Amortization of Discount on Convertible Notes(2)	Other Non-Recurring Items(3)	Non-GAAP(5)
Net income (loss)	$(86.4)	$(169.1)	$(3.0)	$(9.7)	$95.4
Diluted earnings (loss) per share	$(0.92)	$(1.80)	$(0.03)	$(0.10)	$0.99
Weighted-average shares outstanding	94.2	94.2	94.2	94.2	96.1

(1)Includes the non-cash amortization expense of intangible assets in connection with the acquisitions of Jack Wolfskin, TravisMathew and OGIO. In addition, the nine months ended September 30, 2021 includes approximately seven months of non-cash amortization expense of the intangible assets acquired in the merger with Topgolf on March 8, 2021, as well as depreciation expense from the fair value step-up of Topgolf property, plant and equipment and amortization expense related to the market valuation adjustment on operating leases assumed from Topgolf. The first nine months of 2020 also reflects an impairment charge of $174.3 million to write-down goodwill and the trade name related to Jack Wolfskin.
(2)Represents the non-cash amortization of the discount on the Convertible Notes issued in May 2020.
(3)Acquisition and other non-recurring items for the nine months ended September 30, 2021 include a gain to write-up the Company's pre-acquisition investment in Topgolf to its fair value, as well as transaction, transition and other non-recurring costs related to the Topgolf merger, and costs related to the implementation of new IT systems for Jack Wolfskin and Topgolf. Items for the comparable period of 2020 include costs associated with the Company's transition to its new North America Distribution Center, costs related to the acquisition of Topgolf, implementation costs for new IT systems for Jack Wolfskin, as well as severance charges associated with workforce reductions due to the COVID-19 pandemic.
(4)As Topgolf's losses exceed Callaway's income in prior years, the Company has recorded a valuation allowance against certain of its deferred tax assets until the Company can demonstrate consolidated earnings.
(5)Non-GAAP diluted earnings per share for the nine months ended September 30, 2020 was calculated using the diluted weighted average outstanding shares, as earnings on a non-GAAP basis resulted in net income after giving effect to pro forma adjustments.
Operating Segment Results for the Nine Months Ended September 30, 2021 and 2020
As a result of the Topgolf merger, the Company now has three operating segments, namely Topgolf; Golf Equipment; and Apparel, Gear and Other.
Topgolf
On March 8, 2021 the Company completed its merger with Topgolf, and the Company’s results of operations include the operations of Topgolf from that date forward. Topgolf contributed an incremental $751.9 million in net revenues for the nine months ended September 30, 2021, which includes approximately seven months of revenues since the completion of the merger. Net revenues from the domestic venue business of $702.2 million include the opening of two new venues during the third quarter of 2021 and 6 new venues during the first nine months of 2021. Net revenues of $49.7 million from other business lines were driven by incremental Toptracer bay installations during the first nine months of 2021, additional revenues from digital content creation and sponsorship operations, and the revenues from the Company's WGT digital golf game.
Net revenues for the Topgolf operating segment is summarized as follows (dollars in millions):

Nine months ended September 30, 2021
Net revenues:
Venues	$702.2
Other business lines	49.7
$751.9
Golf Equipment
Golf equipment net revenues increased $298.9 million (38.9%) to $1,067.8 million for the nine-months ended September 30, 2021 compared to $768.9 million for the same period in 2020 due to a $249.1 million (40.4%) increase in golf club revenue and a $49.8 million (32.7%) increase in golf ball revenue. These increases were driven by the continued growth and high demand for the game of golf, continued surge in golf demand and participation, combined with the successful launch of the Company's new EPIC line of woods and APEX line of irons and the continued success of the Chrome Soft and Super Soft lines of golf balls, which resulted in a significant increase in sales volume across all product categories, despite global supply chain challenges in 2021. Net revenues of golf equipment in the nine months of 2020 were negatively impacted by the temporary closure of the Company's retail locations, manufacturing facilities and distributions centers, as well as its customers' retail locations, due to the COVID-19 pandemic.
Net revenues for the Golf Equipment operating segment by product category is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth
	2021	2020	Dollars	Percent
Net revenues:
Golf clubs	$865.7	$616.6	$249.1	40.4%
Golf balls	202.1	152.3	49.8	32.7%
	$1,067.8	$768.9	$298.9	38.9%
Apparel, Gear and Other
Apparel, Gear and Other sales increased $156.1 million (35.0%) to $602.0 million during the nine months ended September 30, 2021 compared to $445.9 million for the same period in 2020, due to a $97.7 million (40.8%) increase in apparel sales and a $58.4 million (28.3%) increase in sales of gear, accessories and other. The increase in the apparel, gear and other was due to a strong rebound across all brands in the first nine months of 2021 compared to the same period in 2020, which was severely impacted by the shutdown of distribution centers and many retail stores in all major regions due to the COVID-19 pandemic. The increase in apparel was driven by increases across each of the Company's TravisMathew, Callaway and Jack Wolfskin apparel brands, despite global supply chain challenges in 2021. The increase in gear, accessories and other was driven by strong increases across all golf accessory categories for the Callaway brand, headwear and footwear for TravisMathew, and footwear at Jack Wolfskin.
The increase for TravisMathew products was driven by strong brand momentum and increases across all sales channels. The Callaway brand increased due to a surge in demand for golf accessories driven by the heightened popularity of the game of golf. The increase in Jack Wolfskin sales was driven by significant e-commerce sales and an increase in the wholesale business in China, partially offset by lower retail revenue due to further government mandated retail shutdowns during the second quarter of 2021 in Europe.

Net revenues for the Apparel, Gear and Other segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth
	2021	2020	Dollars	Percent
Net revenues:
Apparel	$336.9	$239.2	$97.7	40.8%
Gear, accessories, & other	265.1	206.7	58.4	28.3%
	$602.0	$445.9	$156.1	35.0%
Segment Profitability
The Company evaluates the performance of its operating segments based on segment operating income. Management uses total segment operating income as a measure of its operational performance, excluding corporate overhead and certain non-recurring and non-cash charges.
Profitability by operating segment is summarized as follows (dollars in millions):

	Nine Months Ended September 30,		Growth		Non-GAAP Constant Currency Growth vs. 2020(1)
	2021	2020	Dollars	Percent	Percent
Net revenues:
Topgolf	$751.9	$—	$751.9	n/a	n/a
Golf Equipment	1,067.8	768.9	298.9	38.9%	36.2%
Apparel, Gear and Other	602.0	445.9	156.1	35.0%	31.7%
Total net revenues	$2,421.7	$1,214.8	$1,206.9	99.3%	96.1%

Segment operating income (loss):
Topgolf	$52.1	$—	$52.1	n/a
Golf Equipment	228.8	144.6	84.2	58.2%
Apparel, Gear and Other	70.8	10.4	60.4	580.8%
Total segment operating income	351.7	155.0	196.7	126.9%
Corporate G&A and other(2)	92.3	228.3	(136.0)	(59.6)%
Total operating income (loss)	259.4	(73.3)	332.7	453.9%
Gain on Topgolf investment(3)	252.5	—	252.5	n/a
Interest expense, net	(75.1)	(34.0)	(41.1)	120.9%
Other income, net	9.5	27.5	(18.0)	(65.5)%
Total income (loss) before income taxes	$446.3	$(79.8)	$526.1	659.3%

(1)Calculated by applying 2020 exchange rates to 2021 reported sales in regions outside the United States.
(2)Amounts for the first nine months of 2021 and 2020 include corporate general and administrative expenses not utilized by management in determining segment profitability. In addition, the amount for 2021 includes (i) transaction, transition and other non-recurring expenses in connection with the merger with Topgolf of $19.3 million; (ii) amortization and depreciation expense of $17.6 million on intangible assets from the merger with Topgolf and the acquisitions of OGIO, TravisMathew and Jack Wolfskin, in addition to the fair value step-up of property, plant and equipment and the market valuation adjustment on operating leases in connection with the merger with Topgolf; and (iii) $2.0 million of costs related to the implementation of new IT systems for Jack Wolfskin.

Reconciling items for the first nine months of 2020 included (i) $3.6 million of amortization expense on intangible assets from the acquisitions of OGIO, TravisMathew and Jack Wolfskin; (ii) non-recurring costs $12.5 million, including costs associated with the Company's transition to its new North America Distribution Center, costs associated with the acquisition of Topgolf, and the implementation of new IT systems for Jack Wolfskin, and severance related to the Company's cost reduction initiatives in response to the COVID-19 pandemic; and (iii) an impairment charge of $174.3 million recognized in the second quarter of 2020 related to Jack Wolfskin.

(3)Amount represents the gain to step-up the Company's former investment in Topgolf to its fair value in connection with the merger. See Note 10 "Investments" in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.
Operating income for the golf equipment operating segment increased $84.2 million (58.2%) to $228.8 million for the nine months ended September 30, 2021 from $144.6 million in the comparable period in the prior year. This increase was driven by a significant increase in revenue across all product categories as discussed above, despite global supply chain challenges experienced during the third quarter of 2021, combined with the favorable impact of foreign currency exchange rates, favorable absorption of fixed overhead due to higher sales volumes period over period, improved operating expense leverage, and less promotional activity. These increases were partially offset by an increase in freight costs due to the ongoing shipping container shortages and port delays in the U.S., combined with prior year savings due to the Company's cost reduction initiatives in response to COVID-19 in the first nine months of 2020.
Operating income for the apparel, gear and other operating segment increased $60.4 million (580.8%) to $70.8 million for the nine months ended September 30, 2021 from $10.4 million in the comparable period in the prior year. This increase was driven by a strong rebound in sales across all brands as discussed above, despite global supply chain challenges experienced during the third quarter of 2021, combined with the favorable impact of foreign currency exchange rates, the favorable impact of leveraging fixed overhead on a higher revenue base period over period, improved operating expense leverage, a decrease in promotional activity and an increase in direct-to-consumer e-commerce sales, which have higher profit margins relative to wholesale.
Topgolf contributed an incremental $52.1 million of operating income in the first nine months of 2021, which represents approximately seven months of operating results since the completion of the merger on March 8, 2021, and reflects the opening of two new domestic locations combined with incremental Toptracer bay installations.
Financial Condition
The Company’s cash and cash equivalents increased $142.1 million to $508.2 million at September 30, 2021 from $366.1 million at December 31, 2020. This increase reflects the combined cash positions of the Company and Topgolf as a result of the merger completed on March 8, 2021. During the first nine months of 2021, the Company used its cash provided by operations of $246.8 million, combined with proceeds of $49.5 million from lease financing arrangements, $28.0 million from its credit and long-term debt facilities, $19.5 million from the exercise of stock options and $18.6 million from the sale of investments in golf related ventures, to fund capital expenditures of $198.9 million, repay $160.9 million of amounts outstanding under its long-term debt facilities and repurchase shares of its common stock for $12.9 million to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities, combined with borrowings under its current and future credit facilities as well as from other available sources of capital, as deemed necessary. See Note 7 "Financing Arrangements" in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-Q for further information on the Company's credit facilities and the Term Loan Facility.
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company’s Golf Equipment business, the accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. The Company's Apparel, Gear and Other accounts receivable balances are expected to be higher during the second half of the year due to the seasonal nature of the Jack Wolfskin business, with a significant portion of its products geared toward the fall and winter seasons. On March 8, 2021, the Company completed its merger with Topgolf, which primarily records revenue and collects payment at point-of-sale for most of its venue business. Therefore, Topgolf's accounts receivable balance is smaller than the Company's other business segments and primarily consists of media sponsorship receivables. As of September 30, 2021, the Company’s net accounts receivable increased to $255.2 million from $138.5 million as of December 31, 2020. This increase reflects the Company's seasonality combined with incremental accounts receivable from the merger with Topgolf. The Company’s net accounts receivable as of September 30, 2021 increased $15.6 million compared to September 30, 2020 primarily due to an increase in net revenues of $380.9 million in the third quarter of 2021 compared to the third quarter of 2020 resulting from the continued increase in demand for golf equipment as the result of the increased popularity of golf combined with a strong rebound in sales of apparel, gear and accessories across all brands, in addition to incremental revenues from the merger with Topgolf. In addition, sales in the third quarter of 2020 were more negatively impacted by the economic downturn caused by the COVID-19 pandemic.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company's Golf Equipment business, the buildup of inventory levels generally begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Apparel, Gear and Other inventory levels start to build in the second quarter and continues into the third and fourth quarters due to the seasonal nature of the Company's Jack Wolfskin business, as many products are geared toward the fall/winter season. On March 8, 2021, the Company completed its merger with Topgolf, which is primarily a services business with lower inventory balances than the Company's other business segments, and primarily consists of food and beverage as well as retail merchandise and Toptracer inventory. The Company’s inventory increased $32.8 million to $385.3 million as of September 30, 2021 compared to $352.5 million as of December 31, 2020. This increase in inventories was primarily related to the apparel, gear, and other business in order to meet the increased demand of general seasonality, the expansion of the Company's TravisMathew business into new product categories combined with the opening of new retail locations, as well as an increase in golf equipment inventory to meet the increased demand of golf equipment sales, combined with incremental inventory from the merger with Topgolf. The Company’s inventory as of September 30, 2021 increased by $60.4 million compared to the Company's inventory as of September 30, 2020 primarily due to increases in golf equipment in order to support increased sales and upcoming product launches, combined with incremental inventory from the merger with Topgolf. This increase was partially offset by decreases in apparel, gear, and other inventory primarily due increased seasonality demand in the second half of the year, combined with supply chain constraints.
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
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the future economic impact from the COVID-19 pandemic, demand for the Company’s products, supply chain challenges, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A on Form 10-Q for the quarter ended March 31, 2021). As of September 30, 2021, the Company had $918.0 million in cash and availability under its credit facilities, which is an increase of $281.1 million or 44% compared to September 30, 2020. Information about the Company's credit facilities and long-term borrowings is presented in Note 7 “Financing Arrangements” in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by this reference.
On March 8, 2021, the Company completed the merger with Topgolf in an all-stock transaction (see Note 6 "Business Combinations" in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q). In connection with the merger with Topgolf, the Company acquired cash of $171.3 million and assumed $535.1 million in long-term debt. The Company believes that with its continued strong cash generation and increased liquidity, its geographic diversity and the strength of its brands, it will be able to fund Topgolf's growth while meeting its other financial obligations.
As of September 30, 2021, approximately 35.3% of the Company's cash was held in regions outside of the United States. The Company continues to maintain its indefinite reinvestment assertion with respect to most jurisdictions in which it operates because of local cash requirements to operate its business. If the Company were to repatriate cash to the United States outside of settling intercompany balances, it may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against the Company's U.S. tax liability, if any. Additionally, the Company may need to pay certain state income taxes.
Other Significant Cash and Contractual Obligations
The table below summarizes certain significant cash obligations as of September 30, 2021 that will affect the Company’s future liquidity.

	Payments Due By Period
	Total	Remainder of 2021	2022 - 2023	2024 - 2025	Thereafter
	(in millions)
Japan Term Loan Facility (1)	$14.4	$0.9	$7.2	$6.3	$—
Interest on Japan Term Loan Facility	0.3	—	0.2	0.1	—
Term Loan B Facility (2)	438.0	1.2	9.6	9.6	417.6
Interest on Term Loan Facility	104.5	5.2	46.3	46.2	6.8
Topgolf Term Loan (3)	341.3	0.9	7.0	7.0	326.4
Topgolf Revolving Credit Facility (3)	35.0	—	—	35.0	—
Convertible Notes (4)	258.8	—	—	—	258.8
Equipment Notes (5)	25.5	2.1	14.6	6.9	1.9
Interest on Equipment Notes	1.3	0.2	0.9	0.2	—
Mortgage Loans (6)	46.5	0.1	1.0	1.3	44.1
Financed Tenant Improvements	3.6	—	0.3	0.4	2.9
ABL Facility (7)	30.1	30.1	—	—	—
Finance leases, including imputed interest (8)	21.6	0.3	3.2	2.0	16.1
Operating leases, including imputed interest (9)	2,199.5	37.3	302.3	293.4	1,566.5
DLF obligations (10)	602.4	6.7	54.2	55.1	486.4
Minimum lease payments for leases signed but not yet commenced (11)	800.8	10.0	80.1	80.1	630.6
Capital commitments (12)	86.0	43.0	43.0	—	—
Unconditional purchase obligations (13)	85.1	31.2	53.2	0.7	—
Uncertain tax contingencies (14)	4.6	0.7	1.5	1.0	1.4
Total	$5,099.3	$169.9	$624.6	$545.3	$3,759.5

(1)In August 2020, the Company entered into the Japan Term Loan Facility for 2,000 million Yen (or approximately U.S. $18.0 million using the exchange rate in effect as of September 30, 2021). For further discussion, see Note 7 "Financing Arrangements" in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(2)In January 2019, to fund the purchase price of the Jack Wolfskin acquisition, the Company entered into a Credit Agreement, which provides for a Term Loan B facility in an aggregate principal of $480.0 million, which was issued less $9.6 million in an original issue discount and other transaction fees. For further discussion, see Note 7 "Financing Arrangements" in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(3)In connection with the merger with Topgolf on March 8, 2021, the Company assumed a $350.0 million term loan facility (the “Topgolf Term Loan”), and a $175.0 million revolving credit facility with JPMorgan Chase Bank, N.A (the “Topgolf Revolving Credit Facility”), both with JPMorgan Chase Bank, N.A. For further discussion, see Note 7 "Financing Arrangements" in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(4)In May 2020, the Company issued $258.8 million of 2.75% Convertibles Notes, which mature on May 1, 2026 unless earlier redeemed or repurchased by the Company or converted. For further discussion, see Note 7 "Financing Arrangements" in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(5)Between December 2017 and August 2020, the Company entered into four long-term financing agreements (the "Equipment Notes") with Bank of America N.A. and other lenders to invest in its golf ball manufacturing facility in Chicopee, Massachusetts, its North American Distribution Center in Roanoke, Texas, and in corporate IT equipment. The loans are secured by the underlying equipment at each facility and the IT equipment. For further discussion, see Note 7 "Financing Arrangements" in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(6)In connection with the merger with Topgolf on March 8, 2021, the Company assumed three mortgage loans related to the construction of three venues. For further discussion, see Note 7 "Financing Arrangements" in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(7)The Company has a senior secured asset-based revolving credit facility of up to $400.0 million (the "ABL Facility) subject to borrowing base availability. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), certain intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Germany, Canada and the United Kingdom. For further discussion, see Note 7 "Financing Arrangements" in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(8)Amounts represent future minimum payments under financing leases. At September 30, 2021, finance lease liabilities of $1.3 million were recorded in accounts payable and accrued expenses and $12.1 million were recorded in other long-term liabilities in the accompanying consolidated condensed balance sheets. For further discussion, see Note 3 "Leases" in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(9)The Company leases certain manufacturing facilities, distribution centers, warehouses, office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases. At September 30, 2021, short-term and long-term operating lease liabilities of $55.5 million and $1,181.4 million, respectively, were recorded in the accompanying consolidated condensed balance sheets. For further discussion, see Note 3 "Leases" in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(10)In connection with the merger with Topgolf on March 8, 2021, the Company assumed certain DLF obligations in connection with the construction of Topgolf venue facilities. At September 30, 2021, the short-term and long-term obligations were $0.6 million and $312.0 million, respectively. For further discussion, see Note 3 "Leases" in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(11)Amount represents the future minimum lease payments under lease agreements related to future Topgolf facilities that have not yet commenced as of September 30, 2021. For further discussion, see Note 3 "Leases" in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(12)Amount represents capital expenditure commitments under lease agreements for Topgolf venues under construction that have been signed as of September 30, 2021.
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
(14)Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated condensed balance sheets as of September 30, 2021. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 13 “Income Taxes” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
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
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three and nine months ended September 30, 2021 was not material to the Company’s financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time (see Note 14 “Commitments & Contingencies” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and “Legal Proceedings” in Part II, Item 1 of this Form 10-Q).
Capital Expenditures
The Company has certain capital expenditure commitments under lease agreements for Topgolf venues that have been signed as of September 30, 2021. Estimated capital expenditures for the year ending December 31, 2021 in connection with these leases total approximately $152.0 million. In addition, in 2021, the Company expects to have additional capital expenditures of approximately $73.0 million for the Callaway legacy business and Topgolf, combined. Total estimated capital expenditures are expected to be approximately $225.0 million for the year ended December 31, 2021.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company uses derivative financial instruments to mitigate its exposure to changes in foreign currency exchange rates and interest rates. Transactions involving these financial instruments are with creditworthy banks, primarily banks that are party to the Company's credit facilities (see Note 7 "Financing Arrangements" in the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.

Foreign Currency Fluctuations
Information about the Company's foreign currency hedging activities is set forth in Note 17 “Derivatives and Hedging,” in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2021 through its foreign currency forward contracts.
At September 30, 2021, the estimated maximum loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $14.2 million. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 7 "Financing Arrangements" in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. The Company's long-term borrowing commitments are subject to interest rate fluctuations, which could be material to the Company's cash flows and results of operations. In order to mitigate this risk, the Company enters into interest rate hedges as part of its interest rate risk management strategy. Information about the Company's interest rate hedges is provided in Note 17 "Derivatives and Hedging" in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on the Company's cash flows and results of operations, the Company performed a sensitivity analysis as part of its risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be nominal over the 12-month period ending on September 30, 2021.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2021, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting. On March 8, 2021, the Company completed its merger with Topgolf. See Note 6 "Business Combinations" in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q. The Company is in the process of integrating the Topgolf business and evaluating its internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be revised. In addition, the Company is implementing a new version of its existing enterprise resource planning ("ERP") system on a worldwide basis, which is expected to improve the efficacy of certain financial and related transaction processes. During the second quarter of 2021, the Company completed the implementation of the new ERP system at its subsidiaries in Germany, China, Korea and Japan. The implementation is expected to progress in phased launches across the Company's organization over the next several years. As the phased implementation of the ERP system advances, the Company appropriately considered its controls over financial reporting within the testing for effectiveness with respect to the implementation. The Company concluded as part of its evaluation described above, that the implementation of the ERP system has not materially affected its internal controls over financial reporting during the quarter ended September 30, 2021. As the implementation continues, the Company's internal processes, procedures and controls will be refined as appropriate. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information set forth in Note 14 “Commitments & Contingencies,” in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q, is incorporated herein by this reference.
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
The following table summarizes the purchases by the Company during the third quarter of 2021. These repurchases represent the number of shares the Company withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended September 30, 2021
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
	(in thousands, except per share data)
July 1, 2021 - July 31, 2021	2	$32.80	—	$77,369
August 1, 2021 - August 31, 2021	1	33.11	—	77,369
September 1, 2021 - September 30, 2021	14	28.23	—	77,369
Total	17	$28.90	—	$77,369

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
Jennifer Thomas
Senior Vice President and Chief Accounting Officer
Date: November 9, 2021