Form 10-K
period 2021-12-31
CALLAWAY GOLF CO
filed 2022-03-01
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,007,252,039 based on the closing sales price of the registrant’s common stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and shares held in treasury, without conceding that any of the excluded parties are “affiliates” of the registrant for purposes of the federal securities laws.
As of January 31, 2022, the number of shares outstanding of the registrant’s common stock, $.01 par value, was 185,187,055.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC" or “Commission”) pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Shareholders, which is scheduled to be held on May 25, 2022. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2021.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "should," "will," "could," "would," "anticipate," "plan," "believe," "project," "estimate," "expect," "strategy," "future," "likely," and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results, performance, prospects or growth and scale opportunities including, but not limited to, statements relating to future industry and market conditions, the impact of the COVID-19 pandemic on the Company's business, results of operations and financial condition and the impact of any measures taken to mitigate the effect of the COVID-19 pandemic, strength and demand of the Company's products and services, continued brand momentum, demand for golf and outdoor activities and apparel, continued investments in the business, increases in shareholder value, post pandemic consumer trends and behavior, future industry and market conditions, the benefits of the merger with Topgolf International, Inc. (“Topgolf”), including the anticipated operations, venue/bay expansion plans, financial position, liquidity, performance, prospects or growth and scale opportunities of the Company, Topgolf or the combined company, the strength of the Company's brands, product lines and e-commerce business, geographic diversity, market recovery, availability of capital under the Company's credit facilities, the capital markets or other sources, the Company's conservation and cost reduction efforts, future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the Topgolf merger and the related financial impact of the future business and prospects of the Company, TravisMathew, LLC ("TravisMathew"), OGIO International, Inc. ("OGIO"), JW Stargazer Holding GmbH ("Jack Wolfskin") and Topgolf. These statements are based upon current information and the Company's current beliefs, expectations and assumptions regarding the future of the Company's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company's control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:
•certain risks and uncertainties, including changes in capital markets or economic conditions, particularly the uncertainty related to the duration and impact of the COVID-19 pandemic, inflation, and related decreases in consumer demand and spending;
•the impact of the COVID-19 pandemic and its related variants and other potential future outbreaks of infectious diseases or other health concerns, and measures taken to limit their impact, which could adversely affect the Company’s business, consumer demand and supply chain, and the global economy;
•disruptions to business operations from the COVID-19 pandemic, such as travel restrictions, government-mandated shut-down orders or quarantines or voluntary “social distancing” that affects employees, customers and suppliers, production delays, closures of manufacturing facilities, retail locations, warehouses and supply and distribution chains, price inflation, and staffing shortages as a result of remote working requirements or otherwise;
•costs, expenses or difficulties related to the merger with Topgolf, including the integration of the Topgolf business, or the failure to realize the expected benefits and synergies of the transaction in the expected timeframes or at all;
•the potential impact of the Topgolf merger on relationships with the Company’s and/or Topgolf’s employees, customers, suppliers and other business partners;
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
•the effect of terrorist activity, armed conflict, including any escalation of hostility arising out of the conflict between Russia and Ukraine, natural disasters or pandemic diseases, including without limitation the COVID-19 pandemic, on the economy generally, on the level of demand for the Company’s products or on the Company’s ability to manage its supply and delivery logistics in such an environment; and
•the general risks and uncertainties applicable to the Company and its business.
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

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of the Company: Alpha Convoy, Apex, Apex DCB, Apex Pro, Apex Tour, APW, ArcLite, Arm Lock, At Home Outdoors, B21, Backstryke, Big Bertha, Big Bertha B21, Big Bertha REVA, Big T, Bird of Prey, Black Series, Bounty Hunter, C Nanuk, C Grind, Callaway, Callaway Capital, Callaway Golf, Callaway Media Productions, Callaway Super Hybrid, Callaway X, Capital, Chev, Chev 18, Chevron Device, Chrome Soft, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, Dawn Patrol, Demonstrably Superior And Pleasingly Different, Divine, Double Wide, Down Fiber, Eagle, Engage, Epic, Epic Flash, Epic Max, Epic Max LS, Epic Speed, ERC, ERC Soft, Everyone’s Game, Exo, Cage, Fast Tech Mantle, Fibercloud, FitDisc, Flash Face Technology, FlexContact, FlexShield,Forceplate, FT Optiforce, FT Performance, FT Tour, Function65,Fusion, Fusion Zero, GBB, GBB Epic, Gems, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Grom, Groove- In- Groove Technology, Heavenwood, Hersatility, Hex Aerodynamics, Hex Chrome, HX, Hyper Dry, Hyper-Lite, Hyper Speed Face, I.D. Ball, Jack Wolfskin, Jailbird, Jailbreak, Jailbreak AI Speed Frame, Jailbreak AI Velocity Blades, JAWS Full Toe, Jewel Jam, Kings of Distance, Legacy, Life On Tour, Longer From Everywhere, Luxe, Mack Daddy, Mack Daddy CB, Magna, Majestic, MarXman, Mavrik, MD3 Milled, MD4 Tactical, MD5, MD 5 Jaws, Metal-X, Microguard, Microhinge Face Insert, Microhinge Star, Mission: Ambition, Nanuk, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Works, Offset Groove in Groove, OG, Ogio, OGIO ALPHA, Ogio Aero, OGIO ARORA, Ogio Convoy, OGIO CLUB, OGIO FORGE, OGIO ME, OGIO RENEGADE, OGIO SAVAGE, OGIO SHADOW, OGIO XIX, Opti Flex, Opti Grip, Opti Shield, OptiFit, Opti Vent, ORG 7, ORG 14, ORG 15, Paw Print, PRESTIGE 7, ProType, ⋅R⋅, RCH, Real Dome Technology, Red Ball, R-Moto, Renegade, Rig 9800, Rossie,Rogue ST, RSX, S2H2, Sabertooth, Shoxx, Shredder, Silencer, SLED, Slicestopper, SoftFast, Solaire, Speed Regime, Smoozip, Speed Step, Steelhead XR, Steelhead, Strata, Stroke Lab, Stormlock, Stronomic, Sub Zero, Superhot, Supersoft, SureOut, Swing Suite, TM, Tank, Tank Cruiser, Tech Series, Teron, Texapore, Texapore Ecosphere,TMCA, TopContender, TopChallenge, TopChip, TopDrive, TopGolf, TopGolf Crush, TopGolf Media, TopLife, Toptracer, Toptracer Range, TopScore, TopScramble, TopShot, TopPressure, Toe Up, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, TravisMathew TM logo, TriHot 5K, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Uptown, Vent Support System, Versa, VFT, VTec, W Grind, Warbird, Weather Series, Wedgeducation, White Hot, White Hot OG, White Hot Tour, White Ice, WireSupport, Wolfskin Tech Lab, Woode, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, X-ACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball.

CALLAWAY GOLF COMPANY

PART I
Item 1.    Business Overview
Callaway Golf Company (the “Company,” “Callaway” or “Callaway Golf”) is a technology-enabled golf and active lifestyle leader with a portfolio of global brands, including Callaway Golf, Topgolf, Odyssey, OGIO, TravisMathew and Jack Wolfskin. The Company has evolved over time from a manufacturer of golf clubs to a modern golf, lifestyle and entertainment Company. In an effort to diversify and explore new growth opportunities, in 2017, the Company expanded its soft goods business to include premium lifestyle product lines, namely apparel, footwear, bags and accessories, that are complementary to golf with the acquisitions of OGIO and TravisMathew. In 2019, the Company acquired Jack Wolfskin, a premium outdoor apparel, footwear and equipment brand, which further enhanced the Company's lifestyle category and provided a platform in the active outdoor and urban outdoor categories. More recently, on March 8, 2021, the Company completed its merger with Topgolf, a leading technology-enabled golf entertainment business that offers an innovative platform comprised of state-of-the-art open-air golf and entertainment venues, in addition to proprietary ball-tracking technology under the Toptracer brand and an innovative media platform. Through these acquisitions and the recent merger with Topgolf, the Company transformed into a modern golf, lifestyle and entertainment company with a compelling family of brands that are sold in the United States and internationally in over 120 countries, and across multiple channels including wholesale, retail, on-line through its websites, and at Topgolf venues. Callaway was incorporated in California in 1982 and became a publicly traded corporation in 1992, and in 1999, reincorporated in the State of Delaware.
GROWTH AND OVERALL STRATEGY
In 2021, the golf and outdoor industries benefited from strong industry tailwinds and positive market trends, which the Company believes will continue to provide strong foundation for underlying growth for the business. The golf industry in particular is expanding through increased on-course and off-course golf participation, and also through increased participation in golf entertainment, all of which have contributed to an increased number of new players to the sport in recent years. Callaway believes its diversified portfolio, especially with its recent merger with Topgolf, combined with its clear growth strategy within each segment, will result in both short-term and long-term results that will outpace the industry average.
Looking ahead, the Company may continue to explore additional opportunities for inorganic growth through strategic mergers and acquisitions that help strengthen the current lines of business and reinforce Callaway’s leadership position in the growing and evolving golf, outdoor and entertainment industries.
REPORTABLE SEGMENTS AND PRODUCTS
The Company manages its global business operations through its operating and reportable business segments. Due to its recent merger with Topgolf, the Company reassessed its operating segments and added a third operating segment for its Topgolf business. Therefore, as of December 31, 2021, the Company had three reportable operating business segments: Topgolf, Golf Equipment and Apparel, Gear and Other.
TOPGOLF
In March 2021, the Company completed its merger with Topgolf International, Inc. (“Topgolf”), in an all-stock transaction. Topgolf is a leading technology-enabled golf entertainment business with an innovative platform comprised of its state-of-the-art open-air golf and entertainment venues, revolutionary Toptracer ball-tracking technology and digital media platform. The venues business line is Topgolf’s largest business. Topgolf's other business lines include the Toptracer Range ball tracking technology and digital media.
Domestic and International Venues
The venues business is comprised of company-operated venue operations within the United States and Company-operated and franchised venues outside of the United States. As of December 31, 2021, Topgolf had 67 Company-operated venues in the United States, three Company-operated venues in the United Kingdom and three franchised venues in Australia, Mexico and the United Arab Emirates. Over the next several years, the Company’s focus is to maintain a strong pipeline of new venue openings, both domestically and internationally through increasing the number of Company-operated venues, as well as through its franchise partners internationally.
For certain risks associated with the opening of venues, see “Risk Factors” contained in Item 1A.

Sales
Revenue from venues are primarily derived from food and beverage, gameplay and events. Topgolf’s venue facilities offer multiple forms of entertainment and are equipped with technology-enabled hitting bays, multiple bars, dining areas and exclusive event spaces. Topgolf’s venues incorporate proprietary ball-tracking technologies to “gamify” golf and offer guests the chance to enjoy a variety of games developed to appeal to a broad range of players of different skills. Topgolf venues provide flexible spaces that are used for enjoying food and beverage, watching sports, charity fundraisers, corporate outings, golf instruction, playing games and watching live music. Topgolf rents spaces ranging in size from 12 to up to 1,000 attendees for events to individuals and organizations for a variety of different occasions, including corporate events and social gatherings. Topgolf also hosts events similar to arenas and other entertainment venues such as live concerts and team-building events.
Competition
Topgolf venues compete for consumers’ time and discretionary entertainment dollars against a broad range of other out-of-home entertainment options including other dining and entertainment venues, sports activity centers, traditional driving ranges and other establishments offering simulated golf or multi-sport experiences, arcades and entertainment centers, movie theaters, sporting events, bowling alleys, nightclubs, bars and restaurants.
Design and Development
Topgolf tailors the design of its venues to thrive in varying climates, conditions and market sizes. The location of each of Topgolf’s venues is carefully selected through a disciplined, data-driven site selection process, led by an experienced real estate team and augmented by a nationwide broker network. A typical venue takes between 10 and 15 months to build, though build times vary based on the size and complexity of the model, existing site conditions, the season and other factors. Topgolf primarily uses the services of design/build contractors for the construction of its venues, and generally estimates the gross development cost to build a venue to be between $10 million and $55 million depending on the size and location of the facility. Topgolf typically seeks to finance the construction of its venues through third-party developers or real estate financing partners. While Topgolf is still required to fund a portion of venue development costs, its financing partner will purchase or lease the land and fund a majority of venue development costs during and after construction. Once construction is completed, Topgolf leases the venue and underlying land back from the financing partner, or in cases where Topgolf does not choose to finance venue construction through one of its financing partners, Topgolf will fund 100% of venue development costs.
Venue Management and Operations
The operations of domestic venues are supported by a multi-disciplined operations team. This team is responsible for a number of areas, including pre-opening activities (such as employee recruitment, selection and training), culinary development, event sales support, technology services, supply chain support for food, beverages and equipment, marketing, and ongoing training and development for associates. Maintaining a high degree of quality in the venues depends in part on Topgolf’s ability to acquire food and beverage ingredients, venue hardware, golf equipment and other supplies that meet Topgolf’s high standards from reliable suppliers. Topgolf uses a third-party verification company to ensure that all vendors meet United States guidelines and regulations, and for produce, it uses a third-party vendor that regulates a network of produce distributors nationwide. Topgolf has supply agreements in place with manufacturers in Taiwan and China to produce the radio-frequency identification ("RFID")-enabled golf equipment, which is specially designed for venue use. Bay equipment is custom-built for Topgolf, primarily by domestic manufacturers.
Advertising & Marketing
The venues play a lead role in connecting people in meaningful ways by introducing guests to the brand, culture and technologies. Topgolf places a large focus on its owned channels of communication to fuel a more personalized approach for attracting repeat visits through email and text messages to its large subscriber base. Venues are also promoted across various marketing channels, including content distributed through paid advertising networks, email and text message subscriber lists, Topgolf social media pages and online word-of-mouth or other media coverage.
Content Design and Development
The technology and game development for Topgolf is supported by teams located in offices and studios across Dallas, Texas, San Francisco, California and Stockholm, Sweden. These teams are comprised of front-end and back-end engineers including software, network, structural, radio frequency, electrical, mechanical, machine learning, visual recognition, system test, computer vision scientists and data analysis, user experience and industrial design engineers, and mobile app developers. Topgolf utilizes a number of proprietary, industry standard and third-party management information systems in its business and relies on its own servers and third-party infrastructure to operate games and to maintain and provide analytics data.
For certain risks associated with content design and development, see “Risk Factors” contained in Item 1A.
Seasonality
Sales of the Topgolf business generally fluctuate from quarter to quarter due to seasonal factors. Historically, venues experience higher sales during the second and third quarters associated with the spring and summer seasons. Comparatively, Topgolf’s first and fourth quarters have historically seen lower sales at its venues during the cold-weather months of fall and winter. Seasonality is expected to be a factor in Topgolf's results of operations. As a result, factors affecting peak seasons at venues, such as adverse weather, could have a disproportionate effect on its operating results.
Other Lines of Business
Topgolf licenses Toptracer, its proprietary ball-tracking technology to independent driving ranges and for use in golf broadcasts. To date, Topgolf has installed over 15,000 Toptracer bays worldwide. Toptracer delivers a data-driven and "gamified" enhancement to the traditional driving range experience by delivering instant shot replays, gameplay for all skill levels and a data record of all shots. The Toptracer ball-tracking technology actively tracks all ball flight paths across an entire field of vision, and its custom-built sensor is able to provide real-time shot analytics, such as ball speed, apex, curve, carry and more. Topgolf sources the components used in the Toptracer business from a number of third-party suppliers located in Germany, Taiwan, the United Kingdom and the United States, either directly or indirectly through distributors. Topgolf has developed a global distribution strategy for the Toptracer range business that utilizes a third-party logistics partner for warehousing and distribution, with warehouses currently located in the United States and the United Kingdom. To help build brand awareness, Topgolf primarily utilizes public relations, influencer marketing, professional athletes, social media, conferences, event marketing and paid media to support lead generation and sales efforts. Toptracer competes against other companies to attract and retain qualified licensees. The ability to attract new franchisees and licensees is based primarily on the strength and quality of the brand and reputation, the products and revenue opportunities Topgolf is able to provide, as well as on the structure of the operating models and the terms of the respective agreements. The Company anticipates expanding the global reach of its Toptracer range technology product by leveraging both the Toptracer and Callaway sales teams that have strong relationships with driving range owners around the world.
Topgolf’s digital media platform is primarily comprised of digital games such as the mobile golf game World Golf Tour (“WGT”), advertising partnerships (sponsorships) and other digital content creation. WGT is an online multiplayer virtual golf game that utilizes proprietary GPS and 3D technology to enable players to gather online as a community and experience simulated gameplay on photorealistic recreations of more than 15 world-famous golf courses. Advertising partnerships provide corporate sponsors the opportunity to feature their names and logos at Topgolf venues and on other media platforms. Digital gaming, corporate partnerships, and the digital content produced by Topgolf compete for consumers’ attention, leisure time and discretionary spending against the other home-based entertainment alternatives, particularly content focused on golf or other sports.
GOLF EQUIPMENT
The Company designs, manufactures and sells a full line of high-quality golf equipment, which is comprised of the golf clubs and golf balls product groups. The Company designs its golf products to be technologically advanced for golfers of all skill levels, both amateur and professional, and are generally designed to conform to the Rules of Golf as published by the United States Golf Association ("USGA") and the ruling authority known as The R&A.
Products
Golf clubs include woods (drivers, fairway woods and hybrids) and irons (irons, wedges and packaged sets) sold under the Callaway brand, and putters sold under the Odyssey brand, including Toulon Design by Odyssey. This product group also includes Callaway and non-Callaway pre-owned golf clubs. Callaway’s golf clubs are generally made of steel, titanium alloys, carbon fiber and various thermoplastic and thermoset materials.

Golf balls are sold under the Callaway Golf and Strata brands and are generally either a 2-piece golf ball (consisting of a core and cover) or a multilayer golf ball (consisting of two or more components in addition to the cover). The Company’s golf ball products include covers that incorporate a traditional dimple pattern as well as covers that incorporate innovative designs, including the Company’s proprietary HEX Aerodynamics (i.e., a lattice of tubes that form hexagons and pentagons), Hybrid Cover, Triple Track Technology and Truvis patterns. Callaway golf balls are generally made of various combinations of synthetic rubber, ionomer blends and urethane processed with other chemicals to optimize performance.
Product Design and Development
The Company is innovating to maintain its market share leadership position in both golf clubs and golf balls by investing in research and development and leveraging artificial intelligence in its product design process. The Company designs its golf equipment products to be technologically advanced and has not limited itself in its research efforts by trying to duplicate designs that are traditional or conventional. The Company has the ability to create and modify product designs by using computer aided design software, finite element analysis software and structural optimization techniques employing Artificial Intelligence methods. Further, the Company utilizes a variety of testing equipment and computer software, including golf robots, launch monitors, a proprietary virtual test center, a proprietary performance analysis system, an indoor test range and other methods to develop and test its golf equipment products.
Manufacturing
The Company has its primary golf club assembly facility in Monterrey, Mexico, and maintains limited golf club assembly in its facilities in Carlsbad, California. In addition, used clubs that the Company receives from its Trade-In Trade-Up program are refurbished at its facility in Austin, Texas. The Company's golf clubs are also assembled in Tokyo, Japan; Swindon, England; Melbourne, Australia, and other local markets based on regional demand for custom clubs. In addition, the Company utilizes golf club contract manufacturers in China and Vietnam. In 2021 and 2020 and 2019, most of the Company’s golf club assembly volume was made in regions outside of the United States. Overall, the golf club assembly process is fairly labor intensive, requires extensive global supply chain coordination and utilizes raw materials that are obtained from suppliers both internationally and within the United States.
The Company has a golf ball manufacturing facility in Chicopee, Massachusetts, and also utilizes golf ball contract manufacturers in Taiwan and China. In 2021, 2020 and 2019, approximately 75%, 70% and 60%, respectively, of the Company's golf ball unit volume was manufactured in regions outside of the United States. The overall golf ball manufacturing process utilizes raw materials that are obtained from suppliers both internationally and within the United States.
Sales
The Company sells its golf equipment products in the United States and internationally, directly and through its wholly-owned subsidiaries, to wholesale customers, including pro-shops at golf courses and off-course retailers, sporting goods retailers, on-line retailers, third-party distributors and certain products to mass merchants, as well as directly to consumers through its websites and retail locations in Japan. The Company offers custom club fitting programs at its performance centers and at participating on- and off- course retail stores to help consumers find a set of golf clubs to fit their personal specifications. In addition, the Company sells to corporate customers who want their corporate logo imprinted on certain of the Company’s golf equipment.
The Company also sells certified pre-owned golf clubs directly to the consumer through its website. The Company generally acquires the pre-owned clubs through its Trade In! Trade Up! program, which gives golfers the opportunity to trade in their used Callaway golf clubs and certain competitor golf clubs at authorized retailers or through its website for credit toward the purchase of new golf equipment or pre-owned golf clubs.
Competition
For its golf equipment products, the Company generally competes on the basis of technology, quality, performance, customer service and price. In order to gauge the effectiveness of the Company’s response to such factors, management receives and evaluates Company-generated market trends for United States and foreign markets, as well as periodic public and customized market research for the United States and U.K. markets from Golf Datatech and The National Golf Foundation that include trends from certain on- and off-course retailers. In addition, the Company utilizes Growth from Knowledge Group for data and analysis on the consumer goods market in Japan.

The Company’s major competitors for drivers, fairway woods and irons are TaylorMade, Ping, Acushnet (Titleist brand), Puma (Cobra brand), SRI Sports Limited (Cleveland and Srixon brands), Mizuno, Bridgestone, and Parsons Xtreme Golf (PXG). For putters, the Company’s major competitors are Acushnet (Titleist & Scotty Cameron brands), Ping and TaylorMade. The Company believes that it is a technological leader in every golf club market in which it competes.
The Company’s major competitors for golf balls include Acushnet (Titleist and Pinnacle brands), SRI Sports Limited (Dunlop and Srixon brands), Bridgestone (Bridgestone and Precept brands), TaylorMade and others. These competitors compete for market share in the golf ball business, with Acushnet having a market share of over 50% of the golf ball business in the United States and a leading position in certain other regions outside the United States. The Company believes that it is a technological leader in the golf ball category.
For certain risks associated with competition, see “Risk Factors” contained in Item 1A.
Advertising & Marketing
The Company’s marketing campaigns on its golf equipment products are aimed to increase consumer awareness of the products and support the overall growth strategy. The Company has focused its advertising efforts mainly on television commercials, primarily on The Golf Channel, and on network television during golf telecasts, web-based digital and social media advertising, printed advertisements in national magazines, such as Golf Magazine and Golf Digest, as well as in-store advertising. Additionally, the Company advertises its golf equipment to the Topgolf consumer who is part of the Topgolf community. The Company also establishes relationships with professional athletes and personalities, including members of various professional golf tours as well as other athletes and personalities, in order to promote the Company’s golf equipment product lines.
For certain risks associated with such endorsements, see “Risk Factors” contained in Item 1A.
Seasonality
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
APPAREL, GEAR AND OTHER
The Company designs, develops and sells high quality soft goods products under the Callaway, TravisMathew, OGIO and Jack Wolfskin brands. The brands deliver a range of premium performance and lifestyle products in the United States and select global markets. The Company is focused on maintaining strong momentum by increasing its TravisMathew, Jack Wolfskin and Callaway apparel geographic footprint in the United States and internationally. In addition to new retail locations, the Company is also focused on enhancing its digital marketing and e-commerce presence to increase direct-to-consumer sales to drive increased profitability over time.

Products
Callaway soft goods products include golf apparel, footwear, and a full range of golf accessories, including golf bags, golf gloves, headwear and practice aids. Callaway golf apparel offerings include tops, bottoms and outerwear for men, women and children made of high-quality fabrics designed for style, comfort and performance.
TravisMathew is a progressive men’s lifestyle brand producing its own line of apparel and accessories under the TravisMathew and Cuater by TravisMathew ("Cuater") brands. TravisMathew offers high quality, premium golf and lifestyle apparel, hats, luggage and accessories designed to deliver superior performance. Cuater's primary product is versatile, premium performance footwear. Cuater also offers belts, hats, facemasks, sunglasses, socks and underwear. Although the brand is known for its men’s apparel, the Company anticipates launching a limited women’s line in 2022.
OGIO offers storage gear for sport and personal use including backpacks, travel bags, duffle bags, golf bags and storage gear accessories, in addition to a line of outerwear, headwear and accessories. OGIO storage offers innovative organization features, durable waterproof construction, and ergonomic and aerodynamic designs, as well as a unique style, all of which is why athletes from the worlds of golf, skate, snow, surf and BMX put their trust in the protection, comfort, organization and style of OGIO products.
Jack Wolfskin offers a full line of functional outdoor apparel for men, women and children, including jackets, trousers, dresses, skirts and tops, in addition to footwear and outdoor equipment, including packs and bags, travel bags, tents, sleeping bags and accessories. Jack Wolfskin outdoor apparel includes softshell jackets, fleece jackets, windbreakers, down jackets, functional jackets and rain jackets for men, women, and children, which are made of waterproof, windproof and breathable fabrics. Jack Wolfskin is a global eco-performance apparel brand, founded on the tenants of product sustainability, functionality and quality. Founded in Frankfurt, Germany, Jack Wolfskin is one of the largest outdoor retailers in Europe, and it is now one of the major suppliers of outdoor products across the world with a versatile portfolio of smartly and sustainably engineered technologies, including its popular Texapore group of materials.
Product Design, Development and Manufacturing
The Company's soft goods products are designed and developed internally and created through third-party manufacturing partners in Vietnam, China, Indonesia, Thailand, Bangladesh, the Philippines, and Peru, who source materials and create the products according to the Company's brands' specifications.
For certain risks associated with product design and development, see below, “Risk Factors” contained in Item 1A.
Sales
The Company sells its soft goods products in the United States and internationally, directly and through its wholly-owned subsidiaries, to wholesale customers and directly to consumers through its retail locations and on-line through its websites.
The Company sells its Callaway soft goods products to golf retailers (including pro-shops at golf courses and off-course retailers), sporting goods retailers, on-line retailers, and third party distributors, as well as directly to consumers through the Callaway Golf website and various retail, outlet and store-in-store locations in Japan, and most recently, in Korea. In exchange for a royalty fee, the Company also licenses its trademarks and service marks to third parties for use on certain Callaway apparel and golf accessories.
In addition to the sales channels mentioned above, TravisMathew is also sold to luxury department stores and lifestyle specialty stores, and directly to consumers through the TravisMathew website and various TravisMathew retail locations in the United States and Japan. OGIO products are also sold through the OGIO website. In addition, OGIO licenses its line of motorsport products to a third party in exchange for a royalty fee, and also licenses its products to a third party for distribution in the corporate channel in the United States, Canada and Mexico.
The Company sells Jack Wolfskin products directly and through its wholly-owned subsidiaries in Germany, China and Japan to third party distributors and retail stores, on-line retailers, department stores, mail order stores, as well as directly to consumers through its website. Jack Wolfskin retail stores are located primarily in Europe, and in 2020, Jack Wolfskin opened its first North American online retail store, followed by the opening of its first United States showroom retail location in Park City, Utah in 2021.

Competition
The Company’s major competitors for its golf apparel and accessories are generally other golf companies and premium golf apparel companies, as well as specialty retailers. While the TravisMathew business faces competition from the premium golf apparel companies, it also competes in department stores with other men’s apparel companies, including Bonobos, johnnie-O, Nike, Peter Millar, Ted Baker London and Vince. With the addition of the Jack Wolfskin business, there are a number of well-established and well-financed companies with recognized brand names with which the Company competes, including Patagonia, Columbia and The North Face. The Company seeks to differentiate itself through elevated design, premium materials and product innovation. For certain risks associated with competition, see “Risk Factors” contained in Item 1A.
Advertising & Marketing
The Company markets and advertises its soft goods brands on various platforms, including television, traditional digital and print media, web-based media and social media, experimental events and the Topgolf venues and media. The Company also establishes relationships with professional athletes and personalities, including members of various professional golf tours as well as other athletes and personalities, in order to promote the Company’s soft goods product lines.
For certain risks associated with such endorsements, see “Risk Factors” contained in Item 1A.
Seasonality
Sales of the Callaway-branded golf apparel and accessories generally follow the same seasonality as golf equipment, and are therefore generally higher during the first half of the year. Sales of TravisMathew branded golf and lifestyle apparel and accessories are more evenly spread throughout the year as sales are more diversified due to an increase in direct-to-consumer sales resulting from the expansion of TravisMathew stores, which is expected to continue. Sales of outdoor apparel, footwear and equipment related to the Jack Wolfskin business focuses primarily on outerwear and consequently experiences stronger sales for such products during the cold-weather months and the corresponding prior sell-in periods. Therefore, sales of Jack Wolfskin products are generally greater during the second half of the year.
DISTRIBUTION
The Company has its primary distribution center in Fort Worth, Texas for the distribution of golf equipment products and soft goods products in North America, in addition to distribution centers in Toronto, Canada; Swindon, England; Melbourne, Australia; Hamburg, Germany; and Shanghai, China, and third-party logistical operations in Tokyo, Japan and Seoul, Korea to support the distribution needs of markets they serve.
For certain risks associated with manufacturing and distribution, see “Risk Factors” contained in Item 1A.
INTELLECTUAL PROPERTY
The Company is the owner of approximately 4,300 U.S. and foreign trademark registrations and over 1,800 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress and other statutory and common laws. The Company’s intellectual property rights are very important to the Company, and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces its rights through litigation. Information regarding current litigation matters in connection with intellectual property is contained in Note 15. "Commitments & Contingencies" in the Notes to Consolidated Financial Statements in this Form 10-K.
The Company’s patents are generally in effect for up to 20 years from the date of the filing of the patent application. The Company’s trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic.
For certain risks associated with intellectual property, see “Risk Factors” contained in Item 1A.

HUMAN CAPITAL RESOURCES
Employee Profile
Callaway views its employees as its most valuable asset and seeks to attract and maintain the highest quality talent by offering competitive benefits and wellness services, opportunities to grow professionally, and regular evaluations, among other initiatives. As of December 31, 2021, and 2020, the Company and its subsidiaries had approximately 24,800 and 4,200 full-time and part-time employees, respectively. The increase in 2021 was due to the merger with Topgolf completed in March 2021, which resulted in the addition of 20,100 Topgolf Associates. The Company employs temporary manufacturing workers as needed based on labor demands that fluctuate with the Company's seasonality.
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
Culture and Values
Each of our businesses is driven by a desire to deliver exceptional products and experiences for our customers and guests, as well as a commitment to our late founder Ely Callaway’s belief that, “good ethics is good business.” The Company, leadership team and employees are guided by our core values: be humble and hungry, act with integrity and respect, dare to be great, do what you say you’re going to do, put the team and customer before self and be “one team-one company”.
Diversity and Inclusion
The Company is headquartered in Carlsbad, California and maintains regional offices, distribution centers, venues, and retail stores in numerous locations around the world. The Company’s employees bring a wide range of cultures, experiences, talents, capabilities, and perspectives from around the world. The Company is committed to recruiting, developing and promoting a diverse and inclusive workforce while offering unique opportunities and career paths for its employees. The Company has an ongoing commitment to increase the number of women and diverse candidates throughout all levels of management while also hiring the most qualified individuals. The Company does not discriminate on the basis of actual or perceived race, creed, color, religion, national origin, citizenship status, age, disability, marital status, sexual orientation, gender, gender identity and similar classifications. In 2021, in the United States, more than half of management level new hires, promoted employees, and interns were of a diverse background, which encompasses employees who are non-white, female, or both. The Company also requires all of its employees to complete Diversity and Inclusion Training and Unconscious Bias Training. Additionally, Callaway strives to bring more women and minorities into the game of golf and remains dedicated to making the sport more accessible to a diverse range of customers. To achieve this, the Company promotes a variety of diversity, equity and inclusion ("DE&I") initiatives within the Company and throughout local communities.
Callaway’s merger with Topgolf has strengthened the Company's efforts to promote DE&I throughout the Company. Topgolf strives to bring accessibility to the game of golf by creating an experience that is fun, social, and entertaining. It is part of Topgolf’s goal to break down barriers, promote inclusion, and invite diverse groups of people to enjoy the game of golf for the first time. Additionally, Topgolf has been awarded three different prestigious employer awards in recognition of its DE&I efforts, including the Diversity Jobs Top Employer 2021, Forbes 2020 Best Employers for Women, and National Down Syndrome Congress 2018 Employer of the Year.
Employee Well Being
The Company is committed to the health and well-being of its employees, and designs its compensation and benefits programs to demonstrate this commitment. For example, in addition to offering competitive compensation and a full suite of standard benefits, including comprehensive health, life and disability insurance coverage and a retirement plan with matching benefits, the Company offers its employees product discounts as well as the ability to participate in a variety of wellness programs which include fitness facilities, exercise programs, and a variety of educational resources which address various aspects of physical, mental, nutritional and financial health. The Company also offers benefit plan participants the opportunity to reduce employee health care costs through wellness incentives and provides an Employee Assistance program to all employees.

In addition, the Company's commitment to its employees’ and customers’ health and safety continues to be paramount in its response to the evolving circumstances surrounding the COVID-19 pandemic. The Company undertook various safety measures which were outlined in the Safe Reopening Plans at each location and included implementing work from home measures, establishing social distancing guidelines, increasing cleaning protocols at sites, requiring face coverings to be worn at offices, venues and retail stores, as well as temperature or wellness checks upon entering certain of the Company's office locations and buildings. Additionally, the Company established a global COVID-19 core team (including senior leadership) to strategize about impacts to employees and customers, develop and implement comprehensive COVID-19 policies, procedures, and reopening plans in support of country, federal, state, and local guidelines, and train employees on site-specific protocols.
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
Community Giving
The Company also has three existing programs focusing on the community: the Callaway Golf Company Foundation (the "Foundation"), the Callaway Golf Company Employee Community Giving Program (the "Community Giving Program"), and the Topgolf Driving for Good Program. Through these programs, the Company and its employees are able to give back to the community through monetary donations and by providing community services. Through the Foundation, the Company strives to create healthy communities where its stakeholders live and work, by focusing on supporting programs that improve lives and contribute to communities on a select basis. In 2021, the Company contributed $1.0 million to the Foundation towards these programs. In April 2021, Callaway and the Foundation were chosen as the recipients of the 2021 Corporate Philanthropy Award by the San Diego-based North County Philanthropy Council. Through the Community Giving Program, Company employees and their family members volunteer with local non-profit organizations. Through the Topgolf Driving for Good Program, the Company contributes funds and volunteer efforts to national partners such as Make a Wish, Bunkers in Baghdad, Folds of Honor and National Urban League. Life to date, Topgolf has hosted more than 3,500 charitable events together with partners, schools, and non-profit organizations. These projects are coordinated by a volunteer steering committee and focus on a variety of charitable endeavors, including improving the environment, youth empowerment, helping homeless and disadvantaged, animal care and military care. Additional information on both of these programs is available on the Company’s website www.callawaygolf.com.
Callaway gives its global subsidiaries the ability to lead their own community engagement initiatives. To facilitate this, the Company provides the sales teams with product donation accounts to manage their contributions to charities and fundraiser events. Callaway also encourages global offices and subsidiaries to engage in community partnerships at their discretion.
GOVERNMENT REGULATION
The Company is subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to, among others, nutritional content labeling and disclosure requirements, food safety regulations, employment regulations, the Patient Protection and Affordable Care Act (the “PPACA”), the Americans with Disabilities Act (the "ADA"), and similar state laws, privacy and cybersecurity laws, environmental, health and human safety laws and regulations, laws and regulations related to franchising and licensing operations, the Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws, as well as federal, state and local licensing requirements and other regulations relating to alcoholic beverage control, amusement, health, sanitation, human safety, zoning and land use. New laws and regulations or new interpretations of existing laws and regulations may also impact the business.
Historically, the costs of regulation compliance have not had a material adverse effect on the Company’s business. The Company believes that its operations are in substantial compliance with all applicable Government Laws. Due to the nature of the Company’s operations and the frequently changing nature of compliance regulation, the Company cannot predict with certainty that future material capital or operating expenditures will not be required in order to comply with applicable Government Regulation.

For certain risks associated with regulation compliance, see “Risk Factors” contained in Item 1A.
ENVIRONMENTAL AND SOCIAL RESPONSIBILITY
By being active and visible in the community and by embracing the principles of environmental stewardship, the Company believes it is acting in an environmentally and socially responsible manner. In 2019, the Company, at the direction of its Chief Executive Officer with oversight from the Board of Directors, formally launched the Global Sustainability Program. The goal of this program is to bring increased awareness and structure to the Company’s existing social and environmental sustainability initiatives, while also enhancing the sustainability efforts across its global businesses. In connection with launching the Global Sustainability Program, the Company established an Executive Sustainability Committee comprising its Chief Executive Officer, Chief Financial Officer, all other executive officers, and the General Counsel. A Sustainability Core Team meets and then reports progress of the Global Sustainability Program quarterly to the Executive Sustainability Committee. Members of the Sustainability Core Team, known as Sustainability Champions, are employees who have been selected from throughout the organization to drive large-scale global projects that build upon the Company’s existing environmental and social sustainability efforts. Sustainability Champions also promote smaller-scale employee-driven initiatives at the local levels. These projects and initiatives are benchmarked against the sustainability frameworks published by the Global Reporting Initiative and the Sustainability Accounting Standards Board with respect to sustainability issues that are likely to affect the financial conditions or operating performances of companies in the consumer goods, apparel and entertainment sectors.
The Company’s entire Board of Directors oversee the Global Sustainability Program and receives a comprehensive report regarding the program’s initiatives and progress on an annual basis. Additionally, the General Counsel of the Company provides a quarterly update to the Board’s Nominating and Corporate Governance Committee on the Company’s latest third-party performance scores on environmental, social and governance (“ESG”) topics to maintain a consistent pulse on the Company’s ESG performance.
The Global Sustainability Program has played an integral role in assessing the Company’s material ESG concerns and developing the Company’s sustainability strategy, goals, and the inaugural Sustainability Report for the year ended December 31, 2021, which includes Topgolf within its scope. The Company intends to publish and make available this Sustainability Report on the Investor Relations section of the Company's website during the first half of 2022. The Global Sustainability Program has also introduced a variety of new initiatives across the Company, including: establishing a quarterly internal sustainability newsletter; enhancing sustainability content on the Company’s website; and engaging employees globally to devise new sustainability action plans for the Company’s various brands and workspaces.
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
The Company endeavors to adhere to all applicable Environmental Laws and takes action as necessary to comply with these laws. The Company maintains an environmental and safety program and employs full-time environmental, health and safety professionals at its facilities located in Carlsbad, California, Chicopee, Massachusetts and Monterrey, Mexico. The environmental and safety program includes obtaining environmental permits as required, capturing and appropriately disposing of any waste by-products, tracking hazardous waste generation and disposal, air emissions, safety situations, material safety data sheet management, storm water management and recycling, and auditing and reporting on its compliance. The Company conducts third party social, safety and environmental responsibility audits to evaluate and improve its environmental performance through its global supply chain. The audits facilitate compliance with applicable Environmental Laws and good manufacturing practices within the global supply chain. Historically, the costs of environmental compliance have not had a material adverse effect on the Company’s business. The Company believes that its operations, including Topgolf, are in substantial compliance with all applicable Environmental Laws. Due to the nature of the Company’s operations and the frequently changing nature of environmental compliance standards and technology, the Company cannot predict with certainty that future material capital or operating expenditures will not be required in order to comply with applicable Environmental Laws.
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

INFORMATION ABOUT THE COMPANY'S EXECUTIVE OFFICERS
Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held
Oliver G. Brewer III	58	President and Chief Executive Officer, Director
Brian P. Lynch	60	Executive Vice President, Chief Financial Officer
Glenn Hickey	60	Executive Vice President, Callaway Golf
Mark F. Leposky	57	Executive Vice President, Global Operations
Joe B. Flannery	50	Executive Vice President, Apparel and Soft Goods
Rebecca Fine	59	Chief People Officer
Arthur F. Starrs	45	Chief Executive Officer, Topgolf International
Oliver G. Brewer III is a Director and President and Chief Executive Officer of the Company and has served in such capacity since March 2012. Prior to the Company's merger with Topgolf, Mr. Brewer served as a Director of Topgolf since 2012, and Mr. Brewer also served on the National Golf Foundation's Board from 2014 to 2019. Before joining Callaway Golf, Mr. Brewer served as the President and Chief Executive Officer of Adams Golf, Inc. beginning in January 2002. He was President and Chief Operating Officer of Adams Golf from August 2000 to January 2002 and Senior Vice President of Sales and Marketing of Adams Golf from September 1998 to August 2000. Mr. Brewer also served on the Board of Directors of Adams Golf from 2000 until his resignation effective February 2012. Mr. Brewer has an M.B.A. from Harvard University and a B.S. in Economics from the College of William and Mary.
Brian P. Lynch is Executive Vice President and Chief Financial Officer and Chief Legal Officer of the Company and has served in such capacity, as well as the Company's Senior Vice President, Chief Financial Officer and Chief Legal Officer, since July 2017. He served as the Company’s Senior Vice President, General Counsel and Corporate Secretary commencing in June 2012 before being appointed the additional role of Interim Chief Financial Officer in April 2017 and Chief Financial Officer in July 2017. Mr. Lynch is responsible for the Company’s finance, accounting, law, information technology, corporate audit, and compliance functions. Mr. Lynch serves on the Board of Directors of the Callaway Golf Foundation. Mr. Lynch also formerly served as the Company’s Chief Ethics Officer from 2012 to 2018. Mr. Lynch first joined Callaway Golf in December 1999 as Senior Corporate Counsel and thereafter served in various other capacities, including Associate General Counsel and Corporate Secretary. Mr. Lynch received a J.D. from the University of Pittsburgh and a B.A. in Economics from Franklin and Marshall College.

Glenn Hickey is Executive Vice President, Callaway Golf and has served in such capacity since January 2019. Mr. Hickey leads the Company’s golf equipment business globally. Mr. Hickey joined Callaway Golf in 1991 and was a top-producing Inside Sales Representative for seven years prior to being promoted to Inside Sales - National Account Manager in March 1997, Regional Sales Manager - East United States in November 2002, Director of Special Markets in June 2006, Vice President, Special Markets and Mass Merchants in August 2008, and Senior Vice President, Americas Sales in July 2012. Prior to joining Callaway Golf, Mr. Hickey was a bond trader for four years in the Los Angeles and New York offices of First Interstate Bank through its transition to Wedbush Securities. He completed a Financial Analysis for Non-Financial Managers certification from the University of Chicago, Graduate School of Business. He currently serves as a board member for the San Diego Junior Golf Association. Mr. Hickey received a B.S. in Business Administration from San Diego State University.
Mark F. Leposky is Executive Vice President of Global Operations and has served in this capacity since January 2019. He served as Senior Vice President, Global Operations since April 2012. Mr. Leposky is responsible for all areas of the Company’s global operations inclusive of industrial design, development, engineering, manufacturing, supply chain planning, program management, purchasing, transportation and logistics as well as category leadership of golf accessories and the Odyssey and OGIO brands. Prior to joining Callaway, Mr. Leposky served from 2005-2011 as co-founder, President and Chief Executive Officer of Gathering Storm Holding Company, LLC/ TMAX Gear LLC (collectively, “TMAX”), which, as exclusive licensee, designed, developed, manufactured, and distributed accessory products for TaylorMade-Adidas Golf. Prior to that, Mr. Leposky served as the Chief Supply Chain Officer for Fisher Scientific International, Chief Operations Officer for TaylorMade-Adidas Golf, and senior management roles with The Coca-Cola Company and the United Parcel Service Company. Mr. Leposky began his career serving as a United States Army and Army National Guard Infantry Officer (Rank Major). Mr. Leposky received an M.B.A. from the Keller Graduate School of Management and a B.S. in Industrial Technology from Southern Illinois University.
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
Rebecca Fine joined the Company as Chief People Officer following the merger with Topgolf in March 2021, after having served as Chief People Officer for Topgolf from March 2019 to March 2021. Ms. Fine has more than 30 years of human resources and operations experience in the food and beverage industry, and is responsible for the Company’s global human resources, including human capital strategy and systems, talent acquisition and retention, learning and development, total rewards, and compliance. Prior to joining Topgolf, Ms. Fine worked as Chief Operating Officer of Millstone Capital Advisors DBA LC Restaurants from August 2016 to March 2019, as Chief Operating Officer of Honolulu Coffee Company from December 2012 to March 2019 and as Chief People Officer of Panera Bread from August 2004 to January 2012. Ms. Fine has been a member of the Board of Directors for Native Foods and Lion’s Choice since April 2018, and for the Texas Diversity Council and the National Women’s Council since August 2020. Also, Ms. Fine previously served as Chairwoman of Winning Women until March 2019. Ms. Fine attended Lindenwood University for Business and Human Resources Management and the University of Missouri, St. Louis for Industrial Psychology.
Arthur F. Starrs, III is the Chief Executive Officer of Topgolf and has served in such capacity since April 2021. Mr. Starrs is responsible for Topgolf’s global businesses, which include domestic and international Topgolf venues, Toptracer, and Topgolf Media. Prior to Topgolf, Mr. Starrs was the Global CEO of Pizza Hut, a division of Yum! Brands from July 2019 until April 2021. He was President of Pizza Hut U.S. from April 2016 to July 2019, and General Manager of Pizza Hut U.S. from October 2015 to April 2016. Prior to that, he served as Chief Financial Officer of Pizza Hut U.S. from January 2014 to October 2015 and Vice President, Finance from August 2013 to December 2013. Mr. Starrs was previously Executive Vice President and Chief Financial Officer of Rave Cinemas from March 2005 to July 2013 and began his career as a Financial Analyst and Associate at Dresdner Kleinwort Wasserstein (originally Wasserstein Perella & Co.) from September 1998 to January 2005. He previously served on the Board of Directors for Grubhub, Inc. and currently serves on the board of The First Tee of Greater Dallas. Mr. Starrs received an A.B. in Economics from Princeton University.
Information with respect to the Company’s employment agreements with its Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers will be contained in the Company’s definitive Proxy Statement in connection with the 2022 Annual Meeting of Shareholders. In addition, copies of the employment agreements for all the executive officers are included as exhibits to this report.
ACCESS TO THE SEC FILLINGS THROUGH COMPANY WEBSITE
Interested readers can access the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) through the Investor Relations section of the Company’s website at www.callawaygolf.com. These reports can be accessed free of charge from the Company’s website as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to the Commission. In addition, the Company’s Corporate Governance Guidelines, Code of Conduct and the written charters of the committees of the Board of Directors are available in the Corporate Governance portion of the Investor Relations section of the Company’s website and are available in print to any shareholder who requests a copy. We also use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The information contained on the Company’s website shall not be deemed to be incorporated into this report.
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
•The Company, including Topgolf, its franchisees and licensees, may face increased labor costs or labor shortages that could slow growth and adversely affect its business, results of operations and financial condition.
•The COVID-19 pandemic has had, and is expected to continue to have, a material and adverse effect on the Company's business, financial condition, results of operations, supply and distribution chains and ability to manage its operations.
•Unfavorable economic conditions, including as a result of the COVID-19 pandemic, inflation or otherwise, could have a negative impact on consumer discretionary spending and therefore negatively impact the Company’s results of operations, financial condition and cash flows.

•A severe or prolonged economic downturn could adversely affect the Company's customers’ financial condition, their levels of business activity and their ability to pay trade obligations.
•The Company faces intense competition in each of its markets, and if it is unable to compete effectively, it could have a material adverse effect on its business, results of operations, financial condition and growth prospects.
•The Company’s expanding apparel business, and operation of related retail locations, is subject to various risks and uncertainties, and the Company’s growth and strategic plans may not be fully realized.
•Topgolf’s growth strategy depends in part on its and its franchisees’ ability to open new venues in existing and new markets.
•The Company may be unable to successfully manage the frequent introduction of new products that satisfy changing consumer preferences.
•The Company’s soft goods and apparel and Topgolf venues businesses face risks associated with changed consumer tastes and preferences and fashion trends.
•The Company’s business depends on strong brands and related reputations, and if the Company is not able to maintain and enhance the Company’s brands or preserve its strong reputation, including as a result of actions taken by franchisees and licensees , its sales may be adversely affected.
•The Company’s business and operating results are subject to seasonal fluctuations, which could result in fluctuations in its operating results and stock price.
•The Company’s sales and business could be materially and adversely affected if professional athletes, celebrities and other endorsers do not endorse or use the Company’s products.
•Any significant changes in U.S. trade or other policies that restrict imports or increase import tariffs could have a material adverse effect on the Company’s results of operations.

Risks Related to Operations, Manufacturing, and Technology
•The Company has significant international operations and is exposed to risks associated with doing business globally.
•Any difficulties from strategic acquisitions that the Company pursues or consummates, including its recent acquisition of Topgolf, could adversely affect its business, financial condition and results of operations.
•If the Company inaccurately forecasts demand for its products, it may manufacture either insufficient or excess quantities, which, in either case, could adversely affect its financial performance.
•The Company’s expanding international operations could be harmed if it fails to successfully transition its business processes on a global scale.
•Instances of food-borne illness and outbreaks of disease could negatively impact Topgolf’s business.
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
Risks Related to Tax and Financial Matters
•Changes in tax law and unanticipated tax liabilities could adversely affect the Company’s effective income tax rate and profitability.
•The Company’s ability to utilize all or a portion of its U.S. deferred tax assets may be subject to limitations.
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
The Company generates a substantial portion of its revenues from the sale of golf-related products, including golf clubs, golf balls and golf accessories. In addition, the Company generates substantial revenues from the sale of golf-related soft goods, including apparel, gear and other accessories. The demand for golf-related products in general, and golf balls in particular, as well as the demand for golf-related soft goods, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. If golf participation decreases or the number of rounds of golf played decreases, sales of the Company’s products may be adversely affected. In the future, the overall dollar volume of the market for golf-related products may not grow or may decline. Further, the Company generates substantial revenues from its Topgolf business. The demand for golf and overall popularity of the sport, including through increased off-course golf participation, is tangentially related to overall guest traffic and spending at each of the Topgolf venues, and therefore could adversely affect Topgolf sales.
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
The Company, including Topgolf, its franchisees and licensees, may face increased labor costs or labor shortages that could slow growth and adversely affect its business, results of operations and financial condition.
Labor is a significant component in the cost of operating the business of the Company, and a primary component in operating the business of Topgolf and its franchisees and licensees. If the Company faces labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, the impact of the ongoing COVID-19 pandemic or other pandemics, increases in the federally-mandated or state-mandated minimum wage, changes in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), the Company’s operating expenses could increase and its growth could be adversely affected.

In particular, Topgolf has a substantial number of employee associates (“Associates”) who are paid wage rates at or based on the applicable federal or state minimum wage, and increases in the applicable minimum wage will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal or state level. As federal, state or other applicable minimum wage rates increase, the Company may be required to increase not only the wage rates of minimum wage Associates or other employees, but also the wages paid to other hourly employees. It may not be possible to increase prices in order to pass future increased labor costs on to customers, in which case the Company’s margins would be negatively affected. At Topgolf, reduced margins could make it more difficult to attract new franchisees and licensees and to retain existing franchisee and licensee relationships. If the Company is able to increase prices to cover increased labor costs, the higher prices could result in lower participation and therefore lower revenues, which may also reduce margins, as well as the fees received from Topgolf’s franchisees and licensees.
Furthermore, the successful operation of the Company’s business depends upon its ability to attract, motivate and retain a sufficient number of qualified executives, managers and skilled employees. From time to time, there may be a shortage of skilled labor in certain of the communities in which the Company operates, including where its Topgolf venues are located. Shortages of skilled labor may make it increasingly difficult and expensive to attract, train and retain the services of a satisfactory number of qualified employees, which, with respect to Topgolf, could delay the planned openings of new Company-operated and franchised venues and adversely impact the operations and profitability of existing venues. Furthermore, competition for qualified employees, particularly in markets where such shortages exist, could require the Company to pay higher wages, which could result in higher labor costs. In particular, Topgolf experiences competition to attract and retain skilled game developers and content creators is intense, and failure to do so may delay the implementation of Topgolf’s business strategy and growth plans. Companies in the Company’s industry have also historically experienced relatively high turnover rates, which may also result in higher labor costs. Accordingly, if the Company is unable to recruit and retain sufficiently qualified individuals, its business, results of operations, financial condition and growth prospects could be materially and adversely affected.
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
The outbreak of COVID-19 has created considerable instability and disruption in the U.S. and world economies. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and domestic and international governmental authorities around the world have issued orders, mandates, decrees and directives (collectively, “COVID Orders”), including travel restrictions, “stay-at home” orders and “social distancing” measures and business shutdowns. These measures have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of the Company's markets.
With respect to the Topgolf business, for example, statewide executive orders were issued in Texas and Florida, where Topgolf operates a significant portion of its venues, and other states in which Topgolf operates venues, ordering the closure of non-essential business establishments, mandating or recommending that residents “stay at home” other than in the case of limited exceptions, imposing curfews, suspending alcohol sales for certain establishments, limiting occupancy, ordering the implementation of strict social distancing measures in business establishments and mandating health screens and face coverings for Associates and customers and imposed heightened cleanliness standards, including cleaning and disinfecting golf clubs, golf balls, game screens and other frequently touched bay surfaces between each group of guests, which has had a material adverse impact on Topgolf’s business throughout 2020 and 2021. Further, Topgolf enacted various measures to reduce cash expenses to weather its temporary venue closures, including (i) suspension of non-essential capital expenditures, including the suspension of construction of future venues for a period of time, (ii) execution of substantial reductions in expenses, including furlough or lay-off of a significant number of Associates, (iii) temporary salary reductions for certain Associates, including executive officers, (iv) extension of payment terms with Topgolf’s vendors and (v) negotiation of rent deferrals for a portion of Topgolf’s leases. Although currently all Topgolf venues have been re-opened, there can be no assurance that additional closures or re-closures will not be mandated in the future. Even with respect to venues that may remain open, a number of its venues have reduced operating hours and foot traffic at Topgolf’s venues has not returned to pre-pandemic levels, and Topgolf has reduced headcount at its offices in response to these changes. Additionally, as a result of COVID Orders, Topgolf has been limited in its ability to host large group events in certain jurisdictions, which has resulted in a reduction of revenue from such events per past practice. Topgolf expects that occupancy limits imposed under COVID Orders and a shift in consumer demand away from out-of-home entertainment will result in lower guest traffic at venues and continue to negatively impact revenues, and that it will incur additional costs to ensure compliance with safety measures at venues, including mandatory measures under applicable COVID Orders as well as voluntary measures to enhance safety for guests and Associates. In addition, Topgolf may face difficulties in maintaining adequate staffing at venues due to illness, difficulty in recalling Associates that may be furloughed if venues are required to temporarily close again or a reduction in Associates willing to work in public gathering places. As a result, its business, operating results and financial condition have been, and will continue to be, materially and adversely affected. The ongoing COVID-19 pandemic and restrictions under COVID Orders could also delay construction of new venues, present difficulties in staffing venues and result in supply chain interruptions, including for manufactured components for the Toptracer Range system, which may materially adversely affect Topgolf’s ability to implement growth plans. Future outbreaks of other diseases such as avian flu, sudden acute respiratory syndrome (also known as SARS), swine flu or influenza may similarly impact Topgolf.
In addition, the COVID-19 pandemic has caused significant disruption in the Company’s supply and distribution chains for its golf equipment, apparel and other products sold globally, and resulted in temporary closures of its corporate offices and retail stores around the world. A majority of the Company's employees in the United States and Europe are continuing to work from home. Additionally, the COVID-19 pandemic has resulted in the cancellation of golf tournaments, restrictions on attendance at golf tournaments and related events, closures of golf courses and a significant decrease in demand for consumer products, including the Company's golf equipment, apparel and other products.
Further, the Company has been, and will continue to be, negatively impacted by the heightened governmental regulations and travel advisories, recommendations by the U.S. Department of State, the Centers for Disease Control and Prevention and similar foreign authorities, and travel bans and restrictions, each of which has significantly impacted, and is expected to continue to significantly impact, travel of customers to its retail locations and to Topgolf’s domestic and international venues. Topgolf, in particular, cannot predict how quickly customers will return to its venues, which may be affected by continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including high unemployment.
The Company is unable to accurately predict the impact that the COVID-19 pandemic and the resulting disruptions will have on its operations going forward due to the currently unknowable duration, scope and severity of the COVID-19 pandemic and the timing and effectiveness of vaccine distribution. Also, the Company is unable to accurately predict the impact of the ongoing governmental regulations that have been imposed or new regulations that may be imposed in response to the pandemic. To date, such disruptions have resulted in, among other things, production delays and closures of the Company's manufacturing facilities, retail locations and warehouses, any or all of which could materially and adversely affect its supply and distribution chains and ability to manage its operations. The Company has also experienced staffing shortages as a result of remote working requirements or otherwise. Although certain aspects of the Company's business have improved and net revenues increased during 2021 as compared to 2020, the Company expects to continue to be impacted by the instability and disruption in global economic and market conditions, and the related decreases in customer demand and spending. Demand for the Company’s products and services may weaken for a significant length of time and the Company cannot predict if and when such demand will return to pre-outbreak demand. To the extent that third parties on whom the Company relies for revenue, including, among others, its customers and licensees, are negatively impacted by COVID-19, such third parties may be unwilling or unable to make payments otherwise due to the Company on a timely basis, or at all. In the event of a nonpayment, default or bankruptcy by such third party, the Company’s cash flows may be adversely impacted, costs may be incurred to protect its contractual rights, and the Company may be unable to recognize the revenue that the Company otherwise expected to receive from such third party.
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
To the extent the COVID-19 pandemic adversely affects the Company's business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, including, without limitation, risks relating to changes in demand for the Company's products or the supply of the components and materials used to make its products, level of indebtedness, need to generate sufficient cash flows to service the Company’s indebtedness, ability to comply with the obligations and financial covenants contained in the Company’s existing credit facilities, availability of adequate capital, the ability to execute the Company's strategic plans, U.S. trade, tax or other policies that restrict imports or increase import tariffs, ability to successfully operate its expanding retail stores and venues, and regulatory restrictions. In addition, if in the future there is a further outbreak of COVID-19 or a variation thereof, or an outbreak of another highly infectious or contagious disease or other health concern, the Company may be subject to similar risks as posed by COVID-19.
Unfavorable economic conditions, including as a result of the COVID-19 pandemic, inflation or otherwise, could have a negative impact on consumer discretionary spending and therefore negatively impact the Company’s results of operations, financial condition and cash flows.
The Company’s golf-related products are recreational in nature and are therefore discretionary purchases for consumers. In addition, the Topgolf venues business is dependent upon consumer and corporate discretionary spending on leisure and entertainment based offerings. Consumers are generally more willing to make discretionary purchases of golf products and to spend on leisure and out-of-home entertainment during favorable economic conditions and when consumers are feeling confident and prosperous. The Company’s soft goods and apparel products are similarly dependent on consumer discretionary spending and retail traffic patterns. In particular, the Company’s recently acquired outdoor apparel, gear and accessories brands are premium in nature and, therefore, the purchasing patterns of consumers can vary year to year. The recently acquired Topgolf venues business offers a leading technology-enabled golf entertainment option for consumers, with an innovative platform that comprises its state-of-the-art open-air golf and entertainment venues. The demand for these entertainment and recreational activities is highly sensitive to downturns in the economy and the corresponding impact on discretionary consumer spending. Any actual or perceived deterioration or weakness in general, regional or local economic conditions, unemployment levels, the job or housing markets, consumer debt levels or consumer confidence, as well as other adverse economic or market conditions due to COVID-19, inflation, or otherwise may lead to customers having less discretionary income to spend on entertainment and recreational activities, and may result in significant fluctuations and spending patterns year to year. Discretionary spending is also affected by many other factors, including general business conditions, interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. Purchases of the Company’s products and services could decline during periods when disposable income is lower, or during periods of actual or perceived unfavorable economic conditions, including as a result of the COVID-19 pandemic. A significant or prolonged decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect consumer discretionary spending, whether in the United States or in the Company’s international markets, could result in reduced sales of the Company’s products and reduce demand and spending on the Company’s entertainment offerings, including Topgolf, which in turn would have a negative impact on the Company’s results of operations, financial condition and cash flows.
A severe or prolonged economic downturn could adversely affect the Company's customers’ financial condition, their levels of business activity and their ability to pay trade obligations.
The Company primarily sells its golf and apparel products to retailers directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. However, a severe or prolonged downturn in the general economy could adversely affect the retail market which in turn, would negatively impact the liquidity and cash flows of the Company's customers, including the ability of such customers to obtain credit to finance purchases of the Company's products and to pay their trade obligations. In addition, as a result of COVID-19 related restrictions or public safety measures, many retail stores have been and may continue to operate in a more limited capacity, which could result in fewer consumers purchasing our products. This could result in increased delinquent or uncollectible accounts for some of the Company’s customers. A failure by the Company’s customers to pay on a timely basis a significant portion of outstanding account receivable balances would adversely impact the Company’s results of operations, financial condition and cash flows.
The Company faces intense competition in each of its markets, and if it is unable to compete effectively, it could have a material adverse effect on its business, results of operations, financial condition and growth prospects.
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
With respect to golf ball sales, the Company’s competitors continue to incur significant costs in the areas of advertising, tour and other promotional support. The Company believes that to be competitive, the Company also needs to continue to incur significant expenses in tour, advertising and promotional support. In addition, the Company has invested, and may continue to invest in the future, significant capital into upgrades to its manufacturing and assembly facilities, including its golf ball manufacturing facility in Chicopee, Massachusetts, to remain on the forefront of technological and competitive innovation. Unless there is a change in competitive conditions, these competitive pressures and increased costs will continue to adversely affect the profitability of the Company’s golf equipment business.
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
Topgolf. The Topgolf business operates primarily in the consumer entertainment industry, which remains highly competitive. Consumers today have a wide variety of options when deciding how to spend their leisure time and discretionary entertainment dollars. Topgolf’s venues compete for consumers’ time and discretionary entertainment dollars against a broad range of other out-of-home entertainment options, as well as increasingly sophisticated forms of home-based entertainment. Other out-of-home entertainment options against which Topgolf competes include other dining and entertainment venues, sports activity centers, traditional driving ranges and other establishments offering simulated golf or multi-sport experiences (including Toptracer Range and Full Swing licensees), arcades and entertainment centers, movie theaters, sporting events, bowling alleys, nightclubs, casinos, bars and restaurants. In many cases, these businesses, or the entities operating them, are larger and have significantly greater financial resources and name recognition, longer operating histories, and concepts with which consumers may be more familiar, and are better established in the markets where venues are located or are planned to be located. As a result, these competitors may be able to invest greater resources or implement more aggressive strategies to attract consumers, including with respect to pricing, and, accordingly, may succeed in attracting those who would otherwise come to Topgolf’s venues. Home-based entertainment options against which Topgolf’s venues compete include internet and video gaming, as well as movies, television and other on-demand content from streaming services. Further, in some cases consumer demand has shifted towards home-based entertainment options and away from out-of-home entertainment, including Topgolf’s products and services, as a result of the impact of the ongoing COVID-19 pandemic and related COVID Orders, which may result in greater competition from home-based entertainment options in the future. The failure of Topgolf’s venues to compete favorably against these other out-of-home and home-based entertainment options could have a material adverse effect on Topgolf’s business, results of operations and financial condition.
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
The Company has been expanding its focus over the last several years to include soft goods and apparel, in addition to its core golf business, primarily through the acquisitions of OGIO and TravisMathew in 2017 and Jack Wolfskin in 2019. Jack Wolfskin is an international, premium outdoor apparel, footwear and equipment brand, and it designs products targeted at the active outdoor and urban outdoor customer categories. The scale and global scope of Jack Wolfskin involves various risks and uncertainties described throughout this Annual Report on Form 10-K, including in this “Risk Factors” section, as well as the following:
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
Additionally, as a result of the Company’s golf apparel joint venture in Japan in July 2016 and the acquisitions of TravisMathew in August 2017 and Jack Wolfskin in January 2019, the Company now maintains over 150 retail locations around the world. The Company’s retail operations are subject to various factors that pose risks and uncertainties and which could adversely impact the Company’s financial condition and operating results. Such factors include, but are not limited to, macro-economic factors that could have an adverse effect on retail activity generally; the Company’s ability to successfully manage retail operations and a disparate retail workforce across various jurisdictions; the Company's ability to successfully open and maintain new retail stores in new markets; governmental restrictions or public safety measures put in place as a result of the COVID-19 pandemic, resulting in such retail stores operating in a more limited capacity and with fewer in-person customers; to manage costs associated with retail store operations and fluctuations in the value of retail inventory; to manage relationships with existing retail partners; and to obtain and renew leases in quality retail locations at a reasonable cost and on reasonable and customary terms.
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
The Company has recently entered into the consumer entertainment industry with its acquisition of Topgolf in 2021. A key element of Topgolf’s growth strategy is to open additional venues in locations that it believes will provide attractive unit economics and returns on investment. As of December 31, 2021, Topgolf had 67 venues operating in the United States with an additional eight venues under construction, three Company-operated venues in the United Kingdom and three franchised venues (Australia, Mexico and United Arab Emirates), one Company-operated venue under construction in the United Kingdom and one franchised venue under construction in Germany. The Company plans to open additional new venues across flexible venue formats in the years to come. In addition, Topgolf has signed development agreements with various partners to open additional franchised venues in countries across the world. In response to the ongoing COVID-19 pandemic, Topgolf suspended construction on certain venues and temporarily paused negotiations on new leases and purchase agreements. Further, construction on future venues could be delayed by additional COVID Orders, reduced availability of labor and supply chain interruptions. As a result, some of the projects in Topgolf’s development pipeline may not be completed on the anticipated timeline, or at all, and new projects may not continue to enter Topgolf’s pipeline at the same rate as in the past.
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
There can be no guarantee that a sufficient number of suitable Topgolf venue sites will be available in desirable areas or on terms that are acceptable to Topgolf in order to achieve its growth plan, or that Topgolf will be successful in addressing the other risks inherent in its business that will allow it to open new venues in a timely and cost-effective manner or at all. If Topgolf is unable to open new venues, or if venue openings are significantly delayed or face other obstacles, the Company’s revenues could be adversely affected and its business negatively impacted. New Topgolf venues, once opened, may not be profitable or may close, which would adversely affect the Topgolf business as well the Company’s business, financial condition and results of operations and ability to execute its growth strategy.
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
The Company’s main golf equipment products, like those of its competitors, generally have life cycles of two years to three years, with sales occurring at a much higher rate in the first year than in the second. Factors driving these short product life cycles include the rapid introduction of competitive products and consumer demands for the latest technology. In this marketplace, a substantial portion of the Company’s annual revenues is generated each year by products that are in their first year of their product life cycle.
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
The Company’s soft goods and apparel and Topgolf venues businesses face risks associated with changed consumer tastes and preferences and fashion trends.
The Company’s expanding apparel business and its Topgolf venues business are subject to pressures from changing consumer tastes and preferences on a global level and, as a result, the Company is dependent on its ability to timely introduce products and services that anticipate and/or satisfy such preferences.
With respect to Topgolf, consumer and corporate discretionary spending on entertainment and leisure is affected by consumer tastes and preferences, which are subject to change, and there can be no guarantee that golf-oriented entertainment will continue to appeal to consumers, particularly given the recent shift in consumer spending away from out-of-home entertainment in light of the ongoing COVID-19 pandemic. Any decline in guest traffic and/or guest spending in Topgolf’s venues, whether resulting from unfavorable economic conditions or changes in consumer preferences, will reduce revenue in Topgolf’s venues business, impair the value of Topgolf’s brand and impact Topgolf’s ability to attract new franchisees, licensees and commercial partners and generate sponsorship revenue, all of which could have a material adverse effect on Topgolf’s business, results of operations, financial condition and growth prospects.
With respect to the Company’s soft goods and apparel business, changes in consumer preferences, consumer purchasing behavior, consumer interest in recreational or other outdoor activities, and fashion trends could have a significant effect on the Company's sales. The Company’s success depends on its ability to identify and originate product trends as well as to anticipate, gauge and react to changing consumer demands and buying patterns in a timely manner. However, significant lead times for many of the Company’s products, including the OGIO, TravisMathew and Jack Wolfskin-branded products, may make it more difficult for the Company to respond rapidly to new or changing product trends or consumer preferences. All of the Company’s products are subject to changing consumer preferences that cannot be predicted with certainty. The Company’s new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of lifestyle products or away from these types of products altogether, and its future success depends in part on its ability to anticipate and respond to these changes. In addition, decisions about product designs often are made far in advance of consumer acceptance. If the Company or its customers fail to anticipate and respond to consumer preferences or fail to respond in a timely manner or if the Company or its customers are unable to effectively navigate a transforming retail marketplace, the Company could suffer reputational damage to its products and brands and it may experience lower sales, excess inventories and lower profit margins in current and future periods, any of which could materially adversely affect the Company’s business, financial condition and results of operations.
The Company’s golf equipment business and its apparel, gear and other business has a concentrated customer base. The loss of one or more of the Company’s top customers could have a significant effect on the Company’s sales.
On a consolidated basis, no single customer accounted for more than 10% of the Company’s consolidated revenues in 2021, 2020 or 2019. The Company's top five customers accounted for approximately 13% of the Company's consolidated revenues in 2021, 20% in 2020, and 18% in 2019.
The Company's top five customers specific to each operating segment represented the following as a percentage of each segment's total net revenues:
•Golf Equipment customers accounted for approximately 24%, 25% and 23% of total consolidated Golf Equipment sales in 2021, 2020, and 2019, respectively; and
•Apparel, Gear and Other customers accounted for approximately 17%, 12% and 11% of total consolidated Apparel, Gear and Other sales in 2021, 2020, and 2019, respectively.
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
The Company’s business depends on strong brands and related reputations, and if the Company is not able to maintain and enhance the Company’s brands or preserve its strong reputation, including as a result of actions taken by franchisees and licensees, its sales may be adversely affected.
The Company’s brands have worldwide recognition, and the Company’s success depends in large part on its ability to maintain and enhance its brand image and reputation. Maintaining, promoting and enhancing the Company’s brands may require the Company to make substantial investments in areas such as product innovation, product quality, intellectual property protection, marketing and employee training, and these investments may not have the desired impact on the Company’s brand image and reputation. The Company’s business could be adversely impacted if the Company fails to achieve any of these objectives or if the reputation or image of any of the Company’s brands is tarnished or receives negative publicity. In particular, Topgolf’s ability to generate customer loyalty and attract and retain additional franchisees, licensees and commercial partners depends, to a large extent, on the strength of its brand and reputation. Any incident that erodes Topgolf’s public image or brand integrity, including as a result of actions by franchisees and licensees, could significantly impair the value of its brand and Topgolf’s ability to generate revenue.
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
In addition, there has been a marked increase in the use of social media platforms and other forms of internet-based communications that provide individuals and businesses with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate, as is its potential impact to affected individuals and businesses. Many social media platforms immediately publish the content posted by their subscribers and participants, often without filters or checks on the accuracy of the content posted. Accordingly, the use of social media vehicles by the Company, and in particular within the Topgolf business and its customers, Associates, franchisees, licensees or other third parties could increase costs, lead to litigation or result in negative publicity that could damage the Company’s and Topgolf’s brand or reputation and have a material adverse effect on its business, financial condition and results of operations.
International political instability and terrorist activities may decrease demand for the Company’s products and disrupt its business.
Terrorist activities and armed conflicts, including any escalation of hostility arising out of the conflict between Russia and the Ukraine, could have an adverse effect on the United States or worldwide economy and could cause decreased demand for the Company’s products as consumers’ attention and interests are diverted from golf and become focused on issues relating to these events. If such events disrupt domestic or international air, ground or sea shipments, or the operation of the Company’s manufacturing facilities, the Company’s ability to obtain the materials and components necessary to manufacture its products and to deliver customer orders would be harmed, which would have a significant adverse effect on the Company’s results of operations, financial condition and cash flows. Such events can also negatively impact tourism, which could adversely affect the Company’s sales to retailers at resorts and other vacation destinations. In addition, the occurrence of political instability and/or terrorist activities generally restricts travel to and from the affected areas, making it more difficult in general to manage the Company’s international operations. In particular, escalating tensions between Russia and Ukraine and any military incursion by Russia into Ukraine could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects our business.
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
The Company’s business is subject to both seasonal and non-seasonal fluctuations. In the golf equipment businesses, the Company’s first-quarter sales generally represent the Company’s sell-in to the golf retail channel of its golf club products for the new golf season. The Company’s second and third-quarter sales generally represent reorder business for golf clubs. Sales of golf clubs during the second and third quarters are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of products by the Company’s competitors. Retailers are sometimes reluctant to reorder the Company’s products in significant quantities when they already have excess inventory of products of the Company or its competitors. The Company’s sales of golf balls are generally associated with the level of rounds played in the areas where the Company’s products are sold. Therefore, golf ball sales tend to be greater in the second and third quarters, when the weather is good in most of the Company’s key regions and the number of rounds played increase. Golf ball sales are also stimulated by product introductions as the retail channel takes on initial supplies. Like those of golf clubs, reorders of golf balls depend on the rate of sell-through. The Company’s golf-related sales during the fourth quarter are generally significantly less than those of the other quarters because in many of the Company’s key regions fewer people are playing golf during that time of year due to cold weather. Furthermore, the Company generally announces its new golf product line in the fourth quarter to allow retailers to plan for the new golf season. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect on sales of the Company’s current products or result in closeout sales at reduced prices.
In addition, due to the seasonality of the Company’s business, the Company’s business can be significantly adversely affected by unusual or severe weather conditions and by severe weather conditions caused by climate change. Unfavorable weather conditions generally result in fewer golf rounds played, which generally results in reduced demand for all golf products, and in particular, golf balls. Furthermore, catastrophic storms can negatively affect golf rounds played both during the storms and afterward, as storm damaged golf courses are repaired and golfers focus on repairing the damage to their homes, businesses and communities. With respect to the Topgolf business, historically Topgolf venues have increased guest traffic and spending during spring and summer months, as compared to months experiencing adverse weather conditions. Consequently, sustained adverse weather conditions could materially affect the Company’s sales across its different business lines.
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
The Company’s Topgolf business is similarly expected to experience stronger revenue at different times of the year as a result of both seasonal and non-seasonal fluctuations. Historically, Topgolf’s venues experience nominally higher second and third quarter revenue associated with the spring and summer. First and fourth quarters have historically had lower revenue at venues as compared to the other quarters due to cooler temperatures. Seasonality is likely to continue to be a factor in the quarterly results related to the Topgolf segment and, as a result, factors affecting peak seasons at Topgolf’s venues, such as adverse weather, could have a disproportionate effect on operating results. Topgolf’s operating results also fluctuate significantly quarter to quarter and year to year due to non-seasonal factors. For example, poor results of operations at one or a limited number of venues could significantly affect overall profitability. Additionally, the timing of new venue openings and the timing of Toptracer Range installations may result in significant fluctuations in quarterly performance. Due to the substantial up-front financial requirements to open new venues, the investment risk related to any single venue is much larger than that associated with many other entertainment venues. Topgolf typically incurs a majority of pre-opening costs for a new Company-operated venue within three months of the venue opening.
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
The Company’s sales and business could be materially and adversely affected if professional athletes, celebrities and other endorsers do not endorse or use the Company’s products.
The Company establishes relationships with professional athletes, celebrities and other endorsers in order to evaluate and promote Callaway Golf, Odyssey, OGIO and TravisMathew branded products and its Topgolf business. The Company has entered into endorsement arrangements with members of the various professional tours, including the Champions Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour and the Korn Ferry Tour, and other celebrities. While most endorsers fulfill their contractual obligations, some have been known to stop using a sponsor’s products despite contractual commitments. If certain of the Company’s endorsers were to stop using the Company’s products contrary to their endorsement agreements, or if any such endorser is or becomes the subject of negative publicity, the Company’s business could be adversely affected in a material way by the negative publicity or lack of endorsement.
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
A significant amount of the Company’s products are manufactured in Mexico, China, Vietnam and Bangladesh and other regions outside of the United States. In recent years, the U.S. government has implemented substantial changes to U.S. trade policies, including import restrictions, increased import tariffs and changes in U.S. participation in multilateral trade agreements, such as the United States-Mexico-Canada Agreement to replace the former North American Free Trade Agreement. The U.S. government has assessed supplemental tariffs on certain goods imported from China, resulting in China's assessment of retaliatory tariffs on certain imports of U.S. goods into China. In addition, the United States has assessed or proposed supplemental tariffs and quantitative restrictions on U.S. imports of certain products from other countries as well. U.S. trade policy continues to evolve in this regard. Such changes could prevent or make it difficult or more expensive for the Company to obtain the components needed for new products, which could affect the Company’s sales. The recent increase in import tariffs impacted the Company's business in 2020 and 2021, and it could continue to impact the Company's business in 2022. Further tariff increases could require the Company to increase its prices, which likely would decrease customer demand for its products. Retaliatory tariff and trade measures imposed by other countries could affect the Company’s ability to export products and therefore adversely affect its sales. Any significant changes in current U.S. trade or other policies that restrict imports or increase import tariffs could have a material adverse effect upon the Company’s results of operations.

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
Risks Related to Operations, Manufacturing, and Technology
The Company has significant international operations and is exposed to risks associated with doing business globally
The Company sells and distributes its products directly in many key international markets in Europe, Asia, North America and elsewhere around the world. The Company also operates various international venues through the Topgolf business. These activities have resulted and will continue to result in investments in inventory, accounts receivable, employees, corporate infrastructure and facilities. In addition, there are a limited number of suppliers of golf club components in the United States, and the Company is dependent on suppliers and vendors located outside of the United States. The operation of foreign distribution in the Company’s international markets, as well as the management of relationships with international suppliers and vendors, will continue to require the dedication of management and other Company resources. The Company manufactures most of its products outside of the United States.
With respect to the Topgolf business, as of December 31, 2021, Topgolf had three company-operated venues and three franchised venues located outside the United States. In addition, Topgolf had over 300 licensees operating over 7,500 Toptracer Range bays outside the United States. Topgolf also uses third-party manufacturers in Taiwan and China to produce the RFID-enabled golf balls and golf clubs used in its venues, and sources certain of the components used in the Toptracer business line from third-party suppliers located in Germany, Taiwan and the United Kingdom.
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
•Increased difficulty in ensuring compliance by employees, agents and contractors with the Company’s policies as well as with the laws of multiple jurisdictions, including but not limited to the U.S. Foreign Corrupt Practices Act (the “FCPA”), local international environmental, health and safety laws, and increasingly complex regulations relating to the conduct of international commerce, including import/export laws and regulations, economic sanctions laws and regulations and trade controls;
•changes in international labor costs and other costs of doing business internationally;
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
A significant portion of the Company’s purchases and sales is international. In 2021, more than half of the Company's sales occurred outside of the United States. As a result, the Company conducts transactions in various currencies worldwide. The Company expects its international business, and the number of transactions that it conducts in foreign currencies, to continue to expand. Conducting business in such currencies exposes the Company to fluctuations in foreign currency exchange rates relative to the U.S. dollar.
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
Any difficulties from strategic acquisitions that the Company pursues or consummates, including its recent acquisition of Topgolf, could adversely affect its business, financial condition and results of operations.
The Company may acquire companies, businesses and products that complement or augment its existing business. For example, in 2021, the Company completed the acquisition of Topgolf. The Company may not be able to integrate this business or any other business that it may acquire in the future successfully or operate such acquired business profitably. Integrating any newly acquired business, including Topgolf, is typically expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than predicted. The diversion of management’s attention and any delay or difficulties encountered in connection with any such acquisitions could result in the disruption of on-going business or inconsistencies in standards and controls that could negatively affect the Company’s ability to maintain third-party relationships. Moreover, the Company may need to raise additional funds through public or private debt or equity financing, or issue additional shares, to continue operating the Topgolf business, which may result in dilution for stockholders or the incurrence of indebtedness.
As part of the Company’s efforts to acquire companies, businesses or products or to enter into other significant transactions, including Topgolf, the Company conducts business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite the Company’s efforts, the Company ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. If the Company fails to realize the expected benefits from previous acquisitions or other acquisitions it may consummate in the future, whether as a result of unidentified risks, integration difficulties, complexities associated with managing the combined business, performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the transaction and integrating the companies’ operations,

COVID-19-related disruptions, litigation with current or former employees and other events, the Company’s business, financial condition and results of operations could be adversely affected.
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
The Company may not be able to obtain and maintain licenses and permits necessary to operate its Topgolf business and its venues in compliance with applicable laws, regulations and other requirements, which could adversely affect its business, results of operations and financial condition.
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
The Company is dependent on a limited number of suppliers for its clubheads and shafts, some of which are single sourced. Furthermore, some of the Company’s products require specially developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. In addition, many of the Company’s suppliers may not be well capitalized and prolonged unfavorable economic conditions could increase the risk that they will go out of business. If current suppliers are unable to deliver clubheads, shafts or other components, or if the Company is required to transition to other suppliers, the Company could experience significant production delays or disruption to its business. The Company also depends on a single or a limited number of suppliers for the materials it uses to make its golf balls. Many of these materials are customized for the Company. Any delay or interruption in such supplies could have a material adverse impact on the Company’s golf ball business. If the Company experiences any such delays or interruptions, the Company may not be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to its business.
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
The Company uses United Parcel Service (“UPS”) for substantially all ground shipments of products to its U.S. customers. The Company uses air carriers and ocean shipping services for most of its international shipments of products. Furthermore, many of the components the Company uses to build its golf clubs, including clubheads and shafts, are shipped to the Company via air carrier and ship services. During the year ended December 31, 2021, international shipping to the United States was disrupted and delayed due to congestion in west coast ports. If there is any continued or additional significant interruption in service by such providers or at airports or shipping ports, the Company may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver its products or components in a timely and cost-efficient manner. As a result, the Company could experience manufacturing delays, increased manufacturing and shipping costs and lost sales as a result of missed delivery deadlines and product demand cycles. Any significant interruption in UPS services, air carrier services, ship services or at airports or shipping ports could have a material adverse effect on the Company’s business. Furthermore, if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing, the Company’s operating results could be materially adversely affected.

Instances of food-borne illness and outbreaks of disease could negatively impact Topgolf’s business.
Incidents or reports of food-borne or water-borne illness or other food safety issues, food contamination or tampering, Associate hygiene and cleanliness failures or improper Associate conduct at venues could lead to product liability or other claims or poor health inspection scores. Such incidents or reports could negatively affect Topgolf’s brand and reputation as well as its business, revenues and profits regardless of whether the allegations are valid or whether Topgolf is held to be responsible. Similar incidents or reports occurring at franchisees’ or licensees’ businesses or other businesses unrelated to Topgolf could likewise create negative publicity, which could negatively impact consumer behavior towards Topgolf.
There can be no guarantee that Topgolf’s internal policies and training will be fully effective in preventing all food-borne illnesses at its venues. In addition, because Topgolf does not control the day-to-day operations of franchisees and licensees, there can be no guarantee that franchisees and licensees will implement appropriate internal policies and training intended to prevent food-borne illnesses, that their employees will follow such policies and training or that such policies and training will be effective even if complied with. Furthermore, Topgolf’s reliance, and the reliance by any franchisees or licensees, on third-party food processors, distributors and suppliers makes it difficult to monitor food safety compliance and may increase the risk that food-borne illness would affect multiple locations rather than a single venue. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of Topgolf’s control. New illnesses resistant to Topgolf’s current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of the Company-operated or franchised venues, or poor health inspection scores, if highly publicized, could negatively affect revenues at all of Topgolf’s venues by changing consumers’ perceptions of Topgolf’s venues and the food that it offers, negatively impacting demand for menu offerings and reducing guest visits at venues. This risk is particularly great with respect to franchised venues given Topgolf’s limited oversight, and exists even if it were later determined that the illness was wrongly attributed to a company- or a franchisee-operated venue. There is also a risk that instances of food-borne illness at a licensee’s businesses could be improperly attributed to Topgolf. Additionally, even if food-borne illnesses were not identified at or otherwise attributed to a Topgolf venue, Topgolf’s revenue could be adversely affected if instances of food-borne illnesses at other businesses were highly publicized. A number of companies have experienced incidents related to food-borne illnesses that have had material adverse effects on their business, operations and financial condition, and there can be no assurance that Topgolf could avoid a similar impact if such an incident were to occur at one or more of venues.
Guest complaints, litigation on behalf of guests or Associates or other proceedings may adversely affect Topgolf’s business, results of operations and financial condition.
Topgolf may be adversely affected by legal or governmental proceedings brought by or on behalf of guests, Associates, suppliers, commercial partners, franchisees, licensees or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of such proceedings, particularly class actions and regulatory actions, is difficult to assess or quantify. In recent years, a number of companies in Topgolf’s industry and adjacent industries have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and a number of these lawsuits have resulted in the payment of substantial damages by the defendants. Topgolf could also face potential liability if it is found to have misclassified certain Associates as exempt from the overtime requirements of the federal Fair Labor Standards Act and state labor laws, or if it is found to have failed to provide or continue health insurance or benefits to Associates in violation of the Employee Retirement Income Security Act or the PPACA of 2010. Lastly, Topgolf faces potential liability if it is found to have failed to comply with data privacy laws relating to the collection of data about Associates/employees, such as use of biometric information under state biometric information statutes. Topgolf has had, from time to time, such lawsuits pending, and there can be no guarantee that Topgolf will not be named in any such lawsuit in the future or that Topgolf will not be required to pay substantial expenses and/or damages at the conclusion of such future lawsuits.
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
The costs and availability of finished products, product components and raw materials could affect the Company’s operating results.
The costs and availability of the finished products, product components and raw materials needed in the Company’s products can be volatile as a result of numerous factors, including general, domestic, and international economic conditions; labor costs; production levels; competition; consumer demand; import duties; tariffs; and currency exchange rates. This volatility can significantly affect the availability and cost of these items for us which could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
The Topgolf venues business is susceptible to the availability and cost of food commodities and other supplies, some of which are available from a limited number of suppliers, which subjects Topgolf to possible risks of shortages, interruptions and price fluctuations.
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
In addition, the RFID-enabled golf balls and golf clubs that are used in Topgolf’s venues are produced by third-party manufacturers in Taiwan and China. As a result, natural disasters and other adverse events or conditions affecting these countries (including, without limitation, adverse weather conditions, political instability, civil unrest, economic instability, outbreaks of disease, such as the current COVID-19 pandemic, or other public health emergencies and the impact of public fears regarding any of the foregoing) could halt or disrupt production, impair the movement of finished products out of these countries, damage or destroy the tooling and other equipment necessary to manufacture these products and otherwise cause Topgolf to incur additional costs and expenses, any of which could also have a material adverse effect on its results of operations and financial condition. The location of these manufacturers outside the United States also exposes Topgolf to the various international risks.
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
The Topgolf business uses open source software in its products and services and anticipates using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software products to publicly disclose all or part of the source code to such software product or to make available any modifications or derivative works of the open source code on unfavorable terms or at no cost. This could allow competitors to create similar technologies with less development effort and in less time and could lead to a loss of sales of Topgolf’s products and services. The terms of many open source licenses to which Topgolf is subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on Topgolf’s ability to provide or distribute products or services. Additionally, Topgolf could face claims from third parties claiming ownership of, or demanding release of, works that it developed using open source software, which could include Topgolf’s proprietary source code, or otherwise seeking to enforce the terms of, or alleging breach of, the applicable open source license. These claims could result in litigation and could require Topgolf to make its proprietary software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until it can re-engineer them to avoid infringement. This re-engineering process could require Topgolf to expend significant additional research and development resources, and there can be no guarantee that it will be successful.
Additionally, the use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open source software, and there can be no assurance that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect Topgolf’s business. Topgolf has processes to help alleviate these risks, including a review process for screening requests from developers for the use of open source software, but Topgolf cannot be sure that all open source software is identified or submitted for approval prior to use in its products and services. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect Topgolf’s business, financial condition and results of operations.
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
With respect to the Topgolf business, the ability of the Company to expand the Topgolf business lines and establish and maintain its competitive position in new and existing markets depends in part on its ability to further build brand recognition using its trademarks, service marks, proprietary products and technologies and other intellectual property rights, as well as its ability to maintain, protect and enforce such rights. Topgolf relies upon a combination of intellectual property rights, such as trademarks, trade dress, domain names, copyrights, trade secrets and patents, in addition to technical measures and confidentiality and license agreements with Associates, contractors, consultants and other third parties with whom Topgolf has relationships, to establish, maintain, protect and enforce its brand, proprietary information, technologies and processes and other intellectual property rights. The failure to enforce any such intellectual property rights may limit Topgolf’s ability to achieve and maintain market recognition and its competitive position may be harmed, each of which could adversely affect the Company’s reputation and sales.
The Company may become subject to intellectual property claims or lawsuits that could cause it to incur significant costs or pay significant damages or that could prohibit it from selling its products.
The Company’s competitors in the golf equipment and apparel industry also seek to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for golf clubs, golf balls and other products. From time to time, third parties have claimed or may claim in the future that the Company’s products infringe upon their proprietary rights. The Company evaluates any such claims and, where appropriate, has obtained or sought to obtain licenses or other business arrangements. To date, there have been no significant interruptions in the Company’s business as a result of any claims of infringement. However, in the future, intellectual property claims could force the Company to alter its existing products or withdraw them from the market or could delay the introduction of new products.
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
With respect to the Topgolf business, intellectual property laws and procedures and restrictions provide only limited protection and any of Topgolf’s intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. If the Company fails to protect such intellectual property rights adequately, it may lose an important advantage in the markets in which Topgolf competes. However, these efforts may not be successful or may be ineffective, and any of its intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Other parties may also independently develop technologies that are substantially similar or superior to Topgolf’s. Topgolf also may be forced to bring claims against third parties, or defend claims that third parties may bring against Topgolf, to determine the ownership of what Topgolf regards as its intellectual property. There can be no assurance that Topgolf’s intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially similar or superior to Topgolf’s and that compete with its business. If third parties misappropriate, infringe or otherwise violate Topgolf’s intellectual property, the value of Topgolf’s technologies, image, brand and the goodwill associated therewith may be diminished, Topgolf’s brand may fail to achieve and maintain market recognition, and its competitive position may be harmed, any of which could have a material adverse effect on its business, including revenue.
The Company’s brands may be damaged by the actions of its franchisees and licensees.
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

In addition, Topgolf’s franchisees and licensees are independent third parties that the Company or Topgolf does not control. Although franchisees are contractually obligated to operate their venues in accordance with specified standards, the Company does not oversee their daily operations. Consequently, the quality of franchised venues may be diminished by any number of factors beyond the Company’s control. For example, franchisees may not hire and train qualified managers and other Associates, and may otherwise fail to operate their venues in a manner consistent with the requisite standards and requirements. Similarly, though agreements with Toptracer Range licensees generally require licensees to comply with certain operational requirements, the Company exercises even less control and oversight over the operations of these third parties. If franchisees and licensees do not operate in accordance with the Company’s expectations, or if one or more franchisees or licensees were to be the subject of unfavorable publicity, the Company’s and Topgolf’s image and reputation could suffer materially.
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
The Company relies on research and development, technical innovation and high‑quality products to successfully compete.
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
The Company’s Topgolf business is subject to risks associated with leasing property subject to long-term, non-cancelable leases.
Topgolf typically does not own any real property. Payments under non-cancelable leases account for a significant portion of operating expenses and Topgolf expects to lease new venues to be opened in the future. Historically, Topgolf’s leases typically provide for escalating rent provisions over the initial term and any extensions. Topgolf generally cannot cancel these leases without substantial economic penalty. If an existing or future venue is not profitable (including as a result of the ongoing COVID-19 pandemic), and Topgolf decides to close it, Topgolf may nonetheless be committed to perform its obligation under the applicable lease, including, among other things, paying all or a portion of the base rent for the remainder of the lease term, unless Topgolf is able to negotiate a termination agreement with the applicable landlord, which it cannot guarantee that it will be able to do without incurring significant additional payment and other obligations or at all.
Risks Related to Regulations
The Company, including Topgolf and its franchisees and licensees, are subject to many federal, state, local and foreign laws, as well as other statutory and regulatory requirements, with which compliance is both costly and complex. Failure by the Company or Topgolf and its franchisees or licensees to comply with, or changes in these laws or requirements, could have an adverse impact on its business.
The Company is subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements. In particular, the Topgolf business is subject to extensive regulations, including, among others:
•nutritional content labeling and disclosure requirements;
•food safety regulations;
•employment regulations;
•the PPACA;
•the ADA and similar state laws;
•data privacy and cybersecurity laws;
•environmental, health and human safety laws and regulations, including COVID Orders;
•laws and regulations related to franchising and licensing operations;

•FCPA and other similar anti-bribery and anti-kickback laws; and
•laws regarding sweepstakes and promotional contests.

The Company is also subject to U.S. financial services regulations, a myriad of consumer protection laws, including economic sanctions, laws and regulations, anticorruption laws, escheat regulations and data privacy and security regulations. Changes to legal rules and regulations, or interpretation or enforcement of them, could increase the Company’s cost of doing business, affect its competitive abilities, and increase the difficulty of compliance. Failure to comply with regulations may have an adverse effect on the Company’s business, including the limitation, suspension or termination of services provided to, or by, third parties, and the imposition of penalties or fines.
Many of Topgolf’s franchisees and licensees are also subject to these or similar laws and regulations in the jurisdictions in which they operate. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, uncertainty around future changes in laws made by new regulatory administrations or Topgolf’s, its franchisees’ and its licensees’ inability to respond effectively to significant regulatory or public policy issues, could increase compliance and other costs of doing business and, therefore, have an adverse effect on Topgolf’s results of operations or the results of operations of franchisees and licensees. Failure to comply with the laws and regulatory requirements of applicable federal, state, local and foreign authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require Topgolf to expend significant funds to make modifications to its venues if it fails to comply with applicable standards. Compliance with all of these laws and regulations, including any future changes in these laws or requirements, can be costly and can increase exposure to litigation or governmental investigations or proceedings.
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
The Company could be adversely affected by any violations of economic sanctions laws and regulations, the FCPA, the U.K. Bribery Act, and other foreign anti-bribery laws.
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
The Company’s properties and operations are subject to a number of environmental, health and safety laws and regulations in each of the jurisdictions in which the Company operates. These laws and regulations govern, among other things, air emissions, water discharges, handling and disposal of solid and hazardous substances and wastes, soil and groundwater contamination and employee health and safety. The Company’s failure to comply with such environmental, health and safety laws and regulations could result in substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions. The Company, and in particular the Topgolf business as an operator and/or owner of the properties on which the venues are situated, may also be subject to liability for environmental investigations and cleanups, including at properties that the Company currently or previously owned or operated, even if such contamination was not caused or known by the Company, and the Company may face claims alleging harm to health or property or natural resource damages arising out of contamination or exposure to hazardous substances. Liability under environmental laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocating the responsibility.
The Company may also be subject to similar liabilities and claims in connection with locations at which hazardous substances, contaminates or wastes the Company has generated have been stored, treated, otherwise managed, or disposed. In addition, Topgolf’s lease agreements typically provide that Topgolf will indemnify the landlord for environmental conditions which may be found on or about the leased property. Accordingly, should unknown contamination be discovered at any of the properties Topgolf owns, operates or leases, or should a release of hazardous material occur at one of these properties, Topgolf could be required to investigate and clean up the release and could also be held responsible to a governmental entity or third parties for property or natural resource damage, personal injury and investigation and clean-up costs incurred by them in connection with the contamination, and these costs and liabilities could be substantial. Topgolf may also be subject to liability under environmental laws as a result of contamination at properties previously owned or operated by Topgolf or its predecessors in interest or for third-party contaminated facilities to which it has sent waste for treatment or disposal. In the past, certain construction activities driven by Topgolf’s development plans at certain sites (such as the removal of excess soil or the de-watering of shallow groundwater to install targets) have exposed, and any similar construction activities Topgolf undertakes at other sites in the future may also expose, soil or water that has been contaminated from historical activities at the site which must be disposed of or otherwise handled or addressed in accordance with applicable environmental laws. With respect to any of the properties Topgolf owns, operates or leases, the presence of contaminants (including as a result of failure to properly dispose of or otherwise handle or address any contaminants exposed by construction activities), or the failure to properly remediate a property, may impair Topgolf’s ability to use, mortgage or sell that property in the future. As a result, any of these events, and the environmental conditions at or related to the Company’s other current or former properties or operations, and/or the costs of complying with current or future environmental, health and safety requirements (which have become more stringent and complex over time), could materially adversely affect the Company’s business, financial condition and results of operations.
Changes in, or any failure to comply with, data privacy laws, regulations, and standards may adversely affect the Company’s business.
Data privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions in which the Company operates. The regulatory framework for data privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain and continue evolving for the foreseeable future. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt additional, laws and regulations affecting data privacy. In the United States, these include rules and regulations promulgated under the authority of federal agencies, such as the Federal Trade Commission (FTC), and state attorneys general and legislatures and consumer protection agencies. For example, the FTC Act grants the FTC authority to enforce against unfair or deceptive practices, which the FTC has interpreted to require companies’ practices with respect to personal information comply with the commitments posted in their privacy policies. With respect to the use of personal information for direct marketing purposes, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM Act), establishes specific requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content, and obligates, among other things, the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. Further, the Telephone Consumer Protection Act (TCPA) restricts telemarketing and the use of technologies that enable automatic calling and/or messaging without proper customer consent, and is a particularly highly litigated issue. Many states in the United States have recently enacted statutes and rules governing the ways in which businesses may collect, use, and retain personal information. One such example is the California Consumer Privacy Act (“CCPA”), which came into effect in 2020. In addition, the California Privacy Rights Act (“CPRA”) was passed in November 2020 and will take effect in January 2023 (with respect to information collected from and after January 2022), and will significantly modify the CCPA, including by creating a new state agency that will be vested with authority to implement and enforce the CCPA and CPRA. Moreover, other states, including Nevada, Virginia and Colorado, have passed and may continue to pass similar privacy-related laws whose restrictions and requirements differ from those of California, which could require us to design, implement and maintain different types of state-based, privacy-related compliance controls and programs simultaneously in multiple states. Similar laws relating to data privacy and security have been proposed at the federal level as well. Such laws have potentially conflicting requirements that could make compliance even more challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information. Internationally, many jurisdictions in which the Company operates have established or enhanced their own data security and privacy legal framework with which the Company or its customers must comply, including but not limited to, the European Union's General Data Protection Regulation ("GDPR"), which imposes stringent operational requirements, including, for example, requiring expanded disclosures about how personal information is used, limitations on retention of information, mandatory data breach notification obligations, and higher standards for obtaining consent to process personal information. The GDPR provides that EU member states may make their own additional laws and regulations in relation to certain data processing activities. Recent legal developments in the EU have created complexity and uncertainty regarding transfers of personal information from the EU to “third countries,” especially the United States. For example, in 2020, the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield Framework (a mechanism for the transfer of personal information to the EU from the US) and made clear that reliance on standard contractual clauses (another mechanism for the transfer of personal information outside of the EU) alone may not be sufficient in all circumstances. In addition, after the United Kingdom, or U.K., left the EU, the U.K. enacted the U.K. GDPR, which together with the amended U.K. Data Protection Act 2018 retains the GDPR in U.K. national law, but also creates complexity and uncertainty regarding transfers between the U.K. and the EU, which could further limit our ability to use and share personal data and require localized changes to our operating model. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to the Company. The changing legal and regulatory landscape could in the future further limit our ability to use and share personal information and require changes to our operating model. Any inability or perceived inability to adequately address data privacy and security concerns, even if unfounded, or comply with applicable data privacy and data security laws, regulations, and policies, could result in additional compliance costs, penalties and liability to the Company, damage its reputation and adversely affect its business.
Risks Related to Tax and Financial Matters
Changes in tax laws and unanticipated tax liabilities could adversely affect the Company's effective income tax rate and profitability.
The Company is subject to income taxes in the United States and numerous foreign jurisdictions. The Company's effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-U.S. earnings for which the Company has not previously provided for U.S. taxes. The Company regularly assesses all of these matters to determine the adequacy of its tax provision.
In addition, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to the Company, any of which could adversely affect the Company’s business operations and financial performance. In particular, the U.S. government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. The Company is currently unable to predict whether such changes will occur and, if so, the ultimate impact on its business. To the extent that such changes have a negative impact on the Company, or its suppliers or customers, including as a result of related uncertainty, these changes may materially and adversely impact the Company’s business, financial condition, results of operations and cash flows.
The Company’s ability to utilize all or a portion of its U.S. deferred tax assets may be subject to limitations.
The Company has a significant amount of U.S. federal and state deferred tax assets, which include net operating loss carryforwards (“NOLs”) and credit carryforwards. The Company’s ability to utilize its NOLs and credits to offset future taxable income and income tax liabilities may be deferred or limited significantly if the Company were to experience an “ownership change” within the meaning of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The determination of whether an ownership change has occurred for purposes of Sections 382 and 383 of the Code is complex and requires significant judgment. The extent to which the Company’s ability to utilize its NOLs and credits is limited as a result of such an ownership change depends on many variables, including the value of the Company’s stock at the time of the ownership change. The Company determined that an ownership change with respect to the Company likely occurred on the date of the Topgolf merger. In addition, Topgolf likely experienced an ownership change subsequent to the Topgolf merger. As such, each of the Company and Topgolf is likely subject under Sections 382 and 383 of the Code to a limitation on the utilization of its NOLs and credits. However, this limitation is not expected to have any material impact on the Company. In addition, Topgolf’s NOLs are presently expected to be subject to “separate return limitation year” limitations. Separate return limitation year NOLs can only be used in years that both the consolidated group and the entity that created such NOLs have taxable income, which may significantly limit our ability to utilize Topgolf’s acquired NOLs and tax credits in the future. The Company continues to monitor changes in ownership. If any further ownership change were to occur in any three-year period and the Company were limited in the amount of NOLs and credits it could use to offset taxable income or liability for income taxes, the Company’s results of operations and cash flows may be adversely impacted. The Company may experience an ownership change in the future as a result of subsequent shifts in the Company’s stock ownership, some of which changes are outside of the Company’s control.
The Company’s obligations and certain financial covenants contained under its existing credit facilities expose it to risks that could materially and adversely affect its liquidity, business, operating results, financial condition and limit the Company’s flexibility in operating its business, including the ability to make any dividend or other payments on its capital stock.
The Company’s primary revolving credit facility is a senior secured asset-based revolving credit facility (as amended, the “ABL Facility”), comprised of a U.S. facility, a German facility, a Canadian facility and a United Kingdom facility, in each case subject to borrowing base availability under the applicable facility. The Company also maintains a Japan revolving credit facility, subject to borrowing base availability (as amended, the “2022 Japan ABL Credit Facility”), and a Topgolf revolving credit facility (the “Topgolf Revolving Facility”). The amounts outstanding under the ABL Facility are secured by a first priority lien on certain assets, including cash (to the extent pledged by the Company), certain intellectual property, certain eligible real estate, inventory and accounts receivable of the Company and the Company’s subsidiaries in the United States, Germany, Canada and the United Kingdom (other than Topgolf and its subsidiaries) and a second-priority lien on substantially all of their other assets. The amounts outstanding under the 2022 Japan ABL Credit Facility are secured by certain assets, including eligible inventory and eligible accounts receivable. The amounts outstanding under the Topgolf Revolving Facility are secured by substantially all of the assets of Topgolf and its subsidiaries. The maximum availability under the ABL Facility fluctuates with the general seasonality of the business, and increases and decreases with the changes in the Company's inventory and account receivable balances.
In addition to the revolving and ABL facilities described above, the Company is also the borrower under a senior secured term loan facility (the “Term Loan Facility”) that is guaranteed by the Company’s U.S. subsidiaries (other than Topgolf and its subsidiaries), and Topgolf is the borrower under a senior secured term loan facility (the “Topgolf Term Loan Facility”) that is guaranteed by Topgolf’s US subsidiaries. The Term Loan Facility is secured by a first-priority lien on the assets of the obligors thereunder (other than those for which the ABL Facility has a first-priority lien), and a second-priority lien on the assets for which the ABL Facility has a first-priority lien. The Topgolf Term Loan Facility is secured by substantially all of the assets of Topgolf and its guarantor subsidiaries. The Company also has a five-year Term Loan facility (the “Japan Term Loan Facility”) between its subsidiary in Japan and Sumitomo Mitsui Banking Corporation.
The ABL Facility, the 2022 Japan ABL Credit Facility, the Term Loan Facility, the Topgolf Revolving Facility, the Topgolf Term Loan Facility and the Japan Term Loan Facility (collectively, the “Facilities”) include certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, dividends, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Such limitations include restrictions on the amount the Company can pay in annual cash dividends, including meeting certain restrictions on the amount of additional indebtedness and, in the case of the ABL Facility, requirements to maintain a certain fixed charge coverage ratio under certain circumstances. If the Company experiences a decline in revenues or adjusted EBITDA, the Company may have difficulty paying interest and principal amounts due on its Facilities or other indebtedness and meeting certain of the financial covenants contained in the ABL Facility or the Topgolf Revolving Facility. If the Company is unable to make required payments under any of the Facilities, or if the Company fails to comply with the various covenants and other requirements of any of the Facilities or other indebtedness, the Company would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, which may also result in a cross-default under other Facilities or other indebtedness. Any default under any of the Facilities or other indebtedness could have a significant adverse effect on the Company’s liquidity, business, operating results and financial condition and ability to make any dividend or other payments on the Company’s capital stock. See Note 7. “Financing Arrangements,” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the terms of the ABL Facility, the Term Loan Facility, the Topgolf Revolving Facility, the Topgolf Term Loan Facility and the Company's 2022 Japan ABL Credit Facility and Japan Term Loan Facility.
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for the Company’s products, foreign currency exchange rates and other risks and uncertainties applicable to the Company and its business. No assurances can be given that the Company will be able to generate sufficient operating cash flows in the future or maintain or grow its existing cash balances. If the Company is unable to generate sufficient cash flows to make its required payment obligations under the Facilities or to fund its business, the Company will need to increase its reliance on its ABL Facility and the Topgolf Revolving Facility for needed liquidity. If its ABL Facility or Topgolf Revolving Facility is not then available or sufficient and the Company is not able to secure alternative financing arrangements, the Company’s future operations would be materially, adversely affected.
The Company may need to raise additional funds from time to time through public or private debt or equity financings in order to execute its growth strategy.
The Company may need to raise additional funds from time to time in order to take advantage of opportunities, including the expansion of its business or the acquisition of complementary products, technologies or businesses; develop new products or expand existing lines of business, including the opening of new Topgolf venues; or respond to competitive pressures.
With respect to the Topgolf business in particular, the Company’s ability to fund the construction and opening of new Topgolf venues may depend on its ability to fund or otherwise secure financing for the associated development costs. Topgolf has historically financed the construction of venues through third-party developer or real estate financing companies. In these cases, while Topgolf is still required to fund a portion of venue development costs itself, its financing partner will purchase or lease the land and fund a majority of venue development costs during and after construction, which reduces its required capital outlay. Should these or similar financing arrangements become less available to Topgolf in the future, whether due to changes in relationships with financing partners, legal, regulatory or other changes, including the potential impact of the ongoing COVID-19 pandemic on Topgolf’s ability to obtain financing on favorable terms, the availability of sufficient amounts of financing and conditions in the global financing markets and Topgolf’s prospects and credit ratings, that make these financing arrangements less attractive to them or any other reason, Topgolf’s growth prospects would be materially and adversely affected. In addition, in cases where Topgolf is not able to finance venue construction through one of its financing partners, The Company will be required to fund the full amount of venue development costs itself. If the Company is unable to finance the construction and development of new venues on acceptable terms or at all, or if the Company or its financing partners default on its or their respective obligations to fund construction, the Company could be required to delay, significantly curtail or eliminate planned openings of additional

Topgolf venues, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
There can be no guarantee that the Company will be able to timely secure financing on favorable terms, or at all, for any of the foregoing purposes. Any capital raised through the sale of equity or securities convertible into equity will dilute the percentage ownership of holders of the Company’s common stock. Capital raised through debt financing would require the Company to make periodic interest payments and may impose restrictive covenants on the conduct of its business. Furthermore, additional financings may not be available on terms economically favorable to the Company, or at all, especially during periods of adverse economic conditions, which could make it more difficult or impossible for the Company to obtain funding for the operation of its business, for making additional investments in product development and for repaying outstanding indebtedness. A failure to obtain any necessary additional funding could prevent the Company from making expenditures that may be required to grow its business or maintain its operations.
Increases in interest rates could increase the cost of servicing the Company’s indebtedness and have an adverse effect on the Company’s results of operations and cash flows.
The Company’s indebtedness outstanding under certain of its credit facilities, including the ABL Facility, the 2022 Japan ABL Credit Facility and the Topgolf Facility, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing the Company’s indebtedness and could materially reduce the Company’s profitability and cash flows. An increase in interest rates could also make it difficult for the Company to obtain financing at attractive rates, which could adversely impact the Company’s ability to execute its growth strategy or future acquisitions. Additionally, rising interest rates could have a dampening effect on overall economic activity, which could have an adverse effect on the Company’s business.
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
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union (commonly referred to as “Brexit”). The agreement, which was ratified by the European Parliament and the Council of the European Union in late April of 2021 and permanently applied from May 1, 2021, addresses trade, transport, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.
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
The Company maintains insurance of the type and in amounts that the Company believes is commercially reasonable and that is available to businesses in its industry. The Company carries various types of insurance, including general liability, auto liability, business interruption, workers’ compensation and excess umbrella, from highly rated insurance carriers. Market forces beyond the Company’s control could limit the scope of the insurance coverage that the Company can obtain in the future or restrict its ability to buy insurance coverage at reasonable rates. The Company cannot predict the level of the premiums that the Company may be required to pay for subsequent insurance coverage, the level of any deductible and/or self‑insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks. In the event of a substantial loss, the insurance coverage that the Company carries may not be sufficient to compensate the Company for the losses the Company incurs or any costs the Company is responsible for.
If the Company’s estimates or judgments relating to its critical accounting policies prove to be incorrect, its financial condition and results of operations could be adversely affected.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, as discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 7. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing the Company’s consolidated financial statements include those related to revenue recognition; allowance for doubtful accounts; inventories; long-lived assets, goodwill and non-amortizing intangible assets; warranty policy; income taxes and provisional estimates due to the Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017; share-based compensation; and foreign currency translation. The Company’s financial condition and results of operations may be adversely affected if its assumptions change or if actual circumstances differ from those in its assumptions, which could cause its results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of its common stock.
Certain of the Company’s stockholders, if they choose to act together, have the ability to significantly control or influence all matters submitted to stockholders for approval
As of December 31, 2021, PEP TG Investments LP (“Providence”), DDFS Partnership LP and Dundon 2009 Gift Trust (together, “Dundon”), TGP Investors, LLC, TGP Investors II, LLC and TGP Advisors, LLC (together, “WestRiver”), each of whom acquired shares of the Company’s common stock in connection with the acquisition by the Company of Topgolf, own, in the aggregate, approximately 25.3% of the Company’s capital stock. Scott M. Marimow is affiliated with Providence, Thomas G. Dundon is affiliated with Dundon and Erik J Anderson is affiliated with WestRiver, each of whom serve on the Company’s board of directors. In addition, pursuant to a stockholders agreement entered into with certain Topgolf stockholders in connection with the merger, Providence and certain Topgolf stockholders affiliated with Dundon and WestRiver have the right to designate one person (for a total of three persons) to be appointed or nominated, as the case may be, for election to the Company’s board of directors for so long as such stockholder maintains beneficial ownership of 50% or more of the shares of the Company’s common stock owned by them on the closing date of the merger.
As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to the Company’s stockholders for approval, as well as the Company’s management and affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving the Company, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
Item 1B. Unresolved Staff Comments
None.
Item 2.    Properties
The Company and its subsidiaries conduct operations in both owned and leased properties. The Company's principal properties include executive offices, golf club assembly, golf ball manufacturing, warehousing and distribution, sales offices, and Topgolf venues due to the recent merger completed in March 2021.
The Company’s principal executive offices are located in Carlsbad, California. The Company owns two buildings that are utilized in its Carlsbad operations, which include the Company's corporate offices, research and development and pro-tour club assembly, in addition to the Company’s performance center.
In connection with its Topgolf business, the Company leases office space in Dallas, Texas and San Francisco, California, and in the United Kingdom and Sweden.
The Company leases a majority of the primary offices utilized by its wholly-owned subsidiaries for the sale of its products in the United States and internationally located in the United Kingdom, Germany, Japan, Korea, China, Australia, Canada, and India.
The Company also leases various retail locations for the sale of its products. In the United States, the Company leases 19 retail locations for the sale of its TravisMathew-branded products. In Germany and throughout Europe as well as in China and Russia, the Company leases over 140 retail locations for the sale of its Jack Wolfskin-branded products. The Company also leases over 20 retail locations in Japan for the sale of Callaway-branded products, in addition to three locations for the sale of Jack Wolfskin products and one location for the sale of TravisMathew products.
As of December 31, 2021, the Company had 67 Company-operated Topgolf venues throughout the United States and 3 Company-operated venues in the United Kingdom. Of the 70 Company-operated venues, 80% are leased properties.
The Company leases its golf ball manufacturing plant in Chicopee, Massachusetts and golf club manufacturing facility in Monterrey, Mexico, and its distributions centers in Fort Worth, Texas, Swindon, England and Hamburg, Germany. The Company's Topgolf business also leases warehouse space in Shepperton, United Kingdom.
Item 3.    Legal Proceedings
The information set forth in Note 15. "Commitments & Contingencies", in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated herein by this reference.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its common stock is “ELY.” As of January 31, 2022, the number of holders of record of the Company’s common stock was 5,056.
Dividends are subject to liquidity, capital availability and quarterly determinations that cash dividends are in the best interests of its shareholders, and may be affected by, among other items, the Company’s views on potential future capital requirements, projected cash flows and needs, changes to the Company’s business model, and certain restrictions limiting dividends imposed by the ABL Facility (See Note 7. "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K). In August 2020, as part of the Company's effort to manage costs and capital allocation most efficiently, the Company announced the cessation of its quarterly dividends.
The following graph presents a comparison of the cumulative total shareholder return of the Company’s common stock since December 31, 2016 to two indices: the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 400 Midcap Index (“S&P 400 Midcap”). The S&P 500 tracks the aggregate price performance of equity securities of 500 large-cap companies that are actively traded in the United States, and is considered to be a leading indicator of U.S. equity securities. The S&P 400 is a market value-weighted index that tracks the aggregate price performance of equity securities from a broad range of mid-cap stocks traded in the United States. The graph assumes an initial investment of $100.00 at December 31, 2016 and reinvestment of all dividends in ELY stock on the dividend payable date.

	2016	2017	2018	2019	2020	2021
Callaway Golf (NYSE: ELY)	$100.00	$127.14	$139.68	$193.59	$219.28	$250.61
S&P 500	$100.00	$119.42	$111.97	$144.31	$167.77	$212.89
S&P 400 Midcap	$100.00	$114.45	$100.15	$124.23	$138.90	$171.15
The Callaway Golf Company cumulative total shareholder return is based upon the closing prices of Callaway Golf Company common stock on December 31, 2016, 2017, 2018, 2019, 2020 and 2021 of $10.96, $13.93, $15.30, $21.20, $24.01 and $27.44, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In December 2021, the Company's Board of Directors authorized a $50.0 million share repurchase program (the "2021 Repurchase Program") under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company's assessment of market conditions and buying opportunities. This new repurchase authorization replaces the pre-pandemic 2019 repurchase program (the "2019 Repurchase Program"), which was terminated by the Board of Directors. The Company will assess market conditions, buying opportunities and other factors from time to time and will make strategic repurchases as appropriate. The repurchases will be made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors, and the repurchases will be made consistent with the terms of the Company's credit facilities, which define the amount of stock that can be repurchased. The repurchase program does not require the Company to acquire a specific number of shares and it will remain in effect until completed or until terminated by the Board of Directors.
The following table summarizes the Company's share repurchases during the fourth quarter of 2021. The Company's repurchases of shares of common stock are recorded at cost and result in a reduction of shareholder's equity.

	Three Months Ended December 31, 2021
	Total Number of Shares Purchased(2)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
	(in thousands, except per share data)
October 1, 2021 - October 31, 2021(1)	—	$—	—	$77,369
November 1, 2021 - November 30, 2021(1)	—	—	—	77,369
December 1, 2021 - December 31, 2021	954	26.41	947	25,000
Total	954	$26.41	947	$25,000

____________
(1) The amounts available for repurchase as of October 31, 2021 and November 30, 2021 are under the 2019 Repurchase Program, which was terminated in December 2021 by the Company's Board of Directors and replaced by the 2021 Repurchase Program.
(2) Total number of shares repurchased includes approximately 7,000 shares that the Company withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards.
During the three months ended December 31, 2021, the Company repurchased approximately 954,100 shares of its common stock at an average cost per share of $26.41, for a total cost of $25.2 million, which includes costs related to shares withheld to satisfy payroll tax withholding obligations as described above. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.
As of December 31, 2021, the total amount remaining under the 2021 Repurchase Program was $25.0 million.
Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the section “Important Notice to Investors Regarding Forward-Looking Statements” that appear elsewhere in this report. This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Critical Accounting Estimates
The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, shareholders’ equity, revenues and expenses, as well as related disclosures of contingent assets and liabilities. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an ongoing basis, the Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business and new information as it becomes available.
Management believes the critical accounting estimates discussed below affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements. For a complete discussion of all of the Company’s significant accounting policies, see Note 2. "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in this Form 10-K.
Revenue Recognition
The Company accounts for revenue recognition in accordance with Accounting Standards Codification (“ASC”) Topic 606, "Revenue from Contracts with Customers." See Note 4. "Revenue Recognition" in the Notes to Consolidated Financial Statements in this Form 10-K.
The amount of revenue the Company recognizes is based on the amount of consideration it expects to receive from customers. The amount of consideration is the sales price adjusted for estimates of variable consideration, including sales returns, discounts and allowances as well as sales programs, sales promotions and price concessions that are offered by the Company as described further below. These estimates are based on amounts earned or expected to be claimed by customers on the related sales, and are therefore recorded to the respective net revenue, trade accounts receivable, and sales program liability accounts.
The Company offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product's life cycle, which varies from two to three years. Price concessions or price reductions are generally offered at the end of the product's life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to net revenues using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates and adjusts the rate as necessary in order to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate during the year ended December 31, 2021, and the Company's actual amount of variable consideration related to these sales programs has historically not been materially different from its estimates. However, if the actual variable consideration is significantly different than the accrued estimates, the Company may be exposed to adjustments to revenue that could be material. Assuming there had been a 10% increase over the accrued estimated variable consideration for 2021 sales program incentives, pre-tax income for the year ended December 31, 2021 would have decreased by approximately $2.3 million.
The Company records an estimate for anticipated returns as a reduction of sales and cost of sales, and accounts receivable in the period that the related sales are recorded. The cost recovery of inventory associated with this reserve is accounted for in other current assets. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also offers certain customers sales programs that allow for specific returns. The Company records a return reserve for anticipated returns related to these sales programs at the time of the sale based on the terms of the sales program. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance for sales returns. However, if the actual costs of sales returns are significantly different than the recorded estimated allowance, the Company may be exposed to losses or gains that could be material. Assuming there had been a 10% increase over the recorded estimated allowance for 2021 sales returns less the cost recovery of inventory, pre-tax income for the year ended December 31, 2021 would have decreased by approximately $4.7 million.
Inventories
Inventories are valued at the lower of cost or net realizable value, which includes a reserve for excess, obsolete and/or unmarketable inventory. The Company estimates the reserve based upon current inventory levels, sales trends and historical experience as well as management’s estimates of market conditions and forecasts of future product demand, all of which are subject to change. The calculation of the Company’s reserve for excess, obsolete and/or unmarketable inventory requires management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand and pricing, regulatory (USGA and R&A) rule changes, the promotional environment and technological obsolescence. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the reserve. However, if estimates regarding consumer demand are inaccurate or change, the Company may need to increase its inventory allowance, which could significantly adversely affect the Company’s operating results. Assuming there had been a 10% increase in obsolete or unmarketable inventory over the 2021 recorded estimated allowance for obsolete or unmarketable inventory, pre-tax income for the year ended December 31, 2021 would have decreased by approximately $2.1 million.
Leases
The Company enters into complex build-to-suit arrangements in connection with its Company-operated venues operations which often results in the Company controlling the underlying ground that the venue is built on, the building, or both during the construction period. Under these arrangements, the construction terms, financing and eventual lease are agreed to prior to the construction period. In most cases, the construction is financed by a third-party real estate financing partner (the legal owner of the property). During the construction period, when the Company is deemed to be in control of the underlying assets, the Company records the asset as if owned and a corresponding construction advance. Once the construction is completed, the Company applies sale-lease back criteria to determine if control of the underlying assets is then transferred to the legal owner or whether the Company remains the accounting owner of the leased assets for accounting purposes. If control does not pass to the legal owner, it is considered a failed sale, and the assets are not derecognized while a deemed landlord liability is recognized. If control passes to the legal owner, it is considered a sale, and the assets are derecognized, and a gain or loss is recognized based on the fair value of the asset. The fair value is determined on the basis of the price that would be received to sell the asset in an orderly transaction between market participants, which is derived from real estate broker valuations and market comparatives. An operating lease is recognized upon leasing back the assets from the legal owner.
The lease term for the ground lease and / or building lease for those properties controlled by the Company during the construction period depends on multiple factors, including the probability that the Company will exercise any renewal options beyond the initial lease term. When applicable, the Company uses historical practices and market trends to assess whether it is reasonably certain to exercise the renewal option. In certain Company-operated venues, the Company leases the underlying land from an independent third-party, with the Company assessing the lease classification as either an operating lease or finance lease on the basis of the relevant contract assumptions such as lease term and related payments. The Company must reassess the lease term upon the occurrence of certain discrete events that are in the control of the lessee (e.g., installing significant leasehold improvements) or if there is a lease modification. This lease term reassessment may impact the recorded right-of-use assets and lease classification, which could be material.
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
Income Taxes
Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. In accordance with the applicable accounting rules, the Company maintains a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income, and are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions. For further information, see Note 14. "Income Taxes" in the Notes to Consolidated Financial Statements in this Form 10-K.
The Company accrues for the estimated additional amount of taxes for uncertain tax positions if it is deemed to be more likely than not that the Company would be required to pay such additional taxes. The Company is required to file federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company accrues an amount for its estimate of additional tax liability, including interest and penalties in income tax expense, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available. Historically, additional taxes paid as a result of the resolution of the Company’s uncertain tax positions have not been materially different from the Company’s expectations. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For further information, see Note 14. "Income Taxes".
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

Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with GAAP, the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. This non-GAAP information includes the following:
•For the years ended December 31, 2021 and 2020, certain of the Company’s financial results were presented on a constant currency basis, which estimates what the Company’s financial results would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency results and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period.
•For the year ended December 31, 2021, certain financial results exclude certain non-cash charges, including a gain to step-up the Company's former investment in Topgolf to its fair value, amortization expense of intangible assets associated with the Jack Wolfskin, OGIO, TravisMathew acquisitions and more recently the merger with Topgolf, the discount amortization of the Convertible Notes issued in May 2020, a valuation allowance on certain deferred tax assets, in addition to other non-recurring expenses.
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
The Company has included in this report information to reconcile this non-GAAP information to the most directly comparable GAAP information. The non-GAAP information presented in this report should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP and may also be inconsistent with the manner in which similar measures are derived or used by other companies. Management uses such non-GAAP information for financial and operational decision-making purposes and as a means to evaluate period over period comparisons of the underlying performance of its business and in forecasting the Company’s business going forward. Management believes that the presentation of such non-GAAP information, when considered in conjunction with the most directly comparable GAAP information, provides additional useful comparative information for investors in their assessment of the underlying performance of the Company’s business.
Merger with Topgolf
On March 8, 2021, the Company completed its merger with Topgolf. The Company’s Topgolf subsidiary operates on a 52- or 53-week fiscal year ending on the Sunday closest to December 31. As such, the Topgolf financial information included in the Company's consolidated financial statements for the year ended December 31, 2021 is from March 8, 2021 through January 2, 2022.
The venues business line is Topgolf’s primary business, comprised of open-air golf and entertainment venues. Revenues from venues consists primarily of service revenues from food and beverage sales, event deposits, fees charged for gameplay, purchases of game credits and membership fees. Topgolf's other business lines primarily include the Toptracer Range ball tracking technology, which is comprised of proprietary hardware and software that is licensed to driving ranges and hospitality and entertainment venues, and the digital media platform, which is primarily comprised of service revenues from advertising contracts with corporate sponsors and from the WGT digital golf game.
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
Other venue expenses consist of salaries and wages, bonuses, commissions, payroll taxes, and other employee costs that directly support venue operations, rent and occupancy costs, property taxes, depreciation associated with venues, supplies, credit card fees and marketing expenses. The Company anticipates that these expenses will increase in the foreseeable future as the Topgolf business continues to expand its operations. Other venue expenses include both fixed and variable components and are therefore not directly correlated with revenue.
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
Cost of Products
The Company’s cost of products is comprised primarily of material and component costs, distribution and warehousing costs, and overhead. In addition, cost of products includes retail merchandise costs for products sold in retail shops within Topgolf venue facilities. Historically, over 85% of the Company's manufacturing costs, primarily material and component costs, are variable in nature and fluctuate with sales volumes. With respect to the Company's Golf Equipment operating segment, variable costs range between 85% to 95% for golf club products and 70% to 80% for golf ball products. Variable costs for soft goods in the Apparel, Gear and Other operating segment are generally greater than 85%. Generally, the relative significance of the components of cost of products do not vary materially from these percentages from period to period.
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
Results of Operations
Executive Summary
Full year 2021 represented a period of significant growth and record results for the Company from both a revenue and operating income perspective, driven by the acquisition of Topgolf, which closed on March 8, 2021, faster-than-expected recovery in the Topgolf venues business, and strong demand across the Company’s golf equipment and apparel businesses.
Total net revenue for the year reached $3,133.4 million, an increase of $1,543.9 million, or 97.1%, compared to full year 2020. From an operating segment perspective, Topgolf performed exceptionally well, as strong walk-in traffic and improved social and corporate events business drove better-than-expected venue sales results. For the ten months of 2021 following the closing of the merger, Topgolf contributed $1,087.6 million in net revenues. The Company continues to believe in the long-term growth opportunity embedded within the Topgolf business and feels it will be a strong contributor to overall growth for the Company, and for the industry as more consumers are introduced to the sport of golf through Topgolf venues. The Company's Golf Equipment and Apparel, Gear and Other operating segments also delivered strong results, as demand increased over 2020, which was more severely impacted by the COVID-19 pandemic. Net revenues for Golf Equipment increased $246.5 million, or 25.1%, to $1,229.2 million for full year 2021, compared to the same period in 2020. In the Apparel, Gear and Other segment, net revenues for full year 2021 increased $209.8 million, or 34.6%, to $816.6 million, compared to full year 2020.
Total income from operations was a record $204.7 million for full year 2021, an increase of $310.2 million, or 294.0%, compared to full year 2020, which was more severely impacted by temporary retail closures related to the COVID-19 pandemic, and also included a $174.3 million impairment charge related to the Company's Jack Wolfskin business. The increase was due in part to incremental operating income of $58.2 million from the Topgolf segment for the ten months of 2021 following the closing of the merger. The Golf Equipment segment operating income was $203.9 million for full year 2021, an increase of $55.3 million or 37.2% compared to full year 2020, as strong demand outweighed supply chain constraints during the year combined with improved operating leverage. The Apparel, Gear and Other segment also contributed substantially to the growth, with segment operating income of $68.5 million for full year 2021, an increase of $67.8 million compared to $0.7 million for full year 2020, resulting from strong momentum across the TravisMathew, Jack Wolfskin and Callaway brands. These increases were partially offset by an overall increase in operating expenditures in 2021 compared to 2020, as the Company gradually returns to more normal levels of spending in order to support a larger overall business.
Looking ahead, the Company believes the business is well-positioned for both near-term and long-term growth as the Topgolf business continues to expand, golf equipment maintains its leadership position within the golf industry and the apparel brands continue to gain increased exposure. The Company believes that its unique diversified business portfolio will continue to deliver strong results and is optimistic about the long-term growth prospects for the business.
Years Ended December 31, 2021 and 2020
Revenues
The Company's net revenues by operating segment are presented below (in millions):

	Years Ended December 31,		Growth
	2021	2020	Dollars	Percent
Net revenues:
Topgolf	$1,087.6	$—	$1,087.6	n/m
Golf Equipment	1,229.2	982.7	246.5	25.1%
Apparel, Gear and Other	816.6	606.8	209.8	34.6%
	$3,133.4	$1,589.5	$1,543.9	97.1%
Net revenues for 2021 increased $1,543.9 million (97.1%) to $3,133.4 million compared to $1,589.5 million in 2020. This increase was driven by $1,087.6 million of incremental Topgolf net revenues, which has been included in the Company's consolidated reported net revenues since the completion of the merger on March 8, 2021. In addition, the increase in net revenues reflects the strength of the Company's legacy Golf Equipment and Apparel, Gear and Other businesses, which increased by $246.5 million (25.1%) and $209.8 million (34.6%), respectively, compared to 2020. Net revenues from the Company's legacy Golf Equipment and Apparel, Gear and Other businesses increased across all product categories and in all major geographic regions. This increase reflects the success of the Company's current year product lines and overall brand momentum, and the continued popularity of the game of golf and other outdoor activities. Net revenues during 2020 were more severely impacted by the COVID-19 pandemic including temporary store closures within the retail sector, which impacted the Company's retail locations, and demand from wholesale customers, in addition to the temporary closure of the Company's manufacturing facilities and distribution centers.
For further discussion of each operating segment’s results, see "Operating Segments Results for the Years Ended December 31, 2021 and 2020" below.
Net revenues information by region is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth		Constant Currency Growth
	2021	2020	Dollars	Percent	Percent
Net revenues:
United States	$2,067.1	$778.6	$1,288.5	165.5%	165.5%
Europe	499.5	373.0	126.5	33.9%	28.1%
Japan	243.8	212.1	31.7	14.9%	17.7%
Rest of World	323.0	225.8	97.2	43.0%	35.5%
	$3,133.4	$1,589.5	$1,543.9	97.1%	95.1%
Net revenues in the United States increased $1,288.5 million (165.5%) to $2,067.1 million in 2021 compared to $778.6 million in 2020. Net revenues in regions outside of the United States increased $255.4 million (31.5%) to $1,066.3 million in 2021 compared to $810.9 million in 2020. The increase in both domestic and international net revenue during

2021 reflects the addition of the Topgolf business, as well as the continued strength and brand momentum of the Company's Golf Equipment business, combined with the strong rebound of the TravisMathew business in the United States and Jack Wolfskin business in Europe and China, and an increase in apparel sales in Korea due to the new apparel business in 2021. Net revenues across all brands in 2020 were more severely impacted by the COVID-19 pandemic than 2021. Fluctuations in foreign currencies had a favorable impact on international net revenues of $32.9 million for the year ended December 31, 2021 relative to the same period in 2020.
Costs and Expenses
Cost of products in 2021 increased $204.7 million to $1,136.6 million compared to $931.9 million in 2020. The Company’s cost of products is highly variable in nature and this increase is due to the significant increase in sales volumes for 2021, combined with an increase in freight, labor and overall commodity costs due to inflationary pressures and the supply chain challenges experienced during 2021. During 2020, sales volumes were significantly lower due to the business disruptions caused by the COVID-19 pandemic.
Costs of services of $133.5 million consist primarily of the cost of food and beverage sold in the Company’s Topgolf venues as well as certain costs associated with licensing the Company’s Toptracer ball-flight tracking technology.
Other venue expenses of $731.5 million consist primarily of Topgolf venue related employee costs, rent, depreciation and amortization, utilities, and other costs associated with Topgolf venues.
Selling, general and administrative expenses in 2021 increased $307.2 million to $849.7 million (27.1% of net revenues) compared to $542.5 million (34.1% of net revenues) in 2020. This increase reflects incremental expenses of $134.5 million related to the merger with Topgolf completed on March 8, 2021, and a $33.3 million increase in non-recurring expenses, which include transaction and transition expenses incurred in connection with the merger with Topgolf, and the investment of new IT systems for Jack Wolfskin, in addition to non-cash amortization expense related to acquired intangible assets. These increases were partially offset by severance expense incurred during 2020 related to the cost reduction initiatives implemented in response to COVID-19. Excluding the addition of Topgolf expenses and non-recurring charges, selling, general and administrative expenses increased $139.4 million (26.6%) primarily to support a larger organization and bring spending levels back toward normal pre-pandemic levels during 2021, as well as fund the expansion of the TravisMathew brand and new apparel business in Korea. Overall, this resulted in a significant increase in salaries and wages due to an increase in headcount as well as employee incentive compensation, advertising and promotional expenses, tour, and professional fees primarily related to IT projects and infrastructure improvements, partially offset by a decrease in legal expenses. During 2020, spending levels were lower due to certain restrictions imposed by the COVID-19 pandemic combined with the cost savings initiatives carried out by the Company.
Research and development expenses in 2021 increased $21.7 million to $68.0 million (2.2% of net revenues) compared to $46.3 million (2.9% of net revenues) in 2020. This 46.9% increase was primarily due to incremental expenses of $13.1 million related to Topgolf, in addition to an increase in employee costs.
In 2020, due to the significant business disruption and macro-economic impact of the COVID-19 pandemic on the Company's financial results, the Company recognized an impairment charge of $174.3 million to write-down the goodwill and trade name related to Jack Wolfskin to its fair value. There were no impairment charges recognized in 2021. See Note 9. "Goodwill and Intangible Assets" in the Notes to Consolidated Financial Statements in this Form 10-K.
Venue pre-opening costs of $9.4 million include costs associated with activities prior to the opening of new Company-operated Topgolf venues, as well as other costs that are not considered in the evaluation of ongoing venue performance. The Company expects to continue to incur pre-opening costs related to the addition of new Company-operated venues. These costs are expected to fluctuate based on the timing, size and location of new Company-operated venues.
Other Income and Expense
Interest expense in 2021 increased $68.8 million to $116.2 million compared to $47.4 million in 2020, primarily due to the interest expense related to the debt and deemed landlord financing lease obligations acquired as part of the Topgolf merger. See Note 3. "Leases" in the Notes to Consolidated Financial Statements in this Form 10-K.
In 2021, the Company recognized a gain of $252.5 million to step-up its pre-merger investment in Topgolf to its fair value. See Note 10. "Investments" in the Notes to Consolidated Financial Statements in this Form 10-K.

Other income, net in 2021 decreased $16.0 million to $9.0 million compared to $25.0 million in 2020. This decline was primarily due to the $11.0 million gain recognized in 2020 in connection with the settlement of a cross-currency swap, in addition to a decline in net foreign currency gains.
Income Taxes
The provision for income taxes in 2021 increased $29.2 million to $28.7 million compared to a tax benefit of $0.5 million in 2020. The Company's effective tax rate as a percentage of pre-tax income for the year ended December 31, 2021 increased to 8.2%, compared to 0.4% as a percent of pre-tax loss in the comparable period of 2020. The Company's effective tax rate in 2021 was impacted by the $252.5 million nontaxable gain recognized on the Company's pre-merger investment in Topgolf shares as well as the recognition of a valuation allowance on certain net operating losses and tax credits. The Company's effective tax rate in 2020 was impacted by the recognition of a $174.3 million non-deductible impairment charge to write-down certain goodwill and intangible assets related to Jack Wolfskin. Excluding these non-recurring items from both periods, the Company's effective income tax rate would have been 11.3% in 2021 compared to 15.8% in 2020. This decline is primarily due to a shift in mix of earnings to regions with lower tax rates. For further discussion, see Note 14. "Income Taxes" in the Notes to Consolidated Financial Statements in this Form 10-K.
Net Income (Loss)
Net income in 2021 increased $448.9 million to $322.0 million compared to net loss of $126.9 million in 2020. Diluted earnings per share increased $3.17 to $1.82 on 176.9 million diluted shares outstanding in 2021 compared to a loss per share of $1.35 on 94.2 million shares outstanding in 2020. The increased share count is primarily related to the issuance of additional shares in connection with the Topgolf merger.
On a non-GAAP basis, excluding the items described in the table below, the Company's net income and diluted earnings per share for the year ended December 31, 2021 would have been $137.9 million and $0.78 per share, respectively, compared to $64.4 million and $0.67 per share, respectively, for the comparative period in 2020. The increase in non-GAAP net income in 2021 was primarily driven by continued strong demand for the Company's golf equipment products resulting from the overall increase in popularity of the game of golf, combined with a strong rebound in revenues of the Company's apparel and soft goods product lines, and the incremental operating income attributable to Topgolf. These increases were partially offset by an increase in operating expenditures to normal pre-pandemic levels in 2021. Additionally, the Company's earnings in 2020 were more negatively impacted by the business disruptions and challenges caused by the COVID-19 pandemic.
The tables below present a reconciliation of the Company's results under GAAP for the years ended December 31, 2021 and 2020 to the Company's non-GAAP results as defined above for the same periods (in millions, except per share information).

	Year Ended December 31, 2021
	GAAP	Non-Cash Amortization of Intangible Assets and Impairment Charges (1)	Non-Cash Amortization of Discount on Convertible Notes(2)	Acquisition and Other Costs(3)	Tax Valuation Allowance(4)	Non-GAAP
Net income (loss)	$322.0	$(23.5)	$(8.0)	$233.6	$(18.0)	$137.9
Diluted earnings (loss) per share	$1.82	$(0.13)	$(0.05)	$1.32	$(0.10)	$0.78
Weighted-average shares outstanding	176.9	176.9	176.9	176.9	176.9	176.9

	Year Ended December 31, 2020
	GAAP	Non-Cash Amortization of Intangible Assets and Impairment Charges (1)	Non-Cash Amortization of Discount on Convertible Notes(2)	Acquisition and Other Costs(3)	Non-GAAP(5)
Net (loss) income	$(126.9)	$(170.1)	$(4.9)	$(16.3)	$64.4
Diluted (loss) earnings per share	$(1.35)	$(1.81)	$(0.05)	$(0.17)	$0.67
Weighted-average shares outstanding	94.2	94.2	94.2	94.2	96.3

____________
(1)Includes non-cash amortization expense of intangible assets in connection with the acquisitions of Jack Wolfskin, TravisMathew and OGIO. In addition, the year ended December 31, 2021 includes non-cash amortization expense of the intangible assets acquired in the merger with Topgolf on March 8, 2021, as well as amortization expense related to the market valuation adjustment on leases assumed from Topgolf and depreciation expense from the fair value step-up of Topgolf property, plant and equipment. The year ended December 31, 2020 includes the recognition of a $174.3 million impairment charge to write-down goodwill and a portion of the trade name related to Jack Wolfskin.
(2)Represents the non-cash amortization of the discount on the Convertible Notes issued in May 2020.
(3)Acquisitions and other non-recurring items for the year ended December 31, 2021 include a gain to write-up the Company's pre-merger investment in Topgolf to its fair value, as well as transaction, transition and other non-recurring costs related to the Topgolf merger, and costs related to the implementation of new IT systems for Jack Wolfskin and Topgolf. For the year ended December 31, 2020, acquisitions and other non-recurring costs included costs related to the Topgolf merger announced in October 2020, including legal, professional and SEC filing fees, as well as redundant costs associated with the Company's transition of its North America distribution center to a new facility, IT consulting related to the implementation of new IT systems for Jack Wolfskin, and severance charges associated with workforce reductions due to the COVID-19 pandemic.
(4)As Topgolf's losses exceed Callaway's income in prior years, the Company has recorded a valuation allowance against certain of its deferred tax assets until the Company can demonstrate consolidated earnings.
(5)Non-GAAP diluted earnings per share for the year ended December 31, 2020 was calculated using diluted weighted average outstanding shares, as earnings on a non-GAAP basis resulted in net income after giving effect to pro forma adjustments.
Operating Segments Results for the Years Ended December 31, 2021 and 2020
As a result of the Topgolf merger, the Company has three operating segments, namely Topgolf; Golf Equipment; and Apparel, Gear and Other.
Topgolf
Net revenues for the Topgolf operating segment are summarized as follows (dollars in millions):

Years Ended December 31,
2021
Net revenues:
Venues	$1,014.1
Other business lines	73.5
$1,087.6
On March 8, 2021 the Company completed its merger with Topgolf. Therefore, the Company’s results of operations include the operations of Topgolf from that date forward. Topgolf contributed $1,087.6 million of incremental net revenues for the year ended December 31, 2021, which includes approximately ten months of revenues since the completion of the merger. Net revenues of $1,014.1 million from the venue business include the opening of seven new venues from the date of the merger through the year ended December 31, 2021. Net revenues of $73.5 million from other business lines were driven by incremental Toptracer bay installations, as well as revenues from digital content creation, sponsorship operations, and the WGT digital golf game.
Golf Equipment
Net revenues for the Golf Equipment operating segment are summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2021	2020	Dollars	Percent
Net revenues:
Golf clubs	$994.5	$787.1	$207.4	26.3%
Golf balls	234.7	195.6	39.1	20.0%
	$1,229.2	$982.7	$246.5	25.1%
The $246.5 million (25.1%) increase in Golf Equipment net revenue to $1,229.2 million for the year ended December 31, 2021 compared to $982.7 for the same period in 2020 was due to increases of $207.4 million (26.3%) in golf club revenue and $39.1 million (20.0%) in golf ball revenue. These increases were driven by the continued growth and high demand for the game of golf and in golf participation, combined with the successful launch of the Company's new EPIC line of woods and APEX line of irons and the continued success of the Chrome Soft and Super Soft lines of golf balls, which resulted in a significant increase in sales volume across all product categories, despite supply chain challenges during the year. Net revenues of golf equipment for 2020 were negatively impacted by the temporary closure of retail locations, including the Company's owned retail locations, in addition to the Company's manufacturing facilities and distributions centers due to the COVID-19 pandemic.
Apparel, Gear and Other
Net revenues for the Apparel, Gear and Other segment are summarized as follows (dollars in millions):

	Years Ended December 31,		Growth
	2021	2020	Dollars	Percent
Net revenues:
Apparel	$490.9	$349.3	$141.6	40.5%
Gear, accessories & other	325.7	257.5	68.2	26.5%
	$816.6	$606.8	$209.8	34.6%
Net revenues of Apparel, Gear and Other increased $209.8 million (34.6%) to $816.6 million during the year ended December 31, 2021 compared to $606.8 million for the same period in 2020, due to a $141.6 million (40.5%) increase in sales of apparel and a $68.2 million (26.5%) increase in sales of gear, accessories and other. These increases were due to a strong rebound across all brands for the year ended December 31, 2021 compared to the same period in 2020, which was severely impacted by the shutdown of distribution centers and many retail stores in all major regions due to the COVID-19 pandemic.
By brand, the increase in TravisMathew products was driven by strong brand momentum and increases across all sales channels. Sales for the Callaway brand increased due to a surge in demand for golf accessories driven by the heightened popularity of the game of golf, combined with the new apparel business in Korea. The increase in Jack Wolfskin sales was driven by an increase in the wholesale business as many Fall/Winter 2020 orders were canceled at the onset of COVID-19 in the prior year.

Segment Profitability
The Company evaluates the performance of its operating segments based on segment operating income. Management uses total segment operating income as a measure of its operational performance, excluding corporate overhead and certain non-recurring and non-cash charges.
Profitability by operating segment is summarized as follows (dollars in millions):

	Years Ended December 31,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2020(1)
	2021	2020	Dollars	Percent	Percent
Net revenues:
Topgolf	$1,087.6	$—	$1,087.6	n/m	n/m
Golf Equipment	1,229.2	982.7	246.5	25.1%	23.2%
Apparel, Gear and Other	816.6	606.8	209.8	34.6%	32.8%
Total net revenues	$3,133.4	$1,589.5	$1,543.9	97.1%	95.1%

Segment operating income (loss):
Topgolf	$58.2	$—	$58.2	n/m
Golf Equipment	203.9	148.6	55.3	37.2%
Apparel, Gear and Other	68.5	0.7	67.8	9685.7%
Total segment operating income	330.6	149.3	181.3	121.4%
Corporate G&A and other(2)	(125.9)	(80.5)	(45.4)	56.4%
Goodwill and tradename impairment(3)	—	(174.3)	174.3	(100.0)%
Total operating income (loss)	204.7	(105.5)	310.2	294.0%
Gain on Topgolf investment(4)	252.5	—	252.5	n/m
Interest expense, net	(115.6)	(46.9)	(68.7)	146.5%
Other income, net	9.0	24.9	(15.9)	(63.9)%
Total income (loss) before income taxes	$350.6	$(127.5)	$478.1	375.0%
____________
(1)Calculated by applying 2020 exchange rates to 2021 reported sales in regions outside the United States.
(2)Amount includes corporate general and administrative expenses not utilized by management in determining segment profitability, including non-cash amortization expense for intangible assets acquired in connection with the Jack Wolfskin, TravisMathew and OGIO acquisitions. In addition, the amount for 2021 includes (i) $22.3 million of non-cash amortization expense for intangible assets acquired in connection with the merger with Topgolf, combined with depreciation expense from the fair value step-up of Topgolf property, plant and equipment and amortization expense related to the fair value adjustments to Topgolf leases; (ii) $21.2 million of transaction, transition and other non-recurring costs associated with the merger with Topgolf completed on March 8, 2021; and (iii) $2.8 million of costs related to the implementation of new IT systems for Jack Wolfskin. The amount for 2020 also includes certain non-recurring costs, including (i) $8.5 million in transaction and other non-recurring costs associated with the Topgolf merger; (ii) $3.7 million of costs associated with the Company’s transition to its new North America Distribution Center; (iii) $3.8 million related to cost-reduction initiatives, including severance charges associated with workforce reductions due to the COVID-19 pandemic; and (iv) $1.5 million related to the implementation of new IT systems for Jack Wolfskin.
(3)Amount represents the recognition of a $174.3 million impairment charge to write down goodwill and a portion of the trade name related to Jack Wolfskin in 2020. See Note 9. "Goodwill and Intangible Assets" in the Notes to Consolidated Financial Statements included in this Form 10-K.
(4)Amount represents the $252.5 million gain to step-up the Company's former investment in Topgolf to its fair value in connection with the merger. See Note 10. "Investments" in the Notes to Consolidated Financial Statements included in this Form 10-K.

Topgolf contributed an incremental $58.2 million of operating income in 2021, which represents approximately ten months of operating results since the completion of the merger on March 8, 2021 and reflects the opening of seven new domestic locations combined with Toptracer bay installations.
Operating income for the Golf Equipment operating segment increased $55.3 million (37.2%) to $203.9 million for the year ended December 31, 2021 from $148.6 million in the comparable period in the prior year. This increase was driven by a significant increase in revenue across all product categories as discussed above, combined with the favorable impact of foreign currency exchange rates, favorable absorption of fixed overhead due to higher sales volumes period over period, and less promotional activity. In 2020, net revenues were significantly impacted by lower sales volumes and the negative impact of idle facilities due to government mandated shutdowns during the first half of 2020 as a result of the COVID-19 pandemic. The increase in operating income was partially offset by increased freight, labor and overall commodity costs due to inflationary pressures and the supply chain challenges experienced during 2021, and a decrease in sales in the fourth quarter of 2021 due to a planned shift in production to build 2022 new launch product.
Operating income for the Apparel, Gear and Other operating segment increased $67.8 million to $68.5 million for the year ended December 31, 2021 from $0.7 million in the comparable period in the prior year. This increase was driven by a strong rebound in sales across all brands as discussed above, combined with a decrease in promotional activity and an increase in direct-to-consumer e-commerce sales, which have higher profit margins relative to wholesale, combined with improved cost and operating expense leverage. In 2020, operating income was severely impacted by the negative impact of idle facilities due to government mandated shutdowns and the temporary closure of retail locations primarily during the first half of 2020 as a result of the COVID-19 pandemic.
Financial Condition
The Company’s cash and cash equivalents decreased $13.9 million to $352.2 million at December 31, 2021 from $366.1 million at December 31, 2020. Cash and cash equivalents as of December 31, 2021 reflects the combined cash positions of the Company and Topgolf as a result of the merger completed on March 8, 2021. During 2021, the Company used its cash provided by operations of $278.3 million, combined with proceeds of $89.2 million from lease financing arrangements, $26.2 million from long-term borrowings, $22.3 million from the exercise of stock options and $19.1 million from the sale of a portion of the Company's investment in Full Swing Golf Holdings, Inc., to fund capital expenditures of $322.3 million, repay $200.7 million of amounts outstanding under its long-term debt facilities, repurchase shares of its common stock for $38.1 million, and fund its investment in Five Iron Golf for $30.0 million . Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities, combined with borrowings under its current and future credit facilities as well as from other available sources of capital, as deemed necessary. See Note 7. "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K for further information on the Company's credit facilities and the Term Loan Facility.
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company’s Golf Equipment business, the accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. The Company's Apparel, Gear and Other accounts receivable balances are expected to be higher during the second half of the year due to the seasonal nature of the Jack Wolfskin business, with a significant portion of its products geared toward the fall and winter seasons. On March 8, 2021, the Company completed its merger with Topgolf, which primarily records revenue and collects payment at point-of-sale for most of its venue business. Therefore, Topgolf's accounts receivable balance is smaller than the Company's other business segments and primarily consists of media sponsorship receivables. As of December 31, 2021, the Company’s net accounts receivable decreased $33.2 million to $105.3 million from $138.5 million as of December 31, 2020 primarily due to the earlier timing of product sales, which were skewed more towards the first two months of the quarter compared to the timing of fourth quarter sales in the prior year.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company's Golf Equipment business, the buildup of inventory levels generally begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Apparel, Gear and Other inventory levels start to build in the second quarter and continues into the third and fourth quarters due to the seasonal nature of the Company's Jack Wolfskin business, as many products are geared toward the fall/winter season. Topgolf is primarily a services business with lower inventory balances than the Company's other business segments, and primarily consists of food and beverage as well as retail merchandise and Toptracer inventory. The Company’s inventory increased $181.0 million to $533.5 million as of December 31, 2021 compared to $352.5 million as of December 31, 2020. This increase in inventories was due to a planned shift in production to build new 2022 golf equipment products in the fourth quarter of 2021 and the earlier timing of receipt of 2022 golf bags, combined with incremental inventory from the merger with Topgolf. In addition, inventory levels during the fourth quarter of 2020 were lower due to the surge in demand for golf products during the second half of 2020.
Liquidity and Capital Resources
Liquidity
The Company’s principal sources of liquidity consist of its existing cash balances, funds expected to be generated from operations and funds from its credit facilities. Based upon the Company’s current cash balances, its estimates of funds expected to be generated from operations, as well as from current and projected availability under its current or future credit facilities, the Company believes that it will be able to finance current and planned operating requirements, capital expenditures, required debt repayments and contractual obligations and commercial commitments for at least the next 12 months from the issuance date of this Form 10-K.
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the future economic impact from the COVID-19 pandemic, demand for the Company’s products, supply chain challenges, price inflation, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A in this Form 10-K). As of December 31, 2021, the Company had $752.8 million in cash and availability under its credit facilities, which is an increase of $120.6 million or 19% compared to December 31, 2020. Information about the Company's credit facilities and long-term borrowings is presented in Note 7 “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K, and is incorporated herein by this reference.
On March 8, 2021, the Company completed the merger with Topgolf in an all-stock transaction (see Note 6. "Business Combinations" in the Notes to Consolidated Financial Statements in this Form 10-K). In connection with the merger with Topgolf, the Company acquired cash of $171.3 million and assumed $535.1 million in long-term debt. The Company believes that with its continued strong cash generation and increased liquidity, its geographic diversity and the strength of its brands, it will be able to fund Topgolf's growth while meeting its other financial obligations.
As of December 31, 2021, approximately 58.8% of the Company's cash was held in regions outside of the United States. The Company continues to maintain its indefinite reinvestment assertion with respect to most jurisdictions in which it operates because of local cash requirements to operate its business. If the Company were to repatriate cash to the United States outside of settling intercompany balances, it may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against the Company's U.S. tax liability, if any. Additionally, the Company may need to pay certain state income taxes.
Share Repurchases
Information about the Company's share repurchases during 2021 is presented in Part II, Item 5 in this Form 10-K under the heading "Purchases of Equity Securities by the Issuer and Affiliated Purchasers," which is incorporated herein by this reference.

Material Cash Requirements
The table below summarizes certain material cash requirements as of December 31, 2021 that will affect the Company’s future liquidity. The Company plans to utilize its liquidity (as described above) and its cash flows from business operations to fund its material cash requirements.

	Payments Due By Period
	Total	2022	2023 - 2024	2025 - 2026	Thereafter
	(in millions)
Japan Term Loan Facility (1)	$13.0	$3.5	$6.9	$2.6	$—
Interest on Japan Term Loan Facility	0.2	0.1	0.1	—	—
Term Loan B Facility (2)	436.8	4.8	9.6	422.4	—
Interest on Term Loan Facility	98.0	5.2	46.3	46.5	—
Topgolf Term Loan (3)	340.4	3.5	7.0	329.9	—
Convertible Notes (4)	258.8	—	—	258.8	—
Equipment Notes (5)	31.1	10.1	13.6	6.9	0.5
Interest on Equipment Notes	1.2	0.6	0.5	0.1	—
Mortgage Loans (6)	46.4	0.5	1.2	1.5	43.2
Financed Tenant Improvements	3.7	0.2	0.4	0.4	2.7
ABL Facility (7)	9.1	9.1	—	—	—
Finance leases, including imputed interest (8)	706.9	15.0	31.1	30.8	630.0
Operating leases, including imputed interest (9)	1,895.1	138.7	269.5	256.7	1,230.2
DLF obligations (10)	2,100.8	33.3	74.0	76.9	1,916.6
Minimum lease payments for leases signed but not yet commenced (11)	1,518.4	30.0	59.9	59.9	1,368.6
Capital commitments (12)	66.0	61.0	5.0	—	—
Unconditional purchase obligations (13)	71.9	33.9	37.7	0.3	—
Uncertain tax contingencies (14)	13.3	0.8	8.9	2.9	0.7
Total	$7,611.1	$350.3	$571.7	$1,496.6	$5,192.5
____________
(1)In August 2020, the Company entered into the Japan Term Loan Facility for 2,000 million Yen (or approximately U.S. $18.0 million using the exchange rate in effect as of December 31, 2021). For further discussion, see Note 7. "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K.
(2)In January 2019, to fund the purchase price of the Jack Wolfskin acquisition, the Company entered into a Credit Agreement, which provides for a Term Loan B facility in an aggregate principal of $480.0 million, which was issued less $9.6 million in an original issue discount and other transaction fees. For further discussion, see Note 7. "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K.
(3)In connection with the merger with Topgolf on March 8, 2021, the Company assumed a $350.0 million term loan facility (the “Topgolf Term Loan”) with JPMorgan Chase Bank, N.A. For further discussion, see Note 7. "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K.
(4)In May 2020, the Company issued $258.8 million of 2.75% Convertible Notes, which mature on May 1, 2026 unless earlier redeemed or repurchased by the Company or converted. For further discussion, see Note 7. "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K.
(5)Between December 2017 and December 2021, the Company entered into six long-term financing agreements (the "Equipment Notes") with Bank of America N.A. and other lenders to invest in its golf ball manufacturing facility in Chicopee, Massachusetts, its North American Distribution Center in Roanoke, Texas, and in corporate IT equipment.

The loans are secured by the underlying equipment at each facility and the IT equipment. For further discussion, see Note 7. "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K.
(6)In connection with the merger with Topgolf on March 8, 2021, the Company assumed three mortgage loans related to the construction of three venues. For further discussion, see Note 7. "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K.
(7)The Company has a senior secured asset-based revolving credit facility of up to $400.0 million (the "ABL Facility) subject to borrowing base availability. The amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), certain intellectual property, certain eligible real estate, inventory and accounts receivable of the Company’s subsidiaries in the United States, Germany, Canada and the United Kingdom. For further discussion, see Note 7. "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K.
(8)Amounts represent future minimum payments under financing leases. At December 31, 2021, finance lease liabilities of $1.8 million were recorded in accounts payable and accrued expenses and $132.5 million were recorded in other long-term liabilities in the accompanying consolidated balance sheets. For further discussion, see Note 3. "Leases" in the Notes to Consolidated Financial Statements in this Form 10-K.
(9)The Company leases venues, certain manufacturing facilities, distribution centers, warehouses, office facilities, vehicles and office equipment under operating leases. The amounts presented in this line item represent commitments for minimum lease payments under non-cancelable operating leases. At December 31, 2021, short-term and long-term operating lease liabilities of $72.3 million and $1,385.4 million, respectively, were recorded in the accompanying consolidated balance sheets. For further discussion, see Note 3. "Leases" in the Notes to Consolidated Financial Statements in this Form 10-K.
(10)In connection with the merger with Topgolf on March 8, 2021, the Company assumed certain deemed landlord financing obligations in connection with the construction of Topgolf venue facilities. At December 31, 2021, the short-term and long-term obligations were $0.9 million and $460.6 million, respectively. For further discussion, see Note 3. "Leases" in the Notes to Consolidated Financial Statements in this Form 10-K.
(11)Amount represents the future minimum lease payments under lease agreements related to future Topgolf facilities that have not yet commenced as of December 31, 2021. For further discussion, see Note 3. "Leases" in the Notes to Consolidated Financial Statements in this Form 10-K.
(12)Amount represents capital expenditure commitments, net of amounts expected to be reimbursed by third-party real estate financing partners, under lease agreements for Topgolf venues under construction that have been signed as of December 31, 2021.
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
(14)Amount represents the current and non-current portions of uncertain income tax positions as recorded on the Company's consolidated balance sheets as of December 31, 2021. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 14. "Income Taxes" in the Notes to Consolidated Financial Statements in this Form 10-K.
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
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the twelve months ended December 31, 2021 was not material to the Company’s financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 15. "Commitments & Contingencies" in the Notes to Consolidated Financial Statements in this Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company uses derivative financial instruments to mitigate its exposure to changes in foreign currency exchange rates and interest rates. Transactions involving these financial instruments are with creditworthy banks, primarily banks that are party to the Company's credit facilities (see Note 7. "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.
Foreign Currency Fluctuations
Information about the Company's foreign currency hedging activities is set forth in Note 20. "Derivatives and Hedging" in the Notes to Consolidated Financial Statements in this Form 10-K, which is incorporated herein by this reference.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2021 through its foreign currency forward contracts.
At December 31, 2021, the estimated maximum loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $7.1 million. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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

Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 7 "Financing Arrangements" in the Notes to Consolidated Financial Statements in this Form 10-K. The Company's long-term borrowing commitments are subject to interest rate fluctuations, which could be material to the Company's cash flows and results of operations. In order to mitigate this risk, the Company enters into interest rate hedges as part of its interest rate risk management strategy. Information about the Company's interest rate hedges is provided in Note 20. "Derivatives and Hedging" in the Notes to Consolidated Financial Statements in this Form 10-K. In order to determine the impact of unfavorable changes in interest rates on the Company's cash flows and results of operations, the Company performed a sensitivity analysis as part of its risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be immaterial over the 12-month period ending on December 31, 2021.
Inflation
If the cost of the Company’s products, employee costs, or other costs were to become subject to significant inflationary pressures, such inflationary pressure may have an adverse effect on the Company’s ability to maintain current levels of gross margin and selling, general and administrative expenses. Further, the Company may not be able to offset these increased costs through price increases. As a result, the Company’s inability to quickly respond to inflation could harm its cash flows and results of operations in the future.
Item 8. Financial Statements and Supplementary Data
The Company’s Consolidated Financial Statements as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021, together with the report of the Company's independent registered public accounting firm, are included in this Annual Report on Form 10-K beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2021, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that as of December 31, 2021, the Company’s internal control over financial reporting was effective based on the COSO criteria.
On March 8, 2021, the Company completed its merger with Topgolf (see Note 6 “Business Combinations” in the Notes to Consolidated Financial Statements in this Form 10-K). Pursuant to Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports as published by the United States Securities and Exchange Commission, the Company is allowed to exclude acquisitions from its report on internal controls over financial reporting for the first year after the acquisition when it is not possible to conduct an assessment of the acquired company. Due to the size, breadth and complexity of Topgolf's global operations, it was not possible for the Company to include Topgolf in its annual assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2021. In terms of size, Topgolf is significant to the Company when comparing net revenues and total assets. As of December 31, 2021, Topgolf net revenues and total assets excluded from the Company's assessment of internal control over financial reporting represented 35% of the Company's net revenues and 37% of the Company's total assets. The Company will include Topgolf in its assessment of internal controls in 2022.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Callaway Golf Company
Carlsbad, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Callaway Golf Company and its subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Topgolf, which was merged with the Company on March 8, 2021, and whose financial statements constitute 35% of net revenues and 37% total assets of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Topgolf International, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 1, 2022

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the Company’s executive officers is included under the caption “Information About the Company's Executive Officers” following Part I, Item 1 of this Form 10-K. The other information required by Item 10 will be included in the Company’s definitive Proxy Statement under the captions "Proposal No. 1 - Election of Directors," “Delinquent Section 16(a) Reports” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2021 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 11. Executive Compensation
The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company’s definitive Proxy Statement under the captions “Executive Officer Compensation,” “Executive Officer Compensation - Compensation Committee Report” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2021 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 will be included in the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of calendar year 2021 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the number of stock options and shares underlying restricted stock units and performance share units outstanding and authorized for issuance under all equity compensation plans of the Company as of December 31, 2021. See Note 17. "Stock Plans and Share-Based Compensation" in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the equity plans of the Company.
Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units and Performance Share Units(1)		Weighted Average Exercise Price of Outstanding Options(2)	Number of Shares Remaining Available for Future Issuance
	(in thousands, except dollar amounts)
Equity Compensation Plans Approved by Shareholders	2,824	(3)	$6.52	5,248	(4)
Equity Compensation Plans Not Approved by Shareholders(5)	774	(6)	$—	310	(7)
Total	3,598		$6.52	5,558
____________
(1)Outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and the Callaway Golf Company 2013 Non-Employee Directors Stock Incentive Plan (the “2013 Directors Plan”) reported in this column include 1,384 shares of accrued incremental stock dividend equivalent rights.
(2)Does not include shares underlying restricted stock units and performance share units, which do not have an exercise price.
(3)Includes 48,245 shares underlying restricted stock units issuable under the 2013 Directors Plan and 54,629 shares underlying stock options, 1,119,362 shares underlying restricted stock units and 1,601,726 shares underlying performance share units (at “target”) issuable under the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Incentive Plan”).
(4)Consists of 4,736,163 shares remaining available for future issuance under the 2004 Incentive Plan and 512,276 shares remaining available for future issuance under the 2013 Directors Plan. The 2004 Incentive Plan permits the award of stock options, restricted stock awards, restricted stock units, performance share units and various other stock-based awards. The 2013 Directors Plan permits the award of stock options, restricted stock and restricted stock units. For purposes of calculating the shares that remain available for future issuance under the 2004 Incentive Plan, each share subject to an option is counted against the share reserve as 1.0 share and each share subject to a full value award (i.e., restricted stock units and performance share units) under the 2004 Incentive Plan is counted against the share reserve as 2.0 shares under the 2004 Incentive Plan’s fungible share ratio. Awards under the 2013 Directors Plan are counted as 1.0 share for each one share subject to such awards.
(5)In connection with the Company’s merger with Topgolf, the Company assumed the following equity compensation plans: the Topgolf International, Inc. 2015 Stock Incentive Plan (the “TG15 Plan”), the Topgolf International, Inc. 2016 Stock Incentive Plan (the “TG16 Plan”), and that certain Topgolf International, Inc. Nonqualified Stock Option Grant Notice and Stock Option Agreement dated October 18, 2016 between Topgolf International, Inc. and WestRiver Management, LLC (the “WestRiver Option Agreement,”) and the outstanding awards thereunder. No shares remain available for grant under the TG15 Plan, the TG16 Plan or the WestRiver Option Agreement at December 31, 2021 (see Note 16. “Capital Stock” in the Notes to Consolidated Financial Statements in this Form 10-K), and therefore, the outstanding awards under such plans are not reported in the table. The outstanding awards as of December 31, 2021 include 298,963 shares underlying stock options issuable under the TG15 Plan, 1,607,585 shares underlying stock options issuable under the TG16 Plan, and 26,685 shares underlying stock options issuable under the WestRiver Option Agreement, which options have a weighted average exercise price of $27.17.
(6)Includes 414,619 shares underlying restricted stock units and 359,113 shares underlying performance share units (at “target”) issuable under the Callaway Golf Company 2021 Inducement Plan (the “2021 Inducement Plan”). The material features of the 2021 Inducement Plan are more fully described in Note 17 in the Notes to Consolidated Financial Statements in this Form 10-K.
(7)Consists of 309,613 shares remaining available for future issuance under the 2021 Inducement Plan. The 2021 Inducement Plan permits the award of stock options, restricted stock awards, restricted stock units, performance share units and various other stock-based awards.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 will be included in the Company’s definitive Proxy Statement under the captions “Transactions with Related Persons” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2021 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information included in Item 14 will be included in the Company’s definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of calendar year 2021 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this report:
1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K beginning on page F-1:
•Report of Independent Registered Public Accounting Firm;
•Consolidated Balance Sheets as of December 31, 2021 and 2020;
•Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019;
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019;
•Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019;
•Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019; and
•Notes to Consolidated Financial Statements.
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

4.5
Assignment, Assumption and Amendment Agreement, dated as of October 27, 2020, by and among Callaway Golf Company, Topgolf International, Inc. and PEP TG Investments LP, relating to that certain Warrant, issued by Topgolf International, Inc. to PEP TG Investments LP on July 6, 2016.†

Executive Compensation Contracts/Plans

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

10.9
Officer Employment Agreement, effective as of April 25, 2012, by and between Topgolf International, Inc. and Arthur Starrs, incorporated herein by this reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the Commission on May 10, 2021 (file no. 1-10962).

10.10
Callaway Golf Company Amended and Restated 2004 Incentive Plan (effective May 2, 2017) incorporated herein by this reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on March 22, 2017 (file no. 1-10962).

10.11
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

10.13
Form of Performance Unit Grant (Total Shareholder Return) for awards granted commencing with the fiscal year ended December 31, 2020, incorporated herein by this reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Commission on March 2, 2020 (file no. 1-10962).

10.14
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

10.17
Form of Stock Unit Grant, incorporated herein by this reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Commission on February 27, 2018 (file no. 1-10962).

10.18	Annual Incentive Plan Guidelines, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 28, 2012 (file no. 1-10962).

10.19
Callaway Golf Company 2021 Employment Inducement Plan (effective March 8, 2021), incorporated herein by this reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.20
Form of Performance Unit Grant Agreement, incorporated herein by this reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.21	Form of Stock Unit Grant Agreement, incorporated herein by this reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.22
Topgolf International, Inc. 2015 Stock Incentive Plan, incorporated herein by this reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8, as filed with the Commission on March 8, 2021 (file no. 333-253985).

10.23
Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement under the Topgolf International, Inc. 2015 Stock Incentive Plan, incorporated herein by this reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8, as filed with the Commission on March 8, 2021 (file no. 333-253985).

10.24
Form of Incentive Stock Option Grant Notice and Stock Option Agreement under the Topgolf International, Inc. 2015 Stock Incentive Plan, incorporated herein by this reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-8, as filed with the Commission on March 8, 2021 (file no. 333-253985).

10.25
Topgolf International, Inc. 2016 Stock Incentive Plan, incorporated herein by this reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8, as filed with the Commission on March 8, 2021 (file no. 333-253985).

10.26
Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement under the Topgolf International, Inc. 2016 Stock Incentive Plan, incorporated herein by this reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-8, as filed with the Commission on March 8, 2021 (file no. 333-253985).

10.27
Form of Incentive Stock Option Grant Notice and Stock Option Agreement under the Topgolf International, Inc. 2016 Stock Incentive Plan, incorporated herein by this reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-8, as filed with the Commission on March 8, 2021 (file no. 333-253985).

10.28
Topgolf International, Inc. Nonqualified Stock Option Grant Notice and Stock Option Agreement, by and between Topgolf International, Inc. and WestRiver Management, LLC, dated October 18, 2016, incorporated herein by this reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-8, as filed with the Commission on March 8, 2021 (file no. 333-253985).

10.29
Indemnification Agreement, dated January 25, 2010, between Callaway Golf Company and Adebayo O. Ogunlesi incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Commission on February 26, 2010 (file no. 1-10962).

10.30
Indemnification Agreement, dated March 4, 2009, between Callaway Golf Company and John F. Lundgren, incorporated herein by this reference to Exhibit 10.51 to the Company's Current Report on Form 8-K, as filed with the Commission on March 10, 2009 (file no. 1-10962).

10.31
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

10.37
Indemnification Agreement, dated March 8, 2021, between the Company and Erik J Anderson, incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.38
Indemnification Agreement, dated March 8, 2021, between the Company and Thomas G. Dundon, incorporated herein by this reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.39
Indemnification Agreement, dated March 8, 2021, between the Company and Scott M. Marimow, incorporated herein by this reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.40
Indemnification Agreement, dated December 6, 2021, between the Company and Bavan M. Holloway, incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on December 6, 2021 (file no. 1-10962).

Other Contracts

10.41
Credit Agreement, dated as of January 4, 2019, among Callaway Golf Company and Bank of America, N.A. as administrative agent, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on January 4, 2019 (file no. 1-10962).

10.42
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

10.43
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

10.44
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

10.45
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

10.46
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

10.47
Amendment No. 1, dated as of April 28, 2020, to the Credit Agreement, dated as of January 4, 2019, by and among Callaway Golf Company, Bank of America, N.A., as administrative agent, and the financial institutions party thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 29, 2020 (file no. 1-10962).

10.48
Amendment No. 2 dated as of November 19, 2020, to the Credit Agreement, dated as of January 4, 2019, among Callaway Golf Company and Bank of America, N.A. as administrative agent, incorporated herein by this reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on November 20, 2020 (file no. 1-10962).

10.49
Stockholders Agreement, dated as of October 27, 2020, by and among Callaway Golf Company and certain stockholders of Topgolf International, Inc., incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 27, 2020 (file no. 1-10962).

10.50
Registration Rights Agreement, dated as October 27, 2020, by and among Callaway Golf Company, Topgolf International, Inc and certain stockholders of TopGolf International, Inc, incorporated by this reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the Commission on October 27, 2020 (file no 1-10962).

10.51
Confirmation of Base Capped Call Transaction, dated April 29, 2020, between Callaway Golf Company and Goldman Sachs & Co. LLC, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.52
Confirmation of Base Capped Call Transaction, dated April 29, 2020, between Callaway Golf Company and Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.53
Confirmation of Base Capped Call Transaction, dated April 29, 2020, between Callaway Golf Company and Morgan Stanley & Co. LLC, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.54
Confirmation of Additional Capped Call Transaction, dated April 30, 2020, between Callaway Golf Company and Goldman Sachs & Co. LLC, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.55
Confirmation of Additional Capped Call Transaction, dated April 30, 2020, between Callaway Golf Company and Bank of America, N.A., incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.56
Confirmation of Additional Capped Call Transaction, dated April 30, 2020, between Callaway Golf Company and Morgan Stanley & Co. LLC incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

21.1	List of Subsidiaries.†
23.1	Consent of Deloitte & Touche LLP.†

24.1	Limited Power of Attorney.†
31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Brian P. Lynch pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Oliver G. Brewer III and Brian P. Lynch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101	The following financial statements from the Callaway Golf Company Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________
† Included in this report
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLAWAY GOLF COMPANY
By:	/s/ OLIVER G. BREWER III
Oliver G. Brewer III
President and Chief Executive Officer
Date: March 1, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of
Principal Executive Officer:

/s/ OLIVER G. BREWER III	President and Chief Executive Officer, Director	March 1, 2022
Oliver G. Brewer III

Principal Financial Officer:

/s/ BRIAN P. LYNCH	Executive Vice President, Chief Financial Officer	March 1, 2022
Brian P. Lynch

Principal Accounting Officer:

/s/ JENNIFER THOMAS	Sr. Vice President, Chief Accounting Officer	March 1, 2022
Jennifer Thomas

Non-Management Directors:

*	Vice Chairman of the Board	March 1, 2022
Erik J Anderson

*	Director	March 1, 2022
Samuel H. Armacost

*	Director	March 1, 2022
Scott H. Baxter

*	Director	March 1, 2022
Thomas G. Dundon

*	Director	March 1, 2022
Laura J. Flanagan

*	Director	March 1, 2022
Russell L. Fleischer

*	Director	March 1, 2022
Bavan M. Holloway

*	Chairman of the Board	March 1, 2022
John F. Lundgren

*	Director	March 1, 2022
Scott M. Marimow

*	Director	March 1, 2022
Adebayo O. Ogunlesi

*	Director	March 1, 2022
Linda B. Segre

*	Director	March 1, 2022
Anthony S. Thornley

*By:	/s/ BRIAN P. LYNCH
Brian P. Lynch
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Callaway Golf Company
Carlsbad, California
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Callaway Golf Company and its subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Business Combinations – Estimate for valuation of acquired intangible assets – Refer to Note 6 to the Financial Statements
Critical Audit Matter Description
On March 8, 2021, the Company completed its merger with Topgolf International, Inc. ("Topgolf") for approximately $3,049 million. The Company allocated the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The Company estimated the fair value of identifiable intangible assets to be $1,076 million. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets of $1,904 million was recorded as goodwill.

We identified the fair value determination of acquired intangible assets and the resulting goodwill for the business combination as a critical audit matter due to the significant judgment required in determining significant estimates related to the Topgolf merger. Management’s estimates of forecasted discounted cash flows included significant assumptions for revenue growth rates and the selection of appropriate discount rates and appropriate royalty rates. There was a high degree of auditor judgment and subjectivity in applying audit procedures relating to the fair value measurement of intangible assets acquired due to the significant amount of judgment by management when developing its estimates. Significant audit effort was required in performing procedures and evaluating the significant assumptions relating to the estimate and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates for the fair value of intangible assets included the following, among others:
•We tested the effectiveness of controls over the business combination, including controls over the modeling of future cash flows, the determination of the revenue growth rate, expense, discount rate, and royalty rate assumptions, and ultimately the determination of the fair value of the intangible assets acquired.
•We assessed the reasonableness of management’s revenue growth rate assumptions by inquiring with appropriate individuals within the Company’s operations and finance departments and comparing the projected revenue to Topgolf's historical results as well as those of certain peer companies, including testing the completeness, accuracy, and relevance of underlying historical data.
•We assessed the reasonableness of management’s assumptions related to forecasted debt free net cash flows through inquiring with appropriate individuals within the Company’s operations and finance departments, comparing debt free net cash flows to the cash flows of Topgolf's historical results, and comparing projected cash flows to correlated revenue projection assumptions, including testing the completeness, accuracy, and relevance of underlying historical data.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) discount rates, and (3) royalty rates, including testing the underlying source information, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rates and royalty rates selected by management.
•Evaluated whether the audit evidence obtained through these procedures was consistent with evidence obtained in other areas of the audit.
Accounting for Leases under ASC 842 — Refer to Notes 2 and 3 to the Financial Statements
Critical Audit Matter Description
The Company acquired a portfolio of leases through its March 8, 2021 merger with Topgolf. In certain Topgolf venue leasing arrangements, the Company enters into complex build-to-suit arrangements in connection with its company-operated venue operations which often results in the Company controlling the underlying ground that the venue is built on, the building, or both during the construction period. Under these arrangements, the construction terms, financing, and eventual lease are agreed to prior to the construction period. In most cases, the construction is financed by a third-party real estate financing partner (the legal owner of the property). During the construction period, when the Company is deemed to be in control of the underlying assets in accordance with Accounting Standards Codification (ASC) 842-40, the Company records the asset as if owned and a corresponding construction advance. Once the construction is completed, the Company applies sale-lease back criteria to determine if control of the underlying assets is then transferred to the legal owner or whether the Company remains the accounting owner of the leased assets for accounting purposes. If control does not pass to the legal owner, it is considered a failed sale, and the assets are not derecognized while a deemed landlord liability is recognized. If control passes to the legal owner, it is considered a sale, and the assets are derecognized, and a gain or loss is recognized based on the fair value of the asset. At December 31, 2021, the deemed landlord financing (“DLF”) obligations were $461.5 million.
Given the inherent complexity of proper lease classification of venue lease agreements, there was a need to involve professionals in our firm having expertise in lease accounting guidance under ASC 842, Leases, when performing audit procedures to evaluate management’s judgments and conclusions.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting for the DLF obligations included the following, among others:
•We obtained an understanding and evaluated the design effectiveness of internal controls in respect of the Company’s lease accounting evaluation.
•We selected a sample of DLF obligations and performed the following:
•Obtained and inspected the underlying agreements and evaluated the structure and terms of the agreements to determine if sale and leaseback guidance was applicable.
•Based on the terms and structure of the agreement, evaluated whether the transaction resulted in a failed sale.
•For those which were determined to have failed the sale-leaseback test, evaluated whether the rate implicit in the agreement was properly calculated.
•Involved professionals in our firm having expertise in lease accounting guidance under ASC 842.
Deferred Income Taxes – Estimate for valuation of acquired assets – Refer to Notes 6 and 14 to the Financial Statements
Critical Audit Matter Description
In March 2021, the Company completed its merger with Topgolf. The Company recorded a deferred tax liability of $250,000,000 related to the acquired intangibles, offset by $118,000,000 of other acquired deferred tax assets, after consideration of acquired valuation allowances based on preliminary estimates of fair value.
Auditing the preliminary income tax account balances recorded in the opening balance sheet and auditing the income tax provision was complex due to the judgments by management when evaluating the tax attributes of the legacy business combined with the tax attributes of Topgolf, the completeness of the population of the deferred tax balances and uncertain tax positions, and the evaluation of the recoverability of deferred tax assets. Given the complexity, our audit procedures to assess the Company’s deferred tax assets required a high degree of auditor judgment and an increased extent of audit effort, including the need to involve our income tax specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to deferred income taxes performed included the following, among others:
•We tested the effectiveness of controls over deferred tax assets, including management’s controls over the estimates of taxable income and the determination of whether it is more likely than not that deferred tax assets will be realized.
•We tested the completeness and accuracy of the underlying amounts and inputs used to compute the income tax provision.
•We tested the completeness and accuracy of the deferred tax balances based on the historical and purchase accounting information available for book versus income tax basis differences.
•We assessed the reasonableness of the methods, assumptions, and judgments used by management to determine whether a valuation allowance was necessary.
•We tested the valuation allowances recorded by evaluating management conclusions on the realizability of the deferred tax assets.
•We tested the key assumptions underlying the estimates of uncertain income tax positions.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 1, 2022
We have served as the Company's auditor since 2002.

CALLAWAY GOLF COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$352,221	$366,119
Restricted cash	1,164	—
Accounts receivable, net	105,331	138,482
Inventories	533,457	352,544
Prepaid expenses	54,248	20,318
Other current assets	119,332	35,164
Total current assets	1,165,753	912,627
Property, plant and equipment, net	1,451,402	146,495
Operating lease right-of-use assets, net	1,384,501	194,776
Intangible assets, net	1,528,638	484,339
Goodwill	1,960,070	56,658
Investments in golf-related ventures	39,250	111,442
Other assets	218,166	74,263
Total assets	$7,747,780	$1,980,600
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$491,176	$276,209
Accrued employee compensation and benefits	128,867	30,937
Asset-based credit facilities	9,096	22,130
Operating lease liabilities, short-term	72,326	29,579
Construction advances	22,943	—
Deferred revenue	93,873	2,546
Other current liabilities	47,744	29,871
Total current liabilities	866,025	391,272
Long-term liabilities:
Long-term debt, net (Note 7)	1,025,278	650,564
Operating lease liabilities, long-term	1,385,364	177,996
Deemed landlord financing, long-term	460,634	—
Deferred taxes, net	163,591	58,628
Other long-term liabilities	163,986	26,496
Shareholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.01 par value, 360,000,000 shares authorized, 186,171,615 and 95,648,648 shares issued and outstanding at December 31, 2021 and 2020, respectively	1,862	956
Additional paid-in capital	3,051,604	346,945
Retained earnings	682,165	360,228
Accumulated other comprehensive loss	(27,343)	(6,546)
Less: Common stock held in treasury, at cost, 959,709 and 1,446,408 shares at December 31, 2021 and 2020, respectively	(25,386)	(25,939)
Total shareholders’ equity	3,682,902	675,644
Total liabilities and shareholders’ equity	$7,747,780	$1,980,600
The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net revenues:
Products	$2,058,722	$1,589,460	$1,701,063
Services	1,074,725	—	—
Total net revenues	3,133,447	1,589,460	1,701,063
Costs and expenses:
Cost of products	1,136,626	931,875	934,276
Cost of services, excluding depreciation and amortization	133,510	—	—
Other venue expenses	731,549	—	—
Selling, general and administrative expenses	849,671	542,531	583,540
Research and development expenses	68,000	46,300	50,579
Goodwill and trade name impairment	—	174,269	—
Venue pre-opening costs	9,376	—	—
Total costs and expenses	2,928,732	1,694,975	1,568,395
Income (loss) from operations	204,715	(105,515)	132,668
Interest expense, net	(115,565)	(46,932)	(38,493)
Gain on Topgolf investment	252,531	—	—
Other income, net	8,961	24,969	1,594
Income (loss) before income taxes	350,642	(127,478)	95,769
Income tax provision (benefit)	28,654	(544)	16,540
Net income (loss)	321,988	(126,934)	79,229
Less: Net loss attributable to non-controlling interests	—	—	(179)
Net income (loss) attributable to Callaway Golf Company	$321,988	$(126,934)	$79,408

Earnings (loss) per common share:
Basic	$1.90	$(1.35)	$0.84
Diluted	$1.82	$(1.35)	$0.82
Weighted-average common shares outstanding:
Basic	169,101	94,201	94,251
Diluted	176,925	94,201	96,287

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$321,988	$(126,934)	79,229
Other comprehensive income (loss):
Change in derivative instruments	9,975	(12,730)	(5,585)
Foreign currency translation adjustments	(29,215)	25,690	(4,751)
Comprehensive income (loss), before income tax on other comprehensive income (loss)	302,748	(113,974)	68,893
Income tax provision (benefit) on derivative instruments	1,557	(2,916)	(1,275)
Comprehensive income (loss)	301,191	(111,058)	70,168
Less: Comprehensive loss attributable to non-controlling interests	—	—	(339)
Comprehensive income (loss) attributable to Callaway Golf Company	$301,191	$(111,058)	$70,507
The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$321,988	$(126,934)	$79,229
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	155,822	39,508	34,951
Lease amortization expense	79,952	32,730	30,893
Interest accretion on deemed landlord financing and financing leases	11,566	—	—
Amortization of debt issuance costs	5,297	4,200	3,262
Debt discount amortization	14,049	6,331	—
Inventory step-up on acquisition	—	—	10,885
Impairment loss	—	174,269	—
Deferred taxes, net	8,415	(12,507)	(1,381)
Non-cash share-based compensation	38,685	10,927	12,896
Loss on disposal of long-lived assets	381	336	218
Gain on Topgolf investment	(252,531)	—	—
Gain on conversion of note receivable	—	(1,252)	—
Unrealized net losses on hedging instruments and foreign currency	276	2,750	3,642
Acquisition costs	(16,199)	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	38,185	9,950	(44,476)
Inventories	(177,467)	116,963	(33,952)
Leasing receivables	(22,929)	—	—
Other assets	(51,709)	19,751	(12,124)
Accounts payable and accrued expenses	96,842	(11,484)	34,628
Deferred revenue	24,916	1,313	136
Accrued employee compensation and benefits	53,819	(16,558)	(2,460)
Payments on operating leases	(57,419)	(29,372)	(29,874)
Income taxes receivable/payable, net	8,778	1,979	1,414
Other liabilities	(2,460)	5,338	(1,337)
Net cash provided by operating activities	278,257	228,238	86,550
Cash flows from investing activities:
Cash acquired in merger	171,294	—	—
Capital expenditures	(322,274)	(39,262)	(54,702)
Investments in golf related ventures	(30,000)	(19,999)	(17,897)
Acquisitions, net of cash acquired	—	—	(463,105)
Proceeds from sale of investment in golf-related ventures	19,096	—	—
Proceeds from sales of property and equipment	20	49	38
Net cash used in investing activities	(161,864)	(59,212)	(535,666)
Cash flows from financing activities:
Repayments of long-term debt	(200,693)	(12,437)	(36,685)
Proceeds from issuance of long-term debt	26,175	37,728	493,167
(Repayments of) proceeds from credit facilities, net	(13,034)	(122,450)	105,850
Proceeds from issuance of convertible notes	—	258,750	—
Premium paid for capped call confirmations	—	(31,775)	—
Debt issuance cost	(5,441)	(9,102)	(19,091)
Payment on contingent earn-out obligation	(3,577)	—	—
Repayments of financing leases	(830)	(792)	(706)
Proceeds from lease financing	89,198	—	—
Exercise of stock options	22,270	248	368
Dividends paid	(3)	(1,891)	(3,776)
Acquisition of treasury stock	(38,137)	(22,213)	(28,073)
Purchase of non-controlling interest	—	—	(18,538)
Net cash (used in) provided by financing activities	(124,072)	96,066	492,516
Effect of exchange rate changes on cash and cash equivalents	(752)	(5,639)	(715)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,431)	259,453	42,685
Cash, cash equivalents and restricted cash at beginning of period	366,119	106,666	63,981
Cash, cash equivalents and restricted cash at end of period	$357,688	$366,119	$106,666
Supplemental disclosures:
Cash paid for income taxes, net	$9,383	$3,061	$9,520
Cash paid for interest and fees	$88,604	$34,359	$32,875
Noncash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$18,532	$19,762	$20,656
Accrued capital expenditures at period-end	$50,205	$1,497	$3,128
Financed additions of capital expenditures	$107,135	$—	$—
Issuance of common stock in Topgolf Merger	$2,650,201	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Callaway Golf Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Callaway Golf Company Shareholders' Equity	Non-controlling Interest	Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	95,649	$956	$341,241	$413,799	$(13,700)	(1,138)	$(17,722)	$724,574	$9,734	$734,308
Acquisition of treasury stock	—	—	—	—	—	(1,690)	(28,073)	(28,073)	—	(28,073)
Exercise of stock options	—	—	(560)	—	—	56	928	368	—	368
Compensatory awards released from restriction	—	—	(20,656)	—	—	1,318	20,656	—	—	—
Share-based compensation	—	—	12,896	—	—	—	—	12,896	—	12,896
Stock dividends	—	—	1	(49)	—	3	48	—	—	—
Cash dividends ($0.04 per share)	—	—	—	(3,776)	—	—	—	(3,776)	—	(3,776)
Equity adjustment from foreign currency translation	—	—	—	—	(4,412)	—	—	(4,412)	(339)	(4,751)
Change in fair value of derivative instruments, net of tax	—	—	—	—	(4,310)	—	—	(4,310)	—	(4,310)
Acquisition of non-controlling interests	—	—	(9,322)	—	—	—	—	(9,322)	(9,216)	(18,538)
Net income	—	—	—	79,408	—	—	—	79,408	(179)	79,229
Balance at December 31, 2019	95,649	$956	$323,600	$489,382	$(22,422)	(1,451)	$(24,163)	$767,353	$—	$767,353
Adoption of ASC Topic 326 “Financial Instruments - Credit Losses” ("ASC Topic 326") (Note 4)	—	—	—	(289)	—	—	—	(289)	—	(289)
Acquisition of treasury stock	—	—	—	—	—	(1,181)	(22,213)	(22,213)	—	(22,213)
Exercise of stock options	—	—	(390)	—	—	37	638	248	—	248
Compensatory awards released from restriction	—	—	(19,762)	—	—	1,144	19,762	—	—	—
Share-based compensation	—	—	10,927	—	—	—	—	10,927	—	10,927
Stock dividends	—	—	3	(40)	—	5	37	—	—	—
Cash dividends ($0.02 per share)	—	—	—	(1,891)	—	—	—	(1,891)	—	(1,891)
Equity adjustment from foreign currency translation	—	—	—	—	25,690	—	—	25,690	—	25,690
Change in fair value of derivative instruments, net of tax	—	—	—	—	(9,814)	—	—	(9,814)	—	(9,814)
Equity component of convertible notes, net of issuance costs and tax	—	—	57,080	—	—	—	—	57,080	—	57,080
Premiums paid for capped call confirmations, net of tax	—	—	(24,513)	—	—	—	—	(24,513)	—	(24,513)
Net loss	—	—	—	(126,934)	—	—	—	(126,934)	—	(126,934)
Balance at December 31, 2020	95,649	$956	$346,945	$360,228	$(6,546)	(1,446)	$(25,939)	$675,644	$—	$675,644
Common stock issued in Topgolf merger	89,776	898	2,649,303	—	—	—	—	2,650,201	—	2,650,201
Fair value of replacement awards converted in Topgolf merger (Note 17)	—	—	33,051	—	—	—	—	33,051	—	33,051
Common stock issued for replacement restricted stock awards	188	2	(2)	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	353	—	—	(1,380)	(38,490)	(38,137)	—	(38,137)
Exercise of stock options	520	6	1,777	—	—	916	20,487	22,270	—	22,270
Compensatory awards released from restriction	39	—	(18,532)	—	—	949	18,532	—	—	—
Share-based compensation	—	—	38,685	—	—	—	—	38,685	—	38,685
Stock dividends	—	—	24	(48)	—	1	24	—	—	—
Cash dividends ($0.01 per share)	—	—	—	(3)	—	—	—	(3)	—	(3)
Equity adjustment from foreign currency translation	—	—	—	—	(29,215)	—	—	(29,215)	—	(29,215)
Change in fair value of derivative instruments, net of tax	—	—	—	—	8,418	—	—	8,418	—	8,418
Net income	—	—	—	321,988	—	—	—	321,988	—	321,988
Balance, December 31, 2021	186,172	$1,862	$3,051,604	$682,165	$(27,343)	(960)	$(25,386)	$3,682,902	$—	$3,682,902

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company
Callaway Golf Company (the “Company,” “Callaway” or “Callaway Golf”), a Delaware corporation, together with its wholly-owned subsidiaries, is a modern golf and active lifestyle leader that provides world-class golf entertainment experiences, designs and manufactures premium golf equipment, and sells golf and active lifestyle apparel and other accessories through its family of brand names which include Topgolf International, Inc. ("Topgolf"), Callaway Golf, Odyssey, OGIO, TravisMathew and Jack Wolfskin.
On March 8, 2021, the Company completed a merger with Topgolf in an all-stock transaction. Under Topgolf, the Company operates state-of-the-art open-air golf and entertainment venues worldwide which provide consumers of all skill-levels an opportunity to participate in a "gamified" version of the sport of golf in an off-course setting utilizing innovative ball-tracking technology.
Under its various brand names, the Company designs and manufactures high quality golf clubs and golf balls, as well as premium golf, lifestyle and outdoor apparel, gear and accessories. The Company's family of products are sold in over 120 countries worldwide to a variety of wholesale customers and directly to consumers. The Company also licenses its trademarks and service marks to third parties in exchange for a royalty fee.
The Company's products and brands are reported under three operating segments: Topgolf, which includes the operations of the Company's Topgolf business; Golf Equipment, which includes the operations of the Company's golf clubs and golf balls business; and Apparel, Gear and Other, which includes the operations of the Company's soft goods business marketed under the Callaway, TravisMathew and Jack Wolfskin brand names.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s Topgolf subsidiary operates on a 52- or 53-week fiscal year ending on the Sunday closest to December 31. As such, the Topgolf financial information included in the Company's consolidated financial statements for the year ended December 31, 2021 is from March 8, 2021 through January 2, 2022. Additionally, based on the Company's assessment of the combined business, the Company modified the presentation of its consolidated statements of operations for the year ended December 31, 2021 and 2020. For further information about the merger with Topgolf, see Note 6.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include determining the nature and timing of satisfaction of performance obligations as it relates to revenue recognition, the valuation of share-based awards, recoverability of long-lived assets, assessing the fair value of acquired assets and liabilities, assessing intangible assets and goodwill for impairment, determining the incremental borrowing rate for operating and financing leases, in addition to provisions for warranty, expected credit losses, inventory obsolescence, sales returns, future price concessions, and tax contingencies and valuation allowances as well as the estimated useful lives of property, plant and equipment and acquired intangible assets. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or as new information becomes available.
Recent Accounting Standards
In July 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-05, “Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments” which requires lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in Topic 842; and (2) the lessor would have otherwise recognized a day-one loss. The amendments are effective for annual periods beginning after December 15, 2021 with early adoption permitted. The adoption of this ASU will not impact the Company's consolidated financial statements.
In August 2020, FASB issued ASU No. 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity." This ASU simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. Also, this ASU requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The Company has convertible notes with a cash conversion feature that was recognized in equity at the time of issuance (Note 7). As such, the Company will adopt this ASU as of January 1, 2022 under the modified retrospective method of transition. Upon adoption, the Company will (1) derecognize the portion of the cash conversion feature that was accounted for in equity in addition to the remaining unamortized debt discount balance; (2) record a cumulative adjustment in beginning retained earnings representing the reversal of the debt discount amortization recorded in interest expense in prior periods; (3) reclassify the debt issuance costs recorded in equity as an offset to the convertible notes liability, as well as recognize a cumulative adjustment in beginning retained earnings representing the amortization that would have been recognized as interest expense in prior periods; and (4) derecognize the deferred tax liability accounted for in equity and record a cumulative adjustment in beginning retained earnings representing the tax benefit recognized in prior periods. Combined, these adjustments will result in a reduction in additional paid-in capital of $57,080,000, an increase to the convertible debt liability of $57,938,000, a decrease in the deferred tax liability of $13,239,000 and an increase in beginning retained earnings of $12,381,000. In addition, in periods when net income is reported, the Company will use the if-converted method for calculating diluted earnings per share, which will increase net income by the interest expense recognized during the period in connection with the convertible notes, and the diluted share count by approximately 14,700,000 shares.
Adoption of New Accounting Standards
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606. The amendments in this update are effective for fiscal years beginning after December 15, 2022, with early adoption permitted for public organizations whose financial statements have not yet been issued. The Company early adopted this guidance during the year ended December 31, 2021, and derecognized a $3,600,000 deferred revenue haircut with a corresponding increase to Goodwill on its consolidated balance sheet as of December 31, 2021, which was previously included in the liabilities assumed in connection with the Topgolf merger as of March 8, 2021. The Company subsequently recognized $1,300,000 of this deferred revenue in its consolidated statement of operations for the year ended December 31, 2021.
The Company adopted ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The Company has elected to apply the hedge accounting expedients related to the probability and the assessments of effectiveness of LIBOR-indexed cash flow hedges upon a change in the critical terms of the derivative or the hedged transactions, and upon the end of relief under Topic 848. The Company has elected to continue the method of assessing effectiveness as documented in the original hedge documentation and elects to apply the expedient in Topic 848, which allows the reference rate on the hypothetical derivative to match the reference rate on the hedging instrument. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements and disclosures.

The Company adopted ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This ASU removes specific exceptions to the general principles in Accounting Standards Codification ("ASC") Topic 740, "Accounting for Income Taxes" and simplifies certain U.S. GAAP requirements. This ASU did not have a material impact on the Company's consolidated financial statements or disclosures.
Significant Accounting Policies
Revenue Recognition
The Company accounts for revenue recognition of products and services in accordance with ASC Topic 606, “Revenue Recognition” (“ASC Topic 606”), "Revenue from Contracts with Customers." See Note 4.
Products Revenue
The Company recognizes revenue from the sale of its golf clubs, golf balls, lifestyle and outdoor apparel, gear and accessories and golf apparel and accessories when it satisfies a performance obligation to a customer, and transfers control of the products ordered to the customer. Control transfers when products are shipped, and in certain cases, when products are received by customers under certain contract terms. In addition, the Company recognizes revenue at the point of sale on transactions with consumers at its retail locations and retail shops within Topgolf locations. Sales taxes, value added taxes and other taxes that are collected in connection with revenue transactions are withheld and remitted to the respective taxing authorities. As such, these taxes are excluded from revenue. The Company elected to account for shipping and handling as activities to fulfill the promise to transfer the good. Therefore, shipping and handling fees that are billed to customers are recognized in revenue and the associated shipping and handling costs are recognized in cost of products as soon as control of the goods transfers to the customer.
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
The Company's food and beverage revenue is recognized at the time of sale. Event deposits received from guests attributable to food and beverage purchases are deferred and recognized as revenue when the event is held. Food and beverage revenues are presented net of discounts. All sales taxes collected from guests are excluded from revenue in the consolidated statements of operations and the obligation is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets until the taxes are remitted to the appropriate taxing authorities.
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
Variable Consideration
The Company offers certain discounts and promotions on its products and services. The amount of revenue the Company recognizes is based on the amount of consideration it expects to receive from customers. The amount of consideration is the sales price adjusted for estimates of variable consideration, including sales returns, discounts, and allowances as well as sales programs, sales promotions and price concessions that are offered by the Company as described below. These estimates are based on the amounts earned or to be claimed by customers on the related sales and are therefore recorded to the respective net revenue, trade accounts receivable, and sales program liability accounts.
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
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product's life cycle of approximately two years, and price concessions or price reductions are generally offered at the end of the product's life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to product revenues using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates and adjusts the rate as deemed necessary to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate during the years ended December 31, 2021, 2020 and 2019. Historically, the Company's actual amount of variable consideration related to these sales programs has not been materially different from its estimates.
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
Venue Pre-Opening Costs
Pre-opening costs primarily include costs associated with activities prior to the opening of a new Company-operated venue and consist of, but are not limited to, labor, rent, occupancy costs, travel and marketing expenses. Pre-opening costs fluctuate based on the timing, size and location of new Company-operated venues.
Selling, General and Administrative Expenses (SG&A)
SG&A expenses are comprised primarily of employee costs, advertising and promotional costs, tour expenses, legal and professional fees, travel expenses, building and rent expenses, depreciation charges (excluding those related to manufacturing, distribution and venue operations), amortization of intangible assets, and other miscellaneous expenses.
Research and Development Expenses
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
Advertising Costs
The Company's primary advertising costs include television, print, Internet, and media placement. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for the years ended December 31, 2021, 2020 and 2019 were $108,399,000, $83,361,000 and $93,331,000, respectively, which is recognized within SG&A expenses on the accompanying consolidated statement of operations.
Cash, Cash Equivalents and Restricted Cash
Cash equivalents are highly liquid investments purchased with original maturities of three months or less. Restricted cash is primarily comprised of deposits associated with gift cards as required under certain statutory mandates, and lender impound reserve accounts for the development of one of the Company’s venues. Long-term restricted cash is included in other assets on the accompanying consolidated balance sheet as of December 31, 2021. The Company had no restricted cash as of December 31, 2020. The following is a summary of cash, cash equivalents and restricted cash as of December 31, 2021 and December 31, 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Cash and cash equivalents	$352,221	$366,119
Restricted cash, short-term	1,164	—
Restricted cash, long-term	4,303	—
Total cash, cash equivalents and restricted cash	$357,688	$366,119
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
Buildings capitalized in conjunction with Deemed Landlord Financing ("DLF") obligations where the Company is deemed to be the accounting owner are depreciated, less residual value, over the shorter of 40 years or the lease term.

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
In accordance with ASC Topic 350-40, “Internal-Use Software,” the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Costs incurred in the preliminary project stage are expensed. All direct external costs and internal direct labor costs incurred to develop internal-use software during the development stage are capitalized and depreciated using the straight-line method over the remaining estimated useful lives. Costs such as maintenance and training are expensed as incurred. In accordance with ASC Topic 985-20, “Costs of Software to Be Sold, Leased, or Marketed,” costs incurred to establish the technological feasibility of software to be sold, leased, or otherwise marketed are expensed and recorded in research and development expense on the consolidated statements of operations. Once technological feasibility is established, costs are capitalized until the product is available for general use and then depreciated over the estimated useful life. The Company's Internal-Use Software balance as of December 31, 2021 and 2020 was $81,616,000 and $42,082,000, respectively.
The Company recorded depreciation expense of $142,781,000, $34,388,000, and $30,085,000 for the years ended December 31, 2021, 2020, and 2019, respectively.
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
In certain venue leasing arrangements, due to the Company’s involvement in the construction of leased assets, the Company is considered the owner of the leased assets for accounting purposes. In such cases, in addition to capitalizing the Company’s construction costs, the Company capitalizes the construction costs funded by the landlord related to its leased premises and recognizes a corresponding liability for those costs as construction advances during the construction period. At the end of the construction period, the Company applies sale and leaseback guidance to determine whether the underlying asset should be derecognized. When the application of the sale and leaseback guidance results in a sale, the asset and liability on the Company’s balance sheet are derecognized. When the application of the sale and leaseback guidance results in a failed sale, the asset remains on the Company’s balance sheet and is depreciated over its respective useful life or the lease term, whichever is shorter, and the liability is accounted for as a DLF obligation. These DLF obligations are generally non-cancelable leases with initial terms of 20 years containing various renewal options following the initial term and escalation clauses that increase the payments over the lease term.
With respect to the Company’s Toptracer operations, the Company enters into non-cancelable license agreements that provide software and hardware to driving ranges and golf courses. These license agreements provide the customer the right to use Company-owned software and hardware products for a specified period generally ranging from three to five years. The software and hardware are a distinct bundle of goods that are highly interrelated. At the inception of the arrangement, lease classification is assessed, which generally results in the license agreements being classified as sales-type leases. Upon lease commencement for sales-type leases, revenue is recognized for the software and hardware as a single component, and a leasing receivable is recorded consisting of the present value of payments over the non-cancelable term. Interest income on the leasing receivable is recognized over the lease term. The Company manages its risk on its sales-type leases through pricing and the terms of the leases. Any equipment returned to the Company as a result of a cancellation of a lease may be leased or sold to other customers, therefore risk associated with the Company’s sales-type leases is considered minimal.
Long-Lived Assets and Finite-Lived Intangible Assets
The Company assesses potential impairments of its long-lived assets, namely property, plant and equipment and ROU assets, and acquired intangible assets that are subject to amortization, such as acquired customer and distributor relationships, in accordance with ASC Topic 360 “Impairment or Disposal of Long-Lived Assets” ("ASC Topic 360") whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. An impairment charge would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.
Goodwill and Intangible Assets
The Company's intangible assets, which are comprised of goodwill, trade names, trademarks, service marks, trade dress, customer and distributor relationships, and other intangible assets were acquired in connection with the acquisitions of Odyssey Sports, Inc., FrogTrader, Inc., OGIO, TravisMathew, Jack Wolfskin, Topgolf, and certain foreign distributors.
Costs related to the development, maintenance or renewal of internally developed intangible assets that are inherent in the Company's continuing business that were not acquired as a part of a business combination or asset acquisition, are expensed as incurred.
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
During 2020, due to the significant disruptions caused by the COVID-19 pandemic on the Company's operations, the Company performed a qualitative assessment considering the macroeconomic conditions caused by the COVID-19 pandemic, and the potential impact on the Company's sales and operating income for the remainder of fiscal 2020 and potentially beyond. As a result, the Company determined that there were indicators of impairment, and proceeded with a quantitative assessment to test the recoverability of goodwill for all of its reporting units, in addition to the recoverability of indefinite-lived intangible assets, consisting primarily of the trade names and trademarks associated with the Company's brands. Based on this assessment, the Company determined that the fair values of the Jack Wolfskin reporting unit and the Jack Wolfskin trade name were less than their carrying values. As a result the Company recognized impairment losses to write-off the goodwill associated with the Jack Wolfskin reporting unit and write-down the trade name associated with the Jack Wolfskin brand name to its new estimated fair value. For further discussion, see Note 9.
Intangible assets that are determined to have definite lives are amortized over their estimated useful lives and are measured for impairment in accordance with ASC Topic 360 as discussed above, only when events or circumstances indicate the carrying value may be impaired. See Note 9 for further discussion of the Company’s intangible assets.

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
Derivatives and Hedging
In order to mitigate the impact of foreign currency translation on transactions and changes in interest rates, the Company uses foreign currency forward contracts and interest rate hedge contracts that are accounted for as designated and non-designated hedges pursuant to ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”). ASC Topic 815 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measure those instruments at fair value and recognize changes in fair value in earnings in the period of change unless the derivative qualifies as designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Derivatives that are not elected for hedge accounting treatment are recorded immediately in earnings.
The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy. See Note 19 for further discussion of the Company's financial instruments.
Share-Based Compensation
The Company may grant restricted stock units and awards, performance based awards, stock options and stock appreciation rights, and other equity based awards to its officers, employees, consultants and other non-employees who provide services to the Company under its stock incentive plans, The Company accounts for its share-based compensation arrangements in accordance with ASC Topic 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation expense, less a reduction for estimated forfeitures, for all share-based payment awards to employees and non-employees based on estimated fair values. Estimated forfeitures are based on historical forfeiture trends. If actual forfeiture rates are not consistent with the Company’s estimates, the Company may be required to increase or decrease compensation expenses in future periods. Stock awards subject to the achievement of performance measures are accounted for under ASU No. 2014-12, "Compensation—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period."
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
Performance Based Awards
The Company grants performance based awards ("PRSUs") in which the number of shares ultimately received depends on the Company's performance against specified metrics that are measured from the grant date through the performance period end. Performance measures include adjusted earnings before interest, taxes, depreciation, amortization ("EBITDA"), earnings per share ("EPS"), adjusted pre-tax income ("APTI") and total shareholder return ("rTSR"). The performance period for these awards ranges from three to five years from the date of grant. Performance based awards based on EBITDA, EPS and APTI are initially valued at the Company's closing stock price on the date of grant. The grant date fair value of the PRSUs tied to rTSR is based on a fixed value derived from a Monte Carlo simulation, which utilizes the stock volatility, dividend yield and market correlation of the Company and the Company's peer group, and on the probable achievement of 100% of the rTSR performance goals as determined on the date of grant. Compensation expense for all performance based awards is recognized, net of an estimate for forfeitures, on a straight-line basis over a vesting period of three to five years, and is adjusted according to the anticipated cumulative performance level of achievement over the performance period relative to the grant, which ranges from 0% to 200% of the participant's target award. If the performance goals are not probable of achievement during the performance period, compensation expense is reversed. Awards that do not achieve the minimum cumulative performance threshold over the performance period are forfeited at the end of the specified performance period.
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
See Note 17 for further discussion of the Company's share based compensation.
Income Taxes
Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed pursuant to ASC Topic 740, “Income Taxes” (“ASC Topic 740”), and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. In accordance with the applicable accounting rules, the Company maintains a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions. For further information, see Note 14.
Pursuant to ASC Topic 740, the Company is required to accrue for the estimated additional amount of taxes for uncertain tax positions if it is deemed to be more likely than not that the Company would be required to pay such additional taxes. The Company is required to file federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company accrues an amount for its estimate of additional tax liability, including interest and penalties in income tax expense, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available. Historically, additional taxes paid as a result of the resolution of the Company’s uncertain tax positions have not been materially different from the Company’s expectations. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For further information, see Note 14.
Other Income, Net
Other income, net primarily includes gains and losses on foreign currency forward contracts, cross-currency swap contracts and foreign currency transactions. The components of other income, net are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Foreign currency forward contract gain, net	$14,413	$2,910	$6,947
Foreign currency transaction gain (loss), net	(6,368)	9,024	(5,838)
Settlement of cross-currency swap contract (See Note 20)	—	11,046	—
Other	916	1,989	485
	$8,961	$24,969	$1,594
Concentration of Risk
On a consolidated basis, no single customer accounted for more than 10% of the Company’s consolidated revenues in 2021, 2020 or 2019. The Company's top five customers accounted for approximately 13% of the Company's consolidated revenues in 2021, 20% in 2020, and 18% in 2019.
The Company's top five customers specific to the Golf Equipment and Apparel, Gear and Other operating segments represented the following as a percentage of each segment's total net revenues:
•Golf Equipment customers accounted for approximately 24%, 25% and 23% of total consolidated Golf Equipment sales in 2021, 2020, and 2019, respectively; and
•Apparel, Gear and Other customers accounted for approximately 17%, 12% and 11% of total consolidated Apparel, Gear and Other sales in 2021, 2020, and 2019, respectively.
With respect to the Company's trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. At December 31, 2021 and 2020, one customer represented 11% and 16%, respectively, of the Company’s outstanding accounts receivable balance.
Of the Company’s total net revenues, approximately 34%, 51% and 54% were derived from sales outside of the United States in 2021, 2020 and 2019, respectively. As a result of this international business, the Company is exposed to increased risks inherent in conducting business outside of the United States, including (i) adverse changes in foreign currency exchange rates (discussed further below); (ii) increased difficulty in protecting the Company's intellectual property rights and trade secrets; (iii) unexpected government action or changes in legal or regulatory requirements; (iv) social, economic weakness, including inflation, or political instability; (v) increased difficulty in ensuring compliance by employees, agents and contractors with the Company’s policies as well as with the laws of multiple jurisdictions; (vi) increased difficulty in controlling and monitoring foreign operations from the United States; and (vii) increased exposure to interruptions in air carrier or ship services.
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
Note 3. Leases
Sales-Type Leases
With respect to the Company's Toptracer operations, the Company enters into non-cancelable license agreements that provide software and hardware to driving ranges and hospitality and entertainment venues, which are classified as sales-type leases.
Leasing revenue attributed to sales-type leases was $34,116,000 for the year ended December 31, 2021 and are included in services revenues within the consolidated statement of operations. There were no revenues attributed to sales-type leases for the years ended December 31, 2020 and 2019. Leasing revenue attributed to sales-type leases consists of the selling price and interest income as follows (in thousands):

December 31, 2021
Sales-type lease selling price(1)	$29,789
Cost of underlying assets	(11,862)
Operating profit	$17,927

Interest income	$4,327
____________
(1)     Selling price is equal to the present value of lease payments over the non-cancelable term.
Leasing receivables related to the Company’s net investment in sales-type leases are as follows (in thousands):

	Balance Sheet Location	December 31, 2021
Leasing receivables, net - short-term	Other current assets	$12,843
Leasing receivables - long-term	Other assets	44,080
		$56,923
Operating and Finance Leases
As a lessee, the Company leases office space, manufacturing plants, warehouses, distribution centers, Company-operated Topgolf venues, vehicles, and equipment, as well as retail and/or outlet locations related to the TravisMathew and Jack Wolfskin businesses and the apparel business in Japan. See Note 1 for the Company’s significant accounting polices related to its leasing activities
In response to the COVID-19 pandemic, the Company received certain rent concessions in the form of deferments and abatements on a few of its operating leases. The Company opted to not modify these leases in accordance with the FASB Staff Q&A: ASC Topic 842 and ASC Topic 840: "Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic" issued in April 2020, and account for these concessions as if they were made under the enforceable rights included in the original agreement. Rent deferments were recorded as a payable and paid at a later negotiated date. Rent abatements were recognized as reductions in rent expense over the periods covered by the abatement period. The Company received rent deferments of $687,000, which were recorded in accounts payable and accrued expenses in the Consolidated Balance Sheet as of December 31, 2020, and rent abatements of $1,435,000 which were recorded as reductions in rent expense in the Consolidated Statements of Operations for the year ended December 31, 2020. As of December 31, 2021 the Company recorded rent deferments of $3,853,000 of which $3,224,000 was recorded in accrued expenses, and $629,000 was recorded in other long-term liabilities in the consolidated balance sheets. There were no material rent abatements recorded for the year ended December 31, 2021.

Supplemental balance sheet information related to leases is as follows (in thousands):

		December 31,
	Balance Sheet Location	2021	2020
Operating leases:
ROU assets, net	Operating lease right-of-use assets, net	$1,384,501	$194,776
Lease liabilities, short-term	Operating lease liabilities, short-term	$72,326	$29,579
Lease liabilities, long-term	Operating lease liabilities, long-term	$1,385,364	$177,996

Finance Leases:
ROU assets, net,	Other assets	$129,500	$1,003
Lease liabilities, short-term	Accounts payable and accrued expenses	$1,838	$252
Lease liabilities, long-term	Long-term other	$132,461	$447
The components of lease expense are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease costs	$146,286	$42,520	$38,449
Financing lease costs:
Amortization of right-of-use assets	3,182	870	845
Interest on lease liabilities	4,542	47	83
Total financing lease costs	7,724	917	928
Variable lease costs	6,511	2,473	4,361
Total lease costs	$160,521	$45,910	$43,738
Other information related to leases was as follows (in thousands):

	December 31,
Supplemental Cash Flows Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$123,637	$39,774
Operating cash flows from finance leases	$2,802	$47
Operating cash flows from DLF leases	$17,695	$—
Financing cash flows from finance leases	$830	$792

Lease liabilities arising from new ROU assets:
Operating leases	$19,625	$65,547
Finance leases	$52,742	$139

Weighted average remaining lease term (years):
Operating leases	14.1	9.8
Finance leases	36.2	3.0

Weighted average discount rate:
Operating leases	5.3%	5.3%
Finance leases	5.3%	3.9%

Future minimum lease obligations as of December 31, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
2022	$138,725	$15,035
2023	136,064	15,688
2024	133,406	15,429
2025	130,883	15,241
2026	125,796	15,575
Thereafter	1,230,228	629,948
Total future lease payments	1,895,102	706,916
Less: imputed interest	437,412	572,617
Total	$1,457,690	$134,299
Lease payments exclude $1,518,384,000 related to 14 non-cancelable leases that have been signed as of December 31, 2021 but have not yet commenced. The Company's minimum capital commitment related to leases, net of amounts reimbursed by third-party real estate financing partners, was approximately $66,000,000 as of December 31, 2021. As the Company is actively involved in the construction of these properties, the Company recorded $208,134,000 in construction costs within property, plant and equipment as of December 31, 2021. Additionally, as of December 31, 2021, the Company recorded $22,943,000 in construction advances from the landlord in connection with properties, which is included on the Company's consolidated balance sheet as of December 31, 2021. The Company will determine the lease classification for properties currently under construction at the end of the construction period. The initial base term upon the commencement of these leases is generally 20 years.
Financing Obligations (Deemed Landlord Financing Obligations)
During 2021, the Company accounted for 29 DLF obligations, each of which represented a failed sale following the application of sale-leaseback criteria within ASC Topic 842, “Leases”. As of December 31, 2021, the Company was the accounting owner of a total of 15 buildings under DLF obligations of which the net book value included in property, plant and equipment on the consolidated balance sheet related to these buildings totaled $521,361,000. DLF obligations included in property, plant and equipment are offset by total DLF obligation liabilities of $461,537,000 on the Company's consolidated balance sheet as of December 31, 2021. Buildings capitalized in conjunction with DLF obligations are depreciated, less residual value, over 40 years or over their estimated useful life, whichever is shorter.
Supplemental balance sheet information related to DLF obligations is as follows (in thousands):

	Balance Sheet Location	December 31, 2021
DLF obligation liabilities, short-term	Accrued expenses	$903
DLF obligation liabilities, long-term	Deemed landlord financing, long-term	$460,634

The components of DLF obligation expenses are as follows (in thousands):

	Income Statement Location	December 31, 2021
Amortization of DLF obligations	Amortization expense	$5,707
Interest on DLF obligations	Interest expense, net	28,039
Total DLF contracts expenses		$33,746
Payments on DLF obligations represent payments related to interest accretion for the year ended December 31, 2021.

Supplemental Cash Flows Information (dollars in thousands)	December 31, 2021
Operating cash outflows from DLF obligations	$17,695

Weighted average remaining term (years)	39.0
Weighted average discount rate	9.2%
Future minimum financing obligations related to DLF obligations as of December 31, 2021 were as follows (in thousands):

2022	$33,337
2023	36,403
2024	37,585
2025	37,961
2026	38,930
Thereafter	1,916,536
Total future payments	2,100,752
Less: imputed interest	1,639,215
Total	$461,537

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
The Company has three operating and reportable segments, namely the Topgolf operating segment, the Golf Equipment operating segment and the Apparel, Gear and Other operating segment. On March 8, 2021, the Company completed its merger with Topgolf. The Company’s results of operations, therefore, include the operations of Topgolf from that date forward. Topgolf contributed $1,087,671,000 in net revenues for the year ended December 31, 2021 which includes approximately ten months of revenues since the completion of the merger.

The following table presents the Company's revenue disaggregated by major category and operating and reportable segment (in thousands):

	Year Ended December 31, 2021
	Topgolf	Golf Equipment	Apparel, Gear & Other	Total
Venues	$1,014,106	$—	$—	$1,014,106
Other business lines	73,565	—	—	73,565
Golf clubs	—	994,479	—	994,479
Golf balls	—	234,696	—	234,696
Apparel	—	—	490,872	490,872
Gear, accessories & other	—	—	325,729	325,729
	$1,087,671	$1,229,175	$816,601	$3,133,447

	Year Ended December 31, 2020
	Golf Equipment	Apparel, Gear & Other	Total
Golf clubs	$787,072	$—	787,072
Golf balls	195,603	—	195,603
Apparel	—	349,272	349,272
Gear, accessories & other	—	257,513	257,513
	$982,675	$606,785	$1,589,460

	Year Ended December 31, 2019
	Golf Equipment	Apparel, Gear & Other	Total
Golf clubs	$768,310	$—	$768,310
Golf balls	210,863	—	210,863
Apparel	—	410,712	410,712
Gear, accessories & other	—	311,178	311,178
	$979,173	$721,890	$1,701,063
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

The following table summarizes revenue by geographical areas in which the Company operates (in thousands):

	Years Ended December 31,
	2021	2020	2019
Revenue by Major Geographic Region:
United States	$2,067,070	$778,600	$788,232
Europe	499,533	372,957	428,628
Japan	243,848	212,055	246,260
Rest of world	322,996	225,848	237,943
	$3,133,447	$1,589,460	$1,701,063

Product Sales
The Company recognizes revenue from the sale of its products when it satisfies the terms of a performance obligation from a customer, and transfers control of the products ordered to the customer. Control transfers when products are shipped, and in certain cases, when products are received by customers. In addition, the Company recognizes revenue at the point of sale on transactions with consumers at its retail locations. Sales taxes, value added taxes and other taxes that are collected in connection with revenue transactions are withheld and remitted to the respective taxing authorities. As such, these taxes are excluded from revenue. The Company elected to account for shipping and handling as activities to fulfill the promise to transfer the good. Therefore, shipping and handling fees that are billed to customers are recognized in revenue and the associated shipping and handling costs are recognized in cost of goods sold as soon as control of the goods transfers to the customer.
The Topgolf operating segment contributed $12,946,000 in product sales for the year ended December 31, 2021 which are included within the consolidated statements of operations, which include sales of golf clubs, golf balls, apparel and equipment.
Royalty Income
Royalty income is recognized over time in net revenues as underlying product sales occur, subject to certain minimum royalties, in accordance with the related licensing agreements. Royalty income is included in the Company's Apparel, Gear and Other and Topgolf operating segments. Total royalty income for the years ended December 31, 2021, 2020 and 2019 was $68,151,000, $21,838,000 and $22,455,000 respectively.
The Apparel, Gear and Other operating segment includes royalty income from licensing agreements of $30,884,000, $21,838,000 and $22,445,000 for the years ended December 31, 2021, 2020, and 2019, respectively. The Topgolf operating segment includes royalty income from leasing agreements primarily related to Toptracer installations of $37,267,000 for the year ended December 31, 2021.
Deferred Revenue
The Company's deferred revenue balance has historically included revenues from the sale of gift cards. Revenues from gift cards are deferred and recognized when the cards are redeemed. In connection with the merger with Topgolf, completed on March 8, 2021, the Company acquired deferred revenue of $66,196,000 associated with event deposits, memberships, prepaid sponsorships, virtual currency and game credits related to the WGT digital golf game, and gift cards, which are recognized as revenue either over the estimated life of a customer’s membership, historical currency/credit usage trends, when redeemed or once the event or sponsorship occurs, as applicable.
The Company's deferred revenue balance as of December 31, 2020 was $2,546,000, which primarily included deferred revenue from gift cards. During the year ended December 31, 2021, the Company recognized revenues of $370,472,000, which was primarily related to the redemption of event deposits and gift cards at Topgolf, which are typically recognized within a twelve month period of receipt. During the years ended December 31, 2020 and 2019 the Company recognized revenues of $2,840,000 and $3,031,000, respectively, which was primarily related to breakage and unredeemed gift cards. Within the amounts noted as recognized deferred revenue, the Company recognized $32,292,000, $2,840,000, and $3,031,000 of deferred gift card revenue during the years ended December 31, 2021, 2020, and 2019, respectively. Additionally, as of December 31, 2021 and 2020 the Company had $41,967,000 and $2,546,000, respectively, in accrued deferred revenue related to gift cards in accounts payable and accrued expenses on the accompanying consolidated balance sheets. As of December 31, 2021, the Company's balance for deferred revenue was $93,873,000.
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
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product's life cycle, which varies from two to three years, and price concessions or price reductions are generally offered at the end of the product's life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to net revenues using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates, and adjusts the rate as deemed necessary in order to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate related to the short-term sales program incentives during the year ended December 31, 2021. Historically, the Company's actual amount of variable consideration related to these sales programs has not been materially different from its estimates.
The Company records an estimate for anticipated returns as a reduction of product revenues and cost of products, and accounts receivable, in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also offers certain customers sales programs that allow for specific returns. The Company records a sales return liability as an offset to accounts receivable for anticipated returns related to these sales programs at the time of sale based on the terms of the sales program. The cost recovery of inventory associated with this reserve is accounted for in other current assets. The Company's balance for cost recovery was $25,947,000 and $24,112,000 as of December 31, 2021 and 2020, respectively. The Company's provision for the sales return liability will fluctuate with the seasonality of the business, while actual sales returns are generally more heavily weighted toward the back half of the year as the golf season comes to an end. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates.
The following table provides a reconciliation of the activity related to the Company’s sales return reserve (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$43,986	$29,043	$24,522
Provision	91,007	106,178	95,094
Sales returns	(87,634)	(91,235)	(90,573)
Ending balance	$47,359	$43,986	$29,043

Note 5. Estimated Credit Losses
The Company's trade accounts receivable are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses, as well as reserves related to product returns and sales programs as described in Note 4. Under ASC Topic 326, the “expected credit loss” model replaces the “incurred loss” model and requires consideration of a broader range of information to estimate expected credit losses over the life of the asset. The Company's prior methodology for estimating credit losses on trade accounts receivable did not differ significantly from the new requirements of ASC Topic 326. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. An estimate of credit losses for the remaining customers in the aggregate is based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customers' financial condition, all of which are subject to change. Additionally, the Company’s monitoring activities now considers future reasonable and supportable forecasts of economic conditions to adjust all general reserve percentages as necessary. Balances are written-off when determined to be uncollectible.
Actual uncollected amounts have historically been consistent with the Company’s expectations. The Company's payment terms on its receivables from customers are generally 60 days or less.
The following table provides a reconciliation of the activity related to the Company’s allowance for estimated credit losses (in thousands):

	Years Ended December 31,
	2021	2020	2019
Beginning balance	$8,841	$5,992	$5,610
Adjustment due to the adoption of ASC Topic 326	—	289	—
(Benefit) provision for credit losses	(337)	2,924	1,107
Write-off of uncollectible amounts, net of recoveries	(2,299)	(364)	(725)
Ending balance	$6,205	$8,841	$5,992

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
Pursuant to the terms of the Merger Agreement, at the closing of the merger, the Company issued approximately 89,776,000 unrestricted and fully vested shares of its common stock to the stockholders of Topgolf (excluding approximately 12,330,000 shares of the Company’s common stock that would have been allocated to the Company in the merger based on the shares of Topgolf held by the Company) for 100% of the outstanding equity of Topgolf, at an exchange ratio based on an equity value of Topgolf of $1,987,000,000 (or $1,748,000,000 excluding Topgolf shares that were held by the Company) and a price per share of the Company's common stock fixed at $19.40 per share (the “Callaway Share Price”). The actual purchase consideration upon the closing of the merger of $3,014,174,000 (or $2,650,201,000 excluding Topgolf shares that were held by the Company) was based on the number of shares of the Company’s common stock issued, multiplied by the closing price of $29.52 of the Company's common stock on March 8, 2021. Additionally, the Company converted certain stock options previously held by former equity holders of Topgolf into options to purchase a number of shares of Callaway common stock, and certain outstanding restricted stock awards of Topgolf, into approximately 188,000 shares of Callaway common stock (together, the "replacement awards"). The Company included $33,051,000 in the consideration transferred in the merger for these replacement awards, which represents the fair value of the vested portion the replacement awards. The unvested portion of these replacement awards related to future services that will be rendered in the post-combination period will be recognized as compensation expense over the remaining vesting period (see Note 16). In addition, the Company converted issued and outstanding warrants to purchase certain preferred shares of Topgolf into a warrant to purchase a number of shares of Callaway common stock. The fair value of the consideration transferred in the merger related to these warrants totaled $1,625,000. The purchase consideration, together with the fair value of the consideration transferred for outstanding stock awards and warrants totaled $3,048,850,000.
The Company previously held approximately 14.3% of Topgolf's outstanding shares. Immediately following the closing of the merger, the Company's stockholders as of immediately prior to the merger owned approximately 51.3% of the outstanding shares of the combined company, and former Topgolf stockholders, other than Callaway, owned approximately 48.7% of the outstanding shares of the combined company.
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
The allocation of the purchase price presented below was based on management's preliminary estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including income, cost and market approaches. These valuation techniques incorporate the use of expected future revenues, cash flows and growth rates as well as estimated discount rates. Current and noncurrent assets and liabilities are valued at historical carrying values, which approximates fair value, except as described below. The trade name was valued under the royalty savings income approach method, which is equal to the present value of the after-tax royalty savings attributable to owning the trade name as opposed to paying a third party for its use. For this valuation the Company used a royalty rate of 2.5%, which is reflective of royalty rates paid in market transactions, and a discount rate of 7.0% to 8.5% on the future cash flows generated by the net after-tax savings. The fair value of the Topgolf hitting bays, Toptracer ball-tracking technology and the WGT digital game was based on a combination of valuation methodologies, including the residual net income approach, royalty savings income approach and the cost approach. The Company utilized the options pricing model and revenue multiples of comparable companies to determine the fair value of the investment in Full Swing. Customer relationships and liquor licenses were valued using the replacement cost method. The Company amortizes the fair value of the finite-lived intangibles, which include technology and customer relationships, over a period ranging between one and ten years. The estimated fair value of operating leases was determined based on current market terms, which resulted in a net unfavorable adjustment to the right-of-use asset. Property, plant and equipment was valued based on its replacement cost, which resulted in an estimated step-up in value. The estimated fair value of the debt assumed was based on a market credit rating, interest rates and repayment terms, which resulted in an overall decrease in value. In the fourth quarter of 2021, the Company recorded an estimate related to the fair value assessment of ROU assets for the acquired operating and financing leases in addition to deemed landlord financed properties. In this assessment, the Company considered certain critical terms, including extension periods and incremental borrowing rates. This assessment resulted in significant adjustments to the right-of-use and deemed landlord financed assets and the corresponding lease obligations and deemed landlord financed liabilities. As of December 31, 2021, the Company is in the process of finalizing its assessment on certain leases and certain deferred tax related items. Upon the completion of these assessments, the Company may adjust the preliminary purchase price allocation accordingly. After assessing the preliminary fair value of the net assets acquired and liabilities assumed, the Company recorded goodwill of $1,903,883,000, of which the Company attributed $1,340,663,000 to the future revenues and growth potential of the Topgolf business, and $563,220,000 to the synergies the Company anticipates from leveraging the Topgolf business to expand its golf equipment and apparel businesses. For the operating segment allocation of goodwill, see Note 9. As a non-taxable stock acquisition, the Company does not expect the value attributable to the acquired intangibles and goodwill to be tax deductible.
In connection with the merger, during the years ended December 31, 2021 and 2020, the Company recognized transaction costs of approximately $20,416,000 and $8,498,000, respectively, consisting primarily of advisor, legal, valuation and accounting fees. Transaction costs were recorded in selling, general & administrative expenses.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the preliminary purchase price allocation (in thousands):

At March 8, 2021
Assets Acquired
Cash	$171,294
Accounts receivable	10,678
Inventories	13,944
Other current assets	52,233
Property and equipment	1,080,349
Operating lease right-of-use assets	1,329,296
Investments	28,768
Other assets	33,664
Intangibles - trade name	994,200
Intangibles - technology, customer relationships and liquor licenses	81,929
Goodwill	1,340,663
Total assets acquired	5,137,018
Liabilities Assumed
Accounts payable and accrued liabilities	95,799
Accrued employee costs	37,092
Construction advances	40,491
Deferred revenue	66,196
Other current liabilities	7,829
Long-term debt	535,096
Deemed landlord financing	303,037
Operating lease liabilities	1,402,291
Other long-term liabilities	32,025
Deferred tax liabilities	131,532
Net assets acquired	$2,485,630
Goodwill allocated to other business units	563,220
Total purchase price and consideration transferred in the merger	$3,048,850

Supplemental Pro-Forma Information (Unaudited)
The following table presents supplemental pro-forma information for the years ended December 31, 2021 and 2020 as if the merger with Topgolf had occurred on January 1, 2020. These amounts have been calculated after applying the Company's accounting policies and are based upon currently available information. For this analysis, the Company assumed that certain gains and costs associated with the merger were recognized as of January 1, 2020, including a gain of $252,531,000 recognized on the Company's pre-acquisition investment in Topgolf, acquisition costs of $28,914,000, the amortization of estimated intangible assets and other fair value adjustments, as well as the tax effect on those costs, and a valuation allowance on certain acquired net operating losses and tax credit carryforwards (see Note 14). Pre-acquisition net revenue and net income (loss) amounts for Topgolf were derived from the books and records of Topgolf prepared prior to the acquisition and are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the dates noted below.

	Years Ended December 31,
	2021	2020
	(in thousands)
Net revenues	$3,276,391	$2,305,654
Net income (loss)	$72,340	$(318,762)

Supplemental Information of Operating Results
For the year ended December 31, 2021, the Company's consolidated statements of operations included net revenues related to Topgolf of $1,087,671,000 and a net loss of $29,603,000 for the period beginning March 8, 2021 through January 2, 2022.
Acquisition of JW Stargazer Holding GmbH
In January 2019, the Company completed the acquisition of JW Stargazer Holding GmbH, the owner of the international, premium outdoor apparel, gear and accessories brand, Jack Wolfskin, for €457,394,000 (including cash acquired of €50,984,000) or approximately $521,201,000 (including cash acquired of $58,096,000). The Company financed the acquisition with a Term Loan B facility in the aggregate principal amount of $480,000,000 (see Note 7). This acquisition is expected to further enhance the Company's lifestyle category and provide a platform for future growth in the active outdoor and urban outdoor categories. The financial results of JW Stargazer Holding GmbH have been included in the Company's consolidated financial statements since the date of acquisition.
The Company allocated the purchase price to the net identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. Valuations of acquired intangible assets and inventory were subject to fair value measurements that were based primarily on significant inputs not observable in the market, and thus represent Level 3 measurements (see Note 19). The excess of the purchase price over the estimated fair value of the net assets and liabilities was allocated to goodwill. The Company recognized goodwill in the amount of $150,180,000 arising from the acquisition, which consists largely of expected synergies from combining the operations of the Company and Jack Wolfskin. As a non-taxable stock acquisition, the value attributable to the acquired intangible assets and goodwill are not tax deductible, and accordingly, the Company recognized a net deferred tax liability of $77,079,000, including tax reserves of $8,281,000 on certain deferred tax assets. All of the goodwill related to the acquisition was assigned to the Apparel, Gear and Other operating segment. During the second quarter of 2020, the Company performed a quantitative assessment of goodwill for its reporting units in response to the disruptions caused by the COVID-19 pandemic and determined that the goodwill associated with the Jack Wolfskin reporting unit was impaired, in addition to the Jack Wolfskin trade name (see Note 9).
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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation (in thousands):

At January 4, 2019
Assets Acquired
Cash	$58,096
Accounts receivable	26,637
Inventories	94,504
Income tax receivable	6,588
Other current assets	11,483
Property and equipment	20,930
Operating lease right-of-use assets	120,865
Deferred tax assets	2,930
Other assets	23
Intangibles - trade name	239,295
Intangibles - retail partners & distributor relationships	38,743
Goodwill	150,180
Total assets acquired	770,274
Liabilities Assumed
Accounts payable and accrued liabilities	46,124
Income taxes payable, long-term	2,416
Operating lease liabilities	120,524
Deferred tax liabilities	80,009
Net assets acquired	$521,201

Note 7. Financing Arrangements
The Company's debt obligations are summarized as follows (in thousands):

	December 31, 2021				December 31, 2020
	Maturity Date	Interest Rate	Unamortized Debt Issuance Costs	Carrying Value	Carrying Value
Short-Term Credit Facilities
U.S. Asset-Based Revolving Credit Facility	May 17, 2024	2.00%	$916	$9,096	$22,130
2022 Japan ABL Credit Facility	January 21, 2022	1.28%	—	—	—
			$916	$9,096	$22,130
Balance Sheet Location
Prepaid expenses			$916	$—	$—
Other long-term assets			—	—	—
Asset-based credit facilities			—	9,096	22,130
			$916	$9,096	$22,130

	December 31, 2021				December 31, 2020
	Maturity Date	Interest Rate	Unamortized Original Issuance Discount and Debt Issuance Costs	Carrying Value, net	Carrying Value, net
Long-Term Debt and Credit Facility
Japan Term Loan Facility	July 31, 2025	0.85%	$—	$13,031	$18,390
Term Loan B Facility	January 4, 2026	4.60%	15,263	421,537	428,150
Topgolf Term Loan	February 8, 2026	7.00%	6,272	334,103	—
Topgolf Revolving Credit Facility	February 8, 2024	4.75%	—	—	—
Convertible Notes	May 1, 2026	2.75%	64,280	194,470	183,126
Equipment Notes	December 27, 2022 - March 19, 2027	2.36% - 3.79%	—	31,137	31,822
Mortgage Loans	July 1, 2033 - July 29, 2036	9.75% - 11.31%	—	46,407	—
Financed Tenant Improvements	February 1, 2035	8.00%	—	3,650	3,801
			$85,815	$1,044,335	$665,289
Balance Sheet Location
Other current liabilities			$3,815	$19,057	$—
Accrued expenses			—	—	14,725
Long-term debt			82,000	1,025,278	650,564
			$85,815	$1,044,335	$665,289
Revolving Credit Facilities and Available Liquidity
In addition to cash on hand, as well as cash generated from operations, the Company relies on its U.S. Asset-Based Revolving Credit Facility, 2022 Japan ABL Credit Facility (as defined below) and the Topgolf Revolving Credit Facility to manage seasonal fluctuations in liquidity and to provide additional liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. As of December 31, 2021, the Company had $9,096,000 outstanding under these facilities and $352,221,000 in cash and cash equivalents. As of December 31, 2021, the Company's available liquidity, which is comprised of cash on hand and amounts available under the Company's revolving credit facilities, after letters of credit and outstanding borrowings, was $752,847,000. As of December 31, 2020, the Company had $22,130,000 outstanding under its U.S. and Japan facilities, and $366,119,000 in cash and cash equivalents. As of December 31, 2020, the Company's available liquidity, which is comprised of cash on hand, including cash received from the issuance of Convertible Senior Notes in May 2020, and amounts available under both facilities, after letters of credit and outstanding borrowings, was $632,233,000.

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
Amounts borrowed under the ABL Facility may be repaid and borrowed as needed. The entire outstanding principal amount (if any) is due and payable on the maturity date. Amounts available under the ABL Facility increase and decrease with changes in the Company’s inventory and accounts receivable balances. During the year ended December 31, 2021, average outstanding borrowings were $20,269,000 and average amount available, after outstanding borrowings and letters of credit, was approximately $295,259,000.
In April 2020, the Company amended the ABL Facility to permit a customary capped call transaction (see “Convertible Senior Notes” below) in connection with the issuance of convertible debt securities by the Company and to permit the Company to incur loans or financial assistance of up to $50,000,000 pursuant to governmental programs enacted due to the COVID-19 pandemic. As of December 31, 2021, the Company had not drawn on these funds. In addition, the ABL Facility imposes restrictions on the amount the Company could pay in annual cash dividends, including certain restrictions on the amount of additional indebtedness and requirements to maintain a certain fixed charge coverage ratio under certain circumstances. In addition, in connection with the merger with Topgolf (see Note 6), the Company amended the ABL Facility to, among other things, permit the consummation of the merger, designate Topgolf and its subsidiaries as excluded subsidiaries under the ABL Facility and amend certain covenants and other provisions to allow the Company to make certain investments in, and enter into certain transactions with Topgolf. Fees in connection with this amendment will be combined with existing debt origination and amendment fees and amortized over the remaining term of the ABL Facility.
The ABL Facility includes certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant of at least 1.0:1.0 during, and continuing 30 days after, any period in which the Company’s borrowing base availability, as amended, falls below 10% of the maximum facility amount or $40,000,000. The Company’s borrowing base availability was above $40,000,000 during the year ended December 31, 2021, and the Company was in compliance with the fixed charge coverage ratio as of December 31, 2021. Had the Company not been in compliance with the fixed charge coverage ratio as of December 31, 2021, the maximum amount of additional indebtedness that could have been outstanding on December 31, 2021 would have been reduced by $40,000,000. As of December 31, 2021, in addition to the fixed charge coverage ratio covenant, the Company was in compliance with all other financial covenants of the ABL Facility.
The interest rate applicable to outstanding loans under the ABL Facility fluctuates depending on the Company’s “availability ratio” which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the German, the U.K. and the U.S. borrowing bases, as adjusted. At December 31, 2021 the Company’s trailing 12-month average interest rate applicable to its outstanding loans under the ABL Facility was 3.04%. Additionally, the ABL Facility provides for monthly fees of 0.25% of the unused portion of the ABL Facility.
Fees in connection with the origination of the ABL Facility and prior amendments are amortized in interest expense over the term of the facility.
Japan ABL Facility
In January 2018, the Company renewed its two asset-based loans with the Bank of Tokyo-Mitsubishi UFJ, combining them into one revolving credit facility (as amended, the “2018 Japan ABL Credit Facility”). The 2018 Japan ABL Credit Facility provided a line of credit of up to 4,000,000,000 Yen (or approximately $34,748,000, using the exchange rate in effect as of December 31, 2021) over a three-year term, subject to borrowing base availability under the facility, and secured by certain assets, including eligible inventory and accounts receivable. The facility also included certain restrictions, including covenants related to certain pledged assets and financial performance metrics, and was subject to an effective interest rate equal to the Tokyo Interbank Offered Rate (“TIBOR”) plus 0.80%, with an expiration in January 2021. In January 2021, the Company refinanced and amended the 2018 Japan ABL Credit Facility (as amended, the “2021 Japan ABL Credit Facility”) to extend the credit facility for an additional one-year term and amended expiration date of January 2022. Under the 2021 Japan ABL Credit Facility, amounts outstanding are secured by certain assets, including eligible inventory and eligible accounts receivable and also includes certain restrictions including covenants related to certain pledged assets and financial performance metrics. The 2021 Japan ABL Credit Facility is subject to an effective interest rate equal to TIBOR plus 1.20%. As of December 31, 2021, there were no amounts outstanding under the 2021 Japan ABL Credit Facility.
In January 2022, the Company refinanced and amended the 2021 Japan ABL Credit Facility (as amended, the “2022 Japan ABL Credit Facility”) to extend the credit facility for an additional three-year term and amend the expiration date to January 2025. The 2022 Japan ABL Credit Facility provides a line of credit to the Company of up to 6,000,000,000 Yen (or approximately $52,110,000 using the exchange rate in effect as of January 31, 2022) subject to borrowing base availability under the facility, and secured by certain assets, including eligible inventory and accounts receivable. The 2022 Japan ABL Credit Facility is subject to an effective interest rate equal to TIBOR plus 0.80%.
Long-Term Debt
Japan Term Loan Facility
In August 2020, the Company entered into a five-year Term Loan facility (the “Japan Term Loan Facility”) between its subsidiary in Japan and Sumitomo Mitsui Banking Corporation (“SMBC”) for 2,000,000,000 Yen (or approximately $17,374,000 using the exchange rate in effect as of December 31, 2021).
As of December 31, 2021, the Company had 1,500,000,000 Yen (or approximately $13,031,000 using the exchange rate in effect as of December 31, 2021) outstanding, of which 400,000,000 Yen (or approximately $3,475,000 using the exchange rate in effect as of December 31, 2021) is reflected in other current liabilities in the accompanying consolidated balance sheets. Total interest expense recognized during the years ended December 31, 2021 and 2020 was 14,511,000 Yen (or approximately $132,000) and 6,226,000 Yen (or approximately $60,000) respectively.
Loans under the Japan Term Loan Facility are subject to a rate per annum of either, at the Company’s option, SMBC TIBOR or TIBOR plus 80 basis points. Principal payments of 100,000,000 Yen (or approximately $868,700 using the exchange rate in effect as of December 31, 2021) are due quarterly, and the facility imposes certain restrictions including covenants to certain financial performance obligations. As of December 31, 2021, the Company was in compliance with these covenants.
Term Loan B Facility
In January 2019, to fund the purchase price of the Jack Wolfskin acquisition, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A and other lenders party to the Credit Agreement (the “Term Lenders”). The Credit Agreement provides for a Term Loan B facility (the “Term Loan Facility”) in an aggregate principal of $480,000,000, which was issued less $9,600,000 in original issue discount and other transaction fees. Such principal amount may be increased pursuant to incremental facilities in the form of additional tranches of term loans or new commitments, up to a maximum incremental amount of $225,000,000, or an unlimited amount subject to compliance with a first lien net leverage ratio of 2.25 to 1.00. Total interest and amortization expense recognized during the years ended December 31, 2021, 2020 and 2019 was $24,119,000, $25,622,000, and $31,707,000, respectively.
Loans under the Term Loan Facility are subject to interest at a rate per annum equal to either, at the Company's option, the LIBOR rate or the base rate, plus 4.50% or 3.50%, respectively. The Company utilizes an interest rate hedge in order to mitigate the risk of interest rate fluctuations on this facility. See Note 20 for further information on this hedging contract. Principal payments of $1,200,000 are due quarterly, however the Company has the option to prepay any outstanding loan balance in whole or in part without premium or penalty.
Loans outstanding under this facility are guaranteed by the Company's domestic subsidiaries. The loans and guaranties are secured by substantially all the assets of the Company and guarantors.

The Credit Agreement contains a cross-default provision with respect to any indebtedness of the Company as defined in the Credit Agreement, as well as customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Events of default permitting acceleration under the Credit Agreement include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, certain cross defaults or a change of control. As of December 31, 2021, the Company was in compliance with these covenants.
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
The terms of the Topgolf Credit Facilities require Topgolf to maintain on a quarterly basis a total leverage ratio (measured on a trailing four-quarter basis) less than or equal to 5.50:1.00. On September 17, 2020, prior to the completion of the merger, Topgolf entered into an amendment to the credit agreement (the “Amended Credit Agreement”) to modify the financial covenants and make certain other changes. The Amended Credit Agreement (i) suspends the total leverage ratio financial covenant through and including the fiscal quarter ending on or about March 31, 2022 and (ii) provides for an increased level of 7.75:1.00 for the fiscal quarter ending on or about June 30, 2022, in each case unless the Company elects to restore the 5.50:1.00 total leverage ratio test (and eliminate the restrictions in the Amended Credit Agreement that apply during the period of relief) at an earlier date. Until the Company demonstrates compliance with the 5.50:1.00 total leverage ratio test for the period ending on or about September 30, 2022 (or terminate the period of relief at an earlier date after demonstrating compliance with the 5.50:1.00 total leverage ratio test), the Company is required to maintain unrestricted cash on hand and/or availability under the Topgolf Credit Facilities of not less than $30,000,000. As of December 31, 2021, the Company was in compliance with these covenants.
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
The Company may settle the Convertible Notes through cash settlement, physical settlement, or combination settlement at its election. Therefore, the Convertible Notes were separated into a liability component and an equity component in a manner that reflects the interest cost of a similar nonconvertible debt instrument. At inception, the fair value of the liability component was determined by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the liability component was $194,470,000 and $183,126,000 as of December 31, 2021 and 2020, respectively. The carrying amount of the discount on the Convertible Notes, totaling $59,602,000 as of December 31, 2021, is amortized over the remaining term of approximately 4.3 years. The conversion feature of $76,508,000 was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the Convertible Notes.
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
All or any portion of the Convertible Notes may be converted at the conversion rate and at the holders' option on or after February 1, 2026 until the close of business on the second trading day immediately prior to the maturity date. Additionally, all or any portion of the Convertible Notes may be converted at the conversion rate at the holders' option upon the occurrence of certain contingent conversion events, including (i) if the price of the Company’s common stock is more than 130% of the conversion price of the Convertible Notes for any 20 of 30 consecutive trading days ending on the last trading day of the calendar quarter, subsequent to the quarter ending September 30, 2020; (ii) if the trading price of the Convertible Notes, after a consecutive ten trading day period, is less than 98% of the closing price per share of the Company’s common stock multiplied by the conversion rate in effect; (iii) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the Indenture; or (iv) if the Company calls the Convertible Notes for redemption.
Upon conversion, the Company has the option to settle the conversion obligation in any combination of cash and shares. The initial conversion rate is 56.7698 shares of the Company's common stock per $1,000 principal amount of Convertible Notes, which is equal to an initial conversion price of $17.62 per share. At December 31, 2021, the price of the Company's common stock was higher than the initial conversion price. Therefore, the if-converted value of the Convertible Notes exceeded the principal amount.
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
The Convertible Notes will have an impact on the Company’s diluted earnings per share when the average market price of its common stock exceeds the conversion price of $17.62 per share, as the Company intends to settle the principal amount of the Convertible Notes in cash upon conversion. For the year ended December 31, 2021, the average market price of the Company's common stock was $30.26, which exceeded the conversion price. As such, the Company used the treasury stock method to compute the dilutive shares of common stock related to the Convertible Notes for periods the Company reported net income. Upon conversion, there will be no economic dilution from the Convertible Notes until the average market price of the Company’s common stock exceeds the cap price of $27.10 per share, as exercise of the Capped Calls offsets any dilution from the Convertible Notes from the conversion price up to the cap price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.
Equipment Notes
Between December 2017 and December 2021, the Company entered into six long-term financing agreements (the “Equipment Notes”) with Bank of America N.A. and other lenders to invest in its golf ball manufacturing facility in Chicopee, Massachusetts, its North American Distribution Center in Roanoke, Texas, and in corporate IT equipment. The loans are secured by the underlying equipment at each facility and the IT equipment.
During the years ended December 31, 2021. 2020 and 2019, the Company recognized interest expense of $852,000, $880,000 and $463,000, respectively.
The Equipment Notes are subject to compliance with the financial covenants in the Company's ABL Facility. As of December 31, 2021, the Company was in compliance with these covenants.
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
The following table presents the Company's combined aggregate amount of maturities for the Company's long-term debt over the next five years and thereafter as of December 31, 2021. Amounts payable under the ABL Facility are excluded from this table as they are short-term in nature. Amounts payable under the Term Loan Facility included below represent the minimum principal repayment obligations. As of December 31, 2021, the Company does not anticipate excess cash flow repayments as defined by the Term Loan Facility.

(in thousands)
2022	$22,581
2023	19,961
2024	18,774
2025	15,646
2026	1,006,832
Thereafter	46,356
1,130,150
Less: Unamortized Original Issuance Discount and Debt Issuance Costs	85,815
$1,044,335

Note 8. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
In periods when net income is reported, diluted earnings per common share takes into account the potential dilution that could occur if outstanding securities were exercised. Dilutive securities are included in the calculation of diluted earnings per common share using the treasury stock method in accordance with ASC Topic 260, “Earnings Per Share.” Dilutive securities include outstanding stock options, restricted stock units and performance share units granted to employees and non-employee directors (see Note 17), as well as common shares underlying convertible notes (see Note 7).
In periods when a net loss is reported or in periods when anti-dilution occurs, weighted-average common shares outstanding—diluted is the same as weighted-average common shares outstanding—basic.
The following table summarizes the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2021	2020	2019
Earnings per common share—basic
Net income (loss) attributable to Callaway Golf Company	$321,988	$(126,934)	$79,408
Weighted-average common shares outstanding—basic(1)	169,101	94,201	94,251
Basic earnings (loss) per common share	$1.90	$(1.35)	$0.84
Earnings per common share—diluted
Net income (loss)	$321,988	$(126,934)	$79,408
Weighted-average common shares outstanding—basic(1)	169,101	94,201	94,251
Convertible notes weighted-average shares outstanding	5,932	—	—
Outstanding options, restricted stock units and performance share units	1,892	—	2,036
Weighted-average common shares outstanding—diluted	176,925	94,201	96,287
Diluted earnings (loss) per common share	$1.82	$(1.35)	$0.82
____________
(1)In connection with the Topgolf merger on March 8, 2021, the Company issued approximately 89,776,000 of its common stock to the stockholders of Topgolf, and approximately 188,000 of its common stock for restricted stock awards converted in the merger (see Note 16), of which approximately 73,652,000 weighted-average shares for the year ended December 31, 2021 were included in the basic and diluted share calculations based on the number of days the shares were outstanding during the period.
Convertible Notes
In May 2020, the Company issued $258,750,000 of 2.75% Convertible Notes. The Convertible Notes will have an impact on the Company’s diluted earnings per share when the average market price of its common stock exceeds the conversion price of $17.62 per share, as the Company intends to settle the principal amount of the Convertible Notes in cash upon conversion. The Company is required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Convertible Notes for periods the Company reports net income. As of December 31, 2021, the average market price of its common stock exceeded the conversion price per share and, as such, the common shares underlying convertible notes were included in the calculation of diluted earnings per common share for the year ended December 31, 2021 (see Note 7). As a net loss was reported for the year ended December 31, 2020, common shares underlying convertible notes of 663,000 were excluded from the calculation of diluted loss per common share for the period.
Options, Restricted Stock Units and Performance Share Units
For the year ended December 31, 2021, securities outstanding totaling approximately 1,265,000 shares, comprised of stock options and restricted stock units, were excluded from the calculation of dilutive earnings per common share, as they would be anti-dilutive.

As a net loss was reported for the year ended December 31, 2020, common shares underlying options, restricted stock units and performance share units of 1,425,000 were excluded from the calculation of diluted loss per common share for the period.
For the year ended December 31, 2019, there were no securities excluded from the calculation of diluted earnings per common share for the period.
Note 9. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in thousands):

	Topgolf	Golf Equipment	Apparel, Gear and Other	Total
Balance at December 31, 2020	$—	$27,025	$29,633	$56,658
Acquisitions	1,340,663	504,568	58,652	1,903,883
Impairments	—	—	—	—
Foreign currency translation	—	(471)	—	(471)
Balance at December 31, 2021	$1,340,663	$531,122	$88,285	$1,960,070
The $1,903,412,000 increase during the twelve months ended December 31, 2021 was primarily due to the addition of $1,903,883,000 in goodwill in connection with the Topgolf merger in March 2021, of which the Company attributed $1,340,663,000 to the Topgolf business, $504,568,000 to the golf equipment business and $58,652,000 to the apparel, gear and other business primarily due to the synergies the Company anticipates from leveraging the Topgolf business to expand its golf equipment and apparel businesses. This increase in goodwill was partially offset by changes in foreign currency rates period over period.
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company’s goodwill and non-amortizing intangible assets are subject to an annual impairment test or more frequently when impairment indicators are present. There were no impairment losses recognized during the years ended December 31, 2021 and 2019. During the year ended December 31, 2020, due to the significant disruptions caused by the COVID-19 pandemic on the Company's operations, the Company performed a qualitative assessment considering the macroeconomic conditions caused by the COVID-19 pandemic, and the potential impact on the Company's sales and operating income for fiscal 2020 and potentially beyond. As a result, the Company determined that there were indicators of impairment, and proceeded with a quantitative assessment of goodwill for all reporting.
In performing the quantitative goodwill impairment testing during fiscal 2020, the Company prepared valuations of its reporting units using both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. The Company's reporting units are one level below its reportable segment level. In preparing the valuations, past, present and future expectations of performance were considered, including the impact of the COVID-19 pandemic. This methodology was consistent with the approach used to perform the annual quantitative goodwill assessment in prior years. The weighted average cost of capital used in the goodwill impairment testing ranged between 9.0% and 9.25%, which was derived from the financial structures of comparable companies corresponding to the industry of each reporting unit. There is inherent uncertainty associated with key assumptions used in the Company's impairment testing, including the duration of the economic downturn associated with the COVID-19 pandemic and the estimated recovery period. As a result of the second quarter assessment, the Company determined that the expected decline in revenue due to the impact of COVID-19 contributed to a lower fair value of the Jack Wolfskin reporting unit compared to its carrying value. As such, the Company recognized an impairment loss during the year ended December 31, 2020 of $148,375,000 to write-off the goodwill associated with Jack Wolfskin. The Company determined that the goodwill relating to its other reporting units was not impaired as the fair value significantly exceeded the carrying value.
As of December 31, 2021, the Company’s accumulated impairment loss on goodwill was $148,375,000.
There were no impairment charges recognized on the Company's indefinite-lived intangible assets during the years ended December 31, 2021 and 2019. During the year ended December 31, 2020, in connection with the quantitative assessment performed in 2020, the Company determined that the trade name intangible asset related to Jack Wolfskin was impaired, and as such recognized an impairment loss of $25,894,000 to write-down the Jack Wolfskin trade name to its new estimated fair value.
The following sets forth the intangible assets by major asset class (dollars in thousands):

	Useful Life (Years)	December 31, 2021
		Gross(1)	Accumulated Amortization	Translation Adjustment	Net Book Value
Indefinite-lived:
Trade name, trademark, trade dress and other	NA	$1,441,003	$—	$(15,820)	$1,425,183
Liquor licenses	NA	7,756	—	—	7,756
Amortizing:
Patents	2-16	32,041	(31,671)	—	370
Customer and distributor relationships and other	1-10	61,718	(27,405)	(2,335)	31,978
Developed technology	10	69,651	(5,496)	(804)	63,351
Total intangible assets		$1,612,169	$(64,572)	$(18,959)	$1,528,638

	Useful Life (Years)	December 31, 2020
		Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
Trade name, trademark, trade dress and other	NA	$446,803	$—	$446,803
Amortizing:
Patents	2-16	31,581	(31,581)	—
Customer and distributor relationships and other	1-10	57,309	(19,773)	37,536
Total intangible assets		$535,693	(51,354)	$484,339
____________
(1)The gross balance of intangible assets as of December 31, 2021 includes additions of $1,001,956 and $74,179 in indefinite-lived and amortizing intangible assets, respectively, related to the Topgolf merger that was completed on March 8, 2021.
The Company recognized amortization expense related to intangible assets of $13,041,000, $5,120,000, and $4,866,000 for the years ended December 31, 2021, 2020 and 2019, respectively, which is recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. Amortization expense related to intangible assets at December 31, 2021 in each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

2022	$13,263
2023	11,695
2024	11,606
2025	11,394
2026	11,348
Thereafter	36,393
$95,699

Note 10. Investments
Investment in Topgolf
Prior to the completion of the merger with Topgolf, the Company had an ownership interest of approximately 14.3% in Topgolf. On March 8, 2021, the Company completed its merger with Topgolf, in which the Company issued shares of its common stock in exchange for 100% of the outstanding equity of Topgolf (see Note 6). As a result of the merger, the Company's shares of Topgolf comprised of common stock and various classes of preferred stock were stepped up to their fair value and applied toward the total purchase consideration in the merger. The fair value adjustment resulted in a gain of $252,531,000.

Immediately prior to the merger and at December 31, 2020, the Company's total investment in Topgolf was $111,442,000. The Company accounted for this investment at cost less impairments in accordance with ASU No. 2016-01. Prior to the merger, the Company did not record any impairments with respect to this investment.
Investment in Full Swing
In connection with the merger with Topgolf, the Company acquired an ownership interest of less than 20.0% in Full Swing, owners of an indoor golf simulation technology that delivers golf ball tracking data and measures ball flight indoors. The fair value of this investment as of the merger date was $27,740,000. During the year ended December 31, 2021, the Company sold a portion of its investment in Full Swing for cash proceeds of approximately $19,096,000. As a result of the sale, the Company has a remaining investment of $9,250,000 in Full Swing, which is reflected within Investments in golf-related ventures on the Company's Consolidated Balance Sheet as of December 31, 2021.
Investment in Five Iron Golf
In November 2021, the Company completed a $30,000,000 minority investment in Five Iron Golf, an emerging, privately-owned, urban indoor golf and entertainment company that offers golf simulator rentals, golf lessons, custom club fittings, social events and a curated food and beverage menu. As a result of the transaction, the Company now has an ownership interest which is less than 20%, in Five Iron Golf. The investment in Five Iron Golf is accounted for at cost less impairments, adjusted for observable changes in fair value. As of December 31, 2021, there has been no change in the fair value of the investment, which is reflected within Investments in golf-related ventures on the Company's Consolidated Balance Sheet.
Note 11. Joint Venture
The Company had a joint venture in Japan, Callaway Apparel K.K., with its long-time apparel licensee, TSI Groove & Sports Co, Ltd., ("TSI") for the design, manufacture and distribution of Callaway-branded apparel, footwear and headwear in Japan. In July 2016, the Company contributed $10,556,000, primarily in cash, for a 52% ownership of the joint venture, and TSI contributed $9,744,000, primarily in inventory, for the remaining 48%. In May 2019, the Company entered into a stock purchase agreement with TSI to acquire the remaining shares comprising the 48% ownership in Callaway Apparel K.K. for 2 billion Yen, or approximately $18,538,000 (using the exchange rate in effect on the acquisition date). The purchase was completed as of May 2019 and, pursuant to the stock purchase agreement, the purchase price was paid in August 2019. During the year ended December 31, 2019 the Company recorded a net loss attributable to the non-controlling interest of $179,000.
As of December 31, 2021 and 2020, the Company owned 100% of this entity and controlled all matters pertaining to its business operations and significant management decisions.
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

The warranty reserve is included in other current liabilities in the accompanying consolidated balance sheets as of December 31, 2021 and December 31, 2020. The following table provides a reconciliation of the activity related to the Company's warranty reserve (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$9,364	$9,636	$7,610
Provision	9,109	7,926	8,311
Provision liability assumed from acquisition	—	—	2,208
Claims paid/costs incurred	(7,486)	(8,198)	(8,493)
Ending balance	$10,987	$9,364	$9,636
Note 13. Selected Financial Statement Information

	December 31,
	2021	2020
	(in thousands)
Inventories:
Finished goods	$415,396	$281,602
Work in process	1,268	1,010
Raw materials	111,658	69,932
Food and beverage	5,135	—
	$533,457	$352,544
Other Current Assets:
Credit card receivables	$31,205	$2,124
Sales return reserve cost recovery asset	25,947	24,112
VAT/Sales tax receivable	19,519	1,017
Other current assets	42,661	7,911
	$119,332	$35,164
Property, plant and equipment, net:
Land	$134,293	$7,308
Buildings and leasehold improvements	858,583	100,653
Machinery and equipment	204,269	137,026
Furniture, computer hardware and equipment	211,164	100,558
Internal-use software	81,616	42,082
Production molds	7,979	6,809
Construction-in-process	286,658	13,299
	1,784,562	407,735
Accumulated depreciation	(333,160)	(261,240)
	$1,451,402	$146,495
Accounts payable and accrued expenses:
Accounts payable	$138,677	$66,282
Accrued expenses	226,840	136,277
Accrued inventory	125,659	73,650
	$491,176	$276,209
Accrued employee compensation and benefits:
Accrued payroll and taxes	$100,842	$17,009
Accrued vacation and sick pay	21,798	12,887
Accrued commissions	6,227	1,041
	$128,867	$30,937

Note 14. Income Taxes
The Company’s income before income tax provision was subject to taxes in the following jurisdictions for the following periods (in thousands):

	Years Ended December 31,
	2021	2020	2019
United States	$295,322	$68,916	$55,352
Foreign	55,320	(196,394)	40,417
	$350,642	$(127,478)	$95,769
The expense (benefit) for income taxes is comprised of (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current tax provision:
Federal	$2,916	$1,665	$1,022
State	2,267	1,467	1,403
Foreign	14,643	5,385	9,933
	19,826	8,517	12,358
Deferred tax expense (benefit):
Federal	11,032	8,579	10,185
State	7,146	5,166	335
Foreign	(9,350)	(22,806)	(6,338)
	8,828	(9,061)	4,182
Income tax provision (benefit)	$28,654	$(544)	$16,540
On March 8, 2021, the Company acquired Topgolf through a non-taxable stock acquisition in a share exchange. The purchase price of Topgolf at acquisition was $3,014,174,000. The Company recorded a deferred tax liability of $250,000,000 related to the acquired intangibles, offset by $118,000,000 of other acquired deferred tax assets, after consideration of acquired valuation allowances.
On January 4, 2019, the Company acquired Jack Wolfskin for $521,201,000 (including cash acquired of $58,096,000) in a taxable stock acquisition. The Company recorded a deferred tax liability of $88,462,000 related to the intangibles upon acquisition in addition to $11,384,000 deferred tax assets acquired (see Note 6). In the second quarter of 2020, due to a decline in projected revenues caused by the COVID-19 pandemic, the Company recognized an impairment charge of $174,269,000 to write down goodwill and trade name associated with Jack Wolfskin (see Note 9). The impaired goodwill was comprised of book basis with no corresponding deferred tax liability. The trade name impairment resulted in a tax benefit recorded for the reduction of $7,900,000 of deferred tax liability previously recorded as part of acquisition accounting.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Operating loss carryforwards	$149,895	$26,919
Tax credit carryforwards	64,250	49,525
ASC Topic 842 lease liability	396,378	52,785
Deemed landlord financing	115,060	—
Other	72,768	53,163
Total deferred tax assets	798,351	182,392
Valuation allowance for deferred tax assets	(120,499)	(21,032)
Deferred tax assets, net of valuation allowance	677,852	161,360

Deferred tax liabilities:
Basis difference related to fixed assets	(105,532)	—
Basis difference related to intangible assets with an indefinite life	(331,130)	(100,062)
ASC Topic 842 ROU assets	(375,697)	(49,910)
Other	(7,920)	(10,281)
Total deferred tax liabilities	(820,279)	(160,253)
Net deferred tax assets (liabilities) are shown on the accompanying consolidated balance sheets as follows:
Non-current deferred tax assets	21,164	59,735
Non-current deferred tax liabilities	(163,591)	(58,628)
Net deferred tax (liabilities)/ assets	$(142,427)	$1,107
The net change in net deferred taxes in 2021 of $143,534,000 is primarily comprised of net deferred tax liabilities acquired in the Topgolf transaction.
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
The Company has evaluated all available positive and negative evidence and as a result of the Topgolf merger has determined that a portion of its U.S. deferred tax assets were not more likely than not to be realized. The valuation allowance on the Company's U.S. deferred tax assets as of December 31, 2021 and 2020 relate primarily to the definite-lived federal and state net deferred tax assets and tax credits the Company estimates it may not be able to utilize in future periods. In connection with the purchase accounting related to the merger with Topgolf, the Company also recorded a valuation allowance in goodwill of $67,000,000 against certain Topgolf deferred tax assets acquired in the merger. With respect to Jack Wolfskin and previously existing non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of its deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established.

As of December 31, 2021, the Company had federal and state income tax credit carryforwards of $56,134,000 and $25,786,000, respectively, which will expire if unused at various dates beginning on December 31, 2027. Such credit carryforwards expire as follows (in thousands):

U.S. foreign tax credit	$3,165	2027 - 2031
U.S. research tax credit	26,568	2031 - 2041
U.S. business tax credits	26,401	2031 - 2041
State investment tax credits	2,028	Do not expire
State research tax credits - definite lived	1,563	2030 - 2034
State research tax credits - indefinite lived	$22,195	Do not expire

The Company has recorded a deferred tax asset, before consideration of reflecting the benefit of NOL and interest expense carryforwards. The NOLs and interest expense carryforwards expire as follows (in thousands):

U.S. loss carryforwards - definite lived	$181,549	2028 - 2037
U.S. interest expense carryforwards - indefinite lived	12,910	Do not expire
U.S. loss carryforwards - indefinite lived	213,743	Do not expire
State loss carryforwards	$269,930	2022 - 2041
The Company’s ability to utilize its NOLs and credits to offset future taxable income and income tax liabilities may be deferred or limited significantly if the Company were to experience an “ownership change” as such term is used in Sections 382 and 383 of the Code. In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The Company determined that an ownership change with respect to each of the Company and Topgolf likely occurred on the date of the Topgolf merger. As such, each of the Company and Topgolf is likely subject under Sections 382 and 383 of the Code to a limitation on the utilization of its NOLs and credits. However, due to the high threshold of this limitation, it is not expected to have any material impact on the Company. In addition, Topgolf’s NOLs are presently expected to be subject to “separate return limitation year” limitations. Separate return limitation year NOLs can only be used in years that both the consolidated group and the entity that created such NOLs have taxable income, which may limit our ability to utilize Topgolf’s NOLs in the future. Therefore, the Company’s ability to utilize Topgolf tax attributes to offset future taxable income may be deferred or limited significantly.
A reconciliation of the effective tax rate on income or loss and the statutory tax rate is as follows:

	Years Ended December 31,
	2021	2020	2019
Statutory U.S. tax rate	21.0%	21.0%	21.0%
State income taxes, net of U.S. tax benefit	2.1%	(4.1)%	1.6%
Foreign income taxed at other than U.S. statutory rate	(3.3)%	7.0%	(5.0)%
Federal tax credits	(2)%	2.8%	(3.5)%
Goodwill impairment	—%	(24.5)%	—%
Revaluation of Callaway stock attributable to Topgolf merger	(15.1)%	—%	—%
Other non-deductible expenses	0.7%	(1.7)%	1.2%
Non-deductible compensation	1.4%	(0.7)%	1.5%
Stock compensation excess tax benefits	(1.6)%	1.4%	(1.5)%
Foreign derived intangible income deduction	(2.1)%	1.1%	(3.2)%
Impact of uncertain tax positions	(2.2)%	(1.6)%	3.7%
Change in deferred tax valuation allowance	7.8%	(0.7)%	0.2%
Other	1.5%	0.4%	1.3%
Effective tax rate	8.2%	0.4%	17.3%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2021	2020	2019
Balance at January 1	$28,302	$25,993	$11,832
Additions based on tax positions related to the current year	1,727	3,119	3,224
Additions for tax positions of prior years	526	474	593
Reductions for tax positions of prior years	(936)	(186)	(174)
Settlement of tax audits	(2,665)	—	(7)
Current year acquisitions	6,740	—	11,006
Reductions due to lapsed statute of limitations	(7,046)	(1,098)	(481)
Balance at December 31	$26,648	$28,302	$25,993
As of December 31, 2021, the gross liability for income taxes associated with uncertain tax benefits was $26,648,000. This liability could be reduced by $5,273,000 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, which was recorded as a long-term income tax receivable, as well as $10,359,000 of deferred taxes. The net amount of $11,016,000, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.
The Company does not expect changes to the unrecognized tax benefits in the next 12 months to have a material impact on its results of operations or its financial position.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company recognized a tax benefit of $555,000 and $437,000, and tax expense of $9,000, for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated balance sheets was $3,206,000 and $1,232,000, respectively. In connection with the purchase accounting related to the merger with Topgolf, the Company recorded penalties of $2,529,000 which is included in the gross amount of accrued interest and penalties as of December 31, 2021.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Major Tax Jurisdiction	Years No Longer Subject to Audit
U.S. Federal	2010 and prior
California (U.S.)	2008 and prior
Germany	2013 and prior
Japan	2015 and prior
South Korea	2015 and prior
United Kingdom	2017 and prior
As of December 31, 2021, the Company had $180,218,000 of undistributed foreign earnings and profits. Pursuant to the Tax Act, the Company’s undistributed foreign earnings and profits were deemed repatriated as of December 31, 2017 and subsequent foreign profits are not expected to be subject to U.S. income tax upon repatriation. The Company has not provided deferred tax liabilities for foreign withholding taxes and certain state income taxes on the undistributed earnings and profits from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States, and expects the net impact of any future repatriations of permanently invested earnings on the Company’s overall tax liability to be insignificant. For jurisdictions in which the Company is not permanently reinvested, the Company has estimated and accrued $2,300,000 for the net impact on the Company’s overall tax liability.
Note 15. Commitments & Contingencies
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
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, employment, consulting and service agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements as they are subject to many variables including performance-based bonuses, severance arrangements, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. The amounts listed approximate minimum purchase obligations, base compensation, and guaranteed minimum royalty payments the Company is obligated to pay under these agreements. The actual amounts paid under some of these agreements may be higher or lower than the amounts included. In the aggregate, the actual amount paid under these obligations is likely to be higher than the amounts listed as a result of the variable nature of these obligations. The Company has entered into many of these contractual agreements with terms ranging from one to five years.
The minimum obligation that the Company is required to pay as of December 31, 2021 under these agreements is $71,853,000 over the next five years as follows (in thousands):

2022	$33,883
2023	31,031
2024	6,639
2025	200
2026	100
$71,853
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

The Company’s minimum capital commitment related to lease agreements for Topgolf venues under construction, net of amount reimbursed by third-party real estate financing partners, of $66,000,000 is not reflected in this total. These commitments are generally outstanding for periods less than a year. See Note 3 for further information.
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $11,484,000 as of December 31, 2021.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s consolidated financial statements. The fair value of indemnities, commitments and guarantees that the Company issued during and as of December 31, 2021 was not material to the Company’s financial position, results of operations or cash flows.
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
Note 16. Capital Stock
Common Stock and Preferred Stock
As of December 31, 2021, the Company has an authorized capital of 363,000,000 shares, 0.01 par value, of which 360,000,000 shares are designated common stock, and 3,000,000 shares are designated preferred stock. Of the preferred stock, 240,000 shares are designated Series A Junior Participating Preferred Stock and the remaining shares of preferred stock are undesignated as to series, rights, preferences, privileges or restrictions.
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

Treasury Stock and Stock Repurchases
In December 2021, the Company's Board of Directors authorized a $50,000,000 share repurchase program (the "2021 Repurchase Program"), under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company's assessment of market conditions and buying opportunities. Repurchases under the 2021 Repurchase Program are made consistent with the terms of the Company's ABL Facility and long-term debt, which limits the amount of stock that can be repurchased. This new repurchase authorization replaces the pre-pandemic 2019 repurchase program (the "2019 Repurchase Program"), which has been terminated by the Board of Directors.
During the year ended December 31, 2021, the Company repurchased approximately 946,600 shares of its common stock at an average price per share of $26.41 for a total cost of $25,000,000, in relation to the 2021 Repurchase Program. As of December 31, 2021, the total available amount remaining under the 2021 Repurchase Program was $25,000,000
Additionally, during 2021, the Company withheld 433,505 shares of its common stock to satisfy the Company's tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share units, for a total cost of $13,471,000.
The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.
Note 17. Stock Plans and Share-Based Compensation
Stock Plans
As of December 31, 2021, the Company had two shareholder approved stock plans under which shares were available for equity-based awards; the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the "2004 Incentive Plan") and the 2013 Non-Employee Directors Stock Incentive Plan (the "2013 Directors Plan"). The Company also had one non-shareholder approved stock plan, the 2021 Employment Inducement Plan (the "2021 Inducement Plan"), which was adopted in connection with the Company's merger with Topgolf on March 8, 2021. The 2021 Inducement Plan has substantially the same terms as the Company's 2004 Incentive Plan, with the exception that awards can only be made to new employees in connection with their commencement of employment and incentive stock options cannot be granted under the 2021 Inducement Plan. In general, the Company grants stock options, restricted stock units, performance based awards, phantom stock units and other awards under these plans.
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
The 2021 Inducement Plan was adopted in connection with the Company's merger with Topgolf on March 8, 2021. The plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance share units and other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees who provide services to the Company. The maximum number of shares issuable over the term of the 2021 Inducement Plan is 1,300,000.
Topgolf Replacement Awards & Equity Compensation Plans
In connection with the merger with Topgolf which was completed on March 8, 2021, the Company converted certain stock options previously held by former equity holders of Topgolf into options to purchase a number of shares of Callaway common stock, and certain outstanding restricted stock awards of Topgolf into shares of Callaway common stock (together, the "replacement awards"). The Company also assumed two equity compensation plans and a stock option agreement between Topgolf and a third party in connection with the merger (collectively, the "Topgolf Equity

Compensation Plans and Option Agreement"). No additional awards may be granted by the Company under the assumed Topgolf Equity Plans and Option Agreement. Additionally, the Company included $33,051,000 in the consideration transferred for the replacement awards issued connection with the merger, which represents the fair value of the vested portion of the replacement awards. As of the year ended December 31, 2021, the unvested portion of the replacement awards, which is associated with the future services that will be rendered in the post-combination period, is comprised of 3,168,000 shares underlying stock options with an acquisition date fair value of $5,343,000, and 188,000 shares of restricted stock awards with an acquisition date fair value of $4,794,000. All activity related to share-based awards for the year December 31, 2021, includes the Replacement Awards issued in connection with the merger with Topgolf (see Note 6).
The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2021:

	Authorized	Available	Outstanding(1)
	(in thousands)
2004 Incentive Plan	33,000	4,736	2,776
2013 Directors Plan	1,000	512	48
2021 Inducement Plan	1,300	310	774
Topgolf Equity Compensation Plans and Option Agreement	—	—	1,933
Total	35,300	5,558	5,531
____________
(1)Includes 1,384 shares of accrued incremental dividend equivalent rights on outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan.
Stock Options
There were 3,168,000 stock options granted in 2021, which were constituted of the replacement awards issued in connection with the Company's merger with Topgolf on March 8, 2021. No stock options were granted in 2020 and 2019. As of December 31, 2021, there were 1,988,000 stock options outstanding, of which 1,552,000 were fully vested. For the year ended December 31, 2021, the Company recognized $2,625,000 in compensation expense related to stock option grants. For the years ended December 31, 2020 and 2019, the Company did not recognize any compensation expense related to stock option grants.

The following table summarizes the Company’s stock option activities for the year ended December 31, 2021 (in thousands, except price per share amounts and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	598	$6.52
Granted	3,168	$25.93
Exercised	(1,436)	$15.52
Forfeited	(110)	$33.42
Expired	(232)	$30.93
Outstanding at December 31, 2021	1,988	$26.60	5.22	$7,380
Vested and expected to vest in the future at December 31, 2021	1,979	$26.57	5.21	$7,380
Exercisable at December 31, 2021	1,552	$24.81	4.62	$7,380
The following table summarizes information related to outstanding stock options as of December 31, 2021:

		Weighted Average
Range of Option Prices	Options Outstanding	Remaining Life (Years)	Exercise Price
$6.52 to $35.14	1,988,000	5.22	$26.60
As of December 31, 2021, there was $2,088,000 unamortized compensation expense related to stock options granted to employees under the Company’s share-based payment plans.
The total intrinsic value for options exercised during the years ended December 31, 2021, 2020 and 2019 was $26,344,000, $566,000 and $792,000, respectively. Cash received from the exercise of stock options for the years ended December 31, 2021, 2020 and 2019 was $22,270,000, $248,000 and $368,000, respectively.
The fair value of the stock options granted in connection with the merger was based on the Black-Scholes option-pricing model. The model uses various assumptions including an expected term, stock price volatility, risk-free interest rate, and dividend yield. Assumptions related to the expected term and stock price volatility were based on historical exercise patterns and historical fluctuations in volatility relative to the Company's stock price, respectively. Assumptions related to the risk-free interest rate and dividend yield were based on the yield-curve of a zero-coupon U.S. treasury bond on the date the grants were made with a maturity equal to the expected term of the grant, and an assumed dividend yield based on the Company's expectation to not pay dividends for the foreseeable future, respectively. The table below summarizes the range and the weighted averages of the fair value assumptions used in the Black-Scholes valuation as of March 8, 2021.

Assumptions:	Range	Weighted Averages
Expected term (in years)	0.3 - 7.1	3.7
Volatility	43.0% - 85.4%	55.1%
Risk-free interest rate	0.1% -1.3%	0.6%
Dividend yield	—	—
Restricted Stock
For the years ended December 31, 2021, 2020 and 2019, the weighted average grant-date fair value of restricted stock units granted was $29.60, $17.84 and $15.63, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2021, 2020 and 2019 was $6,516,000, $5,959,000 and $6,263,000, respectively.

The table below is a roll-forward of the activity for restricted stock units for the year ended December 31, 2021 (in thousands, except fair value amounts):

Restricted Stock Units	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2021	900	$15.83
Granted	1,154	29.60
Vested	(432)	15.07
Forfeited	(41)	27.50
Unvested at December 31, 2021(1)	1,581	$25.79
____________
(1)Excludes 1,384 shares of accrued incremental dividend equivalent rights on outstanding shares underlying restricted stock units granted under the 2004 Incentive Plan and 2013 Directors Plan.
The Company recognized $13,981,000, $6,417,000 and $6,098,000 of compensation expense related to restricted stock units for the years ended December 31, 2021, 2020 and 2019, respectively.
The weighted average grant-date fair value of restricted stock awards granted as part of the replacement awards was $28.74. The total fair value of the restricted stock awards granted as part of the replacement awards that vested during the year ended December 31, 2021 was $847,000. The table below is a roll-forward of the activity for restricted stock awards granted as part of the replacement awards for the year ended December 31, 2021 (in thousands, except fair value amounts):

Restricted Stock Awards	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2021	—	$—
Granted	188	28.74
Vested	(29)	29.52
Forfeited	(11)	16.63
Unvested at December 31, 2021	148	$29.52
The Company recognized $2,356,000 of compensation expense related to restricted stock awards granted as part of replacement awards during the year ended December 31, 2021. For the years ended December 31, 2020 and 2019, the Company did not recognize any compensation expense related to restricted stock awards.
As of December 31, 2021, there was $27,776,000 of total unamortized compensation expense related to unvested restricted stock granted to employees under the Company’s share-based payment plans, which includes $2,171,000 of unrecognized compensation expense related restricted awards granted as part of the replacement awards. The unamortized compensation expense related to restricted stock units and restricted stock replacement awards is expected to be recognized over a weighted-average period of 1.8 years and 1.6 years respectively.
Performance Based Awards
During the year ended December 31, 2021, the Company granted 1,129,000 shares underlying EBITDA PRSUs at a weighted average grant-date fair value of $29.38, of which 1,063,000 shares were granted in connection with the merger with Topgolf, which was completed on March 8, 2021, and had a weighted average grant-date fair value of $29.52.
During the year ended December 31, 2021, the Company granted 155,000 shares underlying APTI PRSUs at a weighted average grant-date fair value of $29.56, of which 43,000 were granted in connection with the merger with Topgolf, which was completed on March 8, 2021, and had a weighted average grant-date fair value of $29.52.

During the year ended December 31, 2021, the Company granted 156,000 shares underlying rTSR PRSUs at a weighted average grant-date fair value of $38.23, of which 43,000 were granted in connection with the merger with Topgolf, which was completed on March 8, 2021, and had a weighted average grant-date fair value of $37.40. During the years ended December 31, 2020, and 2019, the Company granted 125,000, and 149,000 shares underlying rTSR PRSUs at a weighted average grant-date fair value of $23.22, and $16.96, respectively.
No EPS PRSUs were granted during the year ended December 31, 2021. During the years ended December 31, 2020, and 2019, the Company granted 125,000, and 226,000 shares underlying EPS PRSUs, respectively, at a weighted average grant-date fair value of $19.66, and $15.17 per share, respectively.
The total fair value of all performance based awards vested during the years ended December 31, 2021, 2020 and 2019 was $8,242,000, $7,242,000 and $6,708,000, respectively.
During the years ended December 31, 2021, 2020 and 2019, the Company recognized compensation expense on all PRSUs, net of estimated forfeitures, of $19,723,000, $4,511,000 and $6,796,000, respectively. At December 31, 2021, the combined unamortized compensation expense related to the EBITDA, APTI, EPS, rTSR, and merger PRSUs was $45,742,000, and is expected to be recognized over a weighted-average period of 1.9 years.
The table below is a roll-forward of the activity for performance based awards during the year ended December 31, 2021 (in thousands, except fair value amounts):

Performance Share Units	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2021	835	$17.08
Performance Share Units Granted	1,440	$30.35
Target Award Adjustment(1)	279	$14.80
Vested	(557)	$14.80
Forfeited	(36)	$25.77
Unvested at December 31, 2021	1,961	$27.00
____________
(1)Represents shares earned by participants at 200% for awards granted in 2018.
Share-Based Compensation Expense
The table below summarizes the amounts recognized in the financial statements for the years ended December 31, 2021, 2020 and 2019 for share-based compensation, including expense for restricted stock units, performance share units, stock options and cash settled stock appreciation rights (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of products	$1,219	$763	$961
Selling, general and administrative expenses	36,524	9,326	10,955
Research and development expenses	942	838	980
Total cost of share-based compensation included in income, before income tax	38,685	10,927	12,896
Income tax benefit	8,898	2,513	2,966
Total cost of employee share-based compensation, after tax	$29,787	$8,414	$9,930
Note 18. Employee Benefit Plan
The Company has two voluntary deferred compensation plans under Section 401(k) of the Internal Revenue Code (the “Callaway Golf 401(k) Plan” and the “Topgolf 401(k) Plan”) for employees who satisfy the age and service requirements under each respective plan.

Callaway Golf 401(k) Plan
Under the Callaway Golf 401(k) Plan, each participant may elect to contribute up to 75% of annual compensation, up to the maximum allowable limit permitted by the IRS. Under the plan, the Company contributes annually an amount equal to 50% of the participant’s contributions, up to 6% of the participant's eligible annual compensation, for a maximum employer matching contribution of 3%. The portion of the participant’s account attributable to elective deferral contributions and rollover contributions made by the participant are 100% vested and are not able to be forfeited. Employer contributions vest at a rate of 50% per year, and are fully vested after two years of service. Beginning April 13, 2020, in light of the business and financial uncertainties created by the COVID-19 pandemic, the Company suspended its portion of the employer matching contribution, except for employees who are unionized and are covered under a collective bargaining agreement. The matching contribution was reinstated on January 1, 2021. During the years ended December 31, 2021, 2020 and 2019, Company matching contributions under the plan were $3,261,000, $1,103,000 and $2,719,000 respectively.
Topgolf 401(k) Plan
Under the Topgolf 401(k) Plan, employees of Topgolf may elect to contribute up to 80% of annual compensation, up to the maximum allowable limit permitted by the IRS. Under the plan, the Company contributes annually an amount equal to 50% of the participant's contribution, up to 6% of the employees eligible compensation, for a maximum employer matching contribution of 3%. The portion of the participant’s account attributable to elective deferral contributions and rollover contributions made by the participant are 100% vested and are not able to be forfeited. Employer contributions vest at a rate of 25% per year, and are fully vested after four years of service. During the year ended December 31, 2021, Company matching contributions under the plan were $2,655,000.
In January 2022, the Company amended the Topgolf 401(k) Plan (as amended, the “2022 Topgolf 401(k) Plan”). Under the 2022 Topgolf 401(k) Plan, the Company contributes annually an amount equal to 100% of the participant’s first 3% of contributions, and an amount of 50% of the participant's contributions between 3% and 5% of eligible compensation, for a maximum contribution of 4%. The portion of the participant’s account attributable to elective deferral contributions and rollover contributions made by the participant are 100% vested and are not able to be forfeited. Employer contributions under the plan are immediately 100% vested upon contribution and are not able to be forfeited.
Note 19. Fair Value of Financial Instruments
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
The following table summarizes the valuation of the Company’s foreign currency forward contracts and interest rate hedge contracts that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Foreign currency forward contracts—asset position(1)	$339	$—	$339	$—
Foreign currency forward contracts—liability position(1)	(216)	—	(216)	—

Interest rate hedge agreements—liability position(2)	(8,679)	—	(8,679)	—
	$(8,556)	$—	$(8,556)	$—
December 31, 2020
Foreign currency forward contracts—asset position(1)	$90	$—	$90	$—
Foreign currency forward contracts—liability position(1)	(1,553)	—	(1,553)	—

Interest rate hedge agreements—liability position(2)	(17,922)	—	(17,922)	—
	$(19,385)	$—	$(19,385)	$—
____________
(1)The fair value of the Company’s foreign currency forward contracts is based on observable inputs that are corroborated by market data. Observable inputs include broker quotes, daily market foreign currency rates and forward pricing curves. Remeasurement gains and losses on foreign currency forward contracts designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) until recognized in earnings during the period that the hedged transactions take place (see Note 20).
(2)The fair value of interest rate hedge contracts is based on observable inputs that are corroborated by market data. Observable inputs include daily market foreign currency rates and interest rate curves. Remeasurement gains and losses are recorded in accumulated other comprehensive income (loss) until recognized in earnings as interest payments are made or received on the Company’s variable-rate debt. Remeasurement gains and losses on foreign currency forward contracts that are not-designated as cash flow hedges are recorded in other income (see Note 20).

Disclosures about the Fair Value of Financial Instruments
The carrying values of the Company's cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, and other current liabilities contained in the consolidated balance sheet at December 31, 2021 and December 31, 2020 approximate fair value due to the relatively short maturity of the respective instruments.
The table below illustrates information about fair value relating to the Company’s financial assets and liabilities that are recognized in the consolidated balance sheets as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility(1)	$436,800	$437,499	$441,600	$443,243
Japan Term Loan Facility(2)	$13,031	$12,185	$18,390	$16,083
Convertible Notes(3)	$258,750	$444,351	$258,750	$414,191
U.S. Asset-Based Revolving Credit Facility(4)	$9,096	$9,096	$22,130	$22,130
Equipment Notes(5)	$31,137	$30,167	$31,822	$29,385
Mortgage Loans(6)	$46,407	$52,349	$—	$—
Topgolf Term Loan(7)	$340,375	$346,076	$—	$—
____________
(1)In January 2019, the Company entered into a Term Loan Facility. The fair value of this debt is based on quoted prices for similar instruments in active markets combined with quantitative pricing models and therefore is categorized within Level 2 of the fair value hierarchy. See Note 7 for further information.
(2)In August 2020, the Company entered into the Japan Term Loan Facility. The Company used discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt to derive the fair value and therefore is categorized within Level 2 of the fair value hierarchy. See Note 7 for further information.
(3)In May 2020, the Company issued $258,750,000 of 2.75% Convertible Notes due in 2026. The fair value of this debt is based on quoted prices in secondary markets combined with quantitative pricing models and therefore is categorized within Level 2 of the fair value hierarchy. See Note 7 for further information.
(4)The carrying value of the amounts outstanding under the Company's ABL Facility approximates the fair value due to the short-term nature of these obligations. The fair value of this debt is based on the observable market borrowing rates and therefore is categorized within Level 2 of the fair value hierarchy. See Note 7 for further information.
(5)Between December 2017 and December 2021, the Company entered into the Equipment Notes that are secured by certain equipment at the Company's golf ball manufacturing facility. The Company used discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt to derive the fair value of the notes and therefore the notes are categorized within Level 2 of the fair value hierarchy. See Note 7 for further information.
(6)The fair value of the mortgage loans is calculated based on the future payments under the mortgage agreement discounted at the incremental borrowing rate and therefore the fair value is categorized within Level 2 of the fair value hierarchy. See Note 7 for further information.
(7)The fair value of the Topgolf Term Loan is based on quoted market rate from the lender and therefore the fair value is categorized within Level 2 of the fair value hierarchy. See Note 7 for further information.

Nonrecurring Fair Value Measurements
The Company measures certain assets at fair value on a non-recurring basis using significant unobservable inputs (Level 3) at least annually or more frequently if certain indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments that are written down to fair value when they are held for sale or determined to be impaired. During the second quarter of 2020, the Company considered the macroeconomic conditions related to the COVID-19 pandemic and its potential impact to sales and operating income, and determined that there were indicators of impairment and proceeded with a quantitative assessment of goodwill for all reporting units. As a result of the assessment, the Company determined that the fair value of one of its reporting units was less than its carrying value, and therefore recognized a goodwill impairment loss of $148,375,000 during 2020. In addition, the Company recognized an impairment loss of $25,894,000 on one of its trade names (see Note 9). There were no impairment losses recorded during the years ended December 31, 2021 and 2019.
Note 20. Derivatives and Hedging
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
The Company accounts for its foreign currency forward contracts, cross-currency debt swap contracts and interest rate hedge contracts in accordance with ASC Topic 815. ASC Topic 815 requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as a designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Gains and losses from the remeasurement of qualifying cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) and released into earnings as a component of cost of goods sold or net revenues, other income (expense) and interest expense during the period in which the hedged transaction takes place. Remeasurement gains or losses of derivatives that are not elected for hedge accounting treatment are recorded in earnings immediately as a component of other income (expense).
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
The following table summarizes the fair value of the Company's derivative instruments as well as the location of the asset and/or liability on the consolidated balance sheets at December 31, 2021 and 2020 (in thousands):

		Fair Value of Asset Derivatives
		December 31,
	Balance Sheet Location	2021	2020
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$128	$37
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	211	53
Total asset position		$339	$90

		Fair Value of Liability Derivatives
		December 31,
	Balance Sheet Location	2021	2020
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$7	$38

Interest rate hedge contracts	Accounts payable and accrued expenses	4,072	4,780
Interest rate hedge contracts	Other long-term liabilities	4,607	13,142
		8,686	17,960
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	209	1,515

Total liability position		$8,895	$19,475
The Company's derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated balance sheets at December 31, 2021 and 2020.
Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate the Company's foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 months to 15 months from their inception. At December 31, 2021 and 2020, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $3,335,000 and $756,000, respectively.
    As of December 31, 2021, the Company recorded a net gain of $2,440,000 in accumulated other comprehensive loss related to foreign currency forward contracts. Of this amount, net gains of $1,700,000 were relieved from accumulated other comprehensive loss and recognized in cost of goods sold for the underlying intercompany sales that were recognized, and net gains of $86,000 were relieved from accumulated other comprehensive income (loss) related to the amortization of forward points. There were no ineffective hedge gains or losses recognized during 2021. Based on the current valuation, the Company expects to reclassify net gains of $471,000 from accumulated other comprehensive income (loss) into net earnings during the next 12 months.
In the years ended December 31, 2020 and 2019, the Company recognized net gains of $756,000 and $398,000, respectively, in cost of goods sold related to foreign currency forward contracts.
Interest Rate Hedge Contract and Cross-Currency Debt Swap
In order to mitigate the risk of changes in interest rates associated with the Company's variable-rate Term Loan Facility and EUR denominated intercompany loan, the Company used a cross-currency debt swap and interest rate hedge, both designated as cash flow hedges (see Note 7) by converting a portion of the USD denominated Term Loan Facility, which has a higher variable interest rate, to a EUR denominated synthetic note at a lower fixed rate. During 2020, the Company unwound the cross-currency swap, and as of June 30, 2020 the Company determined that the forecasted transaction in connection with the underlying EUR denominated intercompany loan was no longer probable of occurring. As such, the Company discontinued the hedge and released net gains of $11,046,000 from accumulated other comprehensive income to other income (expense), net during 2020. The Company maintained the interest rate hedge related to the USD denominated Term Loan Facility in order to continue mitigating the risk of changes in interest rates. Over the life of the facility, the Company will receive variable interest payments from the counterparty lenders in exchange for the Company making fixed rate payments, without exchange of the underlying notional amount. The notional amount outstanding under the interest rate hedge contract was $194,346,000 and $196,350,000 as of December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021, 2020, and 2019 the Company recorded a net gain of $4,406,000, and net losses of $12,881,000 and $9,434,000, respectively, related to the remeasurement of the interest rate hedge contract in accumulated other comprehensive loss. Of this amount, net losses of $4,829,000, $3,852,000, and $552,000 were relieved from accumulated other comprehensive loss and recognized in interest expense during December 31, 2021, 2020 and 2019, respectively. Based on the current valuation, the Company expects to reclassify a net loss of $4,072,000 related to the interest rate hedge contract from accumulated other comprehensive loss into earnings during the next 12 months.
In connection with the cross-currency swap contract, during the year ended December 31, 2020, the Company recorded a remeasurement net gain of $15,081,000 in accumulated other comprehensive loss. During the year ended December 31, 2020, net gains of $18,510,000 were relieved from accumulated other comprehensive loss. The recognition of these net gains into earnings is summarized as follows:
•Net gains of $11,046,000 related to the discontinuation of the cross-currency swap contract were recognized in other income in 2020.
•Net gains of $5,735,000 related to foreign currency were recognized in other income in 2020.
•Net gains of $1,730,000 were recognized in interest expense during the year ended December 31, 2020.
    The following tables summarize the net effect of all cash flow hedges on the consolidated financial statements for the year ended December 31, 2021, 2020, and 2019 (in thousands):

	Net Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) (Effective Portion)
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2021	2020	2019
Foreign currency forward contracts	$2,440	$756	$1,033
Cross-currency debt swap contracts	—	15,081	11,212
Interest rate hedge contracts	4,406	(12,881)	(9,434)
	$6,846	$2,956	$2,811

	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings (Effective Portion)
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2021	2020	2019
Foreign currency forward contracts	$1,700	$1,028	$1,165
Cross-currency debt swap contracts	—	18,510	7,783
Interest rate hedge contracts	(4,829)	(3,852)	(552)
	$(3,129)	$15,686	$8,396

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. At December 31, 2021, 2020 and 2019, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $67,831,000, $81,627,000, and $72,119,000, respectively. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the consolidated statements of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 19).

The following table summarizes the location of gains on the consolidated statements of operations that were recognized during the years ended December 31, 2021, 2020 and 2019, in addition to the derivative contract type (in thousands):

		Amount of Net Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments	Location of Net gain recognized in income on derivative instruments	Years Ended December 31,
		2021	2020	2019
Foreign currency forward contracts	Other income, net	$14,413	$2,156	$4,176
In addition, during the years ended December 31, 2021 and 2019, the Company recognized net foreign currency losses of $6,368,000 and $5,838,000, respectively and a net foreign currency gain of $9,024,000 during the year ended December 31, 2020 related to transactions with foreign subsidiaries.
Note 21. Accumulated Other Comprehensive Income
The following table details the amounts reclassified from accumulated other comprehensive income to cost of goods sold, as well as changes in foreign currency translation for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, January 1, 2019, after tax	$107	$(13,807)	$(13,700)
Change in derivative instruments	2,811	—	2,811
Net losses reclassified to cost of goods sold	(1,165)	—	(1,165)
Net gains reclassified to other income (expense)	(2,756)		(2,756)
Net gains reclassified to interest expense	(4,475)		(4,475)
Income tax provision on derivative instruments	1,275	—	1,275
Foreign currency translation adjustments	—	(4,412)	(4,412)
Accumulated other comprehensive loss, December 31, 2019, after tax	(4,203)	(18,219)	(22,422)
Change in derivative instruments	2,956	—	2,956
Net gains reclassified to cost of goods sold	(1,028)	—	(1,028)
Net gains reclassified to other income (expense)	(16,780)	—	(16,780)
Net gains reclassified to interest expense	2,122	—	2,122
Income tax provision on derivative instruments	2,916	—	2,916
Foreign currency translation adjustments	—	25,690	25,690
Accumulated other comprehensive loss, December 31, 2020, after tax	(14,017)	7,471	(6,546)
Change in derivative instruments	6,846	—	6,846
Net gains reclassified to cost of goods sold	(1,700)	—	(1,700)
Net gains reclassified to other income (expense)	—	—	—
Net losses reclassified to interest expense	4,829	—	4,829
Income tax provision on derivative instruments	(1,557)	—	(1,557)
Foreign currency translation adjustments	—	(29,215)	(29,215)
Accumulated other comprehensive loss, December 31, 2021, after tax	$(5,599)	$(21,744)	$(27,343)

Note 22. Segment Information
On March 8, 2021, the Company completed its merger with Topgolf. Topgolf is primarily a services-based business that provides hospitality offerings and golf entertainment experiences, which is uniquely different compared to the Company's Golf Equipment and Apparel, Gear and Other businesses, which produce, distribute and sell goods through various sales channels. Accordingly, based on the Company's re-assessment of its operating segments, the Company added a third operating segment for its Topgolf business. Therefore, as of December 31, 2021, the Company had three reportable operating segments: Topgolf, Golf Equipment and Apparel, Gear and Other.
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
The table below contains information utilized by management to evaluate its operating segments.

	Years Ended December 31,
	2021	2020	2019
Net revenues:
Topgolf(1)	$1,087,671	$—	$—
Golf equipment	1,229,175	982,675	979,173
Apparel, gear and other	816,601	606,785	721,890
Total net revenues	$3,133,447	$1,589,460	$1,701,063

Income (loss) before income taxes:
Topgolf(1)	$58,225	$—	$—
Golf equipment	203,846	148,578	140,316
Apparel, gear and other	68,511	679	75,490
Total segment operating income	330,582	149,257	215,806
Corporate G&A and other(2)	(125,867)	(80,503)	(83,138)
Goodwill and tradename impairment(3)	—	(174,269)	—
Total operating income (loss)	204,715	(105,515)	132,668
Gain on Topgolf investment(4)	252,531	—	—
Interest expense, net	(115,565)	(46,932)	(38,493)
Other income, net	8,961	24,969	1,594
Total income (loss) before income taxes	$350,642	$(127,478)	$95,769

	December 31,
	2021	2020
Identifiable assets:
Topgolf(1)	$4,909,968	$—
Golf equipment	1,107,632	481,214
Apparel, gear and other	840,466	754,601
Reconciling items(5)	889,714	744,785
Total identifiable assets	$7,747,780	$1,980,600

Additions to long-lived assets:(6)
Topgolf(1)	$286,813	$—
Golf equipment	30,657	25,695
Apparel, gear and other	20,996	21,235
Total additions to long-lived assets	$338,466	$46,930

Goodwill:(7)
Topgolf(1)	$1,340,663	$—
Golf equipment	531,122	27,025
Apparel, gear and other	88,285	29,633
Total goodwill	$1,960,070	56,658

Depreciation and amortization:
Topgolf(1)	$114,618	$—
Golf equipment	14,073	19,212
Apparel, gear and other	27,131	20,296
Total depreciation and amortization	$155,822	$39,508
____________
(1)On March 8, 2021, the Company completed the merger with Topgolf and has included the results of operations of Topgolf in its consolidated statements of operations from that date forward.
(2)Corporate general and administrative expenses for the year ended December 31, 2021 include (i) $22.3 million of non-cash amortization expense for intangible assets acquired in connection with the merger with Topgolf, combined with depreciation expense from the fair value step-up of Topgolf property, plant and equipment and amortization expense related to the fair value adjustments to Topgolf leases, (ii)$21.2 million of transaction, transition and other non-recurring costs associated with the merger with Topgolf completed on March 8, 2021, and (iii) $2.8 million of costs related to the implementation of new IT systems for Jack Wolfskin. The amount for the year ended December 31, 2020 includes certain non-recurring costs, including (i) $8.5 million in transaction, transition, and other non-recurring costs associated with the Topgolf Merger Agreement, (ii) $3.7 million of costs associated with the Company’s transition to its new North America Distribution Center; (iii) $3.8 million related to cost-reduction initiatives, including severance charges associated with workforce reductions due to the COVID-19 pandemic, and (iv) $1.5 million related to the implementation of new IT systems for Jack Wolfskin. The amount for the year ended December 31, 2019 includes $26.4 million of non-recurring transaction fees and transition costs associated with the acquisition of Jack Wolfskin completed in January 2019, as well as other non-recurring advisory fees.
(3)The $174.3 million goodwill and tradename impairment for the year ended December 31, 2020 was primarily related to an impairment in goodwill at Jack Wolfskin (see Note 9).
(4)The $252.5 million gain on Topgolf investment included in the year ended December 31, 2021 was related to the fair value step-up on the Company's pre-acquisition investment in Topgolf (see Note 10).
(5)Reconciling items represent unallocated corporate assets not segregated between the three segments including income taxes receivable, prepaid expense and other current assets. The $144.9 million increase in reconciling items in 2021 compared to 2020 was primarily due to an increase of $84.2 million in other current assets and an increase of $33.9 million in prepaid expenses.

(6)Additions to long-lived assets are comprised of purchases of property, plant and equipment.
(7)The $1,903.4 million increase in goodwill in 2021 compared to 2020 was primarily due to the Topgolf merger in March 2021 (see Note 9).
The Company markets its products in the United States and internationally, with its principal international markets being Japan and Europe. The tables below contain information about the geographical areas in which the Company operates. Net revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Net Revenues	Long-Lived Assets(1)
	(in thousands)
2021
United States	$2,067,070	$1,383,614
Europe	499,533	48,854
Japan	243,848	7,205
Rest of World	322,996	11,729
	$3,133,447	$1,451,402
2020
United States	$778,600	$116,459
Europe	372,957	17,078
Japan	212,055	6,028
Rest of World	225,848	6,930
	$1,589,460	$146,495
2019
United States	$788,232	$103,111
Europe	428,628	19,148
Japan	246,260	5,655
Rest of World	237,943	4,846
	$1,701,063	$132,760
____________
(1)In 2021, the Company re-evaluated its definition of long-lived assets to include property, plant and equipment. As a result, the information presented for 2020 and 2019 was recast to conform with the current year presentation.
Note 23. Transactions with Related Party
The Callaway Golf Company Foundation (the “Foundation”) oversees and administers charitable giving and makes grants to selected organizations. Officers of the Company also serve as directors of the Foundation and the Company’s employees provide accounting and administrative services for the Foundation. During the year ended December 31, 2021, the Company recognized charitable contribution expense of $1,000,000. During the year ended December 31, 2020, the Company did not make a contribution to the Foundation. During the year ended December 31, 2019, the Company recognized charitable contribution expense of $750,000 for the Foundation.

Note 24. Summarized Quarterly Data (Unaudited)

	Fiscal Year 2021 Quarters
	1st	2nd	3rd	4th	Total
	(in thousands, except per share data)
Net revenues	$651,621	$913,641	$856,461	$711,724	$3,133,447
Income (loss) from operations	$76,099	$107,269	$76,010	$(54,663)	$204,715
Net income (loss)	$272,461	$91,744	$(15,991)	$(26,226)	$321,988
Earnings (loss) per common share(1)
Basic	$2.32	$0.50	$(0.09)	$(0.14)	$1.90
Diluted	$2.19	$0.47	$(0.09)	$(0.14)	$1.82

	Fiscal Year 2020 Quarters
	1st	2nd	3rd	4th	Total
	(in thousands, except per share data)
Net revenues	$442,276	$296,996	$475,559	$374,629	$1,589,460
Income (loss) from operations	$40,680	$(177,449)	$63,509	$(32,255)	$(105,515)
Net income (loss)	$28,894	$(167,684)	$52,432	$(40,576)	$(126,934)
Earnings (loss) per common share(1)
Basic	$0.31	$(1.78)	$0.56	$(0.43)	$(1.35)
Diluted	$0.30	$(1.78)	$0.54	$(0.43)	$(1.35)
____________
(1)Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.