Form 10-Q
period 2022-03-31
CALLAWAY GOLF CO
filed 2022-05-10
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2022, the number of shares outstanding of the Registrant’s common stock was 184,695,550.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “may,” “should,” “will,” “could,” “would,” “anticipate,” “plan,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results, performance, prospects or growth and scale opportunities including, but not limited to, statements relating to future industry and market conditions, the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition and the impact of any measures taken to mitigate the effect of the COVID-19 pandemic, strength and demand of the Company’s products and services, continued brand momentum, demand for golf and outdoor activities and apparel, continued investments in the business, increases in shareholder value, post pandemic consumer trends and behavior, future industry and market conditions, the benefits of the merger with Topgolf International, Inc. (“Topgolf”), including the anticipated operations, venue/bay expansion plans, financial position, liquidity, performance, prospects or growth and scale opportunities of the Company following the merger, the strength of the Company’s brands, product lines and e-commerce business, geographic diversity, market recovery, availability of capital under the Company’s credit facilities, the capital markets or other sources, the Company’s conservation and cost reduction efforts, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the Topgolf merger and the related financial impact of the future business and prospects of the Company, including TravisMathew, LLC (“TravisMathew”), OGIO International, Inc. (“OGIO”), JW Stargazer Holding GmbH (“Jack Wolfskin”) and Topgolf. These statements are based upon current information and the Company’s current beliefs, expectations and assumptions regarding the future of the Company’s business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:
•certain risks and uncertainties, including changes in capital markets or economic conditions, particularly the uncertainty related to the inflation and related decreases in consumer demand and spending;
•the impact of the COVID-19 pandemic and its related variants and other potential future outbreaks of infectious diseases or other health concerns, and measures taken to limit their impact, which could adversely affect the Company’s business, employees, suppliers, consumer demand and supply chain, and the global economy;
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
•the Company’s ability to recognize operational synergies and scale opportunities across its supply chain and global business platform;
•significant developments stemming from the U.K.’s withdrawal from the European Union, which could have a material adverse effect on the Company;
•adverse changes in the credit markets or continued compliance with the terms of the Company’s credit facilities;
•the Company’s ability to monetize its investments;

•the Company’s ability to successfully integrate, operate and expand the retail stores of the acquired TravisMathew and Jack Wolfskin businesses, and venue locations of the Topgolf business;
•delays, difficulties or increased costs in the supply of components needed to manufacture the Company’s products or in manufacturing the Company’s products, including the Company’s dependence on a limited number of suppliers for some of its products;
•adverse weather conditions and seasonality;
•any rule changes or other actions taken by the United States Golf Association or other golf association that could have an adverse impact upon demand or supply of the Company’s products;
•the ability of the Company to protect its intellectual property rights;
•a decrease in participation levels in golf;
•the effect of terrorist activity, armed conflict, including any escalation of hostility arising out of the conflict between Russia and Ukraine or natural disasters on the economy generally, on the level of demand for the Company’s products or on the Company’s ability to manage its supply and delivery logistics in such an environment; and
•the general risks and uncertainties applicable to the Company and its business.
Investors should not place undue reliance on these forward-looking statements, which are based on current information and speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect new information or events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Additionally, the risks, uncertainties and other factors set forth above or otherwise referred to in the reports that the Company has filed with the Securities and Exchange Commission may be further amplified by the global impact of the COVID-19 pandemic. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. For details concerning these and other risks and uncertainties, see the Company’s most recent Annual Report on Form 10-K, as well as the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K subsequently filed with the Securities and Exchange Commission from time to time.

Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of the Company: Alpha Convoy, Apex, Apex DCB, Apex TCB, Apex Tour, Apex UW, APW, Arm Lock, Backstryke, Big Bertha, Big Bertha B21, Big Bertha REVA, Big T, Bird of Prey, Black Series, Bounty Hunter, C Grind, Callaway, Callaway Capital, Callaway Golf, Callaway Media Productions, Callaway Super Hybrid, Callaway X, Capital, Chev, Chev 18, Chevron Device, Chrome Soft, Chrome Soft X, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, Dawn Patrol, Demonstrably Superior And Pleasingly Different, Divine, Double Wide, Eagle, Engage, Epic, Epic Flash, Epic Max, Epic Max LS, Epic Speed, ERC, ERC Soft, Everyone’s Game, Exo, Cage, Fast Tech Mantle, Flash Face Technology, Flash Face SS21, FT Optiforce, FT Performance, FT Tour, Fusion, Fusion Zero, GBB, GBB Epic, Gems, Golf Fusion, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Grom, Groove- In- Groove Technology, Heavenwood, Hersatility,Hex Aerodynamics, Hex Chrome, HX, Hyper Dry, Hyper-Lite, Hyper Speed Face, I.D. Ball, Jack Wolfskin, Jailbird, Jailbreak, Jailbreak AI Speed Frame, Jailbreak AI Velocity Blades, JAWS MD5, Jewel Jam, Kings of Distance, Legacy, Life On Tour, Longer From Everywhere, Luxe, Mack Daddy, Magna, Majestic, MarXman, Mavrik, MD3 Milled, MD4 Tactical, MD5, MD 5 Jaws, Metal-X, Microhinge Face Insert, Microhinge Star, Mission:Ambition, Nanuk, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Works, Offset Groove in Groove, Ogio, OGIO AERO, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO ME, OGIO RENEGADE, OGIO SAVAGE, OGIO SHADOW, OGIO XIX, Opti Flex, Opti Grip, Opti Shield, OptiFit, Opti Vent, ORG 7, ORG 14, ORG 15, Paw Print, PRESTIGE 7, ProType, ⋅R⋅, Red Ball, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shredder, Silencer, SLED, Slice Stopper, SoftFast, Solaire, Speed Regime, Speed Step, Steelhead XR, Steelhead, Strata, Stroke Lab, Stronomic, Sub Zero, Superhot, Supersoft, SureOut, Swing Suite, Tee Time Adventures,TM, Tank, Tank Cruiser, Tech Series, Teron, Texapore, TMCA, Toe Up, TopChallenge, TopChip , TopContender, TopDrive, TopGolf, TopGolf Crush, Topgolf Entertainment Group, TopGolf Media, Topgolf Shield Logo, TopLife, TopPressure, TopScore, TopScramble, TopShot, TopTracer, TopTracer Range, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, TravisMathew TM logo, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Uptown, Versa, VFT, W Grind, Warbird, Weather Series, Wedgeducation, WGT, White Hot, White Hot OG, White Hot Tour, White Ice, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, XACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series,X Tech, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except par values)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$245.0	$352.2
Restricted cash	1.0	1.2
Accounts receivable, less allowances of $11.3 million and $6.2 million, respectively	413.1	105.3
Inventories	552.4	533.5
Prepaid expenses	57.3	54.2
Other current assets	134.7	119.3
Total current assets	1,403.5	1,165.7
Property, plant and equipment, net	1,534.5	1,451.4
Operating lease right-of-use assets, net	1,359.3	1,384.5
Intangible assets, net	1,518.1	1,528.6
Goodwill	1,974.4	1,960.1
Other assets	289.6	257.5
Total assets	$8,079.4	$7,747.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$536.8	$491.2
Accrued employee compensation and benefits	107.9	128.9
Asset-based credit facilities	219.3	9.1
Operating lease liabilities, short-term	77.8	72.3
Construction advances	72.3	22.9
Deferred revenue	99.3	93.9
Other current liabilities	43.1	47.7
Total current liabilities	1,156.5	866.0
Long-term liabilities:
Long-term debt, net (Note 6)	1,070.5	1,025.3
Operating lease liabilities, long-term	1,356.2	1,385.4
Deemed landlord financing, long-term	463.5	460.6
Deferred taxes, net	144.0	163.6
Other long-term liabilities	188.2	164.0
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3.0 million shares authorized, none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 360.0 million shares authorized, 186.2 million shares issued as of March 31, 2022 and December 31, 2021	1.9	1.9
Additional paid-in capital	2,984.3	3,051.6
Retained earnings	781.3	682.2
Accumulated other comprehensive loss	(31.3)	(27.3)
Less: Common stock held in treasury, at cost, 1.5 million and 1.0 million shares as of March 31, 2022 and December 31, 2021, respectively	(35.7)	(25.5)
Total shareholders’ equity	3,700.5	3,682.9
Total liabilities and shareholders’ equity	$8,079.4	$7,747.8
The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenues:
Products	$722.4	$559.9
Services	317.8	91.7
Total net revenues	1,040.2	651.6
Costs and expenses:
Cost of products	411.8	310.6
Cost of services, excluding depreciation and amortization	39.0	11.0
Other venue expenses	230.4	65.4
Selling, general and administrative expenses	243.1	173.9
Research and development expense	17.5	12.7
Venue pre-opening costs	4.1	1.9
Total costs and expenses	945.9	575.5
Income from operations	94.3	76.1
Interest expense, net	(31.4)	(17.4)
Gain on Topgolf investment	—	252.5
Other income, net	8.1	9.0
Income before income taxes	71.0	320.2
Income tax (benefit)/provision	(15.7)	47.7
Net income	$86.7	$272.5

Earnings per common share:
Basic	$0.47	$2.32
Diluted	$0.44	$2.19

Weighted-average common shares outstanding:
Basic	185.1	117.5
Diluted	200.8	124.6

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$86.7	$272.5
Other comprehensive income/(loss):
Change in derivative instruments	8.9	6.3
Foreign currency translation adjustments	(13.4)	(16.2)
Comprehensive income, before income tax on other comprehensive income items	82.2	262.6
Income tax (benefit)/provision on derivative instruments	(0.5)	1.0
Comprehensive income	$82.7	$261.6

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$86.7	$272.5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	42.6	20.3
Lease amortization expense	20.9	10.8
Amortization of debt discount and issuance costs	2.5	4.1
Deferred taxes, net	(12.6)	46.4
Non-cash share-based compensation	13.8	4.6
Gain on Topgolf investment	—	(252.5)
Acquisition costs	—	(15.8)
Other	(0.2)	(6.1)
Change in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(311.4)	(183.9)
Inventories	(24.0)	25.4
Leasing receivables	(3.5)	(2.9)
Other assets	(0.8)	(19.0)
Accounts payable and accrued expenses	50.7	6.1
Deferred revenue	4.8	3.9
Accrued employee compensation and benefits	(20.5)	17.6
Payments on operating leases	(21.1)	(9.2)
Income taxes receivable/payable, net	(9.1)	(2.7)
Other liabilities	(4.1)	1.8
Net cash used in operating activities	(185.3)	(78.6)
Cash flows from investing activities:
Cash acquired in merger	—	171.3
Capital expenditures	(124.3)	(28.8)
Net cash (used in) provided by investing activities	(124.3)	142.5
Cash flows from financing activities:
Repayments of long-term debt	(77.6)	(5.3)
Proceeds from borrowings on long-term debt	60.0	—
Proceeds from (repayments of) credit facilities, net	212.2	(6.9)
Debt issuance cost	—	(5.4)
Payment on contingent earn-out obligation	(5.6)	(3.6)
Repayments of financing leases	(0.1)	(0.1)
Proceeds from lease financing	50.5	3.1
Exercise of stock options	—	0.3
Acquisition of treasury stock	(34.3)	(12.5)
Net cash provided by (used in) financing activities	205.1	(30.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.0)	(2.3)
Net (decrease) increase in cash, cash equivalents and restricted cash	(107.5)	31.2
Cash, cash equivalents and restricted cash at beginning of period	357.7	366.1
Cash, cash equivalents and restricted cash at end of period	250.2	397.3
Restricted cash (1)	5.2	—
Cash and Cash Equivalents at end of period	$245.0	$397.3
Supplemental disclosures:
Cash paid for income taxes, net	$8.9	$3.1
Cash paid for interest and fees	$21.5	$15.4
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$24.0	$16.6
Accrued capital expenditures at period-end	$50.4	$14.4
Financed additions of capital expenditures	$1.1	$9.8
Issuance of common stock in Topgolf merger	$—	$2,650.2

(1) Includes $1.0 million of short-term restricted cash and $4.2 million of long-term restricted cash included in other assets in the consolidated condensed balance sheet as of March 31, 2022.

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	186.2	$1.9	$3,051.6	$682.2	$(27.3)	(1.0)	$(25.5)	$3,682.9
Cumulative impact of Accounting Standards Update 2020-06 adoption (Note 2)	—	—	(57.1)	12.4	—	—	—	(44.7)
Acquisition of treasury stock	—	—	—	—	—	(1.5)	(34.2)	(34.2)
Compensatory awards released from restriction	—	—	(24.0)	—	—	1.0	24.0	—
Share-based compensation	—	—	13.8	—	—	—	—	13.8
Equity adjustment from foreign currency translation	—	—	—	—	(13.4)	—	—	(13.4)
Change in fair value of derivative instruments, net of tax	—	—	—	—	9.4	—	—	9.4
Net income	—	—	—	86.7	—	—	—	86.7
Balance at March 31, 2022	186.2	$1.9	$2,984.3	$781.3	$(31.3)	(1.5)	$(35.7)	$3,700.5

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	95.6	$1.0	$346.9	$360.2	$(6.5)	(1.4)	$(26.0)	$675.6
Common stock issued in Topgolf merger	89.8	0.9	2,649.3	—	—	—	—	2,650.2
Fair value of replacement awards converted in Topgolf merger (Note 5)	—	—	33.1	—	—	—	—	33.1
Common stock issued for replacement restricted stock awards	0.2	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(0.4)	(12.5)	(12.5)
Exercise of stock options	—	—	(0.5)	—	—	—	0.7	0.2
Compensatory awards released from restriction	—	—	(16.6)	—	—	0.9	16.6	—
Share-based compensation	—	—	4.6	—	—	—	—	4.6
Equity adjustment from foreign currency translation	—	—	—	—	(16.2)	—	—	(16.2)
Change in fair value of derivative instruments, net of tax	—	—	—	—	5.3	—	—	5.3
Net income	—	—	—	272.5	—	—	—	272.5
Balance at March 31, 2021	185.6	$1.9	$3,016.8	$632.7	$(17.4)	(0.9)	$(21.2)	$3,612.8

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. The Company and Basis of Presentation
The Company
Callaway Golf Company, a Delaware corporation, together with its wholly-owned subsidiaries (collectively, the “Company,” “Callaway” or “Callaway Golf”), is a modern golf and active lifestyle leader that provides world-class golf entertainment experiences, designs and manufactures premium golf equipment, and sells golf and active lifestyle apparel and other accessories through its family of brand names which include Topgolf, Callaway Golf, Odyssey, OGIO, TravisMathew and Jack Wolfskin.
The Company’s products and brands are reported under three operating segments: Topgolf, which includes the operations of the Company’s Topgolf business; Golf Equipment, which includes the operations of the Company’s golf club and golf ball business; and Apparel, Gear and Other, which includes the operations of the Company’s soft goods business marketed under the Callaway, TravisMathew, Jack Wolfskin and OGIO brand names.
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and disclosures that are normally included in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, these consolidated condensed financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022. Interim operating results are not necessarily indicative of operating results that may be expected for the year ending December 31, 2022, or any other future periods.
The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. All intercompany balances and transactions have been eliminated during consolidation.
The Company’s Topgolf subsidiary operates on a 52- or 53-week fiscal year ending on the Sunday closest to December 31. Therefore, Topgolf financial information included in the Company’s consolidated condensed financial statements for the three months ended March 31, 2022 is for the period beginning January 3, 2022 and ending April 3, 2022. Topgolf financial information included in the Company’s consolidated condensed financial statements for the three months ended March 31, 2021 is for the period beginning March 8, 2021, the date which the Company completed its merger with Topgolf, and ending April 4, 2021.
Note 2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K which was filed with the SEC on March 1, 2022.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates. The Company reviews its estimates on an ongoing basis or as new information becomes available to ensure that these estimates appropriately reflect changes in its business.
Adoption of New Accounting Standards
In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). This ASU simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument is accounted for as a single liability measured at its amortized cost. These changes reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. Also, this ASU requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, and may be adopted through either a fully retrospective or modified retrospective method of transition only at the beginning of an entity’s fiscal year. The Company has Convertible Senior Notes (the “Convertible Notes”) with a cash conversion feature that was recognized in equity at the time of issuance (Note 6) and has adopted this standard as of January 1, 2022 under the modified retrospective method of transition. As such, prior period amounts have not been retrospectively adjusted. Adoption of the standard resulted in a reduction in additional paid-in capital of $57.1 million, an increase to long-term debt, net of $57.9 million, a decrease in the deferred taxes, net of $13.2 million and an increase in retained earnings of $12.4 million. Additionally, in periods when net income is reported, the Company will use the if-converted method for calculating diluted earnings per common share. Under the if-converted method, the 14.7 million common shares underlying the Convertible Notes are assumed to have been outstanding as of the beginning of the current reporting period and any interest expense related to the Convertible Notes for the period is excluded from the calculation of diluted earnings per common share, resulting in an increase to net income. As a result, during the three months ended March 31, 2022, after-tax interest expense in the amount of $1.6 million was excluded from the calculation of diluted earnings per share (Note 7). Prior to the adoption of ASU 2020-06, the Company used the treasury stock method to compute dilutive shares of common stock related to the Convertible Notes for periods when the Company reported net income. The treasury stock method assumes that proceeds received upon exercises are used to purchase common shares at the average market price during the period. Additionally, under the treasury stock method, interest expense related to the Convertible Notes for the period was included in the calculation of earnings per common share-diluted.

Note 3. Leases
Sales-Type Leases
The Company enters into non-cancellable license agreements that provide software and hardware to driving ranges and hospitality and entertainment venues, which are classified as sales-type leases.
Leasing revenue attributed to sales-type leases is included in services revenues within the consolidated condensed statement of operations. Leasing revenue attributed to sales-type leases consists of the selling price and interest income as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Sales-type lease selling price(1)	$7.1	$3.5
Cost of underlying assets	(3.3)	(2.4)
Operating profit	$3.8	$1.1

Interest income	$0.9	$0.4

Leasing revenue attributable to sales-type leases	$8.0	$3.9

(1) Selling price is equal to the present value of lease payments over the non-cancellable term.
Leasing receivables related to the Company’s net investment in sales-type leases are as follows (in millions):

	Balance Sheet Location	March 31, 2022	December 31, 2021
Leasing receivables, net - short-term	Other current assets	$13.4	$12.8
Leasing receivables, net - long-term	Other assets	45.9	44.1
		$59.3	$56.9
Operating and Finance Leases
As a lessee, the Company leases office space, manufacturing plants, warehouses, distribution centers, Company-operated Topgolf venues, vehicles, and equipment, as well as retail and/or outlet locations related to the TravisMathew and Jack Wolfskin businesses and the apparel businesses in Japan and Korea.
In response to the COVID-19 pandemic, the Company received rent concessions in the form of deferments and abatements on certain of its operating leases. Rent deferments are recorded as payables and are paid at a later negotiated date. Rent abatements are recognized as reductions in rent expense over the periods covered by the abatement period. As of December 31, 2021, the Company had rent deferments of $3.8 million, of which $3.2 million was recorded in accrued expenses, and $0.6 million was recorded in other long-term liabilities in the consolidated balance sheets. As of March 31, 2022, rent deferments of $0.2 million and $0.3 million were recorded in accrued expenses and other long-term liabilities, respectively, in the consolidated condensed balance sheets. There were no material rent abatements recorded during the three months ended March 31, 2022 and March 31, 2021.
Supplemental balance sheet information related to leases is as follows (in millions):

	Balance Sheet Location	March 31, 2022	December 31, 2021
Operating Leases
ROU assets, net	Operating lease right-of-use assets, net	$1,359.3	$1,384.5
Lease liabilities, short-term	Operating lease liabilities, short-term	$77.8	$72.3
Lease liabilities, long-term	Operating lease liabilities, long-term	$1,356.2	$1,385.4

Finance Leases
ROU assets, net	Other assets	$158.7	$129.5
Lease liabilities, short-term	Accounts payable and accrued expenses	$1.8	$1.8
Lease liabilities, long-term	Long-term other	$162.4	$132.5

The components of lease expense are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$37.4	$20.5
Financing lease costs:
Amortization of right-of-use assets	0.6	0.3
Interest on lease liabilities	2.1	—
Total financing lease costs	2.7	0.3
Variable lease costs	1.9	0.6
Total lease costs	$42.0	$21.4

Other information related to leases was as follows (in millions):

	Three Months Ended March 31,
Supplemental Cash Flows Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39.8	$18.9
Operating cash flows from finance leases	$2.1	$—
Financing cash outflows from finance leases	$0.1	$0.1
Lease liabilities arising from new ROU assets:
Operating leases	$—	$28.4
Finance leases	$30.0	$—

	March 31, 2022	December 31, 2021
Weighted average remaining lease term (years):
Operating leases	15.7	14.1
Finance leases	35.3	36.2

Weighted average discount rate:
Operating leases	5.4%	5.3%
Finance leases	5.3%	5.3%
Future minimum lease obligations as of March 31, 2022 were as follows (in millions):

	Operating Leases	Finance Leases
Remainder of 2022	$104.2	$5.4
2023	143.5	9.7
2024	141.2	9.3
2025	138.8	9.0
2026	133.9	9.0
Thereafter	1,569.7	364.2
Total future lease payments	2,231.3	406.6
Less: imputed interest	797.3	242.4
Total	$1,434.0	$164.2

Financing Obligations (Deemed Landlord Financing Obligations)
During the three months ended March 31, 2022, the Company had 29 Deemed Landlord Financing (“DLF”) obligations that did not meet the sale-leaseback criteria upon the completion of construction in accordance with ASC Topic 842, “Leases”. As of March 31, 2022, the Company was the accounting owner of the 13 land and 16 building assets under the DLF obligations, for a total amount of $127.0 million and $500.6 million, respectively. Land assets and the net book value of the buildings under the DLF obligations are included in property, plant and equipment on the Company’s consolidated condensed balance sheets. Buildings capitalized in conjunction with the DLF obligations are depreciated, less residual value, over 40 years or over their estimated useful life, whichever is shorter.
Supplemental balance sheet information related to DLF obligations is as follows (in millions):

	Balance Sheet Location	March 31, 2022	December 31, 2021
DLF obligation liabilities, short-term	Accrued expenses	$1.1	$0.9
DLF obligation liabilities, long-term	Deemed landlord financing, long-term	$463.5	$460.6
The components of DLF obligation expenses are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Amortization of DLF obligations	$3.2	$0.4
Interest on DLF obligations	10.1	1.5
Total DLF contracts expenses	$13.3	$1.9
Payments on DLF obligations represent payments related to interest accretion for the three months ended March 31, 2022 and March 31, 2021.

	Three Months Ended March 31,
Supplemental Cash Flows Information (in millions)	2022	2021
Operating cash outflows from DLF obligations	$9.6	$1.5
Financing cash outflows from DLF obligations	$—	$0.2

	March 31, 2022	December 31, 2021
Weighted average remaining lease term (years)	38.8	39.0
Weighted average discount rate	8.8%	9.2%
Future minimum financing obligations related to DLF obligations as of March 31, 2022 were as follows (in millions):

Remainder of 2022	$23.4
2023	36.5
2024	37.7
2025	38.1
2026	39.0
Thereafter	1,810.2
Total future lease payments	1,984.9
Less: imputed interest	1,520.3
Total	$464.6

Leases Under Construction
Lease payments exclude $1,421.2 million related to 14 venues subject to non-cancellable leases that have been signed as of March 31, 2022 but have not yet commenced. The Company’s minimum capital commitment related to leases, net of amounts reimbursed by third-party real estate financing partners, was approximately $43.0 million as of March 31, 2022. As the Company is actively involved in the construction of these properties, the Company recorded $172.9 million in building-related construction costs within property, plant and equipment as of March 31, 2022. Additionally, as of March 31, 2022, the Company recorded $72.3 million in construction advances from the landlords in connection with these properties. The Company will determine the lease classification for properties currently under construction at the end of the construction period. The initial base term upon the commencement of these leases is generally 20 years.
Note 4. Revenue Recognition
The Company primarily recognizes revenue from the sale of its products and operation of its venues. Revenue from product sales include golf clubs, golf balls, lifestyle and outdoor apparel, gear and accessories, and golf apparel and accessories. The Company sells its products to customers, which include on- and off-course golf shops and national retail stores, as well as to consumers through its e-commerce business and at its apparel retail and venue locations. The Company’s product revenue also includes royalty income from third parties from the licensing of certain soft goods products. Revenue from services primarily includes venue sales of food and beverage, fees charged for gameplay, the sale of game credits to guests, franchise fees, the sale of gift cards, sponsorship contracts, leasing revenue and non-refundable deposits received for venue reservations. In addition, the Company recognizes service revenue through its online multiplayer World Golf Tour (“WGT”) digital golf game.
The Company’s contracts with customers for its products are generally in the form of a purchase order. In certain cases, the Company enters into sales agreements containing specific terms, discounts and allowances. The Company enters into licensing agreements with certain distributors and, with respect to the Company’s Toptracer operations, driving ranges and hospitality and entertainment venues.
The following table presents the Company’s revenue disaggregated by operating and reportable segment, and by major category (in millions):

		Operating and Reportable Segments
	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Topgolf (1)	Golf Equipment	Apparel, Gear & Other	Total	Topgolf (1)	Golf Equipment	Apparel, Gear & Other	Total
Venues	$306.5	$—	$—	$306.5	$86.1	$—	$—	$86.1
Other Topgolf business lines	15.5	—	—	15.5	6.5	—	—	6.5
Golf club	—	370.4	—	370.4	—	316.4	—	316.4
Golf ball	—	97.6	—	97.6	—	60.5	—	60.5
Apparel	—	—	138.4	138.4	—	—	95.3	95.3
Gear, accessories & other	—	—	111.8	111.8	—	—	86.8	86.8
	$322.0	$468.0	$250.2	$1,040.2	$92.6	$376.9	$182.1	$651.6
(1) As of January 1, 2022, the Company began reporting revenues associated with corporate advertising sponsorship contracts within the venues service line to align with the Company’s current management reporting structure. These revenues were previously included within other Topgolf business lines. Accordingly, revenue of $1.0 million for the three months ended March 31, 2021 was reclassified from other Topgolf business lines to venues in order to conform with the current year presentation.

The Company sells its Golf Equipment products and Apparel, Gear and Other products in the United States and internationally, with its principal international regions being in Europe and Asia. Golf equipment product sales are generally higher than Apparel, Gear, and Other product sales in most regions other than in Europe, which has a higher concentration of Apparel, Gear and Other product sales due to the Jack Wolfskin business. Venues revenue is higher in the United States due to Topgolf having significantly more domestic venues than international venues. Revenue related to other Topgolf business lines is predominantly in the United States and in regions within Europe.

The following table summarizes revenue by geographical areas in which the Company operates (in millions):

	Three Months Ended March 31,
	2022	2021
Revenue by Major Geographic Region(1):
United States	$709.4	$388.2
Europe	134.9	108.3
Asia	158.6	123.9
Rest of world	37.3	31.2
	$1,040.2	$651.6

(1) As of January 1, 2022, the Company modified the composition of its regions, and is now including Japan, Korea, China, South-East Asia and India in Asia. These regions, except for Japan, were previously reported in rest of world. As a result of this change, net revenues by region for the period presented in the prior year were recast to conform to the current year presentation.

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
The Topgolf operating segment contributed $4.2 million and $1.0 million in product sales for the three months ended March 31, 2022 and 2021, respectively, which includes sales of golf clubs, golf balls, apparel, gear, and accessories.
Royalty Income
Royalty income is recognized over time in net revenues as underlying product sales occur, subject to certain minimum royalties, in accordance with the related licensing agreements. Royalty income is included in the Company’s Apparel, Gear and Other and Topgolf operating segments. Total royalty income for the three months ended March 31, 2022 and 2021 was $15.1 million and $10.9 million, respectively.
The Apparel, Gear and Other operating segment includes royalty income from licensing agreements of $5.4 million and $6.9 million for the three months ended March 31, 2022 and 2021, respectively. The Topgolf operating segment includes royalty income from leasing agreements primarily related to Toptracer installations of $9.7 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively.
Deferred Revenue
The Company’s short-term deferred revenue balance includes revenue from the sale of gift cards, event deposits, memberships and prepaid sponsorships at Topgolf, as well as virtual currency and game credits related to the WGT digital golf game. Revenue from gift cards is deferred and recognized when the cards are redeemed, which generally occurs within a twelve month period from the date of purchase. Revenue from the event deposits, memberships, prepaid sponsorships, game credits, and virtual currency related to the WGT digital golf game are recognized when redeemed or once the event or sponsorship occurs, over the estimated life of a customer’s membership, or based on historical currency or credit usage trends, as applicable, which generally occur within a one to thirty-six month period from the date of purchase.

The following table provides a reconciliation of activity related to the Company’s short-term deferred revenue balance (in millions):

	Three Months Ended March 31,
	2022	2021
Balance as of January 1	$93.9	$2.5
Deferral of revenue	107.4	74.2
Revenue recognized	(101.3)	(5.7)
Breakage	(4.9)	(0.1)
Other/foreign currency translation	4.2	—
Balance as of March 31	$99.3	$70.9

The Company’s long-term deferred revenue balance includes revenue associated with upfront territory fees and upfront franchise fees received from international franchise partners. Territory fees and franchise fees for each arrangement are allocated to each individual venue and recognized over a 40 year term, including renewal options, per the respective franchise agreement. As of March 31, 2022 and December 31, 2021, the Company’s long-term deferred revenue balance was $3.6 million and $3.4 million, respectively. For the three months ended March 31, 2022, $0.1 million of deferred revenue related to the territory and franchise fees was recognized in income.
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
The Company’s primary sales program, the “Preferred Retailer Program,” offers potential rebates and discounts for participating retailers in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training. Under this program, qualifying retailers can earn either discounts or rebates based upon the amount of product purchased. Discounts are applied and recorded at the time of sale. For rebates, the Company estimates the amount of variable consideration related to the rebate at the time of sale based on the customer’s estimated qualifying current year product purchases. The estimate is based on the historical level of purchases, adjusted for any factors expected to affect the current year purchase levels. The estimated year-end rebate is adjusted quarterly based on actual purchase levels, as necessary. The Preferred Retailer Program is generally short-term in nature and the actual amount of rebate to be paid under this program is known as of the end of the year and paid to customers shortly after year-end. Historically, the Company’s actual amount of variable consideration related to its Preferred Retailer Program has not been materially different from its estimates.
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product’s life cycle, which varies from two to three years, and price concessions or price reductions are generally offered at the end of the product’s life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to revenues using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates, and adjusts the rate as necessary in order to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate related to the short-term sales program incentives during the three months ended March 31, 2022. Historically, the Company’s actual amount of variable consideration related to these sales programs has not been materially different from its estimates.

The following table provides a reconciliation of the activity related to the Company’s short-term sales program incentives (in millions):

	Three Months Ended March 31,
	2022	2021
Balance as of January 1	$23.3	$26.2
Additions	15.9	14.6
Credits issued	(6.2)	(6.4)
Other/foreign currency translation	(0.7)	(1.0)
Balance as of March 31	$32.3	$33.4

The Company records an estimate for anticipated returns as a reduction of product revenues and cost of products, and accounts receivable, in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also offers certain customers sales programs that allow for specific returns. The Company records a sales return liability as an offset to accounts receivable for anticipated returns related to these sales programs at the time of sale based on the terms of the sales program. The Company’s provision for the sales return liability fluctuates with the seasonality of the business, while actual sales returns are generally more heavily weighted toward the second half of the year as golf season comes to an end. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates. The cost recovery of inventory associated with the sales return liability is accounted for in other current assets on the Company’s consolidated condensed balance sheet. As of March 31, 2022 and December 31, 2021, the Company’s balance for cost recovery was $36.1 million and $25.9 million, respectively.
The following table provides a reconciliation of the activity related to the Company’s sales return liability (in millions):

	Three Months Ended March 31,
	2022	2021
Balance as of January 1	$47.4	$44.0
Provision	49.9	35.9
Sales returns	(29.7)	(19.1)
Balance as of March 31	$67.6	$60.8
Note 5. Business Combinations
Merger with Topgolf International, Inc.
On March 8, 2021, the Company completed its merger with Topgolf, pursuant to the terms of an Agreement and Plan of Merger, dated as of October 27, 2020 (the “Merger Agreement”). Topgolf is a leading technology-enabled golf entertainment business, with an innovative platform that comprises its state-of-the-art open-air golf and entertainment venues, Toptracer ball-tracking technology and digital media platform. The Company will benefit from a compelling family of brands with reach across multiple channels including retail, venues, e-commerce and digital communities.

Pursuant to the terms of the Merger Agreement, at the closing of the merger, the Company issued 89.8 million unrestricted and fully vested shares of its common stock to the stockholders of Topgolf (excluding 12.3 million shares of the Company’s common stock that would have been allocated to the Company in the merger based on the shares of Topgolf held by the Company) for 100% of the outstanding equity of Topgolf, at an exchange ratio based on an equity value of Topgolf of $1,987.0 million (or $1,748.0 million excluding Topgolf shares that were held by the Company) and a price per share of the Company’s common stock fixed at $19.40 per share (the “Callaway Share Price”). The actual purchase consideration upon the closing of the merger of $3,014.2 million (or $2,650.2 million excluding Topgolf shares that were held by the Company) was based on the number of shares of the Company’s common stock issued, multiplied by the closing price of $29.52 of the Company’s common stock on March 8, 2021. Additionally, the Company converted certain stock options previously held by former equity holders of Topgolf into options to purchase a number of shares of Callaway common stock, and certain outstanding restricted stock awards of Topgolf, into 0.2 million shares of Callaway common stock. As a part of the consideration transferred in the merger, the Company included an incremental $33.1 million to the total purchase consideration, which represents the fair value of the vested portion of these awards. The unvested portion will be recognized as compensation expense over the remaining vesting period for services rendered in the post-combination period. In addition, the Company converted issued and outstanding warrants to purchase certain preferred shares of Topgolf into a warrant to purchase a number of shares of Callaway common stock. The fair value of the consideration transferred in the merger related to these warrants totaled $1.6 million. The purchase consideration, together with the fair value of the consideration transferred for outstanding stock awards and warrants totaled $3,048.9 million.
The Company previously held approximately 14.3% of Topgolf’s outstanding shares prior to the closing of the merger. Immediately following the closing of the merger, the Company’s stockholders as of immediately prior to the merger owned approximately 51.3% of the outstanding shares of the combined company, and former Topgolf stockholders, other than Callaway, owned approximately 48.7% of the outstanding shares of the combined company. As a result of the merger, in the first quarter of 2021 the Company recognized a gain of $252.5 million related to a fair-value step-up of the Company’s former investment in Topgolf.
The Company allocated the purchase price to the net identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values as of the date of acquisition. Identifiable intangible assets include the Topgolf trade name, developed technology, Topgolf’s investment in Full Swing Golf Holdings, Inc. (“Full Swing”), customer relationships and liquor licenses. The excess of the purchase price over the fair value of the net assets and liabilities was allocated to goodwill. The Company determined the fair values after review and consideration of relevant information as of the acquisition date, including discounted cash flows, quoted market prices and certain estimates made by management.
The allocation of the purchase price presented below was based on management’s estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including income, cost and market approaches. These valuation techniques incorporate the use of expected future revenues, cash flows and growth rates as well as estimated discount rates. Current and noncurrent assets and liabilities were valued at historical carrying values, which approximated fair value, except as described below. The trade name was valued under the royalty savings income approach method, which is equal to the present value of the after-tax royalty savings attributable to owning the trade name as opposed to paying a third party for its use. For this valuation the Company used a royalty rate of 2.5%, which is reflective of royalty rates paid in market transactions, and a discount rate of 7.0% to 8.5% on the future cash flows generated by the net after-tax savings. The fair value of the Topgolf hitting bays, Toptracer ball-tracking technology and the WGT digital game was based on a combination of valuation methodologies, including the residual net income approach, royalty savings income approach and the cost approach. The Company utilized the options pricing model and revenue multiples of comparable companies to determine the fair value of the investment in Full Swing. Customer relationships and liquor licenses were valued using the replacement cost method. The Company amortizes the fair value of finite-lived intangibles, which include technology and customer relationships, over a period ranging between one and ten years. The fair value of operating leases was determined based on current market terms, which resulted in a net unfavorable adjustment to the right-of-use asset. Property, plant and equipment was valued based on its replacement cost, which resulted in an estimated step-up in value. The fair value of the debt assumed was based on a market credit rating, interest rates and repayment terms, which resulted in an overall decrease in value.

During the three months ended March 31, 2022, the Company finalized its fair value determination on the acquired assets and assumed liabilities, specifically related to certain leases and certain deferred tax items, and completed its assessment of the purchase price allocation. After assessing the fair value of the net assets acquired and liabilities assumed, the Company recorded goodwill of $1,918.4 million, of which the Company attributed $1,355.0 million to the future revenues and growth potential of the Topgolf business, and $563.4 million to the synergies the Company anticipates from leveraging the Topgolf business to expand its golf equipment and apparel businesses. For the operating segment allocation of goodwill, see Note 8. As a non-taxable stock acquisition, the value attributable to the acquired intangibles and goodwill are not tax deductible, and accordingly, the Company recognized a net deferred tax liability of $143.7 million.
During the three months ended March 31, 2021, the Company recognized $15.8 million in transaction costs associated with the merger, which primarily consisted of advisor, legal, valuation and accounting fees, and were recorded in selling, general & administrative expenses. During the three months ended March 31, 2022, the Company did not recognize any transaction costs associated with the merger.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation (in millions):

At March 8, 2021
Assets Acquired
Cash	$171.3
Accounts receivable	10.7
Inventories	13.9
Other current assets	52.1
Property and equipment	1,079.6
Operating lease right-of-use assets	1,328.0
Investments	28.8
Other assets	33.7
Intangibles - trade name	994.2
Intangibles - technology, customer relationships and liquor licenses	81.9
Goodwill	1,355.0
Total assets acquired	5,149.2
Liabilities Assumed
Accounts payable and accrued liabilities	95.8
Accrued employee costs	37.1
Construction advances	40.5
Deferred revenue	66.2
Other current liabilities	7.8
Long-term debt	535.1
Deemed landlord financing	303.0
Operating lease liabilities	1,402.3
Other long-term liabilities	32.2
Deferred tax liabilities	143.7
Net assets acquired	$2,485.5
Goodwill allocated to other business units	563.4
Total purchase price and consideration transferred in the merger	$3,048.9

Supplemental Pro Forma Information (Unaudited)
The following table presents supplemental pro forma information for the three months ended March 31, 2021, as if the merger with Topgolf had occurred on January 1, 2020. These amounts have been calculated after applying the Company’s accounting policies and are based upon currently available information. For this analysis, the Company assumed that certain gains and costs associated with the merger were recognized as of January 1, 2020, including a gain of $252.5 million recognized on the Company’s pre-acquisition investment in Topgolf, acquisition costs of $15.8 million, the amortization of estimated intangible assets and other fair value adjustments, as well as the tax effect on those costs, and a valuation allowance on certain acquired net operating losses and tax credit carryforwards (see Note 11). Pre-acquisition net revenue and net income/(loss) amounts for Topgolf were derived from the books and records of Topgolf prepared prior to the acquisition and are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the dates noted below. The pro forma amounts presented below consider the effects of the fair value adjustments recorded on the assets acquired and liabilities assumed throughout the measurement period. Accordingly, the amounts below reflect the impact of those adjustments.

Three Months Ended March 31,
2021
(in millions)
Net revenues	$794.6
Net income	$22.5

Supplemental Information of Operating Results
For the three months ended March 31, 2022, the Company’s consolidated condensed statements of operations included net revenues of $322.0 million and a net loss of $18.0 million attributable to Topgolf for the period beginning January 3, 2022 through April 3, 2022. For the three months ended March 31, 2021, the Company’s consolidated condensed statements of operations included net revenues of $92.6 million and net loss of $3.1 million for the period beginning March 8, 2021 through April 4, 2021.

Note 6. Financing Arrangements
The Company’s debt obligations consist of the following (in millions):

	Maturity Date	Interest Rate	March 31, 2022	December 31, 2021
Short-Term Credit Facilities
U.S. Asset-Based Revolving Credit Facility	May 17, 2024	2.33%	$178.2	$9.1
2022 Japan ABL Facility (1)	January 21, 2025	0.89%	41.1	—
Total Principal Amount			$219.3	$9.1
Unamortized Debt Issuance Costs			$0.9	$0.9

Balance Sheet Location
Prepaid expenses			$0.5	$0.9
Other long-term assets			$0.4	$—
Asset-based credit facilities			$219.3	$9.1

	Maturity Date	Interest Rate	March 31, 2022	December 31, 2021
Long-Term Debt and Credit Facilities
Japan Term Loan	July 31, 2025	0.85%	$—	$13.0
Term Loan B (2)	January 4, 2026	4.96%	435.6	436.8
Topgolf Term Loan	February 8, 2026	7.00%	339.5	340.4
Convertible Notes	May 1, 2026	2.75%	258.8	258.8
Equipment Notes	December 27, 2022 - March 19, 2027	2.36% - 3.79%	28.6	31.1
Mortgage Loans	July 1, 2033 - July 29, 2036	9.75% - 11.31%	46.3	46.4
Financed Tenant Improvements	February 1, 2035	8.00%	3.6	3.7
Total Principal Amount			$1,112.4	$1,130.2
Less: Unamortized Debt Issuance Costs			26.2	85.8
Total Debt, net of Unamortized Debt Issuance Costs			$1,086.2	$1,044.4

Balance Sheet Location
Other current liabilities			$15.7	$19.1
Long-term debt			1,070.5	1,025.3
			$1,086.2	$1,044.4

(1) Subject to an effective interest rate equal to the Tokyo Interbank Offered Rate plus 0.80%.
(2) Subject to an interest rate per annum equal to either, at the Company’s option, the London Interbank Offered Rate or the base rate, plus 4.50% or 3.50%.
Revolving Credit Facilities and Available Liquidity
In addition to cash on hand, as well as cash generated from operations, the Company relies on its U.S. Asset-Based Revolving Credit Facility, 2022 Japan ABL Credit Facility, and the Topgolf Revolving Credit Facility to manage seasonal fluctuations in liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s requirements. The principal terms of these credit facilities are described further below and in Note 7 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K which was filed with SEC on March 1, 2022. As of March 31, 2022, the Company’s available liquidity, which is comprised of cash on hand and amounts available under these revolving credit facilities, after letters of credit and outstanding borrowings, was $575.6 million.

U.S. Asset-Based Revolving Credit Facility
The Company has an Asset-Based Revolving Credit facility with Bank of America N.A. and other lenders, which provides a senior secured asset-based revolving credit facility of up to $400.0 million (the “ABL Facility”). Amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), certain intellectual property, eligible real estate, and inventory and accounts receivable of certain of the Company’s subsidiaries in the United States, Germany, Canada and the United Kingdom. Additionally, the ABL Facility includes specific restrictions with which the Company must remain in compliance with in order to satisfy certain fixed charge coverage ratio requirements under the terms of the facility.
The interest rate applicable to outstanding borrowings under the ABL Facility may fluctuate depending on the Company’s “availability ratio” which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the German, the U.K. and the U.S. borrowing bases, as adjusted. Any unused portions of the ABL Facility are subject to a 0.25% monthly fee. For the period ended March 31, 2022, average outstanding borrowings under the ABL Facility were $55.5 million. As of March 31, 2022, the Company’s trailing 12-month average availability under the ABL Facility was $288.0 million, and the Company’s trailing 12-month average interest rate applicable to its outstanding borrowings under the ABL Facility was 2.9%.
2022 Japan ABL Facility
The 2022 Japan ABL Credit Facility provides a line of credit to the Company of up to 6.0 billion Yen (or $49.3 million) subject to borrowing base availability under the facility, and is secured by certain assets, including eligible inventory and accounts receivable. As of March 31, 2022, outstanding borrowings under the 2022 Japan ABL Facility were 5.0 billion Yen (or $41.1 million) and the Company’s remaining borrowing base availability under the 2022 Japan ABL Credit Facility was 1.0 billion Yen (or $8.2 million).
Long-Term Debt
Japan Term Loan
The Company has a five-year Term Loan (the “Japan Term Loan”) between its Japan subsidiary and Sumitomo Mitsui Banking Corporation for 2.0 billion Yen (or $16.4 million). During the three months ended March 31, 2022 the Company repaid the total outstanding principal balance of the Japan Term Loan in the amount of 1.5 billion Yen (or $12.3 million). Interest expense related to the Japan Term Loan during the three months ended March 31, 2022 was immaterial. Interest expense related to the Japan Term Loan for the three months ended March 31, 2021 was 3.9 million Yen (immaterial in USD).
Term Loan B
The Company has a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A and other lenders (the “Term Lenders”) which provides for a Term Loan B (the “Term Loan”) in an aggregate principal amount of $480.0 million, issued less $9.6 million in issuance discounts and other transaction fees. In March 2021, and in connection with the merger with Topgolf, the Company amended the Term Loan to, among other things, permit the consummation of the merger as well as designate Topgolf and its subsidiaries as unrestricted subsidiaries under the Term Loan and amend certain covenants and other provisions to allow the Company to make certain investments in, and enter into certain transactions with Topgolf. Additionally, the Credit Agreement contains certain default provisions, covenants and restrictions by which the Company must remain in compliance. Loans outstanding under the Term Loan are guaranteed by the Company’s domestic subsidiaries. The loans and guaranties are secured by substantially all the assets of the Company and guarantors.
As of March 31, 2022, outstanding borrowings under the Term Loan were $435.6 million and the Company was in compliance with all covenants related to the Credit Agreement. Total interest expense recognized during the three months ended March 31, 2022 and 2021 related to the Term Loan was $6.0 million and $5.8 million, respectively.
Topgolf Credit Facilities
The Company has a $350.0 million term loan (the “Topgolf Term Loan”), and a $175.0 million revolving credit facility with JPMorgan Chase Bank, N.A (the “Topgolf Revolving Credit Facility”), with JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, RBC Capital Markets, as Syndication Agent, and the other agents, arrangers and lenders party thereto (together, the “Topgolf Credit Facilities”).
Borrowings under the Topgolf Credit Facilities accrue interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.50%, (c) the adjusted one-month LIBOR rate plus 1.00%, and (d) 1.75%, or (ii) an adjusted LIBOR rate (for a period equal to the relevant interest period) (which shall not be less than 0.75%), in each case plus an applicable margin. Applicable margins may vary relative to each facility and are subject to specific terms and conditions as outlined under each individual agreement. Additionally, the terms of the Topgolf Credit Facilities require the Company to maintain certain leverage ratios on a quarterly basis in addition to the maintenance of certain customary representations, reporting covenants and reporting obligations.
The Topgolf Credit Facilities are guaranteed by all direct and indirect domestic wholly owned restricted subsidiaries of Topgolf International, Inc. (for purposes of this description, the “Borrower”), other than certain excluded subsidiaries (such subsidiary guarantors, together with the Borrower, the “Loan Parties”). All obligations under the Topgolf Credit Facilities are, and any future guarantees of those obligations will be, secured by, among other things, and in each case subject to certain exceptions: (1) a first-lien pledge of all of the capital stock or other equity interests held by each Loan Party, and (2) a first-lien pledge of substantially all of the other tangible and intangible assets of each Loan Party. Certain of the Company’s Topgolf locations are required to be subject to leasehold mortgages for the benefit of the lenders under the Topgolf Credit Facilities.
As of March 31, 2022, outstanding borrowings under the Topgolf Term Loan were $339.5 million and there were no outstanding borrowings under the Topgolf Revolving Credit Facility.
Total interest expense recognized during the three months ended March 31, 2022 and 2021 related to the Topgolf Term Loan was $6.0 million and $1.9 million, respectively. Total interest expense recognized during the three months ended March 31, 2022 and 2021 related to the Topgolf Revolving Credit Facility was $0.4 million and $0.7 million, respectively.
Convertible Notes
In May 2020, the Company issued $258.8 million of 2.75% Convertible Notes. The Convertible Notes have a stated interest rate of 2.75% per annum on the principal amount and are payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Convertible Notes mature on May 1, 2026, unless earlier redeemed or repurchased by the Company or converted. The Company may settle the Convertible Notes through cash settlement, physical settlement, or combination settlement at its election, and may redeem all or part of the Convertible Notes on or after May 6, 2023, subject to certain stipulations. The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 56.7698 per $1,000 principal amount of Convertible Notes, which is equal to an initial conversion price of $17.62 per share. Additionally, all or any portion of the Convertible Notes may be converted at the conversion rate and at the holders’ option on or after February 1, 2026 until the close of business on the second trading day immediately prior to the maturity date, and upon the occurrence of certain contingent conversion events. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries. The Company used the net proceeds from the Convertible Notes offering for general corporate purposes.
In connection with the issuance of the Convertible Notes and prior to the Company’s adoption of ASU 2020-06 on January 1, 2022, which is described further in the Note 2 herein, the Company separated certain amounts attributable to the Convertible Notes into liability and equity components in a manner which reflected the interest cost of a similar nonconvertible debt instrument. As a result of the adoption of ASU 2020-06, bifurcation of these amounts is no longer required, and as such, all associated amounts which were previously separated are now reported as a single liability measured at its amortized cost. During the three months ended March 31, 2022 and 2021, the Company recognized interest expense on the Convertible Notes of $1.8 million.
Capped Call
In connection with the pricing of the Convertible Notes, on April 29, 2020 the Company entered into privately negotiated capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls cover the aggregate number of shares of the Company’s common stock that initially underlie the Convertible Notes, and are generally expected to reduce potential dilution and/or offset any cash payments the Company is required to make related to any conversion of the Convertible Notes. The Capped Calls each have an exercise price of $17.62 per share, subject to certain adjustments, which correspond to the initial conversion prices of the Convertible Notes, and a cap price of $27.10 per share. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the if-converted method. The initial cost of the Capped Calls was recorded as a reduction to additional paid-in-capital on the Company’s Consolidated Balance Sheet.
Equipment Notes
The Company has long-term financing agreements (the “Equipment Notes”) with various lenders which it uses in order to invest in certain of its facilities and IT equipment. The loans are secured by the relative underlying equipment.
During each of the three months ended March 31, 2022 and 2021, the Company recognized $0.2 million in interest expense related to the Equipment Notes.
Mortgage Loans
The Company has three mortgage loans related to the construction of three of its Topgolf venues. The mortgage loans are secured by the assets of each respective venue and require either monthly (i) principal and interest payments or (ii) interest-only payments until their maturity dates. For loans requiring monthly interest-only payments, the entire unpaid principal balance and any unpaid accrued interest is due on the maturity date. Total interest expense on the mortgage loans recognized during the three months ended March 31, 2022 and 2021 was $1.2 million and $0.4 million, respectively.
Aggregate Amount of Maturities
The following table presents the Company’s combined aggregate amount of maturities for the Company’s long-term debt over the next five years and thereafter as of March 31, 2022. Amounts payable under the ABL Facility are excluded from this table as they are short-term in nature. Amounts payable under the Term Loan included below represent the minimum principal repayment obligations as of March 31, 2022.

(in millions)
Remainder of 2022	$14.4
2023	16.5
2024	15.3
2025	13.0
2026	1,006.8
Thereafter	46.4
$1,112.4
Less: Unamortized Debt Issuance Costs	26.2
Total	$1,086.2
As of March 31, 2022, the Company was in compliance with all fixed charge coverage ratios and all other financial covenant and reporting requirements under the terms of its credit facilities mentioned above, as applicable.
Note 7. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.

Diluted earnings per common share (“Diluted EPS”) takes into account the potential dilution that could occur if outstanding securities were exercised. Dilutive securities that may impact Diluted EPS include shares underlying outstanding stock options, restricted stock units and performance share units granted to employees and non-employee directors (see Note 13), as well as common shares underlying the Convertible Notes (see Note 6). Dilutive securities related to common shares underlying outstanding stock options, restricted stock units, and performance share units granted to employees and non-employee directors are included in the calculation of diluted earnings per common share using the treasury stock method in accordance with ASC Topic 260, “Earnings per Share.” Dilutive securities related to common shares underlying the Convertible Notes are included in the calculation of diluted earnings per common share using the if-converted method in accordance with ASU 2020-06, which was adopted by the Company on January 1, 2022 (see Note 2).
Weighted-average common shares outstanding—diluted and weighted-average common shares outstanding—basic are the same in periods when a net loss is reported or in periods when anti-dilution occurs.
The following table summarizes the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended March 31,
	2022	2021
Earnings per common share—basic
Net income	$86.7	$272.5
Weighted-average common shares outstanding—basic(1)	185.1	117.5
Basic earnings per common share	$0.47	$2.32

Earnings per common share—diluted
Net income	$86.7	$272.5
Interest expense(2)	1.6	—
Net income attributable to diluted earnings per common share	$88.3	$272.5

Weighted-average common shares outstanding—basic(1)	185.1	117.5
Convertible Notes weighted-average shares outstanding (2)	14.7	5.4
Outstanding options, restricted stock units and performance share units	1.0	1.7
Weighted-average common shares outstanding—diluted	200.8	124.6
Diluted earnings per common share	$0.44	$2.19

(1) In connection with the Topgolf merger, the Company issued 89.8 million of its common stock to shareholders of Topgolf, and 0.2 million of its common stock for restricted stock awards converted in the merger (Note 13), of which 23.0 million weighted average shares were included in the basic and diluted share calculations based on the number of days the shares were outstanding during the three months ended March 31, 2021.

(2) As of January 1, 2022, in connection with the adoption of ASU 2020-06 (Note 2), the Company started using the if-converted method for calculating the dilutive weighted average shares outstanding related to the Convertible Notes for purposes of calculating diluted earnings per common share. Under this method, interest expense related to the Convertible Notes for the period is excluded from net income. Prior to the adoption of ASU 2020-06, the Company used the treasury stock method for calculating the dilutive impact from the Convertible Notes.

Options, Restricted Stock Units and Performance Share Units
For the three months ended March 31, 2022, 1.3 million securities outstanding comprised of anti-dilutive restricted stock units were excluded from the calculation of earnings per common share—diluted. For the three months ended March 31, 2021, 0.5 million shares comprised of anti-dilutive stock options and restricted stock units, were excluded from the calculation of earnings per common share—diluted.

Note 8. Goodwill and Intangibles
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in millions):

	Topgolf	Golf Equipment	Apparel, Gear and Other	Total
Balance, December 31, 2021	$1,340.7	$531.1	$88.3	$1,960.1
Additions	14.3	0.2	—	14.5
Impairments	—	—	—	—
Foreign currency translation	—	(0.2)	—	(0.2)
Balance, March 31, 2022	$1,355.0	$531.1	$88.3	$1,974.4
The additions to goodwill during the three months ended March 31, 2022 are related to adjustments to finalize the fair value on certain leases assumed in connection with the merger with Topgolf, as well as the deferred taxes associated with the transaction (see Note 5). Goodwill is net of accumulated impairment losses of $148.4 million, which were recorded prior to December 31, 2021, and are related to the Company’s Apparel, Gear and Other segment.
The Company’s intangible assets by major asset class are as follows (in millions, except useful life amounts):

	Useful Life (Years)	March 31, 2022
		Gross	Accumulated Amortization	Translation Adjustment	Net Book Value
Indefinite-lived:
Trade name, trademark, trade dress and other	—	$1,441.0	$—	$(21.5)	$1,419.5
Liquor licenses	—	7.9	—	—	7.9
Amortizing:
Patents	2-16	32.0	(31.7)	—	0.3
Customer and distributor relationships and other	1-10	61.7	(29.4)	(3.0)	29.3
Developed technology	10	69.7	(7.2)	(1.4)	61.1
Total intangible assets		$1,612.3	$(68.3)	$(25.9)	$1,518.1

	Useful Life (Years)	December 31, 2021
		Gross	Accumulated Amortization	Translation Adjustment	Net Book Value
Indefinite-lived:
Trade name, trademark, trade dress and other	—	$1,441.0	$—	$(15.8)	$1,425.2
Liquor licenses	—	7.7	—	—	7.7
Amortizing:
Patents	2-16	32.0	(31.7)	—	0.3
Customer and distributor relationships and other	1-10	61.7	(27.4)	(2.3)	32.0
Developed technology	10	69.7	(5.5)	(0.8)	63.4
Total intangible assets		$1,612.1	$(64.6)	$(18.9)	$1,528.6

The Company recognized amortization expense related to acquired intangible assets of $3.7 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively. Amortization expense is included in selling, general and administrative expenses in the consolidated condensed statements of operations.

Future amortization expense related to acquired intangible assets held as of March 31, 2022 is expected to be incurred as follows (in millions):

Remainder of 2022	$9.5
2023	11.6
2024	11.5
2025	11.3
2026	11.2
Thereafter	35.6
$90.7
Note 9. Investments
Investment in Full Swing
In connection with the merger with Topgolf, the Company acquired an ownership interest of less than 20.0% in Full Swing, which is accounted for at cost less impairments, adjusted for observable changes in fair value. As of March 31, 2022 and December 31, 2021, the Company’s investment in Full Swing was $9.3 million and is reflected within Other assets on the Company’s consolidated condensed balance sheets.
Investment in Five Iron Golf
The Company has an ownership interest of less than 20.0% in Five Iron Golf, which is accounted for at cost less impairments, adjusted for observable changes in fair value. As of March 31, 2022 and December 31, 2021, the Company’s investment in Five Iron Golf was $30.0 million and is reflected within Other assets on the Company’s consolidated condensed balance sheets.

Note 10. Selected Financial Data
Selected financial data as of the periods presented below is as follows (in millions, except useful life data):

		March 31, 2022	December 31, 2021
Inventories:
Finished goods		$415.2	$415.4
Work in process		1.9	1.3
Raw materials		130.5	111.7
Food and beverage		4.8	5.1
		$552.4	$533.5

Other current assets:		March 31, 2022	December 31, 2021
Credit card receivables		$27.5	$31.2
Sales return reserve cost recovery asset		36.1	25.9
VAT/Sales tax receivable		14.4	19.5
Other current assets		56.7	42.7
		$134.7	$119.3

Property, plant and equipment, net:	Estimated Useful Life	March 31, 2022	December 31, 2021
Land		$134.2	$134.2
Buildings and leasehold improvements	10-40 years	877.8	858.6
Machinery and equipment	5-10 years	213.0	204.3
Furniture, computer hardware and equipment	3-5 years	228.5	211.2
Internal-use software	3-5 years	83.4	81.6
Production molds	2-5 years	8.1	8.0
Construction-in-process		356.5	286.7
		1,901.5	1,784.6
Less: Accumulated depreciation		367.0	333.2
		$1,534.5	$1,451.4
Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful life of the asset. During the three months ended March 31, 2022 and 2021, the Company recorded depreciation expense of $38.9 million and $18.0 million, respectively, on the accompanying consolidated condensed statements of operations.

	March 31, 2022	December 31, 2021
Accounts payable and accrued expenses:
Accounts payable	$167.5	$138.7
Accrued expenses	194.6	226.8
Accrued inventory	174.7	125.7
	$536.8	$491.2

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
In March 2021, the Company acquired Topgolf through a non-taxable stock acquisition in a share exchange. The purchase price of Topgolf at acquisition was approximately $3,014.2 million. As noted in Note 5, during the three months ended March 31, 2022, the Company finalized its fair value determination of the acquired assets and assumed liabilities and completed its assessment of the purchase price allocation. Based on new information about facts and circumstances that existed at the acquisition date, the Company recorded an additional goodwill adjustment of $12.2 million, a decrease in valuation allowances accrued of $2.8 million, and a discrete income tax benefit of $15.0 million during the three months ended March 31, 2022.
The realization of deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. As a result of the Topgolf merger and the fact that Topgolf’s losses exceed the Company’s income in recent years, the Company has determined that it is not more likely than not that a portion of its U.S. deferred tax assets will be realized. The valuation allowance on the Company’s U.S. deferred tax assets as of March 31, 2022 primarily relate to federal and state deferred tax assets for tax attributes that the Company estimates are not more likely than not to be utilized prior to expiration. With respect to non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of the Company’s deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established.
The Company recorded an income tax benefit of $15.7 million and an income tax provision of $47.7 million for the three months ended March 31, 2022 and 2021, respectively. As a percentage of pre-tax income, the Company’s effective tax rate was (22.0)% and 14.9% for the three months ended March 31, 2022 and 2021, respectively. In the three months ended March 31, 2022, the primary difference between the statutory rate and the effective rate relates to the release of valuation allowances on Callaway Golf Company and Topgolf deferred tax assets. In the three months ended March 31, 2021, the primary difference between the statutory rate and the effective rate relates to the nontaxable book gain on Topgolf shares recorded upon close of the merger, which is excluded from pre-tax income for tax purposes, offset by the establishment of valuation allowances on Callaway Golf Company deferred tax assets.
At March 31, 2022, the gross liability for income taxes associated with uncertain tax positions was $26.1 million. Of this amount, $10.6 million would benefit the Company’s consolidated condensed financial statements and effective income tax rate if favorably settled. The Company recognizes interest and penalties related to income tax matters in income tax expense.
Note 12. Commitments & Contingencies
Legal Matters
The Company is subject to routine legal claims, proceedings, and investigations associated with the normal conduct of its business activities, including commercial disputes and employment matters. The Company also receives from time to time information claiming that products sold by the Company infringe or may infringe patent, trademark, or other intellectual property rights of third parties. One or more such claims of potential infringement could lead to litigation, the need to obtain licenses, the need to alter a product to avoid infringement, a settlement or judgment, or some other action or material loss by the Company, which could adversely affect the Company’s overall ability to protect its product designs and ultimately limit its future success in the marketplace. Additionally, the Company is occasionally subject to non-routine claims, proceedings, or investigations.

The Company regularly assesses such matters to determine the degree of probability that the Company will incur a material loss as a result of such matters, as well as the range of possible loss. An estimated loss contingency is accrued in the Company’s financial statements if it is probable the Company will incur a loss and the amount of the loss can be reasonably estimated. Historically, the claims, proceedings, and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company. However, it is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. Consequently, management is unable to estimate the ultimate aggregate amount of monetary loss, amounts covered by insurance, or the financial impact that will result from such matters. In addition, the Company cannot assure that it will be able to successfully defend itself in those matters, or that any amounts accrued in relation to a potential loss are sufficient.
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. The amounts listed below approximate the minimum purchase obligations the Company is obligated to pay under these agreements. The actual amounts paid under some of the agreements may be higher or lower than these amounts.
As of March 31, 2022, the minimum obligation that the Company is required to pay under these agreements over the next five years and thereafter as follows (in millions):

Remainder of 2022	$44.9
2023	32.8
2024	7.1
2025	0.4
2026	0.1
Thereafter	—
$85.3
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite and the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s consolidated financial statements. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ending, and as of March 31, 2022, were not material to the Company’s financial position, results of operations, or cash flows.
Note 13. Share-Based Employee Compensation
Topgolf Replacement Awards
In connection with the merger with Topgolf (see Note 5), which was completed on March 8, 2021, the Company converted stock options previously held by former equity holders of Topgolf into 3.2 million options to purchase shares of Callaway common stock, and certain outstanding restricted stock awards of Topgolf into 0.2 million shares of Callaway common stock. During three months ended March 31, 2022 and 2021, the Company recognized compensation expense, net of estimated forfeitures, of $0.8 million and $0.4 million, respectively, related to these awards.
The Company did not grant stock options or restricted stock awards during the three months ended March 31, 2022.

Restricted Stock Units
During the three months ended March 31, 2022 and 2021, the Company granted 0.5 million and 1.0 million shares underlying restricted stock units at a weighted average grant-date fair value of $23.43 and $29.61 per share, respectively.
Compensation expense, net of estimated forfeitures, for shares underlying restricted stock units was $4.1 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively.
Performance Based Awards
During the three months ended March 31, 2022, the Company granted 0.6 million shares underlying total shareholder return performance restricted stock units at a weighted average grant-date fair value of $30.73 per share. During the three months ended March 31, 2021, the Company granted 1.3 million restricted stock units underlying various performance metrics, including adjusted pre-tax income; earnings before interest, tax, depreciation, amortization and stock compensation; and total shareholder return, at a weighted average grant-date fair value of $29.58 per share.
Performance restricted stock units granted by the Company cliff-vest after three years. The number of shares that may ultimately be issued upon vesting is based on the achievement of the respective metrics for each award, which may range from 0% to 200%. As of March 31, 2022, all performance restricted stock units are within the probable range of achievement.
Compensation expense, net of estimated forfeitures, for shares underlying performance stock units was $8.9 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively.

Share-Based Compensation Expense
The table below summarizes the amounts recognized in the financial statements for the three months ended March 31, 2022 and 2021 for share-based compensation, including expense for stock options, restricted stock awards, restricted stock units and performance based restricted stock units (in millions).

	Three Months Ended March 31,
	2022	2021
Cost of products	$0.5	$0.2
Selling, general and administrative expenses	12.8	4.2
Research and development expenses	0.4	0.2
Other venue expenses	0.1	—
Total cost of share-based compensation included in income before income tax	13.8	4.6
Income tax benefit	3.3	1.1
Total cost of share-based compensation, after tax	$10.5	$3.5
Note 14. Fair Value of Financial Instruments
Fair Value Measurements
The Company measures its financial assets and liabilities at fair value on a recurring basis using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Authoritative guidance establishes three levels of the fair value hierarchy as follows:
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

The carrying amounts of cash and cash equivalents, trade receivables, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities, and as a result are classified within Level 1 of the fair value hierarchy. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate.
The following table summarizes the valuation of the Company’s foreign currency forward contracts and interest rate hedge agreements (see Note 15) that are measured at fair value on a recurring basis, and are classified within Level 2 of the fair value hierarchy as of March 31, 2022 and December 31, 2021 (in millions):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Foreign currency forward contracts—asset position	$7.9	$—	$7.9	$—
Foreign currency forward contracts—liability position	(1.5)	—	(1.5)	—

Interest rate hedge agreements—asset position	1.0	—	1.0	—
Interest rate hedge agreements—liability position	(1.5)	—	(1.5)	—
	$5.9	$—	$5.9	$—
December 31, 2021
Foreign currency forward contracts—asset position	$0.3	$—	$0.3	$—
Foreign currency forward contracts—liability position	(0.2)	—	(0.2)	—

Interest rate hedge agreements—liability position	(8.7)	—	(8.7)	—
	$(8.6)	$—	$(8.6)	$—
Disclosures about the Fair Value of Financial Instruments
The table below illustrates information about fair value relating to the Company’s financial assets and liabilities. The fair value of these financial assets and liabilities are categorized within Level 2 of the fair value hierarchy and are based on quoted prices for similar instruments in active markets, quantitative pricing models, observable market borrowing rates, as well as other observable inputs and applicable valuation techniques. The financial assets and liabilities in the table below are recognized in the accompanying consolidated condensed balance sheets as of March 31, 2022 and December 31, 2021 (in millions).

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan	$435.6	$434.7	$436.8	$437.5
Japan Term Loan	$—	$—	$13.0	$12.2
Convertible Notes	$258.8	$390.1	$258.8	$444.4
U.S. Asset-Based Revolving Credit Facility	$178.2	$178.2	$9.1	$9.1
Japan ABL Facility	$41.1	$41.1	$—	$—
Equipment Notes	$28.6	$31.4	$31.1	$30.2
Mortgage Loans	$46.3	$52.1	$46.4	$52.3
Topgolf Term Loan	$339.5	$345.0	$340.4	$346.1
There were no transfers of financial instruments between the levels of the fair value hierarchy for the three months ended March 31, 2022 and 2021.
Non-recurring Fair Value Measurements
The Company measures certain assets at fair value on a non-recurring basis at least annually or more frequently if certain indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments that are written down to fair value when they are held for sale or determined to be impaired.

Note 15. Derivatives and Hedging
In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions of its international subsidiaries as well as fluctuations in foreign currency exchange rates and changes in interest rates relating to its long-term debt. The Company uses designated cash flow hedges and non-designated hedges in the form of foreign currency forward contracts as part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates and to mitigate the impact of foreign currency translation on transactions that are denominated primarily in Japanese Yen, British Pounds, Euros, Canadian Dollars, Australian Dollars and Korean Won. The Company also uses interest rate hedge contracts to mitigate the impact of variable rates on its long-term debt as well as changes in foreign currencies.
The Company accounts for its foreign currency forward contracts and interest rate hedge contracts in accordance with ASC Topic 815, “Derivatives and Hedging”, (“ASC Topic 815”). ASC Topic 815 requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as a designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Gains and losses from the remeasurement of qualifying cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) and released into earnings as a component of cost of products or net revenue, other income and interest expense during the period in which the hedged transaction takes place. Remeasurement gains or losses of derivatives that are not elected for hedge accounting treatment are recorded in earnings immediately as a component of other income.
Foreign currency forward contracts and interest rate hedge contracts are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements and changes in interest rates. The Company does not enter into foreign currency forward contracts and interest rate hedge contracts for speculative purposes. The Company utilizes counterparties for its derivative instruments that it believes are credit-worthy at the time the transactions are entered into and the Company closely monitors the credit ratings of these counterparties.
The following table summarizes the fair value of the Company’s derivative instruments as well as the location of the asset and/or liability on the consolidated condensed balance sheets as of March 31, 2022 and December 31, 2021 (in millions):

	Balance Sheet Location	Fair Value of Asset Derivatives
		March 31, 2022	December 31, 2021
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$1.3	$0.1
Interest rate hedge contracts	Other assets	1.0	—
Total		$2.3	$0.1

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	6.6	0.2
Total asset position		$8.9	$0.3

	Balance Sheet Location	Fair Value of Liability Derivatives
		March 31, 2022	December 31, 2021
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0.3	$—
Interest rate hedge contracts	Accounts payable and accrued expenses	1.5	4.1
Interest rate hedge contracts	Other long-term liabilities	—	4.6
		1.8	8.7
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	1.2	0.2
Total liability position		$3.0	$8.9

The Company’s derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated condensed balance sheets as of March 31, 2022 and December 31, 2021.
Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate the Company’s foreign currency exposure on intercompany sales of inventory to its foreign subsidiaries. These contracts generally mature within 12 months to 15 months from their inception. As of March 31, 2022 and December 31, 2021, the notional amounts of the Company’s foreign currency forward contracts designated as cash flow hedge instruments were approximately $41.8 million and $3.3 million, respectively.
As of March 31, 2022, the Company recorded a net gain of $1.0 million in accumulated other comprehensive loss related to foreign currency forward contracts. Of this amount, net gain of $0.4 million for the three months ended March 31, 2022, were removed from accumulated other comprehensive loss and recognized in cost of products for the underlying sales that were recognized, and net gains of $0.1 million for the three months ended March 31, 2022 related to the amortization of forward points were removed from accumulated other comprehensive loss and recognized in cost of products. There were no ineffective hedge gains or losses recognized during the three months ended March 31, 2022. Based on the current valuation, the Company expects to reclassify net gains of $1.0 million from accumulated other comprehensive loss into net earnings during the next 12 months.
    The Company recognized net loss of $0.3 million in cost of products related to its forward contract in the three months ended March 31, 2021.
Interest Rate Hedge Contract
In order to mitigate the risk of changes in interest rates associated with the Company’s variable-rate Term Loan, the Company used an interest rate hedge designated as a cash flow hedge (see Note 6). The interest rate hedge related to the USD denominated Term Loan in order to continue mitigating the risk of changes in interest rates. Over the life of the Term Loan, the Company will receive variable interest payments from the counterparty lenders in exchange for the Company making fixed rate payments, without exchange of the underlying notional amount. The notional amount outstanding under the interest rate hedge contract was $193.8 million and $194.3 million as of March 31, 2022 and December 31, 2021, respectively.
During the three months ended March 31, 2022, the Company recorded a net gain of $7.1 million, related to the remeasurement of the interest rate hedge contract in accumulated other comprehensive loss. Of these amounts, net losses of $1.2 million were realized from accumulated other comprehensive loss and recognized in interest expense during the three months ended March 31, 2022. Based on the current valuation, the Company expects to reclassify a net loss of $1.5 million related to the interest rate hedge contract from accumulated other comprehensive loss into net earnings during the next 12 months.
The Company recognized net gains of $1.2 million in interest expense during the three months ended March 31, 2021.
The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the three months ended March 31, 2022 and 2021 (in millions):

	Gain Recognized in Other Comprehensive Income
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2022	2021
Foreign currency forward contracts	$1.0	$2.2
Interest rate hedge agreements	7.1	2.7
	$8.1	$4.9

	Gain/(Loss) Reclassified from Other Comprehensive Income into Earnings
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2022	2021
Foreign currency forward contracts	$0.4	$(0.3)
Interest rate hedge agreements	(1.2)	(1.2)
	$(0.8)	$(1.5)

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate certain balance sheet exposures (payables and receivables denominated in foreign currencies), as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from their inception. As of March 31, 2022 and December 31, 2021, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $336.7 million and $67.8 million, respectively. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the consolidated condensed statements of operations. The foreign currency contracts are classified under Level 2 of the fair value hierarchy (see Note 14).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three months ended March 31, 2022 and 2021, respectively, in addition to the derivative contract type (in millions):

	Location of Net Gain Recognized in Income on Derivative Instruments	Amount of Net Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended March 31,
		2022	2021
Foreign currency forward contracts	Other income, net	$13.2	$10.6
In addition, for the three months ended March 31, 2022 and 2021, the Company recognized net foreign currency transaction losses of $5.7 million and $1.5 million on in its consolidated condensed statements of operations.
Note 16. Accumulated Other Comprehensive Loss
The following table details the amounts reclassified from accumulated other comprehensive loss to cost of products, interest expense, as well as changes in foreign currency translation for the three months ended March 31, 2022 (in millions):

	Derivative Instruments	Foreign Currency Translation	Total

Accumulated other comprehensive loss, December 31, 2021, after tax	$(5.6)	$(21.7)	$(27.3)
Change in derivative instruments	8.1	—	8.1
Net gains reclassified to cost of products	(0.4)	—	(0.4)
Net losses reclassified to interest expense	1.2	—	1.2
Income tax provision on derivative instruments	0.5	—	0.5
Foreign currency translation adjustments	—	(13.4)	(13.4)
Accumulated other comprehensive income (loss), March 31, 2022, after tax	$3.8	$(35.1)	$(31.3)

Note 17. Segment Information
The Company has three operating and reportable segments:
•Topgolf, which is primarily comprised of service revenues and expenses from its Company-operated Topgolf venues, Toptracer ball-flight tracking technology, and WGT digital golf game;
•Golf Equipment, which is comprised of product revenues and expenses that encompass golf club and golf ball products, including Callaway Golf-branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata-branded golf balls and sales of pre-owned golf clubs; and
•Apparel, Gear and Other, which is comprised of product revenues and expenses for the Jack Wolfskin outdoor apparel, gear and accessories business, the TravisMathew golf and lifestyle apparel and accessories business, the Callaway soft goods business and the OGIO business, which consists of golf apparel and accessories (including golf bags and gloves), storage gear for sport and personal use. This segment also includes royalties from licensing of the Company’s trademarks and service marks for various soft goods products.
There were no significant intersegment transactions during the three months ended March 31, 2022 or 2021.

The tables below contain information utilized by management to evaluate its operating segments for the interim periods presented (in millions).

	Three Months Ended March 31,
	2022	2021
Net revenues:
Topgolf(1)	$322.0	$92.6
Golf equipment	468.0	376.9
Apparel, gear and other	250.2	182.1
Total net revenues	$1,040.2	$651.6

Segment operating income:
Topgolf(1)	$6.5	$4.0
Golf equipment	100.8	84.9
Apparel, gear and other	26.7	20.5
Total segment operating income	134.0	109.4
Reconciling items(2)	(39.7)	(33.3)
Total operating income	94.3	76.1
Gain on Topgolf investment(3)	—	252.5
Interest expense, net	(31.4)	(17.4)
Other income, net	8.1	9.0
Total income before income taxes	$71.0	$320.2

Additions to long-lived assets:
Topgolf(1)	$120.1	$26.1
Golf equipment	5.3	6.4
Apparel, gear and other	3.6	5.1
Total additions to long-lived assets	$129.0	$37.6

(1) On March 8, 2021, the Company completed the merger with Topgolf and has included the results of operations of Topgolf in its consolidated condensed statements of operations from that date forward.
(2) Reconciling items include corporate general and administrative expenses not utilized by management in determining segment profitability, including amortization expense related to intangible assets acquired in connection with the merger with Topgolf and the acquisitions of Jack Wolfskin, TravisMathew and OGIO, as well as depreciation and amortization expense on the step-up to adjust the property, plant and equipment acquired and leases assumed in the merger with Topgolf to their fair values. The amount for 2022 also includes costs associated with the implementation of new IT systems for Topgolf, legal and credit agency fees related to a postponed debt refinancing, in addition to charges related to the suspension of the Jack Wolfskin retail business in Russia due to the Russia-Ukraine war. The amount for 2021 also includes transaction, transition and other non-recurring costs associated with the merger with Topgolf and costs associated with the implementation of new IT systems for Jack Wolfskin.

(3) The gain on Topgolf investment is related to the fair value step-up on the Company’s investment in Topgolf (see Note 5).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report, and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022. Interim operating results are not necessarily indicative of operating results that may be expected for the year ending December 31, 2022, or any other future periods. See also “Important Notice to Investors Regarding Forward-Looking Statements” on page 2 of this report.
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. This non-GAAP information includes the following:
•For the three months ended March 31, 2022 and 2021, certain of the Company’s financial results were presented on a constant currency basis, which estimates what the Company’s financial results would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency results and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period.
•For the three months ended March 31, 2022, certain financial results exclude certain non-recurring and non-cash charges, including IT integration and implementation costs at Topgolf, legal and credit agency fees related to a postponed debt refinancing, charges related to the suspension of the Jack Wolfskin retail business in Russia due to the Russia-Ukraine war, and the reversal of a valuation allowance on certain deferred tax assets associated with the merger with Topgolf. The three months ended March 31, 2021 excludes a gain to step-up the Company’s former investment in Topgolf to its fair value, transaction, transition and other non-recurring costs related to the Topgolf merger, the amortization of the discount on the Convertible Senior Notes (the “Convertible Notes”) issued in May 2020, a valuation allowance on certain deferred tax assets, in addition to other non-recurring expenses.
•For the three months ended March 31, 2022 and 2021, certain financial results exclude certain non-cash charges, including the amortization of intangible assets acquired in the merger with Topgolf and the acquisitions of Jack Wolfskin, TravisMathew and OGIO, as well as the depreciation and amortization of the fair value adjustments on the acquired property, plant and equipment and the leases assumed in connection with the merger with Topgolf.
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
Operating Segments and Seasonality
Callaway is a technology-enabled modern golf company delivering leading golf equipment, apparel and entertainment, with a portfolio of global brands including Callaway Golf, Topgolf, Odyssey, OGIO, TravisMathew and Jack Wolfskin. The Company has three operating segments, namely Topgolf, Golf Equipment, and Apparel, Gear and Other.

Topgolf
On March 8, 2021, the Company completed its merger with Topgolf. Topgolf operates on a 52- or 53-week fiscal year ending on the Sunday closest to December 31. As such, the Topgolf financial information included in the Company’s consolidated condensed financial statements is from January 3, 2022 through April 3, 2022 for the three months ended March 31, 2022, and from March 8, 2021 through April 4, 2021 for the three months ended March 31, 2021.
The Topgolf operating segment is comprised of Company-operated Topgolf domestic and international venues, which are equipped with technology-enabled hitting bays, multiple bars, dining areas and event spaces, and also offers advertising partnerships to corporate sponsors to feature their names and logos at Topgolf venues and on other media platforms. Revenue from Company-operated venues is primarily derived from food and beverage, gameplay, and events. As of March 31, 2022, Topgolf had 68 Company-operated venues and one Company-operated lounge in the United States, with an additional eleven venues under construction in the United States, and three Company-operated venues in the United Kingdom, with one additional venue under construction in the United Kingdom. Topgolf also receives a royalty from its franchised locations. As of March 31, 2022, Topgolf had four franchised venues (in Australia, Mexico, the United Arab Emirates, and Germany) and one licensed lounge (in China), with an additional two franchised venues under construction (in Thailand and China).
Topgolf’s other business lines include Toptracer ball-flight tracking technology as well as the World Golf Tour (“WGT”) digital golf game. Toptracer ball-flight tracking technology is used by independent driving ranges, franchised venues outside of the United States, as well as in Company-operated Topgolf venues to enhance the Topgolf gaming experience. As of March 31, 2022, Topgolf had over 16,000 Toptracer bays installed. The WGT digital golf game is an online multiplayer virtual golf game that enables players to gather online as a community and participate in simulated photorealistic gameplay on world-famous golf courses.
Operating results fluctuate from quarter to quarter due to seasonal factors. Historically, venues experience nominally higher second and third quarter revenues associated with the spring and summer. Topgolf’s first and fourth quarters have historically had lower revenues at its venues as compared to the other quarters due to cooler temperatures. Seasonality is expected to be a factor in Topgolf’s results of operations. As a result, factors affecting peak seasons at venues, such as adverse weather, could have a disproportionate effect on its operating results.
For further information about the merger with Topgolf see Note 5 “Business Combinations” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Golf Equipment
The Golf Equipment operating segment is comprised of Callaway Golf-branded golf clubs and balls, including Callaway Golf-branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata-branded golf balls and sales of pre-owned golf clubs. The Company’s golf equipment products are designed to be technologically advanced for golfers of all skill levels, both amateur and professional.
In most of the regions where the Company conducts business, the game of golf is played primarily on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of the Company’s on-course customers closing for the cold weather months. In general, during the first quarter, the Company launches new product for the new golf season. This initial sell-in generally continues into the second quarter. Third-quarter sales are generally dependent on reorder business but can also include smaller new product launches. Fourth-quarter sales are generally less than the other quarters due to the end of the golf season in many of the Company’s key regions. This seasonality, and therefore quarter-to-quarter fluctuations, can be affected by many factors, including the timing of new product introductions as well as weather conditions. In general, because of this seasonality, a majority of the Company’s sales from its Golf Equipment operating segment and most, if not all, of its profitability from this segment generally occurs during the first half of the year.

Apparel, Gear and Other
The Company’s Apparel, Gear and Other operating segment is comprised of Callaway Golf, OGIO, TravisMathew and Jack Wolfskin soft goods products, which are largely designed and developed internally. The Callaway Golf soft goods brand offers a full line of premium golf apparel, footwear, gear and accessories. The OGIO brand offers a full line of premium personal storage gear for sport and personal use and accessories. TravisMathew offers a full line of premium golf and lifestyle apparel as well as footwear and accessories. Under the Jack Wolfskin brand, the Company offers a full line of premium outdoor apparel, gear and accessories. On certain soft goods products, the Company receives royalties from the licensing of its trademarks and service marks.
Sales of the Callaway-branded golf apparel and accessories generally follow the same seasonality as golf equipment, and are therefore generally higher during the first half of the year. TravisMathew-branded products are generally lifestyle focused and not dependent on golf, and therefore sales are more evenly spread throughout the year. Sales of Jack Wolfskin-branded products focuses primarily on outerwear and consequently experiences stronger sales for such products during the cold-weather months and the corresponding prior sell-in periods. Therefore, sales of Jack Wolfskin products are generally greater during the second half of the year.
For further information about the Company’s segments, see Note 17 “Segment Information” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Executive Summary and Recent Developments
Net revenue increased $388.6 million or 59.6% to $1,040.2 million in the first quarter of 2022 compared to the first quarter of 2021 due to increases in all three operating segments and across all major regions. This increase was primarily driven by an increase in Topgolf venue sales due to a full quarter contribution of revenues in the first quarter of 2022, compared to one month in the first quarter of 2021 due to the timing of the merger on March 8, 2021, as well as strong performance in the Golf Equipment and Apparel, Gear and Other operating segments as demand for the Company’s golf equipment and apparel products remained strong in the first quarter of 2022.
Operating income increased 23.9% to $94.3 million in the first quarter of 2022 compared to the first quarter of 2021 due to increases in net revenues in all three operating segments as discussed above, partially offset by an increase in operating expenses driven by the full-quarter impact from Topgolf and higher spending in order to support a larger business, combined with higher freight costs and the impact of inflationary pressures, as well as the impact of unfavorable foreign currency rates.
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

Foreign Currency
A significant portion of the Company’s business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency forward contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency rates, they do not eliminate those effects, which can be significant. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies and (iii) the mark-to-market adjustments of the Company’s foreign currency forward contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. Fluctuations in foreign currencies had an unfavorable impact on international net revenues of $21.2 million in the first three months of 2022 relative to the same period in the prior year. The Company anticipates that changes in foreign currencies will continue to have an unfavorable impact on net revenues for the duration of 2022.
Inflation
The recent increase in inflation partially contributed to the increase in the cost of the Company’s products as well as operating costs. While the Company was able to offset these inflationary pressures by increasing the price of its products, the length and severity of these conditions are unpredictable, and should conditions worsen, such inflationary pressures may have an adverse effect on the Company’s operating expenses. Further, the Company may not be able to offset these increased costs through price increases. As a result, the Company’s cash flows and results of operations could be adversely affected.

Results of Operations
Due to the timing of the merger with Topgolf on March 8, 2021, the Company’s results of operations in the first quarter of 2022 reflect a full quarter of net revenues, operating expenses and other income and expenses compared to one month in the comparative period of 2021.
Net Revenues
The Company’s net revenues in the first quarter of 2022 and 2021 by operating segment and region are presented below (dollars in millions):

	Three Months Ended March 31,		Growth
	2022	2021	Dollars	Percent
Net revenues:
Topgolf	$322.0	$92.6	$229.4	247.7%
Golf Equipment	468.0	376.9	91.1	24.2%
Apparel, Gear and Other	250.2	182.1	68.1	37.4%
	$1,040.2	$651.6	$388.6	59.6%

	Three Months Ended March 31,		Growth		Non-GAAP Constant Currency Growth vs. 2021
	2022	2021	Dollars	Percent	Percent
Net revenues(1):
United States	$709.4	$388.2	$321.2	82.7%	82.7%
Europe	134.9	108.3	26.6	24.6%	32.6%
Asia	158.6	123.9	34.7	28.0%	37.4%
Rest of world	37.3	31.2	6.1	19.6%	22.4%
	$1,040.2	$651.6	$388.6	59.6%	62.9%

(1) As of January 1, 2022, the Company modified the composition of its regions, and is now including Japan, Korea, China, South-East Asia and India in Asia. These regions, except for Japan, were previously reported in rest of world. As the result of this change, net revenues by region for the period presented in the prior year were recast to conform with the current year presentation.

Net revenues for the three months ended March 31, 2022 increased $388.6 million (59.6%) to $1,040.2 million compared to $651.6 million for the three months ended March 31, 2021. This increase was driven by incremental net revenues from Topgolf due to the timing of the merger in 2021, in addition to increases in Golf Equipment and Apparel, Gear and Other across all major regions due to continued brand momentum and strong demand for the Company’s golf equipment, gear and apparel product lines.
•The 82.7% increase in net revenues in the United States was primarily driven by Topgolf venue sales combined with strong demand for golf equipment products and TravisMathew apparel, in addition to an increase in Callaway-branded golf gear.
•The 24.6% increase in Europe was primarily due to strong demand for golf equipment products in addition to Topgolf venue sales, partially offset by a decline in sales of Jack Wolfskin products due to supply chain constraints and the continued impact of COVID-19 restrictions as well as the unfavorable impact of changes in foreign currency.
•The 28.0% increase in Asia was primarily driven by Korea due to incremental net revenues resulting from the addition of the Callaway apparel business in the second quarter of 2021, and Japan due to strong demand for golf equipment products, partially offset by a small decline in sales of Jack Wolfskin products in China due to supply chain constraints and the continued impact of COVID-19 restrictions, and the unfavorable impact of changes in foreign currency, primarily in Japan.
•The 19.6% increase in rest of world was driven by the strong demand for golf equipment and apparel products in Canada, Australia, Latin America and the Caribbean.

Fluctuations in foreign currencies had an unfavorable impact on international net revenues of $21.2 million in the first three months of 2022 relative to the same period in the prior year.
For further discussion of each operating segment’s results, see below “Operating Segment Results for the Three Months Ended March 31, 2022 and 2021”.
Costs and Expenses
Costs of products increased $101.2 million to $411.8 million in the first three months of 2022 compared to $310.6 million in the comparable period of 2021. The Company’s cost of products are highly variable in nature and this increase is due to an increase in sales volumes in the first three months of 2022, combined with an increase in freight and overall commodity costs, partially offset by the favorable impact of foreign currency exchange rates.
Costs of services, which consists of the cost of food and beverage sold in the Company’s Topgolf venues as well as certain costs associated with licensing the Company’s Toptracer ball-flight tracking technology, increased $28.0 million (254.5%) to $39.0 million in the first three months of 2022 compared to $11.0 million in the comparable period of 2021 as the result of incremental expenses from Topgolf due to the timing of the merger in 2021.
Other venue expenses, which consist of depreciation and amortization, employee costs, rent, utilities, and other costs associated with Topgolf venues, increased $165.0 million (252.3%) to $230.4 million in the first three months of 2022 compared to $65.4 million for the comparable period of 2021 as the result of incremental expenses from Topgolf due to the timing of the merger in 2021.
Selling, general and administrative expenses increased by $69.2 million to $243.1 million (23.4% of net revenues) in the first three months of 2022 compared to $173.9 million (26.7% of net revenues) in the comparable period of 2021. This increase reflects $28.1 million of expenses related to the incremental impact from Topgolf due to the timing of the merger in 2021. The remaining $41.1 million increase was driven by higher spending in order to support a larger business, including $24.3 million in employee costs resulting primarily from increased headcount, $10.0 million in advertising, marketing and tour, and $6.2 million in professional fees, including fees associated with the implementation of IT systems for Topgolf, partially offset by the favorable impact of foreign currency exchange rates.
Research and development expenses increased $4.8 million to $17.5 million (1.7% of net revenues) in the first three months of 2022 compared to $12.7 million (1.9% of net revenues) in the comparable period of 2021, primarily due to $3.3 million of expenses related to Topgolf as the result of incremental expenses from Topgolf due to the timing of the merger in 2021, in addition to an increase of $1.5 million comprised primarily of employee costs.
Venue pre-opening costs increased $2.2 million to $4.1 million (0.4% of net revenues) in the first three months of 2022 compared to $1.9 million (0.3% of net revenues) in the comparable period of 2021 as the result of incremental expenses from Topgolf due to the timing of the merger in 2021. Venue pre-opening costs include costs associated with activities prior to the opening of a new Company-operated venue, as well as other costs that are not considered in the evaluation of ongoing venue performance.
Other Income and Expense
Net interest expense increased $14.0 million to $31.4 million in the first three months of 2022 compared to $17.4 million in the comparable period of 2021, primarily due to incremental interest expense related to long-term debt and DLF obligations at Topgolf as the result of incremental expenses from Topgolf due to the timing of the merger in 2021. This increase was partially offset by a decrease in discount amortization expense associated with the Company’s Convertible Notes as the result of the de-recognition of the original issue discount resulting from the adoption of Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”) as of January 1, 2022. See Note 6 “Financing Arrangements” in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.
As a result of the merger with Topgolf in March 2021, the Company wrote-up the value of its pre-merger investment in Topgolf to its fair value and recorded a gain of $252.5 million in the first quarter of 2021.
Other income decreased to $8.1 million in the first three months of 2022 compared to $9.0 million in the comparable period of 2021 primarily due to a decrease in net foreign currency gains.

Income Taxes
The Company’s provision for income taxes decreased $63.4 million to a tax benefit of $15.7 million in the first quarter of 2022, compared to a tax provision of $47.7 million in the comparable period of 2021. As a percentage of pre-tax income, the Company’s effective tax rate was (22.0)% and 14.9% in the first quarter of 2022 and 2021, respectively. The effective tax rate in 2022 reflects the release of valuation allowances on Callaway Golf Company and Topgolf deferred tax assets. The effective tax rate in 2021 reflects the exclusion of the gain to write-up the Company’s pre-merger investment in Topgolf, which is nontaxable for tax purposes, offset by the establishment of valuation allowances on Callaway Golf Company deferred tax assets.
Net Income
Net income in the first quarter of 2022 decreased to $86.7 million compared to $272.5 million in the comparable period of 2021. Diluted earnings per share decreased $1.75 to $0.44 per share in the first three months of 2022 compared to $2.19 in the same period in 2021.
On a non-GAAP basis, excluding the items described in the table below, the Company’s net income and diluted earnings per share in the first quarter of 2022 would have been $70.9 million and $0.36 per share, respectively, compared to $76.6 million and $0.62 per share, respectively, for the comparative period in 2021. Fully diluted shares were 200.8 million shares of common stock in the first quarter of 2022, an increase of 76.2 million shares compared to 124.6 million shares for the comparative period in 2021. The increased share count includes the full dilution from the shares issued in connection with the close of the merger with Topgolf on March 8, 2021, combined with the impact of calculating the Convertible Notes under the if-converted method due to the adoption of ASU 2020-06 as of January 1, 2022. The decrease in non-GAAP net income in 2022 was primarily driven by incremental interest expense from deemed landlord financed leases due to the full-quarter impact from Topgolf in the first three months of 2022 compared to one month in the comparable period of 2021. This decrease was partially offset by a 9.8% increase in operating income resulting from the incremental contribution from Topgolf, combined with an increase in net revenues resulting from overall brand momentum and continued strong demand for the Company’s golf equipment and soft goods products, partially offset by the negative impact from unfavorable changes in foreign currency rates and an increase in operating expenses to support a larger organization.
The table below presents a reconciliation of the Company’s as-reported results for the three months ended March 31, 2022 and 2021 to the Company’s non-GAAP results reported above for the same periods (in millions, except per share information).

	Three Months Ended March 31, 2022
	GAAP	Non-Cash Amortization and Depreciation(1)	Non-Recurring Items(3)	Tax Valuation Allowance(5)	Non-GAAP
Net income (loss)	$86.7	$(4.3)	$(6.4)	$26.5	$70.9
Earnings (loss) per share - diluted	$0.44	$(0.02)	$(0.03)	$0.13	$0.36
Weighted-average shares outstanding(6)	200.8	200.8	200.8	200.8	200.8

	Three Months Ended March 31, 2021
	GAAP	Non-Cash Acquisition Amortization(1)	Non-Cash Amortization of Discount on Convertible Notes(2)	Acquisition and Other Non-Recurring Items(4)	Tax Valuation Allowance(5)	Non-GAAP(5)
Net income (loss)	$272.5	$(2.9)	$(1.9)	$239.6	$(38.9)	$76.6
Earnings (loss) per share - diluted	$2.19	$(0.02)	$(0.02)	$1.92	$(0.31)	$0.62
Weighted-average shares outstanding	124.6	124.6	124.6	124.6	124.6	124.6

(1) Includes the amortization of intangible assets acquired in the merger with Topgolf and the acquisitions of Jack Wolfskin, TravisMathew and OGIO, as well as the depreciation and amortization of the fair value adjustments on the acquired property, plant and equipment and the leases assumed in connection with the merger with Topgolf.

(2) Represents the non-cash amortization of the discount on the Convertible Notes issued in May 2020.
(3) Includes IT integration and implementation costs at Topgolf, legal and credit agency fees related to a postponed debt refinancing, and charges of $3.8 million related to the suspension of the Jack Wolfskin retail business in Russia due to the Russia-Ukraine war.

(4) Acquisition and other non-recurring items for the three months ended March 31, 2021 include a $252.5 million gain to write-up the Company’s pre-merger investment in Topgolf to its fair value, as well as transaction, transition and other non-recurring costs related to the Topgolf merger, and costs related to the implementation of new IT systems for Jack Wolfskin and Topgolf.

(5) Includes the recognition of a valuation allowance against certain deferred tax assets in the first quarter of 2021 as the result of the merger with Topgolf as well as the subsequent release of a portion of the valuation allowance upon the Company’s completion of its assessment of these deferred taxes in the first quarter of 2022.

(6) The weighted average shares outstanding for the three months ended March 31, 2022 includes the impact from the adoption of Accounting Standards Update Number 2020-06 as of January 1, 2022, which requires the application of the if-converted method to calculate the diluted weighted average shares outstanding on Convertible Notes. Under this method, the Company included 14.7 million shares related to its Convertible Notes in the weighted average shares outstanding calculation. For purposes of calculating diluted earnings per share, the Company’s Convertible Notes are assumed converted as of January 1, 2022, and therefore, the interest expense associated with the notes of $1.6 million was added back to net income.

Operating Segment Results for the Three Months Ended March 31, 2022 and 2021
The Company evaluates the performance of its operating segments based on segment operating income. Management uses total segment operating income as a measure of its operational performance, which excludes corporate overhead and certain non-recurring and non-cash charges.
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2021(1)
	2022	2021	Dollars	Percent	Percent
Net revenues:
Venues (2)	$306.5	$86.1	$220.4	256.0%	256.3%
Other business lines (2)	15.5	6.5	9.0	138.5%	146.2%
Topgolf	322.0	92.6	229.4	247.7%	248.6%
Golf clubs	370.4	316.4	54.0	17.1%	20.4%
Golf balls	97.6	60.5	37.1	61.3%	63.6%
Golf Equipment	468.0	376.9	91.1	24.2%	27.4%
Apparel	138.4	95.3	43.1	45.2%	50.4%
Gear, accessories, & other	111.8	86.8	25.0	28.8%	32.7%
Apparel, Gear and Other	250.2	182.1	68.1	37.4%	42.0%
Total net revenues	$1,040.2	$651.6	$388.6	59.6%	62.9%

Segment operating income:
Topgolf	$6.5	$4.0	$2.5	62.5%
Golf Equipment	100.8	84.9	15.9	18.7%
Apparel, Gear and Other	26.7	20.5	6.2	30.2%
Total segment operating income	134.0	109.4	24.6	22.5%
Reconciling items(3)	(39.7)	(33.3)	(6.4)	19.2%
Total operating income	94.3	76.1	18.2	23.9%
Gain on Topgolf investment(4)	—	252.5	(252.5)	(100.0)%
Interest expense, net	(31.4)	(17.4)	(14.0)	80.5%
Other income, net	8.1	9.0	(0.9)	(10.0)%
Total income before income taxes	$71.0	$320.2	$(249.2)	(77.8)%

(1) Calculated by applying 2021 exchange rates to 2022 reported sales in regions outside the United States.
(2) As of January 1, 2022, the Company began reporting revenues associated with corporate advertising sponsorship contracts within the venues service category to align with the Company’s current management reporting structure. These revenues were previously included within the other Topgolf business lines category. Accordingly, revenue of $1.0 million for the three months ended March 31, 2021 was reclassified from other Topgolf business lines to venues in order to conform with the current year presentation.

(3) Reconciling items for the first three months of 2022 and 2021 include corporate general and administrative expenses not utilized by management in determining segment profitability, including the amortization of intangible assets acquired in the merger with Topgolf and the acquisitions of Jack Wolfskin, TravisMathew and OGIO, as well as the depreciation and amortization of the fair value adjustments on the acquired property, plant and equipment and the leases assumed in connection with the merger with Topgolf. The amount for 2022 also includes costs associated with the implementation of new IT systems for Topgolf, charges related to the suspension of the Jack Wolfskin retail business in Russia due to the Russia-Ukraine war, and legal and credit agency fees related to a postponed debt refinancing. The amount for 2021 also includes transaction, transition and other non-recurring costs associated with the merger with Topgolf and costs associated with the implementation of new IT systems for Jack Wolfskin.

(4) Amount represents the gain to step-up the Company’s former investment in Topgolf to its fair value in connection with the merger. See Note 10 “Selected Financial Data” in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.

Topgolf
In the first quarter of 2022, Topgolf net revenues and operating income increased $229.4 million (247.7%) to $322.0 million, and $2.5 million (62.5%) to $6.5 million, respectively, compared to the first quarter of 2021. These increases were primarily related to a full quarter contribution of revenues and operating income during the first quarter of 2022, compared to one month in the first quarter of 2021 due to the timing of the merger closing on March 8, 2021. These increases also reflect growth in the business due to the opening of eight new domestic venues since the completion of the merger in March 2021, including one new venue in Ontario, California, in the first quarter of 2022, as well as strong walk-in traffic and an increase in event bookings, as corporate events recovered to near pre-pandemic levels in February and March following a slower start in the quarter due to an increase in COVID-19 cases. The increase in operating income also reflects an increase in prices at venues combined with operating efficiencies, which outpaced inflationary pressures in labor and other operating overhead costs.
Golf Equipment
In the first quarter of 2022, Golf Equipment net revenues and operating income increased $91.1 million (24.2%) to $468.0 million, and $15.9 million (18.7%) to $100.8 million, respectively, compared to the first quarter of 2021. The increases were driven by increases in most product categories due to increases in sales volume and average selling prices. The increase in sales volume resulted from overall brand momentum and high demand for the current year Rogue ST golf club and Chrome Soft golf ball product lines as well as the prior year EPIC golf club product lines, combined with improved supply. The increase in average selling prices was due to higher pricing on the current year Rogue products. These increases were partially offset by the impact of inflation resulting in higher input costs and freight, as well as the impact of unfavorable foreign currency rates, and a shift in product mix.
Apparel, Gear and Other
Apparel, Gear and Other net revenues increased $68.1 million (37.4%) to $250.2 million in the first quarter of 2022 compared to the first quarter of 2021 due to increases of $43.1 million (45.2%) in apparel sales and $25.0 million (28.8%) in sales of gear, accessories and other. The increase in apparel sales was driven by strong demand for TravisMathew and Callaway-branded products, partially offset by a decrease of Jack Wolfskin-branded products due to supply chain constraints as well as the continued impact of COVID-19 restrictions in Europe and China. The increase in sales of gear, accessories and other was driven by high demand and an increased supply of Callaway Golf accessories, primarily golf bags.
Operating income increased $6.2 million (30.2%) to $26.7 million in the first quarter of 2022 compared to the first quarter of 2021 due to increases in average selling prices and sales volume, combined with a higher mix of direct-to-consumer sales, which have higher profit margins relative to wholesale. These increases were partially offset by the impact of inflation resulting in higher input costs and freight, as well as incremental costs associated with the addition of the new Callaway apparel business in Korea in the second quarter of 2021, and the impact of unfavorable foreign currency rates.
Financial Condition
The Company’s cash and cash equivalents decreased $107.2 million to $245.0 million as of March 31, 2022 from $352.2 million as of December 31, 2021. During the first three months of 2022, the Company used cash provided by its credit facilities of $212.2 million as well as proceeds of $50.5 million from lease financing arrangements to fund the net cash used in its operations of $185.3 million, repay long-term debt, fund capital expenditures of $124.3 million and repurchase shares of its common stock for $34.3 million. Management expects to fund the Company’s future operations from current cash balances and cash provided by its operating activities, combined with borrowings under its current and future credit facilities as well as from other available sources of capital, as deemed necessary. See Note 6 “Financing Arrangements” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q for further information on the Company’s credit facilities and the Term Loan.

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company’s Golf Equipment business, the accounts receivable balance will generally be at its highest during the first and second quarters due to the seasonal peak in the golf season, and it will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. The Company’s Apparel, Gear and Other accounts receivable balances are expected to be higher during the second half of the year due to the seasonal nature of the Jack Wolfskin business, with a significant portion of its products geared toward the fall and winter seasons. Topgolf primarily records revenue and collects payment at point-of-sale for most of its venue business. Therefore, its accounts receivable balance is smaller than the Company’s other business segments and primarily consists of media sponsorship receivables. As of March 31, 2022, the Company’s net accounts receivable increased to $413.1 million from $105.3 million as of December 31, 2021. This increase reflects the Company’s seasonal increase in golf equipment sales in the first quarter of 2022 compared to the fourth quarter of 2021. The Company’s net accounts receivable as of March 31, 2022 increased $84.3 million compared to March 31, 2021 primarily due to an increase in net revenues of $388.6 million in the first quarter of 2022 compared to the first quarter of 2021 resulting from the continued increase in demand for golf equipment and apparel, gear and accessories.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company’s Golf Equipment business, the buildup of inventory levels generally begins during the fourth quarter and continues heavily into the first quarter as well as into the beginning of the second quarter in order to meet demand during the height of the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Apparel, Gear and Other inventory levels start to build in the second quarter and continues into the third and fourth quarters due to the seasonal nature of the Company’s Jack Wolfskin business, as many products are geared toward the fall/winter season. Topgolf is primarily a services business with lower inventory balances than the Company’s other business segments, and primarily consists of food and beverage as well as retail merchandise and Toptracer inventory. The Company’s inventory increased $18.9 million to $552.4 million as of March 31, 2022 compared to $533.5 million as of December 31, 2021. This increase in inventories was primarily related to the Apparel, Gear, and Other business in order to meet the increased demand for TravisMathew apparel and Callaway gear and manage supply chain constraints, combined with an increase in food and beverage inventory for Topgolf to support the opening of new venues. This increase was partially offset by the success of current year golf equipment product launches combined with the effective use of increased capacity at third party contract manufacturers. The Company’s inventory as of March 31, 2022 increased by $216.1 million compared to the Company’s inventory as of March 31, 2021 primarily due to increases in the golf equipment and apparel businesses in order to support increased sales due to strong demand.
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
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the future economic impact from the COVID-19 pandemic, demand for the Company’s products, supply chain challenges, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021). As of March 31, 2022, the Company had $575.6 million in cash and availability under its credit facilities, which is a decrease of $177.2 million or 24%, compared to December 31, 2021. This decrease was driven by planned working capital increases in the Golf Equipment and Apparel, Gear and Other operating segments to support growth and continued investment in Topgolf. Information about the Company’s credit facilities and long-term borrowings is presented in Note 6 “Financing Arrangements” in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by this reference. The Company believes that with its continued strong cash generation, its geographic diversity and the strength of its brands, it will be able to fund growth while meeting its other financial obligations.

As of March 31, 2022, approximately 47.9% of the Company’s cash was held in regions outside of the United States. The Company continues to maintain its indefinite reinvestment assertion with respect to most jurisdictions in which it operates because of local cash requirements to operate its business. Excluding the settlement of intercompany balances, if the Company were to repatriate cash to the United States, it may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against the Company’s U.S. tax liability, if any. Additionally, the Company may need to pay certain state income taxes.
Material Cash Requirements
The table below summarizes certain material cash requirements as of March 31, 2022 that will affect the Company’s future liquidity. The Company plans to utilize its liquidity (as described above) and its cash flows from business operations to fund its material cash requirements.

	Payments Due By Period
	Total	Remainder of 2022	2023 - 2024	2025 - 2026	Thereafter
	(in millions)
Long-term debt (1)	$1,112.4	14.4	31.8	1,019.8	$46.4
Interest payments relating to long-term debt(2)	280.7	32.4	117.4	90.4	40.5
Finance leases, including imputed interest (3)	406.6	5.4	19.0	18.0	364.2
Operating leases, including imputed interest (4)	2,231.3	104.2	284.7	272.7	1,569.7
DLF obligations (5)	1,984.9	23.4	74.2	77.1	1,810.2
Minimum lease payments for leases signed but not yet commenced (6)	1,421.2	4.3	55.6	55.6	1,305.7
Capital commitments (7)	43.0	43.0	—	—	—
Unconditional purchase obligations (8)	85.3	44.9	39.9	0.5	—
Uncertain tax contingencies (9)	12.9	0.7	8.6	2.9	0.7
Total	$7,578.3	272.7	631.2	1,537.0	$5,137.4

(1) Excludes unamortized debt discounts, unamortized debt issuance costs, and fair value adjustments. For further details, see Note 6. Financing Arrangements in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(2) Long-term debt may have fixed or variable interest rates. For further details, see Note 6 “Financing Arrangements” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(3) Represents future minimum payments under financing leases. For further details, see Note 3 “Leases” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
(4) Represents commitments for minimum lease payments under non-cancellable operating leases. For further details, see Note 3 “Leases” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(5) Represents DLF obligations in connection with the construction of Topgolf venues. For further details, see Note 3 “Leases” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(6) Represents future minimum lease payments under lease agreements that have not yet commenced as of March 31, 2022 in relation to future Topgolf facilities. For further discussion, see Note 3 “Leases” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(7) Represents capital expenditure commitments under lease agreements for Topgolf venues under construction that have been signed as of March 31, 2022.
(8) Represents unconditional purchase obligations the Company made during the normal course of business including for the purchase of goods and services, and production materials, endorsement agreements entered into with professional golfers and other endorsers and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. The amounts the Company may be ultimately required to pay under these agreements are subject to many variables including performance-based bonuses, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. Actual amounts paid under some of these agreements may be higher or lower than the amounts included. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services during the normal course of business through purchase orders or other documentation or that are undocumented except for an invoice.

(9) Amounts represent current and non-current portions of uncertain income tax positions as recorded on the Company’s Consolidated Condensed balance sheets as of March 31, 2022. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 11 “Income Taxes” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ended March 31, 2022 was not material to the Company’s financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time (see Note 12 “Commitments & Contingencies” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and “Legal Proceedings” in Part II, Item 1 of this Form 10-Q).
The Company has no material off-balance sheet arrangements.
Capital Expenditures
For the year ended December 31, 2022, the Company expects to invest approximately $315.0 million in total capital expenditures comprised of $85.0 million for the Callaway legacy business and $230.0 million for the Topgolf business.
Critical Accounting Estimates
For the period ended March 31, 2022, there have been no material changes to the Company’s critical accounting estimates from the information reported in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company uses derivative financial instruments to mitigate its exposure to changes in foreign currency exchange rates and interest rates. Transactions involving these financial instruments are with creditworthy banks, primarily banks that are party to the Company’s credit facilities (see Note 6 “Financing Arrangements” in the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q). The use of these instruments expose the Company to market and credit risk which may at times be concentrated within certain counterparties, although counterparty nonperformance is not anticipated.
Foreign Currency Fluctuations
Information about the Company’s foreign currency hedging activities is further described in Note 15 “Derivatives and Hedging,” in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.

As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure potential losses in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed as of March 31, 2022 through its foreign currency forward contracts.

As of March 31, 2022, the estimated maximum loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $42.1 million. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
The sensitivity analysis model is a risk analysis tool and is not intended to represent actual losses in earnings that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market rates. It also does not represent the maximum possible loss that may occur. Actual future gains and losses will differ from those estimated because of changes or differences in market rates and interrelationships, hedging instruments and hedge percentages, timing and other factors.
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 6 “Financing Arrangements” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. The Company’s long-term borrowing commitments are subject to interest rate fluctuations, which could be material to the Company’s cash flows and results of operations. In order to mitigate this risk, the Company enters into interest rate hedges as part of its interest rate risk management strategy. Information about the Company’s interest rate hedges is provided in Note 15 “Derivatives and Hedging” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on the Company’s cash flows and results of operations, the Company performed a sensitivity analysis as part of its risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be nominal over the 12-month period ending on March 31, 2022.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures.
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2022, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting.
As a result of the merger with Topgolf, during the three months ended March 31, 2022, the Company revised certain of its internal controls related to the integration of Topgolf. Except for those changes, there were no other changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended March 31, 2022.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to risk that controls may become inadequate due to changing conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information set forth in Note 12 “Commitments & Contingencies,” in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q, is incorporated herein by this reference.
Item 1A. Risk Factors
Certain Factors Affecting Callaway Golf Company
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2021, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock. There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2021 with respect to the Risk Factors.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In December 2021, the Company’s Board of Directors authorized a $50,000,000 share repurchase program (the “2021 Repurchase Program”) under which the Company was authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and repurchase opportunities. During the first quarter of 2022, the Company completed the 2021 Repurchase Program. Under the program, the Company repurchased a total of 2,015,924 shares of its common stock at a weighted average purchase price per share of $24.80.
The following table summarizes the Company’s share repurchases during the first quarter of 2022, and includes shares withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee equity based incentive awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholder’s equity.

	Three Months Ended March 31, 2022 (1)
	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program
January 1, 2022 - January 31, 2022	23,567	$27.44	—	$25,000,000
February 1, 2022 - February 28, 2022	675,578	$23.53	375,000	16,176,250
March 1, 2022 - March 31, 2022	769,220	$23.13	694,287	—
Total	1,468,365	$23.38	1,069,287	$—
(1) Total number of shares repurchased includes approximately 399,078 shares that the Company withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee equity based incentive awards.

During the first quarter of 2022, the Company repurchased approximately 1,468,365 shares of its common stock at an average cost per share of $23.38, for a total cost of $34,330,374, which includes $9,330,374 in costs related to shares withheld to satisfy payroll tax withholding obligations as described above.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None

Item 5.    Other Information
Other Events – Change in Accounting Policy
As of January 1, 2022, the Company began reporting revenues associated with corporate advertising sponsorship contracts within the venues service category. Corporate sponsors advertise their names and logos at Topgolf venues on physical and digital equipment located at the venues. As these revenues are dependent on the use of venue assets, the Company believes it is appropriate to include the revenues from corporate sponsors with venues. Previously, these revenues were included within the other Topgolf business lines category. For comparability purposes, the Company recast the revenue presented in 2021 for venues and other Topgolf business lines to conform with the current year presentation. This change had no net impact on previously reported net income or accumulated earnings.
The following table summarizes the recast presentation of the Company’s revenue disaggregated by product category for the year ended December 31, 2021 (in millions):

	2021
	Q1	Q2	Q3	Q4	YTD
Net Revenues:
Venues	$86.1	$307.1	$317.6	$318.2	$1,029.0
Other business lines	6.5	18.3	16.2	17.6	58.6
Total	$92.6	$325.4	$333.8	$335.8	$1,087.6

The following table summarizes the previously reported presentation of the Company’s revenue disaggregated by product category for the year ended December 31, 2021 (in millions):

	2021
	Q1	Q2	Q3	Q4	YTD
Net Revenues:
Venues	$85.1	$303.4	$313.6	$311.9	$1,014.0
Other business lines	7.5	22.0	20.2	23.9	73.6
Total	$92.6	$325.4	$333.8	$335.8	$1,087.6

Item 6.    Exhibits

10.1
Indemnification Agreement, dated March 15, 2022, between Callaway Golf Company and Varsha R. Rao incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2022 (file no. 1-10962).

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
Date: May 10, 2022