Form 10-Q
period 2022-06-30
CALLAWAY GOLF CO
filed 2022-08-05
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2022, the number of shares outstanding of the Registrant’s common stock was 184,770,415.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “may,” “should,” “will,” “could,” “would,” “anticipate,” “plan,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results, performance, prospects or growth and scale opportunities including, but not limited to, statements relating to future industry and market conditions, the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition and the impact of any measures taken to mitigate the effect thereof, strength and demand of the Company’s products and services, continued brand momentum, demand for golf and outdoor activities and apparel, continued investments in the business, increases in shareholder value, consumer trends and behavior, future industry and market conditions, the benefits of the merger with Topgolf International, Inc. (“Topgolf”), including the anticipated operations, venue/bay expansion plans, financial position, liquidity, performance, prospects or growth and scale opportunities of the Company following the merger, the strength of the Company’s brands, product lines and e-commerce business, geographic diversity, market recovery, availability of capital under the Company’s credit facilities, the capital markets or other sources, the Company’s conservation and cost reduction efforts, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the Topgolf merger and the related financial impact of the future business and prospects of the Company, including TravisMathew, LLC (“TravisMathew”), OGIO International, Inc. (“OGIO”), JW Stargazer Holding GmbH (“Jack Wolfskin”) and Topgolf. These statements are based upon current information and the Company’s current beliefs, expectations and assumptions regarding the future of the Company’s business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:
•certain risks and uncertainties, including changes in capital markets or economic conditions, particularly the uncertainty related to inflation, decreases in consumer demand and spending and any severe or prolonged economic downturn;
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
•consumer acceptance of and demand for the Company’s products and services;
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

•the Company’s ability to successfully integrate, operate and expand the retail stores of the acquired TravisMathew and Jack Wolfskin businesses, the Korea apparel business and venue locations of the Topgolf business;
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
•the effect of terrorist activity, armed conflict, or natural disasters on the economy generally, on the level of demand for the Company’s products or on the Company’s ability to manage its supply and delivery logistics in such an environment; and
•the general risks and uncertainties applicable to the Company and its business.
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
Callaway Golf Company Trademarks: The following marks and phrases, among others, are trademarks of the Company: Alpha Convoy, Apex, Apex DCB, Apex TCB, Apex Tour, Apex UW, APW, Arm Lock, Backstryke, Big Bertha, Big Bertha B21, Big Bertha REVA, Big T, Bird of Prey, Black Series, Bounty Hunter, C Grind, Callaway, Callaway Capital, Callaway Golf, Callaway Media Productions, Callaway Super Hybrid, Callaway X, Capital, Chev, Chev 18, Chevron Device, Chrome Soft, Chrome Soft X, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, Dawn Patrol, Demonstrably Superior And Pleasingly Different, Divine, Double Wide, Eagle, Engage, Epic, Epic Flash, Epic Max, Epic Max LS, Epic Speed, ERC, ERC Soft, Everyone’s Game, Exo, Cage, Fast Tech Mantle, Flash Face Technology, Flash Face SS21, FT Optiforce, FT Performance, FT Tour, Fusion, Fusion Zero, GBB, GBB Epic, Gems, Golf Fusion, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Grom, Groove- In- Groove Technology, Heavenwood, Hersatility, Hex Aerodynamics, Hex Chrome, HX, Hyper Dry, Hyper-Lite, Hyper Speed Face, I.D. Ball, Jack Wolfskin, Jailbird, Jailbreak, Jailbreak AI Speed Frame, Jailbreak AI Velocity Blades, JAWS MD5, Jaws Raw, Jewel Jam, Kings of Distance, Legacy, Life On Tour, Longer From Everywhere, Luxe, Mack Daddy, Magna, Majestic, MarXman, Mavrik, MD3 Milled, MD4 Tactical, MD5, MD 5 Jaws, Metal-X, Microhinge Face Insert, Microhinge Star, Mission:Ambition, Nanuk, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Works, Offset Groove in Groove, Ogio, OGIO AERO, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO ME, OGIO RENEGADE, OGIO SAVAGE, OGIO SHADOW, OGIO XIX, Opti Flex, Opti Grip, Opti Shield, OptiFit, Opti Vent, ORG 7, ORG 14, ORG 15, Paw Print, PRESTIGE 7, ProType, ⋅R⋅, Red Ball, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shredder, Silencer, SLED, Slice Stopper, SoftFast, Solaire, Speed Regime, Speed Step, Steelhead XR, Steelhead, Strata, Stroke Lab, Stronomic, Sub Zero, Superfast, Superhot, Supersoft, SureOut, Swing Suite, Tee Time Adventures,TM, Tank, Tank Cruiser, Tech Series, Teron, Texapore, TMCA, Toe Up, TopChallenge, TopChip, TopContender, TopDrive, TopGolf, TopGolf Crush, Topgolf Entertainment Group, TopGolf Media, Topgolf Shield Logo, TopLife, TopPressure, TopScore, TopScramble, TopShot, TopTracer, TopTracer Range, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, TravisMathew TM logo, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Uptown, Versa, VFT, W Grind, Warbird, Weather Series, Wedgeducation, WGT, White Hot, White Hot OG, White Hot Tour, White Ice, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, XACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series, X Tech, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$178.3	$352.2
Restricted cash	0.6	1.2
Accounts receivable, less allowances of $10.9 million and $6.2 million, respectively	376.0	105.3
Inventories	604.0	533.5
Prepaid expenses	57.2	54.2
Other current assets	125.6	119.3
Total current assets	1,341.7	1,165.7
Property, plant and equipment, net	1,600.1	1,451.4
Operating lease right-of-use assets, net	1,425.9	1,384.5
Intangible assets, net	1,507.2	1,528.6
Goodwill	1,982.7	1,960.1
Other assets	298.6	257.5
Total assets	$8,156.2	$7,747.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$531.8	$491.2
Accrued employee compensation and benefits	112.4	128.9
Asset-based credit facilities	98.9	9.1
Operating lease liabilities, short-term	70.2	72.3
Construction advances	85.8	22.9
Deferred revenue	91.8	93.9
Other current liabilities	45.4	47.7
Total current liabilities	1,036.3	866.0
Long-term liabilities:
Long-term debt, net (Note 6)	1,067.4	1,025.3
Operating lease liabilities, long-term	1,450.0	1,385.4
Deemed landlord financing obligations, long-term	504.6	460.6
Deferred taxes, net	119.3	163.6
Other long-term liabilities	188.4	164.0
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3.0 million shares authorized, none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 360.0 million shares authorized, 186.2 million shares issued at June 30, 2022 and December 31, 2021	1.9	1.9
Additional paid-in capital	2,995.7	3,051.6
Retained earnings	886.7	682.2
Accumulated other comprehensive loss	(60.0)	(27.3)
Less: Common stock held in treasury, at cost, 1.4 million shares and 1.0 million shares at June 30, 2022 and December 31, 2021, respectively	(34.1)	(25.5)
Total shareholders’ equity	3,790.2	3,682.9
Total liabilities and shareholders’ equity	$8,156.2	$7,747.8

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues:
Products	$716.6	$591.4	$1,439.0	$1,151.3
Services	399.1	322.2	716.9	413.9
Total net revenues	1,115.7	913.6	2,155.9	1,565.2
Costs and expenses:
Cost of products	400.0	315.0	811.8	625.6
Cost of services, excluding depreciation and amortization	49.1	42.8	88.1	53.8
Other venue expense	262.2	202.3	492.6	267.7
Selling, general and administrative expense	252.6	221.1	495.7	395.0
Research and development expense	18.7	20.3	36.2	33.0
Venue pre-opening costs	4.1	4.8	8.2	6.7
Total costs and expenses	986.7	806.3	1,932.6	1,381.8
Income from operations	129.0	107.3	223.3	183.4
Interest expense, net	(32.5)	(28.9)	(63.9)	(46.3)
Gain on Topgolf investment	—	—	—	252.5
Other income/(expense), net	11.8	(2.5)	19.9	6.5
Income before income taxes	108.3	75.9	179.3	396.1
Income tax provision/(benefit)	2.9	(15.8)	(12.8)	31.9
Net income	$105.4	$91.7	$192.1	$364.2

Earnings per common share:
Basic	$0.57	$0.50	$1.04	$2.40
Diluted	$0.53	$0.47	$0.97	$2.28

Weighted-average common shares outstanding:
Basic	184.7	185.2	184.9	151.5
Diluted	200.6	194.3	200.7	159.6

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$105.4	$91.7	$192.1	$364.2
Other comprehensive income:
Change in derivative instruments	4.1	0.4	13.0	6.7
Foreign currency translation adjustments	(33.2)	6.0	(46.6)	(10.2)
Comprehensive income, before income tax on other comprehensive income items	76.3	98.1	158.5	360.7
Income tax (benefit)/provision on derivative instruments	(0.4)	0.6	(0.9)	1.6
Comprehensive income	$76.7	$97.5	$159.4	$359.1

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$192.1	$364.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	91.4	63.5
Lease amortization expense	42.2	26.9
Amortization of debt discount and issuance costs	4.9	9.1
Deferred taxes, net	(11.3)	28.1
Share-based compensation	27.0	15.6
Gain on Topgolf investment	—	(252.5)
Acquisition costs	—	(16.2)
Other	5.1	(4.9)
Change in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(284.1)	(182.0)
Inventories	(95.8)	26.5
Leasing receivables	(12.9)	(11.2)
Other assets	(5.7)	(50.3)
Accounts payable and accrued expenses	66.8	62.4
Deferred revenue	(2.6)	16.7
Accrued employee compensation and benefits	(14.7)	25.2
Payments on operating leases	(32.0)	(18.9)
Income taxes receivable/payable, net	(16.5)	(3.6)
Other liabilities	(2.0)	1.9
Net cash (used in) provided by operating activities	(48.1)	100.5
Cash flows from investing activities:
Cash acquired in merger	—	171.3
Capital expenditures	(243.0)	(120.8)
Net cash (used in) provided by investing activities	(243.0)	50.5
Cash flows from financing activities:
Repayments of long-term debt	(82.3)	(12.0)
Proceeds from borrowings on long-term debt	60.0	—
Proceeds from (repayments of) credit facilities, net	95.4	(110.8)
Debt issuance cost	—	(5.4)
Payment on contingent earn-out obligation	(5.6)	(3.6)
Repayments of financing leases	(0.2)	(0.2)
Proceeds from lease financing	88.9	24.8
Exercise of stock options	0.1	18.4
Acquisition of treasury stock	(34.5)	(12.5)
Net cash provided by (used in) financing activities	121.8	(101.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.5)	1.9
Net (decrease) increase in cash, cash equivalents and restricted cash	(174.8)	51.6
Cash, cash equivalents and restricted cash at beginning of period	357.7	366.1
Cash, cash equivalents and restricted cash at end of period	182.9	417.7
Less: restricted cash (1)	(4.6)	(2.5)
Cash and cash equivalents at end of period	$178.3	$415.2
Supplemental disclosures:
Cash paid for income taxes, net	$17.8	$6.6
Cash paid for interest and fees	$52.4	$41.4
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$25.8	$18.3
Accrued capital expenditures	$42.0	$9.2
Financed additions of capital expenditures	$26.1	$9.3
Issuance of common stock in Topgolf merger	$—	$2,650.2
(1) Includes $0.6 million and $1.2 million of short-term restricted cash and $4.0 million and $1.3 million of long-term restricted cash included in other assets in the consolidated condensed balance sheet as of June 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	186.2	$1.9	$3,051.6	$682.2	$(27.3)	(1.0)	$(25.5)	$3,682.9
Cumulative Impact of Accounting Standards Update 2020-06 adoption	—	—	(57.1)	12.4	—	—	—	(44.7)
Acquisition of treasury stock	—	—	—	—	—	(1.5)	(34.2)	(34.2)
Compensatory awards released from restriction	—	—	(24.0)	—	—	1.0	24.0	—
Share-based compensation	—	—	13.8	—	—	—	—	13.8
Equity adjustment from foreign currency translation	—	—	—	—	(13.4)	—	—	(13.4)
Change in fair value of derivative instruments, net of tax	—	—	—	—	9.4	—	—	9.4
Net income	—	—	—	86.7	—	—	—	86.7
Balance at March 31, 2022	186.2	$1.9	$2,984.3	$781.3	$(31.3)	(1.5)	$(35.7)	$3,700.5
Acquisition of treasury stock	—	—	0.2	—	—	—	(0.5)	(0.3)
Exercise of stock options	—	—	(0.2)	—	—	—	0.3	0.1
Compensatory awards released from restriction	—	—	(1.8)	—	—	0.1	1.8	—
Share-based compensation	—	—	13.2	—	—	—	—	13.2
Equity adjustment from foreign currency translation	—	—	—	—	(33.2)	—	—	(33.2)
Change in fair value of derivative instruments, net of tax	—	—	—	—	4.5	—	—	4.5
Net income	—	—	—	105.4	—	—	—	105.4
Balance at June 30, 2022	186.2	$1.9	$2,995.7	$886.7	$(60.0)	(1.4)	$(34.1)	$3,790.2

The accompanying notes are an integral part of these financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	95.6	$1.0	$346.9	$360.2	$(6.5)	(1.4)	$(25.9)	$675.7
Common stock issued in Topgolf merger	89.8	0.9	2,649.3	—	—	—	—	2,650.2
Fair value of replacement awards converted in Topgolf merger (Note 5)	—	—	33.1	—	—	—	—	33.1
Common stock issued for replacement restricted stock awards	0.2	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(0.4)	(12.5)	(12.5)
Exercise of stock options	—	—	(0.5)	—	—	—	0.7	0.2
Compensatory awards released from restriction	—	—	(16.5)	—	—	0.9	16.5	—
Share-based compensation	—	—	4.6	—	—	—	—	4.6
Equity adjustment from foreign currency translation	—	—	—	—	(16.3)	—	—	(16.3)
Change in fair value of derivative instruments, net of tax	—	—	—	—	5.3	—	—	5.3
Net income	—	—	—	272.5	—	—	—	272.5
Balance at March 31, 2021	185.6	1.9	3,016.9	632.7	(17.5)	(0.9)	(21.2)	3,612.8
Acquisition of treasury stock	—	—	0.3	—	—	—	(0.3)	—
Exercise of stock options	0.3	—	(1.4)	—	—	0.8	19.6	18.2
Compensatory awards released from restriction	—	—	(1.8)	—	—	0.1	1.8	—
Share-based compensation	—	—	11.0	—	—	—	—	11.0
Equity adjustment from foreign currency translation	—	—	—	—	6.0	—	—	6.0
Change in fair value of derivative instruments, net of tax	—	—	—	—	(0.2)	—	—	(0.2)
Net income	—	—	—	91.7	—	—	—	91.7
Balance at June 30, 2021	185.9	$1.9	$3,025.0	$724.4	$(11.7)	—	$(0.1)	$3,739.5

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
The Company’s products and brands are reported under three operating segments: Topgolf, which includes the operations of the Company’s Topgolf business; Golf Equipment, which includes the operations of the Company’s golf club and golf ball business; and Active Lifestyle, which includes the operations of the Company’s soft goods business marketed under the Callaway, TravisMathew, Jack Wolfskin and OGIO brand names.
During the second quarter of 2022, the Company changed the name of its “Apparel, Gear, and Other” operating segment to “Active Lifestyle”. The segment name change had no impact on the composition of the Company's segments or on previously reported financial position, results of operations, cash flow or segment operating results.
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
The Company’s Topgolf subsidiary previously operated on a 52- or 53-week retail calendar year which ended on the Sunday closest to December 31. As of April 4, 2022 and going forward, Topgolf operates on a fiscal year calendar which will end on December 31. Topgolf financial information included in the Company's consolidated condensed financial statements for the three and six months ended June 30, 2022 is for the period beginning April 4, 2022 and ending June 30, 2022, and the period beginning January 3, 2022 and ending June 30, 2022, respectively. Topgolf financial information included in the Company’s consolidated condensed financial statements for the three and six months ended June 30, 2021 is for the period beginning April 5, 2021 and ending July 4, 2021, and the period beginning March 8, 2021 (the date on which the Company completed its merger with Topgolf) and ending July 4, 2021, respectively.
Beginning January 1, 2022, the Company changed the presentation of its financial statements and accompanying footnote disclosures from thousands to millions, therefore, certain prior year reported amounts may differ by an insignificant amount due to the nature of the rounding relative to the change in presentation. Other than these changes, the change in presentation had no material impact on previously reported financial information.

Note 2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K which was filed with the SEC on March 1, 2022.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical information and various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include, among other things, determining the nature and timing of the satisfaction of performance obligations as it relates to revenue recognition, the valuation of share-based awards, the recoverability of long-lived assets, the assessment of intangible assets and goodwill for impairment, the determination of the incremental borrowing rate for operating and financing leases, provisions for warranty and expected credit losses, inventory obsolescence, sales returns, future price concessions, and tax contingencies and valuation allowances as well the estimated useful lives of property, plant and equipment and acquired intangible assets. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or new information as it becomes available.
Adoption of New Accounting Standards
In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). This ASU simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument is accounted for as a single liability measured at its amortized cost. These changes reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. Also, this ASU requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, and may be adopted through either a fully retrospective or modified retrospective method of transition only at the beginning of an entity’s fiscal year. The Company has Convertible Senior Notes (the “Convertible Notes”) with a cash conversion feature that was recognized in equity at the time of issuance (see Note 6) and has adopted this standard as of January 1, 2022 under the modified retrospective method of transition. As such, prior period amounts have not been retrospectively adjusted. Adoption of the standard resulted in a reduction in additional paid-in capital of $57.1 million, an increase to long-term debt, net of $57.9 million, a decrease in the deferred taxes, net of $13.2 million and an increase in retained earnings of $12.4 million. Additionally, in periods when net income is reported, the Company will use the if-converted method for calculating diluted earnings per common share. Under the if-converted method, the 14.7 million common shares underlying the Convertible Notes are assumed to have been outstanding as of the beginning of the current reporting period and any interest expense related to the Convertible Notes for the period is excluded from the calculation of diluted earnings per common share, resulting in an increase to net income. As a result, during the three and six months ended June 30, 2022, after-tax interest expense in the amount of $1.6 million and $3.2 million, respectively, was excluded from net income in the calculation of earnings per common share—diluted (see Note 7). Prior to the adoption of ASU 2020-06, the Company used the treasury stock method to compute dilutive shares of common stock related to the Convertible Notes for periods when the Company reported net income. The treasury stock method assumes that proceeds received upon exercises are used to purchase common shares at the average market price during the period. Additionally, under the treasury stock method, interest expense related to the Convertible Notes for the period was included in net income for the calculation of earnings per common share—diluted.

Note 3. Leases
Sales-Type Leases
The Company enters into non-cancellable license agreements that provide software and hardware to driving ranges, hospitality venues, and entertainment venues. These license agreements are classified as sales-type leases.
Leasing revenue attributed to sales-type leases is included in services revenues within the consolidated condensed statement of operations and consists of the selling price and interest income as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales-type lease selling price(1)	$11.4	$10.1	$18.5	$13.6
Cost of underlying assets	(5.4)	(3.2)	(8.7)	(5.6)
Operating profit	$6.0	$6.9	$9.8	$8.0

Interest income	$0.9	$0.9	$1.8	$1.3

Leasing revenue attributable to sales-type leases	$12.3	$11.0	$20.3	$14.9

(1) Selling price is equal to the present value of lease payments over the non-cancellable term.
Leasing receivables related to the Company’s net investment in sales-type leases are as follows (in millions):

	Balance Sheet Location	June 30, 2022	December 31, 2021
Leasing receivables, net - short-term	Other current assets	$14.4	$12.8
Leasing receivables, net - long-term	Other assets	51.4	44.1
		$65.8	$56.9
Operating and Finance Leases
As a lessee, the Company leases office space, manufacturing plants, warehouses, distribution centers, Company-operated Topgolf venues, vehicles and equipment, as well as retail and/or outlet locations related to the Company’s Active Lifestyle operating segment.
In response to the COVID-19 pandemic, the Company received rent concessions in the form of deferments and abatements on certain of its operating leases. Rent deferments are recorded as payables and are paid at a later negotiated date. Rent abatements are recognized as reductions in rent expense over the periods covered by the abatement period. As of December 31, 2021, the Company had rent deferments of $3.8 million, of which $3.2 million was recorded in accounts payable and accrued expenses, and $0.6 million was recorded in other long-term liabilities in the consolidated balance sheets. As of June 30, 2022, rent deferments of $0.2 million and $0.3 million were recorded in accounts payable and accrued expenses, and other long-term liabilities, respectively, in the consolidated condensed balance sheets. There were no material rent abatements recorded during the three and six months ended June 30, 2022 and June 30, 2021.
Supplemental balance sheet information related to leases is as follows (in millions):

	Balance Sheet Location	June 30, 2022	December 31, 2021
Operating Leases
ROU assets, net	Operating lease ROU assets, net	$1,425.9	$1,384.5
Lease liabilities, short-term	Operating lease liabilities, short-term	$70.2	$72.3
Lease liabilities, long-term	Operating lease liabilities, long-term	$1,450.0	$1,385.4

Finance Leases
ROU assets, net	Other assets	$157.1	$129.5
Lease liabilities, short-term	Accounts payable and accrued expenses	$1.7	$1.8
Lease liabilities, long-term	Other long-term liabilities	$163.9	$132.5

The components of lease expense are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$48.4	$40.9	$85.8	$61.4
Financing lease costs:
Amortization of right-of-use assets	3.0	0.9	3.6	1.2
Interest on lease liabilities	2.1	—	4.2	—
Total financing lease costs	5.1	0.9	7.8	1.2
Variable lease costs	2.9	2.0	4.8	2.5
Total lease costs	$56.4	$43.8	$98.4	$65.1
Other information related to leases was as follows (in millions):

	Six Months Ended June 30,
Supplemental Cash Flows Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$72.7	$52.5
Operating cash flows from finance leases	$3.1	$0.3
Financing cash flows from finance leases	$0.2	$0.2

Lease liabilities arising from new ROU assets:
Operating leases	$26.3	$33.0
Finance leases	$30.6	$0.2

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (years):
Operating leases	17.7	14.1
Finance leases	35.1	36.2

Weighted average discount rate:
Operating leases	5.5%	5.3%
Finance leases	5.3%	5.3%
Future minimum lease obligations as of June 30, 2022 were as follows (in millions):

	Operating Leases	Finance Leases
Remainder of 2022	$73.5	$4.2
2023	146.1	9.8
2024	145.9	9.4
2025	143.2	9.1
2026	137.8	9.1
Thereafter	1,740.6	364.1
Total future lease payments	2,387.1	405.7
Less: imputed interest	866.9	240.1
Total	$1,520.2	$165.6

Financing Obligations (Deemed Landlord Financing Obligations)
As of June 30, 2022, the Company had 30 Deemed Landlord Financing (“DLF”) obligations that did not meet the sale-leaseback criteria upon the completion of construction in accordance with Accounting Standard Codification (“ASC”) Topic 842, “Leases.” As of June 30, 2022, the Company was the accounting owner of assets related to DLF obligations for 13 land properties, 16 buildings, and 1 equipment asset. The total net book value of assets associated with these land properties, buildings, and equipment, inclusive of assets that were not financed under the DLF arrangement, amount to $127.0 million and $522.5 million, respectively. Land assets and the net book value of the buildings under the DLF obligations are included in property, plant and equipment on the Company’s consolidated condensed balance sheets. Buildings capitalized in conjunction with the DLF obligations are depreciated, less residual value, over 40 years or over the lease term, whichever is shorter.
Supplemental balance sheet information related to DLF obligations is as follows (in millions):

	Balance Sheet Location	June 30, 2022	December 31, 2021
DLF obligations, short-term	Accounts payable and accrued expenses	$0.8	$0.9
DLF obligations, long-term	Deemed landlord financing obligations, long-term	$504.6	$460.6
The components of DLF obligation expenses are as follows (in millions):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Amortization of DLF obligations	$3.2	$1.3	$6.4	$1.7
Interest on DLF obligations	10.7	5.7	20.8	7.2
Total DLF contract expenses	$13.9	$7.0	$27.2	$8.9
Payments on DLF obligations represent payments related to interest accretion for the six months ended June 30, 2022 and June 30, 2021.

	Six Months Ended June 30,
Supplemental Cash Flows Information (in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from DLF obligations	$15.7	$—
Financing cash outflows from DLF obligations	$—	$8.8

Lease liabilities arising from new ROU assets:
Operating DLF obligations	$38.8	$70.2

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (years)	38.7	39.0
Weighted average discount rate	8.8%	9.2%

Future minimum financing obligations related to DLF obligations as of June 30, 2022 were as follows (in millions):

Remainder of 2022	$19.0
2023	38.7
2024	39.9
2025	40.3
2026	41.1
Thereafter	1,913.3
Total future lease payments	2,092.3
Less: imputed interest	1,586.9
Total	$505.4
Leases Under Construction
Lease payments exclude $1,311.0 million related to 13 venues subject to non-cancellable leases that have been signed as of June 30, 2022 but have not yet commenced. The Company’s minimum capital commitment related to leases, net of amounts reimbursed by third-party real estate financing partners, was approximately $49.3 million as of June 30, 2022. As the Company is actively involved in the construction of these properties, the Company recorded $193.7 million in construction costs within property, plant and equipment as of June 30, 2022. Additionally, as of June 30, 2022, the Company recorded $85.8 million in construction advances from the landlords in connection with these properties. The Company will determine the lease classification for properties currently under construction at the end of the construction period. The initial base term upon the commencement of these leases is generally 20 years.
Note 4. Revenue Recognition
The Company primarily recognizes revenue from the sale of its products and operation of its venues. Revenue from product sales includes golf clubs, golf balls, lifestyle and outdoor apparel, gear and accessories, and golf apparel and accessories. The Company sells its products to customers, which include on- and off-course golf shops and national retail stores, as well as to consumers through its e-commerce business and at its apparel retail and venue locations. The Company’s product revenue also includes royalty income from third parties from the licensing of certain soft goods products. Revenue from services primarily includes venue sales of food and beverage, fees charged for gameplay, the sale of game credits to guests, franchise fees, the sale of gift cards, sponsorship contracts, leasing revenue and non-refundable deposits received for venue reservations at Topgolf. In addition, the Company recognizes service revenue through its online multiplayer World Golf Tour (“WGT”) digital golf game.
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

The following tables present the Company's revenue disaggregated by major product and service category and operating and reportable segment (in millions):

	Operating and Reportable Segments
	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Topgolf (1)	Golf Equipment	Active Lifestyle	Total	Topgolf (1)	Golf Equipment	Active Lifestyle	Total
Venues	$383.4	$—	$—	$383.4	$307.1	$—	$—	$307.1
Other business lines	20.3	—	—	20.3	18.3	—	—	18.3
Golf club	—	367.8	—	367.8	—	320.0	—	320.0
Golf ball	—	84.1	—	84.1	—	81.3	—	81.3
Apparel	—	—	136.9	136.9	—	—	91.4	91.4
Gear, accessories & other	—	—	123.2	123.2	—	—	95.5	95.5
	$403.7	$451.9	$260.1	$1,115.7	$325.4	$401.3	$186.9	$913.6
(1) As of January 1, 2022, in order to align with the Company’s current management reporting structure, the Company reports revenues associated with corporate advertising sponsorship contracts in the Venues service category. Revenues associated with corporate advertising sponsorship contracts were previously included in Other business lines at the Topgolf segment. Accordingly, revenue of $3.7 million for the three months ended June 30, 2021 was reclassified from Other business lines to Venues to conform with current year presentation.

	Operating and Reportable Segments
	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Topgolf (1)	Golf Equipment	Active Lifestyle	Total	Topgolf (1)	Golf Equipment	Active Lifestyle	Total
Venues	$689.9	$—	$—	$689.9	$393.2	$—	$—	$393.2
Other business lines	35.8	—	—	35.8	24.9	—	—	24.9
Golf club	—	738.2	—	738.2	—	636.3	—	636.3
Golf ball	—	181.7	—	181.7	—	141.8	—	141.8
Apparel	—	—	275.3	275.3	—	—	186.7	186.7
Gear, accessories & other	—	—	235.0	235.0	—	—	182.3	182.3
	$725.7	$919.9	$510.3	$2,155.9	$418.1	$778.1	$369.0	$1,565.2
(1) As of January 1, 2022, in order to align with the Company’s current management reporting structure, the Company reports revenues associated with corporate advertising sponsorship contracts in the Venues service category. Revenue associated with corporate advertising sponsorship contracts were previously included in Other business lines at the Topgolf segment. Accordingly, revenue of $4.7 million for the six months ended June 30, 2022 was reclassified from Other business lines to Venues to conform with current year presentation.

Product Sales
The Company recognizes revenue from the sale of its products when it satisfies the terms of a performance obligation from a customer, and transfers control of the products ordered to the customer. Control transfers when products are shipped, and in certain cases, when products are received by customers. In addition, the Company recognizes revenue at the point of sale on transactions with consumers at its retail locations. Sales taxes, value added taxes and other taxes that are collected in connection with revenue transactions are withheld and remitted to the respective tax authorities. As such, these taxes are excluded from revenue. The Company elected to account for shipping and handling as activities to fulfill the promise to transfer the good. Therefore, shipping and handling fees that are billed to customers are recognized in revenue and the associated shipping and handling costs are recognized in cost of goods sold as soon as control of the goods transfers to the customer.
Venue product sales at the Company's Topgolf operating segment include the sale of golf clubs, golf balls, apparel, gear and accessories. During the three and six months ended June 30, 2022, the Topgolf operating segment contributed $4.6 million and $8.8 million in product sales, respectively. During the three and six months ended June 30, 2021 the Topgolf operating segment contributed $3.2 million and $4.2 million in product sales, respectively.

The Company sells its Golf Equipment products and Active Lifestyle products in the United States and internationally, with its principal international regions being Europe and Asia. Golf Equipment product sales are generally higher than Active Lifestyle sales in most regions other than in Europe, which has a higher concentration of Active Lifestyle sales due to the Jack Wolfskin business. Venues revenue is higher in the United States due to Topgolf having significantly more domestic venues than international venues. Revenue related to other business lines at Topgolf is predominantly in the United States and regions within Europe.
The following table summarizes revenue by geographical regions in which the Company operates (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue by Major Geographic Region(1):
United States	$800.5	$642.8	$1,509.9	$1,031.0
Europe	141.0	121.0	275.8	229.3
Asia	135.2	115.1	293.9	239.1
Rest of world	39.0	34.7	76.3	65.8
	$1,115.7	$913.6	$2,155.9	$1,565.2
(1) As of January 1, 2022, the Company modified the composition of its regions. Japan, Korea, China, South-East Asia and India are now included in the Asia region. These regions, except for Japan, were previously reported in rest of world. As a result of this change, net revenues by region for the period presented in the prior year were recast to conform to the current year presentation.

Royalty Income
Royalty income is recognized over time in net revenues as underlying product sales occur, subject to certain minimum royalties, in accordance with the related licensing agreements. Royalty income is included in the Company's Topgolf and Active Lifestyle operating segments and is primarily related to leasing agreements for Toptracer installations and licensing agreements, respectively. The following table summarizes royalty income by operating segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Royalty Income:
Topgolf	$14.5	$12.2	$24.2	$16.2
Active Lifestyle	8.6	10.0	14.0	16.9
Total	$23.1	$22.2	$38.2	$33.1
Deferred Revenue
The Company’s short-term deferred revenue balance includes revenue from the sale of gift cards, event deposits, loyalty points, memberships and prepaid sponsorships at Topgolf, as well as virtual currency and game credits related to the WGT digital golf game. Revenue from gift cards is deferred and recognized when the cards are redeemed, which generally occurs within a twelve month period from the date of purchase. Revenue from the event deposits, loyalty points, memberships, prepaid sponsorships, game credits, and virtual currency related to the WGT digital golf game are recognized when redeemed or once the event or sponsorship occurs, over the estimated life of a customer’s membership, or based on historical currency or credit usage trends, as applicable, which generally occur within a one to thirty-six month period from the date of purchase.

The following table provides a reconciliation of activity related to the Company’s short-term deferred revenue balance for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning Balance	$99.3	$70.9	$93.9	$2.5
Deferral of revenue	163.1	110.2	270.5	184.4
Revenue recognized	(166.5)	(95.2)	(267.8)	(100.9)
Breakage	(3.8)	(2.3)	(8.7)	(2.4)
Foreign currency translation and other	(0.3)	—	3.9	—
Ending Balance	$91.8	$83.6	$91.8	$83.6
The Company’s long-term deferred revenue balance includes revenue associated with upfront territory fees and upfront franchise fees received from international franchise partners. Territory fees and franchise fees for each arrangement are allocated to each individual venue and recognized over a 40-year term, including renewal options, per the respective franchise agreement. As of June 30, 2022 and December 31, 2021, the Company’s long-term deferred revenue balance was $3.2 million and $3.4 million, respectively. For the three and six months ended June 30, 2022, the Company recognized $0.2 million and $0.3 million of deferred revenue related to the territory and franchise fees in income, respectively.
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
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product’s life cycle, which varies from two to three years, and price concessions or price reductions are generally offered at the end of the product’s life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to revenues using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates, and adjusts the rate as necessary in order to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate related to the short-term sales program incentives during the three or six months ended June 30, 2022. Historically, the Company’s actual amount of variable consideration related to these sales programs has not been materially different from its estimates.

The following table provides a reconciliation of the activity related to the Company’s short-term sales program incentives for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning Balance	$32.3	$33.4	$23.3	$26.2
Additions	11.7	4.3	27.6	18.9
Credits issued	(7.1)	(11.9)	(13.3)	(18.3)
Other/foreign currency translation	(1.7)	—	(2.4)	(1.0)
Ending Balance	$35.2	$25.8	$35.2	$25.8

The Company records an estimate for anticipated returns as a reduction of product revenues and cost of products, and accounts receivable, in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also offers certain customers sales programs that allow for specific returns. The Company records a sales return liability as an offset to accounts receivable for anticipated returns related to these sales programs at the time of sale based on the terms of the sales program. The Company’s provision for the sales return liability fluctuates with the seasonality of the business, while actual sales returns are generally more heavily weighted toward the second half of the year as golf season comes to an end. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates. The cost recovery of inventory associated with the sales return liability is accounted for in other current assets on the Company’s consolidated condensed balance sheet. As of June 30, 2022 and December 31, 2021, the Company's balance for cost recovery was $39.5 million and $25.9 million, respectively.
The following table provides a reconciliation of the activity related to the Company’s sales return liability for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning Balance	$67.6	$60.8	$47.4	$44.0
Provision	36.4	29.0	86.3	64.9
Sales returns	(26.4)	(18.2)	(56.1)	(37.3)
Ending Balance	$77.6	$71.6	$77.6	$71.6
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

Pursuant to the terms of the Merger Agreement, at the closing of the merger, the Company issued 89.8 million unrestricted and fully vested shares of its common stock to the stockholders of Topgolf (excluding 12.3 million shares of the Company’s common stock that would have been allocated to the Company in the merger based on the shares of Topgolf held by the Company) for 100% of the outstanding equity of Topgolf, at an exchange ratio based on an equity value of Topgolf of $1,987.0 million (or $1,748.0 million excluding Topgolf shares that were held by the Company) and a price per share of the Company’s common stock fixed at $19.40 per share (the “Callaway Share Price”). The actual purchase consideration upon the closing of the merger of $3,014.2 million (or $2,650.2 million excluding Topgolf shares that were held by the Company) was based on the number of shares of the Company’s common stock issued, multiplied by the closing price of $29.52 of the Company’s common stock on March 8, 2021. Additionally, the Company converted certain stock options previously held by former equity holders of Topgolf into options to purchase a number of shares of Callaway common stock, and certain outstanding restricted stock awards of Topgolf, into 0.2 million shares of Callaway common stock. As part of the consideration transferred in the merger, the Company included an incremental $33.1 million to the total purchase consideration, which represents the fair value of the vested portion the replacement awards. The unvested portion will be recognized as compensation expense over the remaining vesting period for services rendered in the post-combination period. In addition, the Company converted issued and outstanding warrants to purchase certain preferred shares of Topgolf into a warrant to purchase a number of shares of Callaway common stock. The fair value of the consideration transferred in the merger related to these warrants totaled $1.6 million. The purchase consideration, together with the fair value of the consideration transferred for outstanding stock awards and warrants totaled $3,048.9 million.
The Company previously held approximately 14.3% of Topgolf’s outstanding shares prior to the closing of the merger. Immediately following the closing of the merger, the Company’s stockholders; as of immediately prior to the merger; owned approximately 51.3% of the outstanding shares of the combined company, and former Topgolf stockholders, other than Callaway, owned approximately 48.7% of the outstanding shares of the combined company. As a result of the merger, in the first quarter of 2021 the Company recognized a gain of $252.5 million related to a fair-value step-up of the Company’s former investment in Topgolf.
The Company allocated the purchase price to the net identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values as of the date of acquisition. Identifiable intangible assets include the Topgolf trade name, developed technology, Topgolf’s investment in Full Swing Golf Holdings, Inc. (which investment has subsequently been contributed into an interest in Full Swing Golf Holdings, LLC, or “Full Swing”), customer relationships and liquor licenses. The excess of the purchase price over the fair value of the net assets and liabilities was allocated to goodwill. The Company determined the fair values after review and consideration of relevant information as of the acquisition date, including discounted cash flows, quoted market prices and certain estimates made by management.
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

During the first quarter of 2022, the Company finalized its fair value determination on the acquired assets and assumed liabilities, specifically related to certain leases and certain deferred tax items, and completed its assessment of the purchase price allocation. After assessing the fair value of the net assets acquired and liabilities assumed, the Company recorded goodwill of $1,918.4 million, of which the Company attributed $1,355.0 million to the future revenues and growth potential of the Topgolf business and $563.4 million to the synergies the Company anticipates from leveraging the Topgolf business to expand its golf equipment and apparel businesses. For the operating segment allocation of goodwill, (see Note 8). As a non-taxable stock acquisition, the value attributable to the acquired intangibles and goodwill are not tax deductible, and accordingly, the Company recognized a net deferred tax liability of $143.7 million.
During the three and six months ended June 30, 2021, the Company recognized transaction costs of approximately $0.4 million and $16.2 million, respectively, consisting primarily of advisor, legal, valuation and accounting fees. During the three and six months ended June 30, 2022, the Company did not recognize any transaction costs associated with the merger.
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

Supplemental Pro-Forma Information (Unaudited)
The following table presents supplemental pro-forma information for the three and six months ended June 30, 2021 as if the merger with Topgolf had occurred on January 1, 2020. These amounts have been calculated after applying the Company’s accounting policies and are based upon currently available information. For this analysis, the Company assumed that certain gains and costs associated with the merger were recognized as of January 1, 2020, including a gain of $252.5 million recognized on the Company’s pre-acquisition investment in Topgolf, acquisition costs of $16.2 million, the amortization of estimated intangible assets and other fair value adjustments, as well as the tax effect on those costs, and a valuation allowance on certain acquired net operating losses and tax credit carryforwards (see Note 11). Pre-acquisition net revenue and net income/(loss) amounts for Topgolf were derived from the books and records of Topgolf prepared prior to the acquisition and are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the dates noted below. The pro-forma amounts presented below consider the effects of the fair value adjustments recorded on the assets acquired and liabilities assumed throughout the measurement period. Accordingly, the amounts below reflect the impact of those adjustments.

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
	(in millions)
Net revenues	$913.6	$1,708.2
Net income	$92.1	$117.0
Supplemental Information of Operating Results
The following table presents net revenues and net income attributable to Topgolf included in the Company’s consolidated condensed statements of operations for the three and six months ended June 30, 2022 and 2021 (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$403.7	$325.4	$725.7	$418.1
Net income (loss)	$16.8	$0.6	$(1.2)	$(2.4)

Note 6. Financing Arrangements
The Company's debt obligations are summarized as follows (in millions):

	Maturity Date	Interest Rate	June 30, 2022	December 31, 2021
Short-Term Credit Facilities
U.S. Asset-Based Revolving Credit Facility (1)	May 17, 2024	3.52%	$76.8	$9.1
2022 Japan ABL Facility (2)	January 25, 2025	0.88%	22.1	—
Total Principal Amount			$98.9	$9.1
Unamortized Debt Issuance Costs			$0.9	$0.9

Balance Sheet Location
Prepaid expenses			$0.4	$0.9
Other long-term assets			$0.5	$—
Asset-based credit facilities			$98.9	$9.1

	Maturity Date	Interest Rate	June 30, 2022	December 31, 2021
Long-Term Debt and Credit Facilities
Japan Term Loan	July 31, 2025	0.85%	$—	$13.0
Term Loan B (3)	January 4, 2026	6.17%	434.4	436.8
Topgolf Term Loan	February 8, 2026	7.89%	338.6	340.4
Convertible Notes	May 1, 2026	2.75%	258.8	258.8
Equipment Notes	December 27, 2022 - March 19, 2027	2.36% - 3.79%	26.1	31.1
Mortgage Loans	July 1, 2033 - July 29, 2036	9.75% - 11.31%	46.2	46.4
Financed Tenant Improvements	February 1, 2035	8.00%	3.5	3.7
Total Principal Amount			$1,107.6	$1,130.2
Less: Unamortized Debt Issuance Costs			24.5	85.8
Total Debt, net of Unamortized Debt Issuance Costs			$1,083.1	$1,044.4

Balance Sheet Location
Other current liabilities			$15.7	$19.1
Long-term debt			1,067.4	1,025.3
			$1,083.1	$1,044.4
(1) Interest rate fluctuates depending on the Company's availability ratio.
(2) Subject to an effective interest rate equal to the Tokyo Interbank Offered Rate plus 0.80%.
(3) Subject to an interest rate per annum equal to either, at the Company’s option, the London Interbank Offered Rate or the base rate, plus 4.50% or 3.50%, respectively.
Revolving Credit Facilities and Available Liquidity
In addition to cash on hand, as well as cash generated from operations, the Company relies on its U.S. Asset-Based Revolving Credit Facility, 2022 Japan ABL Credit Facility, and the Topgolf Revolving Credit Facility to manage seasonal fluctuations in liquidity when the Company’s operating cash flows are not sufficient to fund the Company’s operations. The principal terms of these credit facilities are described further below and in Note 7 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K which was filed with SEC on March 1, 2022. As of June 30, 2022, the Company's available liquidity, which is comprised of cash on hand and amounts available under its U.S. and Japan facilities, after letters of credit and outstanding borrowings, was $640.3 million.

U.S. Asset-Based Revolving Credit Facility
The Company has an Asset-Based Revolving Credit facility with Bank of America, N.A. and other lenders, which provides a senior secured asset-based revolving credit facility of up to $400.0 million (the “ABL Facility”). Amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), certain intellectual property, eligible real estate, and inventory and accounts receivable of certain of the Company’s subsidiaries in the United States, Germany, Canada and the United Kingdom. Additionally, the ABL Facility includes specific restrictions with which the Company must remain in compliance in order to satisfy certain fixed charge coverage ratio requirements under the terms of the facility.
The interest rate applicable to outstanding borrowings under the ABL Facility may fluctuate depending on the Company’s “availability ratio” which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the German, the U.K. and the U.S. borrowing bases, as adjusted. Any unused portions of the ABL Facility are subject to a 0.25% monthly fee. For the six months ended June 30, 2022, average outstanding borrowings under the ABL Facility were $93.3 million. As of June 30, 2022, the Company’s trailing 12-month average availability under the ABL Facility was $264.2 million, and the Company’s trailing 12-month average interest rate applicable to its outstanding borrowings under the ABL Facility was 3.11%.
2022 Japan ABL Facility
The 2022 Japan ABL Credit Facility provides a line of credit to the Company of up to 6.0 billion Yen (or $44.2 million) subject to borrowing base availability under the facility, and is secured by certain assets, including eligible inventory and accounts receivable. As of June 30, 2022, outstanding borrowings under the 2022 Japan ABL Facility were 3.0 billion Yen (or $22.1 million) and the Company’s remaining borrowing base availability under the 2022 Japan ABL Credit Facility was 3.0 billion Yen (or $22.1 million).
Long-Term Debt
Japan Term Loan
The Company has a five-year term loan (the “Japan Term Loan”) between its Japan subsidiary and Sumitomo Mitsui Banking Corporation for 2.0 billion Yen (or $14.7 million). The Company repaid the total outstanding principal balance of the Japan Term Loan in the amount of 1.5 billion Yen (or $11.1 million) during the first quarter of 2022. The Company recorded no interest expense related to the Japan Term Loan during the three months ended June 30, 2022 and 3.7 million Yen (immaterial in USD) in interest expense related to the Japan Term Loan for the three months ended June 30, 2021. The Company recorded an immaterial amount of interest expense related to the Japan Term Loan for the six months ended June 30, 2022 and 7.6 million Yen (or $0.1 million) in interest expense related to the Japan Term Loan during the six months ended June 30, 2021.
Term Loan B
The Company has a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A and other lenders (the “Term Lenders”) which provides for a Term Loan B (the “Term Loan”) in an aggregate principal amount of $480.0 million, which was issued less $9.6 million in issuance discounts and other transaction fees. In March 2021, and in connection with the merger with Topgolf, the Company amended the Term Loan to, among other things, permit the consummation of the merger as well as designate Topgolf and its subsidiaries as unrestricted subsidiaries under the Term Loan and amend certain covenants and other provisions to allow the Company to make certain investments in, and enter into certain transactions with Topgolf. Additionally, the Credit Agreement contains certain default provisions, covenants and restrictions by which the Company must remain in compliance. Loans outstanding under the Term Loan are guaranteed by the Company’s domestic subsidiaries. The loans and guaranties are secured by substantially all the assets of the Company and guarantors.
As of June 30, 2022, outstanding borrowings under the Term Loan were $434.4 million. Total interest and amortization expense recognized during the three months ended June 30, 2022 and 2021 related to the Term Loan B was $6.8 million and $6.1 million, respectively. Total interest and amortization expense recognized during the six months ended June 30, 2022 and June 30, 2021 related to the Term Loan B was $12.8 million and $11.9 million, respectively.
Topgolf Credit Facilities
The Company has a $350.0 million term loan (the “Topgolf Term Loan”), and a $175.0 million revolving credit facility with JPMorgan Chase Bank, N.A (the “Topgolf Revolving Credit Facility” and together with the Topgolf Term Loan, the “Topgolf Credit Facilities”), with JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, RBC Capital Markets, as Syndication Agent, and the other agents, arrangers and lenders party thereto.
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
The Topgolf Credit Facilities are guaranteed by all direct and indirect domestic wholly owned restricted subsidiaries of Topgolf International, Inc. (for purposes of this description, the “Borrower”), other than certain excluded subsidiaries (such subsidiary guarantors, together with the Borrower, the “Loan Parties”). All obligations under the Topgolf Credit Facilities are, and any future guarantees of those obligations will be, secured by, among other things, and in each case subject to certain exceptions: (1) a first-lien pledge of all of the capital stock or other equity interests held by each Loan Party; and (2) a first-lien pledge of substantially all of the other tangible and intangible assets of each Loan Party. Certain of the Company’s Topgolf locations are required to be subject to leasehold mortgages for the benefit of the lenders under the Topgolf Credit Facilities.
As of June 30, 2022, outstanding borrowings under the Topgolf Term Loan were $338.6 million and there were no outstanding borrowings under the Topgolf Revolving Credit Facility.
Interest expense recognized during the three months ended June 30, 2022 and 2021 related to the Topgolf Term Loan was $6.7 million and $6.5 million, respectively. Interest expense recognized during the six months ended June 30, 2022 and 2021 related to the Topgolf Term Loan was $12.7 million and $8.4 million, respectively.
Interest expense recognized during the three months ended June 30, 2022 and 2021 related to the Topgolf Revolving Credit Facility was $1.3 million and $2.8 million, respectively. Interest expense recognized during the six months ended June 30, 2022 and 2021 related to the Topgolf Credit Facility was $1.7 million and $3.5 million, respectively.
Convertible Notes
In May 2020, the Company issued $258.8 million of 2.75% Convertible Notes. The Convertible Notes have a stated interest rate of 2.75% per annum on the principal amount and are payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Convertible Notes mature on May 1, 2026, unless earlier redeemed or repurchased by the Company or converted. The Company may settle the Convertible Notes through cash settlement, physical settlement, or combination settlement at its election, and may redeem all or part of the Convertible Notes on or after May 6, 2023, subject to certain stipulations. The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 56.8 shares per $1,000 principal amount of Convertible Notes, which is equal to an initial conversion price of $17.62 per share. Additionally, all or any portion of the Convertible Notes may be converted at the conversion rate and at the holders’ option on or after February 1, 2026 until the close of business on the second trading day immediately prior to the maturity date, and upon the occurrence of certain contingent conversion events. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries. The Company used the net proceeds from the Convertible Notes offering for general corporate purposes.
In connection with the issuance of the Convertible Notes and prior to the Company’s adoption of ASU 2020-06 on January 1, 2022, which is described further in the Note 2 herein, the Company separated certain amounts attributable to the Convertible Notes into liability and equity components in a manner which reflected the interest cost of a similar nonconvertible debt instrument. As a result of the adoption of ASU 2020-06, bifurcation of these amounts is no longer required, and as such, all associated amounts which were previously separated are now reported as a single liability measured at its amortized cost. During the three months ended June 30, 2022 and 2021, the Company recognized interest expense on the Convertible Notes of $1.8 million. For the six months ended June 30, 2022 and 2021, the Company recognized interest expense on the Convertible Notes of $3.6 million.
In July 2022, in accordance with the terms of the indenture under which the Convertible Notes were issued, a purchaser of the Company’s Convertible Notes elected to convert $0.5 million of Convertible Notes into 25,602 shares. The Convertible Notes were converted at a conversion rate of 56.8 shares per $1,000 principal amount of Convertible Notes.
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
In connection with the conversion of $0.5 million of Convertible Notes in July 2022, the Company and the counterparties entered into a partial termination of the Capped Calls with respect to the Convertible Notes converted, which resulted in the Company receiving 3,499 shares of the Company’s common stock from the counterparties.
Equipment Notes
The Company has long-term financing agreements (the “Equipment Notes”) with various lenders which it uses in order to invest in certain of its facilities and IT equipment. The loans are secured by the relative underlying equipment.
Interest expense recognized during the three months ended June 30, 2022 and 2021 related to the Equipment Notes was $0.2 million and $0.3 million, respectively. Interest expense recognized during the six months ended June 30, 2022 and 2021 related to the Equipment Notes was $0.4 million and $0.5 million, respectively.
Mortgage Loans
The Company has three mortgage loans related to the construction of its Topgolf venues. The mortgage loans are secured by the assets of each respective venue and require either monthly (i) principal and interest payments or (ii) interest-only payments until their maturity dates. For loans requiring monthly interest-only payments, the entire unpaid principal balance and any unpaid accrued interest is due on the maturity date. Interest expense recognized during each of the three months ended June 30, 2022 and 2021 related to the mortgage loans was $1.2 million. Interest expense recognized during the six months ended June 30, 2022 and 2021 related to the mortgage loans was $2.4 million and $1.6 million, respectively.
Aggregate Amount of Maturities
The following table presents the Company’s combined aggregate amount of maturities for the Company’s long-term debt over the next five years and thereafter as of June 30, 2022. Amounts payable under the ABL Facility are excluded from this table as they are short-term in nature. Amounts payable under the Term Loan included below represent the minimum principal repayment obligations as of June 30, 2022.

(in millions)
Remainder of 2022	$9.6
2023	16.5
2024	15.3
2025	13.0
2026	1,006.8
Thereafter	46.4
$1,107.6
Less: Unamortized Debt Issuance Costs	24.5
Total	$1,083.1
As of June 30, 2022, the Company was in compliance with all fixed charge coverage ratios and all other financial covenant and reporting requirements under the terms of its credit facilities mentioned above, as applicable.
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
Weighted-average common shares outstanding—basic and weighted-average common shares outstanding—diluted are the same in periods when a net loss is reported or in periods when anti-dilution occurs.

The following table summarizes the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings per common share—basic
Net income	$105.4	$91.7	$192.1	$364.2
Weighted-average common shares outstanding—basic(1)	184.7	185.2	184.9	151.5
Earnings per common share—basic	$0.57	$0.50	$1.04	$2.40
Earnings per common share—diluted
Net income	$105.4	$91.7	$192.1	$364.2
Interest expense(2)	1.6	—	3.2	—
Net income attributable to earnings per common share—diluted	$107.0	$91.7	195.3	364.2

Weighted-average common shares outstanding—basic(1)	184.7	185.2	184.9	151.5
Convertible Notes weighted-average shares outstanding (2)	14.7	6.8	14.7	6.1
Outstanding options, restricted stock units and performance share units	1.2	2.3	1.1	2.0
Weighted-average common shares outstanding—diluted	200.6	194.3	200.7	159.6
Earnings per common share—diluted	$0.53	$0.47	$0.97	$2.28
(1) In connection with the Topgolf merger, the Company issued 89.8 million shares of its common stock to shareholders of Topgolf, and 0.2 million shares of its common stock for restricted stock awards converted in the merger (see Note 13), of which 90.0 million and 56.7 million weighted average shares were included in the basic and diluted share calculations for the three and six months ended June 30, 2021, respectively, based on the number of days the shares were outstanding during each period.

(2) As of January 1, 2022, in connection with the adoption of ASU 2020-06 (see Note 2), the Company uses the if-converted method for calculating the dilutive weighted average shares outstanding related to the Convertible Notes when calculating diluted earnings per common share. Under this method, interest expense related to the Convertible Notes for the respective periods is excluded from net income. Prior to the adoption of ASU 2020-06, the Company used the treasury stock method for calculating the dilutive impact from the Convertible Notes.

Options, Restricted Stock Units and Performance Share Unit
For the three and six months ended June 30, 2022, securities outstanding totaling approximately 1.4 million and 1.3 million, respectively, comprised of stock options and restricted stock units were excluded from the calculation of earnings per common share—diluted as they would be anti-dilutive. For the three and six months ended June 30, 2021, securities outstanding totaling approximately 1.2 million and 1.0 million comprised of stock options and restricted stock units were excluded from the calculation of earnings per common share—diluted, as they were anti-dilutive.

Note 8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in millions):

	Topgolf	Golf Equipment	Active Lifestyle	Total
Balance at December 31, 2021	$1,340.7	$531.1	$88.3	$1,960.1
Additions	14.3	0.2	—	$14.5
Foreign currency translation and other	9.1	(1.0)	—	$8.1
Balance at June 30, 2022	$1,364.1	$530.3	$88.3	$1,982.7
Additions to goodwill during the six months ended June 30, 2022 are related to adjustments made during the first quarter of 2022 to finalize the fair value on certain leases assumed in connection with the merger with Topgolf, as well as the deferred taxes associated with the transaction (see Note 5). Goodwill is net of accumulated impairment losses of $148.4 million which were recorded prior to December 31, 2021 at the Company’s Active Lifestyle segment.
The Company’s intangible assets by major asset class are as follows (in millions, except useful life amounts):

	Useful Life (Years)	June 30, 2022
		Gross	Accumulated Amortization	Translation Adjustment	Net Book Value
Indefinite-lived:
Trade name, trademark, trade dress and other	—	$1,441.0	$—	$(32.4)	$1,408.6
Liquor licenses	—	8.4	—	—	8.4
Amortizing:
Patents	2-16	32.0	(31.7)	—	0.3
Customer and distributor relationships and other	1-10	67.4	(30.9)	(4.4)	32.1
Developed technology	10	69.7	(9.0)	(2.9)	57.8
Total intangible assets		$1,618.5	$(71.6)	$(39.7)	$1,507.2

	Useful Life (Years)	December 31, 2021
		Gross	Accumulated Amortization	Translation Adjustment	Net Book Value
Indefinite-lived:
Trade name, trademark, trade dress and other	—	$1,441.0	$—	$(15.8)	$1,425.2
Liquor licenses	—	7.7	—	—	7.7
Amortizing:
Patents	2-16	32.0	(31.7)	—	0.3
Customer and distributor relationships and other	1-10	61.7	(27.4)	(2.3)	32.0
Developed technology	10	69.7	(5.5)	(0.8)	63.4
Total intangible assets		$1,612.1	$(64.6)	$(18.9)	$1,528.6
The Company recognized amortization expense related to acquired intangible assets of $3.4 million and $3.7 million for the three months ended June 30, 2022 and 2021, respectively, and $7.0 million and $6.0 million for the six months ended June 30, 2022 and 2021, respectively. Amortization expense is included in selling, general and administrative expenses in the consolidated condensed statements of operations.

Amortization expense related to intangible assets at June 30, 2022 in each of the next five fiscal years and beyond is expected to be incurred as follows (in millions):

Remainder of 2022	$8.7
2023	14.0
2024	11.2
2025	11.1
2026	11.1
Thereafter	34.1
$90.2
Note 9. Investments
Investment in Full Swing
In connection with the merger with Topgolf, the Company acquired an ownership interest of less than 20.0% in Full Swing, which is accounted for at cost less impairments, adjusted for observable changes in fair value. As of June 30, 2022 and December 31, 2021, the Company’s investment in Full Swing was $9.3 million and is reflected within Other assets on the Company’s consolidated condensed balance sheets.
Investment in Five Iron Golf
The Company has an ownership interest of less than 20.0% in Five Iron Golf, which is accounted for at cost less impairments, adjusted for observable changes in fair value. As of June 30, 2022 and December 31, 2021, the Company’s investment in Five Iron Golf was $30.0 million and is reflected within Other assets on the Company’s consolidated condensed balance sheets.

Note 10. Selected Financial Data
Selected financial data as of the dates presented below is as follows (in millions, except useful life data):

		June 30, 2022	December 31, 2021
Inventories:
Finished goods		$466.7	$415.4
Work in process		1.6	1.3
Raw materials		130.7	111.7
Food and beverage		5.0	5.1
		$604.0	$533.5

Other Current Assets:		June 30, 2022	December 31, 2021
Credit card receivables		$19.8	$31.2
Sales return reserve cost recovery asset		39.5	25.9
VAT/Sales tax receivable		9.1	19.5
Other current assets		57.2	42.7
		$125.6	$119.3

Property, plant and equipment, net:	Estimated Useful Life	June 30, 2022	December 31, 2021
Land		$134.2	$134.2
Buildings and leasehold improvements	10 - 40 years	996.8	858.6
Machinery and equipment	5 - 10 years	223.2	204.3
Furniture, computer hardware and equipment	3 - 5 years	239.0	211.2
Internal-use software	3 - 5 years	90.3	81.6
Production molds	2 - 5 years	8.4	8.0
Construction-in-process		311.3	286.7
		2,003.2	1,784.6
Less: Accumulated depreciation		403.1	333.2
		$1,600.1	$1,451.4
Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful life of the asset. During the three months ended June 30, 2022 and 2021, the Company recorded depreciation expense of $45.5 million and $39.5 million, respectively, and $84.5 million and $57.5 million for the six months ended June 30, 2022 and 2021, respectively, on the accompanying consolidated condensed statements of operations.

	June 30, 2022	December 31, 2021
Accounts payable and accrued expenses:
Accounts payable	$173.3	$138.7
Accrued expenses	184.6	226.8
Accrued inventory	173.9	125.7
	$531.8	$491.2

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
The realization of deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. As a result of the Topgolf merger and the fact that Topgolf’s losses exceed the Company’s income in recent years, the Company has determined that it is not more likely than not that a portion of its U.S. deferred tax assets will be realized. The valuation allowance on the Company’s U.S. deferred tax assets as of June 30, 2022 primarily relate to federal and state deferred tax assets for tax attributes that the Company estimates are not more likely than not to be utilized prior to expiration. With respect to non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of the Company’s deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established.
The Company recorded an income tax provision of $2.9 million and an income tax benefit of $15.8 million for the three months ended June 30, 2022 and 2021, respectively. As a percentage of pre-tax income, the Company's effective tax rate was 2.7% and (20.9)% for the three months ended June 30, 2022 and 2021, respectively. In the three months ended June 30, 2022, the primary difference between the statutory rate and the effective rate relates to the release of valuation allowances on Callaway Golf Company and Topgolf deferred tax assets. In the three months ended June 30, 2021, the primary difference between the statutory rate and the effective rate relates to the release of valuation allowances on Topgolf deferred tax assets.
The Company recorded an income tax benefit of $12.8 million and an income tax provision of $31.9 million for the six months ended June 30, 2022 and 2021, respectively. As a percentage of pre-tax income, the Company's effective tax rate was (7.1)% and 8.1% for the six months ended June 30, 2022 and 2021, respectively. In the six months ended June 30, 2022, the primary difference between the statutory rate and the effective rate relates to the release of valuation allowances on Callaway Golf Company and Topgolf deferred tax assets. In the six months ended June 30, 2021, the primary difference between the statutory rate and the effective rate relates to excluding the nontaxable book gain on Topgolf shares reported upon the closing of the merger for tax purposes.
At June 30, 2022, the gross liability for income taxes associated with uncertain tax positions was $26.6 million. Of this amount, $10.2 million would benefit the Company’s consolidated condensed financial statements and effective income tax rate if favorably settled. The Company recognizes interest and penalties related to income tax matters in income tax expense.

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
As of June 30, 2022, the minimum obligation that the Company is required to pay under these agreements over the next five years and thereafter as follows (in millions):

Remainder of 2022	$37.1
2023	36.7
2024	11.4
2025	4.3
2026	3.9
Thereafter	1.8
$95.2
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite and the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s consolidated financial statements. The fair value of indemnities, commitments and guarantees that the Company issued during the three months ending, and as of June 30, 2022, were not material to the Company’s financial position, results of operations, or cash flows.

Note 13. Share-Based Compensation
Topgolf Replacement Awards
In connection with the merger with Topgolf (see Note 5), which was completed on March 8, 2021, the Company converted stock options previously held by former equity holders of Topgolf into 3.2 million options to purchase shares of Callaway common stock, and certain outstanding restricted stock awards of Topgolf into 0.2 million shares of Callaway common stock. During the three months ended June 30, 2022 and 2021, the Company recognized compensation expense, net of estimated forfeitures, of $0.7 million and $1.6 million, respectively, related to these awards. During the six months ended June 30, 2022 and 2021, the Company recognized compensation expense, net of estimated forfeitures, of $1.5 million and $2.0 million, respectively, related to these awards.
The Company did not grant any stock options or restricted stock awards during the three and six months ended June 30, 2022.
Restricted Stock Units
During each of the three months ended June 30, 2022 and 2021, the Company granted 0.1 million shares underlying restricted stock units at a weighted average grant-date fair value of $19.95 and $29.66 per share, respectively. During the six months ended June 30, 2022 and 2021, the Company granted 0.7 million and 1.1 million shares underlying restricted stock units at a weighted average grant-date fair value of $22.82 and $29.61, respectively.
Compensation expense, net of estimated forfeitures, for restricted stock units was $4.6 million and $3.7 million for the three months ended June 30, 2022 and 2021, respectively, and $8.6 million and $5.9 million for the six months ended June 30, 2022 and 2021, respectively.
Performance-Based Awards
During the three months ended June 30, 2022 and 2021, the Company granted a negligible amount and 0.1 million shares, respectively, underlying total shareholder return performance based restricted stock units at a weighted average grant-date fair value of $20.46 and $27.11 per share, respectively. During the six months ended June 30, 2022 and 2021, the Company granted 0.5 million and 1.4 million shares underlying various performance metrics, including adjusted pre-tax income, earnings before interest, tax, depreciation and amortization and stock compensation, and total shareholder returns, at a weighted average grant-date fair value of $23.37 and $29.42 per share.
Performance-based restricted stock units granted by the Company cliff-vest after three years, except for certain one-time grants to the Company's Chief Executive Officer and Chief Financial Officer in connection with the Topgolf merger, of which 50% will vest after three years and the remaining 50% will vest after four years. The number of shares that may ultimately be issued upon vesting is based on the achievement of the respective metrics for each award, which may range from 0% to 200%. As of June 30, 2022, all performance-based restricted stock units were within the probable range of achievement.
Compensation expense, net of estimated forfeitures, for performance-based awards was $7.9 million and $5.7 million for the three months ended June 30, 2022 and 2021, respectively, and $16.9 million and $7.7 million for the six months ended June 30, 2022 and 2021, respectively.

Share-Based Compensation Expense
The table below summarizes the amounts recognized in the financial statements related to share-based compensation for the three and six months ended June 30, 2022 and 2021, including expense for stock options, restricted stock awards, restricted stock units and performance-based restricted stock units (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Cost of products	$0.5	$0.3	$1.0	$0.5
Selling, general and administrative expenses	12.2	10.5	25.0	14.7
Research and development expenses	0.4	0.2	0.8	0.4
Other venue expenses	0.1	—	0.2	—
Total cost of share-based compensation included in income, before income tax	13.2	11.0	27.0	15.6
Income tax benefit	3.2	2.6	6.5	3.8
Total cost of share-based compensation, after tax	$10.0	$8.4	$20.5	$11.8
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
The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities, and as a result are classified within Level 1 of the fair value hierarchy. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate.

The following table summarizes the valuation of the Company’s foreign currency forward contracts and interest rate hedge agreements (see Note 15) that are measured at fair value on a recurring basis, and are classified within Level 2 of the fair value hierarchy as of June 30, 2022 and December 31, 2021 (in millions):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Foreign currency forward contracts—asset position	$17.8	$—	$17.8	$—
Foreign currency forward contracts—liability position	(0.1)	—	(0.1)	—

Interest rate hedge agreements—asset position	2.1	—	2.1	—
Interest rate hedge agreements—liability position	—	—	—	—

	$19.8	$—	$19.8	$—
December 31, 2021
Foreign currency forward contracts—asset position	$0.3	$—	$0.3	$—
Foreign currency forward contracts—liability position	(0.2)	—	(0.2)	—

Interest rate hedge agreements—liability position	(8.7)	—	(8.7)	—
	$(8.6)	$—	$(8.6)	$—
Disclosures about the Fair Value of Financial Instruments
The table below illustrates information about fair value relating to the Company’s financial assets and liabilities. The fair value of these financial assets and liabilities are categorized within Level 2 of the fair value hierarchy and are based on quoted prices for similar instruments in active markets, quantitative pricing models, observable market borrowing rates, as well as other observable inputs and applicable valuation techniques. The financial assets and liabilities in the table below are recognized in the consolidated condensed balance sheets as of June 30, 2022 and consolidated balance sheets as of December 31, 2021 (in millions):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Asset-Based Revolving Credit Facility	$76.8	$76.8	$9.1	$9.1
Japan ABL Facility	$22.1	$22.1	$—	$—
Japan Term Loan	$—	$—	$13.0	$12.2
Term Loan B	$434.4	$430.2	$436.8	$437.5
Topgolf Term Loan	$338.6	$334.0	$340.4	$346.1
Convertible Notes	$258.8	$348.7	$258.8	$444.4
Equipment Notes	$26.1	$19.7	$31.1	$30.2
Mortgage Loans	$46.2	$44.1	$46.4	$52.3
There were no transfers of financial instruments between the levels of the fair value hierarchy for the three and six months ended June 30, 2022 and 2021.
Non-recurring Fair Value Measurements
The Company measures certain assets at fair value on a non-recurring basis at least annually or more frequently if certain indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments that are written down to fair value when they are held for sale or determined to be impaired.

Note 15. Derivatives and Hedging
In the normal course of business, the Company and its subsidiaries are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates. The Company uses designated cash flow hedges and non-designated hedges in the form of foreign currency forward contracts as part of its strategy to manage the exposure to fluctuations in foreign currency exchange rates and to mitigate the impact of foreign currency translation on transactions that are denominated primarily in Japanese Yen, British Pounds, Euros, Canadian Dollars, Australian Dollars and Korean Won. The Company also uses interest rate hedge contracts to mitigate the impact of variable rates on its long-term debt.
The Company accounts for its foreign currency forward contracts and interest rate hedge contracts in accordance with ASC Topic 815, “Derivatives and Hedging”, (“ASC Topic 815”). ASC Topic 815 requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as a designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Gains and losses from the remeasurement of qualifying cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) and released into earnings as a component of cost of products, other income and interest expense during the period in which the hedged transaction takes place. Remeasurement gains or losses of derivatives that are not elected for hedge accounting treatment are recorded in earnings immediately as a component of other income.
Foreign currency forward contracts and interest rate hedge contracts are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements and changes in interest rates. The Company does not enter into foreign currency forward contracts and interest rate hedge contracts for speculative purposes. The Company utilizes counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into and the Company closely monitors the credit ratings of these counterparties.
The following table summarizes the fair value of the Company’s derivative instruments as well as the location of the asset and/or liability on the consolidated condensed balance sheets as of June 30, 2022 and December 31, 2021 (in millions):

	Balance Sheet Location	Fair Value of Asset Derivatives
		June 30, 2022	December 31, 2021
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$2.6	$0.1
Interest rate hedge contracts	Other current assets	1.1	—
Interest rate hedge contracts	Other assets	1.0	—
Total		$4.7	$0.1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	15.2	0.2
Total asset position		$19.9	$0.3

	Balance Sheet Location	Fair Value of Liability Derivatives
		June 30, 2022	December 31, 2021
Derivatives designated as cash flow hedging instruments:
Interest rate hedge contracts	Accounts payable and accrued expenses	$—	$4.1
Interest rate hedge contracts	Other long-term liabilities	—	4.6
		—	8.7
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	0.1	0.2
Total liability position		$0.1	$8.9

The Company’s derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying consolidated condensed balance sheets as of June 30, 2022 and consolidated balance sheets as of December 31, 2021.
Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate the Company's foreign currency exposure from intercompany sales of inventory and intercompany expense reimbursement to its foreign subsidiaries. These contracts generally mature within 12 months to 15 months from their inception. As of June 30, 2022 and December 31, 2021, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $23.4 million and $3.3 million, respectively.
    As of June 30, 2022, the Company recorded a net gain of $3.7 million in accumulated other comprehensive loss related to foreign currency forward contracts. Of this amount, net gains of $1.1 million for the three months ended June 30, 2022 and $1.5 million for the six months ended June 30, 2022, were removed from accumulated other comprehensive income (loss) and recognized in cost of products for the underlying sales that were recognized. Additionally, for the three and six months ended June 30, 2022, net gains related to the amortization of forward points were nominal and $0.1 million, respectively, and were removed from accumulated other comprehensive income (loss) and recognized in cost of products. Based on the current valuation, the Company expects to reclassify net gains of $2.7 million related to foreign currency forward contracts from accumulated other comprehensive income (loss) into net earnings during the next 12 months.
     The Company recognized a net a gain of $0.2 million and nominal net loss in cost of products related to its forward contracts during the three and six months ended June 30, 2021, respectively.
Interest Rate Hedge Contract
In order to mitigate the risk of changes in interest rates associated with the Company’s variable-rate Term Loan, the Company used an interest rate hedge designated as a cash flow hedge (see Note 6). Over the life of the Term Loan, the Company will receive variable interest payments from the counterparty lenders in exchange for the Company making fixed interest rate payments at 2.54%, without exchange of the underlying notional amount. The notional amounts outstanding under the interest rate hedge contract were $193.3 million and $194.3 million as of June 30, 2022 and December 31, 2021, respectively.
During the three and six months ended June 30, 2022, the Company recorded a net gain of $1.7 million and $8.8 million, respectively, related to the remeasurement of the interest rate hedge contract in accumulated other comprehensive income (loss). Of these amounts, net losses of $0.8 million and $2.0 million were realized from accumulated other comprehensive loss and recognized in interest expense during the three and six months ended June 30, 2022, respectively. Based on the current valuation, the Company expects to reclassify a net gain of $1.1 million related to the interest rate hedge contract from accumulated other comprehensive income (loss) into earnings during the next 12 months.
The Company recognized net losses of $1.2 million and $2.4 million in interest expense related to the interest rate hedge contract during the three and six months ended June 30, 2021, respectively.

The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the three and six months ended June 30, 2022 and 2021 (in millions):

	Gain/(Loss) Recognized in Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2022	2021	2022	2021
Foreign currency forward contracts	$2.7	$(0.1)	$3.7	$2.1
Interest rate hedge agreements	1.7	(0.5)	8.8	2.2
	$4.4	$(0.6)	$12.5	$4.3

	Gain/(Loss) Reclassified from Other Comprehensive Income into Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2022	2021	2022	2021
Foreign currency forward contracts	$1.1	$0.2	$1.5	$—
Interest rate hedge agreements	(0.8)	(1.2)	(2.0)	(2.4)
	$0.3	$(1.0)	$(0.5)	$(2.4)

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate the exposure to fluctuations in foreign currency exchange rates due to the remeasurement of certain balance sheet payables and receivables denominated in foreign currencies, as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from inception. As of June 30, 2022 and December 31, 2021, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $285.1 million and $67.8 million, respectively. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the consolidated condensed statements of operations. Foreign currency forward contracts are classified under Level 2 of the fair value hierarchy (see Note 14).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three and six months ended June 30, 2022 and 2021, respectively, in addition to the derivative contract type (in millions):

	Location of Net Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Net Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Foreign currency forward contracts	Other income, net	$25.4	$(1.6)	$38.6	$9.0
In addition, during the three months ended June 30, 2022 and 2021, the Company recognized a net foreign currency transaction losses of $14.3 million and $1.6 million, respectively, and a net foreign currency transaction losses of $20.0 million and $3.1 million, for the six months ended June 30, 2022 and 2021, respectively, in its consolidated condensed statements of operations.

Note 16. Accumulated Other Comprehensive Income (Loss)
The following table details the amounts reclassified from accumulated other comprehensive loss to cost of products, as well as changes in foreign currency translation for the three and six months ended June 30, 2022 (in millions).

	Derivative Instruments	Foreign Currency Translation	Total

Accumulated other comprehensive income (loss), March 31, 2022, after tax	$3.8	$(35.1)	$(31.3)
Change in derivative instruments	4.4	—	4.4
Net gains reclassified to cost of products	(1.1)	—	(1.1)
Net losses reclassified to interest expense	0.8	—	0.8
Income tax provision on derivative instruments	0.4	—	0.4
Foreign currency translation adjustments	—	(33.2)	(33.2)
Accumulated other comprehensive income (loss), June 30, 2022, after tax	$8.3	$(68.3)	$(60.0)

	Derivative Instruments	Foreign Currency Translation	Total

Accumulated other comprehensive income (loss), December 31, 2021, after tax	$(5.6)	$(21.7)	$(27.3)
Change in derivative instruments	12.5	—	12.5
Net gains reclassified to cost of products	(1.5)	—	(1.5)
Net losses reclassified to interest expense	2.0	—	2.0
Income tax provision on derivative instruments	0.9	—	0.9
Foreign currency translation adjustments	—	(46.6)	(46.6)
Accumulated other comprehensive income (loss), June 30, 2022, after tax	$8.3	$(68.3)	$(60.0)
Note 17. Segment Information
The Company has three operating and reportable segments:
•Topgolf, which is primarily comprised of service revenues and expenses from its Company-operated Topgolf venues, Toptracer ball-flight tracking technology, and WGT digital golf game;
•Golf Equipment, which is comprised of product revenues and expenses that encompass golf club and golf ball products, including Callaway Golf-branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata-branded golf balls and sales of pre-owned golf clubs; and
•Active Lifestyle, which is comprised of product revenues and expenses for the Jack Wolfskin outdoor apparel, gear and accessories business, the TravisMathew golf and lifestyle apparel and accessories business, the Callaway soft goods business and the OGIO business, which consists of golf apparel and accessories (including golf bags and gloves), and storage gear for sport and personal use. This segment also includes royalties from licensing of the Company’s trademarks and service marks for various soft goods products. During the second quarter of 2022, the Company changed the name of its Apparel, Gear, and Other operating segment to Active Lifestyle. The segment name change had no impact on the composition of the Company’s segments or on previously reported financial position, results of operations, cash flow or segment operating results.
There were no significant intersegment transactions during the three and six months ended June 30, 2022 or 2021.

The tables below contain information utilized by management to evaluate its operating segments for the interim periods presented (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues:
Topgolf (1)	$403.7	$325.4	$725.7	$418.1
Golf Equipment	451.9	401.3	919.9	778.1
Active Lifestyle	260.1	186.9	510.3	369.0
Total net revenues	$1,115.7	$913.6	$2,155.9	$1,565.2

Segment Operating Income
Topgolf (1)	$44.2	$24.2	$50.7	$28.2
Golf Equipment	100.3	98.1	201.1	183.0
Active Lifestyle	22.5	15.7	49.2	36.2
Total segment operating income	167.0	138.0	301.0	247.4
Reconciling items (2)	(38.0)	(30.7)	(77.7)	(64.0)
Total operating income	129.0	107.3	223.3	183.4
Gain on Topgolf investment (3)	—	—	—	252.5
Interest expense, net	(32.5)	(28.9)	(63.9)	(46.3)
Other income, net	11.8	(2.5)	19.9	6.5
Total income before income taxes	$108.3	$75.9	$179.3	$396.1

Additions to long-lived assets:
Topgolf (1)	$102.4	$114.0	$222.5	$140.1
Golf equipment	3.5	9.4	8.8	15.8
Active Lifestyle	7.2	7.5	10.8	12.6
Total additions to long-lived assets	$113.1	$130.9	$242.1	$168.5
(1) On March 8, 2021, the Company completed the merger with Topgolf and has included the results of operations of Topgolf in its consolidated condensed statements of operations from that date forward.
(2) Reconciling items include corporate general and administrative expenses not utilized by management in determining segment profitability, including amortization expense related to intangible assets acquired in connection with the merger with Topgolf and the acquisitions of Jack Wolfskin, TravisMathew and OGIO, as well as depreciation and amortization expense on the step-up to adjust the property, plant and equipment acquired and leases assumed in the merger with Topgolf to their fair values. The amount for 2022 also includes costs associated with the implementation of new IT systems for Topgolf and Callaway, legal and credit agency fees related to a postponed debt refinancing, in addition to charges related to the suspension of the Jack Wolfskin retail business in Russia due to the Russia-Ukraine war. The amount for 2021 also includes transaction, transition and other non-recurring costs associated with the merger with Topgolf and costs associated with the implementation of new IT systems for Jack Wolfskin.

(3) The gain on Topgolf investment is related to the fair value step-up on the Company’s investment in Topgolf (see Note 5).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report, and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022. Interim operating results are not necessarily indicative of operating results that may be expected for the year ending December 31, 2022, or any other future periods. See “Important Notice to Investors Regarding Forward-Looking Statements” on page 2 of this report. References to the “Company,” “Callaway,” “Callaway Golf,” “we,” “our,” or “us” in this report refer to Callaway Golf Company, together with its wholly-owned subsidiaries.
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. This non-GAAP information includes the following:
•For the three and six months ended June 30, 2022 and 2021, certain of the Company’s financial results were presented on a constant currency basis, which estimates what the Company’s financial results would have been without changes in foreign currency exchange rates. This information is calculated by taking current period local currency results and translating them into U.S. dollars based on the foreign currency exchange rates for the applicable comparable prior period.
•For the three and six months ended June 30, 2022, certain financial results exclude certain non-recurring and non-cash charges, including IT integration and implementation costs for Topgolf, charges related to the suspension of the Jack Wolfskin retail business in Russia due to the Russia-Ukraine war, and the reversal of a valuation allowance on certain deferred tax assets associated with the merger with Topgolf. The six months ended June 30, 2022 also excludes legal and credit agency fees related to a postponed debt refinancing. The three and six months ended June 30, 2021 exclude transaction, transition and other non-recurring costs related to the Topgolf merger, and changes in the Company’s valuation allowance against certain deferred tax assets related to the merger with Topgolf, as well as other non-recurring expenses. In addition, the six months ended June 30, 2021 excludes a gain to step-up the Company’s former investment in Topgolf to its fair value.
•For the three and six months ended June 30, 2021, certain financial results exclude amortization expense related to the discount on the Convertible Senior Notes (the “Convertible Notes”) issued in May 2020. Starting on January 1, 2022, as the result of the adoption of Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), the Company derecognized the discount on the Convertible Notes, and therefore, no longer recognizes amortization expense related to this discount. For further information about ASU No. 2020-06, see Note 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
•For the three and six months ended June 30, 2022 and 2021, certain financial results exclude certain non-cash charges, including the amortization of intangible assets acquired in the merger with Topgolf and the acquisitions of Jack Wolfskin, TravisMathew and OGIO, in addition to the depreciation and amortization of the fair value adjustments of property, plant and equipment, leases and long-term debt acquired in the merger with Topgolf.

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
Operating Segments and Seasonality
Callaway is a technology-enabled modern golf company delivering leading golf equipment, apparel and entertainment, with a portfolio of global brands including Callaway Golf, Topgolf, Odyssey, OGIO, TravisMathew and Jack Wolfskin. The Company has three operating segments, namely Topgolf, Golf Equipment, and Active Lifestyle.
Topgolf
The Company’s Topgolf subsidiary previously operated on a 52- or 53-week retail calendar year which ended on the Sunday closest to December 31. As of April 4, 2022 and going forward, Topgolf will operate on a fiscal year calendar which will end on December 31. Topgolf financial information included in the Company’s consolidated condensed financial statements for the three and six months ended June 30, 2022 is for the period beginning April 4, 2022 and ending June 30, 2022, and the period beginning January 3, 2022 and ending June 30, 2022, respectively. Topgolf financial information included in the Company’s consolidated condensed financial statements for the three and six months ended June 30, 2021 is for the period beginning April 5, 2021 and ending July 4, 2021, and the period beginning March 8, 2021 (the date on which the Company completed its merger with Topgolf) and ending July 4, 2021, respectively.
The Topgolf operating segment is comprised of Company-operated Topgolf domestic and international venues, which are equipped with technology-enabled hitting bays, multiple bars, dining areas and event spaces, and also offers advertising partnerships to corporate sponsors to feature their names and logos at Topgolf venues and on other media platforms. Revenue from Company-operated venues is primarily derived from food and beverage, gameplay, and events. As of June 30, 2022, Topgolf had seventy Company-operated venues and one Company-operated lounge in the United States, with an additional eleven venues under construction in the United States, and three Company-operated venues in the United Kingdom, with an additional one venue under construction in the United Kingdom. Topgolf receives a royalty from its franchised locations. As of June 30, 2022, Topgolf had four franchised venues (in Australia, Mexico, the United Arab Emirates, and Germany) and one licensed lounge (in China), with an additional two franchised venues under construction (in Thailand and China).
Topgolf’s other business lines include Toptracer ball-flight tracking technology as well as the World Golf Tour (“WGT”) digital golf game. Toptracer ball-flight tracking technology is used by independent driving ranges, franchised venues outside of the United States, as well as in Company-operated Topgolf venues to enhance the Topgolf gaming experience. As of June 30, 2022, Topgolf had over 18,000 Toptracer bays installed. The WGT digital golf game is an online multiplayer virtual golf game that enables players to gather online as a community and participate in simulated photorealistic gameplay on world-famous golf courses.
Operating results fluctuate from quarter to quarter due to seasonal factors. Historically, venues experience higher second and third quarter revenues associated with the spring and summer. Topgolf’s first and fourth quarters have historically had lower revenues at its venues as compared to the other quarters due to cooler temperatures. Seasonality is expected to be a factor in Topgolf’s results of operations. As a result, factors affecting peak seasons at venues, such as adverse weather, could have a disproportionate effect on its operating results.
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
Active Lifestyle
During the second quarter of 2022, the Company changed the name of its Apparel, Gear, and Other operating segment to Active Lifestyle. The segment name change had no impact on the composition of the Company's segments or on previously reported financial position, results of operations, cash flow or segment operating results. The Company’s Active Lifestyle operating segment is comprised of Callaway Golf, OGIO, TravisMathew and Jack Wolfskin soft goods products, which are largely designed and developed internally. The Callaway Golf soft goods brand offers a full line of premium golf apparel, footwear, gear and accessories. The OGIO brand offers a full line of premium personal storage gear for sport and personal use and accessories. TravisMathew offers a full line of premium golf and lifestyle apparel as well as footwear and accessories. Under the Jack Wolfskin brand, the Company offers a full line of premium outdoor apparel, gear and accessories. On certain soft goods products, the Company receives royalties from the licensing of its trademarks and service marks.
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
Executive Summary and Recent Developments
Net revenue increased $202.1 million (or 22.1%) to $1,115.7 million during the second quarter of 2022 compared to the second quarter of 2021, which was due to increases in all three operating segments, across all major categories, and across all major regions. The increase was primarily driven by an increase in Topgolf venue sales due to new venue openings since the second quarter of 2021, combined with strong walk-in traffic and an increase in event bookings. The Company’s Golf Equipment and Active Lifestyle segments also had strong performance during the quarter due to continued high demand for golf clubs and golf balls, coupled with improved inventory supply at retail and brand expansion of all of the Company’s Active Lifestyle brands.
Operating income increased $21.7 million (or 20.2%) to $129.0 million during the second quarter of 2022 compared to the second quarter of 2021. The increase was primarily due to an overall increase in net revenues in all three operating segments as discussed above, partially offset by increased spending to support the growth of the business, in addition to the impact from unfavorable changes in foreign currency rates, higher freight costs and other inflationary pressures, which were generally offset by price increases, higher sales volumes and operating efficiencies.

Looking ahead, the Company believes the business is well-positioned for both near-term and long-term growth as the Topgolf business continues to grow, golf equipment maintains its leadership position as the golf industry maintains its popularity, and brand expansions continue as the apparel brands gain increased exposure. The Company believes that its uniquely diversified business portfolio will continue to deliver strong results, and is optimistic about the long-term growth prospects for the business.
Foreign Currency
A significant portion of the Company’s business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency forward contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency rates in the short-term, they do not eliminate those effects, which can be significant, and they do not mitigate their effects over the long-term. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies and (iii) the mark-to-market adjustments of the Company’s foreign currency forward contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. Fluctuations in foreign currencies had an unfavorable impact on international net revenues of $38.6 million and $59.9 million for the three and six months ended June 30, 2022, respectively, relative to the same periods in the prior year. The Company anticipates that changes in foreign currencies will continue to have a significant unfavorable impact on net revenues for the duration of 2022.
Inflation
The recent increase in inflation partially contributed to the increase in the cost of the Company’s products as well as operating costs. While the Company was generally able to offset these inflationary pressures by increasing the price of its products, the length and severity of these conditions are unpredictable, and should conditions persist and/or worsen, such inflationary pressures may have an adverse effect on the Company’s operating expenses. Further, the Company may not be able to offset these increased costs through price increases. As a result, the Company’s cash flows and results of operations could be adversely affected.
Results of Operations
Three-Month Periods Ended June 30, 2022 and 2021
Net Revenues
The Company’s net revenues in the second quarter of 2022 increased $202.1 million (or 22.1%) to $1,115.7 million compared to $913.6 million in the second quarter of 2021. This increase reflects increases in all three operating segments and major geographic regions, as well as the unfavorable impact of changes in foreign currency of $38.6 million. Net revenues by operating segment and major geographic region are presented below (dollars in millions):

	Three Months Ended June 30,		Growth
	2022	2021	Dollars	Percent
Net revenues:
Topgolf	$403.7	$325.4	$78.3	24.1%
Golf Equipment	451.9	401.3	50.6	12.6%
Active Lifestyle	260.1	186.9	73.2	39.2%
	$1,115.7	$913.6	$202.1	22.1%

	Three Months Ended June 30,		Growth		Constant Currency Growth vs. 2021
	2022	2021	Dollars	Percent	Percent
Net revenues (1):
United States	$800.5	$642.8	$157.7	24.5%	24.5%
Europe	141.0	121.0	20.0	16.5%	31.5%
Asia	135.2	115.1	20.1	17.5%	33.8%
Rest of world	39.0	34.7	4.3	12.4%	17.3%
	$1,115.7	$913.6	$202.1	22.1%	26.3%
(1) As of January 1, 2022, the Company modified the composition of its regions. Japan, Korea, China, South-East Asia and India are now included in the Asia region. These regions, except for Japan, were previously reported in rest of world. As a result of this change, net revenues by region for the period presented in the prior year were recast to conform to the current year presentation.

The increases in net revenues by major geographic region are as follows:
•The 24.5% increase in net revenues in the United States was primarily driven by growth in the Topgolf business resulting from the opening of new venues, strong walk-in traffic and an increase in event bookings, combined with strong demand for TravisMathew apparel and golf equipment products.
•The 16.5% increase in Europe was primarily driven by strong sales of Jack Wolfskin apparel, partially offset by the unfavorable impact of changes in foreign currency.
•The 17.5% increase in Asia was primarily driven by strong demand for golf equipment combined with the addition of the Callaway branded apparel business in Korea effective July 1, 2021. These increases were partially offset by a decline in sales of Jack Wolfskin products in China resulting from widespread COVID-19 related restrictions in 2022, combined with the unfavorable impact of changes in foreign currency.
•The 12.4% increase in rest of world was driven by strong demand for golf equipment and apparel products in Canada and Latin America.
Costs and Expenses
Cost of products increased $85.0 million to $400.0 million in the second quarter of 2022 compared to $315.0 million in the same period in 2021. The Company’s cost of products are highly variable in nature and this increase is due to the significant increase in sales in the second quarter of 2022, combined with an increase in freight and overall commodity costs due to an increase in inflation during the second quarter of 2022.
Costs of services, which consists of the cost of food and beverage sold in the Company’s Topgolf venues as well as certain costs associated with licensing the Company’s Toptracer ball-flight tracking technology, increased $6.3 million (or 14.7%) to $49.1 million in the second quarter of 2022 compared to $42.8 million in the same period in 2021 primarily due to additional Topgolf venue openings since June 30, 2021.
Other venue expenses, which consist of depreciation and amortization, employee costs, rent, utilities, and other costs associated with Topgolf venues, increased by $59.9 million (or 29.6%) to $262.2 million in the second quarter of 2022 compared to $202.3 million in the same period in 2021 primarily due to additional Topgolf venue openings since June 30, 2021 combined with improved same-venue-sales.
Selling, general and administrative expenses increased $31.5 million to $252.6 million (22.6% of net revenues) in the second quarter of 2022 compared to $221.1 million (24.2% of net revenues) in the second quarter of 2021. This increase is primarily due to higher spending in order to support a larger business, in addition to increases caused by inflation, and include a $23.4 million increase in employee costs resulting primarily from increased headcount, a $7.2 million increase in marketing and tour, partially offset by a decrease in non-recurring costs related to transaction and transition expenses associated with the Topgolf merger in 2021 and the favorable impact of foreign currency exchange rates.
Research and development expenses decreased $1.6 million to $18.7 million (1.7% of net revenues) in the second quarter of 2022 compared to $20.3 million (2.2% of net revenues) in the second quarter of 2021.
Venue pre-opening costs decreased $0.7 million to $4.1 million (0.4% of net revenues) in the second quarter of 2022 compared to $4.8 million (0.5% of net revenues) in the second quarter of 2021.

Other Income and Expense
Net interest expense increased $3.6 million to $32.5 million in the second quarter of 2022 compared to $28.9 million in the second quarter of 2021 primarily due to additional deemed landlord financing (“DLF”) obligations related to new Topgolf venues that have opened since June 30, 2021 and higher variable rates on the Company’s term loans and asset-based credit facility. This increase is partially offset by a decrease in discount amortization expense associated with the Convertible Notes as the result of the de-recognition of the original issue discount resulting from the adoption of ASU 2020-06 as of January 1, 2022. See Note 6 “Financing Arrangements” in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.
Other income increased $14.3 million to $11.8 million of other income in the second quarter of 2022 compared to $2.5 million of other expense in the second quarter of 2021 primarily due to a $27.0 million increase in hedging contract gains, partially offset by a $12.6 million increase in foreign currency transaction losses.
Income Taxes
The Company’s provision for income taxes increased $18.7 million to income tax expense of $2.9 million in the second quarter of 2022, compared to an income tax benefit of $15.8 million in the second quarter of 2021. As a percentage of pre-tax income, the Company’s effective tax rate was 2.7% in the second quarter of 2022 compared to (20.9)% in the second quarter of 2021. The Company's effective tax rate in each of the second quarters of 2022 and 2021 was impacted by the release of valuation allowances on certain Callaway Golf Company and Topgolf deferred tax assets. Excluding these valuation allowance adjustments, the Company’s effective tax rate would have been 18.3% in the second quarter of 2022 compared to 22.5% in the second quarter of 2021. For further discussion see Note 11 “Income Taxes” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net Income
Net income for the second quarter of 2022 increased $13.7 million to $105.4 million compared to $91.7 million in the second quarter of 2021. Diluted earnings per share increased $0.06 to $0.53 in the second quarter of 2022 compared to $0.47 in the second quarter of 2021.
On a non-GAAP basis, excluding the items described in the table below, the Company's net income and diluted earnings per share for the second quarter of 2022 would have been $93.5 million and $0.47 per share, respectively, compared to $70.5 million and $0.36 per share, respectively, for the comparative period in 2021. Fully diluted shares were 200.6 million shares of common stock in the second quarter of 2022, an increase of 6.3 million shares compared to 194.3 million shares in the second quarter of 2021. The increased share count includes the impact of calculating the Convertible Notes under the if-converted method due to the adoption of ASU 2020-06 as of January 1, 2022. The increase in non-GAAP earnings in 2022 resulted primarily from a $17.1 million increase in operating income resulting from strong sales across all operating segments, and all major product categories and regions, despite significant foreign currency headwinds and increased freight expense and inflationary pressures, combined with a $14.3 million increase in other income due to increased foreign currency hedging gains. These increases were partially offset by a $6.8 million increase in interest expense resulting from DLF interest on additional Topgolf venues combined with the impact of higher variable rates on the Company’s long-term debt and asset based-credit facility.

The table below presents a reconciliation of the Company’s as-reported results for the three months ended June 30, 2022 and 2021 to the Company’s non-GAAP results reported above for the same periods (in millions, except per share information).

	Three Months Ended June 30, 2022
	GAAP	Non-Cash Amortization and Depreciation (1)	Non-Recurring Items (2)	Tax Valuation Allowance (3)	Non-GAAP
Net income (loss)	$105.4	$(5.8)	$0.8	$16.9	$93.5
Diluted earnings (loss) per share	$0.53	$(0.03)	$0.01	$0.08	$0.47
Weighted-average shares outstanding(4)	200.6	200.6	200.6	200.6	200.6

	Three Months Ended June 30, 2021
	GAAP	Non-Cash Amortization and Depreciation(1)	Non-Cash Amortization of Discount on Convertible Notes (5)	Acquisition and Non-Recurring Items (6)	Tax Valuation Allowance (3)	Non-GAAP
Net income (loss)	$91.7	$(6.8)	$(2.0)	$(2.7)	32.7	$70.5
Diluted earnings (loss) per share	$0.47	$(0.03)	$(0.01)	$(0.02)	$0.17	$0.36
Weighted-average shares outstanding	194.3	194.3	194.3	194.3	194.3	194.3
(1) Includes the amortization of intangible assets acquired in the merger with Topgolf and the acquisitions of Jack Wolfskin, TravisMathew and OGIO, as well as the depreciation and amortization of the fair value adjustments on the acquired property, plant and equipment and the leases and long-term debt assumed in connection with the merger with Topgolf.

(2) Includes IT integration and implementation costs at Topgolf and Callaway, legal and credit agency fees related to a postponed debt refinancing, and charges related to the suspension of the Jack Wolfskin retail business in Russia due to the Russia-Ukraine war.

(3) Represents the change in the tax valuation allowance that was recognized as the result of the merger with Topgolf.
(4) The weighted average shares outstanding for the three months ended June 30, 2022 includes the impact of calculating the Convertible Notes under the if-converted method due to the adoption of ASU 2020-06 as of January 1, 2022. For purposes of calculating diluted earnings per share, the Company’s Convertible Notes are assumed converted as of January 1, 2022, and therefore, the interest expense associated with the notes of $1.6 million was added back to net income.

(5) Represents the non-cash amortization of the discount on the Convertible Notes issued in May 2020. Starting on January 1, 2022, as a result of the adoption of ASU 2020-06, the Company derecognized the discount on its Convertible Notes, and therefore, no longer recognizes amortization expense related to this discount.

(6) Acquisition and other non-recurring items for the second quarter of 2021 primarily include transaction, transition and other non-recurring costs related to the Topgolf merger, and costs related to the implementation of new IT systems for Jack Wolfskin and Topgolf.

Operating Segment Results for the Three Months Ended June 30, 2022 and 2021
The Company evaluates the performance of its operating segments based on segment operating income. Management uses total segment operating income as a measure of its operational performance, which excludes corporate overhead and certain non-recurring and non-cash charges.
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Growth		Non-GAAP Constant Currency Growth vs. 2021(1)
	2022	2021	Dollars	Percent	Percent
Net revenues:
Venues (2)	$383.4	$307.1	$76.3	24.8%	25.2%
Other business lines (2)	20.3	18.3	2.0	10.9%	18.6%
Topgolf	403.7	325.4	78.3	24.1%	24.9%
Golf clubs	367.8	320.0	47.8	14.9%	20.3%
Golf balls	84.1	81.3	2.8	3.4%	6.4%
Golf Equipment	451.9	401.3	50.6	12.6%	17.5%
Apparel	136.9	91.4	45.5	49.8%	59.1%
Gear, accessories, & other	123.2	95.5	27.7	29.0%	37.4%
Active Lifestyle	260.1	186.9	73.2	39.2%	48.0%
Total net revenues	$1,115.7	$913.6	$202.1	22.1%	26.3%

Segment operating income:
Topgolf	$44.2	$24.2	$20.0	82.6%
Golf Equipment	100.3	98.1	2.2	2.2%
Active Lifestyle	22.5	15.7	6.8	43.3%
Total segment operating income	167.0	138.0	29.0	21.0%
Reconciling Items(3)	(38.0)	(30.7)	(7.3)	23.8%
Total operating income	129.0	107.3	21.7	20.2%
Interest expense, net	(32.5)	(28.9)	(3.6)	12.5%
Other income, net	11.8	(2.5)	14.3	(572.0)%
Total income before income taxes	$108.3	$75.9	$32.4	42.7%

(1) Calculated by applying 2021 exchange rates to 2022 reported sales in regions outside the United States.
(2) As of January 1, 2022, the Company began reporting revenues associated with corporate advertising sponsorship contracts within the venues service line to align with the Company’s current management reporting structure. These revenues were previously included within Other business lines at Topgolf. Accordingly, revenue of $3.7 million for the three months ended June 30, 2021 was reclassified from Other business lines at Topgolf to venues in order to conform with the current year presentation.

(3) Reconciling items for the second quarter of 2022 and 2021 include corporate general and administrative expenses not utilized by management in determining segment profitability, as well as non-cash amortization and depreciation expense, and acquisition and non-recurring items discussed above in the reconciliation of the Company's results to non-GAAP results.

Topgolf
In the second quarter of 2022, Topgolf net revenues and operating income increased $78.3 million (or 24.1%) to $403.7 million, and $20.0 million (or 82.6%) to $44.2 million, respectively, compared to the second quarter of 2021. These increases reflect growth in the business due to the opening of seven new domestic venues since June 30, 2021, as well as strong walk-in traffic and an increase in event bookings, in addition to an increase in Toptracer bay installations compared to the second quarter of 2021. The increase in operating income also reflects leverage from improved sales, operating efficiencies and pricing, which continues to outpace labor or input cost pressures.

Golf Equipment
In the second quarter of 2022, Golf Equipment net revenues and operating income increased $50.6 million (or 12.6%) to $451.9 million, and $2.2 million (or 2.2%) to $100.3 million, respectively, compared to the second quarter of 2021. These increases were driven by revenue growth in all major product categories resulting from continued brand momentum and high demand for the current year Rogue line of golf clubs and Chrome Soft and Supersoft golf ball product lines. These increases were partially offset by an increase in operating expenses to support the growth in the business, in addition to unfavorable changes in foreign currency rates, increased freight expense and other inflationary pressures, which more were mostly mitigated through price increases, increased sales volume and operating efficiencies.
Active Lifestyle
In the second quarter of 2022, Active Lifestyle net revenues and operating income increased $73.2 million (or 39.2%) to $260.1 million, and $6.8 million (or 43.3%) to $22.5 million, respectively, compared to the second quarter of 2021. These increases reflect revenue growth in all active lifestyle brands, driven by Callaway golf accessories and the new Callaway apparel business in Korea, which was launched in the third quarter of 2021, Jack Wolfskin and TravisMathew apparel, and OGIO storage gear. These increases were partially offset by an increase in operating expenses to support the growth in the business, in addition to unfavorable changes in foreign currency rates, increased freight expense and other inflationary pressures, which were partially offset by price increases, increased sales volumes and operating efficiencies.
Six-Month Periods Ended June 30, 2022 and 2021
Net Revenues
The Company’s net revenues in the first half of 2022 increased $590.7 million (or 37.7%) to $2,155.9 million compared to $1,565.2 million in the comparable period of 2021. This increase reflects increases in all three operating segments and major geographic regions, as well as the unfavorable impact of changes in foreign currency of $59.9 million. Net revenues by operating segment and major geographic region are presented below (dollars in millions):

	Six Months Ended June 30,		Growth
	2022	2021	Dollars	Percent
Net revenues:
Topgolf	$725.7	$418.1	$307.6	73.6%
Golf Equipment	919.9	778.1	141.8	18.2%
Active Lifestyle	510.3	369.0	141.3	38.3%
	$2,155.9	$1,565.2	$590.7	37.7%

	Six Months Ended June 30,		Growth		Non-GAAP Constant Currency Growth vs. 2021
	2022	2021	Dollars	Percent	Percent
Net revenues:
United States	$1,509.9	$1,031.0	$478.9	46.5%	46.5%
Europe	275.8	229.3	46.5	20.3%	31.8%
Asia	293.9	239.1	54.8	22.9%	35.8%
Rest of world	76.3	65.8	10.5	16.0%	20.1%
	$2,155.9	$1,565.2	$590.7	37.7%	41.6%
The increases in net revenues by major geographic region are as follows:
•The 46.5% increase in net revenues in the United States was primarily driven by a full six months of Topgolf sales compared to four months in 2021 due to the timing of the merger, combined with growth in the business resulting from the opening of new venues, strong walk-in traffic and an increase in event bookings, as well as strong demand for golf equipment products, TravisMathew apparel and Callaway branded soft goods.

•The 20.3% increase in Europe was primarily driven by a full six months of Topgolf sales compared to four months in 2021 due to the timing of the merger, a strong first half by the Jack Wolfskin apparel business, and increased demand for Callaway, OGIO, and TravisMathew-branded products, partially offset by the unfavorable impact of changes in foreign currency.
•The 22.9% increase in Asia was primarily driven by strong brand momentum in golf equipment, in addition to incremental revenues from the new apparel business in Korea. These increases were partially offset by a decline in sales of Jack Wolfskin products in China resulting from widespread COVID-19 related restrictions in 2022, combined with the unfavorable impact of changes in foreign currency.
•The 16.0% increase in rest of world was driven by strong demand for golf equipment and apparel in Canada, Australia, and Latin America, partially offset by the unfavorable impact of changes in foreign currency.
Costs and Expenses
Costs of products increased $186.2 million to $811.8 million in the first half of 2022 compared to $625.6 million for the same period in 2021. The Company’s cost of products are highly variable in nature and this increase is due to the significant increase in sales volumes in the first six months of 2022, and an increase in freight and overall commodity costs, in addition to cost of products related to retail merchandise sold at Topgolf venues, which reflect a full six months of sales in the first half of 2022 compared to four months in 2021 due to the timing of the merger.
Costs of services, which consist of the cost of food and beverage sold in the Company’s Topgolf venues as well as certain costs associated with licensing the Company’s Toptracer ball-flight tracking technology, increased $34.3 million (or 63.8%) to $88.1 million in the first half of 2022 compared to $53.8 million in the same period in 2021. The increase is primarily due to the addition of seven Topgolf venues through June 30, 2022, in addition to incremental two months of expenses from Topgolf due to the timing of the merger in 2021.
Other venue expenses, which consist of depreciation and amortization, employee costs, rent, utilities, and other costs associated with Topgolf venues, increased by $224.9 million (or 84.0%) to $492.6 million in the first half of 2022 compared to $267.7 million in the same period in 2021 primarily due to the addition of seven additional Topgolf venues through June 30, 2022, in addition to incremental expenses from Topgolf due to the timing of the merger in 2021.
Selling, general and administrative expenses increased by $100.7 million to $495.7 million (23.0% of net revenues) in the first half of 2022 compared to $395.0 million (25.2% of net revenues) in the comparable period of 2021. This increase reflects a full 6 months of expenses at Topgolf in 2022 compared to four months in 2021 due to the timing of the merger. The remaining increase was driven by higher spending to support a larger business, including $64.0 million in employee costs resulting primarily from increased headcount, $16.9 million in advertising, marketing and tour expenses, and $11.1 million in professional fees, including fees associated with the implementation of IT systems for Topgolf and Jack Wolfskin, partially offset by the favorable impact of changes in foreign currency exchange rates.
Research and development expenses increased $3.2 million to $36.2 million (1.7% of net revenues) in the first half of 2022 compared to $33.0 million (2.1% of net revenues) during the same period in 2021, primarily due to an increase in employee costs resulting from increased headcount.
Venue pre-opening costs increased $1.5 million to $8.2 million (0.4% of net revenues) in the first half of 2022 compared to $6.7 million (0.4% of net revenues) during the same period in 2021 primarily due to incremental expense from Topgolf due to the timing of the merger in 2021, in addition to twelve Topgolf venues currently under construction as well as three new owned and operated venue openings during the first half of 2022.

Other Income and Expense
Net interest expense increased $17.6 million to $63.9 million in the first half of 2022 compared to $46.3 million in the comparable period of 2021, primarily due to Topgolf contributing a full six months of interest expense in 2022 compared to four months in 2021 due to the timing of the merger, as well as additional DLF obligations related to new Topgolf venues that have opened since June 30, 2021 and higher variable rates on the Company’s term loans and asset-based credit facility. This increase was partially offset by a decrease in discount amortization expense associated with the Convertible Notes as the result of the de-recognition of the original issue discount resulting from the adoption of ASU No. 2020-06 as of January 1, 2022. See Note 6 “Financing Arrangements” in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.
In the first half of 2021, as a result of the merger with Topgolf, the Company wrote up the value of its pre-merger shares of Topgolf to their fair value and recorded a gain of $252.5 million.
Other income increased to $19.9 million in the first half of 2022 compared to $6.5 million in the comparable period of 2021 primarily due to an increase in net foreign currency gains.
Income Taxes
The Company’s provision for income taxes decreased $44.7 million to an income tax benefit of $12.8 million for the first half of 2022, compared to an income tax provision of $31.9 million in the comparable period of 2021. As a percentage of pre-tax income, the Company's effective tax rate for the first six months of 2022 decreased to (7.1)% compared to 8.1% in the comparable period of 2021. The Company's effective tax rate for the first six months of 2022 was impacted by the release of valuation allowances on certain Callaway Golf Company and Topgolf deferred tax assets. The Company's effective tax rate for the first six months of 2021 was also impacted by excluding the nontaxable book gain on the Company’s pre-merger Topgolf shares for income tax purposes. Excluding these items, the Company’s effective tax rate would have been 17.1% for the six months ended June 2022, compared to 17.9% for the same period in 2021. For further discussion see Note 11 “Income Taxes” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net Income
Net income for the first half of 2022 decreased to $192.1 million compared to $364.2 million in the comparable period of 2021. Diluted earnings per share decreased by $1.31 to $0.97 per share in the first six months of 2022 compared to $2.28 in the same period in 2021.
On a non-GAAP basis, excluding the items described in the table below, the Company's net income and diluted earnings per share for the first half of 2022 would have been $164.4 million and $0.84 per share, respectively, compared to $147.1 million and $0.92 per share, respectively, for the comparative period in 2021. Fully diluted shares in the first half of 2022 were 200.7 million shares of common stock, an increase of 41.1 million shares compared to 159.6 million shares for the comparative period in 2021. The increased share count includes the full dilution from the shares issued at the closing of the merger with Topgolf on March 8, 2021, combined with the impact of calculating the Convertible Notes under the if-converted method due to the adoption of ASU 2020-06 as of January 1, 2022. The increase in non-GAAP earnings in 2022 resulted primarily from a $26.5 million increase in operating income, which reflects incremental results from Topgolf and strong sales across all operating segments, major product categories and major geographic regions, despite increases in operating expenses to support a larger organization, significant foreign currency headwinds and increased freight expense and other inflationary pressures. In addition, other income increased $13.4 million due to increased foreign currency hedging gains. These increases were partially offset by a $22.5 million increase in interest expense resulting from deemed landlord financing interest on additional Topgolf venues combined with the impact of higher variable rates on the Company’s long-term debt and asset based-credit facility.

The table below presents a reconciliation of the Company’s results for the six months ended June 30, 2022 and 2021 to the Company's non-GAAP results reported above for the same periods (in millions, except per share information).

	Six Months Ended June 30, 2022
	GAAP	Non-Cash Amortization and Depreciation (1)	Non-Recurring Items (2)	Tax Valuation Allowance(3)	Non-GAAP
Net income (loss)	$192.1	$(10.1)	$(5.6)	$43.4	$164.4
Diluted earnings (loss) per share	$0.97	$(0.05)	$(0.03)	$0.21	$0.84
Weighted-average shares outstanding (4)	200.7	200.7	200.7	200.7	200.7

	Six Months Ended June 30, 2021
	GAAP	Non-Cash Acquisition Amortization and Depreciation (1)	Non-Cash Amortization of Discount on Convertible Notes(5)	Acquisition and Other Non-Recurring Items (6)	Tax Valuation Allowance (3)	Non-GAAP
Net income (loss)	$364.2	$(9.7)	$(3.9)	$236.9	$(6.2)	$147.1
Diluted earnings (loss) per share	$2.28	$(0.06)	$(0.02)	$1.48	$(0.04)	$0.92
Weighted-average shares outstanding	159.6	159.6	159.6	159.6	159.6	159.6

(1) Includes the amortization of intangible assets acquired in the merger with Topgolf and the acquisitions of Jack Wolfskin, TravisMathew and OGIO, as well as the depreciation and amortization of the fair value adjustments on the acquired property, plant and equipment and the leases assumed in connection with the merger with Topgolf.

(2) Includes IT integration and implementation costs at Topgolf and Callaway, legal and credit agency fees related to a postponed debt refinancing, and charges related to the suspension of operations at Jack Wolfskin Russia due to the Russia-Ukraine war.

(3) In the first quarter of 2021, the Company recognized a valuation allowance against certain deferred tax assets as the result of the merger with Topgolf. Based on the Company’s ongoing assessment of these deferred taxes, a portion of the valuation allowance was released in the six months ended June 30, 2022 and 2021.

(4) The weighted average shares outstanding for the six months ended June 30, 2022 includes the impact of calculating the Convertible Notes under the if-converted method due to the adoption of ASU 2020-06 as of January 1, 2022. For purposes of calculating diluted earnings per share, the Company’s Convertible Notes are assumed converted as of January 1, 2022, and therefore, the interest expense associated with the notes of $3.2 million was added back to net income.

(5) Represents the non-cash amortization of the discount on the Convertible Notes issued in May 2020. Starting on January 1, 2022, as a result of the adoption of ASU 2020-06, the Company derecognized the discount on its Convertible Notes, and therefore, no longer recognizes amortization expense related to this discount.

(6) Includes transaction and transition costs related to the merger with Topgolf, a gain related to the fair value step-up of the Company’s pre-acquisition investment in Topgolf, and IT implementation expenses at Jack Wolfskin and Topgolf.

Operating Segment Results for the Six Months Ended June 30, 2022 and 2021 (in millions)

	Six Months Ended June 30,		Growth		Non-GAAP Constant Currency Growth vs. 2021(1)
	2022	2021	Dollars	Percent	Percent
Net revenues:
Venues (2)	$689.9	$393.2	$296.7	75.5%	75.8%
Other business lines (2)	35.8	24.9	$10.9	43.8%	51.4%
Topgolf	725.7	418.1	$307.6	73.6%	74.4%
Golf clubs	738.2	636.3	$101.9	16.0%	20.4%
Golf balls	181.7	141.8	$39.9	28.1%	30.8%
Golf Equipment	919.9	778.1	$141.8	18.2%	22.3%
Apparel	275.3	186.7	$88.6	47.5%	54.6%
Gear, accessories, & other	235.0	182.3	$52.7	28.9%	35.2%
Active Lifestyle	510.3	369.0	$141.3	38.3%	45.0%
Total net revenues	$2,155.9	$1,565.2	$590.7	37.7%	41.6%

Segment operating income:
Topgolf	$50.7	$28.2	$22.5	79.8%
Golf Equipment	201.1	183.0	18.1	9.9%
Active Lifestyle	49.2	36.2	13.0	35.9%
Total segment operating income	301.0	247.4	53.6	21.7%
Reconciling Items(3)	(77.7)	(64.0)	(13.7)	21.4%
Total operating income	223.3	183.4	39.9	21.8%
Gain on Topgolf investment(4)	—	252.5	(252.5)	(100.0)%
Interest expense, net	(63.9)	(46.3)	(17.6)	38.0%
Other income, net	19.9	6.5	13.4	206.2%
Total income before income taxes	$179.3	$396.1	$(216.8)	(54.7)%

(1) Calculated by applying 2021 exchange rates to 2022 reported sales in regions outside the United States.
(2)As of January 1, 2022, the Company reports revenues associated with corporate advertising sponsorship contracts within the Venues service line to align with the Company’s current management reporting structure. These revenues were previously included within Other business lines. Accordingly, revenue of $4.7 million for the six months ended June 30, 2021 was reclassified from Other business lines at Topgolf to Venues in order to conform with the current year presentation.

(3) Reconciling items for the six months ended June 30, 2022 and 2021 include corporate general and administrative expenses not utilized by management in determining segment profitability, as well as non-cash amortization and depreciation expense, and acquisition and non-recurring items discussed above in the reconciliation of the Company's results to non-GAAP results.

(4) Represents the gain to step-up the Company’s former investment in Topgolf to its fair value in connection with the merger. See Note 10 “Selected Financial Data” in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.

Topgolf
During the six months ended June 30, 2022, Topgolf net revenues and operating income increased $307.6 million (or 73.6%) to $725.7 million and $22.5 million (or 79.8%) to $50.7 million, respectively, compared to the six months ended June 30, 2021. These increases primarily related to new venue openings since June 2021 as well as six months of contributions from Topgolf compared to four months during 2021 as the result of the timing of the merger, which was completed on March 8, 2021. These increases also reflect growth in the business due to increased walk-in traffic and event bookings. The increase in operating income resulted from the impact of price increases at the venues combined with operating efficiencies, which outpaced inflationary pressures in labor and other operating overhead costs.

Golf Equipment
During the six months ended June 30, 2022, Golf Equipment net revenues and operating income increased $141.8 million (or 18.2%) to $919.9 million and $18.1 million (or 9.9%) to $201.1 million, respectively, compared to the same period in 2021. These increases were primarily attributable to continued overall brand momentum and high demand for the current year Rogue line of golf clubs and Chrome Soft and Supersoft golf ball product lines, coupled with improved inventory supply at retail. These increases were partially offset by an increase in operating expenses to support the growth in the business, in addition to unfavorable changes in foreign currency rates, increased freight expense and other inflationary pressures, which more were mostly mitigated through price increases, increased sales volume and operating efficiencies.
Active Lifestyle
During the six months ended June 30, 2022, Active Lifestyle net revenues and operating income increased $141.3 million (or 38.3%) to $510.3 million, and $13.0 million (or 35.9%) to $49.2 million, respectively, compared to the same period in 2021. These increases were primarily due to an $88.6 million (or 47.5%) increase in apparel sales and a $52.7 million (or 28.9%) increase in sales of gear, accessories and other. The increase in apparel was driven by continued strong demand for TravisMathew products, the addition of the apparel business in Korea, and Jack Wolfskin due to increased sales volume and the re-opening of retail stores in Europe, which were closed for the majority of the first half of 2021 due to COVID-19 restrictions. The increase in gear, accessories and other was driven by an increase in sales of Callaway golf accessories, primarily golf bags. The increase in segment operating income reflects increases in average selling prices and sales volume, which were partially offset by the impact of inflation resulting in higher input costs and freight, as well as incremental costs associated with the addition of the new Callaway apparel business in Korea in the third quarter of 2021, and the impact of unfavorable foreign currency rates.
Financial Condition
The Company’s cash and cash equivalents decreased by $173.9 million to $178.3 million at June 30, 2022 from $352.2 million at December 31, 2021. The decrease in cash during the six months ended June 30, 2022 was primarily related to cash used for operations of $48.1 million, cash used in investing activities of $243.0 million, partially offset by cash provided by financing activities of $121.8 million. During the six months ended June 30, 2022, the Company used its cash and cash equivalents as well as cash provided by its financing activities, which was primarily related to proceeds from borrowings on its long-term debt and credit facilities, and proceeds from lease financings, to fund its operations in addition to the development of Topgolf venues and other capital expenditures of $243.0 million, repay amounts outstanding under its long-term debt facilities, pay contingent earn-out obligations, and repurchase shares of its common stock. The Company believes that its existing funds combined with cash generated from its operating activities, existing sources of and access to capital and any future financings, as necessary, are adequate to fund the Company’s future operations. For further information related to the Company’s financing arrangements, see Note 6 “Financing Arrangements” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and ‘Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q.

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business, and is also affected by the timing of new product launches. With respect to the Company’s Golf Equipment business, accounts receivable will generally be highest during the first and second quarters, primarily due to the seasonal peak in the golf season, and will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. The Company’s Active Lifestyle accounts receivable balances are generally higher during the third and fourth quarters, primarily due to the seasonal nature of the Jack Wolfskin business, whose products are significantly geared towards the fall and winter seasons. On March 8, 2021, the Company completed its merger with Topgolf, which primarily records revenue and collects payment at point-of-sale for most of its venue business. Therefore, Topgolf’s accounts receivable balance is smaller than the Company’s other business segments and primarily consists of media sponsorship receivables. As of June 30, 2022, the Company’s net accounts receivable increased to $376.0 million from $105.3 million at December 31, 2021. The increase primarily reflects the Company's seasonality relative to its Golf Equipment sales. The Company’s net accounts receivable as of June 30, 2022 increased $50.7 million compared to June 30, 2021 primarily due to an increase in net revenues of $202.1 million for the second quarter of 2022 compared to the second quarter of 2021. This increase was primarily due to the continued high demand for golf equipment combined with strong sales of apparel, gear and accessories across all brands.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company’s Golf Equipment business, the buildup of inventory generally begins during the fourth quarter and continues into the first quarter and beginning of the second quarter in order to meet increased demand during the height of golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Active Lifestyle inventory levels start to increase during the second quarter and continue to increase into the third and fourth quarters primarily due to the seasonal nature of the Company’s Jack Wolfskin business, whose products are significantly geared towards the fall and winter seasons. The Company’s inventory increased $70.5 million to $604.0 million as of June 30, 2022 compared to $533.5 million as of December 31, 2021. This increase was primarily due to increased demand for apparel and golf equipment products, as well as food and beverage inventory due to the growth in the Topgolf business. The Company’s inventory as of June 30, 2022 increased by $268.7 million compared to June 30, 2021, and was primarily due to increases in golf equipment related to additional capacity to support increased demand, the build-up of inventory to support future launches, brand expansion across the Company’s segments, and incremental inventory to support the opening of Topgolf venues, as well as the relief of supply chain constraints, which negatively impacted inventory levels throughout 2021.
Liquidity and Capital Resources
The Company’s principal sources of liquidity consist of its existing cash balances, funds expected to be generated from operations and available funds from its credit facilities. Based on the Company’s current cash balances, estimates of funds expected to be generated from operations, and the current and projected availability under current or future credit facilities, the Company believes it will be able to finance current and planned operating requirements, capital expenditures, required debt repayments and contractual obligations and commercial commitments for at least the next 12 months from the issuance date of this Form 10-Q.
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, the future economic impact from the COVID-19 pandemic, demand for the Company’s products, supply chain challenges, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2021). As of June 30, 2022, the Company had $640.3 million in cash and availability under its credit facilities, which is a decrease of $236.5 million compared to June 30, 2021. Information about the Company’s credit facilities and long-term debt is presented in Note 6 “Financing Arrangements” in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by this reference.
As of June 30, 2022, approximately 61.2% of the Company’s cash was held in regions outside of the United States. The Company continues to maintain its indefinite reinvestment assertion with respect to most jurisdictions in which it operates because of local cash requirements to operate its business. If the Company were to repatriate cash to the United States outside of settling intercompany balances, it may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against the Company’s U.S. tax liability, if any. Additionally, the Company may need to pay certain state income taxes.

Significant Cash Obligations
The table below summarizes certain significant cash obligations as of June 30, 2022 that will affect the Company’s future liquidity. The Company plans to utilize its liquidity (as described above) and its cash flows from business operations to fund its material cash requirements.

	Payments Due By Period
	Total	Remainder of 2022	2023 - 2024	2025 - 2026	Thereafter
	(in millions)
Long-term debt (1)	$1,107.6	9.6	31.8	1,019.8	46.4
Interest payments relating to long-term debt(2)	302.0	34.0	145.7	81.8	40.5
Finance leases, including imputed interest (3)	405.7	4.2	19.2	18.2	364.1
Operating leases, including imputed interest (4)	2,387.1	73.5	292.0	281.0	1,740.6
DLF obligations (5)	2,092.3	19.0	78.6	81.4	1,913.3
Minimum lease payments for leases signed but not yet commenced (6)	1,311.0	3.0	47.9	47.9	1,212.2
Capital commitments (7)	49.3	23.3	26.0	—	—
Unconditional purchase obligations (8)	95.2	37.1	48.1	8.2	1.8
Uncertain tax contingencies (9)	12.3	0.8	8.0	2.8	0.7
Total	$7,762.5	$204.5	$697.3	$1,541.1	$5,319.6
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

(6) Represents future minimum lease payments under lease agreements that have not yet commenced as of June 30, 2022 in relation to future Topgolf facilities. For further discussion, see Note 3 “Leases” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(7) Represents capital expenditure commitments under lease agreements for Topgolf venues under construction that have been signed as of June 30, 2022.
(8) Represents unconditional purchase obligations the Company made during the normal course of business including for the purchase of goods and services, production materials, endorsement agreements entered into with professional golfers and other endorsers and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. The amounts the Company may be ultimately required to pay under these agreements are subject to many variables including performance-based bonuses, the Company’s sales levels, and reductions in payment obligations if designated minimum performance criteria are not achieved. Actual amounts paid under some of these agreements may be higher or lower than the amounts included. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services during the normal course of business through purchase orders or other documentation or that are undocumented except for an invoice.

(9) Amounts represent current and non-current portions of uncertain income tax positions as recorded on the Company’s Consolidated Condensed Balance Sheets as of June 30, 2022. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 11. “Income Taxes” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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

The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three and six months ended June 30, 2022 was not material to the Company’s financial position, results of operations or cash flows.
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
Capital Expenditures
For the year ended December 31, 2022, the Company expects to invest approximately $325.0 million in total capital expenditures comprised of $75.0 million for the Callaway legacy business and $250.0 million for the Topgolf business.
Critical Accounting Estimates
For the period ended June 30, 2022, there have been no material changes to the Company’s critical accounting estimates from the information reported in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company uses derivative financial instruments to mitigate its exposure to changes in foreign currency exchange rates and interest rates. Transactions involving these financial instruments are with creditworthy banks, primarily banks that are party to the Company's credit facilities (see Note 6 “Financing Arrangements”, in the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.
Foreign Currency Fluctuations
Information about the Company's foreign currency hedging activities is set forth in Note 15 “Derivatives and Hedging,” in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at June 30, 2022 through its foreign currency forward contracts.
At June 30, 2022, the estimated maximum loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $30.4 million. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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

Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 6 “Financing Arrangements” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. The Company's long-term borrowing commitments are subject to interest rate fluctuations, which could be material to the Company's cash flows and results of operations. In order to mitigate this risk, the Company enters into interest rate hedges as part of its interest rate risk management strategy. Information about the Company’s interest rate hedges is provided in Note 15 “Derivatives and Hedging” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on the Company’s cash flows and results of operations, the Company performed a sensitivity analysis as part of its risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be immaterial over the 12-month period ending on June 30, 2022.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2022, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting. During the second quarter of 2022, the Company completed the implementation of the new enterprise resource planning (“ERP”) system at its Topgolf subsidiary. As a result of these integration activities, certain controls will be evaluated and may be revised. The Company concluded as part of its evaluation described above that the implementation of the ERP system has not materially affected its internal controls over financial reporting during the quarter ended June 30, 2022. There were no other changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In May 2022, the Company’s Board of Directors authorized a $100.0 million share repurchase program (the “2022 Repurchase Program”) under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and repurchase opportunities. The Company will assess market conditions, buying opportunities and other factors from time to time and will make strategic repurchases as appropriate. The repurchases will be made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors, and the repurchases will be made consistent with the terms of the Company's credit facilities, which define the amount of stock that can be repurchased. The repurchase program does not require the Company to acquire a specific number of shares and it will remain in effect until completed or until terminated by the Board of Directors. As of June 30, 2022, no repurchases have been made under the 2022 Repurchase Program.
The following table summarizes the purchases by the Company during the second quarter of 2022. These repurchases represent the number of shares the Company withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended June 30, 2022
	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
April 1, 2022 - April 30, 2022	10,146	$23.11	—	$—
May 1, 2022 - May 31, 2022	—	—	—	100,000,000
June 1, 2022 - June 30, 2022	567	21.38	—	100,000,000
Total	10,713	$23.02	—	$100,000,000

(1) Total number of shares repurchased represent shares that the Company withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee equity based incentive awards.

During the second quarter of 2022, the Company repurchased approximately 10,713 shares of its common stock at an average cost per share of $23.02, for a total cost of $0.2 million, which includes costs related to shares withheld to satisfy payroll tax withholding obligations as described above.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None

Item 5.    Other Information
None.

Item 6.    Exhibits

3.1
Second Restated Certificate of Incorporation of Callaway Golf Company, incorporated herein by this reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the Commission on May 20, 2021 (file no. 1-10962).

3.2
Seventh Amended and Restated Bylaws of Callaway Golf Company, incorporated herein by this reference to Exhibit 3.4 to the Company's Current Report on Form 8-K, as filed with the Commission on May 15, 2020 (file no. 1-10962).

10.1
Callaway Golf Company 2022 Incentive Plan, incorporated herein by this reference to Appendix B to the Company’s definitive proxy statement, as filed with the Commission on April 8, 2022 (file no. 1-10962).

10.2
Form of Performance Unit Grant Agreement under the Callaway Golf Company 2022 Incentive Plan, incorporated herein by this reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8, as filed with the Commission on May 25, 2022 (file no. 1-10962).

10.3
Form of Restricted Stock Unit Grant Agreement under the Callaway Golf Company 2022 Incentive Plan, incorporated herein by this reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8, as filed with the Commission on May 25, 2022 (file no. 1-10962).

10.4	Officer Employment Agreement, effective as of March 8, 2022, by and between Callaway Golf Company and Rebecca Fine. †

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Brian P. Lynch pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Oliver G. Brewer III and Brian P. Lynch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.1	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.2	XBRL Taxonomy Extension Schema Document †

101.3	XBRL Taxonomy Extension Calculation Linkbase Document †

101.4	XBRL Taxonomy Extension Definition Linkbase Document †

101.5	XBRL Taxonomy Extension Label Linkbase Document †

101.6	XBRL Taxonomy Extension Presentation Linkbase Document †

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) †

(†) Included with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALLAWAY GOLF COMPANY

By:	/s/ Jennifer Thomas
Jennifer Thomas
Senior Vice President and Chief Accounting Officer
Date: August 4, 2022