Form 10-Q
period 2022-09-30
Topgolf Callaway Brands Corp.
filed 2022-11-04
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period                      to
Commission file number 001-10962

Topgolf Callaway Brands Corp.
(Exact name of registrant as specified in its charter)

Delaware	95-3797580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2180 Rutherford Road, Carlsbad, CA 92008
(760) 931-1771
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.01 par value per share	MODG	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2022, the number of shares outstanding of the Registrant’s common stock was 184,847,749.

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
Company Trademarks: The following marks and phrases, among others, are trademarks of the Company: Alpha Convoy, Apex, Apex DCB, Apex TCB, Apex Tour, Apex UW, APW, Arm Lock, Backstryke, Batwing Technology, Big Bertha, Big Bertha B21, Big Bertha REVA, Big T, Bird of Prey, Black Series, Bounty Hunter, C Grind, Callaway, Callaway Capital, Callaway Golf, Callaway Media Productions, Callaway Super Hybrid, Callaway X, Capital, Chev, Chev 18, Chevron Device, Chrome Soft, Chrome Soft X, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, Dawn Patrol, Demonstrably Superior And Pleasingly Different, DSPD, Divine, Double Wide, Eagle, Engage, Epic, Epic Flash, Epic Max, Epic Max LS, Epic Speed, ERC, ERC Soft, Everyone’s Game, Exo, Cage, Fast Tech Mantle, Flash Face Technology, Flash Face SS21, FT Optiforce, FT Performance, FT Tour, Fusion, Fusion Zero, GBB, GBB Epic, Gems, Golf Fusion, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Grom, Groove- In- Groove Technology, Heavenwood, Hersatility, Hex Aerodynamics, Hex Chrome, HX, Hyper Dry, Hyper-Lite, Hyper Speed Face, I.D. Ball, Jack Wolfskin, Jailbird, Jailbreak, Jailbreak AI Speed Frame, Jailbreak AI Velocity Blades, JAWS MD5, Jaws Raw, Jewel Jam, Kings of Distance, Legacy, Life On Tour, Longer From Everywhere, Lowrider, Luxe, Mack Daddy, Magna, Majestic, MarXman, Mavrik, MD3 Milled, MD4 Tactical, MD5, MD 5 Jaws, Metal-X, Microhinge Face Insert, Microhinge Star, Mission:Ambition, Nanuk, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Works, Offset Groove in Groove, Ogio, OGIO AERO, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO ME, OGIO RENEGADE, OGIO SAVAGE, OGIO SHADOW, OGIO XIX, Opti Flex, Opti Grip, Opti Shield, OptiFit, Opti Vent, ORG 7, ORG 14, ORG 15, Paw Print, PRESTIGE 7, ProType, ⋅R, Rainspann, Red Ball, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shankstar, Shredder, Silencer, SLED, Slice Stopper, SoftFast, Solaire, Speed Cartridge, Speed Regime, Speed Step, Steelhead XR, Steelhead, Strata, Stroke Lab, Stronomic, Sub Zero, Superfast, Superhot, Supersoft, SureOut, Swing Suite, Tee Time Adventures, TM, Tank, Tank Cruiser, Tech Series, Teron, Texapore, TMCA, Toe Up, TopChallenge, TopChip, TopContender, TopDrive, TopGolf, TopGolf Crush, Topgolf Entertainment Group, TopGolf Media, Topgolf Shield Logo, TopLife, TopPressure, TopScore, TopScramble, TopShot, TopTracer, TopTracer Range, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, TravisMathew TM logo, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Uptown, Versa, VFT, W Grind, Warbird, Weather Series, Wedgeducation, WGT, White Hot, White Hot OG, White Hot Tour, White Ice, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, XACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series, X Tech, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball.

TOPGOLF CALLAWAY BRANDS CORP.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$200.3	$352.2
Restricted cash	0.5	1.2
Accounts receivable, less allowances of $10.0 million and $6.2 million, respectively	275.0	105.3
Inventories	722.3	533.5
Prepaid expenses	47.4	54.2
Other current assets	115.3	119.3
Total current assets	1,360.8	1,165.7
Property, plant and equipment, net	1,676.5	1,451.4
Operating lease right-of-use assets, net	1,411.5	1,384.5
Intangible assets, net	1,486.7	1,528.6
Goodwill	1,981.4	1,960.1
Other assets	304.8	257.5
Total assets	$8,221.7	$7,747.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$526.0	$491.2
Accrued employee compensation and benefits	129.9	128.9
Asset-based credit facilities	99.6	9.1
Operating lease liabilities, short-term	72.7	72.3
Construction advances	71.1	22.9
Deferred revenue	94.4	93.9
Other current liabilities	45.3	47.7
Total current liabilities	1,039.0	866.0
Long-term liabilities:
Long-term debt, net	1,065.9	1,025.3
Operating lease liabilities, long-term	1,428.9	1,385.4
Deemed landlord financing obligations, long-term	577.0	460.6
Deferred taxes, net	107.0	163.6
Other long-term liabilities	197.4	164.0
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3.0 million shares authorized, none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 360.0 million shares authorized, and 186.2 million shares issued at September 30, 2022 and December 31, 2021	1.9	1.9
Additional paid-in capital	3,004.2	3,051.6
Retained earnings	925.2	682.2
Accumulated other comprehensive loss	(92.6)	(27.3)
Less: Common stock held in treasury, at cost, 1.3 million shares and 1.0 million shares at September 30, 2022 and December 31, 2021, respectively	(32.2)	(25.5)
Total shareholders’ equity	3,806.5	3,682.9
Total liabilities and shareholders’ equity	$8,221.7	$7,747.8

The accompanying notes are an integral part of these financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues:
Products	$579.3	$527.1	$2,018.2	$1,678.4
Services	409.2	329.4	1,126.2	743.3
Total net revenues	988.5	856.5	3,144.4	2,421.7
Costs and expenses:
Cost of products	330.7	288.4	1,142.5	914.0
Cost of services, excluding depreciation and amortization	48.2	40.0	136.3	93.8
Other venue expense	287.6	215.9	780.2	483.6
Selling, general and administrative expense	224.7	217.7	720.4	612.7
Research and development expense	19.2	15.8	55.4	48.8
Venue pre-opening costs	9.9	2.7	18.1	9.4
Total costs and expenses	920.3	780.5	2,852.9	2,162.3
Income from operations	68.2	76.0	291.5	259.4
Interest expense, net	(36.4)	(28.7)	(100.3)	(75.1)
Gain on Topgolf investment	—	—	—	252.5
Other income, net	7.0	2.9	26.9	9.5
Income before income taxes	38.8	50.2	218.1	446.3
Income tax provision (benefit)	0.3	66.2	(12.5)	98.1
Net income (loss)	$38.5	$(16.0)	$230.6	$348.2

Earnings (loss) per common share:
Basic	$0.21	($0.09)	$1.25	$2.13
Diluted	$0.20	($0.09)	$1.17	$2.03

Weighted-average common shares outstanding:
Basic	184.8	186.0	184.9	163.1
Diluted	201.8	186.0	201.0	171.2

The accompanying notes are an integral part of these financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$38.5	$(16.0)	$230.6	$348.2
Other comprehensive income (loss):
Change in derivative instruments	4.4	0.5	17.4	7.2
Foreign currency translation adjustments	(38.0)	(12.9)	(84.6)	(23.2)
Comprehensive income (loss), before income tax on other comprehensive income items	4.9	(28.4)	163.4	332.2
Income tax (benefit) provision on derivative instruments	(1.0)	1.3	(1.9)	2.9
Comprehensive income (loss)	$5.9	$(29.7)	$165.3	$329.3

The accompanying notes are an integral part of these financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$230.6	$348.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139.8	107.9
Lease amortization expense	67.6	46.0
Amortization of debt discount and issuance costs	7.4	14.3
Deferred taxes, net	(12.5)	87.0
Share-based compensation	37.4	27.1
Gain on Topgolf investment	—	(252.5)
Acquisition costs	—	(16.2)
Other	11.2	(2.5)
Change in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(193.9)	(111.0)
Inventories	(235.9)	(27.3)
Leasing receivables	(14.8)	(16.4)
Other assets	12.3	(57.9)
Accounts payable and accrued expenses	69.2	71.2
Deferred revenue	0.4	19.0
Accrued employee compensation and benefits	4.2	46.9
Payments on operating leases	(65.5)	(37.7)
Income taxes receivable/payable, net	(24.9)	2.7
Other liabilities	2.0	(2.0)
Net cash provided by operating activities	34.6	246.8
Cash flows from investing activities:
Capital expenditures	(353.4)	(198.9)
Cash acquired in merger	—	171.3
Acquisition of intangible assets	(0.6)	—
Proceeds from sale of investment in golf-related ventures	0.4	18.6
Net cash used in investing activities	(353.6)	(9.0)
Cash flows from financing activities:
Repayments of long-term debt	(87.0)	(160.9)
Proceeds from borrowings on long-term debt	60.0	20.0
Proceeds from asset-based credit facilities, net	100.0	8.0
Debt issuance cost	—	(5.4)
Payment on contingent earn-out obligation	(5.6)	(3.6)
Repayments of financing leases	(0.3)	(0.5)
Proceeds from lease financing	133.1	49.5
Exercise of stock options	0.6	19.5
Acquisition of treasury stock	(35.5)	(12.9)
Net cash provided by (used in) financing activities	165.3	(86.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.6	(3.7)
Net (decrease) increase in cash, cash equivalents and restricted cash	(153.1)	147.8
Cash, cash equivalents and restricted cash at beginning of period	357.7	366.1
Cash, cash equivalents and restricted cash at end of period	204.6	513.9
Less: restricted cash (1)	(4.3)	(5.7)
Cash and cash equivalents at end of period	$200.3	$508.2
Supplemental disclosures:
Cash paid for income taxes, net	$21.9	$8.0
Cash paid for interest and fees	$86.0	$68.1
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$28.0	$18.3
Accrued capital expenditures	$47.2	$36.8
Financed additions of capital expenditures	$85.0	$53.9
Issuance of common stock related to convertible notes	$0.5	$—
Issuance of common stock in Topgolf merger	$—	$2,650.2
(1) Includes $0.5 million and $1.8 million of short-term restricted cash and $3.8 million and $3.9 million of long-term restricted cash included in other assets for the periods ended September 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of these financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	186.2	$1.9	$3,051.6	$682.2	$(27.3)	(1.0)	$(25.5)	$3,682.9
Cumulative Impact of Accounting Standards Update 2020-06 adoption	—	—	(57.1)	12.4	—	—	—	(44.7)
Acquisition of treasury stock	—	—	—	—	—	(1.5)	(34.2)	(34.2)
Compensatory awards released from restriction	—	—	(24.0)	—	—	1.0	24.0	—
Share-based compensation	—	—	13.8	—	—	—	—	13.8
Equity adjustment from foreign currency translation	—	—	—	—	(13.4)	—	—	(13.4)
Change in fair value of derivative instruments, net of tax	—	—	—	—	9.4	—	—	9.4
Net income	—	—	—	86.7	—	—	—	86.7
Balance at March 31, 2022	186.2	$1.9	$2,984.3	$781.3	$(31.3)	(1.5)	$(35.7)	$3,700.5
Acquisition of treasury stock	—	—	0.2	—	—	—	(0.5)	(0.3)
Exercise of stock options	—	—	(0.2)	—	—	—	0.3	0.1
Compensatory awards released from restriction	—	—	(1.8)	—	—	0.1	1.8	—
Share-based compensation	—	—	13.2	—	—	—	—	13.2
Equity adjustment from foreign currency translation	—	—	—	—	(33.2)	—	—	(33.2)
Change in fair value of derivative instruments, net of tax	—	—	—	—	4.5	—	—	4.5
Net income	—	—	—	105.4	—	—	—	105.4
Balance at June 30, 2022	186.2	$1.9	$2,995.7	$886.7	$(60.0)	(1.4)	$(34.1)	$3,790.2
Acquisition of treasury stock	—	—	—	—	—	—	(1.0)	(1.0)
Exercise of stock options	—	—	(0.3)	—	—	—	0.8	0.5
Compensatory awards released from restriction	—	—	(2.2)	—	—	0.1	2.2	—
Share-based compensation	—	—	10.4	—	—	—	—	10.4
Equity adjustment from foreign currency translation	—	—	—	—	(38.0)	—	—	(38.0)
Change in fair value of derivative instruments, net of tax	—	—	—	—	5.4	—	—	5.4
Issuance of common stock related to convertible notes	—	—	0.5	—	—	—	—	0.5
Capped call transaction related to convertible note conversion	—	—	0.1	—	—	—	(0.1)	—
Net income	—	—	—	38.5	—	—	—	38.5
Balance, September 30, 2022	186.2	$1.9	$3,004.2	$925.2	$(92.6)	(1.3)	$(32.2)	$3,806.5

The accompanying notes are an integral part of these financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	95.6	$1.0	$346.9	$360.2	$(6.5)	(1.4)	$(25.9)	$675.7
Common stock issued in Topgolf merger	89.8	0.9	2,649.3	—	—	—	—	2,650.2
Fair value of replacement awards converted in Topgolf merger (Note 5)	—	—	33.1	—	—	—	—	33.1
Common stock issued for replacement restricted stock awards	0.2	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(0.4)	(12.5)	(12.5)
Exercise of stock options	—	—	(0.5)	—	—	—	0.7	0.2
Compensatory awards released from restriction	—	—	(16.5)	—	—	0.9	16.5	—
Share-based compensation	—	—	4.6	—	—	—	—	4.6
Equity adjustment from foreign currency translation	—	—	—	—	(16.3)	—	—	(16.3)
Change in fair value of derivative instruments, net of tax	—	—	—	—	5.3	—	—	5.3
Net income	—	—	—	272.5	—	—	—	272.5
Balance at March 31, 2021	185.6	1.9	3,016.9	632.7	(17.5)	(0.9)	(21.2)	3,612.8
Acquisition of treasury stock	—	—	0.3	—	—	—	(0.3)	—
Exercise of stock options	0.3	—	(1.4)	—	—	0.8	19.6	18.2
Compensatory awards released from restriction	—	—	(1.8)	—	—	0.1	1.8	—
Share-based compensation	—	—	11.0	—	—	—	—	11.0
Equity adjustment from foreign currency translation	—	—	—	—	6.0	—	—	6.0
Change in fair value of derivative instruments, net of tax	—	—	—	—	(0.2)	—	—	(0.2)
Net income	—	—	—	91.7	—	—	—	91.7
Balance at June 30, 2021	185.9	$1.9	$3,025.0	$724.4	$(11.7)	—	$(0.1)	$3,739.5
Acquisition of treasury stock	—	—	0.1	—	—	—	(0.5)	(0.4)
Exercise of stock options	0.1	—	1.0	—	—	—	0.1	1.1
Share-based compensation	—	—	11.5	—	—	—	—	11.5
Equity adjustment from foreign currency translation	—	—	—	—	(12.9)	—	—	(12.9)
Change in fair value of derivative instruments, net of tax	—	—	—	—	(0.8)	—	—	(0.8)
Net loss	—	—	—	(16.0)	—	—	—	(16.0)
Balance at September 30, 2021	186.0	$1.9	$3,037.6	$708.4	$(25.4)	—	$(0.5)	$3,722.0

The accompanying notes are an integral part of these financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. The Company and Basis of Presentation
The Company
Topgolf Callaway Brands Corp. (formerly Callaway Golf Company), a Delaware corporation, together with its wholly-owned subsidiaries (collectively, the “Company” or “Topgolf Callaway Brands”), is a modern golf and active lifestyle leader that provides world-class golf entertainment experiences, designs and manufactures premium golf equipment, and sells golf and active lifestyle apparel and other accessories through its family of brand names which include Topgolf, Callaway Golf, Odyssey, OGIO, TravisMathew and Jack Wolfskin.
On September 6, 2022, the Company changed its corporate name from Callaway Golf Company to Topgolf Callaway Brands Corp. and on September 7, 2022, changed its New York Stock Exchange ticker symbol from “ELY” to “MODG.” The changes to the corporate name and ticker symbol did not have any impact on the Company’s legal entity structure or financial statements.
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
The Company’s Topgolf subsidiary previously operated on a 52- or 53-week retail calendar year, which ended on the Sunday closest to December 31. As of April 4, 2022 and going forward, Topgolf began operating on a fiscal year calendar, which will end on December 31. Topgolf financial information included in the Company’s consolidated condensed financial statements for the three and nine months ended September 30, 2022 is for the period beginning July 1, 2022 and ending September 30, 2022, and the period beginning January 3, 2022 and ending September 30, 2022, respectively. Topgolf financial information included in the Company’s consolidated condensed financial statements for the three and nine months ended September 30, 2021 is for the period beginning July 5, 2021 and ending October 3, 2021, and the period beginning March 8, 2021 (the date on which the Company completed its merger with Topgolf) and ending October 3, 2021, respectively.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical information and various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include, among other things, determining the nature and timing of the satisfaction of performance obligations as it relates to revenue recognition, the valuation of share-based awards, the recoverability of long-lived assets, the assessment of intangible assets and goodwill for impairment, the determination of the incremental borrowing rate for operating and financing leases, provisions for warranty and expected credit losses, inventory obsolescence, sales returns, future price concessions, tax contingencies and valuation allowances, the estimated useful lives of property, plant and equipment, and acquired intangible assets. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or new information as it becomes available.
Adoption of New Accounting Standards
In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). This ASU simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument is accounted for as a single liability measured at its amortized cost. These changes reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. Also, this ASU requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, and may be adopted through either a fully retrospective or modified retrospective method of transition only at the beginning of an entity’s fiscal year. The Company has Convertible Senior Notes (the “Convertible Notes”) with a cash conversion feature that was recognized in equity at the time of issuance (see Note 6) and has adopted this standard as of January 1, 2022 under the modified retrospective method of transition. As such, prior period amounts have not been retrospectively adjusted. Adoption of the standard resulted in a reduction in additional paid-in capital of $57.1 million, an increase to long-term debt, net of $57.9 million, a decrease in the deferred taxes, net of $13.2 million and an increase in retained earnings of $12.4 million. Additionally, in periods when net income is reported, the Company will use the if-converted method for calculating diluted earnings per common share. Under the if-converted method, the 14.7 million common shares underlying the Convertible Notes are assumed to have been outstanding as of the beginning of the current reporting period and any interest expense related to the Convertible Notes for the period is excluded from the calculation of diluted earnings per common share, resulting in an increase to net income. As a result, during the three and nine months ended September 30, 2022, after-tax interest expense in the amount of $1.6 million and $4.8 million, respectively, was excluded from net income in the calculation of earnings per common share—diluted (see Note 7). Prior to the adoption of ASU 2020-06, the Company used the treasury stock method to compute dilutive shares of common stock related to the Convertible Notes for periods when the Company reported net income. The treasury stock method assumes that proceeds received upon exercises are used to purchase common shares at the average market price during the period. Additionally, under the treasury stock method, interest expense related to the Convertible Notes for the period was included in net income for the calculation of earnings per common share—diluted.

Recently Issued Accounting Standards
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 clarifies the guidance in Topic 820 when measuring the fair value of an equity security that is subject to a contractual sale restriction, and also introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact that this ASU will have on its consolidated financial statements and related disclosures.
Note 3. Leases
Sales-Type Leases
The Company enters into non-cancellable license agreements that provide software and hardware to driving ranges, hospitality venues, and entertainment venues. These license agreements are classified as sales-type leases.
Leasing revenue from sales-type leases is included in services revenues within the consolidated condensed statements of operations, and consists of the selling price and interest income as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales-type lease selling price(1)	$6.1	$7.5	$24.6	$21.1
Cost of underlying assets	(3.2)	(3.0)	(11.9)	(8.6)
Operating profit	$2.9	$4.5	$12.7	$12.5

Interest income	$1.1	$1.4	$2.9	$3.0

Leasing revenue attributable to sales-type leases	$7.2	$8.9	$27.5	$24.1

(1) Selling price is equal to the present value of lease payments over the non-cancellable term of the licensing agreement.
Leasing receivables related to the Company’s net investment in sales-type leases are as follows (in millions):

		September 30, 2022	December 31, 2021
	Balance Sheet Location
Leasing receivables, net—short-term	Other current assets	$14.9	$12.8
Leasing receivables, net—long-term	Other assets	49.7	44.1
Total Leasing receivables		$64.6	$56.9
Operating and Finance Leases
As a lessee, the Company leases office space, manufacturing plants, warehouses, distribution centers, Company-operated Topgolf venues, vehicles and equipment, as well as retail and/or outlet locations.
Supplemental balance sheet information related to leases is as follows (in millions):

	Balance Sheet Location	September 30, 2022	December 31, 2021
Operating Leases
Right-of-use (“ROU”) assets, net	Operating lease ROU assets, net	$1,411.5	$1,384.5
Lease liabilities, short-term	Operating lease liabilities, short-term	$72.7	$72.3
Lease liabilities, long-term	Operating lease liabilities, long-term	$1,428.9	$1,385.4

Finance Leases
ROU assets, net	Other assets	$166.1	$129.5
Lease liabilities, short-term	Accounts payable and accrued expenses	$1.7	$1.8
Lease liabilities, long-term	Other long-term liabilities	$174.0	$132.5

The components of lease expense are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$42.3	$41.6	$128.1	$103.0
Financing lease costs:
Amortization of right-of-use assets	1.0	0.8	4.6	2.0
Interest on lease liabilities	2.3	0.2	6.5	0.2
Total financing lease costs	3.3	1.0	11.1	2.2
Variable lease costs	2.3	1.3	7.1	3.9
Total lease costs	$47.9	$43.9	$146.3	$109.1
Other information related to leases was as follows (in millions):

	Nine Months Ended September 30,
Supplemental Cash Flows Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$119.8	$95.8
Operating cash flows from finance leases	$5.4	$0.4
Financing cash flows from finance leases	$0.3	$0.5

Lease liabilities arising from new ROU assets:
Operating leases	$37.2	$87.5
Finance leases	$40.7	$11.0

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (years):
Operating leases	16.8	14.1
Finance leases	35.3	36.2

Weighted average discount rate:
Operating leases	5.5%	5.3%
Finance leases	5.5%	5.3%
Future minimum lease obligations as of September 30, 2022 were as follows (in millions):

	Operating Leases	Finance Leases
Remainder of 2022	$37.2	$2.2
2023	148.3	10.1
2024	147.7	10.1
2025	144.4	9.8
2026	141.7	9.8
Thereafter	1,821.8	404.8
Total future lease payments	2,441.1	446.8
Less: imputed interest	939.5	271.1
Total	$1,501.6	$175.7

Financing Obligations (Deemed Landlord Financing Obligations)
As of September 30, 2022, the Company had 34 Deemed Landlord Financing (“DLF”) obligations that did not meet the sale-leaseback criteria upon the completion of construction in accordance with Accounting Standard Codification (“ASC”) Topic 842, “Leases.” Assets the Company is deemed the accounting owner of under these DLF obligations consist primarily of land properties and buildings. While Topgolf typically seeks to finance construction of its venues through third-party developers or real estate financing partners, in certain instances, the Company may fund a portion of certain of the assets associated with the DLF obligations. As of September 30, 2022 and December 31, 2021, the total net book value of assets associated with these DLF obligations, including assets that were not financed through third-party developers or real estate financing partners under a DLF arrangement, was $679.5 million and $620.3 million, respectively. Land properties and the net book value of the buildings and equipment under these DLF obligations are included in property, plant and equipment on the Company’s consolidated condensed balance sheets. Buildings capitalized in conjunction with these DLF obligations are depreciated, less their residual value, over the shorter period of 40 years or the lease term.
Supplemental balance sheet information related to DLF obligations is as follows (in millions):

		September 30,	December 31,
	Balance Sheet Location	2022	2021
DLF obligations, short-term	Accounts payable and accrued expenses	$1.0	$0.9
DLF obligations, long-term	Deemed landlord financing obligations, long-term	$577.0	$460.6
The components of DLF obligation expenses are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of DLF obligations	$3.7	$1.8	$10.1	$3.5
Interest on DLF obligations	11.7	6.5	32.5	13.7
Total DLF contract expenses	$15.4	$8.3	$42.6	$17.2
Other information related to DLF leases was as follows (in millions):

	Nine Months Ended September 30,
Supplemental Cash Flows Information (in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from DLF obligations	$29.3	$—
Financing cash flows from DLF obligations	$—	$14.0

Lease liabilities arising from new ROU assets:
Operating DLF obligations	$113.2	$133.2

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (years)	38.7	39.0
Weighted average discount rate	8.8%	9.2%

Future minimum financing obligations related to DLF obligations as of September 30, 2022 were as follows (in millions):

Remainder of 2022	$10.9
2023	45.2
2024	48.1
2025	48.4
2026	49.3
Thereafter	2,347.5
Total future lease payments	2,549.4
Less: imputed interest	1,971.4
Total	$578.0
Leases Under Construction
The Company’s minimum capital commitment for leases under construction, net of amounts reimbursed by third-party real estate financing partners, was approximately $54.3 million as of September 30, 2022. As the Company is actively involved in the construction of these properties, the Company recorded $176.5 million in construction costs within property, plant and equipment as of September 30, 2022. Additionally, as of September 30, 2022, the Company recorded $71.1 million in construction advances from the landlords in connection with these properties. The Company will determine the lease classification for properties currently under construction at the end of the construction period. The initial base term upon the commencement of these leases is generally 20 years. In addition, as of September 30, 2022, the Company had $966.8 million of future lease obligations related to 10 venues subject to non-cancellable leases that have been signed but have not yet commenced.
Note 4. Revenue Recognition
The Company primarily recognizes revenue from the sale of its products and the operation of its venues. Revenue from product sales includes golf clubs, golf balls, lifestyle and outdoor apparel, gear and accessories, and golf apparel and accessories. The Company sells its products to customers, which include on- and off-course golf shops and national retail stores, as well as to consumers through its e-commerce business and at its apparel retail and venue locations. The Company’s product revenue also includes royalty income from third parties from the licensing of certain soft goods products. Revenue from services primarily includes venue sales of food and beverage, fees charged for gameplay, the sale of game credits to guests, franchise fees, the sale of gift cards, sponsorship contracts, leasing revenue and non-refundable deposits received for venue reservations at Topgolf. In addition, the Company recognizes service revenue through its online multiplayer World Golf Tour (“WGT”) digital golf game.
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

The following tables present the Company’s revenue disaggregated by major product and service category and operating and reportable segment (in millions):

	Operating and Reportable Segments
	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	Topgolf(1)	Golf Equipment	Active Lifestyle	Total	Topgolf(1)	Golf Equipment	Active Lifestyle	Total
Venues	$399.5	$—	$—	$399.5	$317.6	$—	$—	$317.6
Other business lines	14.3	—	—	14.3	16.2	—	—	16.2
Golf club	—	221.4	—	221.4	—	229.3	—	229.3
Golf ball	—	75.3	—	75.3	—	60.3	—	60.3
Apparel	—	—	181.4	181.4	—	—	150.2	150.2
Gear, accessories & other	—	—	96.6	96.6	—	—	82.9	82.9
	$413.8	$296.7	$278.0	$988.5	$333.8	$289.6	$233.1	$856.5

(1) As of January 1, 2022, in order to align with the Company’s current management reporting structure, the Company began reporting revenues associated with corporate advertising sponsorship contracts in the venues business line within the Topgolf operating segment. These revenues were previously included in other business lines. In order to conform to the current year presentation, revenue associated with corporate advertising sponsorship contracts of $4.0 million for the three months ended September 30, 2021 was reclassified from other business lines to venues for comparative purposes.

	Operating and Reportable Segments
	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Topgolf(1)	Golf Equipment	Active Lifestyle	Total	Topgolf(1)	Golf Equipment	Active Lifestyle	Total
Venues	$1,089.4	$—	$—	$1,089.4	$710.8	$—	$—	$710.8
Other business lines	50.1	—	—	50.1	41.0	—	—	41.0
Golf club	—	959.6	—	959.6	—	865.7	—	865.7
Golf ball	—	257.0	—	257.0	—	202.1	—	202.1
Apparel	—	—	456.7	456.7	—	—	336.9	336.9
Gear, accessories & other	—	—	331.6	331.6	—	—	265.2	265.2
	$1,139.5	$1,216.6	$788.3	$3,144.4	$751.8	$1,067.8	$602.1	$2,421.7

(1) As of January 1, 2022, in order to align with the Company’s current management reporting structure, the Company began reporting revenues associated with corporate advertising sponsorship contracts in the venues business line within the Topgolf operating segment. These revenues were previously included in other business lines. In order to conform to the current year presentation, revenue associated with corporate advertising sponsorship contracts of $8.7 million recognized from the merger date through September 30, 2021 was reclassified from other business lines to venues for comparative purposes.

Product Sales
The Company recognizes revenue from the sale of its products when it satisfies the terms of a performance obligation from a customer, and transfers control of the products ordered to the customer. Control transfers when products are shipped, and in certain cases, when products are received by customers. In addition, the Company recognizes revenue at the point of sale on transactions with consumers at its retail locations. Sales taxes, value added taxes and other taxes that are collected in connection with revenue transactions are withheld and remitted to the respective tax authorities. These taxes are therefore excluded from revenue. The Company elected to account for shipping and handling as activities to fulfill the promise to transfer the good. Therefore, shipping and handling fees that are billed to customers are recognized in revenue and the associated shipping and handling costs are recognized in cost of goods sold as soon as control of the goods transfers to the customer.
Venue product sales at the Company’s Topgolf operating segment include the sale of golf clubs, golf balls, apparel, gear and accessories. During the three and nine months ended September 30, 2022, product sales totaled $4.5 million and $13.3 million, respectively. During the three and nine months ended September 30, 2021 product sales totaled $4.4 million and $8.6 million respectively.

The Company sells its Golf Equipment products and Active Lifestyle products in the United States and internationally, with its principal international regions being Europe and Asia. Golf Equipment product sales are generally higher than Active Lifestyle sales in most regions other than in Europe, which has a higher concentration of Active Lifestyle sales due to the Jack Wolfskin business. Revenue from venues is higher in the United States due to Topgolf having significantly more domestic venues than international venues. Revenue related to other business lines at Topgolf is predominantly in the United States and regions within Europe.
The following table summarizes revenue by geographical regions in which the Company operates (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue by Major Geographic Region(1):
United States	$684.8	$552.9	$2,194.7	$1,583.9
Europe	141.9	157.2	417.7	386.5
Asia	138.7	125.2	432.6	364.5
Rest of world	23.1	21.2	99.4	86.8
	$988.5	$856.5	$3,144.4	$2,421.7

(1) As of January 1, 2022, the Company modified the composition of its regions and combined Japan, Korea, China, South-East Asia and India into a single Asia region. These regions, except for Japan, were previously reported within rest of world. As a result of this change, net revenues by region for the period presented in the prior year were recast to conform to the current year presentation.

Royalty Income
Royalty income is recognized in net revenues as underlying product sales occur, subject to certain minimum royalties, in accordance with the related licensing agreements. Royalty income is included in the Company’s Topgolf and Active Lifestyle operating segments and is primarily related to leasing agreements for Toptracer installations and licensing agreements, respectively. The following table summarizes royalty income by operating segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Royalty Income:
Topgolf	$9.0	$9.7	$33.2	$25.9
Active Lifestyle	6.2	7.3	20.2	24.2
Total	$15.2	$17.0	$53.4	$50.1
Deferred Revenue
The Company’s deferred revenue balance includes short-term and long-term deferred revenue which consists primarily of revenue from the sale of gift cards, event deposits, loyalty points, memberships and prepaid sponsorships at Topgolf, virtual currency and game credits related to the WGT digital golf game, as well as upfront territory fees and upfront franchise fees received from international franchise partners.
Revenue from gift cards is deferred and recognized when the cards are redeemed, which generally occurs within a twelve month period from the date of purchase. Revenue from the event deposits, loyalty points, memberships, prepaid sponsorships, game credits, and virtual currency related to the WGT digital golf game are recognized when redeemed or once the event or sponsorship occurs, over the estimated life of a customer’s membership, or based on historical currency or credit usage trends, as applicable, which generally occur within a one to thirty-six month period from the date of purchase. Revenue related to territory and franchise fees for each arrangement are allocated to each individual venue and recognized up to a 40-year term, including renewal options, per the respective franchise agreement.

The following table provides a reconciliation of activity related to the Company’s short-term deferred revenue balance for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning Balance	$91.8	$83.6	$93.9	$2.5
Deferral of revenue	167.9	108.2	438.4	292.5
Revenue recognized	(160.1)	(108.2)	(427.9)	(209.1)
Breakage	(4.7)	(0.1)	(13.4)	(2.5)
Foreign currency translation and other	(0.5)	0.9	3.4	1.0
Ending Balance	$94.4	$84.4	$94.4	$84.4
As of September 30, 2022 and December 31, 2021, the Company’s long-term deferred revenue balance was $3.0 million and $3.4 million, respectively.
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
The Company also offers short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product’s life cycle, which varies from two to three years, and price concessions or price reductions are generally offered at the end of the product’s life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to revenues using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates, and adjusts the rate as necessary in order to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate related to the short-term sales program incentives during the three or nine months ended September 30, 2022. Historically, the Company’s actual amount of variable consideration related to these sales programs has not been materially different from its estimates.

The following table provides a reconciliation of the activity related to the Company’s short-term sales program incentives for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning Balance	$35.2	$25.8	$23.3	$26.2
Additions	6.1	7.8	33.6	26.7
Credits issued	(6.6)	(6.4)	(19.8)	(24.7)
Foreign currency translation and other	(1.3)	(0.3)	(3.7)	(1.3)
Ending Balance	$33.4	$26.9	$33.4	$26.9
The Company records an estimate for anticipated returns as a reduction of product revenues and cost of products, and accounts receivable, in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also offers certain customers sales programs that allow for specific returns. The Company records a sales return liability as an offset to accounts receivable for anticipated returns related to these sales programs at the time of sale based on the terms of the sales program. The Company’s provision for the sales return liability fluctuates with the seasonality of the business, while actual sales returns are generally more heavily weighted toward the second half of the year as golf season comes to an end. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates. The cost recovery of inventory associated with the sales return liability is accounted for in other current assets on the Company’s consolidated condensed balance sheet. As of September 30, 2022 and December 31, 2021, the Company’s balance for cost recovery was $35.0 million and $25.9 million, respectively.
The following table provides a reconciliation of the activity related to the Company’s sales return liability for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning Balance	$77.6	$71.6	$47.4	$44.0
Provision	17.3	14.4	103.6	79.3
Sales returns	(23.5)	(14.6)	(79.6)	(51.9)
Ending Balance	$71.4	$71.4	$71.4	$71.4
Note 5. Business Combinations
Merger with Topgolf International, Inc.
On March 8, 2021, the Company completed its merger with Topgolf, pursuant to the terms of an Agreement and Plan of Merger, dated as of October 27, 2020 (the “Merger Agreement”). Topgolf is a leading technology-enabled golf entertainment business, with an innovative platform that comprises its state-of-the-art open-air golf and entertainment venues, Toptracer ball-tracking technology and digital media platform. As a result of the merger, the Company expanded its business platform and family of brands, as well as its reach across multiple channels, which now include Topgolf venues, in addition to retail, e-commerce and digital communities.

Pursuant to the terms of the Merger Agreement, at the closing of the merger, the Company issued 89.8 million unrestricted and fully vested shares of its common stock to the stockholders of Topgolf (excluding 12.3 million shares of the Company’s common stock that would have been allocated to the Company in the merger based on the shares of Topgolf held by the Company) for 100% of the outstanding equity of Topgolf, at an exchange ratio based on an equity value of Topgolf of $1,987.0 million (or $1,748.0 million excluding Topgolf shares that were held by the Company) and a price per share of the Company’s common stock fixed at $19.40 per share. The actual purchase consideration upon the closing of the merger of $3,014.2 million (or $2,650.2 million excluding Topgolf shares that were held by the Company) was based on the number of shares of the Company’s common stock issued, multiplied by the closing price of $29.52 of the Company’s common stock on March 8, 2021. Additionally, the Company converted certain stock options previously held by former equity holders of Topgolf into options to purchase a number of shares of the Company’s common stock, and certain outstanding restricted stock awards of Topgolf, into 0.2 million shares of the Company’s common stock. As part of the consideration transferred in the merger, the Company included an incremental $33.1 million to the total purchase consideration, which represents the fair value of the vested portion the replacement awards. The unvested portion will be recognized as compensation expense over the remaining vesting period for services rendered in the post-combination period. In addition, the Company converted issued and outstanding warrants to purchase certain preferred shares of Topgolf into a warrant to purchase a number of shares of the Company’s common stock. The fair value of the consideration transferred in the merger related to these warrants totaled $1.6 million. The purchase consideration, together with the fair value of the consideration transferred for outstanding stock awards and warrants totaled $3,048.9 million.
The Company previously held approximately 14.3% of Topgolf’s outstanding shares prior to the closing of the merger. Immediately following the closing of the merger, the Company’s stockholders (as of immediately prior to the merger) owned approximately 51.3% of the outstanding shares of the combined company, and former Topgolf stockholders, other than the Company, owned approximately 48.7% of the outstanding shares of the combined company. As a result of the merger, in the first quarter of 2021 the Company recognized a gain of $252.5 million related to a fair-value step-up of the Company’s former investment in Topgolf.
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

During the first quarter of 2022, the Company finalized its fair value determination on the acquired assets and assumed liabilities, specifically related to certain leases and certain deferred tax items, and completed its assessment of the purchase price allocation. After assessing the fair value of the net assets acquired and liabilities assumed, the Company recorded goodwill of $1,918.4 million, of which the Company attributed $1,355.0 million to the future revenues and growth potential of the Topgolf business and $563.4 million to the synergies the Company anticipates from leveraging the Topgolf business to expand its golf equipment and apparel businesses. For the operating segment allocation of goodwill see Note 8. As a non-taxable stock acquisition, the value attributable to the acquired intangibles and goodwill are not tax deductible, and accordingly, the Company recognized a net deferred tax liability of $143.7 million.
During the nine months ended September 30, 2021, the Company recognized transaction costs of approximately $16.2 million, consisting primarily of advisor, legal, valuation and accounting fees. There were no transaction costs recognized in the three months ended September 30, 2021. During the three and nine months ended September 30, 2022, the Company did not recognize any transaction costs associated with the merger.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation (in millions):

At March 8, 2021
Assets Acquired
Cash	$171.3
Accounts receivable	10.7
Inventories	13.9
Other current assets	52.1
Property and equipment	1,079.6
Operating lease right-of-use assets	1,328.0
Investments	28.8
Other assets	33.7
Intangibles—trade name	994.2
Intangibles—technology, customer relationships and liquor licenses	81.9
Goodwill	1,355.0
Total assets acquired	5,149.2
Liabilities Assumed
Accounts payable and accrued liabilities	95.8
Accrued employee costs	37.1
Construction advances	40.5
Deferred revenue	66.2
Other current liabilities	7.8
Long-term debt	535.1
Deemed landlord financing	303.0
Operating lease liabilities	1,402.3
Other long-term liabilities	32.2
Deferred tax liabilities	143.7
Net assets acquired	$2,485.5
Goodwill allocated to other business units	563.4
Total purchase price and consideration transferred in the merger	$3,048.9

Supplemental Pro-Forma Information (Unaudited)
The following table presents supplemental pro-forma information for the three and nine months ended September 30, 2021 as if the merger with Topgolf had occurred on January 1, 2020. These amounts have been calculated after applying the Company’s accounting policies and are based upon currently available information. For this analysis, the Company assumed that certain gains and costs associated with the merger were recognized as of January 1, 2020, including a gain of $252.5 million recognized on the Company’s pre-acquisition investment in Topgolf, acquisition costs of $16.2 million, the amortization of estimated intangible assets and other fair value adjustments, as well as the tax effect on those costs, and a valuation allowance on certain acquired net operating losses and tax credit carryforwards (see Note 11). Pre-acquisition net revenue and net income/(loss) amounts for Topgolf were derived from the books and records of Topgolf prepared prior to the acquisition and are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the dates noted below. The pro-forma amounts presented below consider the effects of the fair value adjustments recorded on the assets acquired and liabilities assumed throughout the measurement period. Accordingly, the amounts below reflect the impact of those adjustments.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
	(in millions)
Net revenues	$856.5	$2,564.7
Net (loss) income	$(16.0)	$101.2
Supplemental Information of Operating Results
The following table presents net revenues and net income attributable to Topgolf included in the Company’s consolidated condensed statements of operations for the three and nine months ended September 30, 2022 and 2021 (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$413.8	$333.8	$1,139.5	$751.8
Net (loss) income	$(9.7)	$2.8	$(10.9)	$0.4

Note 6. Financing Arrangements
The Company’s debt obligations are summarized as follows (in millions):

	Maturity Date	Interest Rate	September 30, 2022	December 31, 2021
Short-Term Credit Facilities
U.S. Asset-Based Revolving Credit Facility(1)	May 17, 2024	3.71%	$65.0	$9.1
2022 Japan ABL Facility(2)	January 25, 2025	0.85%	34.6	—
Total Principal Amount			$99.6	$9.1
Unamortized Debt Issuance Costs			$0.8	$0.9

Balance Sheet Location
Asset-based credit facilities			$99.6	$9.1
Prepaid expenses			$0.4	$0.9
Other long-term assets			$0.4	$—

	Maturity Date	Interest Rate	September 30, 2022	December 31, 2021
Long-Term Debt and Credit Facilities
Japan Term Loan	July 31, 2025	0.85%	$—	$13.0
Term Loan B(3)	January 4, 2026	7.62%	433.2	436.8
Topgolf Term Loan	February 8, 2026	9.33%	337.8	340.4
Convertible Notes	May 1, 2026	2.75%	258.3	258.8
Equipment Notes	December 27, 2022 - March 19, 2027	2.36% - 3.79%	23.5	31.1
Mortgage Loans	July 1, 2033 - July 29, 2036	9.75% - 11.31%	46.0	46.4
Financed Tenant Improvements	February 1, 2035	8.00%	3.5	3.7
Total Principal Amount			$1,102.3	$1,130.2
Less: Unamortized Debt Issuance Costs			22.8	85.8
Total Debt, net of Unamortized Debt Issuance Costs			$1,079.5	$1,044.4

Balance Sheet Location
Other current liabilities			$13.6	$19.1
Long-term debt			1,065.9	1,025.3
			$1,079.5	$1,044.4
(1) Interest rate fluctuates depending on the Company’s availability ratio.
(2) Subject to an effective interest rate equal to the Tokyo Interbank Offered Rate plus 0.80%.
(3) Subject to an interest rate per annum equal to either, at the Company’s option, the London Interbank Offered Rate (“LIBOR”) or the base rate, plus 4.50% or 3.50%, respectively.
Revolving Credit Facilities and Available Liquidity
In addition to cash on hand and cash generated from operations, the Company relies on its U.S. Asset-Based Revolving Credit Facility, 2022 Japan ABL Credit Facility, and Topgolf Revolving Credit Facility to manage seasonal fluctuations in liquidity. The principal terms of these credit facilities are described further below and in Note 7 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K which was filed with SEC on March 1, 2022. As of September 30, 2022, the Company’s available liquidity, which is comprised of cash on hand and amounts available under its U.S. and Japan facilities, after letters of credit and outstanding borrowings, was $659.4 million.

U.S. Asset-Based Revolving Credit Facility
The Company has an Asset-Based Revolving Credit facility with Bank of America, N.A. and other lenders, that provides a senior secured asset-based revolving credit facility of up to $400.0 million (the “ABL Facility”) which expires on May 17, 2024. Amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), certain intellectual property, eligible real estate, and inventory and accounts receivable of the Company and certain of the Company’s subsidiaries in the United States, Germany, Canada, the Netherlands, and the United Kingdom. Additionally, the ABL Facility includes specific restrictions with which the Company must remain in compliance in order to satisfy certain fixed charge coverage ratio requirements under the terms of the facility.
The interest rate applicable to outstanding borrowings under the ABL Facility may fluctuate depending on the Company’s “Availability Ratio,” as defined in the loan and security agreement, as amended, that governs the ABL Facility, which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the German, U.K./Dutch and the U.S. borrowing bases, as adjusted. Any unused portions of the ABL Facility are subject to a 0.25% fee per annum. For the nine months ended September 30, 2022, average outstanding borrowings under the ABL Facility were $95.2 million. As of September 30, 2022, the Company’s trailing 12-month average availability under the ABL Facility was $252.1 million, and the Company’s trailing 12-month average interest rate applicable to its outstanding borrowings under the ABL Facility was 3.53%.
2022 Japan ABL Facility
The 2022 Japan ABL Credit Facility (the “2022 Japan ABL Facility”) provides a line of credit to the Company’s Japan subsidiary of up to 6.0 billion Yen (or $41.5 million), is subject to borrowing base availability under the facility, and is secured by certain assets, including eligible inventory and accounts receivable. As of September 30, 2022, outstanding borrowings under the 2022 Japan ABL Facility were 5.0 billion Yen (or $34.6 million), and the Company’s remaining borrowing base availability under the 2022 Japan ABL Facility was 1.0 billion Yen (or $6.9 million).
Long-Term Debt
Japan Term Loan
The Company had a five-year term loan (the “Japan Term Loan”) between its Japan subsidiary and Sumitomo Mitsui Banking Corporation for 2.0 billion Yen. The Company repaid the total remaining principal balance of the Japan Term Loan in the amount of 1.5 billion Yen (or $13.0 million as of the repayment date) during the first quarter of 2022.
The Company recognized a nominal amount of total interest expense related to the Japan Term Loan during the three months and nine months ended September 30, 2022, and a nominal amount and 11.2 million Yen (or $0.1 million) in total interest expense during the three months and nine months ended September 30, 2021, respectively.
Term Loan B
The Company has a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A and other lenders which provides for a Term Loan B (the “Term Loan”) in an aggregate principal amount of $480.0 million, which was issued less $9.6 million in issuance discounts and other transaction fees. In March 2021, and in connection with the merger with Topgolf, the Company amended the Term Loan to, among other things, permit the consummation of the merger as well as designate Topgolf and its subsidiaries as unrestricted subsidiaries under the Term Loan and amend certain covenants and other provisions to allow the Company to make certain investments in, and enter into certain transactions with Topgolf. Additionally, the Credit Agreement contains certain default provisions, covenants and restrictions by which the Company must remain in compliance. Loans outstanding under the Term Loan are guaranteed by the Company’s domestic subsidiaries, and the loans and guaranties are secured by substantially all the assets of the Company and its guarantors. As of September 30, 2022, outstanding borrowings under the Term Loan were $433.2 million.
The Company recognized $8.4 million and $21.2 million in total interest and amortization expense related to the Term Loan during the three and nine months ended September 30, 2022, respectively, and $6.1 million and $18.0 million in total interest and amortization expense during the three and nine months ended September 30, 2021, respectively.
Topgolf Credit Facilities
The Company has a $350.0 million term loan (the “Topgolf Term Loan”), with JPMorgan Chase Bank, N.A. and other lenders, and a $175.0 million revolving credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, RBC Capital Markets, as Syndication Agent, and the other agents, arrangers and lenders party thereto (the “Topgolf Revolving Credit Facility” and together with the Topgolf Term Loan, the “Topgolf Credit Facilities”).
Borrowings under the Topgolf Credit Facilities accrue interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.50%, (c) the adjusted one-month LIBOR rate plus 1.00%, and (d) 1.75%, or (ii) an adjusted LIBOR rate (for a period equal to the relevant interest period) (which shall not be less than 0.75%), in each case plus an applicable margin. Applicable margins may vary relative to each facility and are subject to specific terms and conditions as outlined under each individual agreement. Additionally, the terms of the Topgolf Credit Facilities require the Company to maintain certain leverage ratios on a quarterly basis in addition to the maintenance of certain customary representations, reporting covenants, and reporting obligations.
The Topgolf Credit Facilities are guaranteed by all direct and indirect domestic wholly owned restricted subsidiaries of Topgolf International, Inc. (for the purpose of this description, the “Borrower”), other than certain excluded subsidiaries (such subsidiary guarantors, together with the Borrower, the “Loan Parties”). All obligations under the Topgolf Credit Facilities are, and any future guarantees of those obligations will be, secured by, among other things, and in each case subject to certain exceptions: (1) a first-lien pledge of all of the capital stock or other equity interests held by each Loan Party; and (2) a first-lien pledge of substantially all of the other tangible and intangible assets of each Loan Party. Certain of the Company’s Topgolf locations are required to be subject to leasehold mortgages for the benefit of the lenders under the Topgolf Credit Facilities. As of September 30, 2022, outstanding borrowings under the Topgolf Term Loan totaled $337.8 million and there were no outstanding borrowings under the Topgolf Revolving Credit Facility.
The Company recognized $8.0 million and $20.7 million in total interest and amortization expense related to the Topgolf Term Loan during the three and nine months ended September 30, 2022, respectively, and $6.6 million and $15.0 million in total interest and amortization expense during the three and nine months ended September 30, 2021, respectively.
The Company recognized $0.9 million and $2.6 million in total interest and amortization expense related to the Topgolf Revolving Credit Facility during the three and nine months ended September 30, 2022, respectively, and $1.3 million and $4.8 million in total interest and amortization expense during the three and nine months ended September 30, 2021, respectively.
Convertible Notes
In May 2020, the Company issued $258.8 million of 2.75% Convertible Notes. The Convertible Notes have a stated interest rate of 2.75% per annum on the principal amount payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Convertible Notes mature on May 1, 2026, unless earlier redeemed or repurchased by the Company or converted. The Company may settle the Convertible Notes through cash settlement, physical settlement, or combination settlement at its election, and may redeem all or part of the Convertible Notes on or after May 6, 2023, subject to certain stipulations. The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 56.8 shares per $1,000 principal amount of Convertible Notes, which is equal to an initial conversion price of $17.62 per share. Additionally, all or any portion of the Convertible Notes may be converted at the conversion rate and at the holders’ option on or after February 1, 2026 until the close of business on the second trading day immediately prior to the maturity date, and upon the occurrence of certain contingent conversion events. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries. The Company used the net proceeds from the Convertible Notes offering for general corporate purposes.
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
The Company recognized $1.7 million and $5.3 million in total interest expense related to the Convertible Notes during the three and nine months ended September 30, 2022, respectively, and $1.8 million and $5.4 million in total interest expense during the three and nine months ended September 30, 2021, respectively.
In July 2022, in accordance with the terms of the indenture under which the Convertible Notes were issued, holders of the Company’s Convertible Notes elected to convert $0.5 million of Convertible Notes into 25,602 shares of the Company’s common stock. The Convertible Notes were converted at a conversion rate of 56.8 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes.
Capped Call
In connection with the pricing of the Convertible Notes, on April 29, 2020 the Company entered into privately negotiated capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls cover the aggregate number of shares of the Company’s common stock that initially underlie the Convertible Notes, and are generally expected to reduce potential dilution and/or offset any cash payments the Company is required to make related to any conversion of the Convertible Notes. The Capped Calls each have an exercise price of $17.62 per share, subject to certain adjustments, which correspond to the initial conversion prices of the Convertible Notes, and a cap price of $27.10 per share. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the if-converted method. The initial cost of the Capped Calls was recognized as a reduction to additional paid-in-capital on the Company’s Consolidated Balance Sheet.
In connection with the conversion of $0.5 million of Convertible Notes in July 2022, the Company and the counterparties entered into a partial termination of the Capped Calls with respect to the Convertible Notes converted, which resulted in the Company receiving 3,499 shares of the Company’s common stock from the counterparties.
Equipment Notes
The Company has long-term financing agreements (the “Equipment Notes”) with various lenders which it uses in order to invest in certain of its facilities and information technology equipment. The loans are secured by the relative underlying equipment.
The Company recognized $0.2 million and $0.6 million in total interest expense related to the Equipment Notes during the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.7 million in total interest expense during the three and nine months ended September 30, 2021, respectively.
Mortgage Loans
The Company has three mortgage loans related to its Topgolf venues. The mortgage loans are secured by the assets of each respective venue and require either monthly (i) principal and interest payments or (ii) interest-only payments until their maturity dates. For loans requiring monthly interest-only payments, the entire unpaid principal balance and any unpaid accrued interest is due on the maturity date.
The Company recognized $1.2 million and $3.6 million in total interest expense related to the mortgage loans during the three and nine months ended September 30, 2022, respectively, and $1.2 million and $2.8 million in total interest expense during the three and nine months ended September 30, 2021, respectively.
Aggregate Amount of Long-Term Debt Maturities
The following table presents the Company’s combined aggregate amount of maturities for the Company’s long-term debt over the next five years and thereafter as of September 30, 2022. Amounts payable under the Term Loan included below represent the minimum principal repayment obligations as of September 30, 2022.

(in millions)
Remainder of 2022	$4.8
2023	16.4
2024	15.3
2025	13.0
2026	1,006.4
Thereafter	46.4
$1,102.3
Less: Unamortized Debt Issuance Costs	22.8
Total	$1,079.5
As of September 30, 2022, the Company was in compliance with all fixed charge coverage ratios and all other financial covenant and reporting requirements under the terms of its credit facilities mentioned above, as applicable.
Note 7. Earnings (Loss) Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted earnings (loss) per common share (“Diluted EPS”) takes into account the potential dilution that could occur if outstanding securities were exercised or settled in shares. Dilutive securities that may impact Diluted EPS include shares underlying outstanding stock options, restricted stock units and performance share units granted to employees and non-employee directors (see Note 13), as well as common shares underlying the Convertible Notes (see Note 6). Dilutive securities related to common shares underlying outstanding stock options, restricted stock units, and performance share units granted to employees and non-employee directors are included in the calculation of diluted earnings (loss) per common share using the treasury stock method in accordance with ASC Topic 260, “Earnings per Share.” Dilutive securities related to common shares underlying the Convertible Notes are included in the calculation of diluted earnings per common share using the if-converted method in accordance with ASU 2020-06, which was adopted by the Company on January 1, 2022 (see Note 2).
Basic and diluted weighted-average common shares outstanding are the same in periods when a net loss is reported or in periods when anti-dilution occurs.

The following table summarizes the computation of basic and diluted earnings per common share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings (loss) per common share—basic
Net income (loss)	$38.5	$(16.0)	$230.6	$348.2
Weighted-average common shares outstanding—basic(1)	184.8	186.0	184.9	163.1
Earnings (loss) per common share—basic	$0.21	$(0.09)	$1.25	$2.13
Earnings (loss) per common share—diluted
Net income (loss)	$38.5	$(16.0)	$230.6	$348.2
Interest expense(2)	1.6	—	4.8	—
Net income (loss) attributable to earnings per common share—diluted	$40.1	$(16.0)	$235.4	$348.2

Weighted-average common shares outstanding—basic(1)	184.8	186.0	184.9	163.1
Convertible Notes weighted-average shares outstanding(2)	14.7	—	14.7	6.1
Outstanding options, restricted stock units and performance share units	2.3	—	1.4	2.0
Weighted-average common shares outstanding—diluted	201.8	186.0	201.0	171.2
Earnings (loss) per common share—diluted	$0.20	$(0.09)	$1.17	$2.03

(1) In connection with the Topgolf merger, the Company issued 89.8 million shares of its common stock to shareholders of Topgolf, and 0.2 million shares of its common stock for restricted stock awards converted in the merger (see Note 13), of which 90.0 million and 67.9 million weighted-average shares were included in the basic and diluted share calculations for the three and nine months ended September 30, 2021, respectively, based on the number of days the shares were outstanding during each period.

(2) As of January 1, 2022, in connection with the adoption of ASU 2020-06 (see Note 2), the Company uses the if-converted method for calculating the dilutive weighted-average shares outstanding related to the Convertible Notes when calculating earnings (loss) per common share-diluted. Under this method, interest expense related to the Convertible Notes for the respective period is excluded from net income. Prior to the adoption of ASU 2020-06, the Company used the treasury stock method for calculating the dilutive impact from the Convertible Notes.

Anti-Dilutive Options and Restricted Stock Units
For both the three and nine months ended September 30, 2022, approximately 1.3 million securities outstanding comprised of stock options and restricted stock units, were excluded from the calculation of earnings (loss) per common share—diluted as they would be anti-dilutive. For the three and nine months ended September 30, 2021, approximately 1.8 million and 1.2 million securities outstanding comprised of stock options and restricted stock units were excluded from the calculation of earnings per common share—diluted, as they were anti-dilutive.

Note 8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in millions):

	Topgolf	Golf Equipment	Active Lifestyle	Total
Balance at December 31, 2021	$1,340.7	$531.1	$88.3	$1,960.1
Additions	14.3	0.2	—	14.5
Foreign currency translation and other	8.6	(1.8)	—	6.8
Balance at September 30, 2022	$1,363.6	$529.5	$88.3	$1,981.4
Additions to goodwill during the nine months ended September 30, 2022 are related to adjustments made during the first quarter of 2022 to finalize the fair value on certain leases assumed in connection with the merger with Topgolf, as well as the deferred taxes associated with the transaction (see Note 5). Goodwill is net of accumulated impairment losses of $148.4 million, which were recorded prior to December 31, 2021 in the Active Lifestyle segment.
The Company’s intangible assets by major asset class are as follows (in millions, except useful life amounts):

	Useful Life (Years)	September 30, 2022
		Gross	Accumulated Amortization	Translation Adjustment	Net Book Value
Indefinite-lived:
Trade name, trademark, trade dress and other	—	$1,441.0	$—	$(45.1)	$1,395.9
Liquor licenses	—	8.4	—	—	8.4
Amortizing:
Patents	2-16	32.1	(31.8)	—	0.3
Customer and distributor relationships and other	1-10	67.4	(33.6)	(6.4)	27.4
Developed technology	10	69.7	(10.5)	(4.5)	54.7
Total intangible assets		$1,618.6	$(75.9)	$(56.0)	$1,486.7

	Useful Life (Years)	December 31, 2021
		Gross	Accumulated Amortization	Translation Adjustment	Net Book Value
Indefinite-lived:
Trade name, trademark, trade dress and other	—	$1,441.0	$—	$(15.8)	$1,425.2
Liquor licenses	—	7.7	—	—	7.7
Amortizing:
Patents	2-16	32.0	(31.7)	—	0.3
Customer and distributor relationships and other	1-10	61.7	(27.4)	(2.3)	32.0
Developed technology	10	69.7	(5.5)	(0.8)	63.4
Total intangible assets		$1,612.1	$(64.6)	$(18.9)	$1,528.6
The Company recognized amortization expense related to acquired intangible assets of $4.3 million and $3.4 million for the three months ended September 30, 2022 and 2021, respectively, and $11.3 million and $9.4 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense is included in selling, general and administrative expenses in the consolidated condensed statements of operations.

Amortization expense related to intangible assets at September 30, 2022 in each of the next five fiscal years and beyond is expected to be incurred as follows (in millions):

Remainder of 2022	$4.0
2023	13.6
2024	11.0
2025	11.0
2026	10.9
Thereafter	31.9
$82.4
Note 9. Investments
Investment in Full Swing
In connection with the merger with Topgolf, the Company acquired an ownership interest of less than 20.0% in Full Swing, which is accounted at cost less impairments, and adjusted for observable changes in fair value. As of September 30, 2022 and December 31, 2021, the Company’s investment in Full Swing was $9.3 million. This investment is included in other assets on the Company’s consolidated condensed balance sheets.
Investment in Five Iron Golf
The Company has an ownership interest of less than 20.0% in Five Iron Golf, which is accounted at cost less impairments, and adjusted for observable changes in fair value. As of each of September 30, 2022 and December 31, 2021, the Company’s investment in Five Iron Golf was $30.0 million. This investment is included in other assets on the Company’s consolidated condensed balance sheets.

Note 10. Selected Financial Data
Selected financial data as of the dates presented below is as follows (in millions, except useful life data):

		September 30, 2022	December 31, 2021
Inventories:
Finished goods		$576.9	$415.4
Work in process		1.9	1.3
Raw materials		137.3	111.7
Food and beverage		6.2	5.1
		$722.3	$533.5

		September 30, 2022	December 31, 2021
Other Current Assets:
Credit card receivables		$17.1	$31.2
Sales return reserve cost recovery asset		35.0	25.9
VAT/Sales tax receivable		4.7	19.5
Other current assets		58.5	42.7
		$115.3	$119.3

		September 30, 2022	December 31, 2021
Property, plant and equipment, net:	Estimated Useful Life
Land		$133.9	$134.2
Buildings and leasehold improvements	10 - 40 years	1,057.9	858.6
Machinery and equipment	5 - 10 years	228.5	204.3
Furniture, computer hardware and equipment	3 - 5 years	258.6	211.2
Internal-use software	3 - 5 years	92.0	81.6
Production molds	2 - 5 years	8.6	8.0
Construction-in-process		328.9	286.7
		2,108.4	1,784.6
Less: Accumulated depreciation		431.9	333.2
		$1,676.5	$1,451.4
Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. The Company recorded depreciation expense of $44.1 million and $40.9 million during the three months ended September 30, 2022 and 2021, respectively, and $128.5 million and $98.4 million during the nine months ended September 30, 2022 and 2021, respectively, on the accompanying consolidated condensed statements of operations.

	September 30, 2022	December 31, 2021
Accounts payable and accrued expenses:
Accounts payable	$155.4	$138.7
Accrued expenses	191.7	226.8
Accrued inventory	178.9	125.7
	$526.0	$491.2

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
The realization of deferred tax assets, including loss and credit carryforwards, is subject to the Company generating sufficient taxable income during the periods in which the deferred tax assets become realizable. As a result of the Topgolf merger and the fact that Topgolf’s losses exceed the Company’s income in recent years, the Company has determined that it is not more likely than not that a portion of its U.S. deferred tax assets will be realized. The valuation allowance on the Company’s U.S. deferred tax assets as of September 30, 2022 primarily relate to federal and state deferred tax assets related to tax attributes that the Company estimates are not more likely than not to be utilized prior to expiration. However, if the Company’s more recent earnings history were to continue, management believes that it is possible that within the next 12 months sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets with a potential corresponding decrease to income tax expense for the period the release is recorded, which would represent a non-cash benefit. The exact timing and amount of the valuation allowance release would be predicated on continued profitability of the Company combined with the continued profitability it believes it can maintain. With respect to non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of the Company’s deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established.

The Company recorded an income tax provision of $0.3 million and $66.2 million for the three months ended September 30, 2022 and 2021, respectively. As a percentage of pre-tax income, the Company’s effective tax rate was 0.8% and 131.8% for the three months ended September 30, 2022 and 2021, respectively. In the three months ended September 30, 2022, the primary difference between the statutory rate and the effective rate relates to the partial release of valuation allowances on the Company’s deferred tax assets. In the three months ended September 30, 2021, the primary difference between the statutory rate and the effective rate relates to utilizing the annual effective tax rate method for the three months ended September 30, 2021 instead of utilizing the discrete effective tax rate method, which was used for the three months ended June 30, 2021.
The Company recorded an income tax benefit of $12.5 million and an income tax provision of $98.1 million for the nine months ended September 30, 2022 and 2021, respectively. As a percentage of pre-tax income, the Company’s effective tax rate was a benefit of 5.7% for the nine months ended September 30, 2022, compared to a provision of 22.0% for the nine months ended September 30, 2021. In the nine months ended September 30, 2022, the primary difference between the statutory rate and the effective rate relates to the release of valuation allowances on the Company’s deferred tax assets. In the nine months ended September 30, 2021, the primary difference between the statutory rate and the effective rate relates to excluding the book gain on pre-merger Topgolf shares for tax purposes offset by valuation allowances on the Company’s deferred tax assets.
At September 30, 2022, the gross liability for income taxes associated with uncertain tax positions was $26.1 million. Of this amount, $10.5 million would benefit the Company’s consolidated condensed financial statements and effective income tax rate if favorably settled. The Company recognizes interest and penalties related to income tax matters in income tax expense.

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
As of September 30, 2022, the minimum obligation that the Company is required to pay under these agreements over the next five years and thereafter as follows (in millions):

Remainder of 2022	$25.4
2023	42.5
2024	17.3
2025	8.9
2026	8.4
Thereafter	1.8
$104.3
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite and the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s consolidated financial statements. The fair value of indemnities, commitments and guarantees that the Company issued during the nine months ending, and as of September 30, 2022, were not material to the Company’s financial position, results of operations, or cash flows.

Note 13. Share-Based Compensation
Topgolf Replacement Awards
In connection with the merger with Topgolf (see Note 5), which was completed on March 8, 2021, the Company converted stock options previously held by former equity holders of Topgolf into 3.2 million options to purchase shares of the Company’s common stock, and certain outstanding restricted stock awards of Topgolf into 0.2 million shares of the Company’s common stock. During the three months ended September 30, 2022 and 2021, the Company recognized compensation expense, net of estimated forfeitures, of $0.7 million and $1.5 million, respectively, related to these awards. During the nine months ended September 30, 2022 and 2021, the Company recognized compensation expense, net of estimated forfeitures, of $2.2 million and $3.5 million, respectively, related to these awards.
Restricted Stock Units
During the three months ended September 30, 2022 and 2021, the Company granted a nominal amount of shares underlying restricted stock units at a weighted average grant-date fair value of $22.80 per share and $29.67 per share, respectively. During the nine months ended September 30, 2022 and 2021, the Company granted 0.7 million shares and 1.1 million shares, respectively, underlying restricted stock units at a weighted average grant-date fair value of $22.82 per share and $29.62 per share, respectively.
Compensation expense, net of estimated forfeitures, for restricted stock units was $4.5 million and $3.8 million for the three months ended September 30, 2022 and 2021, respectively, and $13.2 million and $9.8 million for the nine months ended September 30, 2022 and 2021, respectively.
Performance-Based Awards
During the three months ended September 30, 2022, the Company granted a nominal amount of shares underlying total shareholder return performance-based restricted stock units at a weighted average grant-date fair value of $23.28 per share. There were no performance-based restricted stock units granted during the three months ended September 30, 2021. During the nine months ended September 30, 2022 and 2021, the Company granted 0.5 million shares and 1.4 million shares, respectively, underlying various performance metrics, including adjusted pre-tax income, earnings before interest, tax, depreciation and amortization and stock compensation, and total shareholder returns, at a weighted average grant-date fair value of $23.37 per share and $29.42 per share, respectively.
Performance-based restricted stock units granted by the Company cliff-vest after three years, except for certain one-time grants to the Company's Chief Executive Officer and Chief Financial Officer in connection with the Topgolf merger, of which 50% will vest after three years and the remaining 50% will vest after four years. The number of shares that may ultimately be issued upon vesting is based on the achievement of the respective metrics for each award, which may range from 0% to 200%. As of September 30, 2022, all performance-based restricted stock units were within the probable range of achievement.
Compensation expense, net of estimated forfeitures, for performance-based awards was $5.2 million and $6.1 million for the three months ended September 30, 2022 and 2021, respectively, and $22.0 million and $13.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Share-Based Compensation Expense
The table below summarizes the amounts recognized in the financial statements related to share-based compensation for the three and nine months ended September 30, 2022 and 2021, including expense for stock options, restricted stock awards, restricted stock units and performance-based restricted stock units (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of products	$0.2	$0.3	$1.2	$0.9
Selling, general and administrative expenses	10.0	10.8	35.0	25.5
Research and development expenses	0.1	0.3	0.9	0.7
Other venue expenses	0.1	—	0.3	—
Total cost of share-based compensation included in income, before income tax	10.4	11.4	37.4	27.1
Income tax benefit	(2.5)	(2.7)	(9.0)	(6.5)
Total cost of share-based compensation, after tax	$7.9	$8.7	$28.4	$20.6
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
The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term nature, and are therefore categorized within Level 1 of the fair value hierarchy.
Hedging instruments are re-measured on a recurring basis using broker quotes, daily market foreign currency rates, and interest rate curves as applicable (see Note 15) and are therefore categorized within Level 2 of the fair value hierarchy.

The following table summarizes the valuation of the Company’s foreign currency forward contracts and interest rate hedge agreements (see Note 15) that are measured at fair value on a recurring basis, and are classified within Level 2 of the fair value hierarchy as of September 30, 2022 and December 31, 2021 (in millions):

	Fair Value	Level 2
September 30, 2022
Foreign currency forward contracts—asset position	$12.3	$12.3
Foreign currency forward contracts—liability position	(1.1)	(1.1)
Interest rate hedge agreements—asset position	7.1	7.1
	$18.3	$18.3
December 31, 2021
Foreign currency forward contracts—asset position	$0.3	$0.3
Foreign currency forward contracts—liability position	(0.2)	(0.2)
Interest rate hedge agreements—liability position	(8.7)	(8.7)
	$(8.6)	$(8.6)
There were no transfers of financial instruments between the levels of the fair value hierarchy during the three and nine months ended September 30, 2022 and 2021.
Disclosures about the Fair Value of Financial Instruments
The table below presents information about the fair value of the Company’s financial liabilities, and is provided for comparative purposes only relative to the carrying values of the Company’s financial instruments recognized in the consolidated condensed balance sheets as of September 30, 2022 and consolidated balance sheets as of December 31, 2021. Fair value of information was derived using Level 2 inputs of the fair value hierarchy and included quoted prices for similar instruments in active markets, quantitative pricing models, observable market borrowing rates, as well as other observable inputs and applicable valuation techniques.

	September 30, 2022		December 31, 2021
	(in millions)
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Asset-Based Revolving Credit Facility	$65.0	$65.0	$9.1	$9.1
2022 Japan ABL Facility	$34.6	$34.6	$—	$—
Japan Term Loan	$—	$—	$13.0	$12.2
Term Loan	$433.2	$431.7	$436.8	$437.5
Topgolf Term Loan	$337.8	$336.1	$340.4	$346.1
Convertible Notes	$258.3	$338.7	$258.8	$444.4
Equipment Notes	$23.5	$19.7	$31.1	$30.2
Mortgage Loans	$46.0	$54.1	$46.4	$52.3
Non-recurring Fair Value Measurements
The Company measures certain assets at fair value on a non-recurring basis at least annually or more frequently if impairment indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments that are written down to fair value when they are held for sale or determined to be impaired. In the third quarter of 2022, the Company recognized an impairment loss of $4.8 million related to the impairment of property, plant and equipment at an underperforming premerger Topgolf concept location. The fair value was determined using the cost approach for similar assets, considering the highest and best use of these assets. The impairment was included in other venue expenses in the Company’s consolidated condensed statements of operations for the three and nine months ended September 30, 2022, and was categorized within Level 3 of the fair value hierarchy. There were no impairments recognized in the three and nine months ended September 30, 2021.

Note 15. Derivatives and Hedging
In the normal course of business, the Company and its subsidiaries are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates. The Company uses designated cash flow hedges and non-designated hedges in the form of foreign currency forward contracts as part of its strategy to manage the exposure to fluctuations in foreign currency exchange rates and to mitigate the impact of foreign currency translation on transactions that are denominated primarily in Japanese Yen, British Pounds, Euros, Canadian Dollars, Australian Dollars and Korean Won. The Company also uses interest rate swap contracts to mitigate the impact of variable rates on its long-term debt.
The Company accounts for its foreign currency forward contracts and interest rate swap contracts in accordance with ASC Topic 815, “Derivatives and Hedging,” (“ASC Topic 815”). ASC Topic 815 requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet, the measurement of those instruments at fair value and the recognition of changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as a designated cash flow hedge that offsets certain exposures. Certain criteria must be satisfied in order for derivative financial instruments to be classified and accounted for as a cash flow hedge. Gains and losses from the remeasurement of qualifying cash flow hedges are recorded as a component of accumulated other comprehensive income and released into earnings as a component of cost of products, other income and interest expense during the period in which the hedged transaction takes place. Remeasurement gains or losses of derivatives that are not elected for hedge accounting treatment are recorded in earnings immediately as a component of other income.
Foreign currency forward contracts and interest rate swap contracts are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements and changes in interest rates. The Company does not enter into foreign currency forward contracts and interest rate swap contracts for speculative purposes. The Company utilizes counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into and the Company closely monitors the credit ratings of these counterparties.
The following table summarizes the fair value of the Company’s derivative instruments as well as the location of the asset and/or liability on the consolidated condensed balance sheets as of September 30, 2022 and December 31, 2021 (in millions):

	Balance Sheet Location	Fair Value of Asset Derivatives
		September 30, 2022	December 31, 2021
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$1.7	$0.1
Interest rate swap contracts	Other current assets	3.4	—
Interest rate swap contracts	Other assets	3.7	—
Total		$8.8	$0.1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	10.6	0.2
Total asset position		$19.4	$0.3

	Balance Sheet Location	Fair Value of Liability Derivatives
		September 30, 2022	December 31, 2021
Derivatives designated as cash flow hedging instruments:
Interest rate swap contracts	Accounts payable and accrued expenses	$—	$4.1
Interest rate swap contracts	Other long-term liabilities	—	4.6
		—	8.7
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	1.1	0.2
Total liability position		$1.1	$8.9

The Company’s derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore presents these contracts on a gross basis on the accompanying consolidated condensed balance sheets as of September 30, 2022 and consolidated balance sheets as of December 31, 2021.
Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate the Company's foreign currency exposure from intercompany sales of inventory and intercompany expense reimbursement to its foreign subsidiaries. These contracts generally mature within 12 months to 15 months from their inception. As of September 30, 2022 and December 31, 2021, the notional amounts of the Company's foreign currency forward contracts designated as cash flow hedge instruments were approximately $9.0 million and $3.3 million, respectively.
    As of September 30, 2022, the Company recorded a net gain of $4.4 million in accumulated other comprehensive income related to foreign currency forward contracts. Of this amount, net gains of $1.3 million for the three months ended September 30, 2022 and $2.8 million for the nine months ended September 30, 2022, were removed from accumulated other comprehensive income and recognized in cost of products for the underlying sales that were recognized. Additionally, for the three and nine months ended September 30, 2022, net gains related to the amortization of forward points were nominal and $0.1 million, respectively, and were removed from accumulated other comprehensive income and recognized in cost of products. Based on the current valuation, the Company expects to reclassify net gains of $2.0 million related to foreign currency forward contracts from accumulated other comprehensive income into net earnings during the next 12 months.
     The Company recognized net gains of $0.6 million in cost of products related to its forward contracts during the three and nine months ended September 30, 2021.
Interest Rate Swap Contract
In order to mitigate the risk of changes in interest rates associated with the Company’s variable-rate Term Loan, the Company used an interest rate swap designated as a cash flow hedge (see Note 6). Over the life of the Term Loan, the Company will receive variable interest payments from the counterparty lenders in exchange for the Company making fixed interest rate payments at 2.54%, without exchange of the underlying notional amount. The notional amounts outstanding under the interest rate swap contract were $192.8 million and $194.3 million as of September 30, 2022 and December 31, 2021, respectively.
During the three and nine months ended September 30, 2022, the Company recorded a net gain of $4.8 million and $13.6 million, respectively, related to the remeasurement of the interest rate swap contract in accumulated other comprehensive income. Of these amounts, net losses of $0.2 million and $2.2 million were realized from accumulated other comprehensive loss and recognized in interest expense during the three and nine months ended September 30, 2022, respectively. Based on the current valuation, the Company expects to reclassify a net gain of $3.4 million related to the interest rate hedge contract from accumulated other comprehensive income into earnings during the next 12 months.
The Company recognized net losses of $1.2 million and $3.6 million in interest expense related to the interest rate swap contract during the three and nine months ended September 30, 2021, respectively.

The following tables summarize the net effect of all cash flow hedges on the consolidated condensed financial statements for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2022	2021	2022	2021
Foreign currency forward contracts	$0.7	$0.1	$4.4	$2.2
Interest rate swap agreements	4.8	(0.1)	13.6	2.1
	$5.5	$—	$18.0	$4.3

	Gain (Loss) Reclassified from Other Comprehensive Income into Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2022	2021	2022	2021
Foreign currency forward contracts	$1.3	$0.6	$2.8	$0.6
Interest rate swap agreements	(0.2)	(1.2)	(2.2)	(3.6)
	$1.1	$(0.6)	$0.6	$(3.0)

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate the exposure to fluctuations in foreign currency exchange rates due to the remeasurement of certain balance sheet payables and receivables denominated in foreign currencies, as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from inception. As of September 30, 2022 and December 31, 2021, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $169.3 million and $67.8 million, respectively. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on the balance sheet at fair value with changes in fair value recorded in the consolidated condensed statements of operations. Foreign currency forward contracts are classified under Level 2 of the fair value hierarchy (see Note 14).
The following table summarizes the location of net gains and losses in the consolidated condensed statements of operations that were recognized during the three and nine months ended September 30, 2022 and 2021, respectively, in addition to the derivative contract type (in millions):

	Location of Net Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Net Gain (Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Foreign currency forward contracts	Other income, net	$19.7	$2.8	$58.3	$11.8
In addition, during the three months ended September 30, 2022 and 2021, the Company recognized net foreign currency transaction losses of $12.9 million and $1.2 million, respectively, and net foreign currency transaction losses of $32.9 million and $4.2 million, for the nine months ended September 30, 2022 and 2021, respectively, in its consolidated condensed statements of operations.

Note 16. Accumulated Other Comprehensive Income (Loss)
The following table details amounts reclassified from accumulated other comprehensive income (loss) and foreign currency translation adjustments for the three and nine months ended September 30, 2022 (in millions):

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive income (loss), June 30, 2022, after tax	$8.3	$(68.3)	$(60.0)
Change in derivative instruments	5.5	—	5.5
Net gains reclassified to cost of products	(1.3)	—	(1.3)
Net losses reclassified to interest expense	0.2	—	0.2
Income tax provision on derivative instruments	1.0	—	1.0
Foreign currency translation adjustments	—	(38.0)	(38.0)
Accumulated other comprehensive income (loss), September 30, 2022, after tax	$13.7	$(106.3)	$(92.6)

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive income (loss), December 31, 2021, after tax	$(5.6)	$(21.7)	$(27.3)
Change in derivative instruments	18.0	—	18.0
Net gains reclassified to cost of products	(2.8)	—	(2.8)
Net losses reclassified to interest expense	2.2	—	2.2
Income tax provision on derivative instruments	1.9	—	1.9
Foreign currency translation adjustments	—	(84.6)	(84.6)
Accumulated other comprehensive income (loss), September 30, 2022, after tax	$13.7	$(106.3)	$(92.6)
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
There were no significant intersegment transactions during the three and nine months ended September 30, 2022 or 2021.

The following table contains information utilized by management to evaluate its operating segments for the interim periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues:
Topgolf(1)	$413.8	$333.8	$1,139.5	$751.8
Golf Equipment	296.7	289.6	1,216.6	1,067.8
Active Lifestyle	278.0	233.1	788.3	602.1
Total net revenues	$988.5	$856.5	$3,144.4	$2,421.7

Segment operating income:
Topgolf(1)	$23.6	$23.9	$74.3	$52.1
Golf Equipment	49.6	45.8	250.7	228.8
Active Lifestyle	28.1	34.6	77.3	70.8
Total segment operating income	101.3	104.3	402.3	351.7
Reconciling items(2)	(33.1)	(28.3)	(110.8)	(92.3)
Total operating income	68.2	76.0	291.5	259.4
Gain on Topgolf investment(3)	—	—	—	252.5
Interest expense, net	(36.4)	(28.7)	(100.3)	(75.1)
Other income, net	7.0	2.9	26.9	9.5
Total income before income taxes	$38.8	$50.2	$218.1	$446.3

Additions to long-lived assets:
Topgolf(1)	$113.9	$85.4	$336.4	$225.5
Golf Equipment	1.9	9.0	10.7	24.8
Active Lifestyle	6.9	7.0	17.7	18.2
Total additions to long-lived assets	$122.7	$101.4	$364.8	$268.5

(1) On March 8, 2021, the Company completed the merger with Topgolf and has included the results of operations of Topgolf in its consolidated condensed statements of operations from that date forward.
(2) Reconciling items include corporate general and administrative expenses not utilized by management in determining segment profitability as well as the amortization and depreciation of acquired intangible assets and purchase accounting adjustments. The amount for 2022 also includes costs associated with the implementation of new ERP systems stemming from acquisitions, legal and credit agency fees related to a postponed debt refinancing, and impairment losses related to an underperforming premerger Topgolf concept location in addition to the suspension of business operations in Russia. The amount for 2021 also includes transaction, transition and other non-recurring costs associated with the merger with Topgolf and costs associated with the implementation of new IT systems for Jack Wolfskin.

(3) The gain on Topgolf investment is related to the fair value step-up on the Company’s investment in Topgolf (see Note 5).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this report, and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022. Interim operating results are not necessarily indicative of operating results that may be expected for the year ending December 31, 2022, or any other future periods. See “Important Notice to Investors Regarding Forward-Looking Statements” on page 2 of this report. References to the “Company,” “Topgolf Callaway Brands,” “we,” “our,” or “us” in this report refer to Topgolf Callaway Brands Corp., together with its wholly-owned subsidiaries.
Corporate Name Change
On September 6, 2022, the Company changed its corporate name from Callaway Golf Company to Topgolf Callaway Brands Corp. and on September 7, 2022, changed its New York Stock Exchange ticker symbol from “ELY” to “MODG.” The changes to the corporate name and ticker symbol did not have any impact on the Company’s legal entity structure or financial statements.
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company has also included supplemental information concerning the Company’s financial results on a non-GAAP basis. This non-GAAP information includes the following:
•A constant currency measure on net revenues in order to demonstrate the impact of fluctuations from foreign currencies on these results. This information represents an estimate for comparative purposes and is calculated by taking current period local currency results and translating them into U.S. dollars based on the foreign currency exchange rates for the applicable comparable prior period.
•Net income(loss) and diluted earnings (loss) per share excluding certain non-cash and non-recurring charges, as further detailed below.
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
Operating Segments and Seasonality
The Company is a technology-enabled modern golf company delivering leading golf equipment, apparel and entertainment, with a portfolio of global brands including Callaway Golf, Topgolf, Odyssey, OGIO, TravisMathew and Jack Wolfskin. The Company has three operating segments, namely Topgolf, Golf Equipment, and Active Lifestyle.
Topgolf
The Company’s Topgolf subsidiary previously operated on a 52- or 53-week retail calendar year which ended on the Sunday closest to December 31. As of April 4, 2022 and going forward, Topgolf operates on a fiscal year calendar which will end on December 31. Topgolf financial information included in the Company’s consolidated condensed financial statements for the three and nine months ended September 30, 2022 is for the period beginning July 1, 2022 and ending September 30, 2022 and the period beginning January 3, 2022 and ending September 30, 2022, respectively. Topgolf financial information included in the Company’s consolidated condensed financial statements for the three and nine months ended September 30, 2021 is for the period beginning July 5, 2021 and ending October 3, 2021 and the period beginning March 8, 2021 (the date on which the Company completed its merger with Topgolf) and ending October 3, 2021, respectively.

The Topgolf operating segment is comprised of Company-operated Topgolf domestic and international venues, which are equipped with technology-enabled hitting bays, multiple bars, dining areas and event spaces, and also offers advertising partnerships to corporate sponsors to feature their names and logos at Topgolf venues and on other media platforms. Revenue from Company-operated venues is primarily derived from food and beverage, gameplay, and events. As of September 30, 2022, Topgolf had 72 Company-operated venues and one Company-operated lounge in the United States, with an additional 12 venues under construction in the United States, and three Company-operated venues in the United Kingdom, with an additional one venue under construction in the United Kingdom. Topgolf receives a royalty from its franchised locations. As of September 30, 2022, Topgolf had five franchised venues (in Australia, Mexico, the United Arab Emirates, Thailand, and Germany) and one licensed lounge (in China), with an additional one franchised venue under construction (in China).
Topgolf’s other business lines include Toptracer ball-flight tracking technology as well as the World Golf Tour (“WGT”) digital golf game. Toptracer ball-flight tracking technology is used by independent driving ranges, franchised venues outside of the United States, as well as in Company-operated Topgolf venues to enhance the Topgolf gaming experience. As of September 30, 2022, Topgolf had over 19,500 Toptracer bays installed. The WGT digital golf game is an online multiplayer virtual golf game that enables players to gather online as a community and participate in simulated photorealistic gameplay on world-famous golf courses.
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
Revenue growth and profitability related to Topgolf venues are impacted by same venue sales. Same venue sales is defined as sales for the comparable venue base. New venues are included in the comparable venue base following 24 full fiscal months of operations. Same venue sales is a key performance indicator used within the Topgolf industry and is indicative of acceptance of Topgolf initiatives as well as local economic and consumer trends.
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
Current Economic Conditions
A significant portion of the Company’s business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency forward contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency rates in the short-term, they do not eliminate those effects, which can be significant, and they do not mitigate their effects over the long-term. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies and (iii) the mark-to-market adjustments of the Company’s foreign currency forward contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. Fluctuations in foreign currencies had an unfavorable impact on international net revenues of $50.4 million and $110.3 million for the three and nine months ended September 30, 2022, respectively, relative to the same periods in the prior year. The Company anticipates that changes in foreign currencies will continue to have a significant unfavorable impact on net revenues and operating results for the duration of 2022 and 2023.
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

During most of 2022, the Company experienced longer lead times on inventory shipments due to significant port delays and container shortages in the U.S. and internationally. As a result, the Company planned inventory purchases around these increased in-transit times in order to meet the heightened demand for its golf equipment and apparel products, and to also manage capacity at its suppliers by pulling-in inventory orders in preparation for the upcoming product launches. However, in-transit times improved during the third quarter and much of these inventory orders were received earlier than anticipated, creating an increase in inventory levels in the third quarter of 2022 compared to inventory levels in the same period in 2021, which were unusually low due to inventory shortages caused by supply chain constraints. A majority of inventory shipments received in the third quarter of 2022 is for 2023 product, therefore the Company anticipates continued higher inventory levels going into 2023. The Company believes the quality of its inventory is good and that it will be well positioned going into the golf season in 2023.
Results of Operations
Three-Month Periods Ended September 30, 2022 and 2021
Net Revenues
Despite significant foreign currency headwinds in the third quarter of 2022, net revenues increased $132.0 million (or 15.4%) to $988.5 million compared to $856.5 million in the third quarter of 2021, driven by increases across the Company’s three operating segments. Fluctuations in foreign currencies had an unfavorable impact on net revenues of $50.4 million in the third quarter of 2022 compared to the same period in 2021. Net revenues by operating segment and major geographic region are presented below (dollars in millions):

	Three Months Ended September 30,		Growth		Non-GAAP Constant Currency Growth vs. 2021
	2022	2021	Dollars	Percent	Percent
Net revenues:
Topgolf	$413.8	$333.8	$80.0	24.0%	24.8%
Golf Equipment	296.7	289.6	7.1	2.5%	9.3%
Active Lifestyle	278.0	233.1	44.9	19.3%	31.2%
	$988.5	$856.5	$132.0	15.4%	21.3%

For further discussion of each operating segment’s results, see "Operating Segment Results for the Three Months Ended September 30, 2022 and 2021" below.

	Three Months Ended September 30,		Growth		Non-GAAP Constant Currency Growth vs. 2021
	2022	2021	Dollars	Percent	Percent
Net revenues(1):
United States	$684.8	$552.9	$131.9	23.9%	23.9%
Europe	141.9	157.2	(15.3)	(9.7%)	5.9%
Asia	138.7	125.2	13.5	10.8%	30.7%
Rest of world	23.1	21.2	1.9	9.0%	13.7%
	$988.5	$856.5	$132.0	15.4%	21.3%

(1) As of January 1, 2022, the Company modified the composition of its regions and combined Japan, Korea, China, South-East Asia and India into a single Asia region. These regions, except for Japan, were previously reported within rest of world. As a result of this change, net revenues by region for the period presented in the prior year were recast to conform to the current year presentation.

The increases in net revenues by major geographic region are as follows:
•The 23.9% increase in net revenues in the United States was primarily driven by growth in the Topgolf business combined with strong demand for TravisMathew apparel and golf equipment products.
•The 9.7% decrease in Europe was driven by the significant unfavorable impact from changes in foreign currency exchange rates, primarily on revenues denominated in Euros and British Pounds. On a constant currency basis, net revenues increased 5.9% due to strong sales of Jack Wolfskin apparel.
•The 10.8% increase in Asia (30.7% constant currency) was primarily driven by strong demand for golf equipment products combined with the addition of the Callaway-branded apparel business in Korea effective July 1, 2021. This increase was partially offset by the significant unfavorable impact from changes in foreign currency exchange rates, primarily on revenues denominated in Japanese Yen and Korean Won.
•The 9.0% increase in rest of world (13.7% constant currency) was driven by strong demand for golf equipment and apparel products in Canada and Latin America.
Costs and Expenses
Cost of products increased $42.3 million (or 14.7%) to $330.7 million in the third quarter of 2022 compared to the same period in 2021. Cost of products is highly variable in nature and this increase is due to the increase in product sales in the third quarter of 2022, combined with an increase in freight and overall commodity costs due to inflationary pressures. These increases were partially offset by the favorable impact of foreign currency exchange rates.
Cost of services increased $8.2 million (or 20.5%) to $48.2 million in the third quarter of 2022 compared to the same period in 2021 primarily due to the opening of six new owned and operated Topgolf venues since September 30, 2021. Cost of services includes the cost of food and beverage sold in the Company’s Topgolf venues as well as certain costs associated with licensing the Company’s Toptracer ball-flight tracking technology.
Other venue expenses, comprised of depreciation and amortization, employee costs, rent, utilities, and other costs associated with Topgolf venues, increased $71.7 million (or 33.2%) to $287.6 million in the third quarter of 2022 compared to $215.9 million in the same period in 2021 primarily due to the opening of 6 new owned and operated Topgolf venues since September 30, 2021, combined with rising occupancy and utility costs due to inflationary pressures.
Selling, general and administrative expenses increased $7.0 million (or 3.2%) to $224.7 million (22.7% of net revenues) in the third quarter of 2022 compared to the third quarter of 2021. This increase is primarily due to higher spending in order to support a larger business, including employee costs and IT infrastructure improvements, combined with increases caused by inflation. These increases were partially offset by the favorable impact of foreign currency exchange rates.
Research and development expenses increased $3.4 million (or 21.5%) to $19.2 million (1.9% of net revenues) in the third quarter of 2022 compared to the third quarter of 2021 primarily due to increases in employee headcount.
Venue pre-opening costs increased $7.2 million (or 266.7%)to $9.9 million (1.0% of net revenues) in the third quarter of 2022 compared to the third quarter of 2021 primarily due to an increase in the number of venues under construction from eight as of September 30, 2021 to twelve as of September 30, 2022.
Other Income and Expense
Net interest expense increased $7.7 million to $36.4 million in the third quarter of 2022 compared to the third quarter of 2021 primarily due to additional deemed landlord financing (“DLF”) obligations related to new Topgolf venues that have opened since September 30, 2021, and higher variable rates on the Company’s term loans and asset-based credit facility. This increase is partially offset by a decrease in discount amortization expense associated with the Convertible Notes as the result of the adoption of ASU 2020-06 as of January 1, 2022, which resulted in the de-recognition of the original issue discount. See Note 6 “Financing Arrangements” in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.
Other income increased $4.1 million to $7.0 million in the third quarter of 2022 compared to the third quarter of 2021 primarily due to an increase in net foreign currency gains.

Income Taxes
The Company’s provision for income taxes decreased $65.9 million to $0.3 million in the third quarter of 2022, compared to the third quarter of 2021. As a percentage of pre-tax income, the Company’s effective tax rate was 0.8% in the third quarter of 2022 compared to 131.8% in the third quarter of 2021. The Company’s effective tax rate for the third quarter of 2022 was impacted by the release of valuation allowances on the Company’s deferred tax assets. The Company’s effective tax rate for the third quarter of 2021 was primarily impacted by utilizing the annual effective tax rate method in the third quarter instead of the discrete effective tax rate method, which was used in the second quarter of 2021. Excluding these items, the Company’s effective tax rate would have been 12.5% in the third quarter of 2022 compared to 36.8% in the third quarter of 2021. For further discussion see Note 11 “Income Taxes” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net Income (Loss)
Net income for the third quarter of 2022 increased $54.5 million to $38.5 million compared to a net loss of $16.0 million in the third quarter of 2021. Diluted earnings per share increased $0.29 to $0.20 in the third quarter of 2022 compared to a diluted loss per share of $0.09 in the third quarter of 2021.
On a non-GAAP basis, excluding the items described in the table below, the Company’s net income and diluted earnings per share for the third quarter of 2022 would have been $44.6 million and $0.23 per share, respectively, compared to $26.3 million and $0.14 per share, respectively, for the comparative period in 2021. Fully diluted shares were 201.8 million shares of common stock in the third quarter of 2022, an increase of 15.8 million shares compared to 186.0 million shares in the third quarter of 2021. The increased share count includes the impact of calculating the Convertible Notes under the if-converted method due to the adoption of ASU 2020-06 as of January 1, 2022. The increase in non-GAAP earnings in 2022 resulted primarily from strong sales across all operating segments combined with the release of income tax valuation allowances. These increases were partially offset by significant foreign currency headwinds combined with inflationary pressures and an increase in interest expense.

The following tables present a reconciliation of the Company’s as-reported results for the three months ended September 30, 2022 and 2021 to the Company’s non-GAAP results reported above for the same periods (in millions, except per share information):

	Three Months Ended September 30, 2022
	GAAP	Non-Cash Amortization and Depreciation (1)	Non-Recurring Items (2)	Tax Valuation Allowance (3)	Non-GAAP
Net income (loss)	$38.5	$(5.9)	$(4.8)	$4.6	$44.6
Diluted earnings (loss) per share	$0.20	$(0.03)	$(0.02)	$0.02	$0.23
Weighted-average shares outstanding(4)	201.8	201.8	201.8	201.8	201.8

	Three Months Ended September 30, 2021
	GAAP	Non-Cash Amortization and Depreciation (1)	Non-Cash Amortization of Discount on Convertible Notes (5)	Acquisition and Non-Recurring Items (6)	Tax Valuation Allowance (3)	Non-GAAP (7)
Net (loss) income	$(16.0)	$(5.8)	$(2.0)	$(1.7)	(32.8)	$26.3
Diluted (loss) earnings per share	$(0.09)	$(0.03)	$(0.01)	$(0.01)	$(0.18)	$0.14
Weighted-average shares outstanding	186.0	186.0	186.0	186.0	186.0	193.9

(1) Includes the amortization and depreciation of acquired intangible assets and purchase accounting adjustments.
(2) Primarily includes a pre-tax impairment loss of $4.8 million related to an underperforming premerger Topgolf concept location, in addition to $1.4 million of implementation costs associated with new ERP systems stemming from acquisitions.

(3) In 2021, the Company recognized a valuation allowance against certain deferred tax assets in connection with the merger with Topgolf. Based on the Company’s ongoing assessment, a portion of the valuation allowance was released in 2022, and additional valuation allowances were recorded in 2021.

(4) Weighted average shares outstanding for the three months ended September 30, 2022 includes the impact of calculating the Convertible Notes under the if-converted method due to the adoption of ASU 2020-06 as of January 1, 2022. For purposes of calculating diluted earnings per share, after-tax interest expense of $1.6 million is added back to net income as the Convertible Notes are assumed converted as of January 1, 2022.

(5) Represents the pre-tax non-cash amortization of the discount associated with the Convertible Notes issued in May 2020. Starting January 1, 2022, as a result of the adoption of ASU 2020-06, amortization expense is no longer recognized due to the de-recognition of the discount.

(6) Primarily includes $1.3 million of pre-tax transition costs associated with the merger with Topgolf, in addition to costs associated with IT initiatives primarily at Topgolf and Jack Wolfskin.
(7) Non-GAAP diluted earnings per share for the three months ended September 30, 2021 was calculated using the diluted weighted average outstanding shares, as earnings on a non-GAAP basis resulted in net income after giving effect to pro forma adjustments.

Operating Segment Results for the Three Months Ended September 30, 2022 and 2021
The Company evaluates the performance of its operating segments based on segment operating income. Management uses total segment operating income as a measure of its operational performance, which excludes corporate overhead and certain non-recurring and non-cash charges.
Profitability by operating segment is summarized as follows (dollars in millions):

	Three Months Ended September 30,		Growth		Non-GAAP Constant Currency Growth vs. 2021(1)
	2022	2021	Dollars	Percent	Percent
Net revenues:
Venues(2)	$399.5	$317.6	$81.9	25.8%	26.3%
Other business lines(2)	14.3	16.2	(1.9)	(11.7)%	(4.9)%
Topgolf	413.8	333.8	80.0	24.0%	24.8%
Golf clubs	221.4	229.3	(7.9)	(3.4)%	3.8%
Golf balls	75.3	60.3	15.0	24.9%	30.2%
Golf Equipment	296.7	289.6	7.1	2.5%	9.3%
Apparel	181.4	150.2	31.2	20.8%	33.0%
Gear, accessories, & other	96.6	82.9	13.7	16.5%	28.0%
Active Lifestyle	278.0	233.1	44.9	19.3%	31.2%
Total net revenues	$988.5	$856.5	$132.0	15.4%	21.3%

Segment operating income:
Topgolf	$23.6	$23.9	$(0.3)	(1.3)%
Golf Equipment	49.6	45.8	3.8	8.3%
Active Lifestyle	28.1	34.6	(6.5)	(18.8)%
Total segment operating income	101.3	104.3	(3.0)	(2.9)%
Reconciling Items(3)	(33.1)	(28.3)	(4.8)	17.0%
Total operating income	68.2	76.0	(7.8)	(10.3)%
Interest expense, net	(36.4)	(28.7)	(7.7)	26.8%
Other income, net	7.0	2.9	4.1	141.4%
Total income before income taxes	$38.8	$50.2	$(11.4)	(22.7)%

(1) Calculated by applying 2021 exchange rates to 2022 reported sales in regions outside the United States.
(2) As of January 1, 2022, in order to align with the Company’s current management reporting structure, the Company began reporting revenues associated with corporate advertising sponsorship contracts in the venues business line within the Topgolf operating segment. These revenues were previously included in other business lines. In order to conform to the current year presentation, revenue associated with corporate advertising sponsorship contracts of $4.0 million for the three months ended September 30, 2021 was reclassified from other business lines to venues for comparative purposes.

(3) Reconciling items for the third quarter of 2022 and 2021 include corporate general and administrative expenses not utilized by management in determining segment profitability, as well as non-cash amortization and depreciation expense, and acquisition and non-recurring items discussed above in the reconciliation of the Company's results to non-GAAP results.

Topgolf
In the third quarter of 2022, net revenues for Topgolf increased $80.0 million (or 24.0%) compared to the third quarter of 2021. This increase resulted from the opening of six new owned and operated Topgolf locations since the third quarter of 2021, combined with an increase in same venue sales, which was driven by increases in walk-in traffic and event bookings. The $0.3 million (or 1.3%) decrease in segment operating income was primarily due to a planned increase in pre-opening expenses, in addition to increases in marketing and labor costs due to growth and inflationary pressures, partially offset by price increases.

Golf Equipment
In the third quarter of 2022, net revenues for Golf Equipment and segment operating income increased $7.1 million (or 2.5%) and $3.8 million (or 8.3%), respectively, compared to the third quarter of 2021. The increase in revenues was driven by revenue growth in golf ball sales due to continued brand momentum and high demand combined with an increase in inventory supply. This was partially offset by a small decline in golf club sales, primarily due to the negative impact of foreign currency headwinds combined with the timing of region-specific products, which were launched in the first quarter in 2022 compared to the third quarter in 2021. On a constant currency basis, sales of golf clubs would have increased 3.8%. The increase in operating income was driven by the increase in net revenues, partially offset by unfavorable foreign currency and increased freight expense and other inflationary pressures, which the Company was able to generally offset through price increases, sales volume and efficiencies.
Active Lifestyle
In the third quarter of 2022, net revenues for Active Lifestyle increased $44.9 million (or 19.3%) compared to the third quarter of 2021, driven by continued brand momentum of TravisMathew apparel products combined with growth from additional retail locations and corporate sales, and Callaway apparel due to growth from the new apparel business in Korea. Net revenues of Jack Wolfskin apparel were flat compared to the third quarter of 2021 due to significant foreign currency headwinds, which outpaced the growth in the brand in the third quarter of 2022. On a constant currency basis, sales of Jack Wolfskin would have increased 15.6%. The $6.5 million (or 18.8%) decline in segment operating income was driven by significant foreign currency headwinds and increased freight expense and other inflationary pressures, which were partially offset by price increases.
Nine-Month Periods Ended September 30, 2022 and 2021
Net Revenues
The Company’s net revenues for the nine months ended September 30, 2022 increased $722.7 million (or 29.8%) to $3,144.4 million compared to $2,421.7 million in the comparable period of 2021. This increase reflects increases in all three operating segments and all major geographic regions, in addition to significant unfavorable foreign currency headwinds of $110.3 million. Net revenues by operating segment and major geographic region are presented below (dollars in millions):

	Nine Months Ended September 30,		Growth		Non-GAAP Constant Currency Growth vs. 2021
	2022	2021	Dollars	Percent	Percent
Net revenues:
Topgolf	$1,139.5	$751.8	$387.7	51.6%	52.4%
Golf Equipment	1,216.6	1,067.8	148.8	13.9%	18.7%
Active Lifestyle	788.3	602.1	186.2	30.9%	39.7%
	$3,144.4	$2,421.7	$722.7	29.8%	34.4%

	Nine Months Ended September 30,		Growth		Non-GAAP Constant Currency Growth vs. 2021
	2022	2021	Dollars	Percent	Percent
Net revenues(1):
United States	$2,194.7	$1,583.9	$610.8	38.6%	38.6%
Europe	417.7	386.5	31.2	8.1%	21.3%
Asia	432.6	364.5	68.1	18.7%	33.9%
Rest of world	99.4	86.8	12.6	14.5%	18.8%
	$3,144.4	$2,421.7	$722.7	29.8%	34.4%

(1) As of January 1, 2022, the Company modified the composition of its regions and combined Japan, Korea, China, South-East Asia and India into a single Asia region. These regions, except for Japan, were previously reported within rest of world. As a result of this change, net revenues by region for the period presented in the prior year were recast to conform to the current year presentation.

The increases in net revenues by major geographic region are as follows:
•The 38.6% increase in net revenues in the United States was primarily driven by a full nine months of Topgolf sales compared to seven months in 2021 due to the timing of the merger, combined with growth in the business resulting from the opening of new venues, strong walk-in traffic and an increase in event bookings, as well as strong demand for golf equipment products, TravisMathew apparel and Callaway-branded soft goods.
•The 8.1% increase in Europe (21.3% constant currency) was primarily driven by a full nine months of Topgolf sales compared to seven months in 2021 due to the timing of the merger, strong Jack Wolfskin apparel sales, and increased demand for Callaway, OGIO, and TravisMathew-branded products, partially offset by the unfavorable impact of changes in foreign currency.
•The 18.7% increase in Asia (33.9% constant currency) was primarily driven by strong brand momentum in golf equipment, in addition to incremental revenues from the new apparel business in Korea. These increases were partially offset by a decline in sales of Jack Wolfskin products in China resulting from widespread COVID-19 related restrictions in 2022, combined with the unfavorable impact of changes in foreign currency.
•The 14.5% increase in rest of world (18.8% constant currency) was driven by strong demand for golf equipment and apparel in Canada, Australia, and Latin America, partially offset by the unfavorable impact of changes in foreign currency.
Costs and Expenses
Costs of products increased $228.5 million to $1,142.5 million for the nine months ended September 30, 2022 compared to $914.0 million for the same period in 2021. The Company’s cost of products are highly variable in nature and this increase is due to the significant increase in sales volumes in the first nine months of 2022, and an increase in freight and overall commodity costs due to inflationary pressures, in addition to cost of products related to retail merchandise sold at Topgolf venues, which reflect a full nine months of sales in 2022 compared to seven months in 2021 due to the timing of the merger. These increases were partially offset by the favorable impact of changes in foreign currency exchange rates.
Costs of services, which consist of the cost of food and beverage sold in the Company’s Topgolf venues as well as certain costs associated with licensing the Company’s Toptracer ball-flight tracking technology, increased $42.5 million (or 45.3%) to $136.3 million in the nine months ended September 30, 2022 compared to $93.8 million in the same period in 2021. The increase is primarily due to the addition of six Topgolf venues since September 30, 2021, in addition to incremental two months of expenses from Topgolf due to the timing of the merger in 2021.

Other venue expenses, which consist of depreciation and amortization, employee costs, rent, utilities, and other costs associated with Topgolf venues, increased by $296.6 million (or 61.3%) to $780.2 million in the nine months ended September 30, 2022 compared to $483.6 million in the same period in 2021 primarily due to the addition of six additional owned and operated Topgolf venues since September 30, 2021, and planned increases in marketing and labor costs, in addition to incremental expenses from Topgolf due to the timing of the merger in 2021.
Selling, general and administrative expenses increased by $107.7 million to $720.4 million (22.9% of net revenues) in the nine months ended September 30, 2022 compared to $612.7 million (25.3% of net revenues) in the comparable period of 2021. This increase reflects a full nine months of expenses at Topgolf in 2022 compared to seven months in 2021 due to the timing of the merger. The remaining increase was driven by higher spending to support a larger business, including employee costs resulting primarily from increased headcount, advertising, marketing and tour expenses, and professional fees, including fees associated with the implementation of IT systems for Topgolf and Jack Wolfskin. These increases were partially offset by the favorable impact of changes in foreign currency exchange rates.
Research and development expenses increased $6.6 million to $55.4 million (1.8% of net revenues) in the nine months ended September 30, 2022 compared to $48.8 million (2.0% of net revenues) during the same period in 2021, primarily due to an increase in employee costs resulting from increased headcount.
Venue pre-opening costs increased $8.7 million to $18.1 million (0.6% of net revenues) in the nine months ended September 30, 2022 compared to $9.4 million (0.4% of net revenues) during the same period in 2021 primarily due to incremental expense from Topgolf due to the timing of the merger in 2021, in addition to an increase in the number of venues under construction from eight as of September 30, 2021 to twelve as of September 30, 2022, as well as five new owned and operated venue openings in the first nine months of 2022.
Other Income and Expense
Net interest expense increased $25.2 million to $100.3 million in the nine months ended September 30, 2022 compared to $75.1 million in the comparable period of 2021, primarily due to Topgolf contributing a full nine months of interest expense in 2022 compared to seven months in 2021 due to the timing of the merger, as well as additional DLF obligations related to new Topgolf venues that have opened since September 30, 2021 and higher variable rates on the Company’s term loans and asset-based credit facility. This increase is partially offset by a decrease in discount amortization expense associated with the Convertible Notes as the result of the adoption of ASU 2020-06 as of January 1, 2022, which resulted in the de-recognition of the original issue discount. See Note 6 “Financing Arrangements” in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.
In the nine months ended September 30, 2021, as a result of the merger with Topgolf, the Company wrote-up the value of its pre-merger shares of Topgolf to their fair value and recorded a gain of $252.5 million.
Other income increased to $26.9 million in the nine months ended September 30, 2022 compared to $9.5 million in the comparable period of 2021 primarily due to an increase in net foreign currency gains.
Income Taxes
The Company’s provision for income taxes decreased $110.6 million to an income tax benefit of $12.5 million for the nine months ended September 30, 2022, compared to an income tax provision of $98.1 million in the comparable period of 2021. As a percentage of pre-tax income, the Company’s effective tax rate for the first nine months of 2022 decreased to a benefit of 5.7% compared to a provision of 22.0% in the comparable period of 2021. The Company’s effective tax rate for the nine months ended September 30, 2022 was impacted by the release of valuation allowances on the Company’s deferred tax assets. The Company’s effective tax rate for the nine months ended September 30, 2021 was impacted by excluding the nontaxable book gain on the Company’s pre-merger Topgolf shares for tax purposes, partially offset by the establishment of valuation allowances on the Company’s deferred tax assets. Excluding these items, the Company’s effective tax rate would have been 16.3% for the nine months ended September 30, 2022, compared to 30.5% for the same period in 2021. For further discussion see Note 11 “Income Taxes” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Net Income (Loss)
Net income for the nine months ended September 30, 2022 decreased to $230.6 million compared to $348.2 million in the comparable period of 2021. Diluted earnings per share decreased by $0.86 to $1.17 per share in the first nine months of 2022 compared to $2.03 in the same period in 2021.
On a non-GAAP basis, excluding the items described in the table below, the Company’s net income and diluted earnings per share for the nine months ended September 30, 2022 would have been $209.0 million and $1.06 per share, respectively, compared to $173.4 million and $1.01 per share, respectively, for the comparative period in 2021. Fully diluted shares in the nine months ended September 30, 2022 were 201.0 million shares of common stock compared to 171.2 million shares for the comparative period in 2021. The increased share count includes the full dilution from the shares issued at the closing of the merger with Topgolf on March 8, 2021, combined with the impact of calculating the Convertible Notes under the if-converted method due to the adoption of ASU 2020-06 as of January 1, 2022. The increase in non-GAAP earnings in 2022 resulted primarily from a $23.1 million increase in operating income, which reflects incremental results from Topgolf and strong sales across all operating segments, major product categories and major geographic regions, despite increases in operating expenses to support a larger organization, significant foreign currency headwinds and increased freight expense and other inflationary pressures. In addition, other income increased $17.4 million due to increased foreign currency hedging gains. These increases were partially offset by a $32.7 million increase in interest expense resulting from deemed landlord financing interest on additional Topgolf venues combined with the impact of higher variable rates on the Company’s long-term debt and asset based-credit facility.
The following tables present a reconciliation of the Company’s results for the nine months ended September 30, 2022 and 2021 to the Company's non-GAAP results reported above for the same periods (in millions, except per share information):

	Nine Months Ended September 30, 2022
	GAAP	Non-Cash Amortization and Depreciation(1)	Non-Recurring Items(2)	Tax Valuation Allowance(3)	Non-GAAP
Net income (loss)	$230.6	$(16.0)	$(10.4)	$48.0	$209.0
Diluted earnings (loss) per share	$1.17	$(0.08)	$(0.05)	$0.24	$1.06
Weighted-average shares outstanding(4)	201.0	201.0	201.0	201.0	201.0

	Nine Months Ended September 30, 2021
	GAAP	Non-Cash Acquisition Amortization and Depreciation(1)	Non-Cash Amortization of Discount on Convertible Notes(5)	Acquisition and Other Non-Recurring Items(6)	Tax Valuation Allowance(3)	Non-GAAP
Net income (loss)	$348.2	$(15.4)	$(5.9)	$235.1	$(39.0)	$173.4
Diluted earnings (loss) per share	$2.03	$(0.09)	$(0.03)	$1.37	$(0.23)	$1.01
Weighted-average shares outstanding	171.2	171.2	171.2	171.2	171.2	171.2

(1) Includes the amortization and depreciation of acquired intangible assets and purchase accounting adjustments.
(2) Includes pre-tax impairment losses of $5.9 million related to an underperforming premerger Topgolf concept location and the suspension of business operations in Russia, $3.6 million of implementation costs associated with new ERP systems stemming from acquisitions, and $3.5 million for legal and credit agency fees related to a postponed debt refinancing.

(3) In 2021, the Company recognized a valuation allowance against certain deferred tax assets in connection with the merger with Topgolf. Based on the Company’s ongoing assessment, a portion of the valuation allowance was released in 2022, and additional valuation allowances were recorded in 2021.

(4) The weighted average shares outstanding for the nine months ended September 30, 2022 includes the impact of calculating the Convertible Notes under the if-converted method due to the adoption of ASU 2020-06 as of January 1, 2022. For purposes of calculating diluted earnings per share, interest expense of $4.8 million is added back to net income as the Convertible Notes are assumed converted as of January 1, 2022.

(5) Represents the non-cash amortization of the discount associated with the Convertible Notes issued in May 2020. Starting January 1, 2022, as a result of the adoption of ASU 2020-06, amortization expense is no longer recognized due to the de-recognition of the discount.

(6) Includes pre-tax charges of $19.6 million for transaction and transition costs related to the merger with Topgolf, $2.4 million for IT implementation initiatives at Jack Wolfskin and Topgolf, and a $252.5 million gain related to the fair value step-up of the Company’s pre-acquisition investment in Topgolf.

Operating Segment Results for the Nine Months Ended September 30, 2022 and 2021 (in millions)

	Nine Months Ended September 30,		Growth		Non-GAAP Constant Currency Growth vs. 2021(1)
	2022	2021	Dollars	Percent	Percent
Net revenues:
Venues(2)	$1,089.4	$710.8	$378.6	53.3%	53.7%
Other business lines(2)	50.1	41.0	$9.1	22.2%	29.5%
Topgolf	1,139.5	751.8	$387.7	51.6%	52.4%
Golf clubs	959.6	865.7	$93.9	10.8%	16.0%
Golf balls	257.0	202.1	$54.9	27.2%	30.6%
Golf Equipment	1,216.6	1,067.8	$148.8	13.9%	18.7%
Apparel	456.7	336.9	$119.8	35.6%	45.0%
Gear, accessories, & other	331.6	265.2	$66.4	25.0%	32.9%
Active Lifestyle	788.3	602.1	$186.2	30.9%	39.7%
Total net revenues	$3,144.4	$2,421.7	$722.7	29.8%	34.4%

Segment operating income:
Topgolf	$74.3	$52.1	$22.2	42.6%
Golf Equipment	250.7	228.8	21.9	9.6%
Active Lifestyle	77.3	70.8	6.5	9.2%
Total segment operating income	402.3	351.7	50.6	14.4%
Reconciling Items(3)	(110.8)	(92.3)	(18.5)	20.0%
Total operating income	291.5	259.4	32.1	12.4%
Gain on Topgolf investment(4)	—	252.5	(252.5)	(100.0)%
Interest expense, net	(100.3)	(75.1)	(25.2)	33.6%
Other income, net	26.9	9.5	17.4	183.2%
Total income before income taxes	$218.1	$446.3	$(228.2)	(51.1)%

(1) Calculated by applying 2021 exchange rates to 2022 reported sales in regions outside the United States.
(2) As of January 1, 2022, in order to align with the Company’s current management reporting structure, the Company began reporting revenues associated with corporate advertising sponsorship contracts in the venues business line within the Topgolf operating segment. In 2021, these revenues were included in other business lines. In order to conform to the current year presentation, revenue of $8.7 million associated with corporate advertising sponsorship contracts recognized from the merger date through September 30, 2021, was reclassified from other business lines to venues for comparative purposes.

(3) Reconciling items for the nine months ended September 30, 2022 and 2021 include corporate general and administrative expenses not utilized by management in determining segment profitability, as well as non-cash amortization and depreciation expense, and acquisition and non-recurring items discussed above in the reconciliation of the Company's results to non-GAAP results.

(4) Represents the gain to step-up the Company’s former investment in Topgolf to its fair value in connection with the merger. See Note 10. “Selected Financial Data” in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q.

Topgolf
During the nine months ended September 30, 2022, Topgolf net revenues and segment operating income increased $387.7 million (or 51.6%) and $22.2 million (or 42.6%), respectively, compared to the same period in 2021, which reflect Topgolf results for nine months in 2022 compared to seven months in 2021 due to the timing of the merger. In addition, the increase in net revenues was due to the opening of six new owned and operated venues since September 2021, combined with an increase in same venue sales, which was driven by increases in walk-in traffic and event bookings. The increase in segment operating income reflects the impact of price increases, which partially offset inflationary pressures in labor and other operating overhead costs.

Golf Equipment
During the nine months ended September 30, 2022, net revenue and operating income for Golf Equipment increased $148.8 million (or 13.9%) and $21.9 million (or 9.6%), respectively, compared to the same period in 2021. On a constant currency basis, net revenues of golf equipment increased 18.7%. The increase in net revenues was primarily attributable to continued overall brand momentum and high demand for the current year Rogue line of golf clubs and Chrome Soft and Supersoft golf ball product lines, coupled with improved inventory supply at retail. The increase in operating income was due to increases in sales volume and average selling prices, partially offset by an increase in operating expenses to support the growth in the business combined with inflationary pressures, in addition to increased freight expense and the unfavorable impact of changes in foreign currency rates.
Active Lifestyle
During the nine months ended September 30, 2022, Active Lifestyle net revenues and segment operating income increased $186.2 million (or 30.9%), and $6.5 million (or 9.2%), respectively, compared to the same period in 2021. These increases were primarily due to a $119.8 million (or 35.6%) increase in apparel sales and a $66.4 million (or 25.0%) increase in sales of gear, accessories and other. The increase in apparel was driven by continued brand momentum of TravisMathew apparel products combined with growth from additional retail locations and licensing revenues, increased sales of Callaway Golf accessories including golf bags and footwear in addition to the new apparel business in Korea, and increased sales volume of Jack Wolfskin apparel and the re-opening of retail stores in Europe, which were closed for the majority of the first half of 2021 due to COVID-19 restrictions. The increase in segment operating income reflects increases in average selling prices and sales volume, which were partially offset by the impact of inflation resulting in higher input costs and freight, as well as incremental costs associated with the addition of the new Callaway apparel business in Korea in the third quarter of 2021, and the unfavorable impact of foreign currency rates.
Financial Condition
The Company’s cash and cash equivalents decreased $151.9 million to $200.3 million at September 30, 2022 from $352.2 million at December 31, 2021. The decrease in cash and cash equivalents during the nine months ended September 30, 2022 was primarily related to cash used in investing activities of $353.6 million, partially offset by cash provided by operations of $34.6 million and cash provided by financing activities of $165.3 million. During the nine months ended September 30, 2022, the Company used its cash and cash equivalents as well as cash provided by its operations and financing activities, which was primarily related to proceeds from borrowings on its long-term debt and credit facilities, and proceeds from lease financings, to fund its operations and for the development of Topgolf venues and other capital expenditures, repay amounts outstanding under its long-term debt facilities, pay contingent earn-out obligations, and repurchase shares of its common stock. The Company believes that its existing funds combined with cash generated from its operating activities, existing sources of and access to capital and any future financings, as necessary, are adequate to fund the Company’s future operations. For further information related to the Company’s financing arrangements, see Note 6 “Financing Arrangements,” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 and “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q.
The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business, and is also affected by the timing of new product launches. With respect to the Company’s Golf Equipment business, accounts receivable will generally be highest during the first and second quarters, primarily due to the seasonal peak in the golf industry, and will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. The Company’s Active Lifestyle accounts receivable balances are generally higher during the third and fourth quarters, primarily due to the seasonal nature of the Jack Wolfskin business, whose products are significantly geared towards the fall and winter seasons. On March 8, 2021, the Company completed its merger with Topgolf, which primarily records revenue and collects payment at point-of-sale for most of its venue business. Therefore, Topgolf’s accounts receivable balance is smaller than the Company’s other business segments and primarily consists of media sponsorship receivables. As of September 30, 2022, the Company’s net accounts receivable increased to $275.0 million from $105.3 million at December 31, 2021. The increase primarily reflects the Company's seasonality relative to its Active Lifestyle sales. The Company’s net accounts receivable as of September 30, 2022 increased $19.8 million compared to September 30, 2021 primarily due to an increase in net revenues of $132.0 million for the third quarter of 2022 compared to the third quarter of 2021. This increase was primarily due to strong performance across all three of the Company’s operating segments.

The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company’s Golf Equipment business, the buildup of inventory generally begins during the fourth quarter and continues into the first quarter and beginning of the second quarter in order to meet increased demand during the height of the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Active Lifestyle inventory levels start to increase during the second quarter and continue to increase into the third and fourth quarters primarily due to the seasonal nature of the Company’s Jack Wolfskin business, whose products are significantly geared towards the fall and winter seasons. Topgolf is primarily a services business with lower inventory balances than the Company’s other business segments, with the inventory balances primarily consisting of food and beverage as well as retail merchandise and Toptracer inventory. The Company’s inventory increased $188.8 million to $722.3 million as of September 30, 2022 compared to December 31, 2021, and $337.0 million compared to September 30, 2021. These increases were primarily driven by the earlier timing of inventory receipts due to shortened lead times on inventory shipments. In addition, inventory levels were unusually low in 2021 due to supply chain constraints, which contributed to inventory shortages. Although lead times decreased, the Company planned for higher inventory levels in order to meet the increased demand for apparel and golf equipment products, support growth in the Topgolf business, and prepare for the upcoming golf season in 2023.
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
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for the Company’s products, supply chain challenges, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2021). As of September 30, 2022, the Company had $659.4 million in cash and availability under its credit facilities, which is a decrease of $258.6 million compared to September 30, 2021. Information about the Company’s credit facilities and long-term debt is presented in Note 6 “Financing Arrangements” in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by this reference.
As of September 30, 2022, approximately 68.7% of the Company’s cash was held in regions outside of the United States. The Company continues to maintain its indefinite reinvestment assertion with respect to most jurisdictions in which it operates because of local cash requirements to operate its business. If the Company were to repatriate cash to the United States outside of settling intercompany balances, it may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against the Company’s U.S. tax liability, if any. Additionally, the Company may need to pay certain state income taxes.

Significant Cash Obligations
The table below summarizes certain significant cash obligations as of September 30, 2022 that will affect the Company’s future liquidity. The Company plans to utilize its liquidity (as described above) and its cash flows from business operations to fund its material cash requirements.

	Payments Due By Period
	Total	Remainder of 2022	2023 - 2024	2025 - 2026	Thereafter
	(in millions)
Long-term debt(1)	$1,102.3	4.8	31.7	1,019.4	46.4
Interest payments relating to long-term debt(2)	310.9	19.7	163.2	87.5	40.5
Finance leases, including imputed interest(3)	446.8	2.2	20.2	19.6	404.8
Operating leases, including imputed interest(4)	2,441.1	37.2	296.0	286.1	1,821.8
DLF obligations(5)	2,549.4	10.9	93.3	97.7	2,347.5
Minimum lease payments for leases signed but not yet commenced(6)	966.8	0.6	36.4	36.4	893.4
Capital commitments(7)	54.3	29.3	25.0	—	—
Unconditional purchase obligations(8)	104.3	25.4	59.8	17.3	1.8
Uncertain tax contingencies(9)	12.4	0.8	7.7	2.6	1.3
Total	$7,988.3	$130.9	$733.3	$1,566.6	$5,557.5

(1) Excludes unamortized debt discounts, unamortized debt issuance costs, and fair value adjustments. For further details, see Note 6 “Financing Arrangements,” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(2) Long-term debt may have fixed or variable interest rates. For further details, see Note 6 “Financing Arrangements,” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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

(6) Represents future minimum lease payments under lease agreements that have not yet commenced as of September 30, 2022 in relation to future Topgolf facilities. For further discussion, see Note 3 “Leases” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(7) Represents capital expenditure commitments under lease agreements for Topgolf venues under construction that have been signed as of September 30, 2022.
(8) During the normal course of its business, the Company enters into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. The amounts listed above approximate the minimum purchase obligations the Company is obligated to pay under these agreements over the next five years and thereafter as of September 30, 2022. The actual amounts paid under some of the agreements may be higher or lower than these amounts. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services during the normal course of business through purchase orders or other documentation or that are undocumented except for an invoice. For further details, see Note 12 “Commitments & Contingencies” in the Notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

(9) Amounts represent current and non-current portions of uncertain income tax positions as recorded on the Company’s Consolidated Condensed Balance Sheets as of September 30, 2022. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 11. “Income Taxes” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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

The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of indemnities, commitments and guarantees that the Company issued during the three and nine months ended September 30, 2022 was not material to the Company’s financial position, results of operations or cash flows.
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
Capital Expenditures
Total estimated capital expenditures for the year ending December 31, 2022, are expected to be approximately $325.0 million, comprised of $75.0 million for the Company’s legacy business and $250.0 million for the Topgolf business.
Critical Accounting Estimates
For the period ended September 30, 2022, there have been no material changes to the Company’s critical accounting estimates from the information reported in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company uses derivative financial instruments to mitigate its exposure to changes in foreign currency exchange rates and interest rates. Transactions involving these financial instruments are with creditworthy banks, primarily banks that are party to the Company’s credit facilities (see Note 6 “Financing Arrangements,” in the Notes to Consolidated Condensed Financial Statements in Part 1, Item 1 of this Form 10-Q). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.
Foreign Currency Fluctuations
Information about the Company’s foreign currency hedging activities is set forth in Note 15 “Derivatives and Hedging,” in the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at September 30, 2022 through its foreign currency forward contracts.
At September 30, 2022, the estimated loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $28.9 million. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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

Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 6 “Financing Arrangements,” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. The Company’s long-term borrowing commitments are subject to interest rate fluctuations, which could be material to the Company’s cash flows and results of operations. In order to mitigate this risk, the Company enters into interest rate hedges and swaps as part of its interest rate risk management strategy. Information about the Company’s interest rate hedges and swaps is provided in Note 15 “Derivatives and Hedging” in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on the Company’s cash flows and results of operations, the Company performed a sensitivity analysis as part of its risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $0.5 million over the 12-month period ending on September 30, 2022.
Inflation
The recent increase in inflation partially contributed to the increase in the cost of the Company’s products as well as operating costs. If the cost of the Company’s products, employee costs, or other costs continue to be subject to significant inflationary pressures, such inflationary pressure may have an adverse effect on the Company’s ability to maintain current levels of gross margin and selling, general and administrative expenses. Further, the Company may not be able to offset these increased costs through price increases. As a result, the Company’s inability to quickly respond to inflation could harm its cash flows and results of operations in the future.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2022, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Certain Factors Affecting Topgolf Callaway Brands
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Conversion of Convertible Notes
On July 5, 2022, in accordance with the terms of the indenture under which the Convertible Notes were issued, holders of the Company’s Convertible Notes elected to convert $0.5 million of Convertible Notes into 25,602 shares of the Company’s common stock. The Convertible Notes were converted at a conversion rate of 56.8 shares per $1,000 principal amount of Convertible Notes. The shares of common stock issued upon conversion of the Convertible Notes were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, provided by Sections 3(a)(9) and 4(a)(2) thereof.
Stock Purchases
In May 2022, the Company’s Board of Directors authorized a $100.0 million share repurchase program (the “2022 Repurchase Program”) under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and repurchase opportunities. The Company will assess market conditions, buying opportunities and other factors from time to time and will make strategic repurchases as appropriate. The repurchases will be made in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other factors, and the repurchases will be made consistent with the terms of the Company's credit facilities, which define the amount of stock that can be repurchased. The repurchase program does not require the Company to acquire a specific number of shares and it will remain in effect until completed or until terminated by the Board of Directors. As of September 30, 2022, no repurchases have been made under the 2022 Repurchase Program.
The following table summarizes the purchases by the Company during the third quarter of 2022. These repurchases represent the number of shares the Company withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended September 30, 2022
	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
July 1, 2022 - July 31, 2022	—	$—	—	$100,000,000
August 1, 2022 - August 31, 2022	46,383	23.95	—	100,000,000
September 1, 2022 - September 30, 2022	—	—	—	100,000,000
Total	46,383	$23.95	—	$100,000,000

(1) Total number of shares repurchased represent shares that the Company withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee equity-based incentive awards.

During the third quarter of 2022, the Company repurchased 46,383 shares of its common stock at an average cost per share of $23.95, for a total cost of $1.1 million, and were related to shares withheld to satisfy payroll tax withholding obligations as described above.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
None.

Item 6.    Exhibits

3.1
Third Restated Certificate of Incorporation of the Company, incorporated herein by this reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 6, 2022 (file no. 1-10962).

3.2
Eighth Amended and Restated Bylaws of the Company, incorporated herein by this reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 6, 2022 (file no. 1-10962).

10.1
Fifth Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of December 16, 2021, by and among the Company, certain subsidiaries of the Company, the financial institutions party thereto from time to time as lenders and Bank of America, N.A., as administrative agent and security trustee†

10.2
Sixth Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of September 23, 2022, by and among the Company, certain subsidiaries of the Company, the financial institutions party thereto from time to time as lenders and Bank of America, N.A., as administrative agent and security trustee, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 28, 2022 (file no. 1-10962).

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

TOPGOLF CALLAWAY BRANDS CORP.

By:	/s/ Jennifer Thomas
Jennifer Thomas
Senior Vice President and Chief Accounting Officer
Date: November 4, 2022