Form 10-K
period 2022-12-31
Topgolf Callaway Brands Corp.
filed 2023-03-01
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,831,794,054 based on the closing sales price of the registrant’s common stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and shares held in treasury, without conceding that any of the excluded parties are “affiliates” of the registrant for purposes of the federal securities laws.
As of February 20, 2023, the number of shares outstanding of the registrant’s common stock, $.01 par value, was 185,300,620.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC” or “Commission”) pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Shareholders, which is scheduled to be held on June 6, 2023. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2022.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. References to the “Company” include and refer to Topgolf Callaway Brands Corp. and its wholly-owned subsidiaries. Forward-looking statements can be identified by words such as: “may,” “should,” “will,” “could,” “would,” “anticipate,” “plan,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results, performance, prospects or growth and scale opportunities including, but not limited to, statements relating to future industry and market conditions, the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition and the impact of any measures taken to mitigate the effect thereof, strength and demand of the Company’s products and services, continued brand momentum, demand for golf and outdoor activities and apparel, continued investments in the business, increases in shareholder value, consumer trends and behavior, future industry and market conditions, the benefits of the merger with Topgolf International, Inc. (“Topgolf”), including the anticipated operations, venue/bay expansion plans, financial position, liquidity, performance, prospects or growth and scale opportunities of the Company, the strength of the Company’s brands, product lines and e-commerce business, geographic diversity, market recovery, availability of capital under the Company’s credit facilities, the capital markets or other sources, the Company’s conservation and cost reduction efforts, future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the Topgolf merger and the related financial impact of the future business and prospects of the Company, including TravisMathew, LLC (“TravisMathew”), OGIO International, Inc. (“OGIO”), JW Stargazer Holding GmbH (“Jack Wolfskin”) and Topgolf. These statements are based upon current information and the Company’s current beliefs, expectations and assumptions regarding the future of the Company’s business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:
•certain risks and uncertainties, including changes in capital markets or economic conditions, particularly the uncertainty related to inflation, and related decreases in consumer demand and spending and any severe or prolonged economic downturn;
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
•the Company’s ability to successfully integrate, operate and expand the retail stores of its TravisMathew and Jack Wolfskin businesses, Korea apparel business and venue locations of the Topgolf business;
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
•the effect of terrorist activity, armed conflict, the conflict between Russia and Ukraine, natural disasters or pandemic diseases, including without limitation the COVID-19 pandemic, on the economy generally, on the level of demand for the Company’s products or on the Company’s ability to manage its supply and delivery logistics in such an environment; and
•the general risks and uncertainties applicable to the Company and its business.
Investors should not place undue reliance on these forward-looking statements, which are based on current information and speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect new information or events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in this report, as well as the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K subsequently filed with the SEC from time to time.

Topgolf Callaway Brands Corp. Trademarks: The following marks and phrases, among others, are trademarks of the Company: Alpha Convoy, Apex, Apex DCB, Apex Pro, Apex Tour, APW, ArcLite, Arm Lock, At Home Outdoors, B21, Backstryke, Big Bertha, Big Bertha B21, Big Bertha REVA, Big T, Bird of Prey, Black Series, Bounty Hunter, C Nanuk, C Grind, Callaway, Callaway Capital, Callaway Golf, Callaway Media Productions, Callaway Super Hybrid, Callaway X, Capital, Chev, Chev 18, Chevron Device, Chrome Soft, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, Dawn Patrol, Demonstrably Superior And Pleasingly Different, Divine, Double Wide, Down Fiber, Eagle, Engage, Epic, Epic Flash, Epic Max, Epic Max LS, Epic Speed, ERC, ERC Soft, Everyone’s Game, Exo, Cage, Fast Tech Mantle, Fibercloud, FitDisc, Flash Face Technology, FlexContact, FlexShield, Forceplate, FT Optiforce, FT Performance, FT Tour, Function65, Fusion, Fusion Zero, GBB, GBB Epic, Gems, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Grom, Groove- In- Groove Technology, Heavenwood, Hersatility, Hex Aerodynamics, Hex Chrome, Hightail, HX, Hyper Dry, Hyper-Lite, Hyper Speed Face, I.D. Ball, Jack Wolfskin, Jailbird, Jailbreak, Jailbreak AI Speed Frame, Jailbreak AI Velocity Blades, JAWS Full Toe, Jewel Jam, Kings of Distance, Legacy, Life On Tour, Longer From Everywhere, Luxe, Mack Daddy, Mack Daddy CB, Magna, Majestic, MarXman, Mavrik, MD3 Milled, MD4 Tactical, MD5, MD 5 Jaws, Metal-X, Microguard, Microhinge Face Insert, Microhinge Star, Mission: Ambition, Nanuk, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Works, Offset Groove in Groove, OG, Ogio, OGIO ALPHA, Ogio Aero, OGIO ARORA, Ogio Convoy, OGIO CLUB, OGIO FORGE, OGIO ME, OGIO RENEGADE, OGIO SAVAGE, OGIO SHADOW, OGIO XIX, Opti Flex, Opti Grip, Opti Shield, OptiFit, Opti Vent, ORG 7, ORG 14, ORG 15, Paw Print, PRESTIGE 7, ProType, ⋅R⋅, RCH, Real Dome Technology, Red Ball, R-Moto, Renegade, Rig 9800, Rossie, Rogue ST, RSX, S2H2, Sabertooth, Shankstar, Shoxx, Shredder, Silencer, SLED, Slicestopper, SoftFast, Solaire, Speed Regime, Smoozip, Speed Step, Steelhead XR, Steelhead, Strata, Stroke Lab, Stormlock, Stronomic, Sub Zero, Superhot, Supersoft, SureOut, Swing Suite, TM, Tank, Tank Cruiser, Tech Series, Teron, Texapore, Texapore Ecosphere, TMCA, TopContender, TopChallenge, TopChip, TopDrive, TopGolf, TopGolf Crush, TopGolf Media, TopLife, Toptracer, Toptracer Range, TopScore, TopScramble, TopShot, TopPressure, Toe Up, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, TravisMathew TM logo, TriHot 5K, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Uptown, Vent Support System, Versa, VFT, VTec, W Grind, Warbird, Weather Series, Wedgeducation, White Hot, White Hot OG, White Hot Tour, White Ice, WireSupport, Wolfskin Tech Lab, Woode, World’s Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, X-ACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball.

Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operating results, cash flows and financial conditions.
Risks Related to the Company’s Industry and Business
•A reduction in the number of rounds of golf played or in the number of golf participants could adversely affect the Company’s sales.
•Unfavorable economic conditions, including as a result of inflation or otherwise, could have a negative impact on consumer discretionary spending and therefore negatively impact the Company’s results of operations, financial condition and cash flows.
•The Company may have limited opportunities for future growth in sales of golf clubs and golf balls.
•The Company, including Topgolf, its franchisees and licensees, may face increased labor costs or labor shortages that could slow growth and adversely affect its business, results of operations and financial condition.
•The COVID-19 pandemic has had, and may continue to have, a material and adverse effect on the Company’s business, financial condition, results of operations, supply and distribution chains and ability to manage its operations.
•A severe or prolonged economic downturn could adversely affect the Company’s customers’ financial condition, their levels of business activity and their ability to pay trade obligations.
•The Company faces intense competition in each of its markets and operating segments, and if it is unable to compete effectively, it could have a material adverse effect on its business, results of operations, financial condition and growth prospects.
•The Company’s expanding apparel business, and operation of related retail locations, is subject to various risks and uncertainties, and the Company’s growth and strategic plans may not be fully realized.
•Topgolf’s growth strategy depends in part on its and its franchisees’ ability to open new venues in existing and new markets.
•If the Company is unable to successfully manage the frequent introduction of new products in its golf equipment business that satisfy changing consumer preferences, it could significantly and adversely impact its financial performance and prospects for future growth.
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
•The Company’s business is subject to both seasonal and non-seasonal fluctuations, which could result in fluctuations in its operating results and stock price.
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
•The costs and availability of finished products, product components, raw materials and ingredients could affect the Company’s operating results.
•Any difficulties from strategic acquisitions that the Company pursues or consummates, including its recent merger with Topgolf, could adversely affect its business, financial condition and results of operations.
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
•Cyber-attacks, unauthorized access to, or accidental disclosure of, consumer personally-identifiable information that the Company collects may result in significant expense and negatively impact the Company’s reputation and business.
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

TOPGOLF CALLAWAY BRANDS CORP.

PART I
Item 1.    Business Overview
Topgolf Callaway Brands Corp. (formerly Callaway Golf Company), together with its wholly-owned subsidiaries (collectively, the “Company” or “Topgolf Callaway Brands”), is a leading modern golf and active lifestyle company that provides world-class golf entertainment experiences, designs and manufactures premium golf equipment, and sells golf and active lifestyle apparel and other accessories through its family of brand names which include Topgolf, Callaway Golf, Odyssey, TravisMathew, Jack Wolfskin, OGIO and Toptracer.
The Company was incorporated in California in 1982 under its previous name, “Callaway Golf Company,” with a primary focus on the design, manufacture and sale of high-quality golf clubs and golf balls. In 1992, the Company became a publicly-traded corporation on the New York Stock Exchange under the ticker symbol “ELY” and in 1999, the Company reincorporated in the State of Delaware. In 2017, the Company expanded its business into active lifestyle apparel and accessories with its acquisitions of OGIO, a leading manufacturer of high-quality bags and accessories, and TravisMathew, a manufacturer of premium golf and active lifestyle apparel and accessories. In 2019, the Company acquired Jack Wolfskin, and in 2021, the Company completed a merger with Topgolf, a leading technology-enabled golf entertainment business comprised of state-of-the-art golf and entertainment venues, proprietary Toptracer ball-tracking technology, and an innovative media and content creation platform. These transactions have transformed the Company into a leading modern golf, lifestyle and entertainment company whose products, services and brands are now sold across multiple channels in the United States and internationally in over 120 countries.
On September 6, 2022, the Company changed its corporate name from Callaway Golf Company to Topgolf Callaway Brands Corp., and on September 7, 2022, changed its New York Stock Exchange ticker symbol from “ELY” to “MODG.” The changes to the corporate name and ticker symbol did not have any impact on the Company’s legal entity structure, financial statements or previously reported financial information.

GROWTH AND OVERALL STRATEGY
The Company believes it is well-positioned for long-term growth given its diversified portfolio and unmatched consumer scale and reach within the growing modern golf ecosystem, which has increased meaningfully in recent years due in large part to the growth of off-course golf, which is expected to continue to grow, driven in part by Topgolf’s continued new venue development. Building off strong industry fundamentals, Topgolf Callaway Brands’ path to long-term growth is anchored on five key initiatives which include the following: executing on Topgolf’s domestic and international expansion strategy and growth of same-venue-sales; maintaining a leadership position in golf equipment technology and innovation; maintaining sustainable brand momentum and increasing direct-to-consumer presence in the active lifestyle segment; leveraging the Company’s global scale and integrated supply chain; and capitalizing on digital revenue opportunities and cross-segment cost synergies. By executing on its long-term strategy to achieve each of these initiatives, the Company believes it can create long-term value for shareholders.

REPORTABLE SEGMENTS AND PRODUCTS
The Company manages its global business operations through its operating and reportable business segments. As of December 31, 2022, the Company had three reportable operating business segments: Topgolf, Golf Equipment and Active Lifestyle.
During the second quarter of 2022, the Company changed the name of its “Apparel, Gear, and Other” operating segment to “Active Lifestyle”. The segment name change had no impact on the composition of the Company’s segments or on previously reported financial position, results of operations, cash flow or segment operating results.

TOPGOLF
Topgolf is a leading technology-enabled golf entertainment business with an innovative platform of products and services which are comprised of its state-of-the-art open-air golf and entertainment venues, its largest line of business, as well as its revolutionary proprietary Toptracer ball-tracking technology and digital media platform.

Venues
The Topgolf venues business is comprised of Company-owned and operated venues located within the United States and Company-operated and franchised venues located outside of the United States. As of December 31, 2022, Topgolf had 77 Company-operated venues in the United States, four Company-operated venues in the United Kingdom and five franchised venues in Australia, Mexico, the United Arab Emirates, Thailand and Germany. Over the next several years, the Company’s focus is to maintain a strong pipeline of new venue openings, both domestically and internationally, through increasing the number of Company-owned and operated venues, as well as through international franchise partners.
Design and Development
Topgolf tailors the design of its venues to thrive in varying climates, conditions and market sizes. The location of each of Topgolf’s venues is carefully selected through a disciplined, data-driven site selection process, led by an experienced real estate team and augmented by a nationwide broker network. A typical venue takes between 10 and 15 months to build, though build times vary based on the size and complexity of the model, existing site conditions, the season and other factors. Topgolf primarily uses the services of design/build contractors for the construction of its venues, and generally estimates the gross development cost to build a venue to be between $10 million and $55 million depending on the size and location of the facility. Topgolf typically seeks to finance the construction of its venues through third-party developers or real estate financing partners. While Topgolf may still be required to fund a portion of venue development costs, its financing partners will purchase or lease the land and fund a majority of venue development costs during and after construction. Once construction is completed, Topgolf leases the venue and underlying land back from the financing partner, or in cases where Topgolf does not choose to finance venue construction through one of its financing partners, Topgolf will fund 100% of venue development costs.
Technology and game development for Topgolf is supported by teams located in offices and studios in Dallas, Texas, San Francisco, California and Stockholm, Sweden. These teams are comprised of front-end and back-end engineers including software, network, structural, radio frequency, electrical, mechanical, machine learning, visual recognition, system test, computer vision scientists and data analysis, user experience and industrial design engineers, and mobile app developers. Topgolf utilizes a number of proprietary, industry standard and third-party management information systems in its business and relies on its own servers and third-party infrastructure to operate games and to maintain and provide analytical data.
Venue Management and Operations
Domestic venue operations are supported by a multi-disciplined operations team which is responsible for a number of areas, including pre-opening activities (including employee recruitment, selection and training), culinary development, event sales support, technology services, supply chain support for food, beverages and equipment, marketing, and ongoing training and development for associates. Maintaining a high degree of quality in the venues depends in part on Topgolf’s ability to acquire food and beverage ingredients, venue hardware, golf equipment and/or other supplies that meet Topgolf’s high standards from reliable suppliers. Topgolf uses a third-party verification company to ensure that all vendors meet specified United States guidelines and regulations. For produce, Topgolf uses a third-party vendor that regulates a network of produce distributors nationwide. Topgolf has supply agreements in place with manufacturers in Taiwan and China to produce the radio-frequency identification (“RFID”)-enabled golf equipment, which is specially designed for venue use during game play. Topgolf also utilizes the Company’s engineers to support the development of golf equipment, including golf balls. Bay equipment within the Topgolf venues is custom built, primarily by domestic manufacturers.

Sales
Revenues from venues are primarily derived from gameplay, the sale of food and beverage, and events and advertising partnerships and sponsorships. Topgolf venues offer multiple forms of entertainment and are equipped with technology-enabled hitting bays, dining areas, bars, and exclusive event spaces. The technology-enabled hitting bays incorporate proprietary ball-tracking technologies which “gamify” the sport of golf and offer guests of varying skill levels a variety of games that are aimed to appeal to a broad range of players. Topgolf venues also provide flexible spaces that are used for dining, watching sports, charity fundraisers, corporate events, golf instruction, game play and live music performances. Topgolf hosts events similar to arenas and other types of entertainment venues which range in size from seven to over 1,000 attendees. These events provide food and beverage and game play throughout the venue for corporate and social groups, and typically include meetings, team-building events, client entertainment, birthday parties, tournaments, fundraisers, concerts and more.
Competition
Topgolf venues compete for consumers’ leisure time and discretionary entertainment dollars against a broad range of other out-of-home entertainment options including other dining and entertainment venues, sports activity centers, traditional driving ranges and other establishments offering simulated golf or multi-sport experiences, arcades and entertainment centers, movie theaters, sporting events, bowling alleys, nightclubs, and bars and restaurants.
Advertising & Marketing
Topgolf venues play a lead role in connecting people in meaningful ways by introducing guests to the brand, as well as its culture and technologies. Topgolf places a large focus on its owned channels of communication to fuel a more personalized approach for attracting repeat visits through email and text messages to its large subscriber base. Venues are also advertised across various marketing channels, including content distributed through paid advertising networks, email and text message subscriber lists, on Topgolf and other online social media and influencer pages and websites, by word-of-mouth, or through other media coverage.
Seasonality
Topgolf sales generally fluctuate from quarter to quarter due to seasonal factors. Historically, venues experience higher sales during the second and third quarters, which are associated with the spring and summer seasons, while sales at the venues have historically been lower during the first and fourth quarters, which are associated with the cold-weather months of fall and winter. Seasonality is expected to be a factor in Topgolf’s results of operations, and as a result, factors affecting peak seasons at venues, such as adverse weather, could have a disproportionate effect on Topgolf’s operating results.
Other Lines of Business
Topgolf licenses Toptracer, its proprietary ball-tracking technology to independent driving ranges, golf courses and for use in golf broadcasts. Toptracer delivers a data-driven and “gamified” enhancement to the traditional driving range experience by delivering instant shot replays, gameplay for all skill levels and a data record of all shots. The Toptracer ball-tracking technology actively tracks all ball flight paths across an entire field of vision, and its custom-built sensor provides shot analytics, such as ball speed, apex, curve, carry and more, in real time. Components used in the Toptracer business are sourced from a number of third-party suppliers located in Germany, Taiwan, the United Kingdom and the United States, either directly or indirectly through distributors. Topgolf has developed a global distribution strategy for the Toptracer range business that utilizes a third-party logistics partner for warehousing and distribution, with warehouses currently located in the United States and the United Kingdom. To help build brand awareness, Topgolf primarily utilizes public relations, influencer marketing, professional athletes, social media, conferences, event marketing and paid media to support lead generation and sales efforts. Toptracer competes against other companies to attract and retain qualified licensees. The ability to attract new franchisees and licensees is based primarily on the strength and quality of the brand and reputation, the products and revenue opportunities Topgolf is able to provide, as well as on the structure of the operating models and the terms of the respective agreements. The Company anticipates expanding the global reach of its Toptracer range technology product by leveraging the strong relationships the Toptracer and Callaway sales teams have around the world.

Topgolf’s digital media platform is primarily comprised of digital games such as the mobile golf game World Golf Tour (“WGT”) and other digital content creation. WGT is an online multiplayer virtual golf game that utilizes proprietary GPS and 3D technology to enable players to gather online as a community and experience simulated gameplay on photorealistic recreations of more than 16 world-famous golf courses. Digital gaming and content produced by Topgolf compete for consumers’ attention, leisure time and discretionary spending against the other at-home entertainment alternatives, particularly content focused on golf or other sports.
GOLF EQUIPMENT
The Company designs, manufactures and sells a full line of high-quality golf equipment, which is comprised of the golf clubs and golf balls product groups. The Company designs its golf equipment products to be technologically advanced for amateur and professional golfers of all skill levels, and the golf equipment products are generally designed to conform to the Rules of Golf as published by the United States Golf Association (“USGA”) and the ruling authority known as The R&A.
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
Golf balls are sold under the Callaway Golf and Strata brands and are generally either a 2-piece golf ball (consisting of a core and cover) or a multilayer golf ball (consisting of two or more components in addition to the cover). The Company’s golf ball products include covers that incorporate a traditional dimple pattern as well as covers that incorporate innovative designs, including the Company’s proprietary HEX Aerodynamics (i.e., a lattice of tubes that form hexagons and pentagons), Hybrid Cover, Triple Track Technology and Truvis patterns. Callaway brand golf balls are generally made of various combinations of synthetic rubber, ionomer blends and urethane which are processed with other chemicals in order to optimize performance.
Product Design and Development
The Company innovates to maintain its market share leadership position in both golf clubs and golf balls by continuously investing in research and development and also leveraging artificial intelligence in its product design process in order to help create products that are designed to be technologically advanced and not limited to the duplication of traditional or conventional product designs. The Company creates and modifies product designs by using computer-aided design software, finite element analysis software and structural optimization techniques which leverage artificial intelligence. Furthermore, the Company utilizes a variety of testing equipment and computer software, including golf robots, launch monitors, a proprietary virtual test center, a proprietary performance analysis system, an indoor test range and other methods to develop and test its golf equipment products.
Manufacturing
The Company has a primary golf club assembly facility located in Monterrey, Mexico, a limited golf club assembly facility located in Carlsbad, California, and a facility in Austin, Texas where the Company refurbishes used clubs that it receives from its Trade-In! Trade-Up! program. Additionally, the Company utilizes golf club contract manufacturers in China and Vietnam, and custom golf clubs are also assembled at facilities in Tokyo, Japan; Swindon, England; Melbourne, Australia, and other local markets, based on regional demand. Currently, more than 50% of Company’s golf club assembly is performed in regions outside of the United States. Overall, the golf club assembly process is fairly labor intensive, utilizes raw materials that are obtained from international and domestic suppliers, and requires extensive global supply chain coordination.
The Company has a golf ball manufacturing facility in Chicopee, Massachusetts, and also utilizes golf ball contract manufacturers in China and Taiwan. In 2022, approximately 75% of the Company’s golf ball units were manufactured in regions outside of the United States. The golf ball manufacturing process utilizes raw materials that are obtained from international and domestic suppliers.

Sales
The Company sells its golf equipment products domestically and internationally, directly and through its wholly-owned subsidiaries, to wholesale customers, including golf course pro shops, off-course retailers, sporting goods retailers, online retailers, and third-party distributors, as well as certain products to mass merchants. The Company also directly sells to consumers through its websites and retail locations in Japan and Korea. The Company also sells its golf equipment products to corporate customers who want their corporate logo imprinted on certain of the Company’s golf equipment products, and also offers custom club fitting programs at its performance centers and at participating on- and off- course retail stores to help consumers find golf clubs that fit their personal specifications.
The Company also sells certified pre-owned golf clubs directly to the consumer through its website. The pre-owned golf clubs are generally acquired through the Company’s Trade In! Trade Up! program, which gives golfers the opportunity to trade in their used Callaway brand golf clubs and certain competitor golf clubs at authorized retailers or through its website for credit toward the purchase of new golf equipment or pre-owned golf clubs.
Competition
For its golf equipment products, the Company generally competes on the basis of technology, quality, performance, customer service and price. In order to gauge the effectiveness of the Company’s response to such factors, management receives and evaluates Company-generated market trends for the United States and foreign markets, as well as periodic public and customized market research for United States and United Kingdom (“U.K.”) markets from Golf Datatech and The National Golf Foundation which include trends from certain on- and off-course retailers. Additionally, the Company utilizes the Growth from Knowledge Group for data and analysis of the consumer goods market in Japan.
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
The Company’s major competitors for golf balls include Acushnet (Titleist and Pinnacle brands), SRI Sports Limited (Dunlop and Srixon brands), Bridgestone (Bridgestone and Precept brands), TaylorMade and others. These competitors compete for market share in the golf ball business, with Acushnet having a market share of over 50% of the golf ball business in the United States and a leading market share position in certain other regions outside of the United States. The Company believes that it is a technological leader in the golf ball market in which it competes.
Advertising & Marketing
The Company’s marketing campaigns for its golf equipment products are aimed to increase consumer product awareness and support the Company’s overall growth strategy. Advertising for the Company’s golf equipment products is mainly in the form of televised commercials during golf telecasts, primarily on The Golf Channel, web-based digital and social media advertising, printed advertisements in national magazines, such as Golf Magazine and Golf Digest, as well as in-store advertising and other types of advertising and marketing to consumers who are part of the Topgolf community. The Company also establishes relationships with professional athletes and personalities, including members of various professional golf tours as well as other athletes and personalities, in order to promote the Company’s golf equipment products.

Seasonality
In most of the regions where the Company conducts business, the game of golf is played primarily on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of the Company’s on-course customers closing for the cold weather months, making the Company’s golf equipment business subject to seasonal fluctuations. In general, during the first quarter, the Company begins selling its golf club and golf ball products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter when sales are significantly affected by the amount of reorder business of the products sold during the first quarter. Third-quarter sales generally also depend on reorder business, but can also include smaller new product launches, and typically have lower sales than the second quarter since many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. Fourth-quarter golf equipment sales are generally less than the other quarters due to it being the end of the golf season in many of the Company’s key regions, but may also be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter-to-quarter fluctuations, can be affected by many factors, including the timing of new product introductions as well as weather conditions. In general, because of this seasonality, a majority of the Company’s sales from its Golf Equipment business and most, if not all, of its profitability from this segment generally occurs during the first half of the year.
ACTIVE LIFESTYLE
The Company designs, develops and sells high quality soft good products under the Callaway, TravisMathew, OGIO and Jack Wolfskin brands. These brands deliver a range of premium performance and lifestyle products in the United States and select international markets. The Company is focused on maintaining strong brand momentum by increasing its geographic footprint related to its TravisMathew, Jack Wolfskin and Callaway apparel in both in the United States and internationally. In addition to new retail locations, the Company is also focused on enhancing its digital marketing and e-commerce presence to increase direct-to-consumer sales and drive increased profitability over time.
Products
Callaway soft good products include golf apparel, footwear, and a full range of golf accessories such as golf bags, golf gloves, headwear and practice aids. Callaway branded golf apparel offerings include tops, bottoms and outerwear for men, women and children, and are made from high-quality fabrics designed for style, comfort and performance.
TravisMathew is a progressive lifestyle brand that produces its own line of apparel and accessories under the TravisMathew and Cuater by TravisMathew (“Cuater”) brands. TravisMathew offers high quality, premium golf and lifestyle apparel, hats, luggage and accessories designed to deliver superior performance. Cuater’s primary product is versatile, premium performance footwear but the brand also offers belts, hats, facemasks, sunglasses, socks and underwear. Although the TravisMathew brand is primarily known for its men’s apparel line, the Company successfully launched a limited women’s line in 2022.
OGIO is an active lifestyle brand that offers a variety of storage and active travel gear for sport and personal use. OGIO’s product offerings include backpacks, travel bags, duffle bags, golf bags and storage gear accessories, as well as a line of outerwear, headwear and other accessories. OGIO products focus on organization, protection, durability and sustainability, and offer innovative organization features, durable waterproof construction, ergonomic and aerodynamic designs, as well as a unique style and the ability for customization. Athletes from the worlds of golf, skate, snow, surf and BMX put their trust in the protection, comfort, organization and style of OGIO products.
Jack Wolfskin is a global eco-performance apparel and active lifestyle brand which was founded on the tenants of product sustainability, functionality and quality. Jack Wolfskin’s product offerings include a full line of functional outdoor apparel for men, women and children, including jackets, trousers, dresses, skirts and tops, in addition to footwear and outdoor equipment, including packs and bags, travel bags, tents, sleeping bags and accessories. Jack Wolfskin outdoor apparel includes softshell jackets, fleece jackets, windbreakers, down jackets, functional jackets and rain jackets for men, women, and children, which are made of waterproof, windproof and breathable fabrics. Founded in Frankfurt, Germany, Jack Wolfskin is one of the largest outdoor retailers in Europe, and is now one of the major suppliers of outdoor products across the world with a versatile portfolio of smartly and sustainably engineered technologies, including its popular Texapore weather protection technology group of materials.

Product Design, Development and Manufacturing
The Company’s soft goods products are designed and developed internally and created through third-party manufacturing partners in Vietnam, China, Indonesia, Thailand, Bangladesh, the Philippines, and Peru, who source materials and create the products according to the Company’s brands’ specifications.
Sales
The Company sells its soft goods products in the United States and internationally, directly and through its wholly-owned subsidiaries, to wholesale customers and directly to consumers through its retail locations and online through its websites.
The Company sells its Callaway soft goods products to golf retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers, online retailers, and third-party distributors, as well as directly to consumers through the Callaway Golf website and various retail, outlet and store-in-store locations in Japan and Korea. In exchange for a royalty fee, the Company also licenses its trademarks and service marks to third parties for use on certain Callaway apparel and golf accessories.
In addition to the sales channels mentioned above, TravisMathew is also sold to luxury department stores and lifestyle specialty stores, and directly to consumers through the TravisMathew website and various TravisMathew retail locations in the United States, Japan and the United Kingdom.
OGIO products are sold through the OGIO website in addition to the sales channels mentioned above. OGIO also licenses its line of motorsport products to a third party in exchange for a royalty fee, and licenses its products to a third party for distribution in the corporate channel in the United States, Canada and Mexico.
The Company sells Jack Wolfskin products directly and through its wholly-owned subsidiaries in Germany, China, the U.K., Switzerland and Japan to third-party distributors and retail stores, online retailers, department stores, mail order stores, as well as directly to consumers through its Company-owned retail locations and website. Jack Wolfskin retail stores are located primarily in Europe, and in 2020, Jack Wolfskin opened its first North American online retail store, followed by the opening of its first United States showroom retail location in Park City, Utah in 2021.
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
Advertising & Marketing
The Company markets and advertises its soft goods brands on various platforms, including television, traditional digital and print media, web-based and social media, as well as at experimental events and Topgolf venues and media. The Company also establishes relationships with professional athletes and personalities, including members of various professional golf tours, as well as other athletes and personalities, in order to promote the Company’s soft goods product lines.
Seasonality
Sales of the Callaway-branded golf apparel and accessories generally follow the same seasonality as golf equipment, and are therefore generally higher during the first half of the year. Sales of TravisMathew branded golf and lifestyle apparel and accessories are more evenly spread throughout the year as sales are more diversified due to an increase in direct-to-consumer sales resulting from the expansion of TravisMathew stores, which is expected to continue. Sales of outdoor apparel, footwear and equipment related to the Jack Wolfskin business focuses primarily on outerwear and consequently experiences stronger sales for such products during cold-weather months and the corresponding prior sell-in periods, and therefore, are generally greater during the second half of the year.

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
INTELLECTUAL PROPERTY
The Company is the owner of approximately 4,800 U.S. and foreign trademark registrations and over 1,800 U.S. and foreign patents relating to the Company’s products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, the Company owns various other protectable rights under copyright, trade dress and other statutory and common laws. The Company’s intellectual property rights are very important to the Company, and the Company seeks to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, the Company enforces its rights through litigation. Information regarding current litigation matters in connection with intellectual property is contained in Note 13. “Commitments & Contingencies” in the Notes to Consolidated Financial Statements in this Form 10-K.
The Company’s patents are generally in effect for up to 20 years from the date of the filing of the patent application. The Company’s trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic.
HUMAN CAPITAL RESOURCES
Employee Profile
Topgolf Callaway Brands views its employees as its most valuable asset and seeks to attract and maintain the highest quality talent by offering competitive benefits and wellness services, opportunities to grow professionally across diverse industries, and receive performance feedback, among other initiatives. As of December 31, 2022, the Company and its subsidiaries had approximately 32,000 full-time and part-time employees, globally in 25 countries. The Company employs temporary manufacturing workers as needed based on labor demands that fluctuate with the Company’s seasonality.
The Company’s golf ball manufacturing employees in Chicopee, Massachusetts are unionized and are covered under a collective bargaining agreement, which renewed on October 16, 2022 for an additional three years. In addition, certain of the Company’s production employees in Australia and Mexico are also unionized. The Company considers its employee relations to be in good standing.
Culture and Values
Each of our businesses is driven by a desire to deliver exceptional products and experiences for our customers and guests, as well as a commitment to our late founder Ely Callaway’s belief that, “good ethics is good business.” We uphold our cultural values to establish our brand identity and unique work environment in an effort to enable employee engagement and retention. Every employee receives training on our Company’s culture and values during their onboarding process and training experience.

Diversity, Equity and Inclusion (DE&I)
Topgolf Callaway Brands is headquartered in Carlsbad, California and maintains regional offices, distribution centers, venues, and retail stores in numerous locations around the world. The Company’s employees bring a wide range of cultures, experiences, talents, capabilities, and perspectives from around the world, and the Company is committed to recruiting, developing and promoting a diverse and inclusive workforce while offering unique opportunities and career paths for its employees. The Company has an ongoing commitment to increase the number of women and diverse candidates throughout all levels of management while also hiring the most qualified individuals. The Company does not discriminate on the basis of actual or perceived race, creed, color, religion, national origin, citizenship status, age, disability, marital status, sexual orientation, gender, gender identity and similar classifications. In 2022, in the United States, more than half of management level new hires, promoted employees, and interns were of a diverse background, which encompasses employees who are non-white, female, or both. The Company also requires all of its employees to complete Diversity and Inclusion Training and Unconscious Bias Training. In October 2022 the Company was selected as a DiversityFIRST Corporate Award recipient, which seeks to honor companies that demonstrate excellence in diversity best practices.
The Company strives to attract more women and minorities to participate in the game of golf and is dedicated to making golf more accessible to a diverse range of customers by creating products and experiences that are fun, social, entertaining, and inviting to a diverse range of customers and first-time golfers. Over the course of the last few years, the Company has been awarded three different prestigious employer awards in recognition of its DE&I efforts, including the Diversity Jobs Top Employer 2021, Forbes 2020 Best Employers for Women, and National Down Syndrome Congress 2018 Employer of the Year.
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
The Company provides a work environment where opportunities for training and development are provided to employees. The core training provided include Code of Conduct, Anti-Corruption, Safety and Diversity & Inclusion training. In addition to the on-the-job skills training, Topgolf Callaway Brands offers various leadership programs including Emerging Leadership Programs, including Corporate, Operations and Sales, Callaway Leadership Academy, Global Operations Leadership Training, Sales Management Training, and various ad hoc leadership courses. The Company also offers product training to its customers and requires Supplier Code of Conduct training for its suppliers.

Community Giving
The Company also has three existing programs focusing on the community: the Callaway Golf Company Foundation (the “Foundation”), the Callaway Golf Company Employee Community Giving Program (the “Community Giving Program”), and the Topgolf Driving for Good Program. Through these programs, the Company and its employees are able to give back to the community through monetary donations and by providing community services. Through the Foundation, the Company strives to create healthy communities where its stakeholders live and work, by focusing on supporting programs that improve lives and contribute to communities on a select basis. In 2022, the Company contributed $0.8 million to the Foundation towards these programs. In April 2021, Callaway and the Foundation were chosen as the recipients of the 2021 Corporate Philanthropy Award by the San Diego-based North County Philanthropy Council. Through the Community Giving Program, Company employees and their family members volunteer with local non-profit organizations. Through the Topgolf Driving for Good Program, the Company contributes funds and volunteer efforts to national partners such as Make a Wish, Bunkers in Baghdad, Folds of Honor and National Urban League. To date, Topgolf has hosted more than 3,500 charitable events together with partners, schools, and non-profit organizations. These projects are coordinated by a volunteer steering committee and focus on a variety of charitable endeavors, including improving the environment, youth empowerment, helping homeless and disadvantaged, animal care and military care. Additional information on both of these programs is available on the Company’s website www.topgolfcallawaybrands.com.
Callaway gives its global subsidiaries the ability to lead their own community engagement initiatives. To facilitate this, the Company provides the sales teams with product donation accounts to manage their contributions to charities and fundraiser events. Callaway also encourages global offices and subsidiaries to engage in community partnerships at their discretion.
GOVERNMENT REGULATION
The Company is subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to, among others, nutritional content labeling and disclosure requirements, food safety regulations, employment regulations, the Patient Protection and Affordable Care Act (the “PPACA”), the Americans with Disabilities Act (the “ADA”), and similar state laws, privacy and cybersecurity laws, environmental, health and human safety laws and regulations, laws and regulations related to franchising and licensing operations, the Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws, as well as federal, state and local licensing requirements and other regulations relating to alcoholic beverage control, amusement, health, sanitation, human safety, zoning and land use. New laws and regulations or new interpretations of existing laws and regulations may also impact the business.
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

ENVIRONMENTAL AND SOCIAL RESPONSIBILITY
By being active and visible in the community and by embracing the principles of environmental stewardship, the Company believes it is acting in an environmentally and socially responsible manner. In 2019, the Company, at the direction of its Chief Executive Officer with oversight from the Board of Directors, formally launched the Global Sustainability Program. The goal of this program is to bring increased awareness and structure to the Company’s existing social and environmental sustainability initiatives, while also enhancing the sustainability efforts across its global businesses. In connection with launching the Global Sustainability Program, the Company established an Executive Sustainability Committee comprising its Chief Executive Officer, Chief Financial Officer, and all other executive officers. A Sustainability Core Team meets and then reports progress of the Global Sustainability Program quarterly to the Executive Sustainability Committee. Members of the Sustainability Core Team, known as Sustainability Champions, are employees who have been selected from throughout the organization to drive large-scale global projects that build upon the Company’s existing environmental and social sustainability efforts. Sustainability Champions also promote smaller-scale employee-driven initiatives at the local levels. These projects and initiatives are benchmarked against the sustainability frameworks published by the Global Reporting Initiative and the Sustainability Accounting Standards Board with respect to sustainability issues that are likely to affect the financial conditions or operating performances of companies in the consumer goods, apparel and entertainment sectors.
The Company’s entire Board of Directors oversee the Global Sustainability Program and receives a comprehensive report regarding the program’s initiatives and progress on an annual basis. Additionally, management provides a quarterly update to the Board’s Nominating and Corporate Governance Committee on the Company’s latest third-party performance scores on environmental, social and governance (“ESG”) topics to maintain a consistent pulse on the Company’s ESG performance.
The Global Sustainability Program has played an integral role in assessing the Company’s material ESG concerns and developing the Company’s sustainability strategy, goals, and the inaugural Sustainability Report for the year ended December 31, 2021, which the Company published on the Investor Relations section of the Company’s website in 2022. The Global Sustainability Program has also introduced a variety of new initiatives across the Company, including: enhancing sustainability content on the Company’s website; and engaging employees globally to devise new sustainability action plans for the Company’s various brands and workspaces.
Environmental Matters
The Company’s operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and the remediation of environmental contaminants (collectively, “Environmental Laws”). During the ordinary course of its manufacturing processes, the Company uses paints, chemical solvents and other materials which generate waste and waste by-products that are subject to these Environmental Laws. In addition, in connection with the Company’s Top-Flite asset acquisition in 2003, the Company assumed certain monitoring and remediation obligations at its manufacturing facility in Chicopee, Massachusetts. In February 2013, the Company sold this facility and leased back a reduced portion of the square footage that it believes is adequate for its ongoing golf ball manufacturing operations. As part of the terms of this sale, the Company assumed certain ongoing environmental remediation obligations.

The Company strives to adhere to all applicable Environmental Laws and takes action as necessary to comply with these laws. The Company maintains an environmental and safety program and employs full-time environmental, health and safety professionals at its facilities located in Carlsbad, California, Chicopee, Massachusetts and Monterrey, Mexico. The environmental and safety program includes obtaining environmental permits as required, capturing and appropriately disposing of any waste by-products, tracking hazardous waste generation and disposal, air emissions, safety situations, material safety data sheet management, storm water management and recycling, and auditing and reporting on its compliance. The Company conducts third party social, safety and environmental responsibility audits to evaluate and improve its environmental performance through its global supply chain. The audits facilitate compliance with applicable Environmental Laws and good manufacturing practices within the global supply chain. Historically, the costs of environmental compliance have not had a material adverse effect on the Company’s business. The Company believes that its operations, including Topgolf, are in substantial compliance with all applicable Environmental Laws. Due to the nature of the Company’s operations and the frequently changing nature of environmental compliance standards and technology, the Company cannot predict with certainty that future material capital or operating expenditures will not be required in order to comply with applicable Environmental Laws.
Social Matters
The Company maintains a Code of Conduct, Supplier Code of Conduct and Human Rights Policy, which establish the foundation of its Corporate Social Responsibility (“CSR”) Program that was established in 2007. In 2019, the Company updated its CSR audit policy and procedure, benchmarking against the United Nations Universal Declaration of Human Rights and International Labor Organization Guidelines. The Company takes actions as necessary to ensure supplier compliance, and actively works with suppliers to improve performance through training, internal and third-party audits and corrective action plan validation. The Company employs a team to conduct and oversee corporate social responsibility audits globally and has not identified any material compliance issues with its suppliers to date. In addition to the CSR Program, the Company participates in environmental, social and product compliance working groups through the American Apparel and Footwear Association and is a signatory to the Responsible Recruiting Commitment and Cambodia (Worker’s Rights) Brand Letter. Also, Jack Wolfskin’s engagement in the Fair Wear Foundation promotes social responsibility and transparency in the supply chain.

INFORMATION ABOUT THE COMPANY’S EXECUTIVE OFFICERS
Biographical information concerning the Company’s executive officers is set forth below.

Name	Age	Position(s) Held
Oliver G. Brewer III	59	President and Chief Executive Officer, Director
Brian P. Lynch	61	Executive Vice President, Chief Financial Officer
Glenn Hickey	61	Executive Vice President, Callaway Golf
Mark F. Leposky	58	Executive Vice President, Global Operations
Joe B. Flannery	51	Executive Vice President, Apparel and Soft Goods
Rebecca Fine	60	Chief People Officer
Arthur F. Starrs	46	Chief Executive Officer, Topgolf International
Oliver G. Brewer III is a Director and President and Chief Executive Officer of the Company and has served in such capacity since March 2012. Prior to the Company’s merger with Topgolf, Mr. Brewer served as a Director of Topgolf since 2012, and Mr. Brewer also served on the National Golf Foundation’s Board from 2014 to 2019. Before joining Topgolf Callaway Brands, Mr. Brewer served as the President and Chief Executive Officer of Adams Golf, Inc. beginning in January 2002. He was President and Chief Operating Officer of Adams Golf from August 2000 to January 2002 and Senior Vice President of Sales and Marketing of Adams Golf from September 1998 to August 2000. Mr. Brewer also served on the Board of Directors of Adams Golf from 2000 until his resignation effective February 2012. Mr. Brewer has an M.B.A. from Harvard University and a B.S. in Economics from the College of William and Mary.

Brian P. Lynch is Executive Vice President and Chief Financial Officer and Chief Legal Officer of the Company and has served in such capacity, as well as the Company’s Senior Vice President, Chief Financial Officer and Chief Legal Officer, since July 2017. He served as the Company’s Senior Vice President, General Counsel and Corporate Secretary commencing in June 2012 before being appointed the additional role of Interim Chief Financial Officer in April 2017 and Chief Financial Officer in July 2017. Mr. Lynch is responsible for the Company’s finance, accounting, law, information technology, corporate audit, and compliance functions. Mr. Lynch serves on the Board of Directors of the Callaway Golf Foundation. Mr. Lynch also formerly served as the Company’s Chief Ethics Officer from 2012 to 2018. Mr. Lynch first joined Topgolf Callaway Brands in December 1999 as Senior Corporate Counsel and thereafter served in various other capacities, including Associate General Counsel and Corporate Secretary. Mr. Lynch received a J.D. from the University of Pittsburgh and a B.A. in Economics from Franklin and Marshall College.
Glenn Hickey is Executive Vice President, Topgolf Callaway Brands and has served in such capacity since January 2019. Mr. Hickey leads the Company’s golf equipment business globally. Mr. Hickey joined Topgolf Callaway Brands in 1991 and was a top-producing Inside Sales Representative for seven years prior to being promoted to Inside Sales - National Account Manager in March 1997, Regional Sales Manager - East United States in November 2002, Director of Special Markets in June 2006, Vice President, Special Markets and Mass Merchants in August 2008, and Senior Vice President, Americas Sales in July 2012. Prior to joining Topgolf Callaway Brands, Mr. Hickey was a bond trader for four years in the Los Angeles and New York offices of First Interstate Bank through its transition to Wedbush Securities. He completed a Financial Analysis for Non-Financial Managers certification from the University of Chicago, Graduate School of Business. He currently serves as a board member for the San Diego Junior Golf Association. Mr. Hickey received a B.S. in Business Administration from San Diego State University.
Mark F. Leposky is Executive Vice President of Global Operations and has served in this capacity since January 2019. He served as Senior Vice President, Global Operations since April 2012. Mr. Leposky is responsible for all areas of the Company’s global operations inclusive of industrial design, development, engineering, manufacturing, supply chain planning, program management, purchasing, transportation and logistics as well as category leadership of golf accessories and the Odyssey and OGIO brands. Prior to joining Topgolf Callaway Brands, Mr. Leposky served from 2005-2011 as co-founder, President and Chief Executive Officer of Gathering Storm Holding Company, LLC/ TMAX Gear LLC (collectively, “TMAX”), which, as exclusive licensee, designed, developed, manufactured, and distributed accessory products for TaylorMade-Adidas Golf. Prior to that, Mr. Leposky served as the Chief Supply Chain Officer for Fisher Scientific International, Chief Operations Officer for TaylorMade-Adidas Golf, and in senior management roles with The Coca-Cola Company and the United Parcel Service Company. Mr. Leposky began his career serving as a United States Army and Army National Guard Infantry Officer (Rank Major). Mr. Leposky received an M.B.A. from the Keller Graduate School of Management and a B.S. in Industrial Technology from Southern Illinois University.
Joseph B. Flannery joined the Company in the first quarter of 2020 as its Executive Vice President, Apparel and Soft Goods. Mr. Flannery is responsible for the Company’s global apparel and soft goods business, including the TravisMathew and Jack Wolfskin brands. Prior to joining the Company, Mr. Flannery was Senior Vice President and General Manager of Newell Brands’ technical apparel division, consisting of Marmot, ExOfficio and Coleman apparel, where he worked since January 2016. Mr. Flannery’s experience also includes holding executive positions at The Meriwether Group from March 2008 to October 2012, in addition to serving as Vice President of Global Marketing at The North Face from March 2005 to March 2008, and as Global VP and GM of the Originals Division at Adidas Group AG from September 2000 to March 2005. Mr. Flannery received a B.S. in Business Administration from Miami University.
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
Information with respect to the Company’s employment agreements with its Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers will be contained in the Company’s definitive Proxy Statement in connection with the 2023 Annual Meeting of Shareholders. In addition, copies of the employment agreements for all the executive officers are included as exhibits to this report.
ACCESS TO THE SEC FILLINGS THROUGH COMPANY WEBSITE
Interested readers can access the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) through the Investor Relations section of the Company’s website at www.topgolfcallawaybrands.com. These reports can be accessed free of charge from the Company’s website as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to the Commission. In addition, the Company’s Corporate Governance Guidelines, Code of Conduct and the written charters of the committees of the Board of Directors are available in the Corporate Governance portion of the Investor Relations section of the Company’s website and are available in print to any shareholder who requests a copy. We also use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The information contained on the Company’s website shall not be deemed to be incorporated into this report.
Item 1A. Risk Factors
Certain Factors Affecting Topgolf Callaway Brands
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
Risks Related to the Company’s Industry and Business
A reduction in the number of rounds of golf played or in the number of golf participants could adversely affect the Company’s sales.
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
In addition, the demand for golf products, golf entertainment and other soft goods and apparel is directly related to the popularity of magazines, cable channels and other media dedicated to golf, television coverage of golf tournaments and attendance at golf events. The Company depends on the exposure of its products through advertising and the media or at golf tournaments and events. Any significant reduction in television coverage of, or attendance at, golf tournaments and events (whether as a result of COVID-19-related restrictions or otherwise) or any significant reduction in the popularity of golf magazines or golf television channels, could reduce the visibility of the Company’s brand and could adversely affect the Company’s sales.
Unfavorable economic conditions, including as a result of inflation or otherwise, could have a negative impact on consumer discretionary spending and therefore negatively impact the Company’s results of operations, financial condition and cash flows.
The Company’s golf-related products and services are recreational in nature and are therefore discretionary purchases for consumers. In addition, the Topgolf venues business is dependent upon consumer and corporate discretionary spending on leisure and entertainment-based offerings. Consumers are generally more willing to make discretionary purchases of golf products and to spend on leisure and out-of-home entertainment during favorable economic conditions and when consumers are feeling confident and prosperous. The Company’s soft goods and apparel products are similarly dependent on consumer discretionary spending and retail traffic patterns. In particular, the Company’s outdoor apparel, gear and accessories brands are premium in nature and, therefore, the purchasing patterns of consumers can vary year to year. The Topgolf venues business offers a leading technology-enabled golf entertainment option for consumers, with an innovative platform that comprises its state-of-the-art open-air golf and entertainment venues. The demand for these entertainment and recreational activities is highly sensitive to downturns in the economy and the corresponding impact on discretionary consumer spending. Any actual or perceived deterioration or weakness in general, regional or local economic conditions, unemployment levels, the job or housing markets, consumer debt levels or consumer confidence, as well as other adverse economic or market conditions due to inflation, or otherwise may lead to customers having less discretionary income to spend on entertainment and recreational activities, and may result in significant fluctuations and spending patterns year to year. Discretionary spending is also affected by many other factors, including general business conditions, interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. Purchases of the Company’s products and services could decline during periods when disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. A significant or prolonged decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect consumer discretionary spending, whether in the United States or in the Company’s international markets, could result in reduced sales of the Company’s products and services and reduce demand and spending on the Company’s entertainment offerings, including Topgolf, which in turn would have a negative impact on the Company’s results of operations, financial condition and cash flows.
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
Labor is a significant component in the cost of operating the business of the Company, and a primary component in operating the business of Topgolf and its franchisees and licensees. If the Company faces labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, the impact of the COVID-19 pandemic or other pandemics, increases in the federally-mandated or state-mandated minimum wage, changes in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), the Company’s operating expenses could increase and its growth could be adversely affected.
In particular, Topgolf has a substantial number of employee associates (“Playmakers”) who are paid wage rates at or based on the applicable federal or state minimum wage, and increases in the applicable minimum wage will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal or state level. As federal, state or other applicable minimum wage rates increase, the Company may be required to increase not only the wage rates of minimum wage Playmakers or other employees, but also the wages paid to other hourly employees. It may not be possible to increase prices in order to pass future increased labor costs on to customers, in which case the Company’s margins would be negatively affected. At Topgolf, reduced margins could make it more difficult to attract new franchisees and licensees and to retain existing franchisee and licensee relationships. If the Company is able to increase prices to cover increased labor costs, the higher prices could result in lower participation and therefore lower revenues, which may also reduce margins, as well as the fees received from Topgolf’s franchisees and licensees.
Furthermore, the successful operation of the Company’s business depends upon its ability to attract, motivate and retain a sufficient number of qualified executives, managers and skilled employees. From time to time, there may be a shortage of skilled labor in certain of the communities in which the Company operates, including where its Topgolf venues are located. Shortages of skilled labor may make it increasingly difficult and expensive to attract, train and retain the services of a satisfactory number of qualified employees, which, with respect to Topgolf, could delay the planned openings of new Company-operated and franchised venues and adversely impact the operations and profitability of existing venues. Furthermore, competition for qualified employees, particularly in markets where such shortages exist, could require the Company to pay higher wages, which could result in higher labor costs. In particular, Topgolf experiences intense competition to attract and retain skilled game developers and content creators, and failure to do so may delay the implementation of Topgolf’s business strategy and growth plans. Companies in the Company’s industry have also historically experienced relatively high turnover rates, which may also result in higher labor costs. Accordingly, if the Company is unable to recruit and retain sufficiently qualified individuals, its business, results of operations, financial condition and growth prospects could be materially and adversely affected.
Some, but not all, of the Company’s employees are currently covered under collective bargaining agreements. In the future, additional employees, including Topgolf Playmakers, may elect to be represented by labor unions. If a significant number of additional employees were to become unionized and collective bargaining agreement terms were significantly different from current compensation arrangements, it could adversely affect the Company’s business, financial condition or results of operations. In addition, a labor dispute involving some or all employees may harm the Company’s reputation, disrupt operations and reduce revenue, and resolution of disputes may increase costs. Further, if Topgolf or its franchisees enter into a new market with unionized construction companies, or the construction companies in Topgolf or its franchisees’ current markets become unionized, construction and build-out costs for new venues in such markets could materially increase.
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

The COVID-19 pandemic has had, and may continue to have, a material and adverse effect on the Company’s business, financial condition and results of operations.
The outbreak of COVID-19 has created considerable instability and disruption in the U.S. and world economies. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and domestic and international governmental authorities around the world have issued orders, mandates, decrees and directives (collectively, “COVID Orders”), including travel restrictions, “stay-at home” orders and “social distancing” measures and business shutdowns. These measures have adversely affected the Company’s workforce, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of the Company’s markets.
With respect to the Topgolf business, certain of its venues were required to be closed for a period of time under the COVID Orders. Although currently all Topgolf venues have re-opened, there can be no assurance that additional closures or re-closures will not be mandated in the future. Additionally, as a result of COVID Orders, Topgolf was limited in its ability to host large group events in certain jurisdictions, which resulted in a reduction of revenue from such events per past practice. Topgolf also has faced, and may continue to face, difficulties in maintaining adequate staffing at venues due to illness, difficulty in recalling Playmakers that may be furloughed if venues are required to temporarily close again or a reduction in Playmakers willing to work in public gathering places. As a result, its business, operating results and financial condition have been, and will continue to be, materially and adversely affected. Future outbreaks of other diseases such as avian flu, sudden acute respiratory syndrome (also known as SARS), swine flu or influenza may similarly impact Topgolf.
In addition, the COVID-19 pandemic has caused significant disruption in the Company’s supply and distribution chains for its golf equipment, apparel and other products and services sold globally, and resulted in temporary closures of its corporate offices, manufacturing facilities and retail stores around the world. Further, the Company has been, and may continue to be, negatively impacted by the heightened governmental regulations and travel advisories, recommendations by the U.S. Department of State, the Centers for Disease Control and Prevention and similar foreign authorities, and travel bans and restrictions, each of which has significantly impacted, and may continue to significantly impact, travel of customers to its retail locations and to Topgolf’s domestic and international venues.
To the extent the COVID-19 pandemic adversely affects the Company’s business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, including, without limitation, risks relating to changes in demand for the Company’s products and services or the supply of the components and materials used to make its products, level of indebtedness, need to generate sufficient cash flows to service the Company’s indebtedness, ability to comply with the obligations and financial covenants contained in the Company’s existing credit facilities, availability of adequate capital, the ability to execute the Company’s strategic plans, U.S. trade, tax or other policies that restrict imports or increase import tariffs, ability to successfully operate its expanding retail stores and venues, and regulatory restrictions. In addition, if in the future there is a further outbreak of COVID-19 or a variation thereof, or an outbreak of another highly infectious or contagious disease or other health concern, the Company may be subject to similar risks as posed by COVID-19.
A severe or prolonged economic downturn could adversely affect the Company’s customers’ financial condition, their levels of business activity and their ability to pay trade obligations.
The Company primarily sells its golf and apparel products to retailers directly and through wholly-owned domestic and foreign subsidiaries, and to foreign distributors. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from these customers. However, a severe or prolonged downturn in the general economy could adversely affect the retail market which in turn, would negatively impact the liquidity and cash flows of the Company’s customers, including the ability of such customers to obtain credit to finance purchases of the Company’s products and to pay their trade obligations. A failure by the Company’s customers to pay on a timely basis a significant portion of outstanding account receivable balances would adversely impact the Company’s results of operations, financial condition and cash flows.

The Company faces intense competition in each of its markets and operating segments, and if it is unable to compete effectively, it could have a material adverse effect on its business, results of operations, financial condition and growth prospects.
Topgolf. The Topgolf business operates primarily in the consumer entertainment industry, which remains highly competitive. Consumers today have a wide variety of options when deciding how to spend their leisure time and discretionary entertainment dollars. Topgolf’s venues compete for consumers’ time and discretionary entertainment dollars against a broad range of other out-of-home entertainment options, as well as increasingly sophisticated forms of home-based entertainment. Other out-of-home entertainment options against which Topgolf competes include other dining and entertainment venues, sports activity centers, traditional driving ranges and other establishments offering simulated golf or multi-sport experiences (including Toptracer Range and Full Swing licensees), arcades and entertainment centers, movie theaters, sporting events, bowling alleys, nightclubs, casinos, bars and restaurants. In many cases, these businesses, or the entities operating them, are larger and have significantly greater financial resources and name recognition, longer operating histories, and concepts with which consumers may be more familiar, and are better established in the markets where venues are located or are planned to be located. As a result, these competitors may be able to invest greater resources or implement more aggressive strategies to attract consumers, including with respect to pricing, and, accordingly, may succeed in attracting those who would otherwise come to Topgolf’s venues. Home-based entertainment options against which Topgolf’s venues compete include internet and video gaming, as well as movies, television and other on-demand content from streaming services. Further, in some cases consumer demand has shifted towards home-based entertainment options and away from out-of-home entertainment, including Topgolf’s products and services, as a result of the impact of the COVID-19 pandemic, which may result in greater competition from home-based entertainment options in the future. The failure of Topgolf’s venues to compete favorably against these other out-of-home and home-based entertainment options could have a material adverse effect on Topgolf’s business, results of operations and financial condition.
Topgolf also faces intense competition across its other business lines. In particular, the International and Toptracer business lines compete against other companies to attract and retain qualified franchisees and licensees. WGT and the content Topgolf produces through Topgolf Studios also competes for consumer attention and leisure time against the other home-based entertainment alternatives described above, particularly content focused on sports, including golf. From a commercial perspective, Topgolf also competes against other businesses seeking corporate sponsorships and other commercial partners, such as sports teams, entertainment events and television and digital media outlets, and competes against television and digital content providers seeking advertiser or sponsorship income. Topgolf’s growth strategy and prospects will be materially impaired if it is unable to compete successfully in these aspects of its business.
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
With respect to golf ball sales, the Company’s competitors continue to incur significant costs in the areas of advertising, tour and other promotional support. The Company believes that to be competitive, it also needs to continue to incur significant expenses in tour, advertising and promotional support. In addition, the Company has invested, and may continue to invest in the future, significant capital into upgrades to its manufacturing and assembly facilities, including its golf ball manufacturing facility in Chicopee, Massachusetts, to remain on the forefront of technological and competitive innovation. Unless there is a change in competitive conditions, these competitive pressures and increased costs will continue to adversely affect the profitability of the Company’s golf equipment business.

Active Lifestyle. The Company’s Active Lifestyle segment includes the TravisMathew golf and lifestyle apparel and accessories business, the Jack Wolfskin outdoor apparel, gear and accessories business, the Callaway soft goods business and the OGIO business, which consists of golf apparel and accessories (including golf bags and gloves), storage gear for sport and personal use, and royalties from licensing of the Company’s trademarks and service marks for various soft goods products. The Company faces significant competition in every region with respect to each of these product categories. In most cases, the Company is not the market leader with respect to its apparel, gear and accessory markets.
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
Additionally, as a result of the Company’s golf apparel joint venture in Japan in July 2016 and the acquisitions of TravisMathew in August 2017 and Jack Wolfskin in January 2019, the Company now maintains over 190 retail locations around the world. The Company’s retail operations are subject to various factors that pose risks and uncertainties and which could adversely impact the Company’s financial condition and operating results. Such factors include, but are not limited to, macro-economic factors that could have an adverse effect on retail activity generally; the Company’s ability to successfully manage retail operations and a disparate retail workforce across various jurisdictions; the Company’s ability to successfully open and maintain new retail stores in new markets; governmental restrictions or public safety measures put in place as a result of the COVID-19 pandemic, resulting in such retail stores operating in a more limited capacity and with fewer in-person customers; to manage costs associated with retail store operations and fluctuations in the value of retail inventory; to manage relationships with existing retail partners; and to obtain and renew leases in quality retail locations at a reasonable cost and on reasonable and customary terms.
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
A key element of Topgolf’s growth strategy is to open additional venues in locations that it believes will provide attractive unit economics and returns on investment. As of December 31, 2022, Topgolf had 77 venues operating in the United States with an additional eight venues under construction, four Company-operated venues in the United Kingdom and five franchised venues (Australia, Mexico, United Arab Emirates, Germany and Thailand). The Company plans to open additional new venues across flexible venue formats in the years to come. In addition, Topgolf has signed development agreements with various partners to open additional franchised venues in countries across the world.
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
•respond to unforeseen construction, engineering, environmental or other problems;
•avoid or mitigate the impact of inclement weather, natural disasters and other calamities;
•respond to infectious diseases, health epidemics and pandemics (including the COVID-19 pandemic);
•timely hire, train and retain the skilled management and other Playmakers necessary to meet staffing needs;
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
Even if Topgolf and its franchisees succeed in opening new venues on a timely and cost-effective basis, there can be no guarantee that the profitability of these venues will be in line with that of existing venues or the performance targets Topgolf has set. New venues may even operate at a loss or close after a short operating period, which could have a significant adverse effect on overall operating results. Historically, new venues often experience an initial start-up period with considerable sales volumes, which subsequently decrease to stabilized levels after their first year of operation, followed by increases in same venue sales in line with the rest of Topgolf’s comparable venue base, although there can be no assurance that the same venue sales of any new venues opened in the future will increase in line with the rest of Topgolf’s comparable venue base or that a new venue will succeed in the long term. Topgolf and its franchisees’ ability to operate new venues profitably may be affected by a number of factors, many of which are beyond its control, including:
•general economic conditions, which can affect venue traffic, local labor costs and prices for food products and other supplies to varying degrees in the markets in which venues are located;
•changes in consumer preferences and discretionary spending;
•difficulties obtaining or maintaining adequate relationships with distributors or suppliers in a given market;
•inefficiency in labor costs and operations as newly hired Playmakers gain experience;
•competition from other out-of-home entertainment options, including existing venues and the businesses of the Toptracer Range licensees, as well as a variety of home-based entertainment options;
•temporary or permanent site characteristics of new venues;
•changes in government regulation, including required licenses, permits and regulatory approvals, including liquor licenses;
•the impact of infectious diseases, health epidemics and pandemics (including the COVID-19 pandemic) on factors impacting Topgolf’s business, including but not limited to changes in consumer preferences and discretionary spending, the ability and cost of suppliers to deliver required products and health and public safety regulations; and
•other unanticipated increases in costs, any of which may impair profitability at a specific venue or more broadly.
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

If the Company is unable to successfully manage the frequent introduction of new products in its golf equipment business that satisfy changing consumer preferences, it could significantly and adversely impact its financial performance and prospects for future growth.
The Company’s main golf equipment products, like those of its competitors, generally have life cycles of two-to-three years, with sales occurring at a much higher rate in the first year than in the second and third years. Factors driving these short product life cycles include the rapid introduction of competitive products and consumer demands for the latest technology. In this marketplace, a substantial portion of the Company’s annual revenues is generated each year by products that are in their first year of their product life cycle.
These marketplace conditions raise a number of issues that the Company must successfully manage. For example, the Company must properly anticipate consumer preferences and design products that meet those preferences while also complying with significant restrictions imposed on golf equipment by the Rules of Golf (see further discussion of the Rules of Golf below) or its new products will not achieve sufficient market success to compensate for the usual decline in sales experienced by products already in the market. Second, the Company’s research and development and supply chain groups face constant pressures to design, develop, source and supply new products that perform better than their predecessors, many of which incorporate new or otherwise untested technology, suppliers or inputs. Third, for new products to generate equivalent or greater revenues than their predecessors, they must either maintain the same or higher sales levels with the same or higher pricing, or exceed the performance of their predecessors in one or both of those areas. Fourth, the relatively short window of opportunity for launching and selling new products requires great precision in forecasting demand and assuring that supplies are ready and delivered during the critical selling periods. Finally, the rapid changeover in products creates a need to monitor and manage the closeout of older products both at retail and in the Company’s own inventory. Should the Company not successfully manage the frequent introduction of new products that satisfy consumer demand, the Company’s results of operations, financial condition and cash flows could be significantly adversely affected.
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
With respect to Topgolf, consumer and corporate discretionary spending on entertainment and leisure is affected by consumer tastes and preferences, which are subject to change, and there can be no guarantee that golf-oriented entertainment will continue to appeal to consumers. Any decline in guest traffic and/or guest spending in Topgolf’s venues, whether resulting from unfavorable economic conditions or changes in consumer preferences, will reduce revenue in Topgolf’s venues business, impair the value of Topgolf’s brand and impact Topgolf’s ability to attract new franchisees, licensees and commercial partners and generate sponsorship revenue, all of which could have a material adverse effect on the Company’s business, results of operations, financial condition and growth prospects.
With respect to the Company’s soft goods and apparel business, changes in consumer preferences, consumer purchasing behavior, consumer interest in recreational or other outdoor activities, and fashion trends could have a significant effect on the Company’s sales. The Company’s success depends on its ability to identify and originate product trends as well as to anticipate, gauge and react to changing consumer demands and buying patterns in a timely manner. However, significant lead times for many of the Company’s products, including OGIO, TravisMathew and Jack Wolfskin-branded products, may make it more difficult for the Company to respond rapidly to new or changing product trends or consumer preferences. All of the Company’s products are subject to changing consumer preferences that cannot be predicted with certainty. The Company’s new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of lifestyle products or away from these types of products altogether, and its future success depends in part on its ability to anticipate and respond to these changes. In addition, decisions about product designs often are made far in advance of consumer acceptance. If the Company or its customers fail to anticipate and respond to consumer preferences or fail to respond in a timely manner or if the Company or its customers are unable to effectively navigate a transforming retail marketplace, the Company could suffer reputational damage to its products and brands and it may experience lower sales, excess inventories and lower profit margins in current and future periods, any of which could materially adversely affect the Company’s business, financial condition and results of operations.

The Company’s golf equipment business and its active lifestyle business each have a concentrated customer base. The loss of one or more of the Company’s top customers could have a significant effect on the Company’s sales.
On a consolidated basis, no single customer accounted for more than 10% of the Company’s consolidated revenues in 2022, 2021, or 2020. The Company’s top five customers accounted for approximately 12% of the Company’s consolidated revenues in 2022, 13% in 2021, and 20% in 2020.
The Company’s top five customers specific to each operating segment represented the following as a percentage of each segment’s total net revenues:
•Golf Equipment customers accounted for approximately 26%, 24% and 25% of total consolidated Golf Equipment sales in 2022, 2021, and 2020, respectively; and
•Active Lifestyle customers accounted for approximately 17%, 17% and 12% of total consolidated Active Lifestyle in 2022, 2021, and 2020, respectively.
Consolidation of retailers or concentration of retail market share among a few retailers may increase and concentrate the Company’s credit risk, putting pressure on its margins and its ability to sell products relating to its golf equipment and active lifestyle business segments.
The off‑course golf equipment and active lifestyle retail markets in some countries, including the United States, are dominated by a few large retailers. Certain of these retailers have in the past increased their market share and may continue to do so in the future by expanding through acquisitions and construction of additional stores. Industry consolidation has occurred in recent years, and additional consolidation is possible. These situations may result in a concentration of the Company’s credit risk with respect to its sales to such retailers, and, if any of these retailers were to experience a shortage of liquidity or other financial difficulties, or file for bankruptcy, it would increase the risk that their outstanding payables to the Company may not be paid. This consolidation may also result in larger retailers gaining increased leverage, which may impact the Company’s margins. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces their purchases of the Company’s products, the Company may be unable to find a sufficient number of other retail outlets for the Company’s products to sustain the same level of sales. Any reduction in sales by the Company’s retailers could materially adversely affect the Company’s business, financial condition and results of operations.
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
In addition, adverse publicity about regulatory or legal action against the Company could damage its reputation and brand image, undermine consumer confidence in the Company and reduce long‑term demand for its products and services, even if the regulatory or legal action is unfounded or not material to its operations. Also, as the Company seeks to grow its presence in existing, and expand into new, geographic or product markets, consumers in these markets may not accept the Company’s brand image and may not be willing to pay a premium to purchase the Company’s products and services as compared to other brands. The Company anticipates that as it continues to grow its presence in existing markets and expand into new markets, further developing the Company’s brands may become increasingly difficult and expensive. If the Company is unable to maintain or further develop the image of the Company’s brands, it could materially adversely affect the Company’s business, financial condition and results of operations.

In addition, there has been a marked increase in the use of social media platforms and other forms of internet-based communications that provide individuals and businesses with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate, as is its potential impact to affected individuals and businesses. Many social media platforms immediately publish the content posted by their subscribers and participants, often without filters or checks on the accuracy of the content posted. Accordingly, the use of social media vehicles by the Company, including Topgolf and its customers, Playmakers, franchisees, licensees or other third parties, such as professional athletes, celebrities and other social influencers, could increase costs, lead to litigation or result in negative publicity that could damage the Company’s and Topgolf’s brand or reputation and have a material adverse effect on its business, financial condition and results of operations.
International political instability and terrorist activities may decrease demand for the Company’s products and services and disrupt its business.
Terrorist activities and armed conflicts, including the continuation of the conflict between Russia and the Ukraine, could have an adverse effect on the United States or worldwide economy and could cause decreased demand for the Company’s products and services as consumers’ attention and interests are diverted from golf and become focused on issues relating to these events. If such events disrupt domestic or international air, ground or sea shipments, or the operation of the Company’s manufacturing facilities, the Company’s ability to obtain the materials and components necessary to manufacture its products and to deliver customer orders would be harmed, which would have a significant adverse effect on the Company’s results of operations, financial condition and cash flows. Such events can also negatively impact tourism, which could adversely affect the Company’s sales to retailers at resorts and other vacation destinations. In addition, the occurrence of political instability and/or terrorist activities generally restricts travel to and from the affected areas, making it more difficult in general to manage the Company’s international operations. In particular, the conflict between Russia and Ukraine has and may continue to adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects our business.
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

The Company’s business is subject to both seasonal and non-seasonal fluctuations, which could result in fluctuations in its operating results and stock price.
The Company’s business is subject to both seasonal and non-seasonal fluctuations. In the golf equipment business, the Company’s first-quarter sales generally represent the Company’s sell-in to the golf retail channel of its golf club products for the new golf season. The Company’s second and third-quarter sales generally represent reorder business for golf clubs. Sales of golf clubs during the second and third quarters are significantly affected not only by the sell-through of the Company’s products that were sold into the channel during the first quarter but also by the sell-through of products by the Company’s competitors. Retailers are sometimes reluctant to reorder the Company’s products in significant quantities when they already have excess inventory of products of the Company or its competitors. The Company’s sales of golf balls are generally associated with the number of rounds played in the areas where the Company’s products are sold. Therefore, golf ball sales tend to be greater in the second and third quarters, when the weather is good in most of the Company’s key regions and the number of rounds played increase. Golf ball sales are also stimulated by product introductions as the retail channel takes on initial supplies. Like those of golf clubs, reorders of golf balls depend on the rate of sell-through. The Company’s golf-related sales during the fourth quarter are generally significantly less than those of the other quarters because in many of the Company’s key regions fewer people are playing golf during that time of year due to cold weather. Furthermore, the Company generally announces its new golf product line in the fourth quarter to allow retailers to plan for the new golf season. Such early announcements of new products could cause golfers, and therefore the Company’s customers, to defer purchasing additional golf equipment until the Company’s new products are available. Such deferments could have a material adverse effect on sales of the Company’s current products or result in closeout sales at reduced prices.
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
In the future, existing USGA and/or R&A standards may be altered in ways that adversely affect the sales of the Company’s current or future products. If a change in rules were adopted and caused one or more of the Company’s current or future products to be nonconforming, the Company’s sales of such products would be adversely affected. For example, the USGA and The R&A published the Distance Insights Project Report discussing the impact of hitting distances on the game of golf and have proposed certain changes to the Rules of Golf intended to limit distances for the longest hitters. If the proposed rule changes are adopted, they could have an adverse impact on the Company’s products.
The Company’s sales and business could be materially and adversely affected if professional athletes, celebrities and other endorsers do not endorse or use the Company’s products.
The Company establishes relationships with professional athletes, celebrities and other endorsers in order to evaluate and promote Callaway Golf, Odyssey, OGIO and TravisMathew branded products and its Topgolf business. The Company has entered into endorsement arrangements with members of various professional tours, including the Champions Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour and the Korn Ferry Tour, and other celebrities. While most endorsers fulfill their contractual obligations, some have been known to stop using a sponsor’s products despite contractual commitments. If certain of the Company’s endorsers were to stop using the Company’s products contrary to their endorsement agreements, or if any such endorser is or becomes the subject of negative publicity, the Company’s business could be adversely affected in a material way by the negative publicity or lack of endorsement.
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
A significant amount of the Company’s products are manufactured in Mexico, China, Vietnam and Bangladesh and other regions outside of the United States. In recent years, the U.S. government has implemented substantial changes to U.S. trade policies, including import restrictions, increased import tariffs and changes in U.S. participation in multilateral trade agreements, such as the United States-Mexico-Canada Agreement to replace the former North American Free Trade Agreement. The U.S. government has assessed supplemental tariffs on certain goods imported from China, resulting in China’s assessment of retaliatory tariffs on certain imports of U.S. goods into China. In addition, the United States has assessed or proposed supplemental tariffs and quantitative restrictions on U.S. imports of certain products from other countries as well. U.S. trade policy continues to evolve in this regard. Such changes could prevent or make it difficult or more expensive for the Company to obtain the components needed for new products, which could affect the Company’s sales. The recent increase in import tariffs impacted the Company’s business in 2020, 2021 and 2022, and could continue to impact the Company’s business in 2023. Further tariff increases could require the Company to increase its prices, which likely would decrease customer demand for its products. Retaliatory tariff and trade measures imposed by other countries could affect the Company’s ability to export products and therefore adversely affect its sales. Any significant changes in current U.S. trade or other policies that restrict imports or increase import tariffs could have a material adverse effect upon the Company’s results of operations.
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
Certain of the Company’s stockholders, if they choose to act together, have the ability to significantly control or influence all matters submitted to stockholders for approval.
As of December 31, 2022, PEP TG Investments LP (“Providence”), DDFS Partnership LP and Dundon 2009 Gift Trust (together, “Dundon”), TGP Investors, LLC, TGP Investors II, LLC, WestRiver Management, LLC, Anderson Family Investments, LLC and TGP Advisors, LLC (together, “WestRiver”), each of whom acquired shares of the Company’s common stock in connection with the merger with Topgolf, own, in the aggregate, approximately 23.4% of the Company’s capital stock. Scott M. Marimow is affiliated with Providence, Thomas G. Dundon is affiliated with Dundon and Erik J. Anderson is affiliated with WestRiver, each of whom serve on the Company’s board of directors. In addition, pursuant to a stockholders agreement entered into with certain Topgolf stockholders in connection with the merger, Providence and certain Topgolf stockholders affiliated with Dundon and WestRiver have the right to designate one person (for a total of three persons) to be appointed or nominated, as the case may be, for election to the Company’s board of directors for so long as such stockholder maintains beneficial ownership of 50% or more of the shares of the Company’s common stock owned by them on the closing date of the merger.
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
With respect to the Topgolf business, Topgolf has both Company-operated and franchised venues located outside of the United States. In addition, Topgolf has Toptracer licensees operating Toptracer Range bays outside of the United States. Topgolf also uses third-party manufacturers in Taiwan and China to produce the RFID-enabled golf balls and golf clubs used in its venues, and sources certain of the components used in the Toptracer business line from third-party suppliers located in Germany, Taiwan and the United Kingdom.
As a result of this international business, the Company is exposed to increased risks inherent in conducting business outside of the United States. These risks include the following:
•Adverse changes in foreign currency exchange rates can have a significant effect upon the Company’s results of operations, financial condition and cash flows;
•Increased difficulty in protecting the Company’s intellectual property rights and trade secrets;
•Unexpected government action or changes in legal or regulatory requirements;
•Social, economic or political instability;
•The effects of any anti-American sentiments on the Company’s brands or sales of the Company’s products or services;
•Increased difficulty in ensuring compliance by employees, agents and contractors with the Company’s policies as well as with the laws of multiple jurisdictions, including but not limited to the U.S. Foreign Corrupt Practices Act (the “FCPA”), international environmental, health and safety laws, and increasingly complex regulations relating to the conduct of international commerce, including import/export laws and regulations, economic sanctions laws and regulations and trade controls;
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
A significant portion of the Company’s purchases and sales are international. As a result, the Company conducts transactions in various currencies worldwide. The Company expects its international business, and the number of transactions that it conducts in foreign currencies, to continue to expand. Conducting business in such currencies exposes the Company to fluctuations in foreign currency exchange rates relative to the U.S. dollar.

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
The costs and availability of finished products, product components, raw materials and ingredients could affect the Company’s operating results.
The costs and availability of the finished products, product components and raw materials needed in the Company’s products and services can be volatile as a result of numerous factors, including inflationary pressures and rising interest rates; general, domestic, and international economic conditions; labor costs; production levels; competition; consumer demand; import duties; tariffs; and currency exchange rates. This volatility can significantly affect the availability and cost of these items for us which could have a material adverse effect on the Company’s business, financial condition and results of operations.
The materials, components and ingredients used by the Company and its suppliers involve raw materials, including synthetic rubber, thermoplastics, zinc stearate, zinc oxide and limestone for the manufacturing of the Company’s golf balls, titanium alloys, carbon fiber and steel for the assembly of the Company’s golf clubs, various fabrics used by suppliers in the Company’s apparel business and food and beverage ingredients, venue hardware and other supplies used in the Topgolf business. Significant price fluctuations or shortages in such raw materials, components or ingredients, including the costs to transport such materials, components or ingredients, the uncertainty of currency fluctuations against the U.S. dollar, increases in labor rates, interest rates, trade duties or tariffs, and/or the introduction of new and expensive raw materials, could materially adversely affect the Company’s business, financial condition and results of operations. The United States and many areas of the world, including areas in which the Company and its suppliers operate, have recently experienced historically high levels of inflation. In addition, prolonged periods of inflationary pressure on some or all input costs may result in increased costs to produce the Company’s products and provide the Company’s services that could have an adverse effect on profits from sales of the Company’s products and services, or require the Company to increase prices for its products and services that could adversely affect consumer demand for its products and services.
Many of the Company’s golf equipment and apparel products are manufactured outside of the main sales markets in which the Company operates, which requires these products to be transported by third parties, sometimes over large geographical distances. Shortages in ocean, land or air shipment capacity and volatile fuel costs can result in rapidly changing transportation costs or an inability to transport products in a timely manner. Similarly, disruption to shipping and transportation channels due to labor disputes could cause the Company to rely more heavily on alternative modes of transportation to achieve timely delivery to customers, resulting in significantly higher freight costs. Because the Company prices its products prior to shipment, and as changes in transportation and other costs may be difficult to predict, the Company may not be able to pass all or any portion of these higher costs on to its customers or adjust its pricing structure in a timely manner in order to remain competitive, either of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Any difficulties from strategic acquisitions that the Company pursues or consummates, including its recent merger with Topgolf, could adversely affect its business, financial condition and results of operations.
The Company may acquire companies, businesses and products that complement or augment its existing business. For example, in 2021, the Company completed its merger with Topgolf. The Company may not be successful in its integration with this business or any other business that it may acquire in the future or operate such acquired business profitably. Integrating any newly acquired business, including Topgolf, is typically expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than predicted. The diversion of management’s attention and any delay or difficulties encountered in connection with any such acquisitions could result in the disruption of on-going business or inconsistencies in standards and controls that could negatively affect the Company’s ability to maintain third-party relationships. Moreover, the Company may need to raise additional funds through public or private debt or equity financing, or issue additional shares, to continue operating the Topgolf business, which may result in dilution for stockholders or the incurrence of indebtedness.
As part of the Company’s efforts to acquire companies, businesses or products or to enter into other significant transactions, the Company conducts business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite the Company’s efforts, the Company ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. If the Company fails to realize the expected benefits from previous acquisitions or other acquisitions it may consummate in the future, whether as a result of unidentified risks, integration difficulties, complexities associated with managing the combined business, performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the transaction and integrating the companies’ operations, litigation with current or former employees and other events, the Company’s business, financial condition and results of operations could be adversely affected.
If the Company inaccurately forecasts demand for its products, it may manufacture either insufficient or excess quantities, which, in either case, could adversely affect its financial performance.
The Company plans its manufacturing capacity based upon the forecasted demand for its products. Forecasting the demand for the Company’s products is very difficult given the manufacturing lead time and the amount of specification involved. For example, the Company must forecast well in advance not only how many drivers it will sell, but also (1) the quantity of each driver model, (2) the quantity of the different lofts in each driver model, and (3) for each driver model and loft, the number of left-handed and right-handed versions. Forecasting demand for specific soft goods and apparel products can also be challenging due to changing consumer preferences and competitive pressures and longer supply lead times. The nature of the Company’s business makes it difficult to adjust quickly its manufacturing capacity if actual demand for its products exceeds or is less than forecasted demand. If actual demand for its products exceeds the forecasted demand, the Company may not be able to produce sufficient quantities of new products in time to fulfill actual demand, which could limit the Company’s sales and adversely affect its financial performance. On the other hand, if actual demand is less than the forecasted demand for its products, the Company could produce excess quantities, resulting in excess inventories and related obsolescence charges that could adversely affect the Company’s financial performance.
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
With respect to the sale of alcoholic beverages, each of Topgolf’s venues is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Certain jurisdictions, however, have only a fixed number of liquor licenses available. As a result, in order to obtain a license in one of these jurisdictions, Topgolf is required to purchase that license from another business, which it may not be able to do on acceptable terms or at all. Alcoholic beverage control regulations impact numerous aspects of the daily operations of each venue, including the minimum age of patrons and Playmakers, hours of operation, advertising, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and the handling, storage and dispensing of alcoholic beverages. Any failure by one of Topgolf’s venues to comply with these regulations, or any failure of a franchisee or licensee to comply with similar regulations to which its business is subject, could result in fines or the loss or suspension of the liquor license for that venue or business, and potentially the loss or suspension of other licenses in that jurisdiction.
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
The Company uses United Parcel Service (“UPS”) for substantially all ground shipments of products to its U.S. customers. The Company uses air carriers and ocean shipping services for most of its international shipments of products. Furthermore, many of the components the Company uses to build its golf clubs, including clubheads and shafts, are shipped to the Company via air carrier and ship services. For a portion of the year ended December 31, 2022, international shipping to the United States was disrupted and delayed due to congestion in west coast ports. If there is any continued or additional significant interruption in service by such providers or at airports or shipping ports, the Company may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver its products or components in a timely and cost-efficient manner. As a result, the Company could experience manufacturing delays, increased manufacturing and shipping costs and lost sales as a result of missed delivery deadlines and product demand cycles. Any significant interruption in UPS services, air carrier services, ship services or at airports or shipping ports could have a material adverse effect on the Company’s business. Furthermore, if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing, the Company’s operating results could be materially adversely affected.
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

There can be no guarantee that Topgolf’s internal policies and training will be fully effective in preventing all food-borne illnesses at its venues. In addition, because Topgolf does not control the day-to-day operations of franchisees and licensees, there can be no guarantee that franchisees and licensees will implement appropriate internal policies and training intended to prevent food-borne illnesses, that their employees will follow such policies and training or that such policies and training will be effective even if complied with. Furthermore, Topgolf’s reliance, and the reliance by any franchisees or licensees, on third-party food processors, distributors and suppliers makes it difficult to monitor food safety compliance and may increase the risk that food-borne illness would affect multiple locations rather than a single venue. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of Topgolf’s control. New illnesses resistant to Topgolf’s current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of the Company-operated or franchised venues, or poor health inspection scores, if highly publicized, could negatively affect revenues at all of Topgolf’s venues by changing consumers’ perceptions of Topgolf’s venues and the food that it offers, negatively impacting demand for menu offerings and reducing guest visits at venues. This risk is particularly great with respect to franchised venues given Topgolf’s limited oversight, and exists even if it were later determined that the illness was wrongly attributed to a Company or a franchisee-operated venue. There is also a risk that instances of food-borne illness at a licensee’s businesses could be improperly attributed to Topgolf. Additionally, even if food-borne illnesses were not identified at or otherwise attributed to a Topgolf venue, Topgolf’s revenue could be adversely affected if instances of food-borne illnesses at other businesses were highly publicized. A number of companies have experienced incidents related to food-borne illnesses that have had material adverse effects on their business, operations and financial condition, and there can be no assurance that Topgolf could avoid a similar impact if such an incident were to occur at one or more of venues.
Guest complaints, litigation on behalf of guests or Playmakers or other proceedings may adversely affect Topgolf’s business, results of operations and financial condition.
Topgolf may be adversely affected by legal or governmental proceedings brought by or on behalf of guests, Playmakers, suppliers, commercial partners, franchisees, licensees or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of such proceedings, particularly class actions and regulatory actions, is difficult to assess or quantify. In recent years, a number of companies in Topgolf’s industry and adjacent industries have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and a number of these lawsuits have resulted in the payment of substantial damages by the defendants. Topgolf could also face potential liability if it is found to have misclassified certain Playmakers as exempt from the overtime requirements of the federal Fair Labor Standards Act and state labor laws, or if it is found to have failed to provide or continue health insurance or benefits to Playmakers in violation of the Employee Retirement Income Security Act or the PPACA of 2010. Additionally, Topgolf faces potential liability if it is found to have failed to comply with data privacy laws relating to the collection of data about Playmakers/employees, such as use of biometric information under state biometric information statutes. Topgolf has had, from time to time, such lawsuits pending, and there can be no guarantee that Topgolf will not be named in any such lawsuit in the future or that Topgolf will not be required to pay substantial expenses and/or damages at the conclusion of such future lawsuits.
In addition, from time to time, guests file complaints or lawsuits against Topgolf alleging that it is responsible for some illness or injury they suffered at or after a visit to a venue. From time to time, animal activist and other third-party special interest groups may bring claims before government agencies or lawsuits against Topgolf relating to the impact of its venues. Topgolf is also subject to a variety of other claims in the ordinary course of business, including personal injury, lease and contract claims.
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
The profitability of the venues business line depends in part on Topgolf’s ability to anticipate and react to changes in product costs. The price and availability of food commodities and other supplies may be affected by a number of factors beyond Topgolf’s control, including changes in general economic conditions, seasonal economic fluctuations, increased competition, general inflation, shortages or supply interruptions due to weather, disease (including the COVID-19 pandemic) or other factors, food safety concerns, product recalls, fluctuations in the U.S. dollar and changes in government regulations. These and other events could increase commodity prices or cause shortages that could affect the cost and quality of the items that Topgolf buys or require Topgolf to raise prices or limit menu options. The profitability of the venues business line may also be adversely affected by increases in the price of utilities, such as natural gas, electric, and water, whether as a result of inflation, shortages, interruptions in supply or otherwise.
While Topgolf has historically been able to partially offset inflation and other changes in the costs of core operating resources used in the venues business line by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that Topgolf or franchisees will be able to continue to do so in the future. From time to time, competitive or macroeconomic conditions could limit menu pricing flexibility, and there can be no assurance that increased menu prices will be fully absorbed by guests without any resulting change to their visit frequencies or purchasing patterns that may offset such increases. If Topgolf or its franchisees are unable to increase prices in response to higher food commodity and other supplies costs, or if such price increases decrease guest traffic or purchasing patterns, Topgolf’s operating results could be materially and adversely affected. In addition, there can be no assurance that Topgolf will generate same-venue sales growth in an amount sufficient to offset inflationary or other cost pressures.
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

In addition, the RFID-enabled golf balls and golf clubs that are used in Topgolf’s venues are produced by third-party manufacturers in Taiwan and China. As a result, natural disasters and other adverse events or conditions affecting these countries (including, without limitation, adverse weather conditions, political instability, war, civil unrest, economic instability, outbreaks of disease, such as the current COVID-19 pandemic, or other public health emergencies and the impact of public fears regarding any of the foregoing) could halt or disrupt production, impair the movement of finished products out of these countries, damage or destroy the tooling and other equipment necessary to manufacture these products and otherwise cause Topgolf to incur additional costs and expenses, any of which could also have a material adverse effect on its results of operations and financial condition. The location of these manufacturers outside the United States also exposes Topgolf to the various international risks.
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
With respect to the Topgolf business, the ability of the Company to expand the Topgolf business lines and establish and maintain its competitive position in new and existing markets depends in part on its ability to further build brand recognition using its trademarks, service marks, proprietary products and technologies and other intellectual property rights, as well as its ability to maintain, protect and enforce such rights. Topgolf relies upon a combination of intellectual property rights, such as trademarks, trade dress, domain names, copyrights, trade secrets and patents, in addition to technical measures and confidentiality and license agreements with Playmakers, contractors, consultants and other third parties with whom Topgolf has relationships, to establish, maintain, protect and enforce its brand, proprietary information, technologies and processes and other intellectual property rights. The failure to enforce any such intellectual property rights may limit Topgolf’s ability to achieve and maintain market recognition and its competitive position may be harmed, each of which could adversely affect the Company’s reputation and sales.
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
In addition, Topgolf’s franchisees and licensees are independent third parties that the Company does not control. Although franchisees are contractually obligated to operate their venues in accordance with specified standards, the Company does not oversee their daily operations. Consequently, the quality of franchised venues may be diminished by any number of factors beyond the Company’s control. For example, franchisees may not hire and train qualified managers and other Playmakers, and may otherwise fail to operate their venues in a manner consistent with the requisite appropriate requirements. Similarly, though agreements with Toptracer Range licensees generally require licensees to comply with certain operational requirements, the Company exercises even less control and oversight over the operations of these third parties. If franchisees and licensees do not operate in accordance with the Company’s expectations, or if one or more franchisees or licensees were to be the subject of unfavorable publicity, the Company’s image and reputation could suffer materially.
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
Any damage or significant disruption in the operation of such systems, the failure of the Company’s or the Company’s IT vendors’ information systems to perform as expected, the failure to successfully integrate the information technology systems of the businesses that the Company has recently acquired or any security breach to the information systems (including financial or credit/payment frauds) would disrupt the Company’s business, which may result in decreased sales, increased overhead costs, excess inventory and product shortages and otherwise adversely affect the Company’s reputation, operations, financial performance and condition.
Cyber-attacks, unauthorized access to, or accidental disclosure of, consumer personal information including payment card information, that the Company or the Company’s vendors collects through its websites or stores on its servers may result in significant expense and negatively impact the Company’s reputation and business.
There is heightened concern and awareness over the security of personal information transmitted over the internet, consumer identity theft and user privacy. While the Company has implemented security measures, the Company’s computer systems and those of its third party vendors of IT and data security systems and services may nevertheless be susceptible to electronic or physical computer break-ins, viruses and malware (e.g., ransomware), malicious code, fraud, and other disruptions and security compromises involving the loss or unauthorized access of confidential information because technologies used to obtain unauthorized access to or sabotage systems are constantly evolving, change frequently, and generally are not recognized until they are launched against a target. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
Any perceived or actual unauthorized or inadvertent disclosure of personal information, whether through a compromise of the Company’s or its third party vendors’ networks by an unauthorized party, employee theft, misuse or error or otherwise, could harm the Company’s reputation, impair the Company’s ability to attract website visitors, require us to notify payment brands if payment card information is accessed or compromised, compel us to comply with federal and/or state breach notification laws and foreign equivalents, subject us to costly mandatory corrective action, or subject the Company to claims or litigation arising from damages suffered by consumers, all of which could adversely affect the Company’s operations, financial performance and condition. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all applicable insurance policies.

The Company’s business is subject to risks associated with leasing property subject to long-term, non-cancelable leases.
The Company typically does not own any real property and generally leases properties associated with Topgolf and certain active lifestyle businesses. Payments under non-cancelable leases account for a significant portion of operating expenses, and the Company expects to lease new properties, including for new Topgolf venues, in the future. Historically, the Company’s leases typically provide for escalating rent provisions over the initial term and any extensions. The Company generally cannot cancel these leases without substantial economic penalty. If an existing or future venue or retail location is not profitable, and the Company decides to close it, the Company may nonetheless be committed to perform its obligation under the applicable lease, including, among other things, paying all or a portion of the base rent for the remainder of the lease term, unless the Company is able to negotiate a termination agreement with the applicable landlord, which it cannot guarantee that it will be able to do without incurring significant additional payment and other obligations or at all.

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
•food safety regulations;
•employment regulations;
•the PPACA;
•the ADA and similar state laws;
•data privacy and cybersecurity laws;
•environmental, health and human safety laws and regulations;
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
Data privacy and data security have become significant issues in the United States, Europe, China, and in many other jurisdictions in which the Company operates. The regulatory framework for data privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain and continue evolving for the foreseeable future. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt additional, laws and regulations affecting data privacy. In the United States, these include rules and regulations promulgated under the authority of federal agencies, such as the Federal Trade Commission (FTC), and state attorneys general and legislatures and consumer protection agencies. For example, the FTC Act grants the FTC authority to enforce against unfair or deceptive practices, which the FTC has interpreted to require companies’ practices with respect to personal information comply with the commitments posted in their privacy policies. With respect to the use of personal information for direct marketing purposes, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM Act), establishes specific requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content, and obligates, among other things, the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. Further, the Telephone Consumer Protection Act (TCPA) restricts telemarketing and the use of technologies that enable automatic calling and/or messaging without proper customer consent, and is a particularly highly litigated issue. Many states in the United States have recently enacted statutes and rules governing the ways in which businesses may collect, use, and retain personal information. One such example is the California Consumer Privacy Act (“CCPA”), which came into effect in 2020. In addition, the California Privacy Rights Act (“CPRA”) was passed in November 2020 and took effect in January 2023 (with respect to information collected from and after January 2022), and significantly modified the CCPA, including by creating a new state agency that is vested with authority to implement and enforce the CCPA and CPRA. Moreover, other states, including Nevada, Virginia, Utah, and Colorado, have passed and may continue to pass similar privacy-related laws whose restrictions and requirements differ from those of California, which could require us to design, implement and maintain different types of state-based, privacy-related compliance controls and programs simultaneously in multiple states. Similar laws relating to data privacy and security have been proposed at the federal level as well. Such laws have potentially conflicting requirements that could make compliance even more challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information. Internationally, many jurisdictions in which the Company operates have established or enhanced their own data security and privacy legal framework with which the Company or its customers must comply, including but not limited to, the European Union’s General Data Protection Regulation (“GDPR”), which imposes stringent operational requirements, including, for example, requiring expanded disclosures about how personal data is used, limitations on retention of information, mandatory data breach notification obligations, and higher standards for obtaining consent to process personal data. The GDPR provides that EU member states may make their own additional laws and regulations in relation to certain data processing activities. Recent legal developments in the EU have created complexity and uncertainty regarding transfers of personal information from the EU to “third countries,” especially the United States. For example, in 2020, the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield Framework (a mechanism for the transfer of personal information to the EU from the US) and made clear that reliance on standard contractual clauses (another mechanism for the transfer of personal information outside of the EU) alone may not be sufficient in all circumstances. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7,

2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. In addition, since the beginning of 2021, after the end of the transition period following the UK’s departure from the European Union, we are also subject to the UK data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater.
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
The Commission’s rules require disclosure related to sourcing of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The rules require companies to, under specified circumstances, undertake due diligence, disclose and report whether or not such minerals originated from the Democratic Republic of Congo or an adjoining country. The Company’s products may contain some of the specified minerals. As a result, the Company incurs additional expenses in connection with complying with the rules, including with respect to any due diligence that is required under the rules. In addition, the Commission’s implementation of the rules could adversely affect the sourcing, supply and pricing of materials used in the Company’s products. There may only be a limited number of suppliers offering “conflict free” conflict minerals, and the Company cannot be certain that it will be able to obtain necessary “conflict free” minerals from such suppliers in sufficient quantities or at competitive prices. Because the Company’s supply chain is complex, the Company may also not be able to sufficiently verify the origins of the relevant minerals used in the Company’s products through the due diligence procedures that the Company implements, which may harm the Company’s reputation.
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
Increased scrutiny and changing expectations from investors, consumers, employees, regulators, and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer attraction and retention, access to capital and employee recruitment and retention.
Companies across all industries are facing increasing scrutiny related to their environmental, social and governance (“ESG”) practices and reporting. Investors, consumers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected.

Through our sustainability initiatives, we are committed to improving our ESG practices and have launched projects, and may from time to time set targets, with respect to improving our ESG practices. Our ability to execute on those projects and meet any targets are subject to risks and uncertainties, many of which are beyond our control, including the evolving regulatory requirements affecting ESG standards and disclosures, in the United States, the European Union and other jurisdictions in which we operate; the availability of suppliers that can meet sustainability, diversity and other ESG standards that we may set; our ability to recruit, develop and retain diverse talent; and the availability and cost of sustainable energy and raw materials used in our operations.
If we fail, or are perceived to be failing, to meet the standards included in any ESG disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer attraction and retention, access to capital and employee retention. In addition, our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention.

Risks Related to Tax and Financial Matters
Changes in tax laws and unanticipated tax liabilities could adversely affect the Company’s effective income tax rate and profitability.
The Company is subject to income taxes in the United States and numerous foreign jurisdictions. The Company’s effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-U.S. earnings for which the Company has not previously provided for U.S. taxes. The Company regularly assesses all of these matters to determine the adequacy of its tax provision.
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
The Company has a significant amount of U.S. federal and state deferred tax assets, which include net operating loss carryforwards (“NOLs”) and credit carryforwards. The Company’s ability to utilize its NOLs and credits to offset future taxable income and income tax liabilities may be deferred or limited significantly if the Company were to experience an “ownership change” within the meaning of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The determination of whether an ownership change has occurred for purposes of Sections 382 and 383 of the Code is complex and requires significant judgment. The extent to which the Company’s ability to utilize its NOLs and credits is limited as a result of such an ownership change depends on many variables, including the value of the Company’s stock at the time of the ownership change. The Company determined that an ownership change with respect to the Company occurred on the date of the Topgolf merger. In addition, Topgolf experienced an ownership change subsequent to the Topgolf merger. As such, each of the Company and Topgolf is subject under Sections 382 and 383 of the Code to a limitation on the utilization of its NOLs and credits. However, these limitations are not expected to have any material impact on the Company. In addition, the Company may experience ownership changes in the future as a result of subsequent shifts in the Company’s stock ownership, some of which changes are outside of the Company’s control. The Company continues to monitor changes in its ownership. If any further ownership change were to occur in any three-year period and the Company were limited in the amount of NOLs and credits it could use to offset taxable income or liability for income taxes, the Company’s results of operations and cash flows may be adversely impacted.

In addition, Topgolf’s NOLs are presently expected to be subject to “separate return limitation year” limitations. Separate return limitation year NOLs can only be used in years that both the consolidated group and the entity that created such NOLs have taxable income, which may significantly limit the Company’s ability to utilize Topgolf’s acquired NOLs and tax credits in the future.
The Company’s obligations and certain financial covenants contained under its existing credit facilities expose it to risks that could materially and adversely affect its liquidity, business, operating results, financial condition and limit the Company’s flexibility in operating its business, including the ability to make any dividend or other payments on its capital stock.
The Company’s primary revolving credit facility is a senior secured asset-based revolving credit facility (as amended, the “ABL Facility”), comprised of a U.S. facility, a German facility, a Canadian facility and a United Kingdom/Dutch facility, in each case subject to borrowing base availability under the applicable facility. The Company also maintains a Japan revolving credit facility, subject to borrowing base availability (as amended, the “2022 Japan ABL Credit Facility”), and a Topgolf revolving credit facility (as amended, the “Topgolf Revolving Facility”). The amounts outstanding under the ABL Facility are secured by a first priority lien on certain assets, including cash (to the extent pledged by the Company), certain intellectual property, certain eligible real estate, inventory and accounts receivable of the Company and the Company’s subsidiaries in the United States, Germany, Canada, the Netherlands and the United Kingdom (other than Topgolf and its subsidiaries and certain other excluded subsidiaries) and a second-priority lien on substantially all of the Company’s and such subsidiaries’ other assets. The amounts outstanding under the 2022 Japan ABL Credit Facility are secured by certain assets, including eligible inventory and eligible accounts receivable. The amounts outstanding under the Topgolf Revolving Facility are secured by substantially all of the assets of Topgolf and its subsidiaries (subject to certain excluded subsidiaries). The maximum availability under the ABL Facility fluctuates with the general seasonality of the business, and increases and decreases with the changes in the Company’s and its applicable subsidiaries’ inventory and account receivable balances.
In addition to the revolving and ABL facilities described above, the Company is also the borrower under a senior secured term loan facility (as amended, the “Term Loan Facility”) that is guaranteed by the Company’s U.S. subsidiaries (other than Topgolf and its subsidiaries and certain other excluded subsidiaries), and Topgolf is the borrower under a senior secured term loan facility (as amended, the “Topgolf Term Loan Facility”) that is guaranteed by Topgolf’s US subsidiaries (subject to certain excluded subsidiaries). The Term Loan Facility is secured by a first-priority lien on the assets of the obligors thereunder (other than those for which the ABL Facility has a first-priority lien and certain excluded assets), and a second-priority lien on the assets for which the ABL Facility has a first-priority lien. The Topgolf Term Loan Facility is secured by substantially all of the assets of Topgolf and its guarantor subsidiaries.
The ABL Facility, the 2022 Japan ABL Credit Facility, the Term Loan Facility, the Topgolf Revolving Facility, and the Topgolf Term Loan Facility (collectively, the “Facilities”) include certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, dividends, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Such limitations include restrictions on the amount the Company can pay in annual cash dividends, including meeting certain restrictions on the amount of additional indebtedness and, in the case of the ABL Facility, requirements to maintain a certain fixed charge coverage ratio under certain circumstances. If the Company experiences a decline in revenues or adjusted EBITDA, the Company may have difficulty paying interest and principal amounts due on its Facilities or other indebtedness and meeting certain of the financial covenants contained in the ABL Facility or the Topgolf Revolving Facility. If the Company is unable to make required payments under any of the Facilities, or if the Company fails to comply with the various covenants and other requirements of any of the Facilities or other indebtedness, the Company would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, which may also result in a cross-default under other Facilities or other indebtedness. Any default under any of the Facilities or other indebtedness could have a significant adverse effect on the Company’s liquidity, business, operating results and financial condition and ability to make any dividend or other payments on the Company’s capital stock. See Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the terms of the ABL Facility, the 2022 Japan ABL Credit Facility, the Term Loan Facility, the Topgolf Revolving Facility, and the Topgolf Term Loan Facility.

The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for the Company’s products and services, foreign currency exchange rates and other risks and uncertainties applicable to the Company and its business. No assurances can be given that the Company will be able to generate sufficient operating cash flows in the future or maintain or grow its existing cash balances. If the Company is unable to generate sufficient cash flows to make its required payment obligations under the Facilities or to fund its business, the Company will need to increase its reliance on its ABL Facility and the Topgolf Revolving Facility for needed liquidity. If its ABL Facility or Topgolf Revolving Facility is not then available or sufficient and the Company is not able to secure alternative financing arrangements, the Company’s future operations would be materially, adversely affected.
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
With respect to the Topgolf business in particular, the Company’s ability to fund the construction and opening of new Topgolf venues may depend on its ability to fund or otherwise secure financing for the associated development costs. Topgolf has historically financed the construction of venues through third-party developer or real estate financing companies. In these cases, while Topgolf is still required to fund a portion of venue development costs itself, its financing partner will purchase or lease the land and fund a majority of venue development costs during and after construction, which reduces its required capital outlay. Should these or similar financing arrangements become less available to Topgolf in the future, whether due to changes in relationships with financing partners, legal, regulatory or other changes, including the availability of sufficient amounts of financing and conditions in the global financing markets and Topgolf’s prospects and credit ratings, that make these financing arrangements less attractive to them or any other reason, Topgolf’s growth prospects would be materially and adversely affected. In addition, in cases where Topgolf is not able to finance venue construction through one of its financing partners, The Company will be required to fund the full amount of venue development costs itself. If the Company is unable to finance the construction and development of new venues on acceptable terms or at all, or if the Company or its financing partners default on its or their respective obligations to fund construction, the Company could be required to delay, significantly curtail or eliminate planned openings of additional Topgolf venues, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
The Company’s indebtedness outstanding under certain of its credit facilities, including the ABL Facility, the 2022 Japan ABL Credit Facility and the Topgolf Facility, bears interest at variable rates. As a result, increases in interest rates increase the cost of servicing the Company’s indebtedness and could materially reduce the Company’s profitability and cash flows. Beginning in March 2022, the Federal Reserve began raising the federal funds rate in an effort to curb inflation and has signaled it expects additional rate increases in the future. Increased interest rates could also make it difficult for the Company to obtain financing at attractive rates, which could adversely impact the Company’s ability to execute its growth strategy or future acquisitions. Additionally, rising interest rates could have a dampening effect on overall economic activity, which could have an adverse effect on the Company’s business.

Goodwill and intangible assets represent a significant portion of the Company’s total assets, and any impairment of these assets could negatively impact the Company’s results of operations and shareholders’ equity.
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

General Risk Factors
The continuing impact of “Brexit” may have a negative effect on our business.
Following a national referendum and subsequent legislation, the United Kingdom formally withdrew from the European Union, commonly referred to as “Brexit,” and ratified a trade and cooperation agreement governing its future relationship with the European Union. Among other things, the agreement, which became effective in 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and governance. Because the agreement merely sets forth a framework in many respects that requires complex additional bilateral negotiations between the United Kingdom and the European Union, significant uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.
Brexit has led to legal uncertainty and divergent national laws and regulations as the United Kingdom continues to determine which European Union laws to replace or replicate, including financial laws and regulations, tax and customs laws, intellectual property rights, environmental, health and safety laws and regulations, employment laws and transport laws, which could increase the difficulty and cost of compliance.
We cannot yet predict the full implications of Brexit, including whether it will increase our operational costs or otherwise materially adversely affect the Company’s business, financial condition and results of operations.
The Company’s insurance policies may not provide adequate levels of coverage against all claims and the Company may incur losses that are not covered by its insurance.
The Company maintains insurance of the type and in amounts that the Company believes is commercially reasonable and that is available to businesses in its industry. The Company carries various types of insurance, including general liability, auto liability, business interruption, workers’ compensation and excess umbrella, from highly-rated insurance carriers. Market forces beyond the Company’s control could limit the scope of the insurance coverage that the Company can obtain in the future or restrict its ability to buy insurance coverage at reasonable rates. The Company cannot predict the level of the premiums that the Company may be required to pay for subsequent insurance coverage, the level of any deductible and/or self‑insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks. In the event of a substantial loss, the insurance coverage that the Company carries may not be sufficient to compensate the Company for the losses the Company incurs or any costs the Company is responsible for.

If the Company’s estimates or judgments relating to its critical accounting policies prove to be incorrect, its financial condition and results of operations could be adversely affected.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, as discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 7. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing the Company’s consolidated financial statements include those related to revenue recognition; allowance for doubtful accounts; inventories; long-lived assets, goodwill and non-amortizing intangible assets; warranty policy; income taxes and provisional estimates due to the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017; share-based compensation; and foreign currency translation. The Company’s financial condition and results of operations may be adversely affected if its assumptions change or if actual circumstances differ from those in its assumptions, which could cause its results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of its common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2.    Properties
The Company and its subsidiaries conduct operations in both owned and leased properties. The Company’s principal properties include executive offices, golf club assembly, golf ball manufacturing, warehousing and distribution, sales offices, and Topgolf venues.
The Company’s principal executive offices are located in Carlsbad, California. The Company owns two buildings that are utilized in its Carlsbad operations, which include the Company’s corporate offices, research and development and pro-tour club assembly, in addition to the Company’s performance center.
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
The Company also leases various retail locations for the sale of its products. In the United States, the Company leases 39 retail locations for the sale of its TravisMathew-branded products. In Germany and throughout Europe as well as in China, the Company leases over 148 retail locations for the sale of its Jack Wolfskin-branded products. The Company also leases over 22 retail locations in Japan for the sale of Callaway-branded products, in addition to six locations for the sale of Jack Wolfskin products and two locations for the sale of TravisMathew products.
As of December 31, 2022, the Company had 77 Company-owned and operated Topgolf venues throughout the United States and four Company-operated venues in the United Kingdom. Of the 81 Company-operated venues, over 80% are leased properties.
The Company leases its golf ball manufacturing plant in Chicopee, Massachusetts and golf club manufacturing facility in Monterrey, Mexico, and its distributions centers in Fort Worth, Texas, Swindon, England and Hamburg, Germany. The Company’s Topgolf business also leases warehouse space in Shepperton, United Kingdom.
Item 3.    Legal Proceedings
The information set forth in Note 13. “Commitments & Contingencies”, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated herein by this reference.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The Company’s symbol for its common stock is “MODG.” As of January 31, 2023, the number of holders of record of the Company’s common stock was 4,976.
Dividends are subject to liquidity, capital availability and quarterly determinations that cash dividends are in the best interests of its shareholders, and may be affected by, among other items, the Company’s views on potential future capital requirements, projected cash flows and needs, changes to the Company’s business model, and certain restrictions limiting dividends imposed by the ABL Facility (See Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K). In August 2020, as part of the Company’s effort to manage costs and capital allocation most efficiently, the Company announced the cessation of its quarterly dividends.
The following graph presents a comparison of the cumulative total shareholder return of the Company’s common stock since December 31, 2017 to two indices: the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 1500 Consumer Discretionary Index (“S&P 1500 Consumer Discretionary”). The S&P 500 tracks the aggregate price performance of equity securities of 500 large-cap companies that are actively traded in the United States, and is considered to be a leading indicator of U.S. equity securities. The S&P 1500 Consumer Discretionary tracks the aggregate price performance of equity securities from companies included in the S&P 1500 Consumer Discretionary that are classified as members of the GICS® consumer discretionary sector. In addition, because the Company has elected to change to the S&P 1500 Consumer Discretionary from the Standard & Poor’s 400 Midcap Index (the “S&P 400 Midcap”), which the Company used in its Annual Report on Form 10-K for the year ended December 31, 2021, the graph below also includes a comparison to the S&P 400 Midcap. The Company elected to change from the S&P 400 Midcap to the S&P 1500 Consumer Discretionary because the S&P 1500 Consumer Discretionary more closely aligns with the set of companies with which the Company compares itself for purposes of setting executive compensation. The graph assumes an initial investment of $100.00 at December 31, 2017 and reinvestment of all dividends in MODG stock on the dividend payable date.

	2017	2018	2019	2020	2021	2022
Topgolf Callaway Brands (NYSE: MODG)	$100.00	$109.87	$152.30	$172.54	$197.20	$141.94
S&P 500	$100.00	$93.76	$120.84	$140.49	$178.27	$143.61
S&P 1500 Consumer Discretionary	$100.00	$97.72	$122.83	$161.70	$201.22	$128.21
S&P 400 Midcap	$100.00	$99.77	$108.55	$121.36	$149.53	$127.88
The Company’s cumulative total shareholder return is based upon the closing prices of its common stock on December 31, 2017, 2018, 2019, 2020, 2021 and 2022 of $13.93, $15.30, $21.20, $24.01, $27.44 and $19.75, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
2022 Repurchase Program
In May 2022, the Company’s Board of Directors authorized a $100.0 million share repurchase program (the “2022 Repurchase Program”) under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities. The repurchases will be made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors, and consistent with the terms of the Company’s credit facilities, which define the amount of stock that can be repurchased. The repurchase program does not require the Company to acquire a specific number of shares and it will remain in effect until completed or until terminated by the Board of Directors. As of December 31, 2022, no repurchases have been made under the 2022 Repurchase Program.
Payroll Tax Withholding
The Company may repurchase shares by withholding a portion of employee restricted stock unit awards and performance share unit awards in order to satisfy payroll tax withholding obligations in connection with the vesting and settlement of such awards. The repurchase of these awards by the Company in order to satisfy the payroll tax withholding obligations are not considered as purchases of shares of common stock under any of the Company’s publicly announced repurchase programs.
The following table summarizes the Company’s share repurchases during the fourth quarter of 2022. The Company’s repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended December 31, 2022
	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
October 1, 2022 - October 31, 2022	444	$17.12	—	$100,000,000
November 1, 2022 - November 30, 2022	—	—	—	100,000,000
December 1, 2022 - December 31, 2022	13,722	21.10	—	100,000,000
Total	14,166	$20.98	—	$100,000,000
During the three months ended December 31, 2022, the Company repurchased 14,166 shares of its common stock at an average cost per share of $20.98, for a total cost of $0.3 million, which were related to shares withheld to satisfy payroll tax withholding obligations as described above.
Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the section “Important Notice to Investors Regarding Forward-Looking Statements” that appear herein. This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions related to 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022.
Critical Accounting Estimates
The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity, revenues and expenses, as well as related disclosures of contingent assets and liabilities. The Company bases its estimates and assumptions on historical experience and other assumptions that management believes are reasonable under the circumstances at that time. Actual results may materially differ from these estimates under different assumptions or circumstances. The Company reviews its estimates on an ongoing basis to ensure that its estimates appropriately reflect changes in its business and new information as it becomes available.
Management believes the critical accounting estimates discussed below affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements. For a complete discussion of all of the Company’s significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Form 10-K.
Sales Programs
The amount of revenue the Company recognizes is based on the amount of consideration it ultimately expects to receive from customers, which involves certain estimates and assumptions, including estimates for sales returns as well as sales programs, sales promotions and price concessions. These estimates are based on amounts earned by the Company or expected to be claimed by customers on the related sales.
Sell-through promotions are short-term sales programs that are generally offered throughout the product’s life cycle, which is approximately two years. Price reductions and price concessions are generally offered at the end of the product’s life cycle. The Company calculates an estimated rate related to these programs that is based on a combination of historical and forecasted data. The Company records a reduction to net revenues using this rate at the time of the sale and monitors this rate against actual results and forecasted estimates. Adjustments to the rate are made as necessary in order to reflect the amount of consideration the Company expects to receive from its customers. If the actual variable consideration is significantly different than the accrued estimates, the Company may be exposed to adjustments to revenue that could be material. Assuming there had been a 10% increase in the rate used to record sales program incentives, income before taxes for the year ended December 31, 2022 would have decreased by approximately $2.8 million.
The Company records an estimate for anticipated returns at the time the sale is recognized. This estimate is based on historical returns data as well as current economic trends, changes in customer demands and the sell-through of products. If the actual sales returns are significantly different than the recorded estimated amount, the Company may be exposed to losses or gains that could be material. Assuming there had been a 10% increase over the recorded estimated sales returns reserve for the year ended December 31, 2022, pre-tax income would have decreased by approximately $5.5 million, net of the cost recovery of inventory.

Excess and Obsolescence Reserves
Inventories are recorded at the lower of cost or net realizable value, which includes a reserve for excess, obsolete and/or unmarketable inventory. The Company estimates the reserve based upon current inventory levels, sales trends and historical experience as well as management’s estimates of market conditions and forecasts of future product demand, all of which are subject to change. In addition, the Company considers inventory aging, forecasted consumer demand and pricing, regulatory (USGA and R&A) rule changes, the promotional environment and technological obsolescence, all of which requires management to make assumptions and apply significant judgment.
If these estimates are inaccurate or change, the Company may need to increase its inventory reserve, which could significantly impact operating results. Assuming there had been a 10% increase in the reserve for the year ended December 31, 2022, pre-tax income would have decreased by approximately $1.8 million.
Leases
The Company enters into complex build-to-suit arrangements in connection with its Company-operated venues operations which often results in the Company controlling the underlying ground that the venue is built on, the building, or both during the construction period. Under these arrangements, the construction terms, financing and eventual lease are agreed to prior to the construction period. In most cases, the construction is financed by a third-party real estate financing partner (the legal owner of the property). During the construction period, when the Company is deemed to be in control of the underlying assets, the Company records the asset as if owned and a corresponding construction advance. Once the construction is completed, the Company applies sale-lease back criteria to determine if control of the underlying assets is then transferred to the legal owner or whether the Company remains the accounting owner of the leased assets for accounting purposes. If control does not pass to the legal owner, it is considered a failed sale, and the assets are not derecognized while a deemed landlord finance (“DLF”) liability is recognized. If control passes to the legal owner, it is considered a sale, and the assets are derecognized, and a gain or loss is recognized based on the fair value of the asset. The fair value is determined on the basis of the price that would be received to sell the asset in an orderly transaction between market participants, which is derived from real estate broker valuations and market comparatives. An operating lease is recognized upon leasing back the assets from the legal owner.
The lease term for the ground lease and/or building lease for those properties controlled by the Company during the construction period depends on multiple factors, including the probability that the Company will exercise any renewal options beyond the initial lease term. When applicable, the Company uses historical practices and market trends to assess whether it is reasonably certain to exercise the renewal option. In certain Company-operated venues, the Company leases the underlying land from an independent third-party, with the Company assessing the lease classification as either an operating lease or finance lease on the basis of the relevant contract assumptions such as lease term and related payments. The Company must reassess the lease term upon the occurrence of certain discrete events that are in the control of the lessee (e.g., installing significant leasehold improvements) or if there is a lease modification. This lease term reassessment may impact the recorded right-of-use assets and lease classification, which could be material.
Impairment of Goodwill and Intangible Assets
The Company evaluates the recoverability of its goodwill and indefinite-lived intangible assets at least annually or more frequently whenever indicators are present that the carrying amounts of these assets may not be fully recoverable. To determine fair value, the Company uses cash flow estimates discounted at an appropriate rate, quoted market prices, royalty rates when available and independent appraisals as appropriate. Any required impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value and is recorded as a reduction in the carrying value of the asset and a charge to earnings. The Company uses its best judgment based on current facts and circumstances related to its business when making these estimates. However, if actual results are not consistent with the Company’s estimates and assumptions used in calculating future cash flows and asset fair values, the Company may be exposed to impairment losses that could be material.

Income Taxes
Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability computed and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. In accordance with the applicable accounting rules, the Company maintains a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income, and are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions. For further information, see Note 12. “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.
The Company accrues for the estimated additional amount of taxes for uncertain tax positions if it is deemed to be more likely than not that the Company would be required to pay such additional taxes. The Company is required to file federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company accrues an amount for its estimate of additional tax liability, including interest and penalties in income tax expense, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available. Historically, additional taxes paid as a result of the resolution of the Company’s uncertain tax positions have not been materially different from the Company’s expectations. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For further information, see Note 12. “Income Taxes”.
Business Combinations
The Company is required to make significant estimates and assumptions to determine the fair value of tangible and intangible assets acquired and liabilities assumed at the acquisition date, as well as the estimated useful life of those acquired intangible assets. Intangible assets may include the acquired company’s trade name, existing customer relationships, developed technology, patents and goodwill. Significant estimates and assumptions used to value intangible assets include expected future revenues, growth rates, cash flows and discount rates. In addition, significant estimates and assumptions are used in determining uncertain tax positions and valuation allowances, as well as the fair value of equity awards assumed. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
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
•Net income (loss) and diluted earnings (loss) per share excluding certain non-cash and non-recurring charges, as further detailed below.

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
Current Economic Conditions
A significant portion of the Company’s business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on the Company’s financial results. The Company enters into foreign currency forward contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency rates in the short-term, they do not eliminate those effects, which can be significant, and they do not mitigate their effects over the long-term. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies and (iii) the mark-to-market adjustments of the Company’s foreign currency forward contracts. In general, the Company’s overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which the Company conducts its business. Fluctuations in foreign currencies had an unfavorable impact on international net revenues of $148.1 million for the year ended December 31, 2022, relative to the same period in the prior year. The Company anticipates that changes in foreign currencies will continue to have a significant unfavorable impact on net revenues and operating results for 2023.
The recent increase in inflation partially contributed to the increase in the cost of the Company’s products as well as operating costs. While the Company was generally able to offset these inflationary pressures by increasing the price of its products and services, the length and severity of these conditions are unpredictable, and should conditions persist and/or worsen, such inflationary pressures may have an adverse effect on the Company’s operating expenses. Further, the Company may not be able to offset these increased costs through price increases. As a result, the Company’s cash flows and results of operations could be adversely affected.
During most of 2022, the Company experienced extended lead times on inventory shipments due to significant port delays and container shortages domestically and internationally. As a result, the Company planned its inventory purchases around these increased in-transit times in order to meet the increased demand for its golf equipment and apparel products, as well as manage supplier capacity by pulling-forward inventory orders in order to prepare for upcoming product launches. However, during the third quarter, in-transit times improved and many of the inventory orders the Company made were received earlier than planned, creating an increase in inventory levels in the second half of 2022 compared to the same period in 2021, which were unusually low due to inventory shortages caused by supply chain constraints. A majority of the inventory shipments received during the second half of 2022 were for 2023 products, therefore the Company anticipated continued higher inventory levels going into 2023. The Company believes the quality of its inventory is good and that it will be well positioned going into the 2023 golf season.
Segment and Related Information
The Company’s products and brands are reported under three operating segments: Topgolf, which includes the operations of the Company’s Topgolf business; Golf Equipment, which includes the operations of the Company’s golf clubs and golf balls business; and Active Lifestyle, which includes the operations of the Company’s soft goods business marketed under the Callaway, TravisMathew, Jack Wolfskin and OGIO brand names. For further detail related to the Company’s operating segments, products and seasonality, see “Part I, Item 1. Business - Overview” in this Form 10-K.

Results of Operations
Years Ended December 31, 2022 and 2021
Net Revenues
The Company’s net revenues for the year ended December 31, 2022 increased $862.3 million (27.5%) to $3,995.7 million compared to $3,133.4 million for the year ended December 31, 2021. The increase reflects strong revenue performance in all three of the Company’s operating segments across all major geographic regions. This revenue growth was achieved despite a significant unfavorable foreign currency exchange impact of $148.1 million, primarily related to the Company’s business operations in Europe and Asia. In addition, 2022 includes a full year of revenue related to Topgolf compared to ten months in 2021 due to the timing of the merger. Net revenues by operating segment and major geographic region are presented below. For further information related to the Company’s operating segments see, “Operating Segment Results” below.
Net revenues by operating segment (in millions, except percentages):

	Year Ended December 31,		Increase/(Decrease)		Non - GAAP Constant Currency Growth
	2022	2021	Amount	Percent	Percent
Net revenues:
Topgolf	$1,549.0	$1,087.6	$461.4	42.4%	43.3%
Golf Equipment	1,406.6	1,229.2	177.4	14.4%	19.6%
Active Lifestyle	1,040.1	816.6	223.5	27.4%	36.5%
Total net revenues	$3,995.7	$3,133.4	$862.3	27.5%	32.2%
Net revenues by major geographic region (in millions, except percentages):

	Year Ended December 31,		Increase/(Decrease)		Non-GAAP Constant Currency Growth
	2022	2021	Amount	Percent	Percent
Net revenues:
United States	$2,798.0	$2,067.1	$730.9	35.4%	35.4%
Europe	537.4	499.5	37.9	7.6%	22.0%
Asia	545.4	465.5	79.9	17.2%	32.4%
Rest of World	114.9	101.3	13.6	13.4%	18.5%
Total net revenues	$3,995.7	$3,133.4	$862.3	27.5%	32.2%
United States
Net revenues in the United States are comprised of net revenues from the Company’s Topgolf, Golf Equipment, and Active Lifestyle operating segments. During the year ended December 31, 2022, the Company’s net revenues in the United States increased $730.9 million (35.4%) compared to the year ended December 31, 2021. The increase was primarily due to growth in the Topgolf business combined with an additional two months of revenue due to the timing of the merger in 2021, in addition to continued strong demand for Golf Equipment products and Active Lifestyle products, which was primarily attributable to the expansion and brand momentum of the TravisMathew business.
Europe
Net revenues in Europe are comprised of revenues from the Company’s Golf Equipment, Active Lifestyle and Topgolf operating segments. During the year ended December 31, 2022, net revenues in Europe increased $37.9 million (7.6%) compared to the year ended December 31, 2021. The increase was primarily driven by strong revenue performance in the Jack Wolfskin apparel business as well as the Topgolf business, which also includes an incremental two months of sales due to the timing of the merger in 2021. Fluctuations in foreign currency exchange rates had an unfavorable impact on the Company’s net revenues in Europe of $72.1 million. On a constant currency basis, the Company’s net revenues in Europe increased by 22.0%.

Asia
Net revenues in Asia are comprised of revenues from the Company’s Golf Equipment and Active Lifestyle operating segments. During the year ended December 31, 2022, net revenues in Asia increased $79.9 million (17.2%) compared to the year ended December 31, 2021. The increase was primarily related to continued strong demand for golf equipment products, in addition to an increase in apparel sales driven primarily by the addition of the Korea apparel business in the third quarter of 2021. Foreign currency exchange rates had a $70.9 million unfavorable impact on the Company’s net revenues in Asia, primarily related to sales in Japan and Korea. On a constant currency basis, the Company’s net revenues in Asia increased by 32.4%.
Rest of World
Net revenues in Rest of World are primarily comprised of revenues from the Company’s Golf Equipment and Active Lifestyle operating segments in Canada, Australia, and Latin America. During the year ended December 31, 2022, net revenues in Rest of World increased $13.6 million (13.4%) compared to the year ended December 31, 2021. The increase was primarily driven by continued strong demand for golf equipment and apparel products. Foreign currency exchange rates had a $5.1 million unfavorable impact on the Company’s net revenues in the Rest of World regions, primarily in Australia and Canada. On a constant currency basis, the Company’s net revenues for Rest of World increased by 18.5%.
Costs and Expenses (in millions, except percentages)

	Year Ended December 31,		Increase/(Decrease)
	2022	2021	Amount	Percent
Costs and expenses:
Cost of products	$1,400.6	$1,136.6	$264.0	23.2%
Cost of services, excluding depreciation and amortization	184.0	133.5	50.5	37.8%
Other venue expense	1,076.9	731.5	345.4	47.2%
Selling, general and administrative expense	970.6	849.7	120.9	14.2%
Research and development expense	76.4	68.0	8.4	12.4%
Venue pre-opening costs	30.4	9.4	21.0	223.4%
Total costs and expenses	$3,738.9	$2,928.7	$810.2	27.7%
Cost of Products
The Company’s cost of products is comprised primarily of material and component costs, distribution and warehousing costs, overhead expenses as well as retail merchandise costs, which also includes products sold in retail shops within Topgolf venue facilities. Historically, over 85% of the Company’s manufacturing costs, which are primarily material and component costs, are variable in nature and fluctuate with sales volumes. Variable costs for the Company’s Golf Equipment segment range between 85% to 95% for golf club products and 70% to 80% for golf ball products. Variable costs for soft goods in the Active Lifestyle operating segment are generally greater than 85%. Generally, the relative significance of the components of cost of products do not vary materially from these percentages from period to period.
During the year ended December 31, 2022, cost of products increased $264.0 million (23.2%) to $1,400.6 million compared to $1,136.6 million for the year ended December 31, 2021. The increase was primarily attributable to the variable nature of the Company’s cost of products which was commensurate with the significant increase in sales volumes during 2022, as compared to the same period in 2021. In addition to the overall increase directly related to sales volumes, the Company also experienced an overall increase in commodity and input costs related to the manufacture and distribution of its products, including significant increases in freight and labor costs, as well as the negative impacts of inflationary pressures throughout the year.

Cost of Services, Excluding Depreciation and Amortization
Cost of services, excluding depreciation and amortization, consist primarily of the cost of food and beverage sold at Topgolf venues, as well as certain costs associated with licensing the Company’s Toptracer ball-flight tracking technology. The cost of services at Topgolf are largely variable in nature. During the year ended December 31, 2022, cost of services, excluding depreciation and amortization, increased $50.5 million (37.8%), to 184.0 million, compared to $133.5 million for the year ended December 31, 2021. The increase was primarily due to additional Topgolf venues added throughout 2022, in addition to an incremental two months of costs incurred during 2022, due to the timing of the Topgolf merger in 2021.
Other Venue Expense
Other venue expense consists of depreciation and amortization, employee costs, rent, utilities, and other costs associated with Topgolf venues. During the year ended December 31, 2022, other venue expense increased $345.4 million (47.2%), to $1,076.9 million, compared to $731.5 million for the year ended December 31, 2021. The increase was primarily due to additional Topgolf venues added throughout 2022, in addition to an incremental two months of expenses incurred during 2022 due to the timing of the Topgolf merger in 2021.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $120.9 million (14.2%) to $970.6 million during the year ended December 31, 2022, compared to $849.7 million for the year ended December 31, 2021. The increase was primarily to support the continued growth and expansion of the business, which includes increases in employee costs related to increased headcount across all of the Company’s businesses, professional fees, including fees associated with the implementation of new IT systems at various subsidiaries of the Company, marketing and promotional expense and travel and entertainment. In addition, the increase reflects an incremental two months of selling, general and administrative expense recognized at Topgolf during 2022 due to the timing of the merger in 2021.
Research and Development Expense
Research and development expense increased $8.4 million (12.4%) to $76.4 million during the year ended December 31, 2022, compared to $68.0 million for the year ended December 31, 2021. The increase was primarily due to an increase in employee costs resulting from increased headcount.
Venue Pre-Opening Costs
Venue pre-opening costs consist of costs associated with activities prior to the opening of new Company-operated Topgolf venues, as well as other costs that are not considered in the evaluation of ongoing venue performance. Venue pre-opening costs are variable in nature and fluctuate based on the timing of an anticipated venue opening date, as well as the size and location of a particular Company-operated venue. The Company expects to continue to incur venue pre-opening costs as it continues to expand its operations and open Company-operated Topgolf venues domestically and internationally. Venue pre-opening costs increased $21.0 million (223.4%) to $30.4 million during the year ended December 31, 2022, compared to $9.4 million for the year ended December 31, 2021. The increase was primarily due to an increase in the number of venues constructed throughout 2022, and under construction as of December 31, 2022, as compared to the same period in 2021, in addition to two months of incremental expense incurred during 2022 due to the timing of the Topgolf merger in 2021.
Other Income and Expense (in millions)

	Year Ended December 31,		Increase/(Decrease)
	2022	2021	Amount	Percent
Other income and expenses:
Interest expense, net	$(142.8)	$(115.6)	$(27.2)	(23.5)%
Gain on Topgolf investment	—	252.5	(252.5)	(100.0)%
Other income	27.9	9.0	18.9	210.0%
Total other (expense) income, net	$(114.9)	$145.9	$(260.8)	(178.8)%

Total other (expense) income, net decreased by $260.8 million (178.8%) to other expense of $114.9 million during the year ended December 31, 2022, compared to other income of $145.9 million during the year ended December 31, 2021. The decrease was primarily due to the recognition of a $252.5 million non-cash gain in 2021 related to the fair-value write-up of the Company’s pre-merger shares of Topgolf in connection with the merger, in addition to an increase of $27.2 million (23.5%) in interest expense, primarily due to additional deemed landlord financing lease obligations related to the construction of new Topgolf venues combined with an additional two months of interest expense related to Topgolf debt obligations due to the timing of the merger in 2021. These increases were partially offset by an $18.9 million (210.0%) increase in other income related to net gains on foreign currency hedging contracts offset by foreign currency transaction losses.
Income Taxes
The Company’s provision for income taxes decreased $44.6 million to an income tax benefit of $16.0 million in 2022, compared to an income tax provision of $28.6 million in 2021. The Company’s effective tax rate as a percentage of pre-tax income for 2022 decreased to (11.3%) compared to 8.2% in 2021. The Company’s effective tax rate for 2022 was impacted by the release of valuation allowances on the Company’s United States deferred tax assets. The Company’s effective tax rate in 2021 was impacted by the nontaxable gain recognized on the Company’s pre-merger investment in Topgolf shares as well as the recognition of a valuation allowance on certain net operating losses and tax credits. For further discussion, see Note 12. “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.
Net Income (Loss)
Net Income
Net income for the year ended December 31, 2022 decreased $164.1 million (51.0%) to $157.9 million compared to net income of $322.0 million for the year ended December 31, 2021. The decrease was primarily due to the recognition of a $252.5 million gain in 2021 related to the non-cash fair-value write-up of the Company’s pre-merger investment in Topgolf, partially offset by a $52.1 million (25.5%) increase in income from operations, combined with the recognition of a $16.0 million tax benefit for the year ended December 31, 2022 compared to a tax provision of $28.6 million for the year ended December 31, 2021. Diluted earnings per common share decreased $1.00 to $0.82 on 201.3 million diluted shares outstanding for the year ended December 31, 2022 compared to $1.82 on 176.9 million shares outstanding for the year ended December 31, 2021. The increased share count for the year ended December 31, 2022 reflects the addition of 14.7 million common shares as the result of the adoption of ASU 2020-06 on January 1, 2022, which required the application of the if-converted method to calculate the dilutive effect from the Company’s convertible notes.
Non-GAAP Net Income Reconciliation and Diluted Earnings Per Share
On a non-GAAP basis, excluding the impacts of the items described in the table below, the Company’s net income and diluted earnings per share for the year ended December 31, 2022 would have been $158.2 million and $0.82 per share, respectively, compared to $137.9 million and $0.78 per share, respectively, for the year ended December 31, 2021.

The tables below present a reconciliation of the Company’s results under GAAP and non-GAAP measures (in millions, except per share information):

		Year Ended December 31, 2022
		GAAP	Non-Cash Depreciation and Amortization(1)	Non-Recurring Items(2)	Tax Valuation Allowance(3)	Non-GAAP
Net income (loss)		$157.9	$(21.8)	$(12.9)	$34.4	$158.2
Diluted earnings (loss) per share		$0.82	$(0.11)	$(0.06)	$0.17	$0.82
Weighted-average shares outstanding		201.3	201.3	201.3	201.3	201.3

	Year Ended December 31, 2021
	GAAP	Non-Cash Depreciation and Amortization(1)	Non-Cash Amortization of Discount on Convertible Notes(4)	Acquisition and Non-Recurring Items(5)	Tax Valuation Allowance(3)	Non-GAAP
Net income (loss)	$322.0	$(23.5)	$(8.0)	$233.6	$(18.0)	$137.9
Diluted earnings (loss) per share	$1.82	$(0.13)	$(0.05)	$1.32	$(0.10)	$0.78
Weighted-average shares outstanding	176.9	176.9	176.9	176.9	176.9	176.9

(1) Includes the amortization and depreciation of acquired intangible assets and purchase accounting adjustments.
(2) Includes $5.7 million of impairment charges, $5.9 million of one-time implementation costs associated with new ERP systems installed at acquired companies, $3.6 million for legal and credit agency fees related to a postponed debt refinancing and $0.9 million for reorganization expenses.

(3) In connection with the merger with Topgolf in 2021, the Company acquired valuation allowances against certain deferred tax assets. Based on the Company’s ongoing assessment, a portion of these valuation allowances were released in 2022, and additional valuation allowances were recorded in 2021.

(4) Includes non-cash interest expense related to the amortization of the discount on the Convertible Notes issued in 2020. In accordance with the adoption of ASC 2020-06 effective January 1, 2022, the Company derecognized the discount on the 2020 Convertible Notes and as such, will no longer recognize amortization expense in future periods.

(5) Includes $20.2 million of transaction, transition and other non-recurring costs associated with the merger with Topgolf, $3.8 million of one-time implementation costs associated with new ERP systems installed at acquired companies, in addition to the recognition of a $252.5 million gain on the Company’s pre-merger investment in Topgolf.

Operating Segment Results for the Years Ended December 31, 2022 and 2021 (in millions, except percentages)

	Year Ended December 31,		Increase/(Decrease)		Non-GAAP Constant Currency Growth vs. 2021(1)
	2022	2021	Dollars	Percent	Percent
Net revenues:
Venues(2)	$1,477.1	$1,029.0	$448.1	43.5%	44.0%
Other Topgolf business lines(2)	71.9	58.6	13.3	22.7%	30.7%
Topgolf	1,549.0	1,087.6	461.4	42.4%	43.3%
Golf clubs	1,097.1	994.5	102.6	10.3%	15.7%
Golf balls	309.5	234.7	74.8	31.9%	36.0%
Golf Equipment	1,406.6	1,229.2	177.4	14.4%	19.6%
Apparel	631.7	490.9	140.8	28.7%	38.4%
Gear, accessories, & other	408.4	325.7	82.7	25.4%	33.7%
Active Lifestyle	1,040.1	816.6	223.5	27.4%	36.5%
Total net revenues	$3,995.7	$3,133.4	$862.3	27.5%	32.2%

Segment operating income:
Topgolf	$76.8	$58.2	$18.6	32.0%
Golf Equipment	251.4	203.9	47.5	23.3%
Active Lifestyle	77.4	68.5	8.9	13.0%
Total segment operating income	405.6	330.6	75.0	22.7%
Reconciling Items(3)	(148.8)	(125.9)	(22.9)	18.2%
Total operating income	256.8	204.7	52.1	25.5%
Gain on Topgolf investment(4)	—	252.5	(252.5)	(100.0)%
Interest expense, net	(142.8)	(115.6)	(27.2)	23.5%
Other income, net	27.9	9.0	18.9	210.0%
Income before income taxes	$141.9	$350.6	$(208.7)	(59.5)%

(1) Calculated by applying 2021 exchange rates to 2022 reported sales in regions outside the U.S.
(2) As of January 1, 2022, in order to align with the Company’s current management reporting structure, the Company began reporting revenues associated with corporate advertising sponsorship contracts in the venues business line within the Topgolf operating segment. In 2021, these revenues were included in other Topgolf business lines. In order to conform to the current year presentation, revenue of $15.0 million associated with corporate advertising sponsorship contracts recognized from the merger date through December 31, 2021, was reclassified from other Topgolf business lines to venues for comparative purposes.

(3) Amounts for 2022 and 2021 include corporate general and administrative expenses not utilized by management in determining segment profitability, in addition to $25.0 million and $27.2 million of depreciation and amortization of acquired intangible assets and fair value adjustments, respectively, and $15.5 million and $23.9 million of non-recurring items described above, respectively.

(4) Amount represents a gain recorded to write-up the Company’s former investment in Topgolf to its fair value in connection with the merger.

Topgolf
Topgolf net revenues increased by $461.4 million (42.4%) for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily driven by the opening of 11 new Company-owned and operated Topgolf venues throughout 2022, as well as an increase in same venue sales for existing venues. The increase in same venue sales was primarily due to a balanced increase between walk-in traffic at the venues and price increases, in addition to strong performance in Topgolf’s corporate and social events business. In addition, during 2022, the Company recognized a full 12 month period of Topgolf revenues, compared to only ten months during the year ended 2021, which was due to the closing of the merger on March 8, 2021. The increase in segment operating income of $18.6 million (32.0%) primarily reflects the increase in revenue, partially offset by an increase in pre-opening costs due to the opening of new venues in 2022, combined with a planned increase in marketing spend.
Golf Equipment
Golf Equipment net revenues increased by $177.4 million (14.4%) for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by strong demand for golf ball products, including the 2022 Chrome Soft line of golf balls, as well as packaged sets due to increased supply. The increase was additionally due to continued strong demand across all golf club product categories, primarily from the core golf consumer base, combined with additional supply capacity and inventory fill-in at retail. Golf Equipment segment operating income increased $47.5 million (23.3%) compared to the year ended December 31, 2021. The increase was due to increases in sales volume and average selling prices, which outpaced higher input and freight costs and unfavorable foreign exchange rate impacts.
Active Lifestyle
Active Lifestyle net revenues increased by $223.5 million (27.4%) for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase reflects strong performance across all brands within the Company’s Active Lifestyle portfolio and was primarily driven by continued brand momentum at TravisMathew. Increased sales at Jack Wolfskin as well as growth in the Korea apparel business which launched in July 2021 also contributed to the overall increase in Active Lifestyle net revenues. Active Lifestyle segment operating income increased $8.9 million (13.0%) compared to the year ended December 31, 2021. The increase reflects continued momentum in the business, which outpaced the unfavorable impact of foreign currency rates.
Financial Condition
The Company’s cash and cash equivalents decreased $172.0 million to $180.2 million at December 31, 2022 from $352.2 million at December 31, 2021. This decrease was primarily related to cash used in investing activities of $535.1 million and cash used in operating activities of $35.1 million, partially offset by cash provided by financing activities of $425.3 million. During the 12 months ended December 31, 2022, the Company used its existing cash and cash equivalents, as well as net proceeds from borrowings on its long-term debt and credit facilities, and proceeds from lease financings, to fund its operations and for the development of Topgolf venues and other capital expenditures, for the purchase of inventory, and repurchase shares of its common stock. The Company believes that its existing funds combined with cash expected to be generated from its operating activities, existing sources of and access to capital and any future financings, as necessary, are adequate to fund the Company’s future operations. For further information related to the Company’s financing arrangements, see Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in Part IV, Item 15 and “Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K.

The Company’s accounts receivable balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company’s Golf Equipment business, accounts receivable will generally be highest during the first and second quarters, primarily due to the seasonal peak in the golf industry, and will generally decline significantly during the third and fourth quarters as a result of an increase in cash collections and lower sales. The Company’s Active Lifestyle accounts receivable balances are generally higher during the third and fourth quarters, primarily due to the seasonal nature of the Jack Wolfskin business, whose products are significantly geared towards the fall and winter seasons. Topgolf primarily records revenue and collects payment at point-of-sale for most of its venue business. Therefore, Topgolf’s accounts receivable balance is smaller than the Company’s other business segments and primarily consists of media sponsorship receivables. As of December 31, 2022, the Company’s net accounts receivable increased $62.0 million to $167.3 million from $105.3 million as of December 31, 2021. The increase is primarily due to increases in the fourth quarter of Active Lifestyle and Golf Equipment sales.
The Company’s inventory balance fluctuates throughout the year as a result of the general seasonality of the Company’s business and is also affected by the timing of new product launches. With respect to the Company’s Golf Equipment business, the buildup of inventory generally begins during the fourth quarter and continues into the first quarter and beginning of the second quarter in order to meet increased demand during the height of the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Active Lifestyle inventory levels start to increase during the second quarter and continue to increase into the third and fourth quarters primarily due to the seasonal nature of the Company’s Jack Wolfskin business, whose products are significantly geared towards the fall and winter seasons. Topgolf is primarily a services business with lower inventory balances than the Company’s other operating segments, with the inventory balances primarily consisting of food and beverage as well as retail merchandise and Toptracer inventory. The Company’s inventory increased $425.7 million to $959.2 million as of December 31, 2022 compared to $533.5 million as of December 31, 2021. These increases were primarily driven by the timing of inventory receipts, which occurred earlier than anticipated due to shortened lead times on inventory shipments. Additionally, inventory levels were constrained throughout 2021 due to supply chain disruptions which caused shortages.
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
The Company’s ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for the Company’s products, supply chain challenges, price inflation, foreign currency exchange rates, and other risks and uncertainties applicable to the Company and its business (see “Risk Factors” contained in Part I, Item 1A in this Form 10-K). As of December 31, 2022, the Company had $415.3 million in cash and availability under its credit facilities, which is a decrease of $337.5 million or 44.8% compared to December 31, 2021. Information about the Company’s credit facilities and long-term borrowings is presented in Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K and is incorporated herein by this reference.
As of December 31, 2022, approximately 75% of the Company’s cash was held in regions outside of the United States. The Company continues to maintain its indefinite reinvestment assertion with respect to most jurisdictions in which it operates because of local cash requirements to operate its business. If the Company were to repatriate cash to the United States outside of settling intercompany balances, it may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against the Company’s U.S. tax liability, if any. Additionally, the Company may need to pay certain state income taxes.

Significant Cash Obligations
The Company plans to utilize its liquidity (as described above) and its cash flows from business operations to fund its material cash requirements. The table below summarizes certain significant cash obligations as of December 31, 2022 that will affect the Company’s future liquidity (in millions):

	Payments Due By Period
	Total	2023	2024 - 2025	2026 - 2027	Thereafter
Long-term debt(1)	$1,214.4	$17.7	$141.0	$1,010.8	$44.9
Interest payments relating to long-term debt(2)	309.2	95.8	162.4	14.9	36.1
Finance leases, including imputed interest(3)	635.6	11.2	28.9	30.7	564.8
Operating leases, including imputed interest(4)	2,460.4	152.5	300.0	288.9	1,719.0
DLF obligations(5)	2,898.3	52.2	109.9	113.5	2,622.7
Minimum lease payments for leases signed but not yet commenced(6)	834.2	8.4	35.4	35.4	755.0
Capital commitments(7)	48.0	36.0	12.0	—	—
Unconditional purchase obligations(8)	83.9	47.2	26.5	10.2	—
Uncertain tax contingencies(9)	12.5	1.8	6.7	3.2	0.8
Total	$8,496.5	$422.8	$822.8	$1,507.6	$5,743.3

(1) Excludes unamortized debt discounts, unamortized debt issuance costs, and fair value adjustments. For further details, see Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K.

(2) Long-term debt may have fixed or variable interest rates. For further details, see Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K.
(3) Represents future minimum payments under financing leases. For further details, see Note 4. “Leases” in the Notes to Consolidated Financial Statements in this Form 10-K.
(4) Represents commitments for minimum lease payments under non-cancellable operating leases. For further details, see Note 4. “Leases” in the Notes to Consolidated Financial Statements in this Form 10-K.

(5) Represents DLF obligations in connection with the construction of Topgolf venues. For further details, see Note 4. “Leases” in the Notes to Consolidated Financial Statements in this Form 10-K.
(6) Represents future minimum lease payments under lease agreements that have not yet commenced as of December 31, 2022 in relation to future Topgolf facilities. For further discussion, see Note 4. “Leases” in the Notes to Consolidated Financial Statements in this Form 10-K.

(7) Represents capital expenditure commitments under lease agreements for Topgolf venues under construction that have been signed as of December 31, 2022.
(8) During the normal course of its business, the Company enters into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. The amounts listed above approximate the minimum purchase obligations the Company is obligated to pay under these agreements over the next five years and thereafter as of December 31, 2022. The actual amounts paid under some of the agreements may be higher or lower than these amounts. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services during the normal course of business through purchase orders or other documentation or that are undocumented except for an invoice. For further details, see Note 13 “Commitments & Contingencies” in the Notes to Consolidated Financial Statements in this Form 10-K.

(9) Amounts represent current and non-current portions of uncertain income tax positions as recorded on the Company’s Consolidated Balance Sheets as of December 31, 2022. Amounts exclude uncertain income tax positions that the Company would be able to offset against deferred taxes. For further discussion, see Note 12. “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to the Company or based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to each of its officers and certain other employees providing for severance payments upon the termination of employment. The Company has also issued guarantees in the form of a standby letter of credit in the amount of $0.4 million as security for contingent liabilities related to import and export duties and fees, as well as employee tax withholding.

The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s financial condition. The fair value of these indemnities, commitments and guarantees that the Company issued during the 12 months ended December 31, 2022 was not material to the Company’s financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, the Company’s liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that the Company is subject to from time to time. See Note 13. “Commitments & Contingencies” in the Notes to Consolidated Financial Statements in this Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company uses derivative financial instruments to mitigate its exposure to changes in foreign currency exchange rates and interest rates. Transactions involving these financial instruments are with creditworthy banks, primarily banks that are party to the Company’s credit facilities (see Note 7. “Financing Arrangements” and Note 18. “Derivatives and Hedging” in the Notes to Consolidated Financial Statements in this Form 10-K). The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.
Foreign Currency Fluctuations
Information about the Company’s foreign currency hedging activities is set forth in Note 18. “Derivatives and Hedging” in the Notes to Consolidated Financial Statements in this Form 10-K, which is incorporated herein by this reference.
As part of the Company’s risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which the Company was exposed at December 31, 2022 through its foreign currency forward contracts.
At December 31, 2022, the estimated maximum loss from the Company’s foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $58.8 million. The Company believes that such a hypothetical loss from its foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 7 “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K. The Company’s long-term borrowing commitments are subject to interest rate fluctuations, which could be material to the Company’s cash flows and results of operations. In order to mitigate this risk, the Company enters into interest rate hedges as part of its interest rate risk management strategy. Information about the Company’s interest rate hedges is provided in Note 18. “Derivatives and Hedging” in the Notes to Consolidated Financial Statements in this Form 10-K. In order to determine the impact of unfavorable changes in interest rates on the Company’s cash flows and results of operations, the Company performed a sensitivity analysis as part of its risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $1.3 million over the 12-month period ending on December 31, 2022.

Inflation
The Company’s products, employee costs, and other costs have been subject to, and we expect will continue to be subject to, significant inflationary pressures. Such inflationary pressures have had, and may continue to have, an adverse effect on the Company’s ability to maintain current levels of gross margin and selling, general and administrative expenses. Further, the Company may not be able to offset these increased costs through price increases. As a result, the Company’s inability to quickly respond to inflation could harm its cash flows and results of operations in the future.
Item 8. Financial Statements and Supplementary Data
The Company’s Consolidated Financial Statements as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022, together with the report of the Company’s independent registered public accounting firm, are included in this Annual Report on Form 10-K beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2022, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that as of December 31, 2022, the Company’s internal control over financial reporting was effective based on the COSO criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Topgolf Callaway Brands Corp.
Carlsbad, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Topgolf Callaway Brands Corp. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.
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
February 28, 2023

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning the Company’s executive officers is included under the caption “Information About the Company’s Executive Officers” following Part I, Item 1 of this Form 10-K. The other information required by Item 10 will be included in the Company’s definitive Proxy Statement under the captions “Proposal No. 1 - Election of Directors,” “Delinquent Section 16(a) Reports” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2022 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 11. Executive Compensation
The Company maintains employee benefit plans and programs in which its executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in the Company’s definitive Proxy Statement under the captions “Executive Officer Compensation,” “Executive Officer Compensation - Compensation Committee Report” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2022 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 will be included in the Company’s definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of calendar year 2022 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the number of stock options and shares underlying restricted stock units and performance share units outstanding and authorized for issuance under all equity compensation plans of the Company as of December 31, 2022. See Note 15. “Stock Plans and Share-Based Compensation” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the equity plans of the Company.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units and Performance Share Units(1)		Weighted Average Exercise Price of Outstanding Options(2)	Number of Shares Remaining Available for Future Issuance
	(in millions, except dollar amounts)
Equity Compensation Plans Approved by Shareholders	3.0	(3)	$6.52	16.1	(4)
Equity Compensation Plans Not Approved by Shareholders(5)	0.5	(6)	—	—
Total	3.5		$6.52	16.1

(1) Outstanding shares underlying restricted stock units (“RSUs”) granted under the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”) at target reported in this column include 135 shares of accrued incremental stock dividend equivalent rights.

(2) Does not include shares underlying RSUs and performance share units (“PSUs”), which do not have an exercise price
(3) Includes 1,045 shares underlying RSUs issuable under the Company’s 2013 Non-Employee Directors Stock Incentive Plan (“the 2013 Plan”) and 27,191 shares underlying stock options, 1,081,232 shares underlying RSUs and 1,761,758 shares underlying PSUs (at “target”) issuable under the 2004 Plan and 104,328 shares underlying RSUs and 7,936 shares underlying PSUs (at “target”) outstanding under the Company’s 2022 Incentive Plan (the “2022 Plan”).

(4) Consists of 16,070,421 shares remaining available for future issuance under the 2022 Plan. For purposes of calculating the shares that remain available for future issuance under the 2022 Plan, each share subject to an option is counted against the share reserve as 1.0 share and each share subject to a full value award (i.e., RSUs and PSUs) under the 2022 Plan is counted against the share reserve as 2.0 shares under the 2022 Incentive Plan’s fungible share ratio. In addition, shares underlying outstanding awards under the 2004 Plan may again become available for issuance under the 2022 Plan to the extent such awards lapse, expire, terminate or are canceled.

(5) In connection with the Company’s merger with Topgolf, the Company assumed the following equity compensation plans: the Topgolf 2015 Stock Incentive Plan (the “TG15 Plan”), the Topgolf 2016 Stock Incentive Plan (the “TG16 Plan”), and that certain Topgolf International, Inc. Nonqualified Stock Option Grant Notice and Stock Option Agreement dated October 18, 2016 between Topgolf and WestRiver Management, LLC (the “WestRiver Option Agreement,”) and the outstanding awards thereunder. No shares are available for grant under the TG15 Plan, the TG16 Plan or the WestRiver Option Agreement at December 31, 2022 (see Note 14. “Capital Stock” in the Notes to Consolidated Financial Statements in this Form 10-K), and therefore, the outstanding awards under such plans are not reported in the table. As of December 31, 2022, there remains a total of 287,683 shares underlying stock options outstanding under the TG15 Plan, 1,569,375 shares underlying stock options outstanding under the TG16 Plan, and 26,685 shares underlying stock options outstanding under the WestRiver Option Agreement, which options have a weighted average exercise price of $27.26.

(6) Includes 225,643 shares underlying RSUs and 314,729 shares underlying PSUs (at “target”) issuable under the Company’s 2021 Inducement Plan which is more fully described in Note 15. “Stock Plans and Share-Based Compensation”.

Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 will be included in the Company’s definitive Proxy Statement under the captions “Transactions with Related Persons” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2022 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information included in Item 14 will be included in the Company’s definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of calendar year 2022 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this report:
1. Financial Statements. The following consolidated financial statements of Topgolf Callaway Brands and its subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K beginning on page F-1:
•Report of Independent Registered Public Accounting Firm;
•Consolidated Balance Sheets as of December 31, 2022 and 2021;
•Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020;
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020;
•Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020;
•Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020; and
•Notes to Consolidated Financial Statements.
2. Financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
3. Exhibits.
A copy of any of the following exhibits will be furnished to any beneficial owner of the Company’s common stock, or any person from whom the Company solicits a proxy, upon written request and payment of the Company’s reasonable expenses in furnishing any such exhibit. All such requests should be directed to the Company’s Investor Relations Department at Topgolf Callaway Brands Corp., 2180 Rutherford Road, Carlsbad, CA 92008.

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

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.†

4.3
Indenture, dated as of May 4, 2020, between the Company and Wilmington Trust, National Association, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-10962).

4.4
Form of 2.75% Convertible Senior Notes due May 1, 2026, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

4.5
Assignment, Assumption and Amendment Agreement, dated as of October 27, 2020, by and among the Company, Topgolf and PEP TG Investments LP, relating to that certain Warrant, issued by Topgolf to PEP TG Investments LP on July 6, 2016, incorporated herein by this reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, as filed with the Commission on March 1, 2022 (file no. 1-10962).

Executive Compensation Contracts/Plans

10.1
Amended and Restated Officer Employment Agreement, effective as of March 24, 2014, by and between the Company and Oliver G. Brewer, III, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 28, 2014 (file no. 1-10962).

10.2
First Amendment to Amended and Restated Officer Employment Agreement, effective as of March 6, 2015, by and between the Company and Oliver G. Brewer, III, incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 10, 2015 (file no. 1-10962).

10.3
Officer Employment Agreement, effective as of June 1, 2012, by and between the Company and Brian Lynch, incorporated herein by this reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.4
First Amendment to Officer Employment Agreement, effective March 24, 2014, by and between the Company and Brian Lynch, incorporated herein by this reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the Commission on April 25, 2014 (file no. 1-10962).

10.5
Second Amendment to Officer Employment Agreement, effective August 7, 2017, by and between the Company and Brian P. Lynch, incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q, as filed with the Commission on November 8, 2017 (file no. 1-10962).

10.6
Officer Employment Agreement effective September 1, 2013, by and between the Company and Glenn Hickey, incorporated herein by this reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Commission on March 2, 2020 (file no. 1-10962).

10.7
Officer Employment Agreement, effective as of April 25, 2012, by and between the Company and Mark Leposky, incorporated herein by this reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 2, 2012 (file no. 1-10962).

10.8
Officer Employment Agreement effective February 21, 2020, by and between the Company and Joseph Flannery, incorporated herein by this reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Commission on March 2, 2020 (file no. 1-10962).

10.9
Officer Employment Agreement, effective as of April 5, 2021, by and between Topgolf International, Inc. and Arthur Starrs, incorporated herein by this reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the Commission on May 10, 2021 (file no. 1-10962).

10.10
Officer Employment Agreement, effective as of March 8, 2022, by and between the Company and Rebecca Fine, incorporated herein by this reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the Commission on August 5, 2022 (file no. 1-10962).

10.11
Callaway Golf Company Amended and Restated 2004 Incentive Plan (effective May 2, 2017) incorporated herein by this reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on March 22, 2017 (file no. 1-10962).

10.12
Callaway Golf Company 2013 Non-Employee Directors Stock Incentive Plan (effective May 15, 2013), incorporated herein by this reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 5, 2013 (file no. 1-10962).

10.13
Form of Stock Unit Grant, incorporated herein by this reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Commission on March 1, 2019 (file no. 1-10962).

10.14
Form of Performance Unit Grant (Total Shareholder Return) for awards granted commencing with the fiscal year ended December 31, 2020, incorporated herein by this reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Commission on March 2, 2020 (file no. 1-10962).

10.15
Form of Performance Unit Grant for awards granted commencing with the fiscal year ended December 31, 2020, incorporated herein by this reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Commission on March 2, 2020 (file no. 1-10962).

10.16
Form of Performance Unit Grant, incorporated herein by this reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Commission on March 1, 2019 (file no. 1-10962).

10.17
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

10.19	Annual Incentive Plan Guidelines, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 28, 2012 (file no. 1-10962).

10.20
Callaway Golf Company 2021 Employment Inducement Plan (effective March 8, 2021), incorporated herein by this reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.21
Form of Performance Unit Grant Agreement, incorporated herein by this reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.22	Form of Stock Unit Grant Agreement, incorporated herein by this reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.23
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

10.30
Callaway Golf Company 2022 Incentive Plan, incorporated herein by this reference to Appendix B to the Company’s definitive proxy statement, as filed with the Commission on April 8, 2022 (file no. 1-10962).

10.31
Form of Performance Unit Grant Agreement under the Callaway Golf Company 2022 Incentive Plan, incorporated herein by this reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8, as filed with the Commission on May 25, 2022 (file no. 1-10962).

10.32
Form of Restricted Stock Unit Grant Agreement under the Callaway Golf Company 2022 Incentive Plan, incorporated herein by this reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8, as filed with the Commission on May 25, 2022 (file no. 1-10962).

10.33
Indemnification Agreement, dated January 25, 2010, between the Company and Adebayo O. Ogunlesi incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Commission on February 26, 2010 (file no. 1-10962).

10.34
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

10.37
Indemnification Agreement, dated August 4, 2015, between the Company and Linda B. Segre, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 6, 2015 (file no. 1-10962).

10.38
Indemnification Agreement, effective May 8, 2018, between the Company and Russell Fleischer incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 10, 2018 (file no. 1-10962).

10.39
Indemnification Agreement, effective November 6, 2018, between the Company and Laura Flanagan, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on November 07, 2018 (file no. 1-10962).

10.40
Indemnification Agreement, dated November 21, 2019, between the Company and Scott H. Baxter, incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on November 22, 2019 (file no. 1-10962).

10.41
Indemnification Agreement, dated March 8, 2021, between the Company and Erik J Anderson, incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.42
Indemnification Agreement, dated March 8, 2021, between the Company and Thomas G. Dundon, incorporated herein by this reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.43
Indemnification Agreement, dated March 8, 2021, between the Company and Scott M. Marimow, incorporated herein by this reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.44
Indemnification Agreement, dated December 6, 2021, between the Company and Bavan M. Holloway, incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on December 6, 2021 (file no. 1-10962).

10.45
Indemnification Agreement, dated March 15, 2022, between the Company and Varsha R. Rao incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 15, 2022 (file no. 1-10962)

Other Contracts

10.46
Credit Agreement, dated as of January 4, 2019, among Callaway Golf Company and Bank of America, N.A. as administrative agent, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 4, 2019 (file no. 1-10962).

10.47
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

10.48
First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of August 28, 2019, by and among Callaway Golf Company, Callaway Golf Sales Company, Callaway Golf Ball Operations, Inc., Ogio International, Inc., travisMathew, LLC, Callaway Golf Canada Ltd., Callaway Golf Europe Ltd., Jack Wolfskin North America, Inc, and JACK WOLFSKIN Ausrüstung für Draussen GmbH, Bank of America, N.A. as administrative agent and certain financial institutions as lenders, herein by this reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the Commission on May 11, 2020 (file no. 1-10962).

10.49
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

10.50
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

10.51
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

10.52
Fifth Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of December 16, 2021, by and among the Company, certain subsidiaries of the Company, the financial institutions party thereto from time to time as lenders and Bank of America, N.A., as administrative agent and security trustee, incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, as filed with the Commission on November 4, 2022 (file no. 1-10962).

10.53
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

10.54
Amendment No. 1, dated as of April 28, 2020, to the Credit Agreement, dated as of January 4, 2019, by and among Callaway Golf Company, Bank of America, N.A., as administrative agent, and the financial institutions party thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 29, 2020 (file no. 1-10962).

10.55
Amendment No. 2 dated as of November 19, 2020, to the Credit Agreement, dated as of January 4, 2019, among Callaway Golf Company and Bank of America, N.A. as administrative agent, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2020 (file no. 1-10962).

10.56
Stockholders Agreement, dated as of October 27, 2020, by and among Callaway Golf Company and certain stockholders of Topgolf International, Inc., incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 27, 2020 (file no. 1-10962).

10.57
Registration Rights Agreement, dated as October 27, 2020, by and among Callaway Golf Company, Topgolf International, Inc and certain stockholders of TopGolf International, Inc, incorporated by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 27, 2020 (file no 1-10962).

10.58
Confirmation of Base Capped Call Transaction, dated April 29, 2020, between Callaway Golf Company and Goldman Sachs & Co. LLC, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.59
Confirmation of Base Capped Call Transaction, dated April 29, 2020, between Callaway Golf Company and Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.60
Confirmation of Base Capped Call Transaction, dated April 29, 2020, between Callaway Golf Company and Morgan Stanley & Co. LLC, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.61
Confirmation of Additional Capped Call Transaction, dated April 30, 2020, between Callaway Golf Company and Goldman Sachs & Co. LLC, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.62
Confirmation of Additional Capped Call Transaction, dated April 30, 2020, between Callaway Golf Company and Bank of America, N.A., incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

10.63
Confirmation of Additional Capped Call Transaction, dated April 30, 2020, between Callaway Golf Company and Morgan Stanley & Co. LLC incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-109-62).

21.1	List of Subsidiaries.†
23.1	Consent of Deloitte & Touche LLP.†
24.1	Limited Power of Attorney.†
31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Brian P. Lynch pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Oliver G. Brewer III and Brian P. Lynch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________
† Included in this report
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPGOLF CALLAWAY BRANDS CORP.
By:	/s/ OLIVER G. BREWER III
Oliver G. Brewer III
President and Chief Executive Officer
Date: February 28, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of
Principal Executive Officer:

/s/ OLIVER G. BREWER III	President and Chief Executive Officer, Director	February 28, 2023
Oliver G. Brewer III

Principal Financial Officer:

/s/ BRIAN P. LYNCH	Executive Vice President, Chief Financial Officer	February 28, 2023
Brian P. Lynch

Principal Accounting Officer:

/s/ JENNIFER THOMAS	Sr. Vice President, Chief Accounting Officer	February 28, 2023
Jennifer Thomas

Non-Management Directors:

*	Vice Chairman of the Board	February 28, 2023
Erik J Anderson

*	Director	February 28, 2023
Samuel H. Armacost

*	Director	February 28, 2023
Scott H. Baxter

*	Director	February 28, 2023
Thomas G. Dundon

*	Director	February 28, 2023
Laura J. Flanagan

*	Director	February 28, 2023
Russell L. Fleischer

*	Director	February 28, 2023
Bavan M. Holloway

*	Chairman of the Board	February 28, 2023
John F. Lundgren

*	Director	February 28, 2023
Scott M. Marimow

*	Director	February 28, 2023
Adebayo O. Ogunlesi

*	Director	February 28, 2023
Varsha R. Rao

*	Director	February 28, 2023
Linda B. Segre

*	Director	February 28, 2023
Anthony S. Thornley

*By:	/s/ BRIAN P. LYNCH
Brian P. Lynch
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Topgolf Callaway Brands Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Topgolf Callaway Brands Corp. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the financial statements, the Company changed its method of accounting for convertible debt effective January 1, 2022, due to the adoption of Accounting Standards Update, 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Venue Lease Classification under ASC 842 — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
When the Company identifies a location for a new Topgolf venue, it will either directly lease or purchase the land from the land’s legal owner. In scenarios in which the land is purchased, the Company will sell the land to a third-party financing partner and subsequently enter into a lease agreement with the third-party for the use of the both the land and building. Under these build-to-suit arrangements, the construction terms, financing and eventual lease are agreed to prior to the construction period. In certain cases, it is determined that the Company controls the use of the underlying land that the venue is built on during the construction period, resulting in it being deemed in control of the building that is being constructed in accordance with Accounting Standards Codification (ASC) 842-40. As a result, the Company records the construction-in-process and a corresponding financial liability for the consideration received from the financing partner (i.e., referred to as deemed landlord financing obligation or “DLF” by the Company). Once the construction is completed, the Company applies the ASC 840-40 sale-lease back criteria, which involves evaluating the terms of the leaseback and assessing lease classification, for the purpose
2

of determining if control of the building is transferred to the legal owner or if the Company remains the deemed accounting owner of such assets for accounting purposes. If control does not pass to the legal owner, it is considered a failed sale, and the assets and the financial liability that were recognized during the construction period remains on the Company’s balance sheet. If control passes to the legal owner, it is considered a successful sale, and the building and corresponding deemed landlord financing obligation are derecognized, with a gain or loss recognized based on difference between the carrying amount of the building and financial liability. The Company then recognizes an operating lease for the leaseback in accordance with ASC 842-20. In scenarios in which the Company directly leases the land and facility from the third-party or is not determined to be in control of the building during the construction process, lease classification will be assessed as of the lease commencement date. At December 31, 2022, the deemed landlord financing (“DLF”) obligations were $660.4 million.
We identified lease classification for Topgolf venue leases as a critical audit matter due to the complex accounting considerations involved with the Company’s leasing arrangements. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, to audit and evaluate these inputs.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the classification of new Topgolf obligations related to leasing activities included the following, among others:
•We obtained an understanding and evaluated the design and operating effectiveness of internal controls in respect of the Company’s lease accounting evaluation.
•We selected a sample of lease obligations and performed the following:
◦Obtained and inspected the underlying agreements and evaluated the structure and terms of the agreements to determine if sale and leaseback guidance was applicable.
◦Based on the terms and structure of the agreement, evaluated whether the transaction resulted in a sale-lease back or a failed sale.
◦For all selected leases, evaluated the Company’s classification determination by independently assessing each of the lease classification criteria as outlined within ASC 842 used to determine operating versus finance classification.
◦Involved professionals in our firm having expertise in fair value measurements to evaluate the Company’s inputs for test (d) of the lease classification calculation.

Deferred Income Tax Valuation Allowance – Refer to Notes 2 and 12 to the Financial Statements
Critical Audit Matter Description
The Company is subject to income tax in the U.S. and foreign jurisdictions, and deferred tax assets and liabilities result from temporary differences between the financial reporting and tax bases of assets and liabilities. As described in Note 12 to the consolidated financial statements, the Company has gross deferred tax assets of $892.6 million and net deferred tax liabilities of $101.4 million, inclusive of a valuation allowance of $100.2 million as of December 31, 2022. The valuation of the Company’s deferred tax assets requires a significant amount of judgment, including estimates of future taxable income and the ability to utilize net operating losses (“NOLs”) and tax credits to offset future taxable income.
Given the significant judgements by management when interpreting and applying complex tax laws and regulations as well as Accounting Standard Codification Topic No. 740, Income Taxes, our audit procedures to assess the valuation allowance recorded against the Company’s deferred tax assets required a high degree of auditor judgment and an increased extent of audit effort, including the need to involve our income tax specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures performed related to the valuation allowance recorded against deferred tax assets included the following, among others:
•We tested the effectiveness of controls over deferred tax assets and liabilities, including management’s controls over the estimates of future taxable income and the determination of whether it is more likely than not that deferred tax assets will be realized.
•We assessed the reasonableness of the methods, assumptions, and judgments used by management to determine the valuation allowance.
3

•We tested the valuation allowances recorded by evaluating management conclusions on the realizability of the deferred tax assets.
•We involved professionals in our firm having expertise in accounting for income taxes.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 28, 2023

We have served as the Company’s auditor since 2002.
4

TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$180.2	$352.2
Restricted cash	19.1	1.2
Accounts receivable, less allowances of $10.8 million and $6.2 million, respectively	167.3	105.3
Inventories	959.2	533.5
Prepaid expenses	57.1	54.2
Other current assets	136.0	119.3
Total current assets	1,518.9	1,165.7
Property, plant and equipment, net	1,809.6	1,451.4
Operating lease right-of-use assets, net	1,419.1	1,384.5
Tradenames and trademarks	1,412.7	1,425.2
Other intangible assets, net	91.0	103.4
Goodwill	1,983.7	1,960.1
Other assets, net	355.4	257.5
Total assets	$8,590.4	$7,747.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$580.0	$491.2
Accrued employee compensation and benefits	135.2	128.9
Asset-based credit facilities	219.3	9.1
Operating lease liabilities, short-term	76.4	72.3
Construction advances	35.4	22.9
Deferred revenue	94.9	93.9
Other current liabilities	35.0	47.7
Total current liabilities	1,176.2	866.0

Long-term debt, net (Note 7)	1,176.3	1,025.3
Operating lease liabilities, long-term	1,437.5	1,385.4
Deemed landlord financing obligations, long-term	658.0	460.6
Deferred taxes, net	117.5	163.6
Other long-term liabilities	250.6	164.0
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3.0 million shares authorized, none issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 360.0 million shares authorized, 186.2 million shares issued at December 31, 2022 and December 31, 2021	1.9	1.9
Additional paid-in capital	3,012.7	3,051.6
Retained earnings	852.5	682.2
Accumulated other comprehensive loss	(61.5)	(27.3)
Less: Common stock held in treasury, at cost, 1.3 million shares and 1.0 million shares at December 31, 2022 and December 31, 2021, respectively	(31.3)	(25.5)
Total shareholders’ equity	3,774.3	3,682.9
Total liabilities and shareholders’ equity	$8,590.4	$7,747.8

The accompanying notes are an integral part of these consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net revenues:
Products	$2,465.5	$2,058.7	$1,589.5
Services	1,530.2	1,074.7	—
Total net revenues	3,995.7	3,133.4	1,589.5
Costs and expenses:
Cost of products	1,400.6	1,136.6	931.9
Cost of services, excluding depreciation and amortization	184.0	133.5	—
Other venue expenses	1,076.9	731.5	—
Selling, general and administrative expense	970.6	849.7	542.5
Research and development expense	76.4	68.0	46.3
Goodwill and trade name impairment	—	—	174.3
Venue pre-opening costs	30.4	9.4	—
Total costs and expenses	3,738.9	2,928.7	1,695.0
Income (loss) from operations	256.8	204.7	(105.5)
Interest expense, net	(142.8)	(115.6)	(46.9)
Gain on Topgolf investment	—	252.5	—
Other income	27.9	9.0	24.9
Income (loss) before income taxes	141.9	350.6	(127.5)
Income tax (benefit) provision	(16.0)	28.6	(0.6)
Net income (loss)	$157.9	$322.0	$(126.9)

Earnings (loss) per common share:
Basic	$0.85	$1.90	$(1.35)
Diluted	$0.82	$1.82	$(1.35)

Weighted-average common shares outstanding:
Basic	184.9	169.1	94.2
Diluted	201.3	176.9	94.2

The accompanying notes are an integral part of these consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$157.9	$322.0	$(126.9)
Other comprehensive income (loss):
Change in derivative instruments	13.0	10.0	(12.7)
Foreign currency translation adjustments	(44.7)	(29.2)	25.7
Comprehensive income (loss), before income tax on other comprehensive income (loss)	126.2	302.8	(113.9)
Income tax provision (benefit) on derivative instruments	2.5	1.6	(2.9)
Comprehensive income (loss)	$123.7	$301.2	$(111.0)
The accompanying notes are an integral part of these consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$157.9	$322.0	$(126.9)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	192.8	155.8	39.5
Lease amortization expense	94.2	80.0	32.7
Amortization of debt discount and issuance costs	9.8	19.3	10.5
Impairment loss	5.5	—	174.3
Deferred taxes, net	(31.0)	8.4	(12.5)
Share-based compensation	47.0	38.7	10.9
Gain on Topgolf investment	—	(252.5)	—
Gain on conversion of note receivable	—	—	(1.3)
Unrealized net losses on hedging instruments and foreign currency	17.5	0.3	2.8
Acquisition costs	—	(16.2)	—
Other	10.9	12.0	0.3
Change in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(75.6)	38.2	10.0
Inventories	(442.4)	(177.5)	117.0
Leasing receivables	(22.2)	(22.9)	—
Other assets	(20.7)	(51.7)	19.8
Accounts payable and accrued expenses	110.4	96.8	(11.5)
Deferred revenue	0.8	24.9	1.3
Accrued employee compensation and benefits	7.6	53.8	(16.6)
Payments on operating leases	(86.7)	(57.4)	(29.4)
Income taxes receivable/payable, net	(11.4)	8.8	2.0
Other liabilities	0.5	(2.5)	5.3
Net cash (used in) provided by operating activities	(35.1)	278.3	228.2
Cash flows from investing activities:
Cash acquired in merger	—	171.3	—
Capital expenditures	(532.3)	(322.3)	(39.2)
Investment in golf-related ventures	—	(30.0)	(20.0)
Acquisition of intangible assets	(3.2)	—	—
Proceeds from sale of investment in golf-related ventures	0.4	19.1	—
Net cash used in investing activities	(535.1)	(161.9)	(59.2)
Cash flows from financing activities:
Repayments of long-term debt	(96.6)	(200.7)	(12.4)
Proceeds from borrowings on long-term debt	176.8	26.2	37.7
Proceeds from (repayments of) credit facilities, net	213.0	(13.1)	(122.5)
Proceeds from issuance of convertible notes	—	—	258.8
Premium paid for capped call confirmations	—	—	(31.8)
Debt issuance cost	(0.2)	(5.4)	(9.0)
Payment on contingent earn-out obligation	(5.6)	(3.6)	—
Repayments of financing leases	(2.7)	(0.8)	(0.8)
Proceeds from lease financing	175.7	89.2	—
Exercise of stock options	0.7	22.3	0.2
Dividends paid	—	—	(1.9)
Acquisition of treasury stock	(35.8)	(38.2)	(22.2)
Net cash provided by (used in) financing activities	425.3	(124.1)	96.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9.4)	(0.7)	(5.7)
Net (decrease) increase in cash, cash equivalents and restricted cash	(154.3)	(8.4)	259.4
Cash, cash equivalents and restricted cash at beginning of period	357.7	366.1	106.7
Cash, cash equivalents and restricted cash at end of period	203.4	357.7	366.1
Less: restricted cash (1)	(23.2)	(5.5)	—
Cash and cash equivalents at end of period	$180.2	$352.2	$366.1
Supplemental disclosures:
Cash paid for income taxes, net	$28.1	$9.4	$3.1
Cash paid for interest and fees	$111.1	$88.6	$34.4
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$29.0	$18.5	$19.8
Accrued capital expenditures	$40.5	$50.2	$1.5
Financed additions of capital expenditures	$163.2	$107.1	$—
Issuance of common stock in Topgolf merger	$—	$2,650.2	$—
Issuance of common stock related to convertible notes	$0.5	$—	$—
(1) Includes $19.1 million and $1.2 million of short-term restricted cash and $4.1 million and $4.3 million of long-term restricted cash included in other assets in the consolidated balance sheet as of December 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
December 31, 2019	95.6	$1.0	$323.6	$489.4	$(22.4)	(1.5)	$(24.2)	$767.4
Adoption of ASC Topic 326	—	—	—	(0.3)	—	—	—	(0.3)
Acquisition of treasury stock	—	—	—	—	—	(1.1)	(22.2)	(22.2)
Exercise of stock options	—	—	(0.4)	—	—	—	0.6	0.2
Compensatory awards released from restriction	—	—	(19.8)	—	—	1.2	19.8	—
Share-based compensation	—	—	10.9	—	—	—	—	10.9
Stock dividends	—	—	—	(0.1)	—	—	—	(0.1)
Cash dividends ($0.02 per share)	—	—	—	(1.9)	—	—	—	(1.9)
Foreign currency translation equity adjustment	—	—	—	—	25.7	—	—	25.7
Change in fair value of derivative instruments, net of tax	—	—	—	—	(9.8)	—	—	(9.8)
Equity component of convertible notes, net of issuance costs and tax	—	—	57.1	—	—	—	—	57.1
Capped call premium confirmations, net of tax	—	—	(24.5)	—	—	—	—	(24.5)
Net loss	—	—	—	(126.9)	—	—	—	(126.9)
December 31, 2020	95.6	$1.0	$346.9	$360.2	$(6.5)	(1.4)	$(26.0)	$675.6
Common stock issued in Topgolf merger	89.8	0.9	2,649.3	—	—	—	—	2,650.2
Replacement awards converted in Topgolf merger (Note 15)	—	—	33.0	—	—	—	—	33.0
Common Stock issued for replacement restricted stock awards	0.2	—	—	—	—	—	—	—
Acquisition of Treasury Stock	—	—	0.4	—	—	(1.4)	(38.5)	(38.1)
Exercise of stock options	0.6	—	1.8	—	—	0.9	20.5	22.3
Compensatory awards released from restriction	—	—	(18.5)	—	—	0.9	18.5	—
Share-based compensation	—	—	38.7	—	—	—	—	38.7
Foreign currency translation equity adjustment	—	—	—	—	(29.2)	—	—	(29.2)
Change in fair value of derivative instruments, net of tax	—	—	—	—	8.4	—	—	8.4
Net income	—	—	—	322.0	—	—	—	322.0
December 31, 2021	186.2	$1.9	$3,051.6	$682.2	$(27.3)	(1.0)	$(25.5)	$3,682.9
Cumulative impact of Accounting Standards Update 2020-06 adoption (Note 3)	—	—	(57.1)	12.4	—	—	—	(44.7)
Acquisition of treasury stock	—	—	0.3	—	—	(1.6)	(36.1)	(35.8)
Exercise of stock options	—	—	(0.7)	—	—	0.1	1.4	0.7
Compensatory awards released from restriction	—	—	(29.0)	—	—	1.2	29.0	—
Share-based compensation	—	—	47.0	—	—	—	—	47.0
Foreign currency translation equity adjustment	—	—	—	—	(44.7)	—	—	(44.7)
Change in fair value of derivative instruments, net of tax	—	—	—	—	10.5	—	—	10.5
Issuance of common stock related to convertible notes	—	—	0.5	—	—	—	—	0.5
Capped call transaction related to convertible note conversion	—	—	0.1	—	—	—	(0.1)	—
Net income	—	—	—	157.9	—	—	—	157.9
December 31, 2022	186.2	$1.9	$3,012.7	$852.5	$(61.5)	(1.3)	$(31.3)	$3,774.3

The accompanying notes are an integral part of these consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company and Basis of Presentation
The Company
Topgolf Callaway Brands Corp. (the “Company,” or “Topgolf Callaway Brands”), a Delaware corporation, together with its wholly-owned subsidiaries, is a leading modern golf and active lifestyle company that provides world-class golf entertainment experiences, designs and manufactures premium golf equipment, and sells golf and active lifestyle apparel and other accessories through its family of brand names which include Topgolf, Callaway Golf, Odyssey, TravisMathew, Jack Wolfskin, OGIO, Toptracer and World Golf Tour (“WGT”).
The Company’s products and brands are reported under three operating segments: Topgolf, which includes the operations of the Company’s Topgolf business; Golf Equipment, which includes the operations of the Company’s golf clubs and golf balls business; and Active Lifestyle, which includes the operations of the Company’s soft goods business marketed under the Callaway, TravisMathew, Jack Wolfskin and OGIO brand names.
Recent Developments
On September 6, 2022, the Company changed its corporate name from Callaway Golf Company to Topgolf Callaway Brands Corp. and on September 7, 2022, changed its New York Stock Exchange ticker symbol from “ELY” to “MODG.” During the second quarter of 2022, the Company changed the name of its “Apparel, Gear, and Other” operating segment to “Active Lifestyle.” These changes to the corporate name, ticker symbol and operating segment name did not have any impact on the Company’s legal entity structure, consolidated financial statements or previously reported statements of financial position, operations, comprehensive income (loss), cash flows and shareholders’ equity or segment operating results.
Basis of Presentation
The Company has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“GAAP”).
Beginning January 1, 2022, the Company changed the presentation of its financial statements and accompanying footnote disclosures from thousands to millions, therefore, certain prior year reported amounts may differ by an insignificant amount due to the nature of the rounding relative to the change in presentation. Other than these changes, the change in presentation had no impact on previously reported financial information.
Fiscal Year End
The Company’s annual financial results are reported on a calendar year basis. In order to align with the Company’s reporting period, as of April 4, 2022, the Company’s Topgolf subsidiary changed its fiscal year end from a 52/53-week fiscal year, which ended on the Sunday closest to December 31, to a calendar year ending on December 31. Therefore, Topgolf financial information included in the Company’s consolidated financial statements for the years ended December 31, 2022 and 2021 are for the period beginning January 3, 2022 and ending December 31, 2022, and the period beginning March 8, 2021 (the date on which the Company completed its merger with Topgolf) and ending January 2, 2022, respectively. For more information on the merger with Topgolf, see Note 6.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include provisions for warranty, expected credit losses, inventory obsolescence, sales returns, future price concessions, tax contingencies and valuation allowances, and other items requiring judgement. Actual results may materially differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or as new information becomes available.
Revenue Recognition
Product Revenue
Product revenue is comprised of golf clubs, golf balls, lifestyle and outdoor apparel, gear and accessories and golf apparel and accessories. The Company recognizes revenue from the sale of products when it satisfies a performance obligation to a customer, and transfers control of the products ordered to the customer. Control transfers when products are shipped, and in certain cases and in certain contract terms, when products are received by customers. In addition, the Company recognizes revenue at the point of sale on transactions with consumers at its retail locations, and retail shops within Topgolf venues. Sales taxes, value added taxes and other taxes that are collected in connection with revenue transactions are withheld and remitted to the respective taxing authorities. As such, these taxes are excluded from revenue. The Company elected to account for shipping and handling as activities to fulfill the promise to transfer the good. Therefore, shipping and handling fees that are billed to customers are recognized in revenue and the associated shipping and handling costs are recognized in cost of products as soon as control of the goods transfers to the customer.
The Company, in exchange for a royalty fee, licenses its trademarks and service marks to third parties for use on products such as golf apparel and footwear, practice aids and other golf accessories. Royalty income is recognized over time as underlying product sales occur, subject to certain minimum royalties, in accordance with the related licensing arrangements. Royalty income is included in the Company’s Topgolf and Active Lifestyle operating segments.
Revenues from gift cards are deferred and recognized when the cards are redeemed for products and/or services. The Company’s gift cards have no expiration date. Revenue from unredeemed gift cards is recognized when the likelihood of redemption becomes remote (“breakage”) and under circumstances that comply with any applicable state escheatment laws. To determine when redemption is remote, the Company analyzes an aging of unredeemed cards (based on the date the card was last used or the activation date if the card has never been used) and compares that information with historical redemption trends. The Company uses this historical redemption rate to recognize breakage on unredeemed gift cards over the redemption period. The Company does not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions used to determine the timing of recognition of gift card revenues.
Service Revenue
Service revenue is comprised of revenue from the operation of its Topgolf venues consisting primarily of revenues from food and beverage sales, event deposits, fees charged for gameplay, purchases of game credits and membership fees. In addition, services revenues are recognized through the redemption of gift cards, sponsorship contracts, franchise fees, leasing revenue, the Company’s WGT digital golf game and non-refundable deposits for venue reservations.
The Company’s food and beverage revenue is recognized at the time of sale. Event deposits received from guests attributable to food and beverage purchases are deferred and recognized as revenue when the event is held. All sales taxes collected from guests are excluded from revenue and are remitted to the appropriate taxing authorities.
Fees charged for gameplay are recognized at the time of purchase. Event deposits received from guests attributable to gameplay purchases are deferred and recognized as revenue when the event is held. Purchases of game credits are deferred and recognized as revenue when the game credits are redeemed by the guest, or through breakage, when the likelihood of the game credits being redeemed by the guest is remote. The Company uses historic game credit redemption patterns to determine the likelihood of game credit redemption and breakage. Breakage is recorded consistent with historic redemption patterns.

Premium membership fees received from guests are deferred and recognized as revenue over the life of the associated membership, which is one year or less.
The Company enters into sponsorship contracts that provide advertising opportunities to market to Topgolf guests in the form of custom displays, lobby displays, digital and print posters and other advertising at Topgolf venues and on Topgolf websites. Sponsorship contracts are typically for a fixed price over a period of one to five years and revenue is generally recognized ratably over the contract period unless there is a different predominate pattern of performance.
The Company enters into international development agreements that grant franchise partners the right to develop, open and operate a certain number of venues within a particular geographic area. The franchise partner may be required to pay a territory fee upon entering into a development agreement and a franchise fee for each developed venue. The franchisee will also pay ongoing royalty fees based upon a percentage of sales. Franchise fees for each venue are recognized over the franchise term, up to a maximum of 40 years, including renewal options, per the respective franchise agreement. Revenue from sales-based royalties is recognized as the related sales occur.
Leasing revenue is recognized on non-cancelable sales-type lease agreements related to the licensing of Toptracer software and hardware to driving ranges and golf courses. See Note 4 for further discussion of the Company’s revenues.
The Company’s WGT digital golf game is a service that allows players free gameplay via web and/or mobile gaming platforms and allows players the ability to purchase virtual currency within the game to obtain virtual goods which enhance the gameplay experience. Revenues from purchases of virtual currency are deferred at the point of purchase and recognized as revenue over the average life of a player, which is determined using historical trends and gameplay activity patterns.
Variable Consideration
The Company offers certain discounts and promotions on its products and services. The amount of revenue the Company recognizes is based on the amount of consideration it expects to receive from customers. The amount of consideration is the sales price adjusted for estimates of variable consideration, including sales returns, discounts, and allowances as well as sales programs, sales promotions and price concessions that are offered by the Company as described below. These estimates are based on the amounts earned or expected to be claimed by customers on the related sales and are therefore recorded to the respective net revenue, trade accounts receivable, and sales program liability.
The Company’s primary product sales program, the “Preferred Retailer Program,” offers potential rebates and discounts for participating retailers in exchange for providing certain benefits to the Company, including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training. As part of this program, qualifying retailers can earn either discounts or rebates based on the amount of product purchased. Discounts are applied and recorded at the time of sale. For rebates, the Company estimates the amount of variable consideration related to the rebate at the time of sale based on the customer’s estimated qualifying current year product purchases. The estimate is based on the historical level of purchases, adjusted for any factors expected to affect the current year purchase levels. The estimated year-end rebate is adjusted quarterly based on actual purchase levels, as necessary. The Preferred Retailer Program is generally short-term in nature and the actual amount of rebate to be paid under this program is known as of the end of the year and paid to customers shortly after year-end. Historically, the Company’s actual amount of variable consideration related to its Preferred Retailer Program has not been materially different from its estimates.
The Company also offers short-term sales program incentives related to product sales, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product’s life cycle of approximately two years, and price concessions or price reductions are generally offered at the end of the product’s life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. The Company records a reduction to product revenues using this rate at the time of the sale. The Company monitors this rate against actual results and forecasted estimates and adjusts the rate as deemed necessary to reflect the amount of consideration it expects to receive from its customers. There were no material changes to the rate during the years ended December 31, 2022, 2021 and 2020. Historically, the Company’s actual amount of variable consideration related to these sales programs has not been materially different from its estimates.

The Company records an estimate for anticipated product returns as a reduction of sales and cost of products, and accounts receivable, in the period that the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also offers certain customers sales programs that allow for specific returns. The Company records a return liability as an offset to accounts receivable for anticipated returns related to these sales programs at the time of the sale based on the terms of the sales program. The cost recovery of inventory associated with this reserve is accounted for in other current assets. Historically, the Company’s actual sales returns have not been materially different from management’s original estimates.
Product Warranty
The Company has a stated two-year warranty policy for its golf clubs and certain Jack Wolfskin gear, as well as a limited lifetime warranty for its OGIO line of products. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. The Company’s estimates for calculating the warranty reserve are principally based on assumptions regarding the warranty costs of each product line over the expected warranty period. The Company’s warranty reserve amounts for the years ended December 31, 2022, 2021 and 2020 were $10.6 million, $11.0 million, and $9.4 million, respectively.
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
Cost of Services, Excluding Depreciation and Amortization
The Company’s cost of services primarily consists of food and beverage costs sold at Topgolf venues and transaction fees with respect to in-app purchases within the Company’s WGT digital golf game. In addition, cost of services includes costs associated with Topgolf’s Toptracer license agreements classified as sales-type leases. Food and beverage costs are variable by nature, change with sales volume, and are impacted by product mix and commodity pricing. Cost of services excludes employee costs as well as depreciation and amortization.
Other Venue Expenses
Other venue expenses consist of employee costs that directly support venue operations, in addition to rent and occupancy costs, property taxes, depreciation associated with venues, supplies, credit card fees and marketing expenses. Other venue expenses include both fixed and variable components and therefore do not directly correlate with revenue.
Venue Pre-Opening Costs
Venue pre-opening costs primarily include costs associated with activities prior to the opening of a new Company-operated Topgolf venue and consist of, but are not limited to, labor, rent, occupancy costs, travel and marketing expenses. Pre-opening costs fluctuate based on the timing, size and location of new Company-operated venues.
Selling, General and Administrative Expenses (SG&A)
SG&A expenses are comprised primarily of employee costs, advertising and promotional expense, legal and professional fees, tour expenses, travel expenses, building and rent expenses, depreciation charges (excluding those related to manufacturing, distribution and venue operations), amortization of intangible assets, and other miscellaneous expenses.
Research and Development Expenses
Research and development expenses are comprised of costs to design, develop, test or significantly improve the Company’s products and technology and primarily include employee costs of personnel engaged in research and development activities, research costs and depreciation expense.

Business Combinations
The Company allocates the purchase consideration to the identifiable assets acquired and liabilities assumed in a business combination based on their acquisition-date fair values. The Company uses its best estimates and assumptions to determine the fair value of tangible and intangible assets acquired and liabilities assumed, as well as the uncertain tax positions and tax-related valuation allowances that are initially recorded in connection with a business combination. These estimates and assumptions are uncertain and may require adjustment. During the measurement period of one year from the acquisition date, the Company continues to collect information and reevaluate these estimates and assumptions, and records adjustments to these estimates to goodwill as necessary. Any adjustments to the acquired assets and liabilities assumed that are identified subsequent to the measurement period are recorded in earnings.
Advertising Costs
The Company’s primary advertising costs include television, print, internet, and media placement. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising costs for the years ended December 31, 2022, 2021 and 2020 were $116.1 million, $108.4 million and $83.4 million, respectively, which is recognized within SG&A expenses on the accompanying consolidated statement of operations.
Cash, Cash Equivalents and Restricted Cash
Cash equivalents are highly liquid investments purchased with original maturities of three months or less. Restricted cash is primarily comprised of escrowed funds related to a land purchase of approximately $18.3 million, which closed in January 2023, in addition to deposits associated with gift cards as required under certain statutory mandates. Long-term restricted cash is included in other assets on the accompanying consolidated balance sheet as of December 31, 2022 and 2021. The following is a summary of cash, cash equivalents and restricted cash (in millions):

	Year Ended December 31,
	2022	2021
Cash and cash equivalents	$180.2	$352.2
Restricted cash, short-term	19.1	1.2
Restricted cash, long-term	4.1	4.3
Total cash, cash equivalents and restricted cash	$203.4	$357.7
Allowance for Estimated Credit Losses
The Company records an allowance for estimated credit losses based upon historical bad debts, current customer receivable balances, age of customer receivable balances and the customers’ financial condition, all of which are subject to change. Additionally, the Company monitors activities and considers future reasonable and supportable forecasts of economic conditions to adjust all general and customer specific reserve percentages as necessary. Balances recorded for estimated credit losses are written-off when they are determined to be uncollectible.
Inventories
The Company’s inventory is recorded at the lower of cost or net realizable value, which includes a reserve for excess, obsolete and/or unmarketable inventory. This reserve is regularly assessed based on current inventory levels, sales and historical trends, as well as management’s estimates of market conditions and forecasts of future product demand, all of which are subject to change. The Company utilizes the standard costing method, determined on the first-in, first-out basis, for its golf equipment inventory and soft goods inventory sold under the TravisMathew, OGIO, Callaway and Jack Wolfskin brands. Golf equipment inventory, which is directly manufactured by the Company, includes finished goods, raw materials, labor and manufacturing overhead costs and work in process. Inventory for the Company’s soft goods product lines, which are manufactured by third-party contractors, primarily include finished goods. Toptracer hardware and software, food and beverage products and Topgolf-specific retail merchandise inventories are stated at weighted-average cost.

Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation expense is recognized on a straight-line basis over the estimated useful lives of the related assets, which generally range from two years to 40 years. See Note 11 for further detail regarding the Company’s property, plant and equipment.
Buildings capitalized in conjunction with DLF obligations, where the Company is deemed to be the accounting owner, are depreciated over the shorter of 40 years or the lease term, less the residual value.
Normal repairs and maintenance costs are expensed as incurred. Costs that materially increase value, change capacities, or extend the useful lives of property, plant or equipment are capitalized. When property, plant or equipment is retired or disposed, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss on disposition is recognized in earnings. Construction-in-process consists primarily of costs associated with building improvements, machinery and equipment and venues under construction that have not yet been placed into service, production molds, and in-process internal-use software.
All direct external costs and internal direct labor costs incurred to develop internal-use software during the development stage are capitalized and depreciated on a straight-line basis over the estimated useful life of the software. Costs incurred during the preliminary project stage are expensed, as well as maintenance and training costs. Costs incurred to establish the technological feasibility of software to be sold, leased, or otherwise marketed are expensed as incurred and recorded in research and development expense. Once technological feasibility is established, costs are capitalized until the product is available for general use, and depreciated over the estimated useful life of the software.
Leases
The Company leases office space, manufacturing plants, warehouses, distribution centers, Company-operated Topgolf venues, vehicles and equipment, as well as retail and/or outlet locations related to the TravisMathew and Jack Wolfskin businesses and the apparel businesses in Japan and Korea. Certain real estate leases include one or more options to extend the lease term, options to purchase the leased property at the Company’s sole discretion, or escalation clauses that increase the rent payments over the lease term. When deemed reasonably certain of exercise, the renewal and purchase options are included in the determination of the lease term and lease payment obligation, respectively. The depreciable life of machinery and equipment, computer equipment and leasehold improvements are limited to the expected lease term unless there is a transfer of title or purchase option which is reasonably certain of exercise. In some instances, certain leases may require an additional contingent rent payment based on a percentage of total gross sales greater than certain amounts, which are specified within the specific lease agreement. The Company recognizes contingent rent expense when it is probable that sales thresholds will be reached during the fiscal year. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Operating and Financing Leases
The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement. If the Company determines that an arrangement is a lease or contains a lease, a right-of-use (“ROU”) asset representing the right to use the underlying asset during the lease term, and a lease liability representing the obligation to make lease payments that arise from the lease are recognized as either an Operating or Financing lease on the Company’s consolidated balance sheet. ROU assets and liabilities are recognized at the commencement date of the lease and are based on the present value of lease payments over the lease term. When readily determinable, the Company uses the rate implicit in the lease agreement in determining the present value of minimum lease payments for the particular lease. If the implicit rate for the lease is not provided, the Company uses its incremental borrowing rate which is based on information available at the lease commencement date, including the lease term, and represents a rate the Company would incur to borrow an amount on a collateralized basis equal to the lease payments over a similar term and under similar economic conditions. At the commencement of a lease, the ROU asset is measured by taking the sum of the present value of the lease liability and any initial direct costs and/or prepaid lease payments, and deducting any lease incentives. After the lease commencement date, lease expense is recognized as a single lease cost on a straight-line basis over the lease term for Operating leases, and amortization expense and interest expense is recognized over the lease term for Financing leases. Lease agreements related to properties are generally comprised of both lease and non-lease components. Non-lease components, which include items such as common area maintenance charges, property taxes and insurance, are expensed as incurred and are recognized separately from the straight-line lease expense.

Variable lease payments that do not depend on an index or rate, such as rental payments based on a percentage of retail revenue over contractual levels, are separately expensed as incurred, and are not included in the measurement of the ROU asset and lease liability. Variable lease payments that depend on an index or rate, such as rates that are adjusted periodically for inflation, are included in the initial measurement of the ROU asset and lease liability and are recognized on a straight-line basis over the lease term.
Deemed Landlord Financing Obligations (DLF obligations)
In certain leasing arrangements related to the Company’s Topgolf venues, and due to the Company’s involvement in the construction of leased assets, the Company is deemed to be the accounting owner of certain leased assets that did not meet the sales-leaseback criteria upon completion of construction. In such cases, in addition to capitalizing the Company’s construction costs, the Company capitalizes the construction costs funded by the landlord related to its leased premises and recognizes a corresponding liability for those costs as construction advances during the construction period. At the end of the construction period, the Company applies the sale-and-leaseback criteria to determine whether the underlying asset should be derecognized. When the application of the sale-and-leaseback guidance results in a sale, the asset and liability on the Company’s balance sheet are derecognized. When the application of the sale-and-leaseback guidance results in a failed sale, the asset remains on the Company’s balance sheet and is depreciated over its respective useful life or the lease term, whichever is shorter, and the liability is accounted for as a DLF obligation. These DLF obligations are generally non-cancelable leases with initial terms of 20 years containing various renewal options following the initial term and escalation clauses that increase the payments over the lease term.
Sales-Type Leases
With respect to the Company’s Toptracer operations, the Company enters into non-cancelable license agreements that combine software and hardware. These license agreements provide the customer the right to use Company-owned software and hardware products for a specified period, generally ranging from three to five years. The software and hardware are a distinct bundle of goods which are highly interrelated. At the inception of the agreement, the lease classification is assessed, and generally results in the license agreement being classified as sales-type leases. Upon commencement of these sales-type leases, revenue is recognized for the software and hardware as a single component, and a leasing receivable consisting of the present value of payments over the non-cancelable term is recorded. Interest income on the leasing receivable is recognized over the term of the lease. The Company manages its risk on its sales-type leases through its pricing and through the terms of the leases. Any equipment returned to the Company as a result of a cancellation of a lease may be leased or sold to other customers, therefore risk associated with the Company’s sales-type leases is considered minimal.
Goodwill and Intangible Assets
Goodwill and acquired intangible assets are recorded in connection with an acquisition or business combination. Goodwill represents the excess of the total consideration paid over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in connection with the acquisition or business combination. Identifiable intangible assets consist of tradenames and trademarks, liquor licenses, patents, customer and distributor relationships, and developed technology. Intangible assets that are determined to have definite lives are amortized over their estimated useful lives and are assessed for impairment when indicators are present. Goodwill and intangible assets with indefinite lives are not amortized and are instead measured for impairment at least annually or more frequently when events or circumstances occur that indicate an impairment may exist. Except for software costs which are determined to be eligible for capitalization, costs related to the development, maintenance or renewal of internally developed intangible assets that are inherent in the Company’s continuing business that were not acquired as a part of a business combination or asset acquisition, are expensed as incurred.

Impairments
The Company assesses potential impairments of its long-lived assets, namely property, plant and equipment and ROU assets, and acquired intangible assets that are subject to amortization, such as acquired customer and distributor relationships whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. Events or changes that would necessitate an impairment assessment include a significant change in the extent or manner in which the asset is used, a significant change in legal or business factors that could affect the value of the asset, or a significant decline in the observable market value of an asset, amongst others. If such events or changes indicate a potential impairment, the Company would assess recoverability of the asset or asset group by determining if the carrying value of the asset or asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the asset or asset group. An impairment charge would be recognized when the carrying amount of a long-lived asset or asset group is determined to not be recoverable and exceeds its fair value.
The Company performs an impairment assessment on its Goodwill and indefinite-lived intangible assets at least annually during the fourth quarter of the year, or more frequently when events or circumstances occur that indicate an impairment may exist. These events or circumstances may include macroeconomic conditions, significant changes in the industry or business climate, legal factors, or other operating performance indicators, amongst other things. If an event occurs that indicates an impairment may exist, the Company may perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If after the qualitative assessment the Company determines it is more likely than not that the indefinite-lived intangible asset is not impaired, no quantitative fair value test is necessary. If after performing the qualitative assessment the Company concludes it is more likely than not that the fair value of the indefinite-lived intangible is less than its carrying amount, the Company will perform a quantitative fair value test to determine the fair value of the asset or reporting unit. To determine fair value, the Company uses discounted cash flow estimates, quoted market prices, royalty rates when available, and independent appraisals and valuation specialists when appropriate. The Company calculates impairment as the excess of the carrying value of goodwill and other indefinite-lived intangible assets over their estimated fair value. If the carrying value exceeds the estimate of the fair value of the asset, a write-down is recorded.
In 2020, due to the significant disruptions caused by the COVID-19 pandemic on the Company’s operations, the Company recognized an impairment loss on the goodwill and trade name associated with its Jack Wolfskin business. See Note 9 for further discussion of the Company’s impairment loss at Jack Wolfskin.
Investments
The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such classification at each balance sheet date. The Company has elected to apply the measurement alternative to investments that do not have readily determinable fair values. As such, these investments are measured at cost, and are evaluated for changes in fair value if there is an observable price change in an orderly transaction for an identical or similar investment. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the investment’s carrying value may not be recoverable. An impairment charge would be recognized when the carrying amount exceeds its fair value. See Note 10 for further discussion of the Company’s investments.
Foreign Currency Translation and Transactions
A significant portion of the Company’s business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency exchange rates can have a significant impact on the Company’s financial results. Revenues and expenses that are denominated in foreign currencies are translated using the average exchange rate for the period. Assets and liabilities are translated using the rate of exchange at the balance sheet date. Gains and losses from assets and liabilities denominated in a currency other than the functional currency of the entity in which they reside are generally recognized during the current period in the Company’s statements of operations. Gains and losses from the translation of foreign subsidiary financial statements into U.S. dollars are included in accumulated other comprehensive income or loss.

Derivatives and Hedging
In order to mitigate the impact of foreign currency translation on transactions and changes in interest rates, the Company uses foreign currency forward contracts and interest rate hedge contracts. The contracts are measured at fair value and are recorded as either assets or liabilities on the consolidated balance sheet. Contracts which satisfy certain criteria and are elected for hedge accounting treatment may be classified as either designated or undesignated cash flow hedges. Changes in the fair value of derivatives which are classified as undesignated hedges are recognized in earnings in the period of the change. Changes in the fair value of derivatives which qualify for and are classified as designated cash flow hedges are recorded as a component of accumulated other comprehensive income and released into earnings as a component of cost of products, other income and interest expense during the period in which the hedged transaction takes place. Remeasurement gains or losses of derivatives that are not elected for hedge accounting treatment are recorded in earnings immediately as a component of other income.
The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. The Company estimates the fair value of its foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy. See Note 17 for further discussion of the Company’s financial instruments.
Share-Based Compensation
The Company may grant restricted stock units and awards, performance-based awards, stock options and stock appreciation rights, and other equity-based awards to its officers, employees, consultants and other non-employees who provide services to the Company under its stock incentive plans. The Company measures and recognizes share-based compensation expense for employees and non-employees based on estimated fair values, net of estimated forfeitures. Estimated forfeitures are based on historical experience and forfeiture trends. If actual forfeiture rates differ materially from the Company’s estimates, the Company may be required to record an adjustment to its share-based compensation expense in future periods.
Restricted Stock Awards and Restricted Stock Units
The estimated fair value of restricted stock awards and restricted stock units (collectively “restricted stock”) is calculated based on the closing price of the Company’s common stock on the date of grant multiplied by the number of shares of restricted stock granted. Compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over a vesting period of three to five years from the date of grant.

Performance Based Restricted Share Unit Awards
The Company grants performance based restricted share unit awards (“PRSU”) in which the number of shares that may ultimately be issued upon vesting is based on the Company’s achievement of specific performance metrics for each award that are measured during a specified performance period, which may range from 0% to 200% of the participant’s target award. PRSU performance measures include adjusted earnings before interest, taxes, depreciation, amortization, stock compensation, non-cash lease amortization expense and non-recurring costs (“Adjusted EBITDA”), earnings per share (“EPS”), adjusted pre-tax income (“APTI”) and total shareholder return (“rTSR”). The performance period for these awards ranges from three to five years from the date of grant. PRSUs based on EBITDA, EPS and APTI are initially valued at the Company’s closing stock price on the date of grant. PRSUs based on rTSR performance measures are initially valued using a Monte Carlo simulation which utilizes the stock volatility, dividend yield and a market correlation of the Company and the Company’s peer group, and is based on the probable achievement of 100% of the rTSR performance goals as determined on the date of grant. Compensation expense for all PRSUs is recognized, net of estimated forfeitures, on a straight-line basis over a vesting period of three to five years, and is based on the fixed fair value assigned to each of the awards on the date of grant. Over the course of the performance period, compensation expense for PRSUs based on EBITDA, EPS and APTI is adjusted according to the anticipated level of achievement of the specified performance metric over the performance period for the award. If the performance goals are not probable of achievement during the performance period, compensation expense related to these awards is reversed. Compensation expense for rTSR PRSUs is based on a fixed grant date fair value derived from a Monte Carlo simulation which assumes the probable performance achievement of 100%, which is not adjusted over the course of the performance period or reversed if achievement is not probable. All awards that do not achieve the minimum cumulative performance threshold over the performance period are forfeited at the end of the specified performance period.
Stock Options
Stock options are granted at exercise prices no less than the Company’s closing stock price on the date of grant. Outstanding stock options generally vest over a three-year period from the grant date and generally expire up to 10 years after the grant date. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield. Compensation expense for employee stock options is recognized over the vesting term, net of estimated forfeitures. See Note 15 for further discussion of the Company’s share-based compensation.
Income Taxes
Current income tax expense or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled. The Company maintains a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. In evaluating whether a valuation allowance is required under such rules, the Company considers all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on the Company’s best judgment at the time made based on current and projected circumstances and conditions.
The Company accrues for the estimated additional amount of taxes for uncertain tax positions if it is deemed to be more likely than not that the Company would be required to pay such additional taxes. The Company is required to file federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company accrues an amount for its estimate of additional tax liability, including interest and penalties in income tax expense, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available. Historically, additional taxes paid as a result of the resolution of the Company’s uncertain tax positions have not been materially different from the Company’s expectations. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. See Note 12 for further discussion of the Company’s income taxes.

Other Income, Net
Other income, net primarily includes gains and losses on foreign currency forward contracts, cross-currency swap contracts and foreign currency transactions. The components of other income, net are as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Foreign currency forward contract gain, net	$44.5	$14.4	$2.9
Foreign currency transaction (loss) gain, net	(18.3)	(6.4)	9.0
Settlement of cross-currency swap contract (See Note 18)	—	—	11.1
Other	1.7	1.0	1.9
Other income, net	$27.9	$9.0	$24.9
Concentration of Risk
On a consolidated basis, no single customer accounted for more than 10% of the Company’s consolidated revenues in 2022, 2021 or 2020. The Company’s top five customers accounted for approximately 12% of the Company’s consolidated revenues in 2022, 13% in 2021, and 20% in 2020.
The Company’s top five customers specific to the Golf Equipment and Active Lifestyle operating segments represented the following as a percentage of each segment’s total net revenues:
•Golf Equipment customers accounted for approximately 26%, 24% and 25% of total consolidated Golf Equipment sales in 2022, 2021, and 2020, respectively; and
•Active Lifestyle customers accounted for approximately 17% of total consolidated Active Lifestyle sales in both 2022 and 2021, and 12% in 2020.
With respect to the Company’s trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral from these customers. The Company maintains reserves for estimated credit losses, which it considers adequate to cover any such losses. At December 31, 2022 and 2021, one customer represented 17% and 11%, respectively, of the Company’s outstanding accounts receivable balance.
Of the Company’s total consolidated net revenues, approximately 30%, 34% and 51% were derived from sales outside of the United States in 2022, 2021 and 2020, respectively. As a result of this international business, the Company is exposed to increased risks inherent in conducting business outside of the United States.
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
The Company enters into foreign currency forward contracts for the purpose of hedging foreign exchange rate exposures on existing or anticipated transactions, and interest rate hedge contracts for the purpose of hedging interest rate exposures on its term loan facility. In the event of a failure to honor one of these contracts by one of the banks with which the Company has contracted, management believes any loss would be limited to the exchange rate differential from the time the contract was entered into until the time it was settled. The Company’s hedging contracts are subject to a master netting agreement with each respective counterparty bank and are therefore net settled.

Note 3. New Accounting Standards
Recent Accounting Standards
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 clarifies the guidance in Topic 820 when measuring the fair value of an equity security that is subject to a contractual sale restriction, and also introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact that this ASU will have on its consolidated financial statements and related disclosures.
Adoption of New Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). This ASU simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument is accounted for as a single liability measured at its amortized cost. These changes reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. Also, this ASU requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, and may be adopted through either a fully retrospective or modified retrospective method of transition only at the beginning of an entity’s fiscal year. The Company has Convertible Senior Notes (the “Convertible Notes”) with a cash conversion feature that was recognized in equity at the time of issuance (see Note 7) and has adopted this standard as of January 1, 2022 under the modified retrospective method of transition. As such, prior period amounts have not been retrospectively adjusted. Adoption of the standard resulted in a reduction in additional paid-in capital of $57.1 million, an increase to long-term debt, net of $57.9 million, a decrease in the deferred taxes, net of $13.2 million and an increase in retained earnings of $12.4 million. Additionally, in periods when net income is reported, the Company will use the if-converted method for calculating diluted earnings per common share. Under the if-converted method, the 14.7 million common shares underlying the Convertible Notes are assumed to have been outstanding as of the beginning of the current reporting period and any interest expense related to the Convertible Notes for the period is excluded from the calculation of diluted earnings per common share, resulting in an increase to net income. As a result, during the year ended December 31, 2022, after-tax interest expense in the amount of $6.4 million was excluded from net income in the calculation of earnings per common share—diluted (see Note 8). Prior to the adoption of ASU 2020-06, the Company used the treasury stock method to compute dilutive shares of common stock related to the Convertible Notes for periods when the Company reported net income. The treasury stock method assumes that proceeds received upon exercises are used to purchase common shares at the average market price during the period. Additionally, under the treasury stock method, interest expense related to the Convertible Notes for the period was included in net income for the calculation of earnings per common share—diluted.
In July 2021, the FASB issued ASU No. 2021-05, “Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments” which requires lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in Topic 842; and (2) the lessor would have otherwise recognized a day-one loss. The amendments are effective for annual periods beginning after December 15, 2021 with early adoption permitted. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

Note 4. Leases
Sales-Type Leases
The Company enters into non-cancelable license agreements that provide software and hardware to driving ranges, hospitality venues, and entertainment venues. These license agreements are classified as sales-type leases.
Leasing revenue from sales-type leases is included in services revenues within the consolidated statements of operations. There were no revenues attributed to sales-type leases for the year ended December 31, 2020. Leasing revenue attributed to sales-type leases consists of the selling price and interest income as follows (in millions):

	December 31, 2022	December 31, 2021
Sales-type lease selling price(1)	$36.3	$29.8
Cost of underlying assets	(17.6)	(11.9)
Operating profit	$18.7	$17.9

Interest income	$4.5	$4.3

Leasing revenue attributable to sales-type leases	$40.8	$34.1

(1) Selling price is equal to the present value of lease payments over the non-cancelable term of the licensing agreement.
Leasing receivables related to the Company’s net investment in sales-type leases are as follows (in millions):

	Balance Sheet Location	December 31, 2022	December 31, 2021
Leasing receivables, net—short-term	Other current assets	$17.5	$12.8
Leasing receivables, net—long-term	Other assets	57.5	44.1
Total leasing receivables		$75.0	$56.9

As of December 31, 2022, maturities of sales-type lease receivables for the next five years and thereafter were as follows (in millions):

Sales-type Leases
2023	$24.0
2024	23.3
2025	18.5
2026	11.8
2027	5.7
Thereafter	3.6
Total future lease payments	86.9
Less: imputed interest	11.9
Total	$75.0
Operating and Finance Leases
As a lessee, the Company leases office space, manufacturing plants, warehouses, distribution centers, Company-operated Topgolf venues, vehicles and equipment, as well as retail and/or outlet locations.
Supplemental balance sheet information related to leases is as follows (in millions):

		December 31,
	Balance Sheet Location	2022	2021
Operating Leases:
ROU assets, net	Operating lease ROU assets, net	$1,419.1	$1,384.5
Lease liabilities, short-term	Operating lease liabilities, short-term	$76.4	$72.3
Lease liabilities, long-term	Operating lease liabilities, long-term	$1,437.5	$1,385.4

Finance Leases:
ROU assets, net	Other assets	$215.7	$129.5
Lease liabilities, short-term	Accounts payable and accrued expenses	$1.7	$1.8
Lease liabilities, long-term	Other long-term liabilities	$225.9	$132.5
The components of lease expense are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating lease costs	$172.7	$146.3	$42.5
Financing lease costs:
Amortization of right-of-use assets	6.4	3.2	0.9
Interest on lease liabilities	9.3	4.5	—
Total financing lease costs	15.7	7.7	0.9
Variable lease costs	10.2	6.5	2.5
Total lease costs	$198.6	$160.5	$45.9

Other information related to leases was as follows:

	December 31,
Supplemental Cash Flows Information (in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$157.0	$123.6	$39.8
Operating cash flows from finance leases	$5.2	$2.8	$—
Financing cash flows from finance leases	$2.7	$0.8	$0.8

Lease liabilities arising from new ROU assets:
Operating leases	$51.9	$19.6	$65.5
Finance leases	$92.0	$52.7	$0.1

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years):
Operating leases	16.6	14.1
Finance leases	36.5	36.2

Weighted average discount rate:
Operating leases	5.6%	5.3%
Finance leases	6.1%	5.3%

Future minimum lease obligations as of December 31, 2022 were as follows (in millions):

	Operating Leases	Finance Leases
2023	$152.5	$11.2
2024	151.7	13.8
2025	148.3	15.1
2026	145.3	15.2
2027	143.6	15.5
Thereafter	1,719.0	564.8
Total future lease payments	2,460.4	635.6
Less: imputed interest	946.5	408.0
Total	$1,513.9	$227.6
Deemed Landlord Financing Obligations (“DLF” Obligations)
As of December 31, 2022, the Company had 38 DLF obligations that did not meet the sale-leaseback criteria upon the completion of construction. The assets of which the Company is deemed the accounting owner of under these DLF obligations consist primarily of land properties and buildings. While the Company typically seeks to finance construction of its venues through third-party developers or real estate financing partners, in certain instances, the Company may fund a certain portion of the assets associated with the DLF obligations. As of December 31, 2022 and 2021, the total net book value of assets associated with these DLF obligations, including assets that were not financed through third-party developers or real estate financing partners under a DLF arrangement, was $813.2 million and $620.3 million, respectively. Land properties and the net book value of the buildings and equipment under these DLF obligations are included in property, plant and equipment on the Company’s consolidated balance sheets. Buildings capitalized in conjunction with these DLF obligations are depreciated, less their residual value, over the shorter period of 40 years or the lease term.

Supplemental balance sheet information related to DLF obligations is as follows (in millions):

	Balance Sheet Location	December 31, 2022	December 31, 2021
DLF obligation liabilities, short-term	Accounts payable and accrued expenses	$2.4	$0.9
DLF obligation liabilities, long-term	Deemed landlord financing obligations, long-term	$658.0	$460.6
The components of DLF obligation expenses are as follows (in millions):

	Income Statement Location	December 31, 2022	December 31, 2021
Amortization of DLF obligations	Amortization expense	$14.5	$5.7
Interest on DLF obligations	Interest expense, net	46.7	28.0
Total DLF contracts expenses		$61.2	$33.7
Other information related to DLF leases was as follows:

Supplemental Cash Flows Information (in millions)	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from DLF obligations	$36.9	$17.7
Financing cash flows from DLF obligations	$4.8	$—

Lease liabilities arising from new ROU assets:
Operating DLF obligations	$193.8	$171.4

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years)	38.5	39.0
Weighted average discount rate	8.8%	9.2%
Future minimum financing obligations related to DLF obligations as of December 31, 2022 were as follows (in millions):

2023	$52.2
2024	54.8
2025	55.1
2026	56.1
2027	57.4
Thereafter	2,622.7
Total future payments	2,898.3
Less: imputed interest	2,237.9
Total	$660.4
Leases Under Construction
The Company’s minimum capital commitment for leases under construction, net of amounts reimbursed by third-party real estate financing partners, was approximately $48.0 million as of December 31, 2022. As the Company is actively involved in the construction of these properties, the Company recorded $124.5 million in construction costs within property, plant and equipment as of December 31, 2022. Additionally, as of December 31, 2022, the Company recorded $35.4 million in construction advances from the landlords in connection with these properties. The Company will determine the lease classification for properties currently under construction at the end of the construction period. The initial base term upon the commencement of these leases is generally 20 years. In addition, as of December 31, 2022, the Company had $834.2 million of future lease obligations related to eight venues subject to non-cancellable leases that have been signed but have not yet commenced.

Note 5. Revenue Recognition
The Company primarily recognizes revenue from the sale of its products and the operation of its venues. Revenue from product sales includes golf clubs, golf balls, lifestyle and outdoor apparel, gear and accessories, and golf apparel and accessories. The Company sells its products to customers, which include on- and off-course golf shops and national retail stores, as well as to consumers through its e-commerce business and at its apparel retail and venue locations. The Company’s product revenue also includes royalty income from third parties from the licensing of certain soft goods products. Revenue from services primarily includes venue sales of food and beverage, fees charged for gameplay, the sale of game credits to guests, franchise fees, sponsorship contracts, leasing revenue and non-refundable deposits received for venue reservations at Topgolf. In addition, the Company recognizes service revenue through its online multiplayer WGT digital golf game.
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
The following table presents the Company’s revenue disaggregated by major category and operating and reportable segment (in millions):

	Year Ended December 31,
	2022	2021	2020
Topgolf:
Venues(1)	$1,477.1	$1,029.0	$—
Other Topgolf business lines(1)	71.9	58.6	—
Total Topgolf	$1,549.0	$1,087.6	$—

Golf Equipment:
Golf club	$1,097.1	$994.5	$787.1
Golf ball	309.5	234.7	195.6
Total Golf Equipment	$1,406.6	$1,229.2	$982.7

Active Lifestyle:
Apparel	$631.7	$490.9	$349.3
Gear, accessories & other	408.4	325.7	257.5
Total Active Lifestyle	$1,040.1	$816.6	$606.8

Total Consolidated	$3,995.7	$3,133.4	$1,589.5

(1) As of January 1, 2022, in order to align with the Company’s current management reporting structure, the Company began reporting revenues associated with corporate advertising sponsorship contracts in the venues business line within the Topgolf operating segment. These revenues were previously included within other Topgolf business lines. In order to conform to the current year presentation, revenue associated with corporate advertising sponsorship contracts of $15.0 million recognized from the merger date through December 31, 2021 was reclassified from other Topgolf business lines to venues for comparative purposes.

Venue product sales at the Company’s Topgolf operating segment include the sale of golf clubs, golf balls, apparel, gear and accessories. During the years ended December 31, 2022 and 2021, venue product sales totaled $18.7 million and $12.9 million, respectively.

Product and Service Revenue
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
The following table summarizes revenue by geographical areas in which the Company operates (in millions):

	Year Ended December 31,
	2022	2021	2020
Revenue by Major Geographic Region(1):
United States	$2,798.0	$2,067.1	$778.6
Europe	537.4	499.5	373.0
Asia	545.4	465.5	212.1
Rest of World	114.9	101.3	225.8
	$3,995.7	$3,133.4	$1,589.5

(1) As of January 1, 2022, the Company modified the composition of its regions and combined Japan, Korea, China, South-East Asia and India into a single Asia region. These regions, except for Japan, were previously reported within Rest of World. As a result of this change, net revenues by region for the period presented in the prior year were recast to conform to the current year presentation.

Royalty Income
Royalty income is included in the Company’s Topgolf and Active Lifestyle operating segments and is primarily related to leasing agreements for Toptracer installations and Active Lifestyle licensing agreements, respectively. The following table summarizes royalty income by operating segment (in millions):

	Year Ended December 31,
	2022	2021	2020
Royalty Income:
Topgolf	$50.3	$37.3	$—
Active Lifestyle	26.6	30.9	21.8
Total	$76.9	$68.2	$21.8
Deferred Revenue
The Company’s deferred revenue balance includes short-term and long-term deferred revenue, which consists primarily of revenue from the sale of gift cards, event deposits, loyalty points, memberships and prepaid sponsorships at Topgolf, virtual currency and game credits related to the WGT digital golf game, as well as upfront territory fees and upfront franchise fees received from international franchise partners.
Revenue from gift cards is deferred and recognized when the cards are redeemed, which generally occurs within a 12-month period from the date of purchase. Revenue from the event deposits, loyalty points, memberships, prepaid sponsorships, game credits, and virtual currency related to the WGT digital golf game are recognized when redeemed or once the event or sponsorship occurs, over the estimated life of a customer’s membership, or based on historical currency or credit usage trends, as applicable, which generally occur within a one to thirty-six month period from the date of purchase. Revenue related to territory and franchise fees for each arrangement are allocated to each individual venue and recognized up to a 40-year term, including renewal options, per the respective franchise agreement.

The Company’s short-term deferred revenue balances for the years ended December 31, 2022 and December 31, 2021 primarily consist of event deposits and gift card purchases at Topgolf, of which the majority are generally recognized over a 12-month period from the date of purchase. The following table provides a reconciliation of activity related to the Company’s short-term deferred revenue balance (in millions):

	Year Ended December 31,
	2022	2021	2020
Beginning Balance	$93.9	$2.5	$2.2
Deferral of revenue	646.4	459.6	3.1
Revenue recognized	(630.2)	(360.2)	(2.6)
Breakage	(19.0)	(10.3)	(0.2)
Other/foreign currency translation	3.8	2.3	—
Ending Balance	$94.9	$93.9	$2.5
As of December 31, 2022 and December 31, 2021, the Company’s long-term deferred revenue balance was $3.2 million and $3.4 million, respectively, which is included in other long-term liabilities on the Company’s consolidated balance sheet.
Variable Consideration
The Company recognizes revenue based on the amount of consideration it expects to receive from customers for its products and services. The consideration is based on the sales price of the products and services adjusted for estimates of variable consideration, including sales returns, discounts and allowances as well as sales programs, sales promotions and price concessions that are offered by the Company. These estimates are based on the amounts earned or expected to be claimed by customers.
The following table provides a reconciliation of the activity related to the Company’s short-term sales program incentives for the periods presented (in millions):

	Year Ended December 31,
	2022	2021	2020
Beginning Balance	$23.3	$26.2	$20.3
Additions	35.7	32.5	39.9
Credits issued	(32.9)	(32.1)	(34.7)
Other/foreign currency translation	(5.3)	(3.3)	0.7
Ending Balance	$20.8	$23.3	$26.2
The Company records an estimate for anticipated returns as a reduction of product revenues and cost of products, and accounts receivable, in the period that the related sales are recorded. The Company’s provision for the sales return liability fluctuates with the seasonality of the business, while actual sales returns are generally more heavily weighted toward the second half of the year as the golf season comes to an end. The following table provides a reconciliation of the activity related to the Company’s sales return reserve (in millions):

	Year Ended December 31,
	2022	2021	2020
Beginning Balance	$47.4	$44.0	$29.0
Provision	128.4	91.0	106.2
Sales returns	(120.4)	(87.6)	(91.2)
Ending Balance	$55.4	$47.4	$44.0
The cost recovery of inventory associated with the sales return liability is accounted for in other current assets on the Company’s consolidated balance sheet. As of December 31, 2022 and December 31, 2021, the Company’s balance for cost recovery was $25.5 million and $25.9 million, respectively.

Note 6. Business Combinations
Merger with Topgolf International, Inc.
On March 8, 2021, the Company completed its merger with Topgolf, pursuant to the terms of an Agreement and Plan of Merger, dated as of October 27, 2020 (the “Merger Agreement”). Topgolf is a leading technology-enabled golf entertainment business, with an innovative platform that comprises its state-of-the-art open-air golf and entertainment venues, Toptracer ball-tracking technology and innovative media platform with a differentiated position in eSports. As a result of the merger, the Company expanded its business platforms and family of brands, as well as its reach across multiple channels, which now include Topgolf venues in addition to retail, e-commerce and digital communities.
Pursuant to the terms of the Merger Agreement, at the closing of the merger, the Company issued 89.8 million unrestricted and fully vested shares of its common stock to the stockholders of Topgolf (excluding 12.3 million shares of the Company’s common stock that would have been allocated to the Company in the merger based on the shares of Topgolf held by the Company) for 100% of the outstanding equity of Topgolf, at an exchange ratio based on an equity value of Topgolf of $1,987.0 million (or $1,748.0 million excluding Topgolf shares that were held by the Company) and a price per share of the Company’s common stock fixed at $19.40 per share. The actual purchase consideration upon the closing of the merger of $3,014.2 million (or $2,650.2 million excluding Topgolf shares that were held by the Company) was based on the number of shares of the Company’s common stock issued, multiplied by the closing price of $29.52 of the Company’s common stock on March 8, 2021. Additionally, the Company converted certain stock options previously held by former equity holders of Topgolf into options to purchase a number of shares of the Company’s common stock, and certain outstanding restricted stock awards of Topgolf, into 0.2 million shares of the Company’s common stock. As part of the consideration transferred in the merger, the Company included an incremental $33.1 million to the total purchase consideration, which represents the fair value of the vested portion the replacement awards. The unvested portion is being recognized as compensation expense over the remaining vesting period for services rendered in the post-combination period. In addition, the Company converted issued and outstanding warrants to purchase certain preferred shares of Topgolf into a warrant to purchase a number of shares of the Company’s common stock. The fair value of the consideration transferred in the merger related to these warrants totaled $1.6 million. The purchase consideration, together with the fair value of the consideration transferred for outstanding stock awards and warrants totaled $3,048.9 million.
The Company previously held approximately 14.3% of Topgolf’s outstanding shares prior to the closing of the merger. Immediately following the closing of the merger, the Company’s stockholders as of immediately prior to the merger owned approximately 51.3% of the outstanding shares of the combined company, and former Topgolf stockholders, other than the Company, owned approximately 48.7% of the outstanding shares of the combined company. As a result of the merger, during the year ended December 31, 2021 the Company recognized a gain of $252.5 million in its consolidated statements of operations related to a fair-value step-up of the Company’s former investment in Topgolf.
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
During the first quarter of 2022, the Company finalized its fair value determination on the acquired assets and assumed liabilities, specifically related to certain leases and certain deferred tax items, and completed its assessment of the purchase price allocation. After assessing the fair value of the net assets acquired and liabilities assumed, the Company recorded goodwill of $1,918.4 million, of which the Company attributed $1,355.0 million to the future revenues and growth potential of the Topgolf business and $563.4 million to the synergies the Company anticipates from leveraging the Topgolf business to expand its golf equipment and apparel businesses. For the operating segment allocation of goodwill see Note 9. As a non-taxable stock acquisition, the value attributable to the acquired intangibles and goodwill are not tax deductible, and accordingly, the Company recognized a net deferred tax liability of $143.7 million.
During the years ended December 31, 2021 and 2020, the Company recognized transaction costs consisting primarily of advisor, legal, valuation and accounting fees of approximately $20.4 million and $8.5 million, respectively. During the year ended December 31, 2022 the Company did not recognize any transaction costs associated with the merger.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation (in millions):

At March 8, 2021
Assets Acquired
Cash	$171.3
Accounts receivable	10.7
Inventories	13.9
Other current assets	52.1
Property and equipment	1,079.6
Operating lease right-of-use assets	1,328.0
Investments	28.8
Other assets	33.7
Intangibles—trade name	994.2
Intangibles—technology, customer relationships and liquor licenses	81.9
Goodwill	1,355.0
Total assets acquired	5,149.2
Liabilities Assumed
Accounts payable and accrued liabilities	$95.8
Accrued employee costs	37.1
Construction advances	40.5
Deferred revenue	66.2
Other current liabilities	7.8
Long-term debt	535.1
Deemed landlord financing	303.0
Operating lease liabilities	1,402.3
Other long-term liabilities	32.2
Deferred tax liabilities	143.7
Net assets acquired	2,485.5
Goodwill allocated to other business units	563.4
Total purchase price and consideration transferred in the merger	$3,048.9
Supplemental Pro-Forma Information (Unaudited)
The following table presents supplemental pro-forma information for the years ended December 31, 2021 and 2020 as if the merger with Topgolf had occurred on January 1, 2020. These amounts have been calculated after applying the Company’s accounting policies and are based upon currently available information. For this analysis, the Company assumed that certain gains and costs associated with the merger were recognized as of January 1, 2020, including a gain of $252.5 million recognized on the Company’s pre-acquisition investment in Topgolf, acquisition costs of $28.9 million, the amortization of estimated intangible assets and other fair value adjustments, as well as the tax effect on those costs, and a valuation allowance on certain acquired net operating losses and tax credit carryforwards (see Note 12). Pre-acquisition net revenue and net income/(loss) amounts for Topgolf were derived from the books and records of Topgolf prepared prior to the acquisition and are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the dates noted below. The pro-forma amounts presented below consider the effects of the fair value adjustments recorded on the assets acquired and liabilities assumed throughout the measurement period. Accordingly, the amounts below reflect the impact of those adjustments.

	Year Ended December 31,
	2021	2020
	(in millions)
Net revenues	$3,276.4	$2,305.7
Net income (loss)	$72.3	$(318.8)

Supplemental Information of Operating Results
The following table presents net revenues and net income attributable to Topgolf included in the Company’s consolidated statements of operations for the year ended December 31, 2021 (in millions):

Twelve Months Ended December 31,
2021
Net revenues	$1,087.6
Net loss	$(29.6)
Note 7. Financing Arrangements
The Company’s debt obligations are summarized as follows (in millions, except percentages):

	Maturity Date	Interest Rate	December 31, 2022	December 31, 2021
Short-Term Credit Facilities
U.S. Asset-Based Revolving Credit Facility(1)	May 17, 2024	5.65%	$181.1	$9.1
Japan ABL Facility(2)	January 21, 2025	0.87%	38.2	—
Total Principal Amount			$219.3	$9.1
Unamortized Debt Issuance Costs			$0.9	$0.9

Balance Sheet Location
Asset-based credit facilities			$219.3	$9.1
Prepaid expenses			$0.6	$0.9
Other long-term assets			$0.3	$—

	Maturity Date	Interest Rate	December 31, 2022	December 31, 2021
Long-Term Debt and Credit Facilities
Japan Term Loan	July 31, 2025	0.85%	$—	$13.0
Term Loan B(3)	January 4, 2026	8.88%	432.0	436.8
Topgolf Term Loan	February 8, 2026	10.58%	336.9	340.4
Topgolf Revolving Credit Facility	February 8, 2024	8.08%	110.0	—
Convertible Notes	May 1, 2026	2.75%	258.3	258.8
Equipment Notes	July 24, 2023 - December 27, 2027	2.36% - 5.93%	27.8	31.1
Mortgage Loans	July 1, 2033 - July 29, 2036	9.75% - 11.31%	45.9	46.4
Financed Tenant Improvements	February 1, 2035	8.00%	3.5	3.7
Total Principal Amount			$1,214.4	$1,130.2
Less: Unamortized Debt Issuance Costs			24.3	85.8
Total Debt, net of Unamortized Debt Issuance Costs			$1,190.1	$1,044.4

Balance Sheet Location
Other current liabilities			$13.8	$19.1
Long-term debt			1,176.3	1,025.3
			$1,190.1	$1,044.4
(1) Interest rate fluctuates depending on the Company’s availability ratio.
(2) Subject to an effective interest rate equal to the Tokyo Interbank Offered Rate plus 0.80%.
(3) As of December 31, 2022, subject to an interest rate per annum equal to either, at the Company’s option, the London Interbank Offered Rate (“LIBOR”) or the base rate, plus 4.50% or 3.50%, respectively.

Interest expense related to the Company’s debt obligations and credit facilities, which is included in “Interest Expense, net” in the Consolidated Statement of Operations, is summarized as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Short-Term Credit Facilities
U.S. Asset-Based Revolving Credit Facility	$4.3	$1.6	$5.1
Japan ABL Facility (1)	0.3	—	0.2
Total	$4.6	$1.6	$5.3

Long-Term Debt and Credit Facilities
Japan Term Loan	$—	$0.1	$0.1
Term Loan B	31.2	24.1	25.6
Topgolf Term Loan	29.9	21.4	—
Topgolf Revolving Credit Facility	4.4	6.2	—
Convertible Notes	7.1	7.1	4.7
Equipment Notes	0.7	0.9	0.5
Mortgage Loans	4.8	4.0	—
Total	$78.1	$63.8	$30.9

(1) Includes interest expense incurred on all revolving credit facilities with the Bank of Tokyo-Mitsubishi UFJ
Revolving Credit Facilities and Available Liquidity
In addition to cash on hand and cash generated from operations, the Company relies on its U.S. Asset-Based Revolving Credit Facility, 2022 Japan ABL Credit Facility, and Topgolf Revolving Credit Facility to manage seasonal fluctuations in liquidity. The principal terms of these credit facilities are described further below. As of December 31, 2022, the Company’s available liquidity, which is comprised of cash on hand and amounts available under its U.S. and Japan facilities, after letters of credit and outstanding borrowings, was $415.3 million.
U.S. Asset-Based Revolving Credit Facility
The Company has an Asset-Based Revolving Credit facility with Bank of America, N.A. and other lenders, that provides a senior secured asset-based revolving credit facility of up to $400.0 million (the “ABL Facility”) which expires on May 17, 2024. On February 15, 2023, the Company amended the ABL Facility, temporarily increasing the maximum aggregate principal amount to $450.0 million. The additional $50.0 million, which is subject to the borrowing base availability described below, will be available during the four-month period commencing on February 15, 2023 and ending on June 15, 2023. Amounts outstanding under the ABL Facility are secured by certain assets, including cash (to the extent pledged by the Company), certain intellectual property, eligible real estate, and inventory and accounts receivable of the Company and certain of the Company’s subsidiaries in the United States, Germany, Canada, the Netherlands, and the United Kingdom. Amounts borrowed under the ABL Facility increase and decrease relative to the changes in the assets with which the facility is secured, and may be repaid and borrowed as needed with the entire outstanding principal amount due and payable on the maturity date.
Restrictions under the facility include, among other things, restrictions on the incurrence of additional debt, liens, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Additionally, the Company is subject to compliance with a fixed charge coverage ratio covenant of at least 1.0:1.0 during, and continuing 30 days after any period in which the Company’s borrowing base availability, as amended, falls below 10% of the maximum facility amount. As of December 31, 2022, the Company’s borrowing base availability was above 10% of the maximum facility amount and the Company was in compliance with the fixed charge coverage ratio.

The interest rate applicable to outstanding borrowings under the ABL Facility may fluctuate depending on the Company’s “Availability Ratio,” as defined in the loan and security agreement, as amended, that governs the ABL Facility, which is expressed as a percentage of (i) the average daily availability under the ABL Facility to (ii) the sum of the Canadian, the German, U.K./Dutch and the U.S. borrowing bases, as adjusted. Any unused portions of the ABL Facility are subject to a 0.25% fee per annum. During the year ended December 31, 2022, average outstanding borrowings for the ABL Facility were $101.9 million, and the Company’s trailing 12-month average availability was $253.0 million. Additionally, the Company’s trailing 12-month weighted-average interest rate applicable to its outstanding borrowings under the ABL Facility was 4.01% as of December 31, 2022.
Japan ABL Facility
The Company has an Asset-Based Revolving Credit facility with the Bank of Tokyo-Mitsubishi UFJ (the “Japan ABL Facility”) which provides a line of credit to the Company’s Japan subsidiary of up to 6.0 billion Yen (or $45.8 million), subject to borrowing base availability under the facility, and is secured by certain assets, including eligible inventory and accounts receivable of the Company’s Japan subsidiary which are subject to certain restrictions and covenants related to certain pledged assets and financial performance metrics.
As of December 31, 2022 the Company’s remaining borrowing base availability under the Japan ABL Facility was 1.0 billion Yen (or $7.6 million).
Long-Term Debt and Credit Facilities
Japan Term Loan
The Company had a five-year term loan (the “Japan Term Loan”) between its Japan subsidiary and Sumitomo Mitsui Banking Corporation for 2.0 billion Yen. The Company repaid the total remaining principal balance of the Japan Term Loan in the amount of 1.5 billion Yen (or $13.0 million as of the repayment date) during the first quarter of 2022.
Term Loan B
The Company has a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. and other lenders which provides for a Term Loan B (the “Term Loan”) in an original aggregate principal amount of $480.0 million, which was issued less $9.6 million in issuance discounts and other transaction fees.
The Credit Agreement allows for the aggregate principal amount of the loan to be increased pursuant to incremental facilities in the form of additional tranches of the Term Loan or new commitments, up to a maximum incremental amount of $225.0 million, or an unlimited amount subject to compliance with a first lien net leverage ratio of 2.25:1.00. Borrowings under the Term Loan accrue interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate determined by the highest of the (a) the Bank of America prime rate, (b) the federal funds effective rate plus 0.50%, (c) the adjusted one-month LIBOR rate plus 1.00%, and (d) 1.00%, or (ii) an adjusted LIBOR rate (for a period equal to the relevant interest period) of zero or greater, in each case plus an applicable margin (as outlined in each agreement).
The Credit Agreement also contains certain covenants and restrictions applicable to the Company and its restricted subsidiaries, including limitations on the incurrence of additional debt, liens, investments, mergers, dividends, and other restricted payments, as well as customary events of default. The Term Loan is not subject to any financial covenants. The Term Loan is guaranteed by the Company’s direct and indirect domestic restricted subsidiaries other than certain excluded subsidiaries, and is secured by substantially all of the assets of the Company and such subsidiary guarantors. Principal payments of $1.2 million are due quarterly on the loan with an option for prepayment of any outstanding amounts in whole or in part without a premium or penalty. Additionally, the Company utilizes an interest rate hedge in order to mitigate the risk of interest rate fluctuations on the loan. For further information on the Company’s interest rate hedging contract see Note 18.

Topgolf Credit Facilities
The Company has a term loan facility (the “Topgolf Term Loan”), with JPMorgan Chase Bank, N.A. and other lenders, for an original aggregate principal amount of $350.0 million, and a revolving credit facility (the “Topgolf Revolving Credit Facility”) with JPMorgan Chase Bank for a total of $175.0 million (collectively, the “Topgolf Credit Facilities”).
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
The Topgolf Credit Facilities also contain certain covenants and restrictions, including limitations on the incurrence by Topgolf International, Inc. and its restricted subsidiaries of additional debt, liens, investments, mergers, dividends, and other restricted payments, as well as customary events of default. Additionally, the terms of the Topgolf Credit Facilities require by Topgolf International, Inc. and its restricted subsidiaries to maintain certain leverage ratios on a quarterly basis in addition to the maintenance of certain customary representations, reporting covenants, and reporting obligations. Additionally, the terms of the Topgolf Credit Facilities require the Company to maintain certain leverage ratios on a quarterly basis in addition to the maintenance of certain customary representations, reporting covenants, and reporting obligations.
The Topgolf Credit Facilities are guaranteed by all direct and indirect domestic wholly owned subsidiaries of Topgolf International, Inc. (for the purpose of this description, the “Borrower”), other than certain excluded subsidiaries (such subsidiary guarantors, together with the Borrower, the “Loan Parties”). All obligations under the Topgolf Credit Facilities are, and any future guarantees of those obligations will be, secured by, among other things, and in each case subject to certain exceptions: (1) a first-lien pledge of all of the capital stock or other equity interests held by each Loan Party; and (2) a first-lien pledge of substantially all of the other tangible and intangible assets of each Loan Party. Certain of the Company’s Topgolf locations are required to be subject to leasehold mortgages for the benefit of the lenders under the Topgolf Credit Facilities.
Convertible Notes
In May 2020, the Company issued $258.8 million of Convertible Senior Notes, which bear interest at a rate of 2.75% per annum on the principal amount, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Convertible Notes mature on May 1, 2026, unless earlier redeemed or repurchased by the Company or converted. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.
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
In connection with the issuance of the Convertible Notes and prior to the Company’s adoption of ASU 2020-06 on January 1, 2022, which is described further in the Note 3 herein, the Company separated certain amounts attributable to the Convertible Notes into liability and equity components in a manner which reflected the interest cost of a similar nonconvertible debt instrument. As a result of the adoption of ASU 2020-06, bifurcation of these amounts is no longer required, and as such, all associated amounts which were previously separated are now reported as a single liability measured at its amortized cost.

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
Aggregate Amount of Long-Term Debt Maturities
The following table presents the Company’s combined aggregate amount of maturities and minimum principal repayment obligations for the Company’s long-term debt over the next five years and thereafter as of December 31, 2022.

(in millions)
2023	$17.7
2024	126.6
2025	14.4
2026	1,007.8
2027	3.0
Thereafter	44.9
1,214.4
Less: Unamortized Debt Issuance Costs	24.3
Total	$1,190.1
As of December 31, 2022, the Company was in compliance with all of its financial covenants and reporting requirements under the terms of its short-term and long-term credit facilities and long-term debt mentioned above, as applicable.

Note 8. Earnings (Loss) Per Common Share
Basic earnings (loss) per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted earnings (loss) per common share (“Diluted EPS”) takes into account the potential dilution that could occur if outstanding securities were exercised or settled in shares. Dilutive securities that may impact Diluted EPS include shares underlying outstanding stock options, restricted stock units and performance share units granted to employees and non-employee directors (see Note 15), as well as common shares underlying the Convertible Notes (see Note 7). Dilutive securities related to shares underlying outstanding stock options, restricted stock units and performance share units granted to employees and non-employee directors are included in the calculation of diluted earnings (loss) per common share using the treasury stock method. Dilutive securities related to common shares underlying the Convertible Notes are included in the calculation of diluted earnings per common share using the if-converted method (see Note 3). Basic and diluted weighted-average common shares outstanding are the same in periods when a net loss is reported or in periods when anti-dilution occurs.
The following table summarizes the computation of basic and diluted earnings per share (in millions, except per share data):

	Year Ended December 31,
	2022	2021	2020
Earnings (loss) per common share—basic
Net income (loss)	$157.9	$322.0	$(126.9)
Weighted-average common shares outstanding—basic(1)	184.9	169.1	94.2
Earnings (loss) per common share—basic	$0.85	$1.90	$(1.35)
Earnings (loss) per common share—diluted
Net income (loss)	$157.9	$322.0	$(126.9)
Interest expense(2)	6.4	—	—
Net income (loss) attributable to earnings per common share—diluted	$164.3	$322.0	$(126.9)

Weighted-average common shares outstanding—basic(1)	184.9	169.1	94.2
Convertible Notes weighted-average shares outstanding(2)	14.7	5.9	—
Outstanding options, restricted stock units and performance share units	1.7	1.9	—
Weighted-average common shares outstanding—diluted	201.3	176.9	94.2
Earnings (loss) per common share—diluted	$0.82	$1.82	$(1.35)

(1) In connection with the Topgolf merger, the Company issued 89.8 million shares of its common stock to shareholders of Topgolf, and 0.2 million shares of its common stock for restricted stock awards converted in the merger (see Note 6), of which 73.7 million weighted-average shares were included in the basic and diluted share calculations for the year ended December 31, 2021, based on the number of days the shares were outstanding during the period.

(2) As of January 1, 2022, in connection with the adoption of ASU 2020-06 (see Note 3), the Company uses the if-converted method for calculating the dilutive weighted-average shares outstanding related to the Convertible Notes when calculating earnings (loss) per common share—diluted. Under this method, interest expense related to the Convertible Notes for the respective period is excluded from net income. Prior to the adoption of ASU 2020-06, the Company used the treasury stock method for calculating the dilutive impact from the Convertible Notes.

Options, Restricted Stock Units and Performance Share Units
For the year ended December 31, 2022, approximately 1.3 million securities outstanding, comprised of stock options and restricted stock units, were excluded from the calculation of dilutive earnings per common share, as they would be anti-dilutive.
For the years ended December 31, 2021 and 2020, approximately 1.3 million and 2.1 million securities outstanding, respectively, comprised of stock options, restricted stock units, performance share units and common shares underlying the Convertible Notes were excluded from the calculation of diluted earnings (loss) per common share, as they would be anti-dilutive.

Note 9. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in millions):

	Topgolf	Golf Equipment	Active Lifestyle	Total
Balance at December 31, 2020	$—	$27.0	$29.6	$56.6
Acquisitions	1,340.7	504.6	58.7	1,904.0
Foreign currency translation	—	(0.5)	—	(0.5)
Balance at December 31, 2021	$1,340.7	$531.1	$88.3	$1,960.1
Acquisitions	14.3	0.2	1.5	16.0
Foreign currency translation and other	8.6	(1.0)	—	7.6
Balance at December 31, 2022	$1,363.6	$530.3	$89.8	$1,983.7
Additions to goodwill during the year ended December 31, 2022 are related to adjustments made during the first quarter of 2022 to finalize the fair value on certain leases assumed and deferred taxes associated with the merger with Topgolf (See Note 6). Goodwill as of December 31, 2022 is net of accumulated impairment losses of $148.4 million, which were recorded prior to December 31, 2021 in the Active Lifestyle operating segment.
The estimated fair values of the Company’s reporting units, trade names and trademarks, significantly exceeded their carrying values for the years ended December 31, 2022 and 2021. As such, no impairment losses were recognized during these periods.
During 2020, due to the significant disruptions caused by the COVID-19 pandemic on the Company’s operations, the Company performed a qualitative assessment considering the macroeconomic conditions caused by the COVID-19 pandemic and determined that certain indicators of impairment existed. As a result, the Company proceeded to perform a quantitative assessment to test the recoverability of goodwill and indefinite-lived intangible assets for all of its reporting units.
As part of its quantitative assessment of goodwill and indefinite-lived intangible assets for all of its reporting units, the Company prepared valuations of its reporting units using both a market comparable methodology and an income methodology, using estimates and assumptions that it believed were reasonable at the time. The Company compared the results of those valuations with the respective carrying values of the reporting units to determine whether an impairment existed related to goodwill or indefinite-lived intangibles at any of its reporting units. As a result of this assessment, the Company determined that the carrying value of its Jack Wolfskin reporting unit, which is part of the Company’s Active Lifestyle operating segment, exceeded the fair value as determined by the Company’s quantitative test. As such, during the year ended December 31, 2020, the Company recognized impairment losses of $148.4 million and $25.9 million related to goodwill and the tradename intangible asset associated with its Jack Wolfskin reporting unit, respectively. The estimated fair values of the Company’s other reporting units, trade names and trademarks significantly exceeded their carrying values, and therefore no additional impairments were recognized in 2020.
The following sets forth the intangible assets by major asset class (in millions, except useful life years):

	Useful Life (Years)	December 31, 2022
		Gross	Accumulated Amortization	Translation Adjustment	Net Book Value
Indefinite-lived:
Tradename and trademarks	NA	$1,441.0	$—	$(28.3)	$1,412.7
Liquor licenses	NA	8.9	—	—	8.9
Amortizing:
Patents	2-16	32.2	(31.8)	—	0.4
Customer and distributor relationships and other	1-10	67.4	(35.8)	(4.2)	27.4
Developed technology	10	69.7	(12.2)	(3.2)	54.3
Total intangible assets		$1,619.2	$(79.8)	$(35.7)	$1,503.7

	Useful Life (Years)	December 31, 2021
		Gross	Accumulated Amortization	Translation Adjustment	Net Book Value
Indefinite-lived:
Tradename and trademarks	NA	$1,441.0	$—	$(15.8)	$1,425.2
Liquor licenses	NA	7.7	—	—	7.7
Amortizing:
Patents	2-16	32.0	(31.7)	—	0.3
Customer and distributor relationships and other	1-10	61.7	(27.4)	(2.3)	32.0
Developed technology	10	69.7	(5.5)	(0.8)	63.4
Total intangible assets		$1,612.1	$(64.6)	$(18.9)	$1,528.6
There were no impairment losses recognized on the Company’s indefinite-lived intangible assets during the years ended December 31, 2022 and 2021.
The Company recognized amortization expense related to intangible assets of $15.2 million, $13.0 million, and $5.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. Amortization expense related to intangible assets at December 31, 2022 in each of the next five fiscal years and beyond is expected to be incurred as follows (in millions):

2023	$14.0
2024	11.1
2025	11.1
2026	11.0
2027	10.7
Thereafter	24.2
Total	$82.1

Note 10. Investments
Investment in Full Swing
In connection with the merger with Topgolf, the Company acquired an ownership interest of less than 20.0% in Full Swing, which owns an indoor golf simulation technology that delivers golf ball tracking data and measures ball flight indoors. The investment is accounted for at cost less impairments, and adjusted for observable changes in fair value. As of December 31, 2022 and December 31, 2021, the value of the Company’s investment in Full Swing was $9.3 million. This investment is included in other assets on the Company’s consolidated balance sheets.
Investment in Five Iron Golf
The Company has an ownership interest of less than 20.0% in Five Iron Golf, which is accounted for at cost less impairments, and adjusted for observable changes in fair value. As of each of December 31, 2022 and December 31, 2021, the value of the Company’s investment in Five Iron Golf was $30.0 million. This investment is included in other assets on the Company’s consolidated balance sheets.

Note 11. Selected Financial Data
Selected financial data as of the dates presented below is as follows (in millions, except useful life data):

		December 31, 2022	December 31, 2021
Inventories:
Finished goods		$770.1	$415.4
Work in process		1.2	1.3
Raw materials		181.5	111.7
Food and beverage		6.4	5.1
		$959.2	$533.5

		December 31, 2022	December 31, 2021
Other Current Assets:
Credit card receivables		$40.1	$31.2
Sales return reserve cost recovery asset		25.5	25.9
VAT/Sales tax receivable		17.2	19.5
Other current assets		53.2	42.7
		$136.0	$119.3

		December 31, 2022	December 31, 2021
Property, plant and equipment, net:	Estimated Useful Life
Land		$160.4	$134.2
Buildings and leasehold improvements	10 - 40 years	1,196.7	858.6
Machinery and equipment	5 - 10 years	248.8	204.3
Furniture, computer hardware and equipment	3 - 5 years	299.1	211.2
Internal-use software	3 - 5 years	109.9	81.6
Production molds	2 - 5 years	9.1	8.0
Construction-in-process		271.6	286.7
		2,295.6	1,784.6
Less: Accumulated depreciation		486.0	333.2
		$1,809.6	$1,451.4
The Company recorded depreciation expense of $177.6 million, $142.8 million, and $34.4 million for the years ended December 31, 2022, 2021, and 2020, respectively (in millions).

	December 31, 2022	December 31, 2021
Accounts payable and accrued expenses:
Accounts payable	$159.1	$138.7
Accrued expenses	160.9	226.8
Accrued inventory	260.0	125.7
	$580.0	$491.2

Note 12. Income Taxes
The Company’s income (loss) before income taxes was subject to taxes in the following jurisdictions for the following periods (in millions):

	Years Ended December 31,
	2022	2021	2020
United States	$97.8	$295.3	$68.9
Foreign	44.1	55.3	(196.4)
	$141.9	$350.6	$(127.5)
The expense (benefit) for income taxes is comprised of (in millions):

	Years Ended December 31,
	2022	2021	2020
Current tax provision:
Federal	$9.8	$2.9	$1.7
State	5.7	2.3	1.5
Foreign	6.4	14.6	5.3
	21.9	19.8	8.5
Deferred tax expense (benefit):
Federal	(42.6)	11.0	8.6
State	7.9	7.2	5.2
Foreign	(3.2)	(9.4)	(22.9)
	(37.9)	8.8	(9.1)
Income tax (benefit) provision	$(16.0)	$28.6	$(0.6)
On March 8, 2021, the Company acquired Topgolf through a non-taxable stock acquisition in a share exchange. The purchase price of Topgolf at acquisition was $3,014.2 million. The Company recorded a deferred tax liability of $250.0 million related to the acquired intangibles, offset by $118.0 million of other acquired deferred tax assets, after consideration of acquired valuation allowances.
As described in Note 6, during the three months ended March 31, 2022, the Company finalized its fair value determination of the acquired assets and assumed liabilities and completed its assessment of the purchase price allocation. Due to finalized valuations of acquired assets and liabilities, the Company recorded an additional goodwill adjustment of $12.2 million, a decrease in valuation allowances accrued of $2.8 million, and a discrete income tax benefit of $15.0 million during the three months ended March 31, 2022.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in millions):

	December 31,
	2022	2021
Deferred tax assets:
Operating loss carryforwards	$135.9	$149.9
Tax credit carryforwards	57.3	64.3
ASC Topic 842 lease liability	441.6	396.4
Deemed landlord financing	167.5	115.1
Other	90.3	72.7
Total deferred tax assets	892.6	798.4
Valuation allowance for deferred tax assets	(100.2)	(120.5)
Deferred tax assets, net of valuation allowance	792.4	677.9

Deferred tax liabilities:
Basis difference related to fixed assets	(146.6)	(105.5)
Basis difference related to intangible assets with an indefinite life	(332.4)	(331.2)
ASC Topic 842 ROU assets	(414.7)	(375.7)
Other	(0.1)	(7.9)
Total deferred tax liabilities	(893.8)	(820.3)
Net deferred tax assets (liabilities) are shown on the accompanying consolidated balance sheets as follows:
Non-current deferred tax assets	16.1	21.2
Non-current deferred tax liabilities	(117.5)	(163.6)
Net deferred tax (liabilities)/ assets	$(101.4)	$(142.4)
The net change in net deferred taxes in 2022 of $41.0 million is primarily comprised the release of valuation allowances on the Company’s U.S. deferred tax assets.
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

The Company has evaluated all available positive and negative evidence and as a result of the Topgolf merger and the fact that Topgolf’s losses exceed the Company’s income in recent years, the Company has determined that it is not more likely than not that a portion of its U.S. deferred tax assets will be realized. The valuation allowance on the Company’s U.S. deferred tax assets as of December 31, 2022 and 2021 relate primarily to federal and state deferred tax assets for tax attributes that the Company estimates are not more likely than not to be utilized prior to expiration. However, given the Company’s more recent earnings history, management believes that it is possible that within the next 12 months sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets with a potential corresponding decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release would be predicated on continued profitability of the Company combined with the continued profitability management believes the Company can maintain. With respect to non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of the Company’s deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established.
As of December 31, 2022, the Company had federal and state income tax credit carryforwards of $46.6 million and $29.0 million, respectively, which will expire if unused at various dates beginning on December 31, 2026. Such carryforwards expire as follows (in millions):

U.S. foreign tax credit	$2.0	2027-2032
U.S. research tax credit	$8.4	2026-2042
U.S. business tax credits	$36.2	2035-2042
State investment tax credits	$2.3	Do not expire
State research tax credits - definite lived	$1.4	2031-2034
State research tax credits - indefinite lived	$25.3	Do not expire
As of December 31, 2022, the Company had federal and state net operating loss (“NOLs”) and interest expense carryforwards of $544.1 million and $17.3 million, respectively. Such carryforwards expire as follows (in millions):

U.S. loss carryforwards - definite lived	$96.8	2028-2037
U.S. interest expense carryforwards - indefinite lived	$17.3	Do not expire
U.S. loss carryforwards - indefinite lived	$215.9	Do not expire
State loss carryforwards	$231.4	2023-2040
The Company’s ability to utilize the NOLs and credits to offset future taxable income may be deferred or limited significantly if the Company were to experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The Company determined that an ownership change has occurred for purposes of Section 382 on the date of the Topgolf merger. Topgolf experienced an ownership change in November 2021. As such, all of the Company’s federal NOLs and credits are limited to an annual Section 382 limitation on the utilization of its tax attributes. This change is not expected to have any material effect on the Company’s results of operations or statements of financial position. In addition, Topgolf’s NOLs are presently expected to be subject to “separate return limitation year” limitations. Separate return limitation year NOLs can only be used in years that both the consolidated group and the entity that created such NOLs have taxable income, which may limit our ability to utilize Topgolf’s NOLs in the future. Therefore, the Company’s ability to utilize Topgolf tax attributes to offset future taxable income may be deferred or limited significantly.

A reconciliation of the effective tax rate on income or loss and the statutory tax rate is as follows:

	Years Ended December 31,
	2022	2021	2020
Statutory U.S. tax rate	21.0%	21.0%	21.0%
State income taxes, net of U.S. tax benefit	7.1%	2.1%	(4.1)%
Foreign income taxed at other than U.S. statutory rate	(8.9)%	(3.3)%	7.0%
Federal tax credits	(8.7)%	(2.0)%	2.8%
Goodwill impairment	—%	—%	(24.5)%
Revaluation of Company stock attributable to Topgolf merger	—%	(15.1)%	—%
Other non-deductible expenses	1.0%	0.7%	(1.7)%
Non-deductible compensation	4.5%	1.4%	(0.7)%
U.S. Foreign tax inclusion	1.0%	0.5%	(0.4)%
Foreign derived intangible income deduction	(3.0)%	(2.1)%	1.1%
Stock compensation excess tax benefits	—%	(1.6)%	1.4%
Impact of uncertain tax positions	(0.8)%	(2.2)%	(1.6)%
Change in deferred tax valuation allowance	(23.0)%	7.8%	(0.7)%
Other	(1.5)%	1.0%	0.8%
Effective tax rate	(11.3)%	8.2%	0.4%
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2022	2021	2020
Balance at January 1	$26.6	$28.3	$26.0
Additions based on tax positions related to the current year	1.7	1.7	3.1
Additions for tax positions of prior years	1.2	0.5	0.5
Reductions for tax positions of prior years	(1.5)	(0.9)	(0.2)
Settlement of tax audits	—	(2.7)	—
Current year acquisitions	—	6.7	—
Reductions due to lapsed statute of limitations	(1.8)	(7.0)	(1.1)
Balance at December 31	$26.2	$26.6	$28.3
As of December 31, 2022, the gross liability for income taxes associated with uncertain tax benefits was $26.2 million. This liability could be reduced by $5.3 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, which was recorded as a long-term income tax receivable, as well as $10.3 million of deferred taxes. The net amount of $10.6 million, if recognized, would affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.
The Company does not expect changes to the unrecognized tax benefits in the next 12 months to have a material impact on its results of operations or its financial position.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company recognized a tax benefit of $0.3 million, $0.6 million, and $0.4 million, for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated balance sheets was $2.9 million and $3.2 million, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Major Tax Jurisdiction	Years No Longer Subject to Audit
U.S. Federal	2010 and prior
California (U.S.)	2008 and prior
Germany	2013 and prior
Japan	2016 and prior
South Korea	2016 and prior
United Kingdom	2018 and prior
As of December 31, 2022, the Company had $180.5 million of undistributed foreign earnings and profits. Pursuant to the Tax Act, the Company’s undistributed foreign earnings and profits were deemed repatriated as of December 31, 2017 and subsequent foreign profits are not expected to be subject to U.S. income tax upon repatriation. The Company has not provided deferred tax liabilities for foreign withholding taxes and certain state income taxes on the undistributed earnings and profits from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States and expects the net impact of any future repatriations of permanently invested earnings on the Company’s overall tax liability to be insignificant. For jurisdictions in which the Company is not permanently reinvested, the Company has estimated and accrued $1.8 million for the net impact on the Company’s overall tax liability.
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
The Company regularly assesses such matters to determine the degree of probability that the Company will incur a material loss as a result of such matters, as well as the range of possible loss. An estimated loss contingency is accrued in the Company’s financial statements if it is probable the Company will incur a loss and the amount of the loss can be reasonably estimated. Historically, the claims, proceedings, and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position. However, it is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. Consequently, management is unable to estimate the ultimate aggregate amount of monetary loss, amounts covered by insurance, or the financial impact that will result from such matters. In addition, the Company cannot assure that it will be able to successfully defend itself in those matters, or that any amounts accrued in relation to a potential loss are sufficient.
Unconditional Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, and intellectual property licensing agreements pursuant to which the Company is required to pay royalty fees. The amounts listed below approximate the minimum purchase obligations the Company is obligated to pay under these agreements. The actual amounts paid under some of the agreements may be higher or lower than these amounts due to the variable nature of these obligations.

As of December 31, 2022, the minimum obligation that the Company is required to pay under these agreements over the next five years as follows (in millions):

2023	$47.2
2024	17.5
2025	9.0
2026	8.4
2027	1.8
$83.9
The Company’s minimum capital commitment related to lease agreements for Topgolf venues under construction, net of amount reimbursed by third-party real estate financing partners, of $48.0 million is not reflected in this total. These commitments are generally outstanding for periods less than a year. See Note 4 for further information.
Other Contingent Contractual Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to the Company or based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. The Company has also issued guarantees in the form of standby letters of credit of $11.6 million as of December 31, 2022.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments the Company could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to the Company’s financial position, results of operations or cash flows. In addition, the Company believes the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on the Company’s consolidated financial statements. The fair value of indemnities, commitments and guarantees that the Company issued during the year ended and as of December 31, 2022 was not material to the Company’s financial position, results of operations or cash flows.
Note 14. Capital Stock
Common Stock and Preferred Stock
As of December 31, 2022, the Company has authorized capital of 363.0 million shares, $0.01 par value per share, of which 360.0 million shares are designated common stock, and 3.0 million shares are designated preferred stock. Of the preferred stock, 0.2 million shares are designated Series A Junior Participating Preferred Stock and the remaining shares of preferred stock are undesignated as to series, rights, preferences, privileges or restrictions.
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

Treasury Stock and Stock Repurchases
In May 2022, the Company’s Board of Directors authorized a $100.0 million share repurchase program (the “2022 Repurchase Program”) under which the Company is authorized to repurchase shares of its common stock in the open market or in private transactions, subject to the Company’s assessment of market conditions and repurchase opportunities. The 2022 Repurchase Program does not require the Company to acquire a specific number of shares and will remain in effect until completed or until terminated by the Company’s Board of Directors. As of December 31, 2022, no repurchases have been made under the 2022 Repurchase Program.
During the first quarter of 2022, the Company completed a share repurchase program (the “2021 Repurchase Program”) in which the Company’s Board of Directors previously authorized the repurchase of up to $50.0 million of shares of the Company’s common stock in the open market or in private transactions. Under the program, the Company repurchased a total of 2.0 million shares of its common stock at a weighted average purchase price per share of $24.80.
Repurchases made under the Company’s repurchase programs are made in accordance with the terms and conditions of the Company’s ABL Facility and long-term debt, which limit the amount of stock that can be repurchased.
In addition to the aforementioned repurchase programs, the Company may repurchase shares in relation to the settlement of employee income tax withholding obligations related to the vesting and settlement of employee restricted stock unit awards and performance share unit awards. During the year ended 2022, the Company withheld 0.5 million shares of its common stock to satisfy the Company’s payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards, for a total cost of $10.9 million.
The Company’s repurchases of shares of its common stock are recorded at cost and result in a reduction of shareholders’ equity.
Note 15. Stock Plans and Share-Based Compensation
Equity Compensation Plans and Replacement Awards
As of December 31, 2022, the Company had three shareholder approved stock plans under which shares were available for equity-based awards; the 2004 Incentive Plan, the 2013 Non-Employee Directors Stock Incentive Plan (the “2013 Directors Plan”) and the Callaway Golf Company 2022 Incentive Plan (the “2022 Incentive Plan”). The Company also had one non-shareholder approved stock plan, the 2021 Employment Inducement Plan (the “2021 Inducement Plan”), which was adopted in connection with the Company’s merger with Topgolf on March 8, 2021. The 2021 Inducement Plan has substantially the same terms as the Company’s 2004 Incentive Plan, with the exception that awards can only be made to new employees in connection with their commencement of employment and incentive stock options cannot be granted under the 2021 Inducement Plan. Upon the effective date of the 2022 Incentive Plan, the Company ceased granting awards under the 2004 Incentive Plan, the 2013 Directors Plan and the 2021 Inducement Plan and, except for shares subject to awards under those plans on the effective date of the 2022 Incentive Plan, any shares remaining for future issuance under such Plans were canceled.
The 2004 Incentive Plan permitted the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance share units and other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees who provide services to the Company. All grants under the 2004 Incentive Plan were discretionary, although no participant may receive awards in any one year in excess of 2.0 million shares. No new awards may be granted under the 2004 Incentive Plan.
The 2013 Directors Plan permitted the granting of stock options, restricted stock awards and restricted stock units to eligible directors serving on the Company’s Board of Directors. Directors generally received a one-time grant upon their initial appointment to the Company’s Board of Directors and an annual grant thereafter upon being re-elected at each annual meeting of shareholders, not to exceed 50 thousand shares within any calendar year. No new awards may be granted under the 2013 Directors Plan.
The 2021 Inducement Plan was adopted in connection with the Company’s merger with Topgolf on March 8, 2021. The plan permitted the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance share units and other equity-based awards to the Company’s officers, employees, consultants and certain other non-employees who provide services to the Company. No new awards may be granted under the 2021 Inducement Plan.

The 2022 Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance share units and other equity-based awards to the Company’s officers, employees, consultants, eligible directors serving on the Company’s Board of Directors and certain other non-employees who provide services to the Company. All grants under the 2022 Incentive Plan are discretionary. Directors may receive a one-time grant upon their initial appointment to the Company’s Board of Directors and may receive an annual grant thereafter upon being re-elected at each annual meeting of shareholders. The maximum number of shares issuable over the term of the 2022 Incentive Plan is 16.0 million shares, plus any shares underlying awards made under the 2004 Incentive Plan to the extent such awards lapse, expire, terminate or are canceled.
In connection with the merger with Topgolf which was completed on March 8, 2021, the Company converted stock options previously held by former equity holders of Topgolf immediately prior to the merger into 3.2 million options to purchase shares of the Company’s common stock, and certain outstanding restricted stock awards of Topgolf into 0.2 million shares of the Company’s common stock (collectively, the “replacement awards”). The Company also assumed two equity compensation plans and a stock option agreement between Topgolf and a third party (collectively, the “Topgolf Equity Compensation Plans and Option Agreement”) in connection with the merger. The total purchase consideration transferred in the merger by the Company included $33.1 million in consideration related to the replacement awards issued in connection with the merger, which represents the fair value of the vested portion of the replacement awards. No additional awards may be granted by the Company under the assumed Topgolf Equity Compensation Plans and Option Agreement.
The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans as of December 31, 2022 (in millions):

	Authorized	Available(1)	Outstanding(2)
2004 Incentive Plan	33.0	—	2.9
2013 Directors Plan	1.0	—	—
2021 Inducement Plan	1.3	—	0.5
2022 Incentive Plan	16.0	16.1	0.1
Topgolf Equity Compensation Plans and Option Agreement	3.4	—	1.9
Total	54.7	16.1	5.4

(1) Includes shares subject to a full award value under the 2022 Incentive Plan’s fungible share ratio.
(2) Excludes 0.1 million of issued restricted stock awards which are not outstanding.
Stock Options
There were no stock options granted in 2022 or 2020. In 2021 the Company granted 3.2 million stock options related to the replacement awards that were issued in connection with the Company’s merger with Topgolf on March 8, 2021, which had a weighted average grant-date fair value of $25.93 per share and a total acquisition date fair value of $5.3 million. As of December 31, 2022, 1.9 million of these stock options were outstanding, of which 1.7 million were fully vested. During the years ended December 31, 2022 and 2021, the Company recognized $1.4 million and $2.6 million in compensation expense related to its stock option grants, respectively. The Company did not recognize any compensation expense related to stock option grants during the year ended December 31, 2020.

The following table summarizes the Company’s stock option activities for the year ended December 31, 2022 (in millions, except per share amounts and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	2.0	$26.60
Granted	—	$—
Exercised	(0.1)	$11.87
Forfeited	—	$—
Expired	—	$—
Outstanding at December 31, 2022	1.9	$26.97	3.72	$1.9
Vested and expected to vest in the future at December 31, 2022	1.9	$26.96	3.72	$1.9
Exercisable at December 31, 2022	1.7	$26.30	3.44	$1.9
The following table summarizes information related to outstanding stock options as of December 31, 2022 (in millions, except option price and remaining life amounts):

		Weighted Average
Range of Option Prices	Options Outstanding	Remaining Life (Years)	Exercise Price
$6.52 to $35.14	1.9	3.72	$26.97
As of December 31, 2022, there was $0.5 million of unamortized compensation expense related to stock options granted to employees under the Company’s share-based payment plans.
The total intrinsic value for options exercised during the years ended December 31, 2022, 2021 and 2020 was $0.6 million, $26.3 million and $0.6 million, respectively. Cash received from the exercise of stock options for the years ended December 31, 2022, 2021 and 2020 was $0.7 million, $22.3 million and $0.2 million, respectively.
The fair value of the stock options granted in connection with the merger was based on the Black-Scholes option-pricing model. The model uses various assumptions including an expected term, stock price volatility, risk-free interest rate, and dividend yield. Assumptions related to the expected term and stock price volatility were based on historical exercise patterns and historical fluctuations in volatility relative to the Company’s stock price, respectively. Assumptions related to the risk-free interest rate and dividend yield were based on the yield-curve of a zero-coupon U.S. treasury bond on the date the grants were made with a maturity equal to the expected term of the grant, and an assumed dividend yield based on the Company’s expectation to not pay dividends for the foreseeable future, respectively. The table below summarizes the range and the weighted averages of the fair value assumptions used in the Black-Scholes valuation as of March 8, 2021.

Assumptions:	Range	Weighted Averages
Expected term (in years)	0.3 - 7.1	3.7
Volatility	43.0% - 85.4%	55.1%
Risk-free interest rate	0.1% -1.3%	0.6%
Dividend yield	—	—

Restricted Stock Units and Restricted Stock Awards
The following table represents activity for restricted stock units for the year ended December 31, 2022 (in millions, except fair value amounts):

Restricted Stock Units	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2022	1.6	$25.79
Granted	0.6	$22.81
Vested	(0.7)	$23.97
Forfeited	(0.1)	$23.40
Expired	—	—
Unvested at December 31, 2022	1.4	$25.47

For the years ended December 31, 2022, 2021 and 2020, the weighted average grant-date fair value per share of restricted stock units granted was $22.81, $29.60 and $17.84, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2022, 2021 and 2020 was $17.2 million, $6.5 million and $6.0 million, respectively.
During the years ended December 31, 2022, 2021 and 2020, the Company recognized $17.6 million, $14.0 million and $6.4 million of compensation expense related to restricted stock units, respectively.
The following table represents activity related to restricted stock awards granted as part of the replacement awards for the year ended December 31, 2022 (in millions, except fair value amounts):

Restricted Stock Awards	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2022	0.2	$29.52
Granted	—	—
Vested	(0.1)	$29.52
Forfeited	—	—
Expired	—	—
Unvested at December 31, 2022	0.1	$29.52
There were no restricted stock awards granted during the years ended December 31, 2022 and 2020. The weighted average grant-date fair value of the restricted stock awards granted as part of the replacement awards was $28.74, with an acquisition date fair value of $4.8 million. During the years ended December 31, 2022 and 2021, the Company recognized $1.3 million and $2.4 million of compensation expense related to the restricted stock awards granted as part of the replacement awards, respectively. The Company did not recognize any compensation expense related to restricted stock awards during the year ended December 31, 2020. The total fair value of the restricted stock awards granted as part of the replacement awards that vested during the year ended December 31, 2022 was $2.1 million.
As of December 31, 2022, there was $20.9 million of total unamortized compensation expense related to unvested restricted stock units and restricted stock awards granted to employees under the Company’s share-based payment plans, which includes $0.6 million of unrecognized compensation expense related restricted awards granted as part of the replacement awards. The unamortized compensation expense related to restricted stock units and restricted stock awards is expected to be recognized over a weighted-average period of 1.5 years and 0.7 years, respectively.
Performance Based Awards
During the years ended December 31, 2022, 2021 and 2020, the Company granted 0.5 million shares, 1.4 million shares and 0.3 million shares, respectively of PRSU awards which had various underlying performance metrics, including APTI, EBITDA, and rTSR, at a weighted average grant-date fair value per share of $34.68, $30.35 and $19.66, respectively.

PRSUs granted by the Company cliff-vest after three years, except for certain one-time grants to the Company’s Chief Executive Officer and Chief Financial Officer in connection with the Topgolf merger, of which 50% will vest three years after the grant date and the remaining 50% will vest four years after the grant date.
The number of shares that may ultimately be issued upon vesting of PRSU awards is based on the achievement of the respective metrics for each award, which may range from 0% to 200%. As of December 31, 2022, all performance-based restricted stock units were within the probable range of achievement.
The following table represents the activity for performance based awards during the year ended December 31, 2022 (in millions, except fair value amounts):

Performance Share Units	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2022	2.0	$27.00
Granted	0.5	$34.68
Target Award Adjustment(1)	0.1	$16.60
Vested	(0.4)	$16.28
Forfeited	(0.1)	$28.42
Unvested at December 31, 2022	2.1	$30.24

(1) Represents incremental shares earned by participants at a performance achievement in excess of 100% for awards previously granted.
The total fair value of all performance based awards vested during the years ended December 31, 2022, 2021 and 2020 was $6.9 million, $8.2 million and $7.2 million, respectively.
During the years ended December 31, 2022, 2021 and 2020, the Company recognized $26.7 million, $19.7 million and $4.5 million of compensation expense related to performance based awards, respectively. At December 31, 2022, the combined unamortized compensation expense related to all performance-based awards was $35.3 million, which is expected to be recognized over a weighted-average period of 1.42 years.
Share-Based Compensation Expense
The table below summarizes amounts recognized for share-based compensation related to grants of RSUs, PRSUs and stock options in the Company’s consolidated statement of operations for the periods presented (in millions):

	Years Ended December 31,
	2022	2021	2020
Cost of products	$1.6	$1.2	$0.8
Selling, general and administrative expenses	44.0	36.5	9.3
Research and development expenses	1.1	1.0	0.8
Other venue expenses	0.3	—	—
Total cost of share-based compensation included in income, before income tax	47.0	38.7	10.9
Income tax benefit	11.3	8.9	2.5
Total cost of employee share-based compensation, after tax	$35.7	$29.8	$8.4
Note 16. Employee Benefit Plans
The Company has two voluntary deferred compensation plans under Section 401(k) of the Internal Revenue Code (the “Callaway Golf 401(k) Plan” and the “Topgolf 401(k) Plan”) for employees who satisfy the age and service requirements under each respective plan.

Callaway Golf 401(k) Plan
Under the Callaway Golf 401(k) Plan, each participant may elect to contribute up to 75% of annual compensation, up to the maximum allowable limit permitted by the IRS. Under the plan, the Company contributes annually an amount equal to 50% of the participant’s contributions, up to 6% of the participant’s eligible annual compensation, for a maximum employer matching contribution of 3%. The portion of the participant’s account attributable to elective deferral contributions and rollover contributions made by the participant are 100% vested upon contribution and are not able to be forfeited. Employer contributions vest at a rate of 50% per year, and are fully vested after two years of service. Beginning April 13, 2020, in light of the business and financial uncertainties created by the COVID-19 pandemic, the Company suspended its portion of the employer matching contribution, except for employees who are unionized and are covered under a collective bargaining agreement. The matching contribution was reinstated on January 1, 2021. During the years ended December 31, 2022, 2021 and 2020, Company matching contributions under the plan were $4.1 million, $3.3 million and $1.1 million, respectively.
Topgolf 401(k) Plan
Under the Topgolf 401(k) Plan, employees of Topgolf may elect to contribute up to 80% of annual compensation, up to the maximum allowable limit permitted by the IRS. Under the plan, the Company contributes annually an amount equal to 50% of the participant’s contribution, up to 6% of the employees eligible compensation, for a maximum employer matching contribution of 3%. The portion of the participant’s account attributable to elective deferral contributions and rollover contributions made by the participant are 100% vested upon contribution and are not able to be forfeited. Employer contributions vest at a rate of 25% per year, and are fully vested after four years of service.
In January 2022, the Company amended the Topgolf 401(k) Plan (as amended, the “2022 Topgolf 401(k) Plan”). Under the 2022 Topgolf 401(k) Plan, the Company contributes annually an amount equal to 100% of the participant’s first 3% of contributions, and an amount equal to 50% of the participant’s contributions between 3% and 5% of eligible compensation, for a maximum contribution of 4%. The portion of the participant’s account attributable to elective deferral contributions and rollover contributions made by the participant are 100% vested and are not able to be forfeited. Employer contributions under the plan are immediately 100% vested upon contribution and are not able to be forfeited. During the years ended December 31, 2022 and 2021, Company matching contributions under the plan were $7.2 million and $2.7 million, respectively.
Note 17. Fair Value of Financial Instruments
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
The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses, revolving credit facilities, and other current liabilities approximate fair value due to their short-term nature, and are therefore categorized within Level 1 of the fair value hierarchy.
Hedging instruments are re-measured on a recurring basis using broker quotes, daily market foreign currency rates, and interest rate curves as applicable (see Note 18) and are therefore categorized within Level 2 of the fair value hierarchy.

The following table summarizes the valuation of the Company’s foreign currency forward contracts and interest rate hedge agreements (see Note 18) that are measured at fair value on a recurring basis, and are classified within Level 2 of the fair value hierarchy as of December 31, 2022 and December 31, 2021 (in millions):

	Fair Value	Level 2
December 31, 2022
Foreign currency forward contracts—asset position	$0.2	$0.2
Foreign currency forward contracts—liability position	(5.4)	(5.4)
Interest rate hedge agreements—asset position	7.2	7.2
Interest rate hedge agreements—liability position	—	—
	$2.0	$2.0
December 31, 2021
Foreign currency forward contracts—asset position	$0.3	$0.3
Foreign currency forward contracts—liability position	(0.2)	(0.2)
Interest rate hedge agreements—liability position	(8.7)	(8.7)
	$(8.6)	$(8.6)
There were no transfers of financial instruments between the levels of the fair value hierarchy during the years ended December 31, 2022 and 2021.
Disclosures about the Fair Value of Financial Instruments
Fair value of information was derived using Level 2 inputs of the fair value hierarchy and included quoted prices for similar instruments in active markets, quantitative pricing models, observable market borrowing rates, as well as other observable inputs and applicable valuation techniques. The table below presents information about the fair value of the Company’s financial liabilities, and is provided for comparative purposes only relative to the carrying values of the Company’s financial instruments recognized in the consolidated balance sheets as of December 31, 2022 and consolidated balance sheets as of December 31, 2021 (in millions):

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Asset-Based Revolving Credit Facility	$181.1	$181.1	$9.1	$9.1
2022 Japan ABL Facility	$38.2	$38.2	$—	$—
Japan Term Loan	$—	$—	$13.0	$12.2
Term Loan	$432.0	$431.1	$436.8	$437.5
Topgolf Term Loan	$336.9	$337.1	$340.4	$346.1
Topgolf Revolving Credit Facility	$110.0	$110.0	$—	$—
Convertible Notes	$258.3	$337.7	$258.8	$444.4
Equipment Notes	$27.8	$23.6	$31.1	$30.2
Mortgage Loans	$45.9	$55.3	$46.4	$52.3
Non-recurring Fair Value Measurements
The Company measures certain assets at fair value on a non-recurring basis at least annually or more frequently if impairment indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments that are written down to fair value when they are held for sale or determined to be impaired. During the year ended December 31, 2022, the Company recognized total impairment losses of $5.5 million, of which $4.8 million was related to the impairment of property, plant and equipment at an underperforming premerger Topgolf concept location. The fair value was determined using the cost approach for similar assets, considering the highest and best use of these assets. The impairment was included in other venue expenses in the Company’s consolidated statements of operations during the year ended December 31, 2022, and was categorized within Level 3 of the fair value hierarchy. The Company did not recognize any impairments during the year ended December 31, 2021.

In the second quarter of 2020, the Company considered the macroeconomic conditions related to the COVID-19 pandemic and its potential impact to sales and operating income, and determined that there were indicators of impairment and proceeded with a quantitative assessment of goodwill for all reporting units. As a result of the assessment, the Company determined that the fair value of one of its reporting units was less than its carrying value, and therefore recognized a goodwill impairment loss of $148.4 million during 2020. In addition, the Company recognized an impairment loss of $25.9 million on one of its trade names (See Note 9). The goodwill and trade name impairments were categorized within Level 3 of the fair value hierarchy.

Note 18. Derivatives and Hedging
During its normal course of business, the Company and its subsidiaries are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates. The Company uses designated cash flow hedges and non-designated hedges in the form of foreign currency forward contracts as part of its strategy to manage the exposure to fluctuations in foreign currency exchange rates and to mitigate the impact of foreign currency translation on transactions that are denominated primarily in Japanese Yen, British Pounds, Euros, Canadian Dollars, Australian Dollars and Korean Won. The Company also uses interest rate swap contracts to mitigate the impact of variable interest rates on its long-term debt.
Foreign currency forward contracts and interest rate swap contracts are used only to meet the Company’s objectives of minimizing variability in its operating results arising from foreign exchange rate movements and changes in interest rates. The Company does not enter into foreign currency forward contracts and interest rate swap contracts for speculative purposes. The Company utilizes counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into and closely monitors the credit ratings of these counterparties.
The following table summarizes the fair value of the Company’s derivative instruments as well as the location of the asset and/or liability on the consolidated balance sheets as of December 31, 2022 and December 31, 2021 (in millions):

		Fair Value of Asset Derivatives
		December 31,
	Balance Sheet Location	2022	2021
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$0.1	$0.1
Interest rate swap contracts	Other current assets	4.4	—
Interest rate swap contracts	Other assets, net	2.8	—
Total		$7.3	$0.1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	0.1	0.2
Total asset position		$7.4	$0.3

		Fair Value of Liability Derivatives
		December 31,
	Balance Sheet Location	2022	2021
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$2.6	$—
Interest rate swap contracts	Accounts payable and accrued expenses	—	4.1
Interest rate swap contracts	Other long-term liabilities	—	4.6
		2.6	8.7
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	2.8	0.2
Total liability position		$5.4	$8.9

The Company’s derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although the Company has the legal right of offset under the master netting agreements, the Company has elected not to present these contracts on a net settlement amount basis, and therefore presents these contracts on a gross basis on the accompanying consolidated balance sheets as of December 31, 2022 and 2021.
Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate the Company’s foreign currency exposure from intercompany sales of inventory and intercompany expense reimbursements to its foreign subsidiaries. These contracts generally mature within 12 months to 15 months from inception. As of December 31, 2022 and December 31, 2021, the notional amounts of the Company’s foreign currency forward contracts designated as cash flow hedging instruments were approximately $100.0 million and $3.3 million, respectively.
During the year ended December 31, 2022, the Company recorded net gains of $2.0 million in accumulated other comprehensive loss related to foreign currency forward contracts, and released net gains of $4.8 million in cost of products for the underlying sales that were recognized. Additionally, for the year ended December 31, 2022, net gains related to the amortization of forward points of $0.4 million were released from other comprehensive income and recognized in cost of products. Based on the current valuation, the Company expects to reclassify net losses of $2.4 million related to foreign currency forward contracts from accumulated other comprehensive income into earnings during the next 12 months.
For the years ended December 31, 2021 and 2020, the Company recognized net gains of $2.4 million and $0.8 million, respectively, in cost of goods sold related to foreign currency forward contracts.
Interest Rate Swap Contract and Cross-Currency Debt Swap
The Company uses an interest rate swap in order to mitigate the risk of changes in interest rates associated with the Company’s variable-rate Term Loan (see Note 7). Over the life of the Term Loan, the Company will receive variable interest payments from the counterparty lenders in exchange for fixed interest rate payments made by the Company at 2.54% on the Term Loan, without exchange of the underlying notional amount. As of December 31, 2022 and 2021, notional amounts outstanding under the interest rate hedge contract were $192.3 million and $194.3 million, respectively. During 2020, the Company unwound a cross-currency debt swap related to a euro-denominated intercompany loan and discontinued the hedge as forecasted transaction in connection with this loan was no longer probable of occurring. As a result, the Company released net gains of $11.1 million from accumulated other comprehensive income into other income (expense).
During the years ended December 31, 2022, 2021, and 2020, the Company recorded net gains in accumulated other comprehensive income of $14.2 million and $4.4 million, and a net loss of $12.9 million, respectively, related to the remeasurement of the interest rate swap contract. Of these amounts, net losses of $1.6 million, $4.8 million, and $3.9 million were released from accumulated other comprehensive loss and recognized in interest expense during the years ended December 31, 2022, 2021 and 2020, respectively. Based on the current valuation as of December 31, 2022, the Company expects to reclassify a net gain of $4.4 million related to the interest rate swap contract from accumulated other comprehensive loss into earnings during the next 12 months.
During the year ended December 31, 2020, the Company recorded a net remeasurement gain of $15.1 million in accumulated other comprehensive loss in connection with the cross-currency debt swap, and released net gains of $18.5 million from accumulated other comprehensive loss into earnings as follows:
•$11.1 million related to the discontinuation of the cross-currency swap contract recognized in other income;
•$5.7 million related to foreign currency recognized in other income; and
•$1.7 million recognized in interest expense.

The following tables summarize the net effect of all cash flow hedges on the consolidated financial statements for the years ended December 31, 2022, 2021, and 2020 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2022	2021	2020
Foreign currency forward contracts	$2.0	$2.4	$0.8
Cross-currency debt swap contracts	—	—	15.1
Interest rate swap agreements	14.2	4.4	(12.9)
	$16.2	$6.8	$3.0

	Gain (Loss) Reclassified from Other Comprehensive Income into Earnings
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2022	2021	2020
Foreign currency forward contracts	$4.8	$1.7	$1.1
Cross-currency debt swap contracts	—	—	18.5
Interest rate swap agreements	(1.6)	(4.8)	(3.9)
	$3.2	$(3.1)	$15.7

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
The Company uses foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate the exposure to fluctuations in foreign currency exchange rates due to the remeasurement of certain balance sheet payables and receivables denominated in foreign currencies, as well as gains and losses resulting from the translation of the operating results of the Company’s international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from inception. As of December 31, 2022, 2021 and 2020, the notional amounts of the Company’s foreign currency forward contracts used to mitigate the exposures discussed above were approximately $162.9 million, $67.8 million, and $81.6 million, respectively. The Company estimates the fair values of foreign currency forward contracts based on pricing models using current market rates, and records all derivatives on its consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statements of operations. Foreign currency forward contracts are classified under Level 2 of the fair value hierarchy (see Note 17).
The following table summarizes the location of net gains and losses in the consolidated statements of operations that were recognized during the years ended December 31, 2022, 2021 and 2020, in addition to the derivative contract type (in millions):

		Amount of Net Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments	Location of Net Gain Recognized in Income on Derivative Instruments	Years Ended December 31,
		2022	2021	2020
Foreign currency forward contracts	Other income, net	$44.5	$14.4	$2.2
During the years ended December 31, 2022, 2021 and 2020, the Company recognized net foreign currency transactional losses of $18.3 million and $6.4 million, and a net foreign currency transactional gain of $9.0 million, respectively, in its consolidated statements of operations.

Note 19. Accumulated Other Comprehensive Income (Loss)
The following table details the amounts reclassified from accumulated other comprehensive income (loss) and foreign currency translation adjustments for the years ended December 31, 2022, 2021 and 2020 (in millions):

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, January 1, 2020, after tax	$(4.2)	$(18.2)	$(22.4)
Change in derivative instruments	3.0	—	3.0
Net losses reclassified to cost of goods sold	(1.0)	—	(1.0)
Net gains reclassified to other income (expense)	(16.8)		(16.8)
Net losses reclassified to interest expense	2.1		2.1
Income tax benefit on derivative instruments	2.9	—	2.9
Foreign currency translation adjustments	—	25.7	25.7
Accumulated other comprehensive loss, December 31, 2020, after tax	(14.0)	7.5	(6.5)
Change in derivative instruments	6.9	—	6.9
Net gains reclassified to cost of goods sold	(1.7)	—	(1.7)
Net losses reclassified to interest expense	4.8	—	4.8
Income tax provision on derivative instruments	(1.6)	—	(1.6)
Foreign currency translation adjustments	—	(29.2)	(29.2)
Accumulated other comprehensive loss, December 31, 2021, after tax	(5.6)	(21.7)	(27.3)
Change in derivative instruments	16.2	—	16.2
Net gains reclassified to cost of goods sold	(4.8)	—	(4.8)
Net losses reclassified to interest expense	1.6	—	1.6
Income tax provision on derivative instruments	(2.5)	—	(2.5)
Foreign currency translation adjustments	—	(44.7)	(44.7)
Accumulated other comprehensive loss, December 31, 2022, after tax	$4.9	$(66.4)	$(61.5)
Note 20. Segment Information
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
There were no significant intersegment transactions during the years ended December 31, 2022, 2021, or 2020.

The following table contains information utilized by management to evaluate its operating segments for the periods presented below (in millions):

	Years Ended December 31,
	2022	2021	2020
Net revenues:
Topgolf(1)	$1,549.0	$1,087.6	$—
Golf Equipment	1,406.6	1,229.2	982.7
Active Lifestyle	1,040.1	816.6	606.8
Total net revenues	$3,995.7	$3,133.4	$1,589.5

Income (loss) before income taxes:
Topgolf(1)	$76.8	$58.2	$—
Golf Equipment	251.4	203.9	148.6
Active Lifestyle	77.4	68.5	0.7
Total segment operating income	405.6	330.6	149.3
Reconciling Items(2)	(148.8)	(125.9)	(254.8)
Total operating income (loss)	256.8	204.7	(105.5)
Gain on Topgolf investment(3)	—	252.5	—
Interest expense, net	(142.8)	(115.6)	(46.9)
Other income, net	27.9	9.0	24.9
Total income (loss) before income taxes	$141.9	$350.6	$(127.5)

	December 31,
	2022	2021
Identifiable assets:
Topgolf(1)	$5,302.0	$4,910.0
Golf Equipment	1,340.0	1,107.6
Active Lifestyle	1,034.0	840.5
Reconciling items(2)	914.4	889.7
Total identifiable assets	$8,590.4	$7,747.8

Additions to long-lived assets:
Topgolf(1)	$490.4	$286.8
Golf Equipment	13.8	30.7
Active Lifestyle	22.4	21.0
Total additions to long-lived assets	$526.6	$338.5

Depreciation and amortization:
Topgolf(1)	$143.8	$114.6
Golf Equipment	20.7	14.1
Active Lifestyle	28.3	27.1
Total depreciation and amortization	$192.8	$155.8

(1) On March 8, 2021, the Company completed the merger with Topgolf and has included the results of operations, identifiable assets, additions to long-lived assets, and depreciation and amortization of Topgolf in its consolidated statements of operations and statements of financial position from that date forward.

(2) Reconciling items include corporate general and administrative expenses not utilized by management in determining segment profitability as well as the amortization and depreciation of acquired intangible assets and purchase accounting adjustments. The amount for 2022 also includes costs associated with the one-time implementation of new ERP systems installed at acquired companies, legal and credit agency fees related to a postponed debt refinancing, and impairment losses related to an underperforming premerger Topgolf concept location in addition to the suspension of business operations in Russia. The amount for 2021 also includes transaction, transition and other non-recurring costs associated with the merger with Topgolf and costs associated with the implementation of new IT systems for Jack Wolfskin.

(3) The gain on Topgolf investment is related to the fair value step-up on the Company’s investment in Topgolf (see Note 6).

The Company markets its products in the United States and internationally, with its principal international markets being Asia and Europe. The tables below contain information about the geographical areas in which the Company operates. Net revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	2022	2021	2020
	(in millions)
Net Revenues:
United States	$2,798.0	$2,067.1	$778.6
Europe	537.4	499.5	373.0
Asia	545.4	465.5	212.1
Rest of World	114.9	101.3	225.8
Total Net Revenues	$3,995.7	$3,133.4	$1,589.5

Long-Lived Assets(1)
United States	$1,729.0	$1,383.6	$116.5
Europe	58.8	48.9	17.1
Asia	18.8	7.2	6.0
Rest of World	3.0	11.7	6.9
Total Long-Lived Assets	$1,809.6	$1,451.4	$146.5

(1) In 2021, the Company re-evaluated its definition of long-lived assets to include property, plant and equipment. As a result, the information presented for 2020 was recast to conform with the current year presentation.