Form 10-Q
period 2023-03-31
Topgolf Callaway Brands Corp.
filed 2023-05-10
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2023, the number of shares outstanding of the Registrant’s common stock was 185,602,572.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “may,” “should,” “will,” “could,” “would,” “anticipate,” “plan,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results, performance, prospects or growth and scale opportunities including, but not limited to, statements relating to future industry and market conditions, the impact of the COVID-19 pandemic on our business, results of operations and financial condition and the impact of any measures taken to mitigate the effect thereof, strength and demand of our products and services, continued brand momentum, demand for golf and outdoor activities and apparel, continued investments in the business, increases in shareholder value, consumer trends and behavior, future industry and market conditions, Topgolf International, Inc. (“Topgolf”) venue/bay expansion plans, the strength of our brands, product lines and e-commerce business, geographic diversity, market recovery, availability of capital under our credit facilities, the capital markets or other sources, our conservation and cost reduction efforts, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the impacts of inflation and changes in foreign exchange rates, future prospects of our business, including TravisMathew, LLC (“TravisMathew”), OGIO International, Inc. (“OGIO”), JW Stargazer Holding GmbH (“Jack Wolfskin”) and Topgolf. These statements are based upon current information and our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:
•certain risks and uncertainties, including changes in capital markets or economic conditions, particularly the uncertainty related to inflation, decreases in consumer demand and spending and any severe or prolonged economic downturn;
•the impact of the COVID-19 pandemic and its related variants and other potential future outbreaks of infectious diseases or other health concerns, and measures taken to limit their impact, which could adversely affect our business, employees, suppliers, consumer demand and supply chain, and the global economy;
•costs, expenses or difficulties related to the merger with Topgolf, including the integration of the Topgolf business, or the failure to realize the expected benefits and synergies of the transaction in the expected timeframes or at all;
•the potential impact of the Topgolf merger on relationships with our and/or Topgolf’s employees, customers, suppliers and other business partners;
•consumer acceptance of and demand for our products and services;
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
•future changes in foreign currency exchange rates and the degree of effectiveness of our hedging programs;
•our ability to manage international business risks;
•our ability to recognize operational synergies and scale opportunities across our supply chain and global business platform;
•adverse changes in the credit markets or continued compliance with the terms of our credit facilities;
•our ability to monetize our investments;
•our ability to successfully integrate, operate and expand the retail stores of the acquired TravisMathew and Jack Wolfskin businesses, the Korea apparel business and venue locations of the Topgolf business;
•delays, difficulties or increased costs in the supply of components needed to manufacture our products or in manufacturing our products, including our dependence on a limited number of suppliers for some of our products;

•adverse weather conditions and seasonality;
•any rule changes or other actions taken by the United States Golf Association or other golf association that could have an adverse impact upon demand or supply of our products;
•our ability to protect our intellectual property rights;
•a decrease in participation levels in golf;
•the effect of terrorist activity, armed conflict, the conflict between Russia and Ukraine, natural disasters or pandemic diseases, including without limitation the COVID-19 pandemic, on the economy generally, on the level of demand for our products or on our ability to manage our supply and delivery logistics in such an environment; and
•the general risks and uncertainties applicable to us and our business.
Investors should not place undue reliance on these forward-looking statements, which are based on current information and speak only as of the date hereof. We undertake no obligation to update any forward-looking statements to reflect new information or events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while we from time to time do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, we have a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not our responsibility. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. For details concerning these and other risks and uncertainties, see our most recent Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q and current reports on Form 8-K subsequently filed with the Securities and Exchange Commission from time to time.
Topgolf Callaway Brands Corp. Trademarks: The following marks and phrases, among others, are our trademarks: Alpha Convoy, Apex, Apex DCB, Apex TCB, Apex Tour, Apex UW, APW, Arm Lock, Backstryke, Batwing Technology, Big Bertha, Big Bertha B21, Big Bertha REVA, Big T, Bird of Prey, Black Series, Bounty Hunter, C Grind, Callaway, Callaway Capital, Callaway Golf, Callaway Media Productions, Callaway Super Hybrid, Callaway X, Capital, Chev, Chev 18, Chevron Device, Chrome Soft, Chrome Soft X, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, Dawn Patrol, Demonstrably Superior And Pleasingly Different, DFX, DSPD, Divine, Double Wide, Eagle, Engage, Epic, Epic Flash, Epic Max, Epic Max LS, Epic Speed, ERC, ERC Soft, Everyone’s Game, Exo, Cage, Fast Tech Mantle, Flash Face Technology, Flash Face SS21, FT Optiforce, FT Performance, FT Tour, Fusion, Fusion Zero, GBB, GBB Epic, Gems, Golf Fusion, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Grom, Groove- In- Groove Technology, Heavenwood, Hersatility, Hex Aerodynamics, Hex Chrome, HX, Hyper Dry, Hyper-Lite, Hyper Speed Face, I.D. Ball, Jack Wolfskin, Jailbird, Jailbreak, Jailbreak AI Speed Frame, Jailbreak AI Velocity Blades, JAWS MD5, Jaws Raw, Jewel Jam, Kings of Distance, Legacy, Life On Tour, Longer From Everywhere, Lowrider, Luxe, Mack Daddy, Magna, Majestic, MarXman, Mavrik, MD3 Milled, MD4 Tactical, MD5, MD 5 Jaws, Metal-X, Microhinge Face Insert, Microhinge Star, Mission:Ambition, Nanuk, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Works, Offset Groove in Groove, Ogio, OGIO AERO, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO ME, OGIO RENEGADE, OGIO SAVAGE, OGIO SHADOW, OGIO XIX, Opti Flex, Opti Grip, Opti Shield, OptiFit, Opti Vent, ORG 7, ORG 14, ORG 15, Paradym, Paw Print, PRESTIGE 7, ProType, ⋅R, Rainspann, Red Ball, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shankstar, Shredder, Silencer, SLED, Slice Stopper, SoftFast, Solaire, Speed Cartridge, Speed Regime, Speed Step, Steelhead XR, Steelhead, Strata, Stroke Lab, Stronomic, Sub Zero, Superfast, Superhot, Supersoft, SureOut, Swing Suite, Tee Time Adventures, TM, Tank, Tank Cruiser, Tech Series, Teron, Texapore, TMCA, Toe Up, TopChallenge, TopChip, TopContender, TopDrive, TopGolf, TopGolf Crush, Topgolf Entertainment Group, TopGolf Media, Topgolf Shield Logo, TopLife, TopPressure, TopScore, TopScramble, TopShot, TopTracer, TopTracer Range, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, TravisMathew TM logo, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Uptown, Versa, VFT, W Grind, Warbird, Weather Series, Wedgeducation, WGT, White Hot, White Hot OG, White Hot Tour, White Ice, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, XACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series, X Tech, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball.

TOPGOLF CALLAWAY BRANDS CORP.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$180.6	$180.2
Restricted cash	0.5	19.1
Accounts receivable, less allowances of $10.7 million and $10.8 million, respectively	454.8	167.3
Inventories	929.8	959.2
Prepaid expenses	59.5	57.1
Other current assets	129.6	136.0
Total current assets	1,754.8	1,518.9
Property, plant and equipment, net	1,914.2	1,809.6
Operating lease right-of-use assets, net	1,411.3	1,419.1
Tradenames and trademarks	1,415.3	1,412.7
Other intangible assets, net	87.6	91.0
Goodwill	1,983.9	1,983.7
Other assets, net	374.3	355.4
Total assets	$8,941.4	$8,590.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$585.8	$580.0
Accrued employee compensation and benefits	103.9	135.2
Asset-based credit facilities	110.3	219.3
Operating lease liabilities, short-term	80.0	76.4
Construction advances	51.2	35.4
Deferred revenue	102.8	94.9
Other current liabilities	40.6	35.0
Total current liabilities	1,074.6	1,176.2

Long-term debt, net (Note 5)	1,529.5	1,176.3
Operating lease liabilities, long-term	1,430.9	1,437.5
Deemed landlord financing obligations, long-term	707.5	658.0
Deferred taxes, net	119.9	117.5
Other long-term liabilities	267.9	250.6
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3.0 million shares authorized, none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 360.0 million shares authorized, and 186.2 million shares issued at March 31, 2023 and December 31, 2022	1.9	1.9
Additional paid-in capital	3,002.6	3,012.7
Retained earnings	877.5	852.5
Accumulated other comprehensive loss	(56.5)	(61.5)
Less: Common stock held in treasury, at cost, 0.6 million shares and 1.3 million shares at March 31, 2023 and December 31, 2022, respectively	(14.4)	(31.3)
Total shareholders’ equity	3,811.1	3,774.3
Total liabilities and shareholders’ equity	$8,941.4	$8,590.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenues:
Products	$767.6	$722.4
Services	399.8	317.8
Total net revenues	1,167.4	1,040.2
Costs and expenses:
Cost of products	442.0	411.8
Cost of services, excluding depreciation and amortization	44.4	39.0
Other venue expense	305.5	230.4
Selling, general and administrative expense	268.5	243.1
Research and development expense	22.8	17.5
Venue pre-opening costs	3.7	4.1
Total costs and expenses	1,086.9	945.9
Income from operations	80.5	94.3
Interest expense, net	(49.6)	(31.4)
Other (expense) income, net	(10.1)	8.1
Income before income taxes	20.8	71.0
Income tax benefit	(4.2)	(15.7)
Net income	$25.0	$86.7

Earnings per common share:
Basic	$0.13	$0.47
Diluted	$0.13	$0.44

Weighted-average common shares outstanding:
Basic	185.2	185.1
Diluted	201.5	200.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$25.0	$86.7
Other comprehensive (loss) income:
Change in derivative instruments	(0.7)	8.9
Foreign currency translation adjustments	5.3	(13.4)
Comprehensive income, before income tax on other comprehensive income items	29.6	82.2
Income tax impact on derivative instruments	(0.4)	(0.5)
Comprehensive income	$30.0	$82.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$25.0	$86.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	56.1	42.6
Lease amortization expense	24.5	20.9
Non-cash interest on financing and deemed landlord financed leases	9.0	0.5
Amortization of debt discount and issuance costs	2.1	2.5
Deferred taxes, net	(3.7)	(12.6)
Share-based compensation	12.4	13.8
Unrealized net losses (gains) on hedging instruments and foreign currency	3.1	(0.7)
Loss on debt modification	10.5	—
Change in assets and liabilities:
Accounts receivable, net	(285.2)	(311.4)
Inventories	30.1	(24.0)
Leasing receivables	(4.3)	(3.5)
Other assets	16.3	(0.8)
Accounts payable and accrued expenses	4.5	50.7
Deferred revenue	8.8	4.8
Accrued employee compensation and benefits	(31.6)	(20.5)
Payments on operating leases	(20.5)	(21.1)
Income taxes receivable/payable, net	(8.5)	(9.1)
Other liabilities	(0.7)	(4.1)
Net cash used in operating activities	(152.1)	(185.3)
Cash flows from investing activities:
Capital expenditures	(121.4)	(124.3)
Asset acquisitions, net of cash acquired	(18.4)	—
Acquisition of intangible assets	(0.5)	—
Proceeds from sale of property and equipment	0.4	—
Net cash used in investing activities	(139.9)	(124.3)
Cash flows from financing activities:
Repayments of long-term debt	(775.8)	(77.6)
Proceeds from borrowings on long-term debt	1,224.8	60.0
(Repayments of) proceeds from credit facilities, net	(219.4)	212.2
Debt issuance cost	(1.2)	—
Payment on contingent earn-out obligation	—	(5.6)
Repayments of financing leases	(1.0)	(0.1)
Proceeds from lease financing	51.6	50.5
Exercise of stock options	3.6	—
Acquisition of treasury stock	(9.2)	(34.3)
Net cash provided by financing activities	273.4	205.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.6	(3.0)
Net decrease in cash, cash equivalents and restricted cash	(18.0)	(107.5)
Cash, cash equivalents and restricted cash at beginning of period	203.3	357.7
Cash, cash equivalents and restricted cash at end of period	185.3	250.2
Less: restricted cash (1)	(4.7)	(5.2)
Cash and cash equivalents at end of period	$180.6	$245.0
Supplemental disclosures:
Cash paid for income taxes, net	$9.6	$8.9
Cash paid for interest and fees	$35.3	$21.5
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$21.3	$24.0
Accrued capital expenditures	$40.8	$50.4
Financed additions of capital expenditures	$35.8	$1.1

(1) Includes $0.5 million and $1.0 million of short-term restricted cash and $4.2 million and $4.2 million of long-term restricted cash included in other assets for the periods ended March 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	186.2	$1.9	$3,012.7	$852.5	$(61.5)	(1.3)	$(31.3)	$3,774.3
Acquisition of treasury stock	—	—	—	—	—	(0.4)	(9.2)	(9.2)
Exercise of stock options	—	—	(1.2)	—	—	0.2	4.8	3.6
Compensatory awards released from restriction	—	—	(21.3)	—	—	0.9	21.3	—
Share-based compensation	—	—	12.4	—	—	—	—	12.4
Equity adjustment from foreign currency translation	—	—	—	—	5.3	—	—	5.3
Change in fair value of derivative instruments, net of tax	—	—	—	—	(0.3)	—	—	(0.3)
Net income	—	—	—	25.0	—	—	—	25.0
Balance at March 31, 2023	186.2	$1.9	$3,002.6	$877.5	$(56.5)	(0.6)	$(14.4)	$3,811.1

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	186.2	$1.9	$3,051.6	$682.2	$(27.3)	(1.0)	$(25.5)	$3,682.9
Cumulative Impact of Accounting Standards Update 2020-06 adoption	—	—	(57.1)	12.4	—	—	—	(44.7)
Acquisition of treasury stock	—	—	—	—	—	(1.5)	(34.2)	(34.2)
Compensatory awards released from restriction	—	—	(24.0)	—	—	1.0	24.0	—
Share-based compensation	—	—	13.8	—	—	—	—	13.8
Equity adjustment from foreign currency translation	—	—	—	—	(13.4)	—	—	(13.4)
Change in fair value of derivative instruments, net of tax	—	—	—	—	9.4	—	—	9.4
Net income	—	—	—	86.7	—	—	—	86.7
Balance at March 31, 2022	186.2	$1.9	$2,984.3	$781.3	$(31.3)	(1.5)	$(35.7)	$3,700.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. The Company and Basis of Presentation
The Company
Topgolf Callaway Brands Corp. (together with its wholly-owned subsidiaries, referred to as “we,” “our,” “us,” or “Topgolf Callaway Brands” unless otherwise specified), a Delaware corporation, is a leading modern golf and active lifestyle company that provides world-class golf entertainment experiences, designs and manufactures premium golf equipment, and sells golf and active lifestyle apparel and other accessories through our family of brand names which include Topgolf, Callaway Golf, Odyssey, TravisMathew, Jack Wolfskin, OGIO, Toptracer and World Golf Tour (“WGT”).
Our products and brands are reported under three operating segments: Topgolf, which includes the operations of our Topgolf business; Golf Equipment, which includes the operations of our golf clubs and golf balls business under the Callaway Golf, Odyssey and Strata brand names; and Active Lifestyle, which includes the operations of our soft goods business marketed under the Callaway, TravisMathew, Jack Wolfskin and OGIO brand names.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and disclosures that are normally included in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, these condensed consolidated financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023. Interim operating results are not necessarily indicative of operating results that may be expected for the year ending December 31, 2023, or any other future periods.
We translate the financial statements of our foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. All intercompany balances and transactions have been eliminated during consolidation.
Our Topgolf subsidiary previously operated on a 52- or 53-week retail calendar year, which ended on the Sunday closest to December 31. As of April 4, 2022 and going forward, Topgolf began operating on a fiscal year calendar, which will end on December 31. Topgolf financial information included in our condensed consolidated financial statements for the three months ended March 31, 2023 is for the period beginning January 1, 2023 and ending March 31, 2023. Topgolf financial information included in our condensed consolidated financial statements for the three months ended March 31, 2022 is for the period beginning January 3, 2022 and ending April 3, 2022.

Note 2. Summary of Significant Accounting Policies
Our significant accounting policies are described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K which was filed with the SEC on March 1, 2023.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical information and various other assumptions that are believed to be reasonable under the circumstances. Examples of such estimates include, among other things, determining the nature and timing of the satisfaction of performance obligations as it relates to revenue recognition, the valuation of share-based awards, the recoverability of long-lived assets, the assessment of intangible assets and goodwill for impairment, the determination of the incremental borrowing rate for operating and financing leases, provisions for warranty and expected credit losses, inventory obsolescence, sales returns, future price concessions, tax contingencies and valuation allowances, the estimated useful lives of property, plant and equipment, and acquired intangible assets. Actual results may materially differ from these estimates. On an ongoing basis, we review our estimates to ensure that these estimates appropriately reflect changes in our business or new information as it becomes available.
Recently Issued Accounting Standards
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 clarifies the guidance in Topic 820 when measuring the fair value of an equity security that is subject to a contractual sale restriction, and also introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the impact that this ASU will have on our consolidated financial statements and related disclosures.

Note 3. Leases
Sales-Type Leases
We enter into non-cancellable license agreements that provide software and hardware to driving ranges, hospitality venues, and entertainment venues. These license agreements are classified as sales-type leases.
Leasing revenue from sales-type leases is included in service revenues within the condensed consolidated statements of operations. Leasing revenue from sales-type leases consists of the selling price and interest income as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Sales-type lease selling price(1)	$8.2	$7.1
Cost of underlying assets	(3.4)	(3.3)
Operating profit	$4.8	$3.8

Interest income	$1.3	$0.9

Leasing revenue attributable to sales-type leases	$9.5	$8.0

(1) Selling price is equal to the present value of lease payments over the non-cancellable term of the licensing agreement.
Leasing receivables related to our net investment in sales-type leases are as follows (in millions):

	Balance Sheet Location	March 31, 2023	December 31, 2022
Leasing receivables, net—short-term	Other current assets	$20.1	$17.5
Leasing receivables, net—long-term	Other assets	59.8	57.5
Total Leasing receivables		$79.9	$75.0

As of March 31, 2023, net maturities of sales-type lease receivables for the next five years and thereafter were as follows (in millions):

Sales-type Leases
Remainder of 2023	$19.3
2024	24.5
2025	20.3
2026	13.6
2027	6.8
Thereafter	4.2
Total future lease proceeds	88.7
Less: imputed interest	8.8
Total	$79.9

Operating and Finance Leases
As a lessee, we lease office spaces, manufacturing plants, warehouses, distribution centers, company-operated Topgolf venues, vehicles and equipment, as well as retail and outlet locations.
Supplemental balance sheet information related to leases is as follows (in millions):

	Balance Sheet Location	March 31, 2023	December 31, 2022
Operating Leases
Right-of-use (“ROU”) assets, net	Operating lease ROU assets, net	$1,411.3	$1,419.1
Lease liabilities, short-term	Operating lease liabilities, short-term	$80.0	$76.4
Lease liabilities, long-term	Operating lease liabilities, long-term	$1,430.9	$1,437.5

Finance Leases
ROU assets, net	Other assets	$231.9	$215.7
Lease liabilities, short-term	Accounts payable and accrued expenses	$1.6	$1.7
Lease liabilities, long-term	Other long-term liabilities	$245.3	$225.9
The components of lease expense are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$44.0	$37.4
Financing lease costs:
Amortization of right-of-use assets	1.9	0.6
Interest on lease liabilities	3.6	2.1
Total financing lease costs	5.5	2.7
Variable lease costs	2.5	1.9
Total lease costs	$52.0	$42.0
Other information related to leases (in millions):

	Three Months Ended March 31,
Supplemental Cash Flows Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38.0	$39.8
Operating cash flows from finance leases	$1.2	$2.1
Financing cash flows from finance leases	$1.0	$0.1

Lease liabilities arising from new ROU assets:
Operating leases	$9.7	$—
Finance leases	$17.6	$30.0

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (years):
Operating leases	16.4	16.6
Finance leases	36.6	36.5

Weighted average discount rate:
Operating leases	5.6%	5.6%
Finance leases	6.1%	6.1%

Future minimum lease obligations as of March 31, 2023 were as follows (in millions):

	Operating Leases	Finance Leases
Remainder of 2023	$108.3	$8.0
2024	155.9	14.4
2025	151.0	14.9
2026	146.7	15.0
2027	145.6	15.2
Thereafter	1,723.6	567.1
Total future lease payments	2,431.1	634.6
Less: imputed interest	920.2	387.7
Total	$1,510.9	$246.9
Deemed Landlord Financing Obligations (“DLF” Obligations)
We work with third-party developers or real estate financing partners to acquire rights to land and fund the construction associated with certain venues under build-to-suit arrangements. While we seek to use financing partners, in certain instances, we typically fund a portion of the construction ourselves, and in some cases, all of the construction costs. In certain build-to-suit arrangements, we are deemed to have control of the underlying assets under construction and are therefore considered the accounting owner of these assets. Upon the completion of construction, we determine whether control has transferred to the financing partner. If control has not been transferred to our financing partners, we reverse the construction advance accumulated during the construction phase and record a DLF obligation. When land is acquired directly or venue construction is self-financed, we may enter into arrangements to sell those assets and lease back from a financing partner. In these cases, if control is not transferred upon the closing of the transaction and the commencement of the subsequent leaseback, we will record a DLF obligation associated with the cash proceeds.
The net book value of assets under DLF obligations included in property, plant and equipment, including the portion of the assets that we funded, was $852.9 million and $813.2 million, as of March 31, 2023 and December 31, 2022, respectively. Buildings capitalized in conjunction with these DLF obligations are depreciated, less their residual value, over the shorter period of 40 years or the lease term.
Supplemental balance sheet information related to DLF obligations is as follows (in millions):

	Balance Sheet Location	March 31, 2023	December 31, 2022
DLF obligations, short-term	Accounts payable and accrued expenses	$0.9	$2.4
DLF obligations, long-term	Deemed landlord financing obligations, long-term	$707.5	$658.0
The components of DLF obligation expenses are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Amortization of DLF obligations	$5.1	$3.2
Interest on DLF obligations	15.2	10.1
Total DLF contract expenses	$20.3	$13.3

Other information related to DLF obligations was as follows (in millions):

	Three Months Ended March 31,
Supplemental Cash Flows Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from DLF obligations	$8.6	$9.6
Financing cash flows from DLF obligations	$4.4	$—

DLF obligations arising from new properties	$45.7	$2.6

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	38.4	38.5
Weighted average discount rate	8.9%	8.8%
Future minimum financing obligations related to DLF obligations as of March 31, 2023 were as follows (in millions):

Remainder of 2023	$36.6
2024	56.4
2025	56.8
2026	57.8
2027	59.0
Thereafter	2,708.4
Total future lease payments	2,975.0
Less: imputed interest	2,266.6
Total	$708.4
Leases Under Construction
Our minimum capital commitment for leases under construction, net of amounts reimbursed by third-party real estate financing partners, was approximately $63.0 million as of March 31, 2023. As we are actively involved in the construction of these properties, we recorded $145.0 million in construction costs within property, plant and equipment as of March 31, 2023. Additionally, as of March 31, 2023, we recorded $51.2 million in construction advances from the landlords in connection with these properties. We will determine the lease classification for properties currently under construction at the end of the construction period. The initial base term upon the commencement of these leases is generally 20 years. In addition, as of March 31, 2023, we had $1,005.5 million of future lease obligations related to 10 venues subject to non-cancellable leases that have been signed but have not yet commenced.
Note 4. Revenue Recognition
We primarily recognize revenue from the sale of our products and the operation of our venues. Revenue from product sales includes golf clubs, golf balls, lifestyle and outdoor apparel, gear and accessories, and golf apparel and accessories. We sell our products to customers, which include on- and off-course golf shops and national retail stores, as well as to consumers through our e-commerce business and at our apparel retail and venue locations. Our product revenue also includes royalty income from third parties from the licensing of certain soft goods products. Revenue from services primarily includes venue sales of food and beverage, fees charged for gameplay, the sale of game credits to guests, franchise fees, the sale of gift cards, sponsorship contracts, leasing revenue and non-refundable deposits received for venue reservations at Topgolf. In addition, we recognize service revenue through our online multiplayer WGT digital golf game.
Our contracts with customers for our products are generally in the form of a purchase order. In certain cases, we enter into sales agreements containing specific terms, discounts and allowances. We enter into licensing agreements with certain distributors and, with respect to our Toptracer operations, driving ranges and hospitality and entertainment venues.

The following table presents our revenue disaggregated by major category and operating and reportable segment (in millions):

	Three Months Ended March 31,
	2023	2022
Topgolf:
Venues	$386.7	$306.5
Other business lines	16.8	15.5
Total Topgolf	$403.5	$322.0

Golf Equipment:
Golf club	$350.8	$370.4
Golf ball	92.9	97.6
Total Golf Equipment	$443.7	$468.0

Active Lifestyle:
Apparel	$176.1	$138.4
Gear, accessories & other	144.1	111.8
Total Active Lifestyle	$320.2	$250.2

Total Consolidated	$1,167.4	$1,040.2
Venue product sales at our Topgolf operating segment include the sale of golf clubs, golf balls, apparel, gear and accessories. During the three months ended March 31, 2023 and 2022, venue product sales totaled $3.7 million and $4.2 million, respectively.
Product and Service Revenue
We sell our Golf Equipment products and Active Lifestyle products in the United States and internationally, with our principal international regions being Europe and Asia. Golf Equipment product sales are generally higher than Active Lifestyle sales in most regions except for Europe, which has a higher concentration of Active Lifestyle sales due to the Jack Wolfskin business. Revenue from venues is higher in the United States due to Topgolf having significantly more domestic venues than international venues. Revenue related to other business lines at Topgolf is predominantly in the United States and regions within Europe.
The following table summarizes our revenue by major geographic region (in millions):

	Three Months Ended March 31,
	2023	2022
Revenue by Major Geographic Region:
United States	$811.1	$709.4
Europe	153.6	134.9
Asia	160.2	158.6
Rest of world	42.5	37.3
	$1,167.4	$1,040.2

Royalty Income
We receive royalty income at our Topgolf and Active Lifestyle operating segments primarily related to leasing agreements for Toptracer installations (see Note 3) and licensing agreements, respectively. The following table summarizes royalty income by operating segment (in millions):

	Three Months Ended March 31,
	2023	2022
Royalty Income:
Topgolf	$12.1	$9.7
Active Lifestyle	6.7	5.4
Total	$18.8	$15.1
Deferred Revenue
Our deferred revenue balance includes short-term and long-term deferred revenue which consists primarily of revenue from the sale of gift cards, event deposits, loyalty points, memberships and prepaid sponsorships at Topgolf, virtual currency and game credits related to the WGT digital golf game, as well as upfront territory fees and upfront franchise fees received from international franchise partners.
Revenue from gift cards is deferred and recognized when the cards are redeemed, which generally occurs within a twelve-month period from the date of purchase. Revenue from the event deposits, loyalty points, memberships, prepaid sponsorships, game credits, and virtual currency related to the WGT digital golf game are recognized when redeemed or once the event or sponsorship occurs, over the estimated life of a customer’s membership, or based on historical currency or credit usage trends, as applicable, which generally occur within a one to thirty-six month period from the date of purchase. Revenue related to territory and franchise fees for each arrangement are allocated to each individual venue and recognized up to a 40-year term, including renewal options, per the respective franchise agreement.
The following table provides a reconciliation of activity related to our short-term deferred revenue balance for the periods presented (in millions):

	Three Months Ended March 31,
	2023	2022
Beginning Balance	$94.9	$93.9
Deferral of revenue	157.8	107.4
Revenue recognized	(142.8)	(101.3)
Breakage	(7.0)	(4.9)
Foreign currency translation and other	(0.1)	4.2
Ending Balance	$102.8	$99.3
As of March 31, 2023 and December 31, 2022, our long-term deferred revenue balance was $3.3 million and $3.2 million, respectively.
For each of the three months ended March 31, 2023 and 2022, we recognized $29.5 million of revenue that was included in the deferred revenue balances at December 31, 2022 and 2021, respectively.

Variable Consideration
We recognize revenue based on the amount of consideration we expect to receive from customers for our products and services. The consideration is based on the sales price of our products and services adjusted for estimates of variable consideration, including sales returns, discounts and allowances, sales promotions and sales programs, and price concessions that we offer. These estimates are based on the amounts earned or expected to be claimed by customers.
The following table provides a reconciliation of the activity related to our short-term sales program incentives for the periods presented (in millions):

	Three Months Ended March 31,
	2023	2022
Beginning Balance	$20.8	$23.3
Additions	15.5	15.9
Credits issued	(10.7)	(6.2)
Foreign currency translation and other	(0.1)	(0.7)
Ending Balance	$25.5	$32.3
We record an estimate for anticipated returns as a reduction of product revenues and cost of products, and accounts receivable, in the period that the related sales are recorded. Our provision for the sales return liability fluctuates with the seasonality of the business, while actual sales returns are generally more heavily weighted toward the second half of the year as the golf season comes to an end.
The following table provides a reconciliation of the activity related to our sales return reserve for the periods presented (in millions):

	Three Months Ended March 31,
	2023	2022
Beginning Balance	$55.4	$47.4
Provision	58.9	49.9
Sales returns	(41.6)	(29.7)
Ending Balance	$72.7	$67.6
The cost recovery of inventory associated with the sales return liability is accounted for in other current assets on our condensed consolidated balance sheet. As of March 31, 2023 and December 31, 2022, our balance for cost recovery was $34.0 million and $25.5 million, respectively.

Note 5. Financing Arrangements
Our debt obligations are summarized as follows (in millions):

	Maturity Date	Interest Rate	March 31, 2023	December 31, 2022
Short-Term Credit Facilities
U.S. Asset-Based Revolving Credit Facility(1)	March 16, 2028	6.19%	$65.1	$181.1
2022 Japan ABL Credit Facility	January 25, 2025	0.86%	45.2	38.2
Total Principal Amount			$110.3	$219.3
Unamortized Debt Issuance Costs			$4.4	$0.9

Balance Sheet Location
Asset-based credit facilities			$110.3	$219.3
Prepaid expenses			$1.0	$0.6
Other long-term assets			$3.4	$0.3

	Maturity Date	Interest Rate	March 31, 2023	December 31, 2022
Long-Term Debt and Credit Facilities
2023 Term Loan B	March 16, 2030	8.26%	$1,250.0	$—
Convertible Notes	May 1, 2026	2.75%	258.3	258.3
Equipment Notes	July 24, 2023 - December 27, 2027	2.36% - 5.93%	25.6	27.8
Mortgage Loans	July 1, 2033 - July 29, 2036	9.75% - 11.31%	45.6	45.9
Financed Tenant Improvements	February 1, 2035	8.00%	3.5	3.5
Term Loan B	—	8.88%	—	432.0
Topgolf Term Loan	—	10.58%	—	336.9
Topgolf Revolving Credit Facility	—	8.08%	—	110.0
Total Principal Amount			$1,583.0	$1,214.4
Less: Unamortized Debt Issuance Costs			35.2	24.3
Total Debt, net of Unamortized Debt Issuance Costs			$1,547.8	$1,190.1

Balance Sheet Location
Other current liabilities			$18.3	$13.8
Long-term debt			1,529.5	1,176.3
			$1,547.8	$1,190.1
(1) Weighted Average interest rate. Fluctuates depending on availability ratio.
Total interest and amortization expense related to our debt obligations and credit facilities, which is included in “Interest Expense, net” in the condensed consolidated statement of operations, is summarized as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Short-Term Credit Facilities
U.S. Asset-Based Revolving Credit Facility	$3.7	$0.3
2022 Japan ABL Credit Facility	0.1	0.1
Total	$3.8	$0.4

Long-Term Debt and Credit Facilities
2023 Term Loan B	$4.7	$—
Convertible Notes	1.8	1.8
Equipment Notes	0.2	0.2
Mortgage Loans	1.2	1.2
Term Loan B	8.6	6.0
Topgolf Term Loan	7.8	6.0
Topgolf Revolving Credit Facility	2.7	0.4
Total (1)	$27.0	$15.6

(1) Excludes interest expense from DLF obligations and financing leases (see Note 3).
Revolving Credit Facilities and Available Liquidity
In addition to cash on hand and cash generated from operations, we rely on our U.S. Asset-Based Revolving Credit Facility and 2022 Japan ABL Credit Facility to manage seasonal liquidity fluctuations. The principal terms of these credit facilities are described further below and in Note 7 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K which was filed with SEC on March 1, 2023. As of March 31, 2023, our available liquidity, which is comprised of cash on hand and amounts available under our U.S. and Japan facilities, less outstanding letters of credit and outstanding borrowings, was $626.1 million.
U.S. Asset-Based Revolving Credit Facility
In March 2023, we entered into a Fifth Amended and Restated Loan and Security Agreement (the “New ABL Agreement”) with Bank of America, N.A. and other lenders, which provides for senior secured asset-based revolving credit facilities in an aggregate principal amount of up to $525.0 million, consisting of a U.S. facility in an aggregate principal amount of up to $440.0 million, a Canadian facility in an aggregate principal amount of up to $5.0 million, a German facility in an aggregate principal amount of up to $60.0 million, and a U.K./Dutch facility in an aggregate principal amount of up to $20.0 million (collectively, the “New ABL Facility”), in each case subject to borrowing base availability under the applicable facility and reallocation of such amounts between jurisdictions in accordance with the terms of the New ABL Agreement. Amounts outstanding under the New ABL Facility are secured by certain assets, (i) substantially all personal assets, including inventory, accounts receivable and intellectual property and (ii) certain eligible real estate, in each case of us and certain of our subsidiaries in the United States, Germany, Canada, the Netherlands, and the United Kingdom (the “U.K.”), subject to certain customary exceptions. The New ABL Facility includes customary affirmative and negative covenants, including among other things, restrictions on the incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Under the New ABL Facility, we are also subject to compliance with a 1.0:1.0 minimum fixed charge coverage ratio during certain specified periods in which our borrowing base availability, as adjusted, falls below 10.0% of the maximum aggregate principal amount of the New ABL Facility, as adjusted.
The interest rate applicable to outstanding borrowings under the New ABL Facility may fluctuate as specified in the New ABL Agreement, depending on our “Availability Ratio,” which is further defined in the New ABL Agreement and is expressed as a percentage of (i) the average daily availability under the New ABL Facility to (ii) the sum of the Canadian, German, U.K./Dutch and U.S. borrowing bases, as adjusted. Any unused portions of the New ABL Facility are subject to a monthly fee of 0.25% per annum.
During the three months ended March 31, 2023, average outstanding borrowings under the U.S. Asset-Based Revolving Credit Facility were $220.9 million. As of March 31, 2023 our trailing 12-month average availability under the U.S. Asset-Based Revolving Credit Facility was $249.4 million and the trailing 12-month average interest rate applicable to outstanding borrowings under the U.S. Asset-Based Revolving Credit Facility was 4.91%.
2022 Japan ABL Credit Facility
We have an Asset-Based Revolving Credit facility with the Bank of Tokyo-Mitsubishi UFJ (the “2022 Japan ABL Credit Facility”) which provides a line of credit to our Japan subsidiary of up to 6.0 billion Yen (or $45.2 million), is subject to borrowing base availability under the facility, and is secured by certain assets, including eligible inventory and accounts receivable of our Japan subsidiary which are subject to certain restrictions and covenants related to certain pledged assets and financial performance metrics. The interest rate applicable to outstanding borrowings under the 2022 Japan ABL Credit Facility is subject to an effective interest rate equal to the Tokyo Interbank Offered Rate plus 0.80%. As of March 31, 2023, there was no availability under the 2022 Japan ABL Credit Facility.
Long-Term Debt
2023 Term Loan B
In March 2023 we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent, and the financial institutions party thereto as lenders which provides for a Term Loan B facility (the “2023 Term Loan B”). The 2023 Term Loan B provides for an aggregate principal amount of $1,250.0 million, which was issued net of an original issuance discount of $12.5 million. We used a portion of the net proceeds from the 2023 Term Loan B for the repayment of outstanding principal and interest amounts on our prior Term Loan B, as well as the repayment of the outstanding principal, interest and fees associated with the prior Topgolf credit facilities, which consisted of the Topgolf Term Loan and Topgolf Revolving Credit Facility (collectively, the “Topgolf Credit Facilities”). We accounted for the transactions associated with the Credit Agreement and repayment and retirement of the prior Term Loan B and Topgolf Credit Facilities as a debt modification. As a result, during the three months ended March 31, 2023, we recognized a non-cash loss of $10.5 million within other income/expense in our condensed consolidated statement of operations related to the write-off of the unamortized original issuance discounts and debt issuance costs associated with the prior Term Loan B and Topgolf Credit Facilities for lenders who did not participate in the Credit Agreement. Additionally, we recognized $1.8 million of third-party fees and capitalized $11.0 million in debt issuance costs in connection with the Credit Agreement. The third-party fees of $1.8 million were recognized as selling, general and administrative expense in our condensed consolidated statement of operations during the three months ended March 31, 2023. The debt issuance costs and original issuance discount are being amortized into interest expense over the term of the Credit Agreement and are included as a reduction to long-term debt in our condensed consolidated balance sheet as of March 31, 2023.
The 2023 Term Loan B amortizes at a rate per annum equal to 1.00% of the initial aggregate principal amount of the loan, payable quarterly, commencing with the quarter ending June 30, 2023, with the remaining outstanding principal amount due and payable at maturity. The 2023 Term Loan B contains customary mandatory prepayment provisions and specifies that prepayments which occur in connection with a repricing transaction within six months after the closing date of the Credit Agreement are subject to a prepayment premium equal to 1.00% of the principal amount being prepaid, subject to certain customary exceptions. The 2023 Term Loan B also contains customary affirmative and negative covenants, including, among other things, restrictions related on the incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions, and affiliate transactions with which we must remain in compliance in order to avoid default or acceleration of the loan.
The interest rate on outstanding borrowings under the 2023 Term Loan B are, at our option, a rate per annum equal to (a) a term Secured Overnight Financing Rate (“Term SOFR”) plus a 0.10% credit spread adjustment (and subject to a 0% floor), plus an applicable margin of 3.25% or 3.50%, depending on our applicable Debt Rating (as defined below) or (b) a base rate equal to the sum of (i) the greater of (A) the greater of the federal funds rate and the overnight bank funding rate published by the Federal Reserve Bank of New York, plus 0.50%, (B) Term SOFR for a one-month interest period term plus 1.0% (and subject to a 1% floor), (C) the prime rate announced by Bank of America from time to time, and (D) 1.0%, plus (ii) an applicable margin of 2.25% or 2.50%, depending on our applicable Debt Rating.
Applicable margins on interest rates to the 2023 Term Loan B are determined depending on our applicable debt rating (the “Debt Rating”), which is based on our corporate credit rating determined by S&P, and our corporate family rating as determined by Moody’s.
Convertible Notes
We have $258.3 million of convertible senior notes (the “Convertible Notes”), which bear interest at a rate of 2.75% per annum on the principal amount, which is payable semi-annually in arrears on May 1 and November 1 of each year. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.
We may settle the Convertible Notes through cash settlement, physical settlement, or combination settlement at our election, and may redeem all or part of the Convertible Notes on or after May 6, 2023, subject to certain stipulations. The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 56.8 shares per $1,000 principal amount of Convertible Notes, which is equal to an initial conversion price of $17.62 per share. Additionally, all or any portion of the Convertible Notes may be converted at the conversion rate and at the holders’ option on or after February 1, 2026 until the close of business on the second trading day immediately prior to the maturity date, and upon the occurrence of certain contingent conversion events. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.
Capped Call
In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls cover the aggregate number of shares of our common stock that initially underlie the Convertible Notes, and are generally expected to reduce potential dilution and/or offset any cash payments we are required to make related to any conversion of the Convertible Notes. The Capped Calls each have an exercise price of $17.62 per share, subject to certain adjustments, which correspond to the initial conversion prices of the Convertible Notes, and a cap price of $27.10 per share. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the if-converted method. The initial cost of the Capped Calls was recognized as a reduction to additional paid-in-capital on our condensed consolidated balance sheet.
Equipment Notes
We have long-term financing agreements (the “Equipment Notes”) with various lenders which it uses in order to invest in certain facilities and information technology equipment. The loans are secured by the relative underlying equipment.
Mortgage Loans
We have three mortgage loans related to our Topgolf venues. The mortgage loans are secured by the assets of each respective venue and require either monthly (i) principal and interest payments or (ii) interest-only payments until their maturity dates. For loans requiring monthly interest-only payments, the entire unpaid principal balance and any unpaid accrued interest is due on the maturity date.
Aggregate Amount of Long-Term Debt Maturities
The following table presents our combined aggregate amount of maturities for our long-term debt over the next five years and thereafter as of March 31, 2023. Amounts payable under the 2023 Term Loan B included below represent the minimum principal repayment obligations as of March 31, 2023.

(in millions)
Remainder of 2023	$16.2
2024	20.8
2025	18.6
2026	276.4
2027	15.5
Thereafter	1,235.5
$1,583.0
Less: Unamortized Debt Issuance Costs	35.2
Total	$1,547.8
As of March 31, 2023, we were in compliance with all fixed charge coverage ratios and all other financial covenants and reporting requirements under the terms of our credit facilities mentioned above, as applicable.
Note 6. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted earnings per common share (“Diluted EPS”) takes into account the potential dilution that could occur if outstanding securities were exercised or settled in shares. Dilutive securities that may impact Diluted EPS include shares underlying outstanding stock options, restricted stock units and performance share units granted to employees and non-employee directors (see Note 12), as well as common shares underlying the Convertible Notes (see Note 5). Dilutive securities related to common shares underlying outstanding stock options, restricted stock units, and performance share units granted to employees and non-employee directors are included in the calculation of diluted earnings per common share using the treasury stock method. Dilutive securities related to common shares underlying the Convertible Notes are included in the calculation of diluted earnings per common share using the if-converted method.
Basic and diluted weighted-average common shares outstanding are the same in periods when a net loss is reported or in periods when anti-dilution occurs.

The following table summarizes the computation of basic and diluted earnings per common share (in millions, except per share data):

	Three Months Ended March 31,
	2023	2022
Earnings per common share—basic
Net income	$25.0	$86.7
Weighted-average common shares outstanding—basic	185.2	185.1
Earnings per common share—basic	$0.13	$0.47
Earnings per common share—diluted
Net income	$25.0	$86.7
Interest expense(1)	1.6	1.6
Net income attributable to earnings per common share—diluted	$26.6	$88.3

Weighted-average common shares outstanding—basic	185.2	185.1
Convertible Notes weighted-average common shares outstanding(1)	14.7	14.7
Outstanding options, restricted stock units and performance share units	1.6	1.0
Weighted-average common shares outstanding—diluted	201.5	200.8
Earnings per common share—diluted	$0.13	$0.44

(1) The If-converted method is used for calculating the dilutive weighted-average shares outstanding related to the Convertible Notes when calculating earnings per common share-diluted. Under this method, interest expense related to the Convertible Notes for the period presented is excluded from net income.

Anti-Dilutive Options and Restricted Stock Units
For the three months ended March 31, 2023 and 2022, approximately 1.2 million and 1.3 million securities outstanding, respectively, comprised of stock options and restricted stock units, were excluded from the calculation of earnings per common share—diluted as they would be anti-dilutive.

Note 7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in millions):

	Topgolf	Golf Equipment	Active Lifestyle	Total
Balance at December 31, 2022	$1,363.6	$530.3	$89.8	$1,983.7
Foreign currency translation and other	—	0.2	—	0.2
Balance at March 31, 2023	$1,363.6	$530.5	$89.8	$1,983.9
Goodwill is net of accumulated impairment losses of $148.4 million, which were recorded prior to December 31, 2022 in the Active Lifestyle segment.
Our intangible assets by major asset class are as follows (in millions, except useful life amounts):

	Indefinite-lived:		Amortizing:
	Tradename and Trademarks	Liquor Licenses	Patents	Customer/ Distributor Relationships and Other	Developed Technology	Total
Useful Life (Years)	NA	NA	2-16	1-10	10
As of March 31, 2023
Gross	$1,441.0	$9.4	$32.2	$67.4	$69.7	$1,619.7
Accumulated amortization	—	—	(31.8)	(38.3)	(13.9)	(84.0)
Translation and other	(25.7)	—	—	(4.0)	(3.1)	(32.8)
Net book value	$1,415.3	$9.4	$0.4	$25.1	$52.7	$1,502.9

As of December 31, 2022
Gross	$1,441.0	$8.9	$32.2	$67.4	$69.7	$1,619.2
Accumulated amortization	—	—	(31.8)	(35.8)	(12.2)	(79.8)
Translation and other	(28.3)	—	—	(4.2)	(3.2)	(35.7)
Net book value	$1,412.7	$8.9	$0.4	$27.4	$54.3	$1,503.7
For the three months ended March 31, 2023 and 2022 we recognized amortization expense related to acquired intangible assets of $4.2 million and $3.7 million, respectively. Amortization expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.
Amortization expense related to intangible assets at March 31, 2023 in each of the next five years and beyond is expected to be incurred as follows (in millions):

Remainder of 2023	$9.8
2024	11.2
2025	11.1
2026	11.0
2027	10.7
Thereafter	24.4
$78.2
Note 8. Investments
Investment in Full Swing
We have an ownership interest of less than 20.0% in Full Swing Golf Holdings, LLC (“Full Swing”), which owns an indoor golf simulation technology that delivers golf ball tracking data and measures ball flight indoors. The investment is accounted for at cost less impairments, and adjusted for observable changes in fair value. As of March 31, 2023 and December 31, 2022, the value of our investment in Full Swing was $9.3 million. This investment is included in other assets on our condensed consolidated balance sheets.

Investment in Five Iron Golf
We have an ownership interest of less than 20.0% in The Range NYC, LLC (“Five Iron Golf”), an urban indoor golf experience company which hosts a golf simulation technology and serves food and beverage. The investment is accounted for at cost less impairments, and adjusted for observable changes in fair value. As of March 31, 2023 and December 31, 2022, the value of our investment in Five Iron Golf was $30.0 million. This investment is included in other assets on our condensed consolidated balance sheets.
Note 9. Selected Financial Data
Selected financial data as of the dates presented below is as follows (in millions, except useful life data):

		March 31, 2023	December 31, 2022
Inventories:
Finished goods		$748.8	$770.1
Work in process		1.2	1.2
Raw materials		172.7	181.5
Food and beverage		7.1	6.4
		$929.8	$959.2

		March 31, 2023	December 31, 2022
Other current assets:
Credit card receivables		$19.9	$40.1
Sales return reserve cost recovery asset		34.0	25.5
VAT/Sales tax receivable		11.0	17.2
Other current assets		64.7	53.2
		$129.6	$136.0

	Estimated Useful Life	March 31, 2023	December 31, 2022
Property, plant and equipment, net:
Land		$183.7	$160.4
Buildings and leasehold improvements	10 - 40 years	1,238.4	1,196.7
Machinery and equipment	5 - 10 years	262.4	248.8
Furniture, computer hardware and equipment	3 - 5 years	321.0	299.1
Internal-use software	3 - 5 years	118.7	109.9
Production molds	2 - 5 years	9.2	9.1
Construction-in-process		315.0	271.6
		2,448.4	2,295.6
Less: Accumulated depreciation		534.2	486.0
		$1,914.2	$1,809.6
For the three months ended March 31, 2023 and 2022 we recorded depreciation expense of $51.9 million and $38.9 million, respectively, in our condensed consolidated statements of operations.

	March 31, 2023	December 31, 2022
Accounts payable and accrued expenses:
Accounts payable	$228.2	$159.1
Accrued expenses	181.3	160.9
Accrued inventory	176.3	260.0
	$585.8	$580.0

Note 10. Income Taxes
We calculate our interim income tax provision in accordance with Accounting Standards Codification (“ASC”) Topic 270, “Interim Reporting,” and ASC Topic 740, “Accounting for Income Taxes.” At the end of each interim period, we estimate our annual effective tax rate and apply that rate to our ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur.
The realization of deferred tax assets, including loss and credit carryforwards, is subject to us generating sufficient taxable income during the periods in which the deferred tax assets become realizable. As a result of the Topgolf merger and the fact that Topgolf’s losses exceed our income in recent years, we have determined that it is not more likely than not that a portion of our U.S. deferred tax assets will be realized. The valuation allowance on our U.S. deferred tax assets as of March 31, 2023, primarily relate to federal and state deferred tax assets related to tax attributes that we estimate are not more likely than not to be utilized prior to expiration. However, if our more recent earnings history were to continue, management believes that it is possible that within the next 12 months sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets with a potential corresponding decrease to income tax expense for the period the release is recorded, which would represent a non-cash benefit. The exact timing and amount of the valuation allowance release would be predicated on our continued profitability combined with the continued profitability we believe we can maintain. With respect to non-U.S. entities, there continues to be sufficient positive evidence to conclude that realization of our deferred tax assets is more likely than not under applicable accounting rules, and therefore no significant valuation allowances have been established.

We recorded an income tax benefit of $4.2 million and $15.7 million for the three months ended March 31, 2023 and 2022, respectively. As a percentage of pre-tax income, our effective tax rate was (20.0)% and (22.0)% for the three months ended March 31, 2023 and 2022, respectively. In the three months ended March 31, 2023 and 2022, the primary difference between the statutory rate and the effective rate relates to the release of valuation allowances on our deferred tax assets.
At March 31, 2023, the gross liability for income taxes associated with uncertain tax positions was $27.3 million. Of this amount, $10.9 million would benefit our condensed consolidated financial statements and effective income tax rate if favorably settled. We recognize interest and penalties related to income tax matters in income tax expense.
Note 11. Commitments & Contingencies
Legal Matters
We are subject to routine legal claims, proceedings, and investigations associated with the normal conduct of our business activities, including commercial disputes and employment matters. From time to time we also receive information claiming that products we sell infringe or may infringe patent, trademark, or other intellectual property rights of third parties. One or more such claims of potential infringement could lead to litigation, the need to obtain licenses, the need to alter a product to avoid infringement, a settlement or judgment, or some other action or material loss, which could adversely affect our overall ability to protect our product designs and ultimately limit our future success in the marketplace. Additionally, we are occasionally subject to non-routine claims, proceedings, or investigations.
We regularly assess such matters to determine the degree of probability that we will incur a material loss as a result of such matters, as well as the range of possible loss. An estimated loss contingency is accrued in our financial statements if it is probable we will incur a loss and the amount of the loss can be reasonably estimated. Historically, the claims, proceedings, and investigations brought against us, individually and in the aggregate, have not had a material adverse effect on our consolidated results of operations, cash flows or financial position. However, it is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. Consequently, we are unable to estimate the ultimate aggregate amount of monetary loss, amounts covered by insurance, or the financial impact that will result from such matters. In addition, we cannot assure that we will be successful in our defense of those matters, or that any amounts accrued in relation to a potential loss are sufficient.

Unconditional Purchase Obligations
During the normal course of business, we enter into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, and intellectual property licensing agreements pursuant to which we are required to pay royalty fees. The amounts listed below approximate the minimum purchase obligations we are obligated to pay under these agreements. The actual amounts paid under some of the agreements may be higher or lower than these amounts due to the variable nature of these obligations.
As of March 31, 2023, the minimum obligation we are required to pay under these agreements over the next five years and thereafter is as follows (in millions):

Remainder of 2023	$50.8
2024	27.8
2025	18.3
2026	12.6
2027	5.6
Thereafter	—
$115.1
Our minimum capital commitment related to lease agreements for Topgolf venues under construction, net of amounts reimbursed by third-party real estate financing partners, of $63.0 million is not reflected in this total. These commitments are generally outstanding for periods less than a year (see Note 3).
Other Contingent Contractual Obligations
During the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite and the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our consolidated financial statements. The fair value of indemnities, commitments and guarantees that we issued during the three months ending, and as of March 31, 2023, were not material to our financial position, results of operations, or cash flows.
Note 12. Share-Based Compensation
We granted the following awards under our stock compensation plans during the periods presented (in millions, except per share data):

	Three Months Ended March 31,
	2023		2022
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
Restricted stock units	0.6	$23.46	0.5	$23.43
Performance based restricted share unit awards (1)	0.6	$36.58	0.6	$30.73
(1) Weighted-average grant date fair value per share determined using Monte-Carlo valuation method.

Share-Based Compensation Expense
The table below summarizes total share-based compensation expense, net of estimated forfeitures, by award-type recognized in the condensed consolidated statement of operations for the periods presented (in millions):

	Three Months Ended March 31,
	2023	2022
Stock options	$0.1	$0.4
Restricted stock units	4.6	4.1
Restricted stock awards	0.2	0.4
Performance based restricted share unit awards	7.5	8.9
Total cost of share-based compensation included in income, before income tax	12.4	13.8
Income tax benefit	(3.0)	(3.3)
Total cost of share-based compensation, after tax	$9.4	$10.5
The table below summarizes total share-based compensation expense, net of estimated forfeitures, recognized for stock options, restricted stock awards, restricted stock units and performance-based restricted stock unit awards in the condensed consolidated statement of operations for the periods presented (in millions):

	Three Months Ended March 31,
	2023	2022
Cost of products	$0.4	$0.5
Selling, general and administrative expenses	10.8	12.8
Research and development expenses	0.5	0.4
Other venue expenses	0.7	0.1
Total cost of share-based compensation included in income, before income tax	12.4	13.8
Income tax benefit	(3.0)	(3.3)
Total cost of share-based compensation, after tax	$9.4	$10.5
Note 13. Fair Value of Financial Instruments
Fair Value Measurements
We measure our financial assets and liabilities at fair value on a recurring basis using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Authoritative guidance establishes three levels of the fair value hierarchy as follows:
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
Hedging instruments are re-measured on a recurring basis using broker quotes, daily market foreign currency rates, and interest rate curves as applicable (see Note 14) and are therefore categorized within Level 2 of the fair value hierarchy.

The following table summarizes the valuation of our foreign currency forward contracts and interest rate hedge agreements (see Note 14) that are measured at fair value on a recurring basis, and are classified within Level 2 of the fair value hierarchy as of March 31, 2023 and December 31, 2022 (in millions):

	Fair Value	Level 2
March 31, 2023
Foreign currency forward contracts—asset position	$3.4	$3.4
Foreign currency forward contracts—liability position	(5.9)	(5.9)
	$(2.5)	$(2.5)
December 31, 2022
Foreign currency forward contracts—asset position	$0.2	$0.2
Foreign currency forward contracts—liability position	(5.4)	(5.4)
Interest rate hedge agreements—asset position	7.2	7.2
	$2.0	$2.0
There were no transfers of financial instruments between the levels of the fair value hierarchy during the three and three months ended March 31, 2023 and 2022.
Disclosures about the Fair Value of Financial Instruments
Fair value of information was derived using Level 2 inputs of the fair value hierarchy and included quoted prices for similar instruments in active markets, quantitative pricing models, observable market borrowing rates, as well as other observable inputs and applicable valuation techniques. The table below presents information about the fair value of our financial liabilities, and is provided for comparative purposes only relative to the carrying values of our financial instruments recognized in the condensed consolidated balance sheets as of March 31, 2023 and consolidated balance sheets as of December 31, 2022 (in millions):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Asset-Based Revolving Credit Facility	$65.1	$65.1	$181.1	$181.1
2022 Japan ABL Facility	$45.2	$45.2	$38.2	$38.2
2023 Term Loan B	$1,250.0	$1,264.1	$—	$—
Convertible Notes	$258.3	$354.7	$258.3	$337.7
Equipment Notes	$25.6	$21.6	$27.8	$23.6
Mortgage Loans	$45.6	$53.2	$45.9	$55.3
Term Loan B	$—	$—	$432.0	$431.1
Topgolf Term Loan	$—	$—	$336.9	$337.1
Topgolf Revolving Credit Facility	$—	$—	$110.0	$110.0
During the three months ended March 31, 2023, we completed a modification of our U.S. Asset-Based Revolving Credit Facility, Term Loan B and Topgolf Credit Facilities. For further information about the modification of these facilities, see Note 5, “Financing Arrangements”.
Non-recurring Fair Value Measurements
We measure certain assets at fair value on a non-recurring basis at least annually or more frequently if impairment indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments that are written down to fair value when they are held for sale or determined to be impaired. We did not recognize any impairments during the three months ended March 31, 2023 and 2022.

Note 14. Derivatives and Hedging
We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates and interest rates during our normal course of business. We use designated cash flow hedges and non-designated hedges in the form of foreign currency forward contracts as part of our strategy to manage the exposure to fluctuations in foreign currency exchange rates and to mitigate the impact of foreign currency translation on transactions that are denominated primarily in Japanese Yen, British Pounds, Euros, Canadian Dollars, Australian Dollars and Korean Won. We also use interest rate swap contracts to mitigate the impact of variable interest rates on our long-term debt.
We only use foreign currency forward contracts and interest rate swap contracts to meet our objectives of minimizing variability in our operating results which may arise from changes in foreign exchange rates and interest rates, and we do not enter into either of these types of contracts for speculative purposes. We utilize counterparties for our derivative instruments that we believe are creditworthy at the time we enter into the transactions, and we closely monitor the credit ratings of these counterparties.
The following table summarizes the fair value of our derivative instruments as well as the location of the asset and/or liability on the condensed consolidated balance sheets as of March 31, 2023 and consolidated balance sheets as of December 31, 2022 (in millions):

	Balance Sheet Location	Fair Value of Asset Derivatives
		March 31, 2023	December 31, 2022
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$1.2	$0.1
Interest rate swap contract	Other current assets	—	4.4
Interest rate swap contract	Other assets	—	2.8
Total		$1.2	$7.3
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	2.2	0.1
Total asset position		$3.4	$7.4

	Balance Sheet Location	Fair Value of Liability Derivatives
		March 31, 2023	December 31, 2022
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$1.3	$2.6

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	4.6	2.8
Total liability position		$5.9	$5.4
Our derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although we have the legal right of offset under the master netting agreements, we have elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying condensed consolidated balance sheets as of March 31, 2023 and consolidated balance sheets as of December 31, 2022.

Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
We use foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate our foreign currency exposure from intercompany sales of inventory and intercompany expense reimbursements to our foreign subsidiaries. These contracts generally mature within 12 months to 15 months from their inception. As of March 31, 2023 and December 31, 2022, the notional amounts of our foreign currency forward contracts designated as cash flow hedge instruments were $107.5 million and $100.0 million, respectively.
    As of March 31, 2023, we recorded a net gain of $2.4 million in accumulated other comprehensive income related to foreign currency forward contracts. Of this amount, net gains of $1.3 million for the three months ended March 31, 2023, were removed from accumulated other comprehensive income and recognized in cost of products for the underlying sales that were recognized. Additionally, for the three months ended March 31, 2023, $1.0 million of net gains related to the amortization of forward points were removed from accumulated other comprehensive income and recognized in cost of products. Based on the current valuation of our foreign currency forward contracts, we expect to reclassify net losses of $1.3 million related to our foreign currency forward contracts from accumulated other comprehensive income into earnings over the course of the next 12 months.
    During the three months ended March 31, 2022, we recognized net gains of $0.4 million in cost of products related to our foreign currency forward contracts.
Interest Rate Swap Contract
We used an interest rate swap designated as a cash flow hedge in order to mitigate the risk of changes in interest rates associated with our variable-rate Term Loan B, which was replaced by our 2023 Term Loan B as part of our debt modification which occurred in March 2023 (see Note 5). As part of this modification, we entered into a termination agreement to unwind our existing interest rate swap, and as a result of the termination we received proceeds of $5.6 million. As of March 31, 2023, we have a deferred gain of $5.4 million recognized in other comprehensive income related to these proceeds, which will be amortized into interest expense over the remaining term of the contract.
During the three months ended March 31, 2023 and March 31, 2022, we recognized net gains of $0.9 million and net losses of $1.2 million in interest expense related to the interest rate swap contract, respectively.
The following tables summarize the net effect of all cash flow hedges for each of our derivative contracts on the condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2023	2022
Foreign currency forward contracts	$2.4	$1.0
Interest rate swap contract	(0.9)	7.1
	$1.5	$8.1

	Gain (Loss) Reclassified from Other Comprehensive Income into Earnings
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2023	2022
Foreign currency forward contracts	$1.3	$0.4
Interest rate swap contract	0.9	(1.2)
	$2.2	$(0.8)

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
We use foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate the exposure to fluctuations in foreign currency exchange rates due to the remeasurement of certain balance sheet payables and receivables denominated in foreign currencies, as well as gains and losses resulting from the translation of the operating results of our international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from inception. As of March 31, 2023 and December 31, 2022, the notional amounts of our foreign currency forward contracts used to mitigate the exposures discussed above were approximately $443.4 million and $162.9 million, respectively. We estimate the fair values of foreign currency forward contracts based on pricing models using current market rates, and record all derivatives on the balance sheet at fair value with the changes in fair value recorded in the condensed consolidated statements of operations. Foreign currency forward contracts are classified under Level 2 of the fair value hierarchy (see Note 13).
The following table summarizes the location of net gains and losses for each type of our derivative contracts recognized in the condensed consolidated statements of operations during the three months ended March 31, 2023 and 2022, respectively (in millions):

	Location of Net Gain Recognized in Income on Derivative Instruments	Amount of Net Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended March 31,
		2023	2022
Foreign currency forward contracts	Other income, net	$2.9	$13.2
In addition, during the three months ended March 31, 2023 and 2022, we recognized net foreign currency transaction losses of $2.5 million and $5.7 million, respectively, in our condensed consolidated statements of operations.
Note 15. Accumulated Other Comprehensive Income (Loss)
The following table details amounts reclassified from accumulated other comprehensive income (loss) and foreign currency translation adjustments for the three months ended March 31, 2023 (in millions):

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, December 31, 2022, after tax	$4.9	$(66.4)	$(61.5)
Change in derivative instruments	1.5	—	1.5
Net gains reclassified to cost of products	(1.3)	—	(1.3)
Net gains reclassified to interest expense	(0.9)	—	(0.9)
Income tax impact on derivative instruments	0.4	—	0.4
Foreign currency translation adjustments	—	5.3	5.3
Accumulated other comprehensive loss, March 31, 2023, after tax	$4.6	$(61.1)	$(56.5)
Note 16. Segment Information
We have three operating and reportable segments:
•Topgolf, which is primarily comprised of service revenues and expenses from our company-operated Topgolf venues, Toptracer ball-flight tracking technology, and WGT digital golf game;
•Golf Equipment, which is comprised of product revenues and expenses that encompass golf club and golf ball products, including Callaway Golf-branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata-branded golf balls and sales of pre-owned golf clubs; and

•Active Lifestyle, which is comprised of product revenues and expenses for the Jack Wolfskin outdoor apparel, gear and accessories business, the TravisMathew golf and lifestyle apparel and accessories business, the Callaway soft goods business and the OGIO business, which consists of golf apparel and accessories (including golf bags and gloves), and storage gear for sport and personal use. This segment also includes royalties from licensing of our trademarks and service marks for various soft goods products.
There were no significant intersegment transactions during the three months ended March 31, 2023 or 2022.
The following table contains information utilized by management to evaluate our operating segments for the interim periods presented (in millions):

	Three Months Ended March 31,
	2023	2022
Net revenues:
Topgolf	$403.5	$322.0
Golf Equipment	443.7	468.0
Active Lifestyle	320.2	250.2
Total net revenues	$1,167.4	$1,040.2

Segment operating income:
Topgolf	$2.8	$6.5
Golf Equipment	81.6	100.8
Active Lifestyle	37.3	26.7
Total segment operating income	121.7	134.0
Reconciling items(1)	(41.2)	(39.7)
Total operating income	80.5	94.3
Interest expense, net	(49.6)	(31.4)
Other income, net	(10.1)	8.1
Total income before income taxes	$20.8	$71.0

Additions to long-lived assets:
Topgolf	$133.2	$120.1
Golf Equipment	3.4	5.3
Active Lifestyle	3.4	3.6
Total additions to long-lived assets	$140.0	$129.0

(1) Reconciling items include corporate general and administrative expenses not utilized by management in determining segment profitability as well as the amortization and depreciation of acquired intangible assets and purchase accounting adjustments. The amount for 2023 includes costs associated with the implementation of new IT systems. The amount for 2022 includes costs associated with the implementation of new IT systems, legal and credit agency fees related to a postponed debt refinancing, in addition to charges related to the suspension of the Jack Wolfskin retail business in Russia due to the Russia-Ukraine war.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this report, and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023. Interim operating results are not necessarily indicative of operating results that may be expected for the year ending December 31, 2023, or any other future periods. See “Important Notice to Investors Regarding Forward-Looking Statements” on page 2 of this report. References to the “Company,” “Topgolf Callaway Brands,” “we,” “our,” or “us” in this report refer to Topgolf Callaway Brands Corp., together with our wholly-owned subsidiaries.
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance accounting principles generally accepted in the United States of America (“GAAP”), we have also included supplemental information concerning our financial results on a non-GAAP basis. This non-GAAP information includes the following:
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
We have included information in this report to reconcile non-GAAP information for the periods presented to the most directly comparable GAAP information. Non-GAAP information in this report should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP and may also be inconsistent with the manner in which similar measures are derived or used by other companies. We use such non-GAAP information for financial and operational decision-making purposes and as a means to evaluate the underlying performance of our business and/or in forecasting our business. We believe that the presentation of such non-GAAP information, when considered in conjunction with the most directly comparable GAAP information, provides additional useful information for investors in their assessment of the underlying performance of our business.
Operating Segments and Seasonality
We are a technology-enabled modern golf company delivering leading golf equipment, apparel and entertainment, with a portfolio of global brands including Topgolf, Callaway Golf, Odyssey, TravisMathew, Jack Wolfskin, OGIO, Toptracer and World Golf Tour (“WGT”). Our products and brands are reported under our Topgolf, Golf Equipment, and Active Lifestyle operating segments.
Topgolf
Our Topgolf operating segment is primarily comprised of company-operated domestic and international Topgolf venues, which are equipped with technology-enabled hitting bays, multiple bars, dining areas and event spaces. Our company-operated venues also offer advertising partnerships to corporate sponsors to feature their names and logos at Topgolf venues and on other media platforms. Revenue from company-operated venues is primarily derived from the sale of food and beverage, gameplay, and events. As of March 31, 2023, we had 78 company-operated Topgolf venues, one company-operated Topgolf lounge in the United States and four company-operated venues in the United Kingdom. In addition to our company-operated venues, we also have five international franchised Topgolf venues from which we receive royalties.
The Topgolf operating segment also includes other business lines comprised of our Toptracer ball-flight tracking technology as well as the WGT digital golf game. The Toptracer ball-flight tracking technology is used by independent driving ranges, as well as in many of our company-operated and franchised Topgolf venues in order to enhance the Topgolf gaming experience. The WGT digital golf game is an online multiplayer virtual golf game that enables players to gather online as a community and participate in simulated photorealistic gameplay on world-famous golf courses.

Operating results for our Topgolf operating segment fluctuate from quarter to quarter due to seasonal factors. Historically, our venues experience nominally higher second and third quarter revenues associated with the spring and summer, while the first and fourth quarters have historically had lower revenues, with the first quarter being the lowest, due to cooler temperatures and fewer corporate events. Seasonality is expected to be a factor in Topgolf’s results of operations, and as a result, factors such as adverse weather may impact peak seasons at our venues, which may have a disproportionate effect on our operating results.
Revenue growth and profitability related to our Topgolf venues are impacted by same venue sales. Same venue sales is defined as sales for the comparable venue base, which includes new venues that have 24 full fiscal months of operations. Same venue sales is a key performance indicator used within our industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.
Previously, our Topgolf subsidiary operated on a 52- or 53-week retail calendar year, which ended on the Sunday closest to December 31. As of April 4, 2022, Topgolf began operating on a fiscal year calendar, which ends on December 31. As such, Topgolf financial information included in our condensed consolidated financial statements for the three months ended March 31, 2022 is for the period beginning January 3, 2022 and ending April 3, 2022.
Golf Equipment
Our Golf Equipment operating segment is comprised of Callaway Golf-branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, and Callaway Golf and Strata-branded golf balls, as well as the sale of pre-owned golf clubs. Our golf equipment products are designed to be technologically advanced for golfers of all skill levels, from beginner to professional.
In most of the regions where we conduct business, the game of golf is primarily played on a seasonal basis. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of our on-course customers closing during the cold weather months. In general, we launch new product for the new golf season during the first quarter of the year. This initial sell-in period typically continues into the second quarter, while third-quarter sales are generally dependent on reorder business, but may also include smaller new product launches. Fourth-quarter sales are generally less than the other quarters due to the end of the golf season in many of our key regions. In addition to this seasonality, our golf equipment sales may also be impacted by other factors, including the timing of new product introductions as well as weather conditions. As a result, a majority of our Golf Equipment sales, and most, if not all, of the profitability from our Golf Equipment operating segment generally occurs during the first half of the year.
Active Lifestyle
Our Active Lifestyle operating segment is comprised of Callaway Golf, TravisMathew, Jack Wolfskin and OGIO soft goods products, which are largely designed and developed internally. The Callaway Golf soft goods brand offers a full line of premium golf apparel, footwear, gear and accessories. TravisMathew offers a full line of premium golf and lifestyle apparel as well as footwear and accessories. Under the Jack Wolfskin brand, we offer a full line of premium outdoor apparel, gear and accessories. The OGIO brand offers a full line of premium personal storage gear for sport and personal use and accessories. On certain soft goods products, we receive royalties from the licensing of our trademarks and service marks.
Callaway Golf-branded golf apparel and accessories sales generally follow the same seasonality as golf equipment, and are therefore generally higher during the first half of the year. TravisMathew-branded products are more evenly spread throughout the year as the product line is generally lifestyle focused and not dependent on the seasonality of golf. Sales of Jack Wolfskin-branded products are higher during the second half of the year driven by stronger sales of its outerwear product lines during the cold-weather months.
For further information about our segments, see Note 16 “Segment Information” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Current Economic Conditions
A significant portion of our business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency rates can have a significant effect on our financial results. We enter into foreign currency forward contracts to mitigate the effects of changes in foreign currency rates. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency rates in the short-term, they do not eliminate those effects, which can be significant, and they do not mitigate their effects over the long-term. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies and (iii) the mark-to-market adjustments of our foreign currency forward contracts. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. For the three months ended March 31, 2023, foreign currency fluctuations had an unfavorable impact on international net revenues of $29.4 million relative to the same period in the prior year. We anticipate that changes in foreign currencies will continue to have a significant unfavorable impact on net revenues and operating results throughout the remainder of the year.
The impact from inflation in the first quarter of 2023 partially contributed to the increase in the cost of our products as well as operating costs, which we were able to partially offset by increasing the price of our products and services, and by having a higher mix of ocean freight versus air as the result of improvements in our supply chain. While we are generally able to offset these inflationary pressures, the length and severity of these conditions are unpredictable, and should conditions persist and/or worsen, such inflationary pressures may have an adverse effect on our operating expenses. Further, we may not be able to offset these increased costs through price increases and as a result, our cash flows and results of operations could be adversely affected.
During most of 2022, we experienced longer lead times on inventory shipments due to significant port delays and container shortages in the U.S. and internationally. As a result, we planned inventory purchases around these increased in-transit times in order to meet the heightened demand for our golf equipment and apparel products, and to also manage capacity at our suppliers by pulling-in inventory orders in preparation for the upcoming product launches. Over the past several months, inventory in-transit times and supply chain channels have increasingly improved, leading to the receipt of inventory orders earlier than anticipated, which has created an increase in our inventory levels as compared the same period in 2022. A majority of our current inventory on hand is for 2023 product and planned 2023 product launches.

Results of Operations
Net Revenues
Net revenues by operating segment for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 were as follows (in millions, except percentages):

	Three Months Ended March 31,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2022
	2023	2022	Dollars	Percent	Percent
Net revenues:
Topgolf	$403.5	$322.0	$81.5	25.3%	25.9%
Golf Equipment	443.7	468.0	(24.3)	(5.2)%	(1.5)%
Active Lifestyle	320.2	250.2	70.0	28.0%	32.1%
Total net revenues	$1,167.4	$1,040.2	$127.2	12.2%	15.1%

Net revenues for the three months ended March 31, 2023 increased $127.2 million (12.2%) as compared to the three months ended March 31, 2022. The increase was primarily related to growth in our Topgolf and Active Lifestyle operating segments which was driven by strong performance at newly opened Topgolf venues combined with increased same venue sales, and continued strong brand momentum in our Active Lifestyle business. These increases were partially offset by a $29.4 million negative impact from changes in foreign currency rates, and a 5.2% decrease in net revenues from our Golf Equipment business, primarily due to an inventory catch-up at retail during the first quarter of 2022 that did not occur in the first quarter of 2023 and foreign currency headwinds period over period. On a constant currency basis, net revenues for Golf Equipment decreased slightly by 1.5% period over period.
Net revenues by major geographic region for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 were as follows (in millions, except percentages):

	Three Months Ended March 31,		Growth		Non-GAAP Constant Currency Growth vs. 2022
	2023	2022	Dollars	Percent	Percent
Net revenues:
United States	$811.1	$709.4	$101.7	14.3%	14.3%
Europe	153.6	134.9	18.7	13.9%	21.3%
Asia	160.2	158.6	1.6	1.0%	11.6%
Rest of World	42.5	37.3	5.2	13.9%	20.6%
Total net revenues	$1,167.4	$1,040.2	$127.2	12.2%	15.1%
Revenues from our Topgolf operations are primarily concentrated in the United States and Europe, with the United States being our principal market. We sell our Golf Equipment products and Callaway Golf and OGIO Active Lifestyle products in the United States and internationally, with our principal international regions being Europe and Asia. Active Lifestyle revenues from our TravisMathew and Jack Wolfskin operations are largely concentrated in the United States and Europe, respectively.
United States
During the three months ended March 31, 2023, our net revenues in the United States increased $101.7 million (14.3%) compared to the three months ended March 31, 2022. This increase was primarily due to the growth and continued expansion of our Topgolf business, as well as growth and strong performance of our TravisMathew business, partially offset by a decline in Golf Equipment revenues.
Europe
During the three months ended March 31, 2023, net revenues in Europe increased $18.7 million (13.9%) compared to the three months ended March 31, 2022. This increase was primarily driven by the strong performance of our Jack Wolfskin business, partially offset by the unfavorable impact of changes in foreign currency rates of $10.1 million and a slight decline in Golf Equipment revenues.
Asia
During the three months ended March 31, 2023, net revenues in Asia increased $1.6 million (1.0%) compared to the three months ended March 31, 2022. The increase was primarily due to strong demand for our equipment and apparel products, largely offset by the unfavorable impact of changes foreign currency rates of $16.8 million.
Rest of World
During the three months ended March 31, 2023, our net revenues in Rest of World increased $5.2 million (13.9%) compared to the three months ended March 31, 2022, primarily due to strength in the Canada business for our golf equipment products, partially offset by the unfavorable impact of changes in foreign currency rates of $2.5 million.

Costs and Expenses (in millions, except percentages)

	Three Months Ended March 31,		Increase/(Decrease)
	2023	2022	Amount	Percent
Costs and expenses:
Cost of products	$442.0	$411.8	$30.2	7.3%
Cost of services, excluding depreciation and amortization	44.4	39.0	5.4	13.8%
Other venue expense	305.5	230.4	75.1	32.6%
Selling, general and administrative expense	268.5	243.1	25.4	10.4%
Research and development expense	22.8	17.5	5.3	30.3%
Venue pre-opening costs	3.7	4.1	(0.4)	(9.8)%
Total costs and expenses	$1,086.9	$945.9	$141.0	14.9%
Cost of Products
During the three months ended March 31, 2023 costs of products increased $30.2 million (7.3%) compared to the three months ended March 31, 2022. Generally, our cost of products are highly variable in nature and this increase primarily reflects increased sales volumes in Active Lifestyle driven by TravisMathew and Jack Wolfskin.
Cost of Services, Excluding Depreciation and Amortization
Cost of services includes the cost of food and beverage sold in our Topgolf venues as well as certain costs associated with the licensing of our Toptracer ball-flight tracking technology. Cost of services excludes employee costs as well as depreciation and amortization. During the three months ended March 31, 2023, cost of services increased $5.4 million (13.8%) compared to the same period in 2022, which was primarily due to the opening of 11 new company-operated Topgolf venues since March 2022.
Other Venue Expense
Other venue expense consists of depreciation and amortization, employee costs, rent, utilities, and other costs associated with Topgolf venues. During the three months ended March 31, 2023, other venue expense increased by $75.1 million (32.6%) compared to the same period in 2022 primarily due to the addition of 11 new company-operated Topgolf venues since March 31, 2022, in addition to higher wages and a planned increase in marketing costs.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expenses primarily consist of employee costs, advertising and promotional expense, legal and professional fees, tour expenses, travel expenses, building and rent expenses, depreciation charges (excluding those related to manufacturing, distribution, and venue operations), amortization, and other miscellaneous expenses. During the three months ended March 31, 2023, SG&A expenses increased by $25.4 million (10.4%) compared to the same period in 2022. The increase was primarily driven by initiatives to support the overall growth in the business, including increases of $10.6 million in employee costs due to increased headcount and the overall increase in labor costs, $6.3 million in advertising and marketing & promotional costs associated with new marketing campaigns, and $4.0 million in depreciation and amortization charges due to an overall increase in capital expenditures.
Research and Development Expense
Research and development expenses are comprised of costs to design, develop, test or improve our products and technology, and primarily include employee costs of personnel engaged in research and development activities, research costs and depreciation expense. Research and development expenses increased $5.3 million (30.3%) during the three months ended March 31, 2023 compared to three months ended March 31, 2022, primarily due to an increase in employee costs resulting from increased headcount.

Venue Pre-Opening Costs
Venue pre-opening costs are primarily related to the costs associated with activities prior to the opening of new company-operated Topgolf venues, and consist of, but are not limited to, labor, rent and occupancy costs, and travel and marketing expenses. These costs may fluctuate based on the planned timing, size and location of new venues. During the three months ended March 31, 2023, venue pre-opening costs decreased $0.4 million (9.8%) as compared to the three months ended March 31, 2022, as the timing of venue openings was relatively consistent with the prior year, with most venue openings planned for the back half of the year.
Other Income and Expense (in millions, except percentages)

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
Other income and expenses:
Interest expense, net	$(49.6)	$(31.4)	$(18.2)	58.0%
Other (expense) income	(10.1)	8.1	(18.2)	(224.7)%
Total other (expense) income, net	$(59.7)	$(23.3)	$(36.4)	156.2%
Interest expense, net increased $18.2 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to higher outstanding balances and increased interest rates on our term loans and senior secured asset-based revolving credit facilities, as well as increases in deemed landlord financing (“DLF”) interest for Topgolf related to an overall increase in DLF obligations.
Other (expense) income, increased $18.2 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the recognition of debt modification losses in connection with our 2023 debt modification, combined with a net decrease in foreign currency exchange gains.
Income Taxes
The benefit for income taxes decreased $11.5 million to $4.2 million for the three months ended March 31, 2023, compared to $15.7 million in the comparable period of 2022. As a percentage of pre-tax income, our effective tax rate for the three months ended March 31, 2023 increased to a benefit of 20.0% compared to a benefit of 22.0% in the comparable period of 2022. Our effective tax rate for the three months ended March 31, 2023 and 2022 was impacted by the partial release of valuation allowances on our deferred tax assets and other nonrecurring items. Excluding these items, our effective tax rate would have been 22.1% for the three months ended March 31, 2023, compared to 15.6% for the same period in 2022. For further discussion see Note 10 “Income Taxes” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Net Income
Net Income
Net income for the three months ended March 31, 2023 decreased to $25.0 million compared to $86.7 million for the three months ended March 31, 2022. Diluted earnings per share decreased by $0.31 to $0.13 per share during the first three months of 2023 compared to $0.44 during the same period in 2022. Fully diluted shares for the three months ended March 31, 2023 were 201.5 million shares of common stock compared to 200.8 million shares for the same period in 2022. On a non-GAAP basis, excluding the items described in the table below, our net income and diluted earnings per share for the three months ended March 31, 2023 would have been $33.2 million and $0.17 per share, respectively, compared to $70.9 million and $0.36 per share, respectively, for the same period in 2022. The decrease in non-GAAP net income for the three months ended March 31, 2023 was due to a $15.0 million (14.2%) decrease in operating income, combined with an increase of $26.3 million in other expense, which was driven by higher interest rates and increased interest related to new Topgolf venues, in addition to a decrease in net foreign currency hedge gains.
The following tables present a reconciliation of our results for the three months ended March 31, 2023 and 2022 to our non-GAAP results for the same periods (in millions, except per share information):

	Three Months Ended March 31, 2023
	GAAP	Non-Cash Acquisition Amortization and Depreciation(1)	Non-Recurring Items(2)	Tax Valuation Allowance(3)	Non-GAAP
Net income (loss)	$25.0	$(6.0)	$(10.5)	$8.3	$33.2
Diluted earnings (loss) per share(5)	$0.13	$(0.03)	$(0.05)	$0.04	$0.17
Weighted-average shares outstanding	201.5	201.5	201.5	201.5	201.5

	Three Months Ended March 31, 2022
	GAAP	Non-Cash Acquisition Amortization and Depreciation(1)	Non-Recurring Items(4)	Tax Valuation Allowance(3)	Non-GAAP
Net income (loss)	$86.7	$(4.3)	$(6.4)	$26.5	$70.9
Diluted earnings (loss) per share(5)	$0.44	$(0.02)	$(0.03)	$0.13	$0.36
Weighted-average shares outstanding	200.8	200.8	200.8	200.8	200.8

(1) Includes the amortization and depreciation of acquired intangible assets and purchase accounting adjustments.
(2) Primarily includes $2.0 million in legal and credit agency fees related to our 2023 debt modification, $1.2 million in IT integration and implementation costs stemming from acquisitions, and $10.5 million in losses associated with the write-off of unamortized debt issuance costs combined with nonrecurring expenses in connection with the 2023 debt modification.

(3) Related to the release of tax valuation allowances that were recorded in connection with the merger with Topgolf.
(4) Primarily includes $3.8 million in non-cash asset write-downs related to our Jack Wolfskin retail operations in Russia, $2.7 million in credit agency and legal fees related to the postponement of our debt refinancing, and $0.4 million in IT integration and implementation costs stemming from acquisitions.

(5) Periodic interest expense related to the 2020 Convertible Notes is excluded from the calculation of net income for the purpose of calculating diluted earnings per share.

Operating Segment Results for the Three Months Ended March 31, 2023 and 2022 (in millions, except percentages)

	Three Months Ended March 31,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2022(1)
	2023	2022	Dollars	Percent	Percent
Net revenues:
Venues	$386.7	$306.5	$80.2	26.2%	26.6%
Other business lines	16.8	15.5	1.3	8.4%	12.3%
Topgolf	403.5	322.0	81.5	25.3%	25.9%
Golf clubs	350.8	370.4	(19.6)	(5.3)%	(1.3)%
Golf balls	92.9	97.6	(4.7)	(4.8)%	(2.5)%
Golf Equipment	443.7	468.0	(24.3)	(5.2)%	(1.5)%
Apparel	176.1	138.4	37.7	27.2%	32.2%
Gear, accessories, & other	144.1	111.8	32.3	28.9%	32.1%
Active Lifestyle	320.2	250.2	70.0	28.0%	32.1%
Total net revenues	$1,167.4	$1,040.2	$127.2	12.2%	15.1%

Segment operating income:
Topgolf	$2.8	$6.5	$(3.7)	(56.9)%
Golf Equipment	81.6	100.8	(19.2)	(19.0)%
Active Lifestyle	37.3	26.7	10.6	39.7%
Total segment operating income	121.7	134.0	(12.3)	(9.2)%
Reconciling Items(2)	(41.2)	(39.7)	(1.5)	3.8%
Total operating income	80.5	94.3	(13.8)	(14.6)%
Interest expense, net	(49.6)	(31.4)	(18.2)	58.0%
Other income, net	(10.1)	8.1	(18.2)	(224.7)%
Total income before income taxes	$20.8	$71.0	$(50.2)	(70.7)%

(1) Calculated by applying 2022 exchange rates to 2023 reported sales in regions outside the United States.
(2) Reconciling items include corporate general and administrative expenses not utilized by management in determining segment profitability, non-cash amortization expense of intangible assets in connection with the acquisitions of OGIO, TravisMathew, and Jack Wolfskin, costs associated with the one-time implementation of new IT systems stemming from acquisitions, charges related to the suspension of the Jack Wolfskin Russia retail business due to the Russia-Ukraine war, and legal and credit agency fees related to debt refinancing.

Topgolf
During the three months ended March 31, 2023, Topgolf net revenues increased $81.5 million (or 25.3%) and operating income decreased $3.7 million (or 56.9%), both compared to the same period in 2022. The increase in net revenues was due to the opening of 11 new Company-owned and operated venues since March 2022, combined with an increase in same venue sales, which was primarily driven by strong walk-in traffic and price increases. The decrease in segment operating income is primarily due to a planned increase in marketing expenses associated with national marketing campaigns, in addition to higher labor costs.
Golf Equipment
During the three months ended March 31, 2023, Golf Equipment net revenues and segment operating income decreased $24.3 million (5.2%) and $19.2 million (19.0%), respectively, compared to the same period in 2022. The decrease in net revenues was primarily due to retail fill-in during the first quarter of 2022 to restock low inventory levels resulting from increases in demand accompanied by supply chain constraints, combined with the unfavorable impact of changes in foreign currency rates period over period. The decrease in segment operating income was primarily due to unfavorable foreign currency exchange, partially offset by price increases and decreased freight costs.

Active Lifestyle
During the three months ended March 31, 2023, Active Lifestyle net revenues and segment operating income increased $70.0 million (28.0%) and $10.6 million (39.7%), respectively, compared to the same period in 2022. These increases were primarily due to a $37.7 million (or 27.2%) increase in apparel sales driven by strong brand momentum at TravisMathew and Jack Wolfskin, and a $32.3 million (or 28.9%) increase in sales of gear, accessories and other. The increase in segment operating income reflects the increase in revenue combined with a favorable shift in freight costs, which more than offset the unfavorable impact of changes in foreign currency rates period over period.
Financial Condition
Our cash and cash equivalents increased $0.4 million to $180.6 million at March 31, 2023 from $180.2 million at December 31, 2022. The increase in cash and cash equivalents during the three months ended March 31, 2023 was primarily related to cash provided by financing activities of $273.4 million, partially offset by cash used in operating activities of $152.1 million and cash used in investing activities of $139.9 million. During the three months ended March 31, 2023, we used our cash and cash equivalents as well as cash provided by financing activities, which was primarily related to the net proceeds received from refinancing our credit facilities in the first quarter of 2023 in addition to proceeds from lease financings, to fund our operations and invest in the expansion of the Topgolf business and other capital expenditures. We believe that our existing funds and existing sources of and access to capital and any future financings, as necessary, are adequate to fund our future operations. For further information related to our financing arrangements, see Note 5 “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q.
Our accounts receivable balance fluctuates throughout the year as a result of the general seasonality of our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, accounts receivable are generally the highest during the first and second quarters during the seasonal peak in the golf industry, and generally decline significantly during the third and fourth quarters as a result of an increase in cash collections combined with lower seasonal sales. Our Active Lifestyle accounts receivable balances are generally higher during the third and fourth quarters, primarily due to the seasonal concentration of sales for the Jack Wolfskin business during the fall and winter seasons. Our Topgolf venue business primarily records revenue and collects payment at point-of-sale, therefore, Topgolf’s accounts receivable balance is smaller than our other business segments and primarily consists of media sponsorship receivables. As of March 31, 2023, our consolidated net accounts receivable increased to $454.8 million from $167.3 million at December 31, 2022. The increase reflects the seasonal increase in golf equipment sales. Net accounts receivable as of March 31, 2023 increased $41.7 million compared to March 31, 2022 primarily resulting from a shift in the timing of sales in the first quarter of 2023, which were higher in the back-half of the quarter compared to the first quarter of 2022, combined with the increase in revenues in the Active Lifestyle business.
Our inventory balance fluctuates throughout the year as a result of the general seasonality of certain operating segments within our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, the buildup of inventory generally begins during the fourth quarter and continues into the first quarter and beginning of the second quarter in order to meet increased demand during the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Active Lifestyle inventory levels start to increase during the second quarter and continue to increase into the third and fourth quarters primarily due to the seasonal nature of our Jack Wolfskin business, whose products are significantly geared towards the fall and winter seasons. Topgolf is primarily a services business with lower inventory balances than our other business segments, with the inventory balances primarily consisting of food and beverage as well as retail merchandise and Toptracer inventory. Our inventory decreased $29.4 million to $929.8 million as of March 31, 2023 compared to December 31, 2022 due to the first quarter sell-in of new product launches. Our inventory increased $377.4 million as of March 31, 2023 compared to March 31, 2022. This increase was impacted by longer lead times on inventory shipments and port delays in the first quarter of 2022. During the second quarter of 2022 and over the balance of the year, inventory in-transit times and supply chain channels significantly improved, which lead to the receipt of inventory orders earlier than anticipated and resulted in an increase in inventory levels. A majority of this inventory was for our planned 2023 product launches and to support strong demand for our golf equipment and apparel products.

Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, funds expected to be generated from operations and available funds from our credit facilities. Based on our current cash balances, estimates of funds expected to be generated from operations, and the current and projected availability under current or future credit facilities, we believe we will be able to finance current and planned operating requirements, capital expenditures, required debt repayments and contractual obligations and commercial commitments for at least the next 12 months from the issuance date of this Form 10-Q.
Our ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for our products, supply chain challenges, foreign currency exchange rates, and other risks and uncertainties applicable to us and our business (see “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022).
On March 16, 2023, we completed a comprehensive plan to refinance and modify our capital structure in order to extend our debt maturities, reduce our borrowing costs and improve our liquidity, as well as simplify and unify our financial reporting. As a result, we entered into a new $1,250.0 million secured Term Loan B which matures on March 16, 2030. We used a portion of the proceeds to payoff our then existing Term Loan B facility of $432.0 million and Topgolf credit facilities of $504.1 million. In addition to the modification of our Term Loan B, we also extended and increased the existing $400.0 million ABL facility with a new $525.0 million senior secured ABL revolving credit facility which matures on March 16, 2028. As of March 31, 2023, we had $626.1 million in cash and availability under our credit facilities, which is an increase of $50.5 million compared to March 31, 2022. Information about our credit facilities and long-term debt is presented in Note 5 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by this reference.
As of March 31, 2023, approximately 66% of our cash was held in regions outside of the United States. We continue to maintain our indefinite reinvestment assertion with respect to most jurisdictions in which we operate because of local cash requirements to operate our business. If we were to repatriate cash to the United States outside of settling intercompany balances, we may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against our U.S. tax liability, if any. Additionally, we may need to pay certain state income taxes.

Significant Cash Obligations
The table below summarizes certain significant cash obligations as of March 31, 2023 that will affect our future liquidity. We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements.

	Payments Due By Period
	Total	Remainder of 2023	2024 - 2025	2026 - 2027	Thereafter
	(in millions)
Long-term debt(1)	$1,583.0	$16.2	$39.4	$291.9	$1,235.5
Interest payments relating to long-term debt(2)	654.0	89.8	193.0	166.5	204.7
Finance leases, including imputed interest(3)	634.6	8.0	29.3	30.2	567.1
Operating leases, including imputed interest(4)	2,431.1	108.3	306.9	292.3	1,723.6
DLF obligations(5)	2,975.0	36.6	113.2	116.8	2,708.4
Minimum lease payments for leases signed but not yet commenced(6)	1,005.5	2.9	41.7	41.7	919.2
Capital commitments(7)	2.4	1.3	1.1	—	—
Unconditional purchase obligations(8)	115.1	50.8	46.1	18.2	—
Uncertain tax contingencies(9)	12.9	1.8	6.7	3.4	1.0
Total	$9,413.6	$315.7	$777.4	$961.0	$7,359.5

(1) Excludes unamortized debt discounts, unamortized debt issuance costs, and fair value adjustments. For further details, see Note 5 “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(2) Long-term debt may have fixed or variable interest rates. For further details, see Note 5 “Financing Arrangements,” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(3) Represents future minimum payments under financing leases. For further details, see Note 3 “Leases” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(4) Represents commitments for minimum lease payments under non-cancellable operating leases. For further details, see Note 3 “Leases” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(5) Represents DLF obligations in connection with the construction of Topgolf venues. For further details, see Note 3 “Leases” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(6) Represents future minimum lease payments under lease agreements that have not yet commenced as of March 31, 2023 in relation to future Topgolf facilities. For further discussion, see Note 3 “Leases” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(7) Represents capital expenditure commitments under lease agreements for Topgolf venues under construction that have been signed as of March 31, 2023.
(8) During the normal course of business, we enter into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, and intellectual property licensing agreements pursuant to which we are required to pay royalty fees. The amounts listed above approximate the minimum purchase obligations the we are obligated to pay under these agreements over the next five years and thereafter as of March 31, 2023. The actual amounts paid under some of the agreements may be higher or lower than these amounts. In addition, we also enter into unconditional purchase obligations with various vendors and suppliers of goods and services during the normal course of business through purchase orders or other documentation or that are undocumented except for an invoice. For further details, see Note 11 “Commitments & Contingencies” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(9) Amounts represent current and non-current portions of uncertain income tax positions as recorded on our Condensed Consolidated Balance Sheets as of March 31, 2023. Amounts exclude uncertain income tax positions that we would be able to offset against deferred taxes. For further discussion, see Note 10. “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

During the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of Company products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to us or based on the negligence or willful misconduct, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, we have made contractual commitments to each of our officers and certain other employees providing for severance payments upon the termination of employment. We have also issued guarantees in the form of a standby letter of credit primarily as security for contingent liabilities under certain workers’ compensation insurance policies.

The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our financial condition. The fair value of indemnities, commitments and guarantees that we issued during the three months ended March 31, 2023 was not material to our financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, our liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that we are subject to from time to time (see Note 11 “Commitments & Contingencies” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and “Legal Proceedings” in Part II, Item 1 of this Form 10-Q).
We have no material off-balance sheet arrangements.
Capital Expenditures
Total estimated capital expenditures for the year ending December 31, 2023, are expected to be approximately $270.0 million, comprised of $80.0 million for our legacy business and $190.0 million for the Topgolf business.
Critical Accounting Estimates
For the period ended March 31, 2023, there have been no material changes to our critical accounting estimates from the information reported in our Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We use derivative financial instruments to mitigate our exposure to changes in foreign currency exchange rates and interest rates. Transactions involving these financial instruments are with creditworthy banks, primarily banks that are party to our credit facilities (see Note 5 “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q). The use of these instruments exposes us to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.
Foreign Currency Fluctuations
Information about our foreign currency hedging activities is set forth in Note 14 “Derivatives and Hedging,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.
As part of our risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which we were exposed at March 31, 2023 through our foreign currency forward contracts.
At March 31, 2023, the estimated loss from our foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $96.4 million. We believe that such a hypothetical loss from our foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
The sensitivity analysis model is a risk analysis tool and does not purport to represent actual losses in earnings that we will incur, nor does it consider the potential effect of favorable changes in market rates. It also does not represent the maximum possible loss that may occur. Actual future gains and losses will differ from those estimated because of changes or differences in market rates and interrelationships, hedging instruments and hedge percentages, timing and other factors.

Interest Rate Fluctuations
We are exposed to interest rate risk from our credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 5 “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. Our long-term borrowing commitments are subject to interest rate fluctuations, which could be material to our cash flows and results of operations. In order to mitigate this risk, we enter into interest rate hedges and swaps as part of our interest rate risk management strategy. Information about our interest rate hedges and swaps is provided in Note 14 “Derivatives and Hedging” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on our cash flows and results of operations, we performed a sensitivity analysis as part of our risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $2.4 million over the 12-month period ending on March 31, 2023.
Inflation
The continued increase in inflation partially contributed to the increase in the cost of our products as well as operating costs. If the cost of our products, employee costs, or other costs continue to be subject to significant inflationary pressures, such inflationary pressure may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses. Further, we may not be able to offset these increased costs through price increases. As a result, our inability to quickly respond to inflation could harm our cash flows and results of operations in the future.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2023, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information set forth in Note 11 “Commitments & Contingencies,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, is incorporated herein by this reference.
Item 1A. Risk Factors
Certain Factors Affecting Topgolf Callaway Brands
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). Investors should consider the Risk Factors prior to making an investment decision with respect to our stock. There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2022 with respect to the Risk Factors.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In May 2022, our Board of Directors authorized a $100.0 million share repurchase program (the “2022 Repurchase Program”) under which we are authorized to repurchase shares of our common stock in the open market or in private transactions, subject to our assessment of market conditions and repurchase opportunities. We will assess market conditions, buying opportunities and other factors from time to time and will make strategic repurchases as appropriate. The repurchases will be made in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other factors, and the repurchases will be made consistent with the terms of our credit facilities, which define the amount of stock that can be repurchased. The repurchase program does not require us to acquire a specific number of shares and it will remain in effect until completed or until terminated by the Board of Directors. As of March 31, 2023, no repurchases have been made under the 2022 Repurchase Program.
The following table summarizes our purchases during the first quarter of 2023. These repurchases represent the number of shares we withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. Our repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended March 31, 2023
	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
January 1, 2023 - January 31, 2023	—	$—	—	$100,000,000
February 1, 2023 - February 28, 2023	297,289	23.32	—	100,000,000
March 1, 2023 - March 31, 2023	83,082	23.12	—	100,000,000
Total	380,371	$23.31	—	$100,000,000

(1) Total number of shares repurchased represent shares that we withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee equity-based incentive awards.

During the first quarter of 2023, we repurchased 380,371 shares of our common stock at an average cost per share of $23.31, for a total cost of $8.9 million, which were related to shares withheld to satisfy payroll tax withholding obligations as described above.
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

10.1
Seventh Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of February 14, 2023, by and among Topgolf Callaway Brands Corp., certain subsidiaries of Topgolf Callaway Brands Corp., the financial institutions party thereto from time to time as lenders and Bank of America, N.A., as administrative agent and security trustee, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 17, 2023 (file no. 1-10962).

10.2
Fifth Amended and Restated Loan and Security Agreement, dated as of March 16, 2023, by and among Topgolf Callaway Brands Corp., certain subsidiaries of Topgolf Callaway Brands Corp., the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as administrative agent and as security trustee. †

10.3
Credit Agreement, dated as of March 16, 2023, by and among Topgolf Callaway Brands Corp., the financial institutions party thereto from time to time as lenders, and Bank of America, N.A. as administrative agent and as a security trustee. †

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
Date: May 9, 2023