Form 10-Q
period 2023-06-30
Topgolf Callaway Brands Corp.
filed 2023-08-08
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2023, the number of shares outstanding of the Registrant’s common stock was 185,475,534.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “may,” “should,” “will,” “could,” “would,” “anticipate,” “plan,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results, performance, prospects or growth and scale opportunities including, but not limited to, statements relating to future industry and market conditions, strength and demand of our products and services, continued brand momentum, demand for golf and outdoor activities and apparel, continued investments in the business, increases in shareholder value, consumer trends and behavior, future industry and market conditions, Topgolf International, Inc. (“Topgolf”) venue/bay expansion plans, the strength of our brands, product lines and e-commerce business, geographic diversity, market recovery, availability of capital under our credit facilities, the capital markets or other sources, our conservation and cost reduction efforts, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax expense, the future impact of new accounting standards, the impacts of inflation and changes in foreign exchange rates, future prospects of our business, including TravisMathew, LLC (“TravisMathew”), OGIO International, Inc. (“OGIO”), JW Stargazer Holding GmbH (“Jack Wolfskin”) and Topgolf. These statements are based upon current information and our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:
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
•any unfavorable changes in trade or other policies, including restrictions on imports or an increase in import tariffs;
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

•any rule changes or other actions taken by the United States Golf Association or other golf associations that could have an adverse impact upon demand or supply of our products;
•our ability to protect our intellectual property rights;
•a decrease in participation levels in golf;
•the effect of terrorist activity, armed conflict, the conflict between Russia and Ukraine, natural disasters or pandemic diseases on the economy generally, on the level of demand for our products or on our ability to manage our supply and delivery logistics in such an environment; and
•the general risks and uncertainties applicable to us and our business.
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
Topgolf Callaway Brands Corp. Trademarks: The following marks and phrases, among others, are our trademarks: Alpha Convoy, Apex, Apex DCB, Apex TCB, Apex Tour, Apex UW, APW, Arm Lock, Backstryke, Batwing Technology, Big Bertha, Big Bertha B21, Big Bertha REVA, Big T, Bird of Prey, Black Series, Bounty Hunter, C Grind, Callaway, Callaway Capital, Callaway Golf, Callaway Media Productions, Callaway Super Hybrid, Callaway X, Capital, Chev, Chev 18, Chevron Device, Chrome Soft, Chrome Soft X, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, Dawn Patrol, Demonstrably Superior And Pleasingly Different, DFX, DSPD, Divine, Double Wide, Eagle, Engage, Epic, Epic Flash, Epic Max, Epic Max LS, Epic Speed, ERC, ERC Soft, Everyone’s Game, Exo, Cage, Fast Tech Mantle, Flash Face Technology, Flash Face, FT Optiforce, FT Performance, FT Tour, Fusion, Fusion Zero, GBB, GBB Epic, Gems, Golf Fusion, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Grom, Groove- In- Groove Technology, Heavenwood, Hersatility, Hex Aerodynamics, Hex Chrome, HX, Hyper Dry, Hyper-Lite, Hyper Speed Face, I.D. Ball, Jack Wolfskin, Jailbird, Jailbreak, Jailbreak AI Speed Frame, Jailbreak AI Velocity Blades, JAWS MD5, Jaws Raw, Jewel Jam, Kings of Distance, Legacy, Life On Tour, Longer From Everywhere, Lowrider, Luxe, Mack Daddy, Magna, Majestic, MarXman, Mavrik, MD3 Milled, MD4 Tactical, MD5, MD 5 Jaws, Metal-X, Microhinge Face Insert, Microhinge Star, Mission:Ambition, Nanuk, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Eleven, Odyssey Works, Offset Groove in Groove, Ogio, OGIO AERO, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO FUSE, OGIO ME, OGIO PACE, OGIO RENEGADE, OGIO RISE, OGIO SAVAGE, OGIO SHADOW, OGIO XIX, OptiColor, Opti Flex, Opti Grip, Opti Shield, OptiFit, OptiTherm, Opti Vent, ORG 7, ORG 14, ORG 15, Paradym, Paw Print, PRESTIGE 7, ProType, ⋅R, Rainspann, Red Ball, REVA, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shankstar, Shredder, Silencer, SLED, Slice Stopper, SoftFast, Solaire, Speed Cartridge, Speed Regime, Speed Step, Speed Tuned, Steelhead XR, Steelhead, Strata, Stroke Lab, Stronomic, Sub Zero, Superfast, Superhot, Supersoft, SureOut, Swing Suite, Tee Time Adventures, TM, Tank, Tank Cruiser, Tech Series, Teron, Texapore, TMCA, Thermal Grip, Toe Up, TopChallenge, TopChip, TopContender, TopDrive, TopGolf, TopGolf Crush, Topgolf Entertainment Group, TopGolf Media, Topgolf Shield Logo, TopLife, TopPressure, TopScore, TopScramble, TopShot, TopTracer, TopTracer Range, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, TravisMathew TM logo, Tri Hot, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Uptown, Versa, VFT, VTEC, W Grind, Warbird, Weather Series, Weather Spann, Wedgeducation, WGT, White Hot, White Hot OG, White Hot Tour, White Ice, WOODE, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, XACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series, X Spann, X Tech, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball.

TOPGOLF CALLAWAY BRANDS CORP.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$191.8	$180.2
Restricted cash	0.5	19.1
Accounts receivable, less allowances of $11.5 million and $10.8 million, respectively	397.2	167.3
Inventories	839.8	959.2
Prepaid expenses	67.7	57.1
Other current assets	160.9	136.0
Total current assets	1,657.9	1,518.9
Property, plant and equipment, net	2,003.1	1,809.6
Operating lease right-of-use assets, net	1,427.6	1,419.1
Tradenames and trademarks	1,416.6	1,412.7
Other intangible assets, net	83.8	91.0
Goodwill	1,984.2	1,983.7
Other assets, net	391.2	355.4
Total assets	$8,964.4	$8,590.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$444.6	$580.0
Accrued employee compensation and benefits	104.8	135.2
Asset-based credit facilities	96.5	219.3
Operating lease liabilities, short-term	80.4	76.4
Construction advances	72.0	35.4
Deferred revenue	98.5	94.9
Other current liabilities	35.8	35.0
Total current liabilities	932.6	1,176.2

Long-term debt, net (Note 5)	1,525.4	1,176.3
Operating lease liabilities, long-term	1,451.5	1,437.5
Deemed landlord financing obligations	765.8	658.0
Deferred taxes, net	77.7	117.5
Other long-term liabilities	278.7	250.6
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3.0 million shares authorized, none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 360.0 million shares authorized, and 186.2 million shares issued at June 30, 2023 and December 31, 2022	1.9	1.9
Additional paid-in capital	3,012.2	3,012.7
Retained earnings	994.9	852.5
Accumulated other comprehensive loss	(46.7)	(61.5)
Less: Common stock held in treasury, at cost, 1.5 million shares and 1.3 million shares at June 30, 2023 and December 31, 2022, respectively	(29.6)	(31.3)
Total shareholders’ equity	3,932.7	3,774.3
Total liabilities and shareholders’ equity	$8,964.4	$8,590.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues:
Products	$713.5	$716.6	$1,481.1	$1,439.0
Services	466.2	399.1	866.0	716.9
Total net revenues	1,179.7	1,115.7	2,347.1	2,155.9
Costs and expenses:
Cost of products	387.9	400.0	829.9	811.8
Cost of services, excluding depreciation and amortization	51.4	49.1	95.8	88.1
Other venue expense	317.1	262.2	622.6	492.6
Selling, general and administrative expense	279.6	252.6	548.1	495.7
Research and development expense	22.0	18.7	44.8	36.2
Venue pre-opening costs	5.7	4.1	9.4	8.2
Total costs and expenses	1,063.7	986.7	2,150.6	1,932.6
Income from operations	116.0	129.0	196.5	223.3
Interest expense, net	(51.7)	(32.5)	(101.3)	(63.9)
Other income (expense), net	7.3	11.8	(2.8)	19.9
Income before income taxes	71.6	108.3	92.4	179.3
Income tax (benefit) provision	(45.8)	2.9	(50.0)	(12.8)
Net income	$117.4	$105.4	$142.4	$192.1

Earnings per common share:
Basic	$0.63	$0.57	$0.77	$1.04
Diluted	$0.59	$0.53	$0.72	$0.97

Weighted-average common shares outstanding:
Basic	185.2	184.7	185.2	184.9
Diluted	201.3	200.6	201.4	200.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$117.4	$105.4	$142.4	$192.1
Other comprehensive income (loss):
Change in derivative instruments	12.5	4.1	11.8	13.0
Foreign currency translation adjustments	(1.7)	(33.2)	3.6	(46.6)
Comprehensive income, before income tax on other comprehensive income items	128.2	76.3	157.8	158.5
Income tax expense (benefit) on derivative instruments	1.0	(0.4)	0.6	(0.9)
Comprehensive income	$127.2	$76.7	$157.2	$159.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$142.4	$192.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	114.7	91.4
Lease amortization expense	48.3	42.2
Non-cash interest on financing and deemed landlord financed leases	13.6	6.2
Amortization of debt discount and issuance costs	3.4	4.9
Deferred taxes, net	(47.2)	(11.3)
Share-based compensation	24.8	27.0
Unrealized net losses (gains) on hedging instruments and foreign currency	3.5	(1.1)
Loss on debt modification	10.5	—
Other	1.1	—
Change in assets and liabilities:
Accounts receivable, net	(231.3)	(284.1)
Inventories	112.0	(95.8)
Leasing receivables	(7.6)	(12.9)
Other assets	1.5	(5.7)
Accounts payable and accrued expenses	(128.2)	66.8
Deferred revenue	4.6	(2.6)
Accrued employee compensation and benefits	(30.7)	(14.7)
Payments on operating leases	(41.6)	(32.0)
Income taxes receivable/payable, net	(17.8)	(16.5)
Other liabilities	2.2	(2.0)
Net cash used in operating activities	(21.8)	(48.1)
Cash flows from investing activities:
Capital expenditures	(262.6)	(243.0)
Asset acquisitions, net of cash acquired	(18.7)	—
Proceeds from government grants	3.0	—
Investment in golf-related ventures	(2.1)	—
Acquisition of intangible assets	(0.7)	—
Proceeds from sale of property and equipment	0.4	—
Net cash used in investing activities	(280.7)	(243.0)
Cash flows from financing activities:
Repayments of long-term debt	(782.0)	(82.3)
Proceeds from borrowings on long-term debt	1,224.8	60.0
(Repayments of) proceeds from credit facilities, net	(229.8)	95.4
Debt issuance cost	(1.3)	—
Payment on contingent earn-out obligation	—	(5.6)
Repayments of financing leases	(1.7)	(0.2)
Proceeds from lease financing	111.3	88.9
Exercise of stock options	3.7	0.1
Acquisition of treasury stock	(27.3)	(34.5)
Net cash provided by financing activities	297.7	121.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.1)	(5.5)
Net decrease in cash, cash equivalents and restricted cash	(6.9)	(174.8)
Cash, cash equivalents and restricted cash at beginning of period	203.4	357.7
Cash, cash equivalents and restricted cash at end of period	196.5	182.9
Less: restricted cash (1)	(4.7)	(4.6)
Cash and cash equivalents at end of period	$191.8	$178.3
Supplemental disclosures:
Cash paid for income taxes, net	$17.2	$17.8
Cash paid for interest	$86.7	$52.4
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$23.7	$25.8
Accrued capital expenditures	$42.3	$42.0
Financed additions of capital expenditures	$26.7	$12.8

(1) Includes $0.5 million and $0.6 million of short-term restricted cash and $4.2 million and $4.0 million of long-term restricted cash included in other assets for the periods ended June 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	186.2	$1.9	$3,012.7	$852.5	$(61.5)	(1.3)	$(31.3)	$3,774.3
Acquisition of treasury stock	—	—	—	—	—	(0.4)	(9.2)	(9.2)
Exercise of stock options	—	—	(1.2)	—	—	0.2	4.8	3.6
Compensatory awards released from restriction	—	—	(21.3)	—	—	0.9	21.3	—
Share-based compensation	—	—	12.4	—	—	—	—	12.4
Equity adjustment from foreign currency translation	—	—	—	—	5.3	—	—	5.3
Change in fair value of derivative instruments, net of tax	—	—	—	—	(0.3)	—	—	(0.3)
Net income	—	—	—	25.0	—	—	—	25.0
Balance at March 31, 2023	186.2	$1.9	$3,002.6	$877.5	$(56.5)	(0.6)	$(14.4)	$3,811.1
Acquisition of treasury stock	—	—	—	—	—	(1.0)	(18.1)	(18.1)
Exercise of stock options	—	—	(0.4)	—	—	—	0.5	0.1
Compensatory awards released from restriction	—	—	(2.4)	—	—	0.1	2.4	—
Share-based compensation	—	—	12.4	—	—	—	—	12.4
Equity adjustment from foreign currency translation	—	—	—	—	(1.7)	—	—	(1.7)
Change in fair value of derivative instruments, net of tax	—	—	—	—	11.5	—	—	11.5
Net income	—	—	—	117.4	—	—	—	117.4
Balance at June 30, 2023	186.2	$1.9	$3,012.2	$994.9	$(46.7)	(1.5)	$(29.6)	$3,932.7

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	186.2	$1.9	$3,051.6	$682.2	$(27.3)	(1.0)	$(25.5)	$3,682.9
Cumulative Impact of Accounting Standards Update 2020-06 adoption	—	—	(57.1)	12.4	—	—	—	(44.7)
Acquisition of treasury stock	—	—	—	—	—	(1.5)	(34.2)	(34.2)
Compensatory awards released from restriction	—	—	(24.0)	—	—	1.0	24.0	—
Share-based compensation	—	—	13.8	—	—	—	—	13.8
Equity adjustment from foreign currency translation	—	—	—	—	(13.4)	—	—	(13.4)
Change in fair value of derivative instruments, net of tax	—	—	—	—	9.4	—	—	9.4
Net income	—	—	—	86.7	—	—	—	86.7
Balance at March 31, 2022	186.2	$1.9	$2,984.3	$781.3	$(31.3)	(1.5)	$(35.7)	$3,700.5
Acquisition of treasury stock	—	—	0.2	—	—	—	(0.5)	(0.3)
Exercise of stock options	—	—	(0.2)	—	—	—	0.3	0.1
Compensatory awards released from restriction	—	—	(1.8)	—	—	0.1	1.8	—
Share-based compensation	—	—	13.2	—	—	—	—	13.2
Equity adjustment from foreign currency translation	—	—	—	—	(33.2)	—	—	(33.2)
Change in fair value of derivative instruments, net of tax	—	—	—	—	4.5	—	—	4.5
Net income	—	—	—	105.4				105.4
Balance at June 30, 2022	186.2	$1.9	$2,995.7	$886.7	$(60.0)	(1.4)	$(34.1)	$3,790.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. The Company and Basis of Presentation
The Company
Topgolf Callaway Brands Corp. (together with its wholly-owned subsidiaries, referred to as “we,” “our,” “us,” or “Topgolf Callaway Brands” unless otherwise specified), a Delaware corporation, is a leading modern golf and active lifestyle company that provides world-class golf entertainment experiences, designs and manufactures premium golf equipment, and sells golf and active lifestyle apparel and other accessories through our family of brand names, which include Topgolf, Callaway Golf, Odyssey, TravisMathew, Jack Wolfskin, OGIO, Toptracer and World Golf Tour (“WGT”).
Our products and brands are reported under three operating segments: Topgolf, which includes the operations of our company-operated Topgolf venues, Toptracer ball-flight tracking technology, and WGT digital golf game; Golf Equipment, which includes the operations of our golf clubs and golf balls business under the Callaway Golf and Odyssey brand names; and Active Lifestyle, which includes the operations of our soft goods business marketed under the Callaway, TravisMathew, Jack Wolfskin and OGIO brand names.
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
Our Topgolf subsidiary previously operated on a 52- or 53-week retail calendar year, which ended on the Sunday closest to December 31. As of April 4, 2022, Topgolf began operating on a fiscal year calendar ending on December 31. Therefore, Topgolf financial information included in our condensed consolidated financial statements for the three and six months ended June 30, 2022 was from April 4, 2022 through June 30, 2022, and January 3, 2022 through June 30, 2022, respectively. Beginning January 1, 2023, Topgolf financial information is reported on a calendar year basis.

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
Recently Issued Accounting Standards
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 clarifies the guidance in Topic 820 when measuring the fair value of an equity security that is subject to a contractual sale restriction, and also introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. This ASU did not have any impact on our consolidated financial statements or related disclosures.

Note 3. Leases
Sales-Type Leases
We enter into non-cancellable license agreements in our Topgolf operating segment that provide software and hardware to driving ranges, hospitality venues, and entertainment venues. These license agreements are classified as sales-type leases.
Leasing revenue from sales-type leases is included in service revenues within the condensed consolidated statements of operations. Leasing revenue from sales-type leases consists of the selling price and interest income as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales-type lease selling price(1)	$8.2	$11.4	$16.4	$18.5
Cost of underlying assets	(4.5)	(5.4)	(7.9)	(8.7)
Operating profit	$3.7	$6.0	$8.5	$9.8

Interest income	$1.4	$0.9	$2.7	$1.8

Total revenue attributable to sales-type leases	$9.6	$12.3	$19.1	$20.3

(1) Selling price is equal to the present value of lease payments over the non-cancellable term of the licensing agreement.
Leasing receivables related to our net investment in sales-type leases are as follows (in millions):

	Balance Sheet Location	June 30, 2023	December 31, 2022
Leasing receivables, net—short-term	Other current assets	$22.0	$17.5
Leasing receivables, net—long-term	Other assets	61.5	57.5
Total Leasing receivables		$83.5	$75.0

As of June 30, 2023, net maturities of sales-type lease receivables for the next five years and thereafter were as follows (in millions):

Remainder of 2023	$14.1
2024	27.2
2025	23.0
2026	16.1
2027	8.8
Thereafter	5.5
Total future lease proceeds	94.7
Less: imputed interest	11.2
Total	$83.5

Operating and Finance Leases
As a lessee, we lease office spaces, manufacturing plants, warehouses, distribution centers, company-operated Topgolf venues, vehicles and equipment, and retail and outlet locations under operating and financing leases.
DLF Agreements
We enter into deemed landlord financing (“DLF”) agreements to finance certain company-operated Topgolf venues. We work with third-party developers or real estate financing partners to acquire rights to land and fund the construction associated with certain venues under build-to-suit arrangements. While we seek to use financing partners, in certain instances, we typically fund a portion of the construction ourselves, and in some cases, all of the construction. In certain build-to-suit arrangements, we are deemed to have control of the underlying assets under construction and are therefore considered the accounting owner of these assets. At the end of the construction period, we complete an assessment to determine if control has transferred to the financing partner under a sale-leaseback arrangement. If control has not been transferred to our financing partner and the sale-leaseback fails, we reverse the construction advance accumulated during the construction phase and record a DLF obligation. When land is acquired directly or venue construction is self-financed, we may enter into arrangements to sell those assets and lease them back from a financing partner. In these cases, if control is not transferred upon the closing of the transaction and the commencement of the subsequent leaseback, we record a DLF obligation associated with the cash proceeds. Buildings capitalized in conjunction with these DLF obligations are depreciated, less their residual value, over the shorter period of 40 years or the lease term.
Supplemental balance sheet information related to our operating and financing right-of-use (“ROU”) assets and lease liabilities and DLF assets and obligations is as follows (in millions):

	Balance Sheet Location	June 30, 2023	December 31, 2022
Assets
Operating lease ROU assets, net	Operating lease ROU assets, net	$1,427.6	$1,419.1
Financing lease ROU assets, net	Other assets	$230.7	$215.7
DLF assets, net	Property, Plant & Equipment	$925.7	$813.2

Liabilities
Current
Operating lease liabilities, short-term	Operating lease liabilities, short-term	$80.4	$76.4
Financing lease liabilities, short-term	Accounts payable and accrued expenses	$1.5	$1.7
DLF obligations, short-term	Accounts payable and accrued expenses	$0.7	$2.4

Non-current
Operating lease liabilities, long-term	Operating lease liabilities, long-term	$1,451.5	$1,437.5
Financing lease liabilities, long-term	Other long-term liabilities	$247.2	$225.9
DLF obligations, long-term	Deemed landlord financing obligations	$765.8	$658.0

Leases Under Construction
Our minimum capital commitment for leases under construction, net of amounts reimbursed by third-party real estate financing partners, was approximately $48.0 million as of June 30, 2023. As we are actively involved in the construction of these properties, we recorded $175.6 million in construction costs within property, plant and equipment and $72.0 million in construction advances from the landlords in connection with these properties as of June 30, 2023. We determine the lease classification for properties currently under construction at the end of the construction period. Upon commencement, the initial base term of these leases is generally 20 years. As of June 30, 2023, we had $801.4 million of future lease obligations related to eight venues subject to non-cancellable leases that have been signed but have not yet commenced.

The components of lease expense included in our condensed consolidated statement of operations for the periods presented below are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs:
Amortization of ROU assets	$41.3	$48.4	$85.3	$85.8
Total operating lease costs	41.3	48.4	85.3	85.8
Financing lease costs:
Amortization of ROU assets	2.0	3.0	3.9	3.6
Interest on lease liabilities	3.7	2.1	7.3	4.2
Total financing lease costs	5.7	5.1	11.2	7.8
DLF obligation costs:
Depreciation of DLF assets	5.3	3.2	10.4	6.4
Interest on DLF obligations	16.2	10.7	31.4	20.8
Total DLF obligation costs	21.5	13.9	41.8	27.2
Variable lease costs	2.2	2.9	4.7	4.8
Total lease costs	$70.7	$70.3	$143.0	$125.6

Other information related to leases (in millions):

	Six Months Ended June 30,
Supplemental Cash Flows Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$77.1	$72.7
Operating cash flows from finance leases	$3.2	$3.1
Operating cash flows from DLF obligations	$21.8	$15.7
Financing cash flows from finance leases	$1.7	$0.2
Financing cash flows from DLF obligations	$5.1	$—

Lease liabilities arising from new ROU assets:
Operating leases	$42.2	$26.3
Financing leases	$17.4	$30.6
DLF obligations (1)	$101.6	$38.8

(1) During the course of the construction of our venues, certain financing partners remit funds directly to our construction vendors on our behalf rather than providing the construction advances directly to us. These funds are presented as non-cash investing and financing activities within our consolidated statement of cash flows. During the six months ended June 30, 2023, the amount contributed by these financing partners, in addition to accrued capitalized interest was $26.7 million. During the six months ended June 30, 2022, the amount contributed by these financing partners, in addition to accrued capitalized interest, was $12.8 million, which was corrected from $26.1 million, as previously reported.

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (years):
Operating leases	16.5	16.6
Financing leases	36.5	36.5
DLF obligations	38.2	38.5

Weighted average discount rate:
Operating leases	5.7%	5.6%
Financing leases	6.1%	6.1%
DLF obligations	8.9%	8.8%

As of June 30, 2023, our future minimum lease obligations were as follows (in millions):

	Operating Leases	Financing Leases	DLF Obligations	Total
Remainder of 2023	$69.7	$5.3	$25.1	$100.1
2024	158.7	14.4	60.5	233.6
2025	155.8	14.9	60.9	231.6
2026	151.3	15.0	61.9	228.2
2027	149.9	15.3	63.1	228.3
Thereafter	1,825.2	568.6	2,923.3	5,317.1
Total future lease payments	2,510.6	633.5	3,194.8	6,338.9
Less: imputed interest	978.7	384.8	2,428.3	3,791.8
Total	$1,531.9	$248.7	$766.5	$2,547.1
Note 4. Revenue Recognition
We primarily recognize revenue from the sale of our products and the operation of our venues. Revenue from product sales includes golf clubs, golf balls, lifestyle and outdoor apparel, gear and accessories, and golf apparel and accessories. We sell our products to customers, which include on- and off-course golf shops and national retail stores, and directly to consumers through our e-commerce business and at our apparel retail and venue locations. Our product revenue also includes royalty income from third parties from the licensing of certain soft goods products. Revenue from services primarily includes venue sales of food and beverage, fees charged for gameplay, the sale of game credits to guests, franchise fees, the sale of gift cards, sponsorship contracts, leasing revenue, non-refundable deposits received for venue reservations at Topgolf, and from our online multiplayer digital golf games.
Contracts with our customers for the purchase of our products are generally in the form of a purchase order. In certain cases, we enter into sales agreements which contain specific terms, discounts and allowances. We also enter into licensing agreements with certain distributors and, with respect to our Toptracer operations, driving ranges and hospitality and entertainment venues.
The following table presents our revenue disaggregated by major category and operating and reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Topgolf:
Venues	$453.2	$383.4	$839.9	$689.9
Other business lines	17.6	20.3	34.4	35.8
Total Topgolf	$470.8	$403.7	$874.3	$725.7

Golf Equipment:
Golf club	$340.3	$367.8	$691.1	$738.2
Golf ball	110.7	84.1	203.6	181.7
Total Golf Equipment	$451.0	$451.9	$894.7	$919.9

Active Lifestyle:
Apparel	$143.5	$136.9	$319.6	$275.3
Gear, accessories & other	114.4	123.2	258.5	235.0
Total Active Lifestyle	$257.9	$260.1	$578.1	$510.3

Total	$1,179.7	$1,115.7	$2,347.1	$2,155.9

Venue product sales at our Topgolf operating segment include the sale of golf clubs, golf balls, apparel, gear and accessories. During the three and six months ended June 30, 2023, venue product sales were $4.6 million and $8.3 million, respectively. During the three and six months ended June 30, 2022, venue product sales were $4.6 million and $8.8 million, respectively.
Product and Service Revenue
We sell our Golf Equipment products and Active Lifestyle products in the United States and internationally, with our principal international regions being Europe and Asia. Golf Equipment product sales are generally higher than Active Lifestyle sales in most regions except for Europe, which has a higher concentration of Active Lifestyle sales due to the Jack Wolfskin business. Revenue from venues is higher in the United States due to Topgolf having significantly more domestic venues than international venues. Revenue related to other business lines at Topgolf is predominantly in the United States and certain regions within Europe.
The following table summarizes our revenue by major geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue by Major Geographic Region:
United States	$886.7	$800.5	$1,697.8	$1,509.9
Europe	120.2	141.0	273.8	275.8
Asia	128.2	135.2	288.4	293.9
Rest of world	44.6	39.0	87.1	76.3
Total	$1,179.7	$1,115.7	$2,347.1	$2,155.9

Licensing, Royalty and Other Revenue
We have revenues related to licensing and royalties in our Topgolf and Active Lifestyle operating segments primarily related to leasing agreements for Toptracer installations (see Note 3) and licensing agreements for apparel and soft goods products, respectively. The following table summarizes these revenues by operating segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Topgolf	$12.2	$14.5	$24.3	$24.2
Active Lifestyle	8.2	8.6	14.9	14.0
Total	$20.4	$23.1	$39.2	$38.2
Deferred Revenue
Our deferred revenue balance includes short-term and long-term deferred revenue which consists primarily of revenue from the sale of gift cards, event deposits, loyalty points, memberships and prepaid sponsorships at Topgolf, virtual currency and game credits related to digital golf games, as well as upfront territory fees and upfront franchise fees received from international franchise partners.
Revenue from gift cards is deferred and recognized when the cards are redeemed, which generally occurs within a twelve-month period from the date of purchase. Revenue from the event deposits, loyalty points, memberships, prepaid sponsorships, game credits, and virtual currency related to digital golf games are recognized when redeemed or once the event or sponsorship occurs, over the estimated life of a customer’s membership, or based on historical currency or credit usage trends, as applicable, which generally occur within a one to thirty-six month period from the date of purchase. Revenue related to territory and franchise fees for each arrangement are allocated to each individual venue and recognized up to a 40-year term, including renewal options, per the respective franchise agreement.

The following table provides a reconciliation of activity related to our short-term deferred revenue balance for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning Balance	$102.8	$99.3	$94.9	$93.9
Deferral of revenue	165.9	163.1	323.7	270.5
Revenue recognized	(164.0)	(166.5)	(306.8)	(267.8)
Breakage	(6.1)	(3.8)	(13.1)	(8.7)
Foreign currency translation and other	(0.1)	(0.3)	(0.2)	3.9
Ending Balance	$98.5	$91.8	$98.5	$91.8
As of June 30, 2023 and December 31, 2022, our long-term deferred revenue balance was $3.4 million and $3.2 million, respectively.
For the three and six months ended June 30, 2023, we recognized $20.1 million and $49.6 million, respectively, of revenue that was included in the deferred revenue balances at December 31, 2022. For the three and six months ended June 30, 2022, we recognized $17.7 million and $47.2 million, respectively, of revenue that was included in the deferred revenue balances at December 31, 2021
Variable Consideration
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
The following table provides a reconciliation of the activity related to our short-term sales program incentives for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning Balance	$25.5	$32.3	$20.8	$23.3
Additions	6.6	11.7	22.1	27.6
Credits issued	(5.9)	(7.1)	(16.6)	(13.3)
Foreign currency translation and other	(1.4)	(1.7)	(1.5)	(2.4)
Ending Balance	$24.8	$35.2	$24.8	$35.2
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
The following table provides a reconciliation of the activity related to our sales return reserve for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning Balance	$72.7	$67.6	$55.4	$47.4
Provision	52.6	36.4	111.5	86.3
Sales returns	(44.2)	(26.4)	(85.8)	(56.1)
Ending Balance	$81.1	$77.6	$81.1	$77.6

The cost recovery of inventory associated with the sales return liability is accounted for in other current assets on our condensed consolidated balance sheet. As of June 30, 2023 and December 31, 2022, our balance for cost recovery was $36.8 million and $25.5 million, respectively.
Note 5. Financing Arrangements
Our credit facilities and long-term debt obligations are summarized as follows (in millions):

	Maturity Date	Interest Rate	June 30, 2023	December 31, 2022
Short-Term Credit Facilities
U.S. Asset-Based Revolving Credit Facility(1)	March 16, 2028	4.92%	$54.9	$181.1
2022 Japan ABL Credit Facility	January 25, 2025	0.85%	41.6	38.2
Total Principal Amount			$96.5	$219.3
Unamortized Debt Issuance Costs			$4.1	$0.9

Balance Sheet Location
Asset-based credit facilities			$96.5	$219.3
Prepaid expenses			$0.9	$0.6
Other long-term assets			$3.2	$0.3

	Maturity Date	Interest Rate	June 30, 2023	December 31, 2022
Long-Term Debt and Credit Facilities
2023 Term Loan B	March 16, 2030	8.70%	$1,246.9	$—
Convertible Notes	May 1, 2026	2.75%	258.3	258.3
Equipment Notes	July 24, 2023 - December 27, 2027	2.36% - 5.93%	23.4	27.8
Mortgage Loans	July 1, 2033 - July 29, 2036	9.75% - 11.31%	45.5	45.9
Financed Tenant Improvements	February 1, 2035	8.00%	3.4	3.5
Term Loan B	—	8.88%	—	432.0
Topgolf Term Loan	—	10.58%	—	336.9
Topgolf Revolving Credit Facility	—	8.08%	—	110.0
Total Principal Amount			$1,577.5	$1,214.4
Less: Unamortized Debt Issuance Costs			34.0	24.3
Total Debt, net of Unamortized Debt Issuance Costs			$1,543.5	$1,190.1

Balance Sheet Location
Other current liabilities			$18.1	$13.8
Long-term debt			1,525.4	1,176.3
			$1,543.5	$1,190.1
(1) Weighted Average interest rate. Fluctuates depending on availability ratio.
Total interest and amortization expense related to our debt obligations and credit facilities, which is included in “Interest Expense, net” in the condensed consolidated statement of operations, is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Short-Term Credit Facilities
U.S. Asset-Based Revolving Credit Facility	$1.9	$1.4	$5.6	$1.7
2022 Japan ABL Credit Facility	0.1	—	0.2	0.1
Total	$2.0	$1.4	$5.8	$1.8

Long-Term Debt and Credit Facilities
2023 Term Loan B	$27.9	$—	$32.6	$—
Convertible Notes	1.8	1.8	3.6	3.6
Equipment Notes	0.3	0.2	0.5	0.4
Mortgage Loans	1.1	1.2	2.3	2.4
Term Loan B	—	6.8	8.6	12.8
Topgolf Term Loan	—	6.7	7.8	12.7
Topgolf Revolving Credit Facility	—	1.3	2.7	1.7
Total (1)	$31.1	$18.0	$58.1	$33.6

(1) Excludes interest expense from DLF obligations and financing leases (see Note 3).
Revolving Credit Facilities and Available Liquidity
In addition to cash on hand and cash generated from operations, we rely on our U.S. Asset-Based Revolving Credit Facility and 2022 Japan ABL Credit Facility to manage seasonal liquidity fluctuations. The principal terms of these credit facilities are described further below and in Note 7 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K which was filed with SEC on March 1, 2023. As of June 30, 2023 and December 31, 2022, our available liquidity, which is comprised of cash on hand and amounts available under our U.S. and Japan facilities, less outstanding letters of credit and outstanding borrowings, was $647.5 million and $415.3 million, respectively.
U.S. Asset-Based Revolving Credit Facility
In March 2023, we entered into a Fifth Amended and Restated Loan and Security Agreement (the “New ABL Agreement”) with Bank of America, N.A. and other lenders, which provides for senior secured asset-based revolving credit facilities in an aggregate principal amount of up to $525.0 million, consisting of a U.S. facility in an aggregate principal amount of up to $440.0 million, a Canadian facility in an aggregate principal amount of up to $5.0 million, a German facility in an aggregate principal amount of up to $60.0 million, and a U.K./Dutch facility in an aggregate principal amount of up to $20.0 million (collectively, the “New ABL Facility”), in each case subject to borrowing base availability under the applicable facility and reallocation of such amounts between jurisdictions in accordance with the terms of the New ABL Agreement. Amounts outstanding under the New ABL Facility are secured by certain of our assets and assets of certain of our subsidiaries in the United States, Germany, Canada, the Netherlands, and the United Kingdom (the “U.K.”), including (i) substantially all personal assets, including inventory, accounts receivable and intellectual property and (ii) certain eligible real estate, subject to certain customary exceptions. The New ABL Facility includes customary affirmative and negative covenants, including among other things, restrictions on the incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Under the New ABL Facility, we are also subject to compliance with a 1.0:1.0 minimum fixed charge coverage ratio during certain specified periods in which our borrowing base availability, as adjusted, falls below 10.0% of the maximum aggregate principal amount of the New ABL Facility, as adjusted.
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
During the six months ended June 30, 2023, average outstanding borrowings under the U.S. Asset-Based Revolving Credit Facility were $162.5 million. As of June 30, 2023 our trailing 12-month average availability under the U.S. Asset-Based Revolving Credit Facility was $288.4 million and the trailing 12-month average interest rate applicable to outstanding borrowings under the U.S. Asset-Based Revolving Credit Facility was 5.52%.
2022 Japan ABL Credit Facility
We have an Asset-Based Revolving Credit facility with the Bank of Tokyo-Mitsubishi UFJ (the “2022 Japan ABL Credit Facility”) which provides a line of credit to our Japan subsidiary of up to 6.0 billion Yen (or $41.6 million), is subject to borrowing base availability under the facility, and is secured by certain assets, including eligible inventory and accounts receivable of our Japan subsidiary which are subject to certain restrictions and covenants related to certain pledged assets and financial performance metrics. The interest rate applicable to outstanding borrowings under the 2022 Japan ABL Credit Facility is subject to an effective interest rate equal to the Tokyo Interbank Offered Rate plus 0.80%. As of June 30, 2023, there was no availability under the 2022 Japan ABL Credit Facility.
Long-Term Debt
2023 Term Loan B
In March 2023, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent, and the financial institutions party thereto as lenders which provides for a Term Loan B facility (the “2023 Term Loan B”). The 2023 Term Loan B provides for an aggregate principal amount of $1,250.0 million, which was issued net of an original issuance discount of $12.5 million. We used a portion of the net proceeds from the 2023 Term Loan B for the repayment of outstanding principal and interest amounts on our prior Term Loan B, as well as the repayment of the outstanding principal, interest and fees associated with the prior Topgolf credit facilities, which consisted of the Topgolf Term Loan and Topgolf Revolving Credit Facility (collectively, the “Topgolf Credit Facilities”). We accounted for the transactions associated with the Credit Agreement and repayment and retirement of the prior Term Loan B and Topgolf Credit Facilities as a debt modification. As a result, during the three months ended March 31, 2023, we recognized a non-cash loss of $10.5 million within other income/expense in our condensed consolidated statement of operations related to the write-off of the unamortized original issuance discounts and debt issuance costs associated with the prior Term Loan B and Topgolf Credit Facilities for lenders who did not participate in the Credit Agreement. Additionally, we recognized $2.3 million of third-party fees and capitalized $11.0 million in debt issuance costs in connection with the Credit Agreement. The $2.3 million of third-party fees were recognized as selling, general and administrative expense in our condensed consolidated statement of operations during the six months ended June 30, 2023. The debt issuance costs and original issuance discount are being amortized into interest expense over the term of the Credit Agreement and are included as a reduction to long-term debt in our condensed consolidated balance sheet as of June 30, 2023.
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
As of May 6, 2023, we have the option to settle the Convertible Notes through cash settlement, physical settlement, or combination settlement at our election, and may redeem all or part of the Convertible Notes, subject to certain stipulations. The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 56.8 shares per $1,000 principal amount of Convertible Notes, which is equal to an initial conversion price of $17.62 per share. Additionally, all or any portion of the Convertible Notes may be converted at the conversion rate and at the holders’ option on or after February 1, 2026 until the close of business on the second trading day immediately prior to the maturity date, and upon the occurrence of certain contingent conversion events. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.
Capped Call
In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls cover the aggregate number of shares of our common stock that initially underlie the Convertible Notes, and are generally expected to reduce potential dilution and/or offset any cash payments we are required to make related to any conversion of the Convertible Notes. The Capped Calls each have an exercise price of $17.62 per share, subject to certain adjustments, which correspond to the initial conversion prices of the Convertible Notes, and a cap price of $27.01 per share. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the if-converted method. The initial cost of the Capped Calls was recognized as a reduction to additional paid-in-capital on our condensed consolidated balance sheet.
Equipment Notes
We have long-term financing agreements (the “Equipment Notes”) with various lenders which we use in order to invest in certain facilities and information technology equipment. The loans are secured by the relative underlying equipment.
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
Aggregate Amount of Long-Term Debt Maturities
The following table presents our combined aggregate amount of maturities for our long-term debt over the next five years and thereafter as of June 30, 2023. Amounts payable under the 2023 Term Loan B included below represent the minimum principal repayment obligations as of June 30, 2023.

(in millions)
Remainder of 2023	$10.7
2024	20.8
2025	18.6
2026	276.4
2027	15.5
Thereafter	1,235.5
$1,577.5
Less: Unamortized Debt Issuance Costs	34.0
Total	$1,543.5
As of June 30, 2023, we were in compliance with all fixed charge coverage ratios and all other financial covenants and reporting requirements under the terms of our credit facilities mentioned above, as applicable.
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
The following table summarizes the computation of basic and diluted earnings per common share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings per common share—basic
Net income	$117.4	$105.4	$142.4	$192.1
Weighted-average common shares outstanding—basic	185.2	184.7	185.2	184.9
Earnings per common share—basic	$0.63	$0.57	$0.77	$1.04
Earnings per common share—diluted
Net income	$117.4	$105.4	$142.4	$192.1
Interest expense	1.6	1.6	3.2	3.2
Net income attributable to earnings per common share—diluted	$119.0	$107.0	$145.6	$195.3

Weighted-average common shares outstanding—basic	185.2	184.7	185.2	184.9
Convertible Notes weighted-average common shares outstanding	14.7	14.7	14.7	14.7
Outstanding options, restricted stock units and performance share units	1.4	1.2	1.5	1.1
Weighted-average common shares outstanding—diluted	201.3	200.6	201.4	200.7
Earnings per common share—diluted	$0.59	$0.53	$0.72	$0.97

Anti-Dilutive Options and Restricted Stock Units
For both the three and six months ended June 30, 2023, approximately 1.3 million securities outstanding, comprised of stock options and restricted stock units, were excluded from the calculation of earnings per common share—diluted as they would be anti-dilutive. For the three and six months ended June 30, 2022, approximately 1.4 million and 1.3 million securities outstanding, respectively, comprised of stock options and restricted stock units, were excluded from the calculation of earnings per common share—diluted as they would be anti-dilutive.
Note 7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in millions):

	Topgolf	Golf Equipment	Active Lifestyle	Total
Balance at December 31, 2022	$1,363.6	$530.3	$89.8	$1,983.7
Foreign currency translation and other	—	0.4	0.1	0.5
Balance at June 30, 2023	$1,363.6	$530.7	$89.9	$1,984.2
Goodwill is net of accumulated impairment losses of $148.4 million, which were recorded prior to December 31, 2022 in the Active Lifestyle segment.
Our intangible assets by major asset class are as follows (in millions, except useful life amounts):

	Indefinite-lived:		Amortizing:
	Tradename and Trademarks	Liquor Licenses	Patents	Customer/ Distributor Relationships and Other	Developed Technology	Total
Useful Life (Years)	NA	NA	2-16	1-10	10
As of June 30, 2023
Gross	$1,441.0	$9.5	$32.3	$67.4	$69.7	$1,619.9
Accumulated amortization	—	—	(31.8)	(40.9)	(15.6)	(88.3)
Foreign currency translation and other	(24.4)	—	—	(3.7)	(3.1)	(31.2)
Net book value	$1,416.6	$9.5	$0.5	$22.8	$51.0	$1,500.4

As of December 31, 2022
Gross	$1,441.0	$8.9	$32.2	$67.4	$69.7	$1,619.2
Accumulated amortization	—	—	(31.8)	(35.8)	(12.2)	(79.8)
Foreign currency translation and other	(28.3)	—	—	(4.2)	(3.2)	(35.7)
Net book value	$1,412.7	$8.9	$0.4	$27.4	$54.3	$1,503.7
For the three months ended June 30, 2023 and 2022 we recognized amortization expense related to acquired intangible assets of $4.2 million and $3.4 million, respectively. For the six months ended June 30, 2023 and 2022 we recognized amortization expense related to acquired intangible assets of $8.4 million and $7.0 million, respectively. Amortization expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Amortization expense related to intangible assets at June 30, 2023 in each of the next five years and beyond is expected to be incurred as follows (in millions):

Remainder of 2023	$5.6
2024	11.1
2025	11.1
2026	11.0
2027	10.7
Thereafter	24.8
$74.3
Note 8. Investments
Investment in Full Swing
We have an ownership interest of less than 20.0% in Full Swing Golf Holdings, LLC (“Full Swing”), owners of the Swing Suite indoor golf simulation technology that delivers golf ball tracking data and measures ball flight indoors. The investment is accounted for at cost less impairments, and adjusted for observable changes in fair value. At both June 30, 2023 and December 31, 2022, the value of our investment in Full Swing was $9.3 million. This investment is included in other assets on our condensed consolidated balance sheets. On August 1, 2023, we acquired certain assets of the Swing Suite business from Full Swing for $12.1 million.
Investment in Five Iron Golf
We have an ownership interest of less than 20.0% in preferred shares of The Range NYC, LLC (“Five Iron Golf”), an urban indoor golf experience company which hosts a golf simulation technology and serves food and beverage. The investment is accounted for at cost less impairments, and is adjusted for observable changes in fair value. During the three months ended June 30, 2023, we invested an additional $2.0 million in Five Iron Golf. As of June 30, 2023 and December 31, 2022, the carrying value of our investment included in other assets on our condensed consolidated balance sheets was $32.0 million and $30.0 million, respectively.

Note 9. Selected Financial Data
Selected financial data as of the dates presented below is as follows (in millions, except useful life data):

		June 30, 2023	December 31, 2022
Inventories:
Finished goods		$678.5	$770.1
Work in process		1.1	1.2
Raw materials		153.2	181.5
Food and beverage		7.0	6.4
		$839.8	$959.2

		June 30, 2023	December 31, 2022
Other current assets:
Credit card receivables		$28.6	$40.1
Sales return reserve cost recovery asset		36.8	25.5
VAT/Sales tax receivable		6.9	17.2
Other current assets		88.6	53.2
		$160.9	$136.0

	Estimated Useful Life	June 30, 2023	December 31, 2022
Property, plant and equipment, net:
Land		$184.4	$160.4
Buildings and leasehold improvements	3 - 40 years	1,321.0	1,196.7
Machinery and equipment	5 - 10 years	273.8	248.8
Furniture, computer hardware and equipment	3 - 5 years	345.1	299.1
Internal-use software	3 - 5 years	127.7	109.9
Production molds	2 - 5 years	9.2	9.1
Construction-in-process		323.3	271.6
		2,584.5	2,295.6
Less: Accumulated depreciation		581.4	486.0
		$2,003.1	$1,809.6
For the three months ended June 30, 2023 and 2022 we recorded depreciation expense of $54.4 million and $45.5 million, respectively, in our condensed consolidated statements of operations. For the six months ended June 30, 2023 and 2022, we recorded depreciation expense of $106.3 million and $84.5 million, respectively, in our condensed consolidated statements of operations.

	June 30, 2023	December 31, 2022
Accounts payable and accrued expenses:
Accounts payable	$129.5	$159.1
Accrued expenses	174.4	160.9
Accrued inventory	140.7	260.0
	$444.6	$580.0

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
The realization of deferred tax assets, including loss and credit carryforwards, is subject to generating sufficient taxable income during the periods in which our deferred tax assets become realizable. During the first quarter of fiscal year 2021, we established a significant valuation allowance on our US deferred tax assets as we were in a cumulative loss position immediately following the merger with Topgolf. During the three months ended June 30, 2023, we evaluated all available positive and negative evidence, including our continued profitability, which has resulted in three years of cumulative income in our U.S. business as of June 30, 2023, combined with future projections of profitability. As a result, we determined that the majority of our U.S. deferred tax assets were more likely than not to be realized and, accordingly, we reversed $50.8 million of the valuation allowance against those deferred tax assets. The remaining valuation allowance on our U.S. deferred tax assets as of June 30, 2023, primarily relates to state net operating loss carryforwards and credits that we estimate may not be able to be utilized in future periods. With respect to non-U.S. entities, valuation allowances have been recorded against certain tax attributes for which management believes it is not more likely than not that they will be realized. It is possible that within the next 12 months sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance attributable to non-US entities will no longer be needed, which would result in a non-cash benefit.
We recorded an income tax benefit of $45.8 million and an income tax provision of $2.9 million for the three months ended June 30, 2023 and 2022, respectively. As a percentage of pre-tax income, our effective tax rate was (64.0)% and 2.7% for the three months ended June 30, 2023 and 2022, respectively. In the three months ended June 30, 2023 and 2022, the primary difference between the statutory rate and the effective rate relates to the release of valuation allowances on our deferred tax assets.
We recorded an income tax benefit of $50.0 million and $12.8 million for the six months ended June 30, 2023 and 2022, respectively. As a percentage of pre-tax income, our effective tax rate was (54.1)% and (7.1)% for the six months ended June 30, 2023 and 2022, respectively. In the six months ended June 30, 2023 and 2022, the primary difference between the statutory rate and the effective rate relates to the release of valuation allowances on our deferred tax assets.
At June 30, 2023, the gross liability for income taxes associated with uncertain tax positions was $27.4 million. Of this amount, $10.8 million would benefit our condensed consolidated financial statements and effective income tax rate if favorably settled. We recognize interest and penalties related to income tax matters in income tax expense.
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
As of June 30, 2023, the minimum obligation we are required to pay under these agreements over the next five years and thereafter is as follows (in millions):

Remainder of 2023	$47.1
2024	45.1
2025	34.6
2026	22.6
2027	16.1
Thereafter	29.6
$195.1
Other Contingent Contractual Obligations
During the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite and the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our consolidated financial statements. The fair value of indemnities, commitments and guarantees that we issued during the six months ending, and as of June 30, 2023, were not material to our financial position, results of operations, or cash flows.

Note 12. Share-Based Compensation
Share-Based Awards Granted
We granted the following awards under our stock compensation plans during the periods presented (in millions, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
Restricted stock units	0.1	$19.26	0.1	$19.95	0.7	$22.96	0.7	$22.82
Performance based restricted share unit awards (1) (2)	—	$—	—	$20.46	0.6	$36.58	0.5	$23.37
Total	0.1		0.1		1.3		1.2

(1) Weighted-average grant date fair value per share determined using Monte-Carlo valuation method.
(2) A negligible amount of performance based restricted share unit awards were granted during the three months ended June 30, 2022.

Share-Based Compensation Expense
Total share-based compensation expense by award-type, net of estimated forfeitures, recognized in the condensed consolidated statement of operations for the periods presented was (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$0.2	$0.4	$0.3	$0.8
Restricted stock units	4.9	4.6	9.5	8.6
Restricted stock awards	0.1	0.3	0.3	0.7
Performance based restricted share unit awards	7.2	7.9	14.7	16.9
Total share-based compensation expense, before tax	12.4	13.2	24.8	27.0
Income tax benefit	(3.0)	(3.2)	(6.0)	(6.5)
Total share-based compensation expense, after tax	$9.4	$10.0	$18.8	$20.5
Total share-based compensation expense for stock options, restricted stock awards, restricted stock units and performance-based restricted stock unit awards, net of estimated forfeitures, recognized in the condensed consolidated statement of operations for the periods presented was (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of products	$0.5	$0.5	$0.9	$1.0
Selling, general and administrative expenses	11.0	12.2	21.8	25.0
Research and development expenses	0.1	0.4	0.6	0.8
Other venue expenses	0.8	0.1	1.5	0.2
Total share-based compensation expense, before tax	12.4	13.2	24.8	27.0
Income tax benefit	(3.0)	(3.2)	(6.0)	(6.5)
Total share-based compensation expense, after tax	$9.4	$10.0	$18.8	$20.5

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term nature, and are therefore categorized within Level 1 of the fair value hierarchy.
Hedging instruments are re-measured on a recurring basis using broker quotes, daily market foreign currency rates, and interest rate curves as applicable (see Note 14) and are therefore categorized within Level 2 of the fair value hierarchy.
The following table summarizes the valuation of our foreign currency forward contracts and interest rate hedge agreements (see Note 14) that are measured at fair value on a recurring basis, and are classified within Level 2 of the fair value hierarchy as of June 30, 2023 and December 31, 2022 (in millions):

	Fair Value	Level 2
June 30, 2023
Foreign currency forward contracts—asset position	$11.4	$11.4
Foreign currency forward contracts—liability position	(4.6)	(4.6)
Interest rate hedge agreements—asset position	9.5	9.5
	$16.3	$16.3
December 31, 2022
Foreign currency forward contracts—asset position	$0.2	$0.2
Foreign currency forward contracts—liability position	(5.4)	(5.4)
Interest rate hedge agreements—asset position	7.2	7.2
	$2.0	$2.0
There were no transfers of financial instruments between the levels of the fair value hierarchy during the three and six months ended June 30, 2023 and 2022.

Disclosures about the Fair Value of Financial Instruments
Fair value of financial instruments was derived using Level 2 inputs of the fair value hierarchy and included quoted prices for similar instruments in active markets, quantitative pricing models, observable market borrowing rates, as well as other observable inputs and applicable valuation techniques. The table below presents information about the fair value of our financial liabilities, and is provided for comparative purposes only relative to the carrying values of our financial instruments recognized in the condensed consolidated balance sheets as of June 30, 2023 and consolidated balance sheets as of December 31, 2022 (in millions):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Asset-Based Revolving Credit Facility	$54.9	$54.9	$181.1	$181.1
2022 Japan ABL Facility	$41.6	$41.6	$38.2	$38.2
2023 Term Loan B	$1,246.9	$1,244.6	$—	$—
Convertible Notes	$258.3	$334.9	$258.3	$337.7
Equipment Notes	$23.4	$20.2	$27.8	$23.6
Mortgage Loans	$45.5	$51.8	$45.9	$55.3
Term Loan B	$—	$—	$432.0	$431.1
Topgolf Term Loan	$—	$—	$336.9	$337.1
Topgolf Revolving Credit Facility	$—	$—	$110.0	$110.0
In March 2023, we completed a modification of our U.S. Asset-Based Revolving Credit Facility, Term Loan B and Topgolf Credit Facilities. For further information about the modification of these facilities, see Note 5, “Financing Arrangements.”
Non-recurring Fair Value Measurements
We measure certain long-lived assets, goodwill, non-amortizing intangible assets and investments at fair value on a non-recurring basis, at least annually or more frequently if impairment indicators are present. These assets are written down to fair value when they are held for sale or are determined to be impaired. We did not recognize any impairments during the three and six months ended June 30, 2023 and 2022.
Note 14. Derivatives and Hedging
We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates and interest rates during our normal course of business. We use designated cash flow hedges and non-designated hedges in the form of foreign currency forward contracts as part of our strategy to manage the exposure to fluctuations in foreign currency exchange rates and to mitigate the impact of foreign currency translation on transactions that are denominated in Japanese Yen, British Pounds, Euros, Canadian Dollars, Australian Dollars, Korean Won, Mexican Pesos, Swedish Krona, Indian Rupees, Chinese Renminbi, and Polish Sloty. We also use interest rate swap contracts to mitigate the impact of variable interest rates on our long-term debt.
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

The following table summarizes the fair value of our derivative instruments as well as the location of the asset and/or liability on the condensed consolidated balance sheets as of June 30, 2023 and consolidated balance sheets as of December 31, 2022 (in millions):

	Balance Sheet Location	Fair Value of Asset Derivatives
		June 30, 2023	December 31, 2022
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$3.5	$0.1
Interest rate swap contract	Other current assets	7.4	4.4
Interest rate swap contract	Other assets	2.1	2.8
Total		$13.0	$7.3
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	7.9	0.1
Total asset position		$20.9	$7.4

	Balance Sheet Location	Fair Value of Liability Derivatives
		June 30, 2023	December 31, 2022
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0.5	$2.6

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	4.1	2.8
Total liability position		$4.6	$5.4
Our derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although we have the legal right of offset under the master netting agreements, we have elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying condensed consolidated balance sheets as of June 30, 2023 and consolidated balance sheets as of December 31, 2022.
Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
We use foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate our foreign currency exposure from intercompany sales of inventory and intercompany expense reimbursements to our foreign subsidiaries. These contracts generally mature within 12 months to 15 months from their inception. As of June 30, 2023 and December 31, 2022, the notional amounts of our foreign currency forward contracts designated as cash flow hedge instruments were $64.6 million and $100.0 million, respectively.
    As of June 30, 2023, we recorded a net gain of $7.1 million in accumulated other comprehensive income related to foreign currency forward contracts. Of this amount, net gains of $1.1 million and $2.4 million for the three and six months ended June 30, 2023, respectively, were removed from accumulated other comprehensive income and recognized in cost of products for the underlying sales that were recognized. Additionally, for the three and six months ended June 30, 2023, $0.9 million and $1.9 million, respectively, of net gains related to the amortization of forward points were removed from accumulated other comprehensive income and recognized in cost of products. Based on the current valuation of our foreign currency forward contracts, we expect to reclassify net gains of $2.3 million related to our foreign currency forward contracts from accumulated other comprehensive income into earnings over the course of the next 12 months.

Interest Rate Swap Contract
We used an interest rate swap designated as a cash flow hedge in order to mitigate the risk of changes in interest rates associated with our variable-rate Term Loan B, which was replaced by our 2023 Term Loan B as part of our debt modification which occurred in March 2023 (see Note 5). As part of this modification, we entered into a termination agreement to unwind our existing interest rate swap, and as a result of the termination we received proceeds of $5.6 million. As of June 30, 2023, we have a deferred gain of $4.7 million recognized in other comprehensive income related to these proceeds, which will be amortized into interest expense over the remaining term of the contract.
In April 2023, we entered into interest rate swaps designated as cash flow hedges in order to mitigate the risk of interest rate fluctuation associated with our 2023 Term Loan B. Over the life of the 2023 Term Loan B, we will receive variable interest payments from the counterparty lenders in exchange for us making fixed interest rate payments at a weighted average rate of 3.36% across our interest rate swap contracts, without exchange of the underlying notional amount. Our interest rate swap contracts entered into during April 2023 had a combined notional amount of $400.0 million as of June 30, 2023. Our interest rate swap contracts that were unwound as a part of our debt modification discussed above had a combined notional amount of $192.3 million at December 31, 2022.
The following tables summarize the net effect of all cash flow hedges for each of our derivative contracts on the condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022 (in millions):

	Gain Recognized in Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2023	2022	2023	2022
Foreign currency forward contracts	$4.7	$2.7	$7.1	$3.7
Interest rate swap contracts	10.8	1.7	9.9	8.8
	$15.5	$4.4	$17.0	$12.5

	Gain (Loss) Reclassified from Other Comprehensive Income into Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2023	2022	2023	2022
Foreign currency forward contracts	$1.1	$1.1	$2.4	$1.5
Interest rate swap contracts	1.9	(0.8)	2.8	(2.0)
	$3.0	$0.3	$5.2	$(0.5)

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
We use foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate the exposure to fluctuations in foreign currency exchange rates due to the remeasurement of certain balance sheet payables and receivables denominated in foreign currencies, as well as gains and losses resulting from the translation of the operating results of our international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from inception. As of June 30, 2023 and December 31, 2022, the notional amounts of our foreign currency forward contracts used to mitigate the exposures discussed above were approximately $388.9 million and $162.9 million, respectively. We estimate the fair values of foreign currency forward contracts based on pricing models using current market rates, and record all derivatives on the balance sheet at fair value with the changes in fair value recorded in the condensed consolidated statements of operations. Foreign currency forward contracts are classified under Level 2 of the fair value hierarchy (see Note 13).

The following table summarizes the location of net gains and losses for each type of our derivative contracts recognized in the condensed consolidated statements of operations during the three and six months ended June 30, 2023 and 2022, respectively (in millions):

	Location of Net Gain Recognized in Income on Derivative Instruments	Amount of Net Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Foreign currency forward contracts	Other income, net	$15.2	$25.4	$18.1	$38.6
During the three and six months ended June 30, 2023, we recognized net foreign currency transaction losses of $8.5 million and $11.0 million, respectively, in other income (expense), net. During the three and six months ended June 30, 2022, we recognized net foreign currency transaction losses of $14.3 million and $20.0 million, respectively, in other income (expense), net.
Note 15. Accumulated Other Comprehensive Income (Loss)
The following table details amounts reclassified from accumulated other comprehensive income (loss) and foreign currency translation adjustments for the three and six months ended June 30, 2023 (in millions):

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, March 31, 2023, after tax	$4.6	$(61.1)	$(56.5)
Change in derivative instruments	15.5	—	15.5
Net gains reclassified to cost of products	(1.1)	—	(1.1)
Net gains reclassified to interest expense	(1.9)	—	(1.9)
Income tax impact on derivative instruments	(1.0)	—	(1.0)
Foreign currency translation adjustments	—	(1.7)	(1.7)
Accumulated other comprehensive loss, June 30, 2023, after tax	$16.1	$(62.8)	$(46.7)

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, December 31, 2022, after tax	$4.9	$(66.4)	$(61.5)
Change in derivative instruments	17.0	—	17.0
Net gains reclassified to cost of products	(2.4)	—	(2.4)
Net gains reclassified to interest expense	(2.8)	—	(2.8)
Income tax impact on derivative instruments	(0.6)	—	(0.6)
Foreign currency translation adjustments	—	3.6	3.6
Accumulated other comprehensive loss, June 30, 2023, after tax	$16.1	$(62.8)	$(46.7)
Note 16. Segment Information
We have three operating and reportable segments:
•Topgolf, which is primarily comprised of service revenues and expenses from our company-operated Topgolf venues, Toptracer ball-flight tracking technology, and WGT digital golf game;
•Golf Equipment, which is comprised of product revenues and expenses that encompass golf club and golf ball products, including Callaway Golf-branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata-branded golf balls and sales of pre-owned golf clubs; and

•Active Lifestyle, which is comprised of product revenues and expenses for the Jack Wolfskin outdoor apparel, gear and accessories business, the TravisMathew golf and lifestyle apparel and accessories business, the Callaway soft goods business and the OGIO business, which consists of golf apparel and accessories (including golf bags), and storage gear for sport and personal use. This segment also includes royalties from licensing of our trademarks and service marks for various soft goods products.
There were no significant intersegment transactions during the three and six months ended June 30, 2023 or 2022.
The following table contains information utilized by management to evaluate our operating segments for the interim periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues:
Topgolf	$470.8	$403.7	$874.3	$725.7
Golf Equipment	451.0	451.9	894.7	919.9
Active Lifestyle	257.9	260.1	578.1	510.3
Total net revenues	$1,179.7	$1,115.7	$2,347.1	$2,155.9

Segment operating income:
Topgolf	$44.0	$44.2	$46.8	$50.7
Golf Equipment	96.4	100.3	178.0	201.1
Active Lifestyle	19.5	22.5	56.8	49.2
Total segment operating income	159.9	167.0	281.6	301.0
Reconciling items(1)	(43.9)	(38.0)	(85.1)	(77.7)
Total operating income	116.0	129.0	196.5	223.3
Interest expense, net	(51.7)	(32.5)	(101.3)	(63.9)
Other income, net	7.3	11.8	(2.8)	19.9
Total income before income taxes	$71.6	$108.3	$92.4	$179.3

Additions to property, plant, and equipment(2):
Topgolf	$123.3	$102.4	$256.5	$222.5
Golf Equipment	7.9	3.5	11.3	8.8
Active Lifestyle	2.1	7.2	5.5	10.8
Total additions to long-lived assets	$133.3	$113.1	$273.3	$242.1

(1) Reconciling items include corporate general and administrative expenses not utilized by management in determining segment profitability, including $3.1 million in reorganization charges incurred during the second quarter of 2023 to reorganize our IT functions and improve our organizational structure. We expect to incur total charges of approximately $8.0 million in connection with these initiatives, which we expect will be completed by the end of 2023 and are primarily comprised of severance benefits and legal fees. As of June 30, 2023, our total liability in accrued employee costs and benefits related to the reorganization was $3.1 million. Reconciling items in 2023 and 2022 also include the amortization and depreciation of acquired intangible assets and purchase accounting adjustments and one-time costs associated with the integration of new IT systems stemming from acquisitions. In addition, 2022 also includes legal and credit agency fees related to the postponement of our debt refinancing, and charges related to the suspension of our Jack Wolfskin retail business in Russia due to the Russia-Ukraine war.

(2) Additions to Property, Plant, and Equipment exclude fixed asset additions which are determined not to be used in any revenue generating segment and as such are noted as corporate additions similar to the reconciling expenses noted above.

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
•Net income and diluted earnings per share excluding certain non-cash and non-recurring charges, as further detailed below.
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
Topgolf
Our Topgolf operating segment is primarily comprised of company-operated domestic and international Topgolf venues, which are equipped with technology-enabled hitting bays, multiple bars, dining areas and event spaces. Our company-operated venues also offer advertising partnerships to corporate sponsors to feature their names and logos at Topgolf venues and on other media platforms. Revenue from company-operated venues is primarily derived from the sale of food and beverage, gameplay, and events. As of June 30, 2023, we had 80 company-operated Topgolf venues, and one company-operated Topgolf lounge in the United States and four company-operated venues in the United Kingdom. In addition to our company-operated venues, we also have five international franchised Topgolf venues from which we receive royalties.
The Topgolf operating segment also includes other business lines comprised of our Toptracer ball-flight tracking technology as well as the digital media platform. The Toptracer ball-flight tracking technology is used by independent driving ranges, as well as in many of our company-operated and franchised Topgolf venues in order to enhance the Topgolf gaming experience. The digital media platform includes digital golf games comprised of online multiplayer virtual golf games that enable players to gather online as a community and participate in simulated photorealistic gameplay.

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
Our Topgolf subsidiary previously operated on a 52- or 53-week retail calendar year, which ended on the Sunday closest to December 31. As of April 4, 2022, Topgolf began operating on a fiscal year calendar ending on December 31. Therefore, Topgolf financial information included in our condensed consolidated financial statements for the three and six months ended June 30, 2022 was from April 4, 2022 through June 30, 2022, and January 3, 2022 through June 30, 2022, respectively. Beginning January 1, 2023, Topgolf financial information is reported on a calendar year basis.
Golf Equipment
Our Golf Equipment operating segment is comprised of Callaway Golf-branded woods, hybrids, irons, wedges, Odyssey putters, packaged sets, and Callaway Golf and Strata-branded golf balls, as well as the sale of pre-owned golf clubs. Our golf equipment products are designed to be technologically advanced for golfers of all skill levels, from beginner to professional.
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

Current Economic Conditions
Inflation & Interest
Our business is subject to the impacts of inflationary pressures and interest rate exposure. We monitor the impacts that inflationary pressures and interest rate changes may have on our business and consumers, and we manage our business to adjust for such impacts. In 2023, inflationary pressures have contributed to higher operating expenditures, which we have been able to partially offset by increasing the price of our products and services in addition to changing our mix of freight between sea and air. While we generally have been able to offset certain inflationary pressures, the length and severity of these conditions are generally unpredictable and may adversely impact our operating expenses, which we may not be able to continue to offset. Changes to interest rates in response to inflationary pressures may also have adverse impacts on our business, cash flows and operating results depending on the severity and length of the changes.
Supply Chain
During most of 2022, we experienced longer lead times on inventory shipments due to global supply chain challenges. Due to these challenges, we changed the timing and method of our inventory purchases in order to meet the heightened demand for our golf equipment and apparel products, as well as manage capacity at our suppliers. After making these changes, inventory shipment timing and supply chain channels improved globally, leading to the receipt of inventory orders earlier than anticipated, which resulted in increased inventory levels late last year and earlier this year. Since December 31, 2022, our total inventory has decreased by $119.4 million. A majority of our current inventory on hand is for 2023 product and future 2023 planned product launches.
Foreign Currency
A significant portion of our business is conducted outside of the United States in currencies other than the U.S. dollar. Therefore, we enter into foreign currency forward contracts to mitigate the effects that changes in foreign currency rates may have on our financial results. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency rates in the short-term, they do not eliminate those effects, which can be significant, and they do not mitigate their effects over the long-term. In general, our overall financial results are affected positively by a weaker U.S. dollar and negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. For the three and six months ended June 30, 2023, foreign currency fluctuations had an unfavorable impact on international net revenues of $8.0 million and $37.4 million, respectively. We believe foreign currency changes will continue to have an unfavorable impact on net revenues and operating results throughout the remainder of the year.

Results of Operations
Net Revenues
Net revenues by operating segment for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 were as follows (in millions, except percentages):

	Three Months Ended June 30,		Growth/ (Decline)	Non-GAAP Constant Currency Growth vs. 2022	Six Months Ended June 30,		Growth/ (Decline)	Non-GAAP Constant Currency Growth vs. 2022
	2023	2022	Percent	Percent	2023	2022	Percent	Percent
Net revenues:
Topgolf	$470.8	$403.7	16.6%	16.7%	$874.3	$725.7	20.5%	20.8%
Golf Equipment	451.0	451.9	(0.2)%	1.0%	894.7	919.9	(2.7)%	(0.3)%
Active Lifestyle	257.9	260.1	(0.8)%	—%	578.1	510.3	13.3%	15.9%
Total net revenues	$1,179.7	$1,115.7	5.7%	6.5%	$2,347.1	$2,155.9	8.9%	10.6%

Net revenues for the three and six months ended June 30, 2023 increased $64.0 million or 5.7% (6.5% on a constant currency basis), and $191.2 million or 8.9% (10.6% on a constant currency basis, respectively), as compared to the three and six months ended June 30, 2022.
The $64.0 million (5.7%) increase in net revenues for the three months ended June 30, 2023 was primarily related to growth in our Topgolf operating segment, which was driven by strong performance at newly opened Topgolf venues combined with increased same venue sales. This increase was offset by decreases in our Active Lifestyle and Golf Equipment operating segments. The decrease in our Active Lifestyle segment was primarily related to a shift in the timing of Jack Wolfskin wholesale shipments in 2022 from the first quarter to the second quarter. The decrease in our Golf Equipment business was primarily due to retail fill-in during the second quarter of 2022 that was not repeated in 2023, combined with the unfavorable impact from changes in foreign currency rates. These decreases were partially offset by increased golf ball sales combined with continued strong consumer demand for the Paradym family of clubs, which contributed to market share gains in the United States in June 2023.
The $191.2 million (8.9%) increase in net revenues for the six months ended June 30, 2023 was primarily related to growth in our Topgolf and Active Lifestyle operating segments. The increase at Topgolf was primarily related to strong performance at newly opened Topgolf venues and increased same venue sales. The increase in our Active Lifestyle operating segment was primarily related to continued strong brand momentum and additional store openings at TravisMathew, in addition to an improved supply chain and timing of inventory shipments at Jack Wolfskin, combined with growth in the retail and e-commerce channels. These increases were partially offset by a decrease in our Golf Equipment segment primarily due to retail fill-in during the first half of 2022 that was not repeated in 2023 combined with the unfavorable impact from changes in foreign currency rates. These decreases were partially offset by increased golf ball sales combined with continued strong consumer demand for the Paradym family of clubs.
Net revenues by major geographic region for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 were as follows (in millions, except percentages):

	Three Months Ended June 30,		Growth/ (Decline)	Non-GAAP Constant Currency Growth vs. 2022	Six Months Ended June 30,		Growth/ (Decline)	Non-GAAP Constant Currency Growth vs. 2022
	2023	2022	Percent	Percent	2023	2022	Percent	Percent
Net revenues:
United States	$886.7	$800.5	10.8%	10.8%	$1,697.8	$1,509.9	12.4%	12.4%
Europe	120.2	141.0	(14.8)%	(15.5)%	273.8	275.8	(0.7)%	2.5%
Asia	128.2	135.2	(5.2)%	(0.2)%	288.4	293.9	(1.9)%	6.1%
Rest of World	44.6	39.0	14.4%	20.5%	87.1	76.3	14.2%	20.7%
Total net revenues	$1,179.7	$1,115.7	5.7%	6.5%	$2,347.1	$2,155.9	8.9%	10.6%
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
United States
During the three and six months ended June 30, 2023, net revenues in the United States increased $86.2 million (10.8%) and $187.9 million (12.4%), respectively, compared to the three and six months ended June 30, 2022. These increases were primarily due to the growth and continued expansion of our Topgolf business, as well as growth and strong performance of our TravisMathew business, partially offset by a small decline in Golf Equipment revenues.

Europe
During the three and six months ended June 30, 2023, net revenues in Europe decreased $20.8 million (14.8%) and $2.0 million (0.7%), respectively, compared to the three and six months ended June 30, 2022. The $20.8 million decrease for the three months ended June 30, 2023 was primarily driven by a $17.3 million decrease at Jack Wolfskin due to supply chain constraints in early 2022, which resulted in a shift in timing of wholesale shipments, shifting from the first quarter to the second quarter. The $2.0 million decrease for the six months ended June 30, 2023 was primarily due to the unfavorable impact of changes in foreign currency rates, partially offset by an increase in sales of Jack Wolfskin apparel.
Asia
During the three and six months ended June 30, 2023, net revenues in Asia decreased $7.0 million (5.2%) and $5.5 million (1.9%), respectively, compared to the three and six months ended June 30, 2022. The decreases were primarily due to the unfavorable impact of changes in foreign currency rates in Japan and Korea, partially offset by an increase in sales of Jack Wolfskin apparel.
Rest of World
During the three and six months ended June 30, 2023, net revenues in Rest of World increased $5.6 million (14.4%) and $10.8 million (14.2%), respectively, compared to the three and six months ended June 30, 2022. These increases were primarily due to strong performance in Canada for our Golf Equipment products, partially offset by the unfavorable impact of changes in foreign currency rates of $2.4 million.
Costs and Expenses (in millions, except percentages)

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2023	2022	Percent	2023	2022	Percent
Costs and expenses:
Cost of products	$387.9	$400.0	(3.0)%	$829.9	$811.8	2.2%
Cost of services, excluding depreciation and amortization	51.4	49.1	4.7%	95.8	88.1	8.7%
Other venue expense	317.1	262.2	20.9%	622.6	492.6	26.4%
Selling, general and administrative expense	279.6	252.6	10.7%	548.1	495.7	10.6%
Research and development expense	22.0	18.7	17.6%	44.8	36.2	23.8%
Venue pre-opening costs	5.7	4.1	39.0%	9.4	8.2	14.6%
Total costs and expenses	$1,063.7	$986.7	7.8%	$2,150.6	$1,932.6	11.3%
Cost of Products
Cost of products is variable in nature and fluctuates relative to sales volumes. During the three months ended June 30, 2023 cost of products decreased $12.1 million (3.0%) compared to the three months ended June 30, 2022 primarily due lower freight costs. During the six months ended June 30, 2023, cost of products increased $18.1 million (2.2%), compared to the six months ended June 30, 2022 due to the increase in sales in our Active Lifestyle operating segment, partially offset by a decline in freight costs.
Cost of Services, excluding Depreciation and Amortization
Cost of services, excluding depreciation and amortization (“cost of services”) includes the cost of food and beverage sold in our Topgolf venues as well as certain costs associated with the licensing of our Toptracer ball-flight tracking technology. During the three and six months ended June 30, 2023, cost of services increased $2.3 million (4.7%) and $7.7 million (8.7%), respectively, compared to the three and six months ended June 30, 2022, which was primarily due to the opening of 11 new company-operated Topgolf venues since June 30, 2022.

Other Venue Expense
Other venue expenses primarily consist of depreciation and amortization, employee costs, rent, utilities, marketing and other costs associated with Topgolf venues. During the three and six months ended June 30, 2023, other venue expense increased $54.9 million (20.9%) and $130.0 million (26.4%), respectively, compared to the three and six months ended June 30, 2022, primarily due to the addition of 11 new company-operated Topgolf venues since June 30, 2022, in addition to higher wages and a planned increase in costs related to marketing campaigns.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expenses primarily consist of employee costs, advertising and promotional expense, legal and professional fees, tour expenses, travel expenses, building and rent expenses, depreciation charges (excluding those related to manufacturing, distribution, and venue operations), amortization, and other miscellaneous expenses. During the three and six months ended June 30, 2023, SG&A expenses increased by $27.0 million (10.7%) and $52.4 million (10.6%), respectively, compared to the three and six months ended June 30, 2022.
The $27.0 million increase for the three months ended June 30, 2023 was due to increased costs to support the overall growth in the business, which were primarily related to an $7.8 million increase in planned advertising and promotional expense for new marketing campaigns, a $3.1 million increase in depreciation and amortization, a $3.1 million charge related to reorganization costs, and other miscellaneous selling, general and administrative charges, including travel and entertainment, professional fees, corporate development costs, and IT integration charges. The $52.4 million increase for the six months ended June 30, 2023 was driven by costs to support the overall growth of the business, which were primarily related to a $14.1 million increase in planned advertising and promotional costs related to new marketing campaigns, a $9.3 million increase in employee costs due to an overall increase in headcount, and a $5.7 million increase in depreciation and amortization, in addition to other total costs of $16.2 million. Other total costs were primarily comprised of costs for our debt refinancing which we completed in the first quarter of 2023, and reorganization charges incurred in the second quarter of 2023, in addition to other miscellaneous costs to support the growth of the business.
Research and Development Expense
Research and development expenses are comprised of costs to design, develop, test or improve our products and technology, and primarily include employee costs of personnel engaged in research and development activities, research costs and depreciation expense. During the three and six months ended June 30, 2023, research and development expenses increased $3.3 million (17.6%) and $8.6 million (23.8%), respectively, compared to the three and six months ended June 30, 2022, primarily driven by higher employee costs due to increased headcount.
Venue Pre-Opening Costs
Venue pre-opening costs are primarily related to the costs associated with activities prior to the opening of new company-operated Topgolf venues, and consist of, but are not limited to, labor, rent and occupancy costs, and travel and marketing expenses. These costs may fluctuate based on the planned timing, size and location of new venues. During the three and six months ended June 30, 2023, venue pre-opening costs increased $1.6 million (39.0%) and $1.2 million (14.6%), respectively, as compared to the three and six months ended June 30, 2022.
Other Income and Expense (in millions, except percentages)

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2023	2022	Percent	2023	2022	Percent
Other income and expenses:
Interest expense, net	$(51.7)	$(32.5)	59.1%	$(101.3)	$(63.9)	58.5%
Other (expense) income	7.3	11.8	(38.1)%	(2.8)	19.9	(114.1)%
Total other (expense) income, net	$(44.4)	$(20.7)	114.5%	$(104.1)	$(44.0)	136.6%

Interest expense, net increased $19.2 million (59.1%) and $37.4 million (58.5%) during the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, primarily due to higher outstanding balances and increased interest rates on our term loans and senior secured asset-based revolving credit facilities, as well as an increase in deemed landlord financing (“DLF”) obligations for Topgolf.
Other (expense) income, decreased $4.5 million (38.1%) and $22.7 million (114.1%) during the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022, primarily due to the recognition of a $10.5 million non-cash loss to write-off unamortized deferred debt issuance costs and an original issuance discount in connection with our 2023 debt modification, combined with a net decrease in foreign currency hedge gains.
Income Taxes

Our provision for income taxes decreased $48.7 million to an income tax benefit of $45.8 million for the three months ended June 30, 2023, compared to an income tax expense of $2.9 million in the comparable period of 2022. As a percentage of pre-tax income, our effective tax rate for the three months ended June 30, 2023 decreased to (64.0)% compared to 2.7% in the comparable period of 2022. Our effective tax rate for the three months ended June 30, 2023 and 2022 was impacted by reversing a significant portion of the valuation allowances on our deferred tax assets and other nonrecurring items. Excluding these items, our effective tax rate would have been 9.7% and 19.1% for the three months ended June 30, 2023 and 2022, respectively. For further discussion see Note 10 “Income Taxes” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

The benefit for income taxes increased $37.2 million to $50.0 million for the six months ended June 30, 2023, compared to $12.8 million in the comparable period of 2022. As a percentage of pre-tax income, our effective tax rate for the six months ended June 30, 2023 decreased to (54.1)% compared to (7.1)% in the comparable period of 2022. Our effective tax rate for the six months ended June 30, 2023 and 2022 was impacted by the reversal of a significant portion of the valuation allowances on our deferred tax assets and other nonrecurring items. Excluding these items, our effective tax rate would have been 13.8% and 17.6% for the six months ended June 30, 2023 and 2022, respectively. For further discussion see Note 10 “Income Taxes” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Net Income, Diluted Earnings Per Share and Reconciliation of Non-GAAP Measures
The following table presents a reconciliation of our results for the three months ended June 30, 2023 and 2022 to our non-GAAP results for the same periods (in millions, except per share information):

	Three months ended June 30, 2023		Three Months Ended June 30, 2022
	Net Income	Diluted earnings per share(4)	Net Income	Diluted earnings per share(4)
GAAP	$117.4	$0.59	$105.4	$0.53
Less: Non-Cash Acquisition Amortization and Depreciation(1)	(5.2)	(0.02)	(5.8)	(0.03)
Less: Non-Recurring Items(2)	(6.0)	(0.03)	0.8	0.01
Less: Tax Valuation Allowance(3)	50.8	0.25	16.9	0.08
Non-GAAP	$77.8	$0.39	$93.5	$0.47
Diluted Weighted-Average Shares Outstanding		201.3		200.6

(1) Includes the amortization and depreciation of acquired intangible assets and purchase accounting adjustments.
(2) 2023 amounts primarily included $3.1 million in one-time restructuring and reorganization charges in our Active Lifestyle segment, and $2.2 million in one-time IT integration and implementation costs stemming from acquisitions. 2022 amounts primarily include $2.3 million in charges related to the suspension of our Jack Wolfskin retail operations in Russia and $1.8 million in one-time IT integration and implementation costs stemming from acquisitions.

(3) Related to the release of tax valuation allowances that were recorded in connection with the merger with Topgolf.
(4) Periodic interest expense related to the 2020 Convertible Notes is excluded from net income for the purpose of calculating diluted earnings per share

Net income for the three months ended June 30, 2023 increased to $117.4 million compared to $105.4 million for the three months ended June 30, 2022. Diluted earnings per share increased from $0.53 per share to $0.59 per share for the three months ended June 30, 2023 compared to the same period in 2022. Fully diluted shares for the three months ended June 30, 2023 were 201.3 million shares of common stock compared to 200.6 million shares for the same period in 2022. On a non-GAAP basis, excluding the items described in the table above, our net income and diluted earnings per share for the three months ended June 30, 2023 would have been $77.8 million and $0.39 per share, respectively, compared to $93.5 million and $0.47 per share, respectively, for the same period in 2022. The decrease in non-GAAP net income for the three months ended June 30, 2023 was primarily due to a $4.6 million (3.4%) decrease in operating income, combined with an increase of $24.8 million in other expense, which was driven by higher interest rates and increased interest related to increased borrowings and new Topgolf venues, in addition to a decrease in net foreign currency hedge gains. The increases were partially offset by a $13.7 million decrease in our income tax provision.
The following table presents a reconciliation of our results for the six months ended June 30, 2023 and 2022 to our non-GAAP results for the same periods (in millions, except per share information):

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Net Income	Diluted earnings per share(4)	Net Income	Diluted earnings per share(4)
GAAP	$142.4	$0.72	$192.1	$0.97
Less: Non-Cash Acquisition Amortization and Depreciation(1)	(11.2)	(0.06)	(10.1)	(0.05)
Less: Non-Recurring Items(2)	(16.5)	(0.08)	(5.6)	(0.03)
Less: Tax Valuation Allowance(3)	59.1	0.29	43.4	0.21
Non-GAAP	$111.0	$0.57	$164.4	$0.84
Diluted Weighted-Average Shares Outstanding		201.4		200.7

(1) Includes the amortization and depreciation of acquired intangible assets and purchase accounting adjustments.
(2) 2023 amounts primarily included $3.1 million in one-time restructuring and reorganization charges in our Active Lifestyle segment, $3.4 million in one-time IT integration and implementation costs stemming from acquisitions, and $13.1 in total charges related to our 2023 debt modification. 2022 amounts primarily include $2.9 million in charges related to postponed debt refinancing, $2.2 million in one-time IT integration and implementation related costs stemming from acquisitions, and charges related the suspension of our Jack Wolfskin retail operations in Russia.

(3) Related to the release of tax valuation allowances that were recorded in connection with the merger with Topgolf.
(4) Periodic interest expense related to the 2020 Convertible Notes is excluded from net income for the purpose of calculating diluted earnings per share.
Net income for the six months ended June 30, 2023 decreased to $142.4 million compared to $192.1 million for the six months ended June 30, 2022. Diluted earnings per share decreased by $0.25 to $0.72 per share for the first six months of 2023 compared to $0.97 for the same period in 2022. Fully diluted shares for the six months ended June 30, 2023 were 201.4 million shares of common stock compared to 200.7 million shares for the same period in 2022. On a non-GAAP basis, excluding the items described in the table below, our net income and diluted earnings per share for the six months ended June 30, 2023 would have been $111.0 million and $0.57 per share, respectively, compared to $164.4 million and $0.84 per share, respectively, for the same period in 2022. The decrease in non-GAAP net income for the six months ended June 30, 2023 was due to a $19.6 million (8.1%) decrease in operating income, combined with an increase of $51.1 million in other expense, which was primarily driven by higher outstanding debt balances and interest rates, as well as increased interest related to new Topgolf venues, in addition to a decrease in net foreign currency hedge gains.

Operating Segment Results for the Three and Six Months Ended June 30, 2023 and 2022 (in millions, except percentages)

	Three Months Ended June 30,		Growth/(Decline)	Non-GAAP Constant Currency Growth vs. 2022(1)	Six Months Ended June 30,		Growth/(Decline)	Non-GAAP Constant Currency Growth vs. 2022(1)
	2023	2022	Percent	Percent	2023	2022	Percent	Percent
Net revenues:
Venues	$453.2	$383.4	18.2%	18.2%	$839.9	$689.9	21.7%	21.9%
Other business lines	17.6	20.3	(13.3)%	(11.8)%	34.4	35.8	(3.9)%	(1.4)%
Topgolf	470.8	403.7	16.6%	16.7%	874.3	725.7	20.5%	20.8%
Golf clubs	340.3	367.8	(7.5)%	(6.2)%	691.1	738.2	(6.4)%	(3.8)%
Golf balls	110.7	84.1	31.6%	32.7%	203.6	181.7	12.1%	13.8%
Golf Equipment	451.0	451.9	(0.2)%	1.0%	894.7	919.9	(2.7)%	(0.3)%
Apparel	143.5	136.9	4.8%	5.9%	319.6	275.3	16.1%	19.1%
Gear, accessories, & other	114.4	123.2	(7.1)%	(6.6)%	258.5	235.0	10.0%	12.0%
Active Lifestyle	257.9	260.1	(0.8)%	—%	578.1	510.3	13.3%	15.9%
Total net revenues	$1,179.7	$1,115.7	5.7%	6.5%	$2,347.1	$2,155.9	8.9%	10.6%

Segment operating income:
Topgolf	$44.0	$44.2	(0.5)%		$46.8	$50.7	(7.7)%
Golf Equipment	96.4	100.3	(3.9)%		178.0	201.1	(11.5)%
Active Lifestyle	19.5	22.5	(13.3)%		56.8	49.2	15.4%
Total segment operating income	159.9	167.0	(4.3)%		281.6	301.0	(6.4)%
Reconciling Items(2)	(43.9)	(38.0)	15.5%		(85.1)	(77.7)	9.5%
Total operating income	116.0	129.0	(10.1)%		196.5	223.3	(12.0)%
Interest expense, net	(51.7)	(32.5)	59.1%		(101.3)	(63.9)	58.5%
Other income, net	7.3	11.8	(38.1)%		(2.8)	19.9	(114.1)%
Total income before income taxes	$71.6	$108.3	(33.9)%		$92.4	$179.3	(48.5)%

(1) Calculated by applying 2022 exchange rates to 2023 reported sales in regions outside the United States.
(2) Reconciling items include corporate general and administrative expenses not utilized by management in determining segment profitability, including non-cash amortization expense of intangible assets in connection with the acquisitions and non-recurring costs.

Topgolf
During the three and six months ended June 30, 2023, Topgolf net revenues increased $67.1 million (16.6%) and $148.6 million (20.5%), respectively, and operating income decreased $0.2 million (0.5%) and $3.9 million (7.7%), respectively, both compared to the same periods in 2022. The increase in net revenues was due to the opening of 11 new company-owned and operated venues since June 2022, combined with an increase in same venue sales, which was primarily driven by strong walk-in traffic and price increases. The decrease in segment operating income is primarily due to a planned increase in marketing expenses associated with national marketing campaigns and higher labor costs, partially offset by operational efficiencies at the venues.
Golf Equipment
During the three and six months ended June 30, 2023, Golf Equipment net revenues decreased $0.9 million (0.2%) and $25.2 million (2.7%), respectively, and segment operating income decreased $3.9 million (3.9%) and $23.1 million (11.5%), respectively, compared to the same periods in 2022. The decrease in net revenues and operating income was primarily due to retail fill-in during the second quarter and first half of 2022 to restock low inventory levels related to increased demand and supply chain constraints, combined with the unfavorable impact of changes in foreign currency rates. The decrease in segment operating income was also due to planned operational expenditures to support the business, partially offset by an improvement in gross margin resulting from lower freight and pricing increases.

Active Lifestyle
During the three and six months ended June 30, 2023, Active Lifestyle net revenues decreased $2.2 million (0.8%) and increased $67.8 million (13.3%), respectively, and operating income decreased $3.0 million (13.3%) and increased $7.6 million (15.4%), respectively, all compared to the same periods in 2022.
The decrease in net revenues in the second quarter of 2023 was primarily driven by Jack Wolfskin as the result of a shift in the timing of wholesale shipments from the first quarter to the second quarter of 2022, and Callaway apparel due to decreases in the Asia apparel market. These decreases were largely offset by increases at TravisMathew due to continued brand momentum and growth in all sales channels. The decline in operating income in the second quarter of 2023 was largely due to planned operational expenditures to support business growth, partially offset by an increase in gross margin resulting from increases in price and a higher mix of direct-to-consumer sales.
The increase in net revenue in the first half of 2023 was primarily related to TravisMathew, driven by continued brand momentum and growth across all sales channels, combined with the opening of additional retail doors in 2023. In addition, net revenue and operating income increased for Jack Wolfskin due to improved supply chain and the timing of inventory shipments in the first half of 2023 compared to the prior year, combined with organic growth in the retail sector and digital growth in the e-commerce channel. These increases were partially offset by a decrease in Callaway branded soft goods, primarily due to lower retail foot traffic in the Asia market, in addition to the impact of unfavorable changes in foreign currency rates. The increase in operating income was due to an increase in gross margin attributable to price increases, lower freight costs and a higher mix of direct-to-consumer sales, partially offset by a planned increase in operating expenses to support business growth combined with an unfavorable change in foreign currency rates.
Financial Condition
Our cash and cash equivalents, including restricted cash, decreased $6.9 million to $196.5 million at June 30, 2023 from $203.4 million at December 31, 2022. The decrease in cash and cash equivalents during the six months ended June 30, 2023 was primarily related to cash used in operating activities of $21.8 million and cash used in investing activities of $280.7 million, offset by cash provided by financing activities of $297.7 million. During the six months ended June 30, 2023, we used our cash and cash equivalents in addition to proceeds received from refinancing our credit facilities in the first quarter of 2023 and from lease financings, to repay debt, fund our operations and invest in the expansion of the Topgolf business and other capital expenditures. We believe that our existing funds and existing sources of and access to capital and any future financings, as necessary, are adequate to fund our future operations. For further information related to our financing arrangements, see Note 5 “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q.
Our accounts receivable balance fluctuates throughout the year as a result of the general seasonality of our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, accounts receivable are generally the highest during the first and second quarters during the seasonal peak in the golf industry, and generally decline significantly during the third and fourth quarters as a result of an increase in cash collections combined with lower seasonal sales. Our Active Lifestyle accounts receivable balances are generally higher during the third and fourth quarters, primarily due to the seasonal concentration of sales for the Jack Wolfskin business during the fall and winter seasons. Our Topgolf venue business primarily records revenue and collects payment at point-of-sale, therefore, Topgolf’s accounts receivable balance is smaller than our other business segments and primarily consists of media sponsorship receivables. As of June 30, 2023, our consolidated net accounts receivable increased to $397.2 million from $167.3 million at December 31, 2022. The increase reflects the seasonal increase in golf equipment sales. Net accounts receivable as of June 30, 2023 increased $21.2 million compared to June 30, 2022 primarily due to the timing of cash receipts.

Our inventory balance fluctuates throughout the year as a result of the general seasonality of certain operating segments within our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, the buildup of inventory generally begins during the fourth quarter and continues into the first quarter and beginning of the second quarter in order to meet increased demand during the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Active Lifestyle inventory levels start to increase during the second quarter and continue to increase into the third and fourth quarters primarily due to the seasonal nature of our Jack Wolfskin business, whose products are significantly geared towards the fall and winter seasons. Topgolf is primarily a services business with lower inventory balances than our other business segments, with the inventory balances primarily consisting of food and beverage as well as retail merchandise and Toptracer inventory. Our inventory decreased $119.4 million to $839.8 million as of June 30, 2023 compared to December 31, 2022 due to improved sell through as a result of normalized supply chain conditions. Our inventory increased $235.8 million as of June 30, 2023 compared to June 30, 2022, primarily due to the pull forward of inventory during the back half of 2022 to support 2023 product launches and manage longer expected lead times on inventory shipments. Throughout the second half of 2022, inventory in-transit times and supply chain channels significantly improved, leading to the earlier receipt of inventory orders, which resulted in an increase in inventory levels mostly for planned 2023 products.

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
On March 16, 2023, we completed a comprehensive plan to refinance and modify our capital structure in order to extend our debt maturities, reduce our borrowing costs and improve our liquidity, as well as simplify and unify our financial reporting. As a result, we entered into a new $1,250.0 million secured Term Loan B which matures on March 16, 2030. We used a portion of the proceeds to pay off our then existing Term Loan B facility of $432.0 million and Topgolf credit facilities of $504.1 million. In addition to the modification of our Term Loan B, we also extended and increased the existing $400.0 million ABL facility with a new $525.0 million senior secured ABL revolving credit facility which matures on March 16, 2028. As of June 30, 2023, we had $647.5 million in cash and availability under our credit facilities, which is an increase of $7.2 million compared to June 30, 2022. Information about our credit facilities and long-term debt is presented in Note 5 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by this reference.
As of June 30, 2023, approximately 78% of our cash was held in regions outside of the United States. We continue to maintain our indefinite reinvestment assertion with respect to most jurisdictions in which we operate because of local cash requirements to operate our business. If we were to repatriate cash to the United States outside of settling intercompany balances, we may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against our U.S. tax liability, if any. Additionally, we may need to pay certain state income taxes.

Significant Cash Obligations
The table below summarizes certain significant cash obligations as of June 30, 2023 that will affect our future liquidity. We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements.

	Payments Due By Period
	Total	Remainder of 2023	2024 - 2025	2026 - 2027	Thereafter
	(in millions)
Long-term debt(1)	$1,577.5	$10.7	$39.4	$291.9	$1,235.5
Interest payments relating to long-term debt(2)	657.7	62.4	228.5	182.5	184.3
Finance leases, including imputed interest(3)	633.5	5.3	29.3	30.3	568.6
Operating leases, including imputed interest(4)	2,510.6	69.7	314.5	301.2	1,825.2
DLF obligations(5)	3,194.8	25.1	121.4	125.0	2,923.3
Minimum lease payments for leases signed but not yet commenced(6)	801.4	1.5	34.6	34.6	730.7
Capital commitments(7)	48.0	44.0	4.0	—	—
Unconditional purchase obligations(8)	195.1	47.1	79.7	38.7	29.6
Uncertain tax contingencies(9)	12.5	1.8	6.7	2.9	1.1
Total	$9,631.1	$267.6	$858.1	$1,007.1	$7,498.3

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

(6) Represents future minimum lease payments under lease agreements that have not yet commenced as of June 30, 2023 in relation to future Topgolf facilities. For further discussion, see Note 3 “Leases” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(7) Represents capital expenditure commitments under lease agreements for Topgolf venues under construction that have been signed as of June 30, 2023.
(8) During the normal course of business, we enter into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, and intellectual property licensing agreements pursuant to which we are required to pay royalty fees. The amounts listed above approximate the minimum purchase obligations we are obligated to pay under these agreements over the next five years and thereafter as of June 30, 2023. The actual amounts paid under some of the agreements may be higher or lower than these amounts. In addition, we also enter into unconditional purchase obligations with various vendors and suppliers of goods and services during the normal course of business through purchase orders or other documentation or that are undocumented except for an invoice. For further details, see Note 11 “Commitments & Contingencies” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(9) Amounts represent current and non-current portions of uncertain income tax positions as recorded on our Condensed Consolidated Balance Sheets as of June 30, 2023. Amounts exclude uncertain income tax positions that we would be able to offset against deferred taxes. For further discussion, see Note 10. “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

During the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to us or based on the negligence or willful misconduct, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, we have made contractual commitments to each of our officers and certain other employees providing for severance payments upon the termination of employment. We have also issued guarantees in the form of a standby letter of credit primarily as security for contingent liabilities under certain workers’ compensation insurance policies.

The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our financial condition. The fair value of indemnities, commitments and guarantees that we issued during the three and six months ended June 30, 2023 was not material to our financial position, results of operations or cash flows.
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
Capital Expenditures
Total estimated capital expenditures, net of reimbursements by third party real estate financing partners, for the year ending December 31, 2023, are expected to be approximately $270.0 million, comprised of $80.0 million for our legacy business and $190.0 million for the Topgolf business.
Critical Accounting Estimates
For the period ended June 30, 2023, there have been no material changes to our critical accounting estimates from the information reported in our Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023.
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
As part of our risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which we were exposed at June 30, 2023 through our foreign currency forward contracts.
At June 30, 2023, the estimated loss from our foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $56.4 million. We believe that such a hypothetical loss from our foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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

Interest Rate Fluctuations
We are exposed to interest rate risk from our credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 5 “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. Our long-term borrowing commitments are subject to interest rate fluctuations, which could be material to our cash flows and results of operations. In order to mitigate this risk, we enter into interest rate hedges and swaps as part of our interest rate risk management strategy. Information about our interest rate hedges and swaps is provided in Note 14 “Derivatives and Hedging” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on our cash flows and results of operations, we performed a sensitivity analysis as part of our risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $3.6 million over the 12-month period ending on June 30, 2023.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2023, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In May 2022, our Board of Directors authorized a $100.0 million share repurchase program (the “2022 Repurchase Program”) under which we are authorized to repurchase shares of our common stock in the open market or in private transactions, subject to our assessment of market conditions and repurchase opportunities. We will assess market conditions, buying opportunities and other factors from time to time and will make strategic repurchases as appropriate. The repurchases will be made in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other factors, and the repurchases will be made consistent with the terms of our credit facilities, which define the amount of stock that can be repurchased. The repurchase program does not require us to acquire a specific number of shares and it will remain in effect until completed or until terminated by the Board of Directors. During the second quarter of 2023, we repurchased 1.0 million shares of our common stock under the 2022 Repurchase Program at a weighted average price per share of $17.83, for a total cost of $17.8 million.
The following table summarizes our purchases during the second quarter of 2023 and includes amounts withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. Our repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended June 30, 2023
	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
April 1, 2023 - April 30, 2023	10,615	$20.88	—	$100,000,000
May 1, 2023 - May 31, 2023	1,000,550	17.85	1,000,000	82,154,344
June 1, 2023 - June 30, 2023	1,614	19.78	—	82,154,344
Total	1,012,779	$17.88	1,000,000	$82,154,344

(1) Number of shares repurchased represent (a) shares we repurchased under the 2022 Repurchase Program and (b) shares that we withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee equity-based incentive awards.

Other than shares repurchased under the 2022 Repurchase Program, during the second quarter of 2023, we repurchased 12,779 shares of our common stock at an average cost per share of $20.58, for a total cost of $0.3 million, which were related to shares withheld to satisfy payroll tax withholding obligations as described above.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None

Item 5.    Other Information
During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

3.1
Third Restated Certificate of Incorporation of the Company, incorporated herein by this reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 6, 2022 (file no. 1-10962).

3.2
Amended and Restated Bylaws of the Company, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 9, 2023 (file no. 1-10962).

10.1
Indemnification Agreement, dated as of June 6, 2023, between the Company and C. Matthew Turney, incorporated by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 9, 2023 (file no. 1-10962).

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
Date: August 8, 2023