Form 10-Q
period 2023-09-30
Topgolf Callaway Brands Corp.
filed 2023-11-08
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2023, the number of shares outstanding of the Registrant’s common stock was 184,517,048.

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
•the effect of terrorist activity, armed conflict, the conflict between Russia and Ukraine or Israel and Hamas, natural disasters or pandemic diseases on the economy generally, on the level of demand for our products or on our ability to manage our supply and delivery logistics in such an environment; and
•the general risks and uncertainties applicable to us and our business.
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
Topgolf Callaway Brands Corp. Trademarks: The following marks and phrases, among others, are our trademarks: Alpha Convoy, Apex, Apex CB, Apex DCB, Apex TCB, Apex Tour, Apex UW, APW, Arm Lock, Backstryke, Batwing Technology, Big Bertha, Big Bertha B21, Big Bertha REVA, Big T, Bird of Prey, Black Series, Bounty Hunter, C Grind, Callaway, Callaway Capital, Callaway Golf, Callaway Media Productions, Callaway Super Hybrid, Callaway X, Capital, Chev, Chev 18, Chevron Device, Chrome Soft, Chrome Soft X, Chrome Soft X LS, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, Dawn Patrol, Demonstrably Superior And Pleasingly Different, DFX, DSPD, Divine, Double Wide, Eagle, Engage, Epic, Epic Flash, Epic Max, Epic Max LS, Epic Speed, ERC, ERC Soft, Everyone’s Game, Exo, Cage, Fast Tech Mantle, Flash Face Technology, Flash Face, FT Optiforce, FT Performance, FT Tour, Fusion, Fusion Zero, GBB, GBB Epic, Gems, Golf Fusion, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Grom, Groove- In- Groove Technology, Heavenwood, Hersatility, Hex Aerodynamics, Hex Chrome, HX, Hyper Dry, Hyper-Lite, Hyper Speed Face, I.D. Ball, Jack Wolfskin, Jailbird, Jailbreak, Jailbreak AI Speed Frame, Jailbreak AI Velocity Blades, JAWS MD5, Jaws Raw, Jewel Jam, Kings of Distance, Legacy, Life On Tour, Longer From Everywhere, Lowrider, Luxe, Mack Daddy, Magna, Majestic, MarXman, Mavrik, MD3 Milled, MD4 Tactical, MD5, MD 5 Jaws, Metal-X, Microhinge Face Insert, Microhinge Star, Mission:Ambition, Nanuk, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Eleven, Odyssey Works, Offset Groove in Groove, Ogio, OGIO AERO, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO FUSE, OGIO ME, OGIO PACE, OGIO RENEGADE, OGIO RISE, OGIO SAVAGE, OGIO SHADOW, OGIO XIX, OptiColor, Opti Flex, Opti Grip, Opti Shield, OptiFit, OptiTherm, Opti Vent, ORG 7, ORG 14, ORG 15, Paradym, Paradym X, Paw Print, PRESTIGE 7, ProType, ⋅R, Rainspann, Red Ball, REVA, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shankstar, Shredder, Silencer, SLED, Slice Stopper, SoftFast, Solaire, Speed Cartridge, Speed Regime, Speed Step, Speed Tuned, Steelhead XR, Steelhead, Strata, Stroke Lab, Stronomic, Sub Zero, Superfast, Superhot, Supersoft, Supersoft MAX, SureOut, Swing Suite, Tee Time Adventures, TM, Tank, Tank Cruiser, Tech Series, Teron, Texapore, TMCA, Thermal Grip, Toe Up, TopChallenge, TopChip, TopContender, TopDrive, TopGolf, TopGolf Crush, Topgolf Entertainment Group, TopGolf Media, Topgolf Shield Logo, TopLife, TopPressure, TopScore, TopScramble, TopShot, TopTracer, TopTracer Range, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, TravisMathew TM logo, Tri Hot, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Uptown, Versa, VFT, VTEC, W Grind, Warbird, Weather Series, Weather Spann, Wedgeducation, WGT, White Hot, White Hot OG, White Hot Tour, White Ice, WOODE, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, XACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series, X Spann, X Tech, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball.

TOPGOLF CALLAWAY BRANDS CORP.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$330.3	$180.2
Restricted cash	0.7	19.1
Accounts receivable, less allowances of $11.2 million and $10.8 million, respectively	304.6	167.3
Inventories	736.5	959.2
Prepaid expenses	59.5	57.1
Other current assets	171.1	136.0
Total current assets	1,602.7	1,518.9
Property, plant and equipment, net	2,083.1	1,809.6
Operating lease right-of-use assets, net	1,414.6	1,419.1
Tradenames and trademarks	1,410.3	1,412.7
Other intangible assets, net	82.8	91.0
Goodwill	1,983.6	1,983.7
Other assets, net	404.9	355.4
Total assets	$8,982.0	$8,590.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$386.1	$580.0
Accrued employee compensation and benefits	109.8	135.2
Asset-based credit facilities	78.1	219.3
Operating lease liabilities, short-term	82.8	76.4
Construction advances	119.9	35.4
Deferred revenue	96.9	94.9
Other current liabilities	35.6	35.0
Total current liabilities	909.2	1,176.2

Long-term debt, net	1,521.5	1,176.3
Operating lease liabilities, long-term	1,443.2	1,437.5
Deemed landlord financing obligations	809.2	658.0
Deferred taxes, net	68.3	117.5
Other long-term liabilities	278.7	250.6
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3.0 million shares authorized, none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 360.0 million shares authorized, and 187.0 million shares and 186.2 million shares issued at September 30, 2023 and December 31, 2022, respectively	1.9	1.9
Additional paid-in capital	3,025.0	3,012.7
Retained earnings	1,024.6	852.5
Accumulated other comprehensive loss	(54.3)	(61.5)
Less: Common stock held in treasury, at cost, 2.4 million shares and 1.3 million shares at September 30, 2023 and December 31, 2022, respectively	(45.3)	(31.3)
Total shareholders’ equity	3,951.9	3,774.3
Total liabilities and shareholders’ equity	$8,982.0	$8,590.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues:
Products	$597.1	$579.3	$2,078.2	$2,018.2
Services	443.5	409.2	1,309.5	1,126.2
Total net revenues	1,040.6	988.5	3,387.7	3,144.4
Costs and expenses:
Cost of products	337.1	330.7	1,167.0	1,142.5
Cost of services, excluding depreciation and amortization	45.6	48.2	141.4	136.3
Other venue expense	312.1	287.6	934.7	780.2
Selling, general and administrative expense	242.5	224.7	790.6	720.4
Research and development expense	22.6	19.2	67.4	55.4
Venue pre-opening costs	6.9	9.9	16.3	18.1
Total costs and expenses	966.8	920.3	3,117.4	2,852.9
Income from operations	73.8	68.2	270.3	291.5
Interest expense, net	(52.3)	(36.4)	(153.6)	(100.3)
Other income, net	5.2	7.0	2.4	26.9
Income before income taxes	26.7	38.8	119.1	218.1
Income tax (benefit) provision	(3.0)	0.3	(53.0)	(12.5)
Net income	$29.7	$38.5	$172.1	$230.6

Earnings per common share:
Basic	$0.16	$0.21	$0.93	$1.25
Diluted	$0.16	$0.20	$0.88	$1.17

Weighted-average common shares outstanding:
Basic	185.2	184.8	185.2	184.9
Diluted	201.2	201.8	201.3	201.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$29.7	$38.5	$172.1	$230.6
Other comprehensive income (loss):
Change in derivative instruments	5.7	4.4	17.5	17.4
Foreign currency translation adjustments	(14.4)	(38.0)	(10.8)	(84.6)
Comprehensive income, before income tax	21.0	4.9	178.8	163.4
Income tax benefit on derivative instruments	(1.1)	(1.0)	(0.5)	(1.9)
Comprehensive income	$22.1	$5.9	$179.3	$165.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$172.1	$230.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175.7	139.8
Non-cash interest on financing and deemed landlord financed leases	17.1	4.3
Amortization of debt discount and issuance costs	4.9	7.4
Deferred taxes, net	(54.4)	(12.5)
Share-based compensation	38.4	37.4
Unrealized net losses on hedging instruments and foreign currency	7.2	2.1
Loss on debt modification	10.5	—
Other	1.5	4.8
Change in assets and liabilities:
Accounts receivable, net	(144.8)	(193.9)
Inventories	205.8	(235.9)
Leasing receivables	(9.1)	(14.8)
Other assets	3.1	12.3
Accounts payable and accrued expenses	(175.2)	69.2
Deferred revenue	3.1	0.4
Accrued employee compensation and benefits	(25.1)	4.2
Operating lease assets and liabilities, net	13.6	2.1
Income taxes receivable/payable, net	(18.4)	(24.9)
Other liabilities	1.7	2.0
Net cash provided by operating activities	227.7	34.6
Cash flows from investing activities:
Capital expenditures	(388.7)	(353.4)
Asset acquisitions, net of cash acquired	(31.2)	—
Proceeds from government grants	3.0	—
Investment in golf-related ventures	(2.5)	—
Acquisition of intangible assets	(0.8)	(0.6)
Proceeds from sale of investment in golf-related ventures	—	0.4
Proceeds from sale of property and equipment	0.3	—
Net cash used in investing activities	(419.9)	(353.6)
Cash flows from financing activities:
Repayments of long-term debt	(788.2)	(87.0)
Proceeds from borrowings on long-term debt	1,224.8	60.0
(Repayments of) proceeds from credit facilities, net	(245.4)	100.0
Debt issuance costs	(1.8)	—
Payment on contingent earn-out obligation	—	(5.6)
Repayments of financing leases	(2.2)	(0.3)
Proceeds from lease financing	184.3	133.1
Exercise of stock options	3.9	0.6
Acquisition of treasury stock	(44.0)	(35.5)
Net cash provided by financing activities	331.4	165.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.3)	0.6
Net increase (decrease) in cash, cash equivalents and restricted cash	131.9	(153.1)
Cash, cash equivalents and restricted cash at beginning of period	203.4	357.7
Cash, cash equivalents and restricted cash at end of period	335.3	204.6
Less: restricted cash (1)	(5.0)	(4.3)
Cash and cash equivalents at end of period	$330.3	$200.3
Supplemental disclosures:
Cash paid for income taxes, net	$20.0	$21.9
Cash paid for interest	$132.8	$86.0
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$24.3	$28.0
Accrued capital expenditures	$38.3	$47.2
Financed additions of capital expenditures	$43.3	$28.3
Issuance of common stock related to convertible notes	$—	$0.5
(1) Includes $0.7 million and $0.5 million of short-term restricted cash and $4.3 million and $3.8 million of long-term restricted cash included in other assets for the periods ended September 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	186.2	$1.9	$3,012.7	$852.5	$(61.5)	(1.3)	$(31.3)	$3,774.3
Acquisition of treasury stock	—	—	—	—	—	(0.4)	(9.2)	(9.2)
Exercise of stock options	—	—	(1.2)	—	—	0.2	4.8	3.6
Compensatory awards released from restriction	—	—	(21.3)	—	—	0.9	21.3	—
Share-based compensation	—	—	12.4	—	—	—	—	12.4
Equity adjustment from foreign currency translation	—	—	—	—	5.3	—	—	5.3
Change in fair value of derivative instruments, net of tax	—	—	—	—	(0.3)	—	—	(0.3)
Net income	—	—	—	25.0	—	—	—	25.0
Balance at March 31, 2023	186.2	$1.9	$3,002.6	$877.5	$(56.5)	(0.6)	$(14.4)	$3,811.1
Acquisition of treasury stock	—	—	—	—	—	(1.0)	(18.1)	(18.1)
Exercise of stock options	—	—	(0.4)	—	—	—	0.5	0.1
Compensatory awards released from restriction	—	—	(2.4)	—	—	0.1	2.4	—
Share-based compensation	—	—	12.4	—	—	—	—	12.4
Equity adjustment from foreign currency translation	—	—	—	—	(1.7)	—	—	(1.7)
Change in fair value of derivative instruments, net of tax	—	—	—	—	11.5	—	—	11.5
Net income	—	—	—	117.4	—	—	—	117.4
Balance at June 30, 2023	186.2	$1.9	$3,012.2	$994.9	$(46.7)	(1.5)	$(29.6)	$3,932.7
Acquisition of treasury stock	—	—	—	—	—	(1.0)	(16.7)	(16.7)
Issuance of common stock	0.8	—	—	—	—	—	—	—
Exercise of stock options	—	—	(0.2)	—	—	—	0.4	0.2
Compensatory awards released from restriction	—	—	(0.6)	—	—	0.1	0.6	—
Share-based compensation	—	—	13.6	—	—	—	—	13.6
Equity adjustment from foreign currency translation	—	—	—	—	(14.4)	—	—	(14.4)
Change in fair value of derivative instruments, net of tax	—	—	—	—	6.8	—	—	6.8
Net income	—	—	—	29.7	—	—	—	29.7
Balance at September 30, 2023	187.0	$1.9	$3,025.0	$1,024.6	$(54.3)	(2.4)	$(45.3)	$3,951.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	186.2	$1.9	$3,051.6	$682.2	$(27.3)	(1.0)	$(25.5)	$3,682.9
Cumulative Impact of Accounting Standards Update 2020-06 adoption	—	—	(57.1)	12.4	—	—	—	(44.7)
Acquisition of treasury stock	—	—	—	—	—	(1.5)	(34.2)	(34.2)
Compensatory awards released from restriction	—	—	(24.0)	—	—	1.0	24.0	—
Share-based compensation	—	—	13.8	—	—	—	—	13.8
Equity adjustment from foreign currency translation	—	—	—	—	(13.4)	—	—	(13.4)
Change in fair value of derivative instruments, net of tax	—	—	—	—	9.4	—	—	9.4
Net income	—	—	—	86.7	—	—	—	86.7
Balance at March 31, 2022	186.2	$1.9	$2,984.3	$781.3	$(31.3)	(1.5)	$(35.7)	$3,700.5
Acquisition of treasury stock	—	—	0.2	—	—	—	(0.5)	(0.3)
Exercise of stock options	—	—	(0.2)	—	—	—	0.3	0.1
Compensatory awards released from restriction	—	—	(1.8)	—	—	0.1	1.8	—
Share-based compensation	—	—	13.2	—	—	—	—	13.2
Equity adjustment from foreign currency translation	—	—	—	—	(33.2)	—	—	(33.2)
Change in fair value of derivative instruments, net of tax	—	—	—	—	4.5	—	—	4.5
Net income	—	—	—	105.4	—	—	—	105.4
Balance at June 30, 2022	186.2	$1.9	$2,995.7	$886.7	$(60.0)	(1.4)	$(34.1)	$3,790.2
Acquisition of treasury stock	—	—	—	—	—	—	(1.0)	(1.0)
Exercise of stock options	—	—	(0.3)	—	—	—	0.8	0.5
Compensatory awards released from restriction	—	—	(2.2)	—	—	0.1	2.2	—
Share-based compensation	—	—	10.4	—	—	—	—	10.4
Equity adjustment from foreign currency translation	—	—	—	—	(38.0)	—	—	(38.0)
Change in fair value of derivative instruments, net of tax	—	—	—	—	5.4	—	—	5.4
Issuance of common stock related to convertible notes	—	—	0.5	—	—	—	—	0.5
Capped call transaction related to convertible note conversion	—	—	0.1	—	—	—	(0.1)	—
Net loss	—	—	—	38.5	—	—	—	38.5
Balance at September 30, 2022	186.2	$1.9	$3,004.2	$925.2	$(92.6)	(1.3)	$(32.2)	$3,806.5

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
Our products and brands are reported under three operating segments: Topgolf, which includes the operations of our company-operated Topgolf venues, Toptracer ball-flight tracking technology (“Toptracer”), and WGT digital golf game; Golf Equipment, which includes the operations of our golf clubs and golf balls business under the Callaway Golf and Odyssey brand names; and Active Lifestyle, which includes the operations of our soft goods business marketed under the Callaway, TravisMathew, Jack Wolfskin and OGIO brand names.
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
Our Topgolf subsidiary previously operated on a 52- or 53-week retail calendar year, which ended on the Sunday closest to December 31. As of April 4, 2022, Topgolf began operating on a calendar year ending on December 31. Therefore, Topgolf financial information included in our condensed consolidated financial statements for the nine months ended September 30, 2022 was from January 3, 2022 through September 30, 2022. Topgolf financial information for the three months ended September 30, 2022 as well as for the three and nine months ended September 30, 2023 is reported on a calendar year basis.

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

Note 3. Leases
Sales-Type Leases
We enter into non-cancellable license agreements primarily related to Toptracer and Swing Suite (see Note 8). Certain of these license agreements are classified as sales-type leases.
Revenue from sales-type leases is included in service revenues within the condensed consolidated statements of operations and consists of the selling price and interest income as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales-type lease selling price(1)	$7.4	$6.1	$23.8	$24.6
Cost of underlying assets	(3.0)	(3.2)	(10.9)	(11.9)
Operating profit	$4.4	$2.9	$12.9	$12.7

Interest income	$2.1	$1.1	$4.8	$2.9

Total revenue attributable to sales-type leases	$9.5	$7.2	$28.6	$27.5

(1) Selling price is equal to the present value of lease payments over the non-cancellable term of the licensing agreement.
Leasing receivables related to our net investment in sales-type leases are as follows (in millions):

	Balance Sheet Location	September 30, 2023	December 31, 2022
Leasing receivables, net—short-term	Other current assets	$25.1	$17.5
Leasing receivables, net—long-term	Other assets	63.7	57.5
Total leasing receivables		$88.8	$75.0

Net maturities of sales-type lease receivables for the next five years and thereafter as of September 30, 2023 are as follows (in millions):

Remainder of 2023	$7.5
2024	31.4
2025	26.9
2026	19.0
2027	10.7
Thereafter	6.7
Total future lease proceeds	102.2
Less: imputed interest	13.4
Total	$88.8

Operating and Finance Leases
As a lessee, we lease office spaces, manufacturing plants, warehouses, distribution centers, company-operated Topgolf venues, vehicles and equipment, and retail and outlet locations under operating and financing leases.
DLF Agreements
We enter into deemed landlord financing (“DLF”) agreements to finance certain company-operated Topgolf venues. We work with third-party developers or real estate financing partners to acquire rights to land and fund the construction associated with certain venues under build-to-suit arrangements. In certain instances we fund a portion of the construction ourselves, and in other instances we fund all of the construction. In certain build-to-suit arrangements, we are deemed to have control of the underlying assets under construction and are therefore considered the accounting owner of these assets. At the end of the construction period, we complete a sale-leaseback assessment to determine if control has transferred to the financing partner. If the sales-leaseback criteria are not met and it is determined that control has not been transferred to the financing partner, we reverse the accumulated construction advance recognized during the construction phase and record a DLF obligation, and the costs accumulated in property, plant and equipment associated with the building are capitalized and placed into service. When we acquire land directly or finance the venue construction ourselves, we may enter into arrangements to sell the assets and lease them back from a financing partner. In these cases, if control is not transferred upon the closing of the transaction and the commencement of the subsequent leaseback, we record a DLF obligation associated with the cash proceeds. Buildings or other assets capitalized in conjunction with DLF obligations are depreciated, less their residual value, over the shorter period of the useful life of those assets, or the period of the lease term. In general, buildings are depreciated over a 40-year useful life, which aligns with the lease term including renewal periods we are reasonably certain to exercise.
Supplemental balance sheet information related to our operating and financing right-of-use (“ROU”) assets and lease liabilities and DLF assets and obligations is as follows (in millions):

	Balance Sheet Location	September 30, 2023	December 31, 2022
Assets
Operating lease ROU assets, net	Operating lease ROU assets, net	$1,414.6	$1,419.1
Financing lease ROU assets, net	Other assets	$227.5	$215.7
DLF assets, net	Property, plant & equipment, net	$916.2	$813.2

Liabilities
Current
Operating lease liabilities, short-term	Operating lease liabilities, short-term	$82.8	$76.4
Financing lease liabilities, short-term	Accounts payable and accrued expenses	$1.4	$1.7
DLF obligations, short-term	Accounts payable and accrued expenses	$0.5	$2.4

Non-current
Operating lease liabilities, long-term	Operating lease liabilities, long-term	$1,443.2	$1,437.5
Financing lease liabilities, long-term	Other long-term liabilities	$246.7	$225.9
DLF obligations, long-term	Deemed landlord financing obligations	$809.2	$658.0

Leases Under Construction
Our minimum capital commitment for leases under construction, net of reimbursements from third-party real estate financing partners, was approximately $22.0 million as of September 30, 2023. As we are actively involved in the construction of these properties, we recorded $265.8 million in construction costs within property, plant and equipment and $119.9 million in construction advances from the landlords in connection with these properties as of September 30, 2023. We determine the lease classification for these properties at the end of the construction period. Upon lease commencement, the initial base term of these leases is generally 20 years, with most having options to extend for additional terms of up to 20 years. As of September 30, 2023, we had $1,012.9 million of future lease obligations related to nine venues subject to non-cancellable leases that have been signed but have not yet commenced.

The components of lease expense included in our condensed consolidated statement of operations for the periods presented below are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs:
Amortization of ROU assets	$45.9	$42.3	$131.2	$128.1
Total operating lease costs	45.9	42.3	131.2	128.1
Financing lease costs:
Amortization of ROU assets	1.9	1.0	5.8	4.6
Interest on lease liabilities	3.7	2.3	11.0	6.5
Total financing lease costs	5.6	3.3	16.8	11.1
DLF obligation costs:
Depreciation of DLF assets	7.8	3.7	18.2	10.1
Interest on DLF obligations	17.5	11.7	48.9	32.5
Total DLF obligation costs	25.3	15.4	67.1	42.6
Variable lease costs	3.7	2.3	8.4	7.1
Total lease costs	$80.5	$63.3	$223.5	$188.9

Other information related to leases (in millions):

	Nine Months Ended September 30,
Supplemental Cash Flows Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$116.1	$119.8
Operating cash flows from finance leases	$5.6	$5.4
Operating cash flows from DLF obligations	$37.1	$29.3
Financing cash flows from finance leases	$2.2	$0.3
Financing cash flows from DLF obligations	$5.9	$—

Lease liabilities arising from new ROU assets:
Operating leases	$53.3	$37.2
Financing leases	$17.4	$40.7
DLF obligations (1)	$143.4	$113.2

(1) During the course of the construction of our venues, certain financing partners remit funds directly to our construction vendors on our behalf rather than providing the construction advances directly to us. These funds are presented as non-cash investing and financing activities within our condensed consolidated statement of cash flows. During the nine months ended September 30, 2023, the amount contributed by these financing partners, in addition to accrued capitalized interest was $43.3 million. During the nine months ended September 30, 2022, the amount contributed by these financing partners, in addition to accrued capitalized interest, was $28.3 million, which was corrected from $85.0 million, as previously reported.

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (years):
Operating leases	16.3	16.6
Financing leases	36.3	36.5
DLF obligations	38.1	38.5

Weighted average discount rate:
Operating leases	5.7%	5.6%
Financing leases	6.2%	6.1%
DLF obligations	9.0%	8.8%

As of September 30, 2023, our future minimum lease obligations were as follows (in millions):

	Operating Leases	Financing Leases	DLF Obligations	Total
Remainder of 2023	$30.9	$2.1	$10.6	$43.6
2024	161.1	14.1	63.7	238.9
2025	158.7	14.8	64.2	237.7
2026	153.5	14.9	65.3	233.7
2027	151.1	15.1	66.5	232.7
Thereafter	1,833.1	638.7	3,090.2	5,562.0
Total future lease payments	2,488.4	699.7	3,360.5	6,548.6
Less: imputed interest	962.4	451.6	2,550.8	3,964.8
Total	$1,526.0	$248.1	$809.7	$2,583.8
Note 4. Revenue Recognition
We primarily recognize revenue from the sale of our products and the operation of our Topgolf venues. Product revenues include the sale of golf clubs, golf balls, lifestyle and outdoor apparel, gear and accessories, and golf apparel and accessories. We sell our products to customers, which include on- and off-course golf shops and national retail stores, and directly to consumers through our e-commerce business and at our apparel retail and venue locations. Our product revenue also includes royalty income from third parties from the licensing of certain soft goods products. Service revenues primarily include Topgolf venue sales of food and beverage, fees charged for gameplay, the sale of game credits to guests, franchise fees, the sale of gift cards, sponsorship contracts, leasing revenue, non-refundable deposits received for venue reservations, and from our online multiplayer digital golf games.
Contracts with our customers for the purchase of our products are generally in the form of a purchase order. In certain cases, we enter into sales agreements which contain specific terms, discounts and allowances. We also enter into licensing agreements with certain distributors and, with respect to our Toptracer operations, driving ranges and hospitality and entertainment venues.
The following table presents our revenue disaggregated by major category and operating and reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Topgolf:
Venues	$430.5	$399.5	$1,270.4	$1,089.4
Other business lines	17.2	14.3	51.6	50.1
Total Topgolf	$447.7	$413.8	$1,322.0	$1,139.5

Golf Equipment:
Golf clubs	$222.2	$221.4	$913.3	$959.6
Golf balls	71.2	75.3	274.8	257.0
Total Golf Equipment	$293.4	$296.7	$1,188.1	$1,216.6

Active Lifestyle:
Apparel	$211.7	$181.4	$531.3	$456.7
Gear, accessories & other	87.8	96.6	346.3	331.6
Total Active Lifestyle	$299.5	$278.0	$877.6	$788.3

Total	$1,040.6	$988.5	$3,387.7	$3,144.4

Venue product sales at our Topgolf operating segment include the sale of golf clubs, golf balls, apparel, gear and accessories. During the three and nine months ended September 30, 2023, venue product sales were $4.2 million and $12.5 million, respectively. During the three and nine months ended September 30, 2022, venue product sales were $4.5 million and $13.3 million, respectively.
Product and Service Revenue
We sell our Golf Equipment products and Active Lifestyle products in the United States and internationally, with our principal international regions being Europe and Asia. Golf Equipment product sales are generally higher than Active Lifestyle sales in most regions except for Europe, which has a higher concentration of Active Lifestyle sales due to the Jack Wolfskin business. Revenue from venues is higher in the United States due to Topgolf having significantly more domestic venues than international venues. Revenue related to other business lines at Topgolf is predominantly in the United States, in addition to certain regions within Europe.
The following table summarizes our revenue by major geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue by Major Geographic Region:
United States	$737.3	$684.8	$2,435.1	$2,194.7
Europe	149.5	141.9	423.3	417.7
Asia	130.7	138.7	419.1	432.6
Rest of world	23.1	23.1	110.2	99.4
Total	$1,040.6	$988.5	$3,387.7	$3,144.4

Licensing, Royalty and Other Revenue
We have revenues related to licensing and royalties in our Topgolf and Active Lifestyle operating segments primarily related to operating and sales-type leasing agreements for Toptracer installations (see Note 3), licensing agreements for apparel and soft goods products, and licensing agreements at Topgolf related to Swing Suite. The following table summarizes these revenues by operating segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Topgolf	$12.2	$9.0	$36.5	$33.2
Active Lifestyle	6.0	6.2	20.9	20.2
Total	$18.2	$15.2	$57.4	$53.4
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

The following table provides a reconciliation of activity related to our short-term deferred revenue balance for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning Balance	$98.5	$91.8	$94.9	$93.9
Deferral of revenue	154.6	167.9	478.3	438.4
Revenue recognized	(150.7)	(160.1)	(457.5)	(427.9)
Breakage	(5.4)	(4.7)	(18.5)	(13.4)
Foreign currency translation and other	(0.1)	(0.5)	(0.3)	3.4
Ending Balance	$96.9	$94.4	$96.9	$94.4
As of September 30, 2023 and December 31, 2022, our long-term deferred revenue balance was $3.6 million and $3.2 million, respectively.
For the three and nine months ended September 30, 2023, we recognized $8.2 million and $57.8 million, respectively, of revenue that was included in the deferred revenue balances at December 31, 2022. For the three and nine months ended September 30, 2022, we recognized $12.0 million and $59.2 million, respectively, of revenue that was included in the deferred revenue balances at December 31, 2021.
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
The following table provides a reconciliation of the activity related to our short-term sales program incentives for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning Balance	$24.8	$35.2	$20.8	$23.3
Additions	4.8	6.1	26.9	33.6
Credits issued	(11.7)	(6.6)	(28.3)	(19.8)
Foreign currency translation and other	(0.4)	(1.3)	(1.9)	(3.7)
Ending Balance	$17.5	$33.4	$17.5	$33.4
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
The following table provides a reconciliation of the activity related to our sales return reserve for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning Balance	$81.1	$77.6	$55.4	$47.4
Provision	33.5	17.3	145.0	103.6
Sales returns	(31.9)	(23.5)	(117.7)	(79.6)
Ending Balance	$82.7	$71.4	$82.7	$71.4

The cost recovery of inventory associated with the sales return liability is accounted for in other current assets on our condensed consolidated balance sheet. As of September 30, 2023 and December 31, 2022, our balance for cost recovery was $37.3 million and $25.5 million, respectively.
Note 5. Financing Arrangements
Our credit facilities and long-term debt obligations are summarized as follows (in millions):

	Maturity Date	Interest Rate	September 30, 2023	December 31, 2022
Short-Term Credit Facilities
U.S. Asset-Based Revolving Credit Facility	March 16, 2028	5.36%	$48.0	$181.1
2022 Japan ABL Credit Facility	January 25, 2025	0.90%	30.1	38.2
Total Principal Amount			$78.1	$219.3
Unamortized Debt Issuance Costs			$4.3	$0.9

Balance Sheet Location
Asset-based credit facilities			$78.1	$219.3
Prepaid expenses			$1.0	$0.6
Other long-term assets			$3.3	$0.3

	Maturity Date	Interest Rate	September 30, 2023	December 31, 2022
Long-Term Debt and Credit Facilities
2023 Term Loan B	March 16, 2030	8.92%	$1,243.8	$—
Convertible Notes	May 1, 2026	2.75%	258.3	258.3
Equipment Notes	July 24, 2023 - December 27, 2027	2.36% - 5.93%	21.2	27.8
Mortgage Loans	July 1, 2033 - July 29, 2036	9.75% - 11.31%	45.4	45.9
Financed Tenant Improvements	February 1, 2035	8.00%	3.3	3.5
Term Loan B	—	8.88%	—	432.0
Topgolf Term Loan	—	10.58%	—	336.9
Topgolf Revolving Credit Facility	—	8.08%	—	110.0
Total Principal Amount			$1,572.0	$1,214.4
Less: Unamortized Debt Issuance Costs			32.7	24.3
Total Debt, net of Unamortized Debt Issuance Costs			$1,539.3	$1,190.1

Balance Sheet Location
Other current liabilities			$17.8	$13.8
Long-term debt			1,521.5	1,176.3
			$1,539.3	$1,190.1
Total interest and amortization expense related to our credit facilities and long-term debt obligations, which is included in “Interest Expense, net” in the condensed consolidated statement of operations, is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Short-Term Credit Facilities
U.S. Asset-Based Revolving Credit Facility	$0.9	$1.2	$6.5	$2.9
2022 Japan ABL Credit Facility	0.1	0.1	0.3	0.2
Total	$1.0	$1.3	$6.8	$3.1

Long-Term Debt and Credit Facilities
2023 Term Loan B	$29.1	$—	$61.7	$—
Convertible Notes	1.7	1.7	5.3	5.3
Equipment Notes	0.2	0.2	0.7	0.6
Mortgage Loans	1.2	1.2	3.5	3.6
Term Loan B	—	8.4	8.6	21.2
Topgolf Term Loan	—	8.0	7.8	20.7
Topgolf Revolving Credit Facility	—	0.9	2.7	2.6
Total	$32.2	$20.4	$90.3	$54.0

Revolving Credit Facilities and Available Liquidity
In addition to cash on hand and cash generated from operations, we rely on our U.S. Asset-Based Revolving Credit Facility and 2022 Japan ABL Credit Facility to manage seasonal liquidity fluctuations. As of September 30, 2023 and December 31, 2022, our available liquidity, which is comprised of cash on hand and amounts available under our U.S. and Japan facilities, less outstanding letters of credit and outstanding borrowings, was $734.1 million and $415.3 million, respectively.
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
During the nine months ended September 30, 2023, average outstanding borrowings under the U.S. Asset-Based Revolving Credit Facility were $126.1 million. As of September 30, 2023, our trailing 12-month average availability under the U.S. Asset-Based Revolving Credit Facility was $329.5 million and the trailing 12-month average interest rate applicable to outstanding borrowings under the U.S. Asset-Based Revolving Credit Facility was 5.71%.
2022 Japan ABL Credit Facility
We have an Asset-Based Revolving Credit facility with the Bank of Tokyo-Mitsubishi UFJ (the “2022 Japan ABL Credit Facility”) which provides a line of credit to our Japan subsidiary of up to 6.0 billion Yen (or approximately $40.2 million), is subject to borrowing base availability under the facility, and is secured by certain assets, including eligible inventory and accounts receivable of our Japan subsidiary which are subject to certain restrictions and covenants related to certain pledged assets and financial performance metrics. The interest rate applicable to outstanding borrowings under the 2022 Japan ABL Credit Facility is subject to an effective interest rate equal to the Tokyo Interbank Offered Rate plus 0.80%. As of September 30, 2023, our remaining borrowing base availability under the 2022 Japan ABL Credit Facility was 1.5 billion Yen (or approximately $10.1 million).
Long-Term Debt
2023 Term Loan B
In March 2023, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent, and the financial institutions party thereto as lenders which provides for a Term Loan B facility (the “2023 Term Loan B”). The 2023 Term Loan B provides for an aggregate principal amount of $1,250.0 million, which was issued net of an original issuance discount of $12.5 million. We used a portion of the net proceeds from the 2023 Term Loan B for the repayment of outstanding principal and interest amounts on our prior Term Loan B, as well as the repayment of the outstanding principal, interest and fees associated with the prior Topgolf credit facilities, which consisted of the Topgolf Term Loan and Topgolf Revolving Credit Facility (collectively, the “Topgolf Credit Facilities”). We accounted for the transactions associated with the Credit Agreement and repayment and retirement of the prior Term Loan B and Topgolf Credit Facilities as a debt modification. As a result, during the three months ended March 31, 2023, we recognized a non-cash loss of $10.5 million within other income/expense in our condensed consolidated statement of operations related to the write-off of the unamortized original issuance discounts and debt issuance costs associated with the prior Term Loan B and Topgolf Credit Facilities for lenders who did not participate in the Credit Agreement. Additionally, we recognized $2.3 million of third-party fees and capitalized $11.0 million in debt issuance costs in connection with the Credit Agreement. The $2.3 million of third-party fees were recognized as selling, general and administrative expense in our condensed consolidated statement of operations during the nine months ended September 30, 2023. The debt issuance costs and original issuance discount are being amortized into interest expense over the term of the Credit Agreement and are included as a reduction to long-term debt in our condensed consolidated balance sheet as of September 30, 2023.
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
The interest rate on outstanding borrowings under the 2023 Term Loan B are, at our option, a rate per annum equal to (a) a term Secured Overnight Financing Rate (“Term SOFR”) plus a 0.10% credit spread adjustment (and subject to a 0% floor), plus an applicable margin of 3.25% or 3.50%, depending on our applicable Debt Rating or (b) a base rate equal to the sum of (i) the greater of (A) the greater of the federal funds rate and the overnight bank funding rate published by the Federal Reserve Bank of New York, plus 0.50%, (B) Term SOFR for a one-month interest period term plus 1.0% (and subject to a 1% floor), (C) the prime rate announced by Bank of America from time to time, and (D) 1.0%, plus (ii) an applicable margin of 2.25% or 2.50%, depending on our applicable Debt Rating.
Convertible Notes
Our convertible senior notes (the “Convertible Notes”) bear interest at a rate of 2.75% per annum on the principal amount, which is payable semi-annually in arrears on May 1 and November 1 of each year.
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
Capped Call
In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls cover the aggregate number of shares of our common stock that initially underlie the Convertible Notes, and are generally expected to reduce potential dilution and/or offset any cash payments we are required to make related to any conversion of the Convertible Notes. The Capped Calls each have an exercise price of $17.62 per share, subject to certain adjustments, which correspond to the initial conversion prices of the Convertible Notes, and a cap price of $26.98 per share. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the if-converted method. The initial cost of the Capped Calls was recognized as a reduction to additional paid-in-capital on our condensed consolidated balance sheet.
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
Aggregate Amount of Long-Term Debt Maturities
The following table presents our combined aggregate amount of maturities for our long-term debt over the next five years and thereafter as of September 30, 2023. Amounts payable under the 2023 Term Loan B included below represent the minimum principal repayment obligations as of September 30, 2023.

(in millions)
Remainder of 2023	$5.3
2024	20.8
2025	18.6
2026	276.3
2027	15.5
Thereafter	1,235.5
$1,572.0
Less: Unamortized Debt Issuance Costs	32.7
Total	$1,539.3
As of September 30, 2023, we were in compliance with all fixed charge coverage ratios and all other financial covenants and reporting requirements under the terms of our credit facilities mentioned above, as applicable.
Note 6. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted earnings per common share (“Diluted EPS”) takes into account the potential dilution that could occur if outstanding securities were exercised or settled in shares. Dilutive securities that may impact Diluted EPS include shares underlying outstanding stock options, restricted stock units and performance share units granted to employees and non-employees (see Note 12), as well as common shares underlying the Convertible Notes (see Note 5). Dilutive securities related to common shares underlying outstanding stock options, restricted stock units, and performance share units granted to employees and non-employee directors are included in the calculation of diluted earnings per common share using the treasury stock method. Dilutive securities related to common shares underlying the Convertible Notes are included in the calculation of diluted earnings per common share using the if-converted method.
Basic and diluted weighted-average common shares outstanding are the same in periods when a net loss is reported or when anti-dilution occurs.
The following table summarizes the computation of basic and diluted earnings per common share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings per common share—basic
Net income	$29.7	$38.5	$172.1	$230.6
Weighted-average common shares outstanding—basic	185.2	184.8	185.2	184.9
Earnings per common share—basic	$0.16	$0.21	$0.93	$1.25
Earnings per common share—diluted
Net income	$29.7	$38.5	$172.1	$230.6
Interest expense attributable to convertible notes	1.6	1.6	4.8	4.8
Net income attributable to earnings per common share—diluted	$31.3	$40.1	$176.9	$235.4

Weighted-average common shares outstanding—basic	185.2	184.8	185.2	184.9
Convertible Notes weighted-average common shares outstanding	14.7	14.7	14.7	14.7
Outstanding options, restricted stock units and performance share units	1.3	2.3	1.4	1.4
Weighted-average common shares outstanding—diluted	201.2	201.8	201.3	201.0
Earnings per common share—diluted	$0.16	$0.20	$0.88	$1.17

Anti-Dilutive Options and Restricted Stock Units
For the three and nine months ended September 30, 2023, approximately 3.0 million and 1.9 million securities outstanding, respectively, comprised of stock options and restricted stock units, were excluded from the calculation of diluted EPS as they would be anti-dilutive. For both the three and nine months ended September 30, 2022, approximately 1.3 million securities outstanding, comprised of stock options and restricted stock units, were excluded from the calculation of diluted EPS as they would be anti-dilutive.
Note 7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in millions):

	Topgolf	Golf Equipment	Active Lifestyle	Total
Balance at December 31, 2022	$1,363.6	$530.3	$89.8	$1,983.7
Foreign currency translation and other	—	(0.1)	—	(0.1)
Balance at September 30, 2023	$1,363.6	$530.2	$89.8	$1,983.6
Goodwill is net of accumulated impairment losses of $148.4 million, which were recorded prior to December 31, 2022 in the Active Lifestyle segment.
Our intangible assets by major asset class are as follows (in millions, except useful life amounts):

	Indefinite-lived:		Amortizing:
	Tradename and Trademarks	Liquor Licenses	Patents	Customer/ Distributor Relationships and Other	Developed Technology	Total
Useful Life (Years)	NA	NA	2-16	1-10	10
As of September 30, 2023
Gross	$1,441.0	$9.5	$32.2	$70.2	$69.7	$1,622.6
Accumulated amortization	—	—	(31.8)	(41.9)	(17.3)	(91.0)
Foreign currency translation and other	(30.7)	—	—	(4.4)	(3.4)	(38.5)
Net book value	$1,410.3	$9.5	$0.4	$23.9	$49.0	$1,493.1

As of December 31, 2022
Gross	$1,441.0	$8.9	$32.2	$67.4	$69.7	$1,619.2
Accumulated amortization	—	—	(31.8)	(35.8)	(12.2)	(79.8)
Foreign currency translation and other	(28.3)	—	—	(4.2)	(3.2)	(35.7)
Net book value	$1,412.7	$8.9	$0.4	$27.4	$54.3	$1,503.7
For the three months ended September 30, 2023 and 2022, we recognized amortization expense related to acquired intangible assets of $2.8 million and $4.3 million, respectively. For the nine months ended September 30, 2023 and 2022, we recognized amortization expense related to acquired intangible assets of $11.2 million and $11.3 million, respectively. Amortization expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Amortization expense related to intangible assets at September 30, 2023 in each of the next five years and beyond is expected to be incurred as follows (in millions):

Remainder of 2023	$2.8
2024	11.4
2025	11.3
2026	11.3
2027	10.9
Thereafter	25.6
$73.3
Note 8. Investments
Investment in Full Swing
We have an ownership interest of less than 20.0% in Full Swing Golf Holdings, LLC (“Full Swing”), owners of multi-sport indoor virtualization and simulation technology. The investment is accounted for at cost less impairments, and adjusted for observable changes in fair value. At both September 30, 2023 and December 31, 2022, the carrying value of our investment in Full Swing was $9.3 million. This investment is included in other assets on our condensed consolidated balance sheets.
On August 1, 2023 we completed the acquisition of the assets of Swing Suite, an indoor golf simulation technology that provides golf ball flight measurements and tracking data, from Full Swing for total cash consideration of $12.5 million, consisting of customer relationship, sales-type leases and licensing agreements.
Investment in Five Iron Golf
We have an ownership interest of less than 20.0% in preferred shares of The Range NYC, LLC (“Five Iron Golf”), an urban indoor golf experience company which hosts a golf simulation technology and serves food and beverage. The investment is accounted for at cost less impairments, and is adjusted for observable changes in fair value. During the nine months ended September 30, 2023, we invested an additional $2.0 million in Five Iron Golf and recognized a $0.4 million fair value step-up in our investment related to an observable market transaction that occurred during the third quarter of 2023. As of September 30, 2023 and December 31, 2022, the carrying value of our investment included in other assets on our condensed consolidated balance sheets was $32.4 million and $30.0 million, respectively.

Note 9. Selected Financial Data
Selected financial data as of the dates presented below is as follows (in millions, except useful life data):

		September 30, 2023	December 31, 2022
Inventories:
Finished goods		$584.3	$770.1
Work in process		1.2	1.2
Raw materials		145.0	181.5
Food and beverage		6.0	6.4
		$736.5	$959.2

		September 30, 2023	December 31, 2022
Other current assets:
Credit card receivables		$30.2	$40.1
Sales return reserve cost recovery asset		37.3	25.5
VAT/Sales tax receivable		5.3	17.2
Leasing receivables		25.1	17.5
Hedging contract receivables		20.1	4.6
Other		53.1	31.1
		$171.1	$136.0

	Estimated Useful Life	September 30, 2023	December 31, 2022
Property, plant and equipment, net:
Land		$183.5	$160.4
Buildings and leasehold improvements	3 - 40 years	1,345.4	1,196.7
Machinery and equipment	5 - 10 years	283.0	248.8
Furniture, computer hardware and equipment	3 - 5 years	356.5	299.1
Internal-use software	3 - 5 years	136.2	109.9
Production molds	2 - 5 years	9.3	9.1
Construction-in-process		402.6	271.6
		2,716.5	2,295.6
Less: Accumulated depreciation		633.4	486.0
		$2,083.1	$1,809.6
For the three months ended September 30, 2023 and 2022, we recorded total depreciation expense of $58.2 million and $44.1 million, respectively, in our condensed consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, we recorded total depreciation expense of $164.5 million and $128.5 million, respectively, in our condensed consolidated statements of operations.

	September 30, 2023	December 31, 2022
Accounts payable and accrued expenses:
Accounts payable	$103.1	$159.1
Accrued expenses	191.7	160.9
Accrued inventory	91.3	260.0
	$386.1	$580.0

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
The realization of deferred tax assets, including loss and credit carryforwards, is subject to generating sufficient taxable income during the periods in which our deferred tax assets become realizable. During the first quarter of fiscal year 2021, we established a significant valuation allowance on our US deferred tax assets as we were in a cumulative loss position immediately following the merger with Topgolf. During the second quarter of 2023, pursuant to an analysis of all positive and negative evidence, we determined that the majority of our U.S. deferred tax assets were more likely than not to be realized and reversed $50.8 million of the valuation allowance against those deferred tax assets. The remaining valuation allowance on our U.S. deferred tax assets primarily relates to state net operating loss carryforwards and credits that we estimate may not be able to be utilized in future periods. With respect to non-U.S. entities, valuation allowances have been recorded against certain tax attributes for which management believes it is not more likely than not that they will be realized. It is possible that within the next 12 months sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance attributable to non-US entities will no longer be needed, which would result in a non-cash benefit.
We recorded an income tax benefit of $3.0 million and an income tax provision of $0.3 million for the three months ended September 30, 2023 and 2022, respectively. As a percentage of pre-tax income, our effective tax rate was (10.8)% and 0.8% for the three months ended September 30, 2023 and 2022, respectively. In the three months ended September 30, 2023, the primary difference between the statutory rate and the effective rate is due to a reduction in the estimated annual income tax provision. In the three months ended September 30, 2022, the primary difference between the statutory rate and the effective rate relates to the partial release of valuation allowances on our deferred tax assets.
We recorded an income tax benefit of $53.0 million and $12.5 million for the nine months ended September 30, 2023 and 2022, respectively. As a percentage of pre-tax income, our effective tax rate was (44.4)% and (5.7)% for the nine months ended September 30, 2023 and 2022, respectively. In the nine months ended September 30, 2023 and 2022, the primary difference between the statutory rate and the effective rate relates to the release of valuation allowances on our deferred tax assets as described above.
At September 30, 2023, the gross liability for income taxes associated with uncertain tax positions was $28.2 million. Of this amount, $15.0 million would benefit our condensed consolidated financial statements and effective income tax rate if favorably settled. We recognize interest and penalties related to income tax matters in income tax expense.
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
As of September 30, 2023, the minimum obligation we are required to pay under these agreements over the next five years and thereafter is as follows (in millions):

Remainder of 2023	$33.8
2024	46.5
2025	35.6
2026	23.0
2027	16.5
Thereafter	29.6
Total	$185.0
Other Contingent Contractual Obligations
During the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite and the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our consolidated financial statements. The fair value of indemnities, commitments and guarantees that we issued during the nine months ending, and as of September 30, 2023, were not material to our financial position, results of operations, or cash flows.

Note 12. Share-Based Compensation
Share-Based Awards Granted
We granted the following awards under our stock compensation plans during the periods presented (in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
Restricted stock units(1)	—	$18.76	—	$22.80	0.7	$22.85	0.7	$22.82
Restricted stock awards	0.8	$19.60	—	$—	0.8	$19.60	—	$—
Performance based restricted share unit awards(2) (3)	—	$—	—	$23.28	0.6	$36.58	0.5	$23.37
Total	0.8		—		2.1		1.2

(1) A nominal amount of restricted stock units were granted during the three months ended September 30, 2023 and September 30, 2022.
(2) A nominal amount of performance based restricted share unit awards were granted during the three months ended September 30, 2022.
(3) Weighted-average grant date fair value per share determined using Monte-Carlo valuation method.

Share-Based Compensation Expense
Total share-based compensation expense by award-type, net of estimated forfeitures, recognized in the condensed consolidated statement of operations for the periods presented was (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$0.1	$0.4	$0.4	$1.2
Restricted stock units	5.1	4.5	14.6	13.2
Restricted stock awards	0.5	0.3	0.8	1.0
Performance based restricted share unit awards	7.9	5.2	22.6	22.0
Total share-based compensation expense, before tax	13.6	10.4	38.4	37.4
Income tax benefit	(3.2)	(2.5)	(9.2)	(9.0)
Total share-based compensation expense, after tax	$10.4	$7.9	$29.2	$28.4
Total share-based compensation, net of estimated forfeitures, recognized in the condensed consolidated statement of operations for the periods presented was (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of products	$0.5	$0.2	$1.4	$1.2
Selling, general and administrative expense	11.6	10.0	33.4	35.0
Research and development expense	0.5	0.1	1.1	0.9
Other venue expense	1.0	0.1	2.5	0.3
Total share-based compensation expense, before tax	13.6	10.4	38.4	37.4
Income tax benefit	(3.2)	(2.5)	(9.2)	(9.0)
Total share-based compensation expense, after tax	$10.4	$7.9	$29.2	$28.4

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
The carrying amounts of cash and cash equivalents, money market funds, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to their high liquidity and short-term nature, and are therefore categorized within Level 1 of the fair value hierarchy. Our money market funds accrue dividends, which are reinvested in the fund, and are reflected in the carrying values of the funds. As of September 30, 2023, the carrying value of our money market funds was $146.2 million, which is included in cash and cash equivalents on our condensed consolidated balance sheets. We did not have any money market funds at December 31, 2022.
Hedging instruments are re-measured on a recurring basis using broker quotes, daily market foreign currency rates, and interest rate curves as applicable (see Note 14) and are therefore categorized within Level 2 of the fair value hierarchy.
The following table summarizes the valuation of our foreign currency forward contracts and interest rate hedge agreements (see Note 14) that are measured at fair value on a recurring basis, and are classified within Level 2 of the fair value hierarchy as of September 30, 2023 and December 31, 2022 (in millions):

	Fair Value	Level 2
September 30, 2023
Foreign currency forward contracts—asset position	$12.4	$12.4
Foreign currency forward contracts—liability position	(0.8)	(0.8)
Interest rate hedge agreements—asset position	16.2	16.2
	$27.8	$27.8
December 31, 2022
Foreign currency forward contracts—asset position	$0.2	$0.2
Foreign currency forward contracts—liability position	(5.4)	(5.4)
Interest rate hedge agreements—asset position	7.2	7.2
	$2.0	$2.0
There were no transfers of financial instruments between the levels of the fair value hierarchy during the three and nine months ended September 30, 2023 and 2022.

Disclosures about the Fair Value of Financial Instruments
The table below presents information about the fair value of our financial assets and liabilities, and is provided for comparative purposes only relative to the carrying values recognized in the condensed consolidated balance sheets as of September 30, 2023 and consolidated balance sheets as of December 31, 2022 (in millions):

		September 30, 2023		December 31, 2022
	Measurement Level	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Asset-Based Revolving Credit Facility	Level 2	$48.0	$48.0	$181.1	$181.1
2022 Japan ABL Credit Facility	Level 2	$30.1	$30.1	$38.2	$38.2
2023 Term Loan B	Level 2	$1,243.8	$1,239.1	$—	$—
Convertible Notes	Level 2	$258.3	$271.3	$258.3	$337.7
Equipment Notes	Level 2	$21.2	$18.4	$27.8	$23.6
Mortgage Loans	Level 2	$45.4	$53.4	$45.9	$55.3
Term Loan B	Level 2	$—	$—	$432.0	$431.1
Topgolf Term Loan	Level 2	$—	$—	$336.9	$337.1
Topgolf Revolving Credit Facility	Level 2	$—	$—	$110.0	$110.0
In March 2023, we completed a modification of our U.S. Asset-Based Revolving Credit Facility, Term Loan B and Topgolf Credit Facilities. For further information about the modification of these facilities, see Note 5, “Financing Arrangements.”
Non-recurring Fair Value Measurements
We measure certain long-lived assets, goodwill, non-amortizing intangible assets and investments at fair value on a non-recurring basis, at least annually or more frequently if impairment indicators are present. These assets are written down to fair value when they are held for sale or are determined to be impaired. We did not recognize any impairments on these assets during the three and nine months ended September 30, 2023. In the third quarter of 2022, we recognized an impairment loss of $4.8 million related to the impairment of property, plant and equipment at our Topgolf operating segment. The impairment was included in other venue expenses in our consolidated condensed statements of operations for the three and nine months ended September 30, 2022, and was categorized within Level 3 of the fair value hierarchy.
Note 14. Derivatives and Hedging
We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates and interest rates during our normal course of business. We use designated cash flow hedges and non-designated hedges in the form of foreign currency forward contracts as part of our strategy to manage the exposure to fluctuations in foreign currency exchange rates and to mitigate the impact of foreign currency translation on transactions that are denominated in the local currencies in the various international regions in which we do business. We also use interest rate swap contracts to mitigate the impact of variable interest rates on our long-term debt.
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

The following table summarizes the fair value of our derivative instruments as well as the location of the asset and/or liability on the condensed consolidated balance sheets as of September 30, 2023 and consolidated balance sheets as of December 31, 2022 (in millions):

	Balance Sheet Location	Fair Value of Asset Derivatives
		September 30, 2023	December 31, 2022
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$2.7	$0.1
Interest rate swap contract	Other current assets	7.7	4.4
Interest rate swap contract	Other assets	8.5	2.8
Total		$18.9	$7.3

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	9.7	0.1
Total asset position		$28.6	$7.4

	Balance Sheet Location	Fair Value of Liability Derivatives
		September 30, 2023	December 31, 2022
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$—	$2.6

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	0.8	2.8
Total liability position		$0.8	$5.4
Our derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although we have the legal right of offset under the master netting agreements, we have elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying condensed consolidated balance sheets as of September 30, 2023 and consolidated balance sheets as of December 31, 2022.
Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
We use foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate our foreign currency exposure from intercompany sales of inventory and intercompany expense reimbursements to our foreign subsidiaries. These contracts generally mature within 12 months to 15 months from their inception. As of September 30, 2023 and December 31, 2022, the notional amounts of our foreign currency forward contracts designated as cash flow hedge instruments were $31.7 million and $100.0 million, respectively.
    As of September 30, 2023, we recorded a net gain of $8.9 million in accumulated other comprehensive income related to foreign currency forward contracts. Of this amount, net gains of $1.9 million and $4.3 million for the three and nine months ended September 30, 2023, respectively, were removed from accumulated other comprehensive income and recognized in cost of products for the underlying sales that were recognized. Additionally, for the three and nine months ended September 30, 2023, $0.6 million and $2.5 million, respectively, of net gains related to the amortization of forward points were removed from accumulated other comprehensive income and recognized in cost of products. Based on the current valuation of our foreign currency forward contracts, we expect to reclassify net gains of $2.3 million related to our foreign currency forward contracts from accumulated other comprehensive income into earnings over the course of the next 12 months.

Interest Rate Swap Contract
We used an interest rate swap designated as a cash flow hedge in order to mitigate the risk of changes in interest rates associated with our variable-rate Term Loan B, which was replaced by our 2023 Term Loan B as part of our debt modification which occurred in March 2023 (see Note 5). As part of this modification, we entered into a termination agreement to unwind our existing interest rate swap, and as a result of the termination we received proceeds of $5.6 million. As of September 30, 2023, we have a deferred gain of $3.9 million recognized in other comprehensive income related to these proceeds, which will be amortized into interest expense over the remaining term of the contract.
In April 2023, we entered into interest rate swaps designated as cash flow hedges in order to mitigate the risk of interest rate fluctuation associated with our 2023 Term Loan B. Over the life of the 2023 Term Loan B, we will receive variable interest payments from the counterparty lenders in exchange for our fixed interest rate payments which are made at a weighted average rate of 3.36% across our interest rate swap contracts, without exchange of the underlying notional amount, which was $400.0 million as of September 30, 2023. Our interest rate swap contracts that were unwound as a part of our debt modification discussed above had a combined notional amount of $192.3 million at December 31, 2022.
The following tables summarize the net effect of all cash flow hedges for each of our derivative contracts on the condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Gain Recognized in Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2023	2022	2023	2022
Foreign currency forward contracts	$1.8	$0.7	$8.9	$4.4
Interest rate swap contracts	8.5	4.8	18.4	13.6
	$10.3	$5.5	$27.3	$18.0

	Gain (Loss) Reclassified from Other Comprehensive Income into Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2023	2022	2023	2022
Foreign currency forward contracts	$1.9	$1.3	$4.3	$2.8
Interest rate swap contracts	2.7	(0.2)	5.5	(2.2)
	$4.6	$1.1	$9.8	$0.6

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
We use foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate the exposure to fluctuations in foreign currency exchange rates due to the remeasurement of certain balance sheet payables and receivables denominated in foreign currencies, as well as gains and losses resulting from the translation of the operating results of our international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from inception. As of September 30, 2023 and December 31, 2022, the notional amounts of our foreign currency forward contracts used to mitigate the exposures discussed above were approximately $273.2 million and $162.9 million, respectively. We estimate the fair values of foreign currency forward contracts based on pricing models using current market rates, and record all derivatives on the balance sheet at fair value with the changes in fair value recorded in the condensed consolidated statements of operations. Foreign currency forward contracts are classified under Level 2 of the fair value hierarchy (see Note 13).

The following table summarizes the location of net gains and losses for each type of our derivative contracts recognized in the condensed consolidated statements of operations during the three and nine months ended September 30, 2023 and 2022, respectively (in millions):

	Location of Net Gain Recognized in Income on Derivative Instruments	Amount of Net Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Foreign currency forward contracts	Other income, net	$10.9	$19.7	$29.0	$58.3
During the three and nine months ended September 30, 2023, we recognized net foreign currency transaction losses of $7.0 million and $18.0 million, respectively, in other income (expense), net. During the three and nine months ended September 30, 2022, we recognized net foreign currency transaction losses of $12.9 million and $32.9 million, respectively, in other income (expense), net.
Note 15. Accumulated Other Comprehensive Income (Loss)
The following table details amounts reclassified from accumulated other comprehensive income (loss) and foreign currency translation adjustments for the three and nine months ended September 30, 2023 (in millions):

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, June 30, 2023, after tax	$16.1	$(62.8)	$(46.7)
Change in derivative instruments	10.3	—	10.3
Net gains reclassified to cost of products	(1.9)	—	(1.9)
Net gains reclassified to interest expense	(2.7)	—	(2.7)
Income tax benefit on derivative instruments	1.1	—	1.1
Foreign currency translation adjustments	—	(14.4)	(14.4)
Accumulated other comprehensive loss, September 30, 2023, after tax	$22.9	$(77.2)	$(54.3)

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, December 31, 2022, after tax	$4.9	$(66.4)	$(61.5)
Change in derivative instruments	27.3	—	27.3
Net gains reclassified to cost of products	(4.3)	—	(4.3)
Net gains reclassified to interest expense	(5.5)	—	(5.5)
Income tax benefit on derivative instruments	0.5	—	0.5
Foreign currency translation adjustments	—	(10.8)	(10.8)
Accumulated other comprehensive loss, September 30, 2023, after tax	$22.9	$(77.2)	$(54.3)
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
There were no significant intersegment transactions during the three and nine months ended September 30, 2023 or 2022.
The following table contains information utilized by management to evaluate our operating segments for the interim periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues:
Topgolf	$447.7	$413.8	$1,322.0	$1,139.5
Golf Equipment	293.4	296.7	1,188.1	1,216.6
Active Lifestyle	299.5	278.0	877.6	788.3
Total net revenues	$1,040.6	$988.5	$3,387.7	$3,144.4

Segment operating income:
Topgolf	$38.9	$23.6	$85.7	$74.3
Golf Equipment	35.2	49.6	213.2	250.7
Active Lifestyle	40.0	28.1	96.8	77.3
Total segment operating income	114.1	101.3	395.7	402.3
Reconciling items(1)	(40.3)	(33.1)	(125.4)	(110.8)
Total operating income	73.8	68.2	270.3	291.5
Interest expense, net	(52.3)	(36.4)	(153.6)	(100.3)
Other income, net	5.2	7.0	2.4	26.9
Total income before income taxes	$26.7	$38.8	$119.1	$218.1

Additions to property, plant, and equipment:
Topgolf	$122.0	$113.9	$378.5	$336.4
Golf Equipment	1.1	1.9	6.6	10.7
Active Lifestyle	4.9	6.9	16.2	17.7
Corporate	10.1	8.9	47.7	21.0
Total additions to long-lived assets	$138.1	$131.6	$449.0	$385.8

(1) Reconciling items include corporate general and administrative expenses not utilized by management in determining segment profitability, including incurred reorganization charges of $2.7 million and $5.8 million during the three and nine months ended September 30, 2023, respectively, to reorganize our IT functions and improve our organizational structure. We expect to incur total charges of approximately $13.0 million in connection with these initiatives, which we expect will be completed by the end of 2023 and are primarily comprised of severance benefits and legal fees. As of September 30, 2023, our total liability in accrued employee costs and benefits related to the reorganization was $2.4 million. Reconciling items in 2023 and 2022 also include the amortization and depreciation of acquired intangible assets, purchase accounting adjustments related to acquisitions and non-recurring costs associated with the integration of new IT systems stemming from acquisitions. In addition, 2022 also includes legal and credit agency fees related to the postponement of our debt refinancing, and charges related to the suspension of our Jack Wolfskin retail business in Russia due to the Russia-Ukraine war.

Note 17. Subsequent Events
On November 1, 2023, we completed the acquisition of certain assets from affiliates of Invited, Inc. (“Invited”), the largest owner and operator of private golf and country clubs in the United States, related to its BigShots Golf business (“BigShots”), for a purchase price of approximately $29.4 million which we funded with existing cash on hand. The acquisition includes certain domestic venue locations of the Bigshots brand, as well as certain development rights for other potential venues at a future date, which may result in additional commitments and cash obligations. The acquisition will help expand our leadership position in off-course golf and will be accounted for as a business combination. Due to the timing of the completion of the acquisition, we are currently unable to provide a preliminary purchase price allocation as of the date of this filing. We will disclose preliminary purchase price allocation estimates in our Form 10-K for the year ended December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this report, and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023. Interim operating results are not necessarily indicative of operating results that may be expected for the year ending December 31, 2023, or any other future periods. See “Important Notice to Investors Regarding Forward-Looking Statements” on page 2 of this report. References to the “Company,” “Topgolf Callaway Brands,” “we,” “our,” or “us” in this report refer to Topgolf Callaway Brands Corp., together with our wholly-owned subsidiaries.
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
•Same venue sales is defined as sales for the comparable Topgolf venue base, which is defined as the number of Company-operated venues with at least 24 full fiscal months of operations in the year of comparison.
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
Operating Segments and Seasonality
We are a technology-enabled modern golf company offering golf entertainment, golf equipment, and apparel under our portfolio of global brands which includes Topgolf, Callaway Golf, Odyssey, TravisMathew, Jack Wolfskin, OGIO, Toptracer and World Golf Tour. Our products and brands are reported under our Topgolf, Golf Equipment, and Active Lifestyle operating segments.
Topgolf
Our Topgolf operating segment is primarily comprised of company-operated domestic and international Topgolf venues, which are equipped with technology-enabled hitting bays, multiple bars, dining areas and event spaces. Our company-operated venues also offer advertising partnerships to corporate sponsors to feature their names and logos at Topgolf venues and on other media platforms. Revenue from company-operated venues is primarily derived from the sale of food and beverage, gameplay, and events. As of September 30, 2023, we had 80 company-operated Topgolf venues, and one company-operated Topgolf lounge in the United States and four company-operated venues in the United Kingdom. In addition to our company-operated venues, we also have five international franchised Topgolf venues from which we receive royalties.
Our Topgolf operating segment also includes other business lines comprised of our Toptracer ball-flight tracking technology as well as our digital media platform. Toptracer ball-flight tracking technology is used by independent driving ranges, as well as in many of our company-operated and franchised Topgolf venues in order to enhance the Topgolf gaming experience. The digital media platform includes online multiplayer virtual golf games that enable players to gather in an online community and participate in simulated gameplay.

Operating results for our Topgolf operating segment fluctuate from quarter to quarter due to seasonal factors. Historically, our venues experience higher second and third quarter revenues associated with the spring and summer, while the first and fourth quarters have historically had lower revenues, with the first quarter being the lowest, due to cooler temperatures and fewer corporate events. Given that seasonality is an expected factor in Topgolf’s results of operations, adverse weather may impact peak seasons at our venues, which may result in a disproportionate effect on our operating results.
Revenue growth and profitability related to our Topgolf venues are also impacted by the opening of new venues and growth at existing venues measured by same venue sales, which are defined as sales for the comparable venue base for venues that have 24 full fiscal months of operations. Same venue sales is a key performance indicator used within our industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.
Our Topgolf subsidiary previously operated on a 52- or 53-week retail calendar year, which ended on the Sunday closest to December 31. As of April 4, 2022, Topgolf began operating on a calendar year ending on December 31. Therefore, Topgolf financial information included in our condensed consolidated financial statements for the nine months ended September 30, 2022 was from January 3, 2022 through September 30, 2022. Topgolf financial information for the three months ended September 30, 2022 as well as for the three and nine months ended September 30, 2023 is reported on a calendar year basis.
Golf Equipment
Our Golf Equipment operating segment is comprised of Callaway Golf-branded woods, hybrids, irons, wedges, Odyssey putters, packaged sets, and Callaway Golf and Strata-branded golf balls, as well as the sale of pre-owned golf clubs. Our golf equipment products are designed to be technologically advanced for golfers of all skill levels, from beginner to professional.
Operating results for our Golf Equipment segment fluctuate due to seasonal factors, as the game of golf is primarily played on a seasonal basis in most of the regions where we conduct business. Weather conditions generally restrict golf from being played throughout the entire year, with the exception of a few markets, resulting in many of our on-course customers closing during the cold weather months. In general, we launch new products for the new golf season during the first quarter of the year. This initial sell-in period typically continues into the second quarter, while third-quarter sales are generally dependent on reorders and may also include smaller new product launches. Fourth-quarter sales are generally less than the other quarters due to the end of the golf season in many of our key regions. In addition to this seasonality, our golf equipment sales may also be impacted by other factors, including the timing of new product introductions. As a result, a majority of our Golf Equipment sales, and most, if not all, of the profitability from our Golf Equipment operating segment generally occurs during the first half of the year.
Active Lifestyle
Our Active Lifestyle operating segment is comprised of Callaway Golf, TravisMathew, Jack Wolfskin and OGIO soft goods products. The Callaway Golf soft goods brand offers a full line of premium golf apparel, footwear, gear and accessories. TravisMathew offers a full line of premium golf and lifestyle apparel as well as footwear and accessories. Under the Jack Wolfskin brand, we offer a full line of premium outdoor apparel, gear and accessories. The OGIO brand offers a full line of premium personal storage gear for sport and personal use and accessories. On certain soft goods products, we receive royalties from the licensing of our trademarks and service marks.
Sales of Callaway Golf-branded golf apparel and accessories generally follow the same seasonality as golf equipment, and are therefore generally higher during the first half of the year. Sales of TravisMathew-branded products are more evenly spread throughout the year as the product line is generally lifestyle focused and not dependent on the seasonality of golf, while Jack Wolfskin-branded product sales are higher during the second half of the year due to sales of its outerwear product lines which are more in demand during the cold-weather months.
For further information about our segments, see Note 16 “Segment Information” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Current Economic Conditions
Macroeconomic Factors
Our products and services are considered to be non-essential items and are therefore discretionary purchases for consumers. In addition, our Topgolf venues business also depends on corporate discretionary spending relative to its leisure and entertainment-based offerings. The demand for our products and services is highly sensitive to macroeconomic pressures. Such pressures could result in a decline in general consumer and corporate discretionary spending and as such, demand for our products and services may decline. While we generally try to mitigate the impact of such macroeconomic factors by closely monitoring changes in consumer retail spending behavior and through the implementation of various strategic initiatives, the continued fluctuation of these trends may have an adverse impact on our operating results depending on the severity and length of the changes.
Supply Chain
During most of 2022, we experienced longer lead times on inventory shipments due to global supply chain challenges. Due to these challenges, we changed the timing and method of our inventory purchases in order to meet the heightened demand for our golf equipment and apparel products, as well as manage capacity at our suppliers. After making these changes, inventory shipment timing and supply chain channels improved globally, leading to the receipt of inventory orders for our planned 2023 product launches earlier than anticipated, which resulted in increased inventory levels late last year and earlier this year. Since December 31, 2022, our total inventory has decreased by $222.7 million.
Foreign Currency
A significant portion of our business is conducted outside of the United States in currencies other than the U.S. dollar. Therefore, we enter into foreign currency forward contracts to mitigate the effects that changes in foreign currency rates may have on our financial results. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency rates in the short-term, they do not eliminate those effects, which can be significant, and they do not mitigate their effects over the long-term. In general, our overall financial results are affected positively by a weaker U.S. dollar and negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. For the three and nine months ended September 30, 2023, foreign currency fluctuations had a favorable impact on international net revenues of $6.5 million, and an unfavorable impact on international net revenues of $30.8 million, respectively.

Results of Operations
Net Revenues
Net revenues by operating segment for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 were as follows (in millions, except percentages):

	Three Months Ended September 30,		Growth/ (Decline)	Non-GAAP Constant Currency Growth vs. 2022	Nine Months Ended September 30,		Growth/ (Decline)	Non-GAAP Constant Currency Growth vs. 2022
	2023	2022	Percent	Percent	2023	2022	Percent	Percent
Net revenues:
Topgolf	$447.7	$413.8	8.2%	7.9%	$1,322.0	$1,139.5	16.0%	16.1%
Golf Equipment	293.4	296.7	(1.1)%	(1.5)%	1,188.1	1,216.6	(2.3)%	(0.6)%
Active Lifestyle	299.5	278.0	7.7%	6.2%	877.6	788.3	11.3%	12.4%
Total net revenues	$1,040.6	$988.5	5.3%	4.6%	$3,387.7	$3,144.4	7.7%	8.7%
Net revenues for the three and nine months ended September 30, 2023 increased $52.1 million or 5.3% (4.6% on a constant currency basis), and $243.3 million or 7.7% (8.7% on a constant currency basis), respectively, as compared to the three and nine months ended September 30, 2022.

The $52.1 million (5.3%) increase in total net revenues for the three months ended September 30, 2023 was primarily due to growth in our Topgolf and Active Lifestyle operating segments. Growth in our Topgolf segment was primarily driven by the addition of nine newly opened Topgolf venues since September 30, 2022, partially offset by a decline in same venue sales as compared to the third quarter of 2022, primarily as a result of lower walk-in traffic due to a decline in consumer demand along with extreme heat in certain markets, and a decline in corporate events resulting from a post-COVID surge in the prior year, which was not repeated in the current year. Growth in our Active Lifestyle segment was primarily due to increased sales of TravisMathew products driven by continued brand momentum and retail expansion, as well as retail and e-commerce channel growth for Jack Wolfskin. In addition, the increase in net revenue reflects the impact of favorable foreign currency exchange primarily in Europe. These increases were partially offset by a decrease in Golf Equipment sales due primarily to a planned shift in product launches from the third quarter of 2023 to the fourth quarter of 2023, combined with lower golf ball sales due to an inventory catch-up at retail in the third quarter of 2022 to meet increased demand. These decreases were partially offset by an increase in average selling prices.
The $243.3 million (7.7%) increase in total net revenues for the nine months ended September 30, 2023 was primarily related to growth in our Topgolf and Active Lifestyle operating segments. The increase at Topgolf was primarily related to newly opened Topgolf venues and increased year-over-year same venue sales. The increase in our Active Lifestyle operating segment was primarily related to continued strong brand momentum for TravisMathew products combined with additional store openings, in addition to retail and e-commerce channel growth for Jack Wolfskin. These increases were partially offset by a decrease in our Golf Equipment operating segment primarily due to the negative impact of unfavorable changes in foreign currency rates combined with the impact from the retail fill-in primarily during the first half of 2022, which was not repeated in 2023, partially offset by an increase in golf ball sales related to strong demand and improved inventory availability compared to the same period in 2022.
Net revenues by major geographic region for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 were as follows (in millions, except percentages):

	Three Months Ended September 30,		Growth/ (Decline)	Non-GAAP Constant Currency Growth vs. 2022	Nine Months Ended September 30,		Growth/ (Decline)	Non-GAAP Constant Currency Growth vs. 2022
	2023	2022	Percent	Percent	2023	2022	Percent	Percent
Net revenues:
United States	$737.3	$684.8	7.7%	7.7%	$2,435.1	$2,194.7	11.0%	11.0%
Europe	149.5	141.9	5.4%	(2.3)%	423.3	417.7	1.3%	0.9%
Asia	130.7	138.7	(5.8)%	(3.2)%	419.1	432.6	(3.1)%	3.1%
Rest of World	23.1	23.1	—%	3.0%	110.2	99.4	10.9%	16.5%
Total net revenues	$1,040.6	$988.5	5.3%	4.6%	$3,387.7	$3,144.4	7.7%	8.7%
Net revenues from our Topgolf operations are primarily concentrated in the United States and Europe, with the United States being our principal market. We sell our Golf Equipment products and Callaway Golf and OGIO Active Lifestyle products in the United States and internationally, with our principal international regions being Europe and Asia. Active Lifestyle revenues from our TravisMathew and Jack Wolfskin operations are largely concentrated in the United States and Europe, respectively.
United States
During the three and nine months ended September 30, 2023, net revenues in the United States increased $52.5 million (7.7%) and $240.4 million (11.0%), respectively, compared to the three and nine months ended September 30, 2022. These increases were primarily due to the growth and continued expansion of our Topgolf business, as well as continued growth and strong performance of our TravisMathew business.

Europe
During the three and nine months ended September 30, 2023, net revenues in Europe increased $7.6 million (5.4%) and $5.6 million (1.3%), respectively, compared to the three and nine months ended September 30, 2022. The $7.6 million increase for the three months ended September 30, 2023 was primarily due to favorable foreign currency exchange combined with an increase in sales at our international Topgolf venues. The $5.6 million increase for the nine months ended September 30, 2023 was primarily driven by growth in our Jack Wolfskin business and an increase in sales at our international Topgolf venues.
Asia
During the three and nine months ended September 30, 2023, net revenues in Asia decreased $8.0 million (5.8%) and $13.5 million (3.1%), respectively, compared to the three and nine months ended September 30, 2022, due to the unfavorable impact of foreign currency exchange, primarily in Japan, combined with softer market conditions in various parts of Korea. These decreases were partially offset by increases related to market expansion and direct to consumer growth in Jack Wolfskin.
Rest of World
During the three and nine months ended September 30, 2023, net revenues in Rest of World were flat and increased by $10.8 million (10.9%), respectively, compared to the three and nine months ended September 30, 2022. The increase for the nine months ended September 30, 2023 was primarily due to strong performance in Canada for our Golf Equipment and Active Lifestyle products, partially offset by the unfavorable foreign currency impacts.
For the three and nine months ended September 30, 2023 foreign currency exchange rates had a favorable impact of $6.5 million and an unfavorable impact of $30.8 million on international net revenues, respectively.
Costs and Expenses (in millions, except percentages)

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2023	2022	Percent	2023	2022	Percent
Costs and expenses:
Cost of products	$337.1	$330.7	1.9%	$1,167.0	$1,142.5	2.1%
Cost of services, excluding depreciation and amortization	45.6	48.2	(5.4)%	141.4	136.3	3.7%
Other venue expense	312.1	287.6	8.5%	934.7	780.2	19.8%
Selling, general and administrative expense	242.5	224.7	7.9%	790.6	720.4	9.7%
Research and development expense	22.6	19.2	17.7%	67.4	55.4	21.7%
Venue pre-opening costs	6.9	9.9	(30.3)%	16.3	18.1	(9.9)%
Total costs and expenses	$966.8	$920.3	5.1%	$3,117.4	$2,852.9	9.3%
Cost of Products
Cost of products is variable in nature and fluctuates relative to sales volumes. During the three and nine months ended September 30, 2023, cost of products increased $6.4 million (1.9%) and $24.5 million (2.1%), respectively, compared to the three and nine months ended September 30, 2022. The increases were primarily due to increased sales in our Active Lifestyle operating segment, partially offset by a decrease in sales in our Golf Equipment operating segment.
Cost of Services, excluding Depreciation and Amortization
Cost of services, excluding depreciation and amortization (“cost of services”) includes the cost of food and beverage sold in our Topgolf venues as well as certain costs associated with the licensing of our Toptracer ball-flight tracking technology. During the three months ended September 30, 2023, cost of services decreased $2.6 million (5.4%) compared to the three months ended September 30, 2022, primarily due to comparably higher food and beverage costs in 2022 and higher equipment installation costs in 2022 related to timing of venue builds. During the nine months ended September 30, 2023, cost of services increased $5.1 million (3.7%), compared to the nine months ended September 30, 2022, primarily due to the opening of nine new company-operated Topgolf venues since September 30, 2022.

Other Venue Expense
Other venue expenses primarily consist of depreciation and amortization, employee costs, rent, utilities, marketing and other costs associated with Topgolf venues. During the three and nine months ended September 30, 2023, other venue expense increased $24.5 million (8.5%) and $154.5 million (19.8%), respectively, compared to the three and nine months ended September 30, 2022, primarily due to the addition of nine new company-operated Topgolf venues since September 30, 2022, in addition to higher wages and planned increases in costs related to new marketing campaigns.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expenses primarily consist of employee costs, advertising and promotional expense, legal and professional fees, tour expenses, travel expenses, building and rent expenses, depreciation charges (excluding those related to manufacturing, distribution, and venue operations), amortization, and other miscellaneous expenses. During the three and nine months ended September 30, 2023, SG&A expenses increased $17.8 million (7.9%) and $70.2 million (9.7%), respectively, compared to the three and nine months ended September 30, 2022.
The $17.8 million increase for the three months ended September 30, 2023 was due to increased costs to support the overall growth in the business, and were primarily comprised of a $7.1 million increase in costs related to computer licenses and software, a $3.4 million increase in depreciation and amortization, and a $2.8 million increase primarily related to building expenses, in addition to other miscellaneous selling, general and administrative charges, including travel and entertainment, professional fees, corporate development costs, and IT integration charges.
The $70.2 million increase for the nine months ended September 30, 2023 was driven by costs to support the overall growth of the business, which primarily include increases of $12.6 million in planned advertising and promotional costs related to new marketing campaigns, $10.9 million in employee costs due to an overall increase in wages and headcount, $9.7 million in costs related to computer licenses and software, $9.1 million in depreciation and amortization due to an increase in capital expenditures, and $7.1 million in building expenses related to building leases, in addition to increases in travel and entertainment, professional fees, various non-recurring costs, and other miscellaneous expenses, all to support the growth of the business.
Research and Development Expense
Research and development expenses are comprised of costs to design, develop, test or improve our products and technology, and primarily include employee costs of personnel engaged in research and development activities, research costs and depreciation expense. During the three and nine months ended September 30, 2023, research and development expenses increased $3.4 million (17.7%) and $12.0 million (21.7%), respectively, compared to the three and nine months ended September 30, 2022, primarily driven by higher employee costs due to increased wages and headcount in addition to professional fees and other miscellaneous research expenses.
Venue Pre-Opening Costs
Venue pre-opening costs are primarily related to the costs associated with activities prior to the opening of new company-operated Topgolf venues, and consist of, but are not limited to, labor, rent and occupancy costs, and travel and marketing expenses. These costs fluctuate based on the planned timing, size and location of new venues. During the three and nine months ended September 30, 2023, venue pre-opening costs decreased $3.0 million (30.3%) and $1.8 million (9.9%), respectively, as compared to the three and nine months ended September 30, 2022.
Other Income and Expense (in millions, except percentages)

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2023	2022	Percent	2023	2022	Percent
Other income and expenses:
Interest expense, net	$(52.3)	$(36.4)	43.7%	$(153.6)	$(100.3)	53.1%
Other income, net	5.2	7.0	(25.7)%	2.4	26.9	(91.1)%
Total other (expense) income, net	$(47.1)	$(29.4)	60.2%	$(151.2)	$(73.4)	106.0%

Interest expense, net increased $15.9 million (43.7%) and $53.3 million (53.1%) during the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, primarily due to higher outstanding balances and increased interest rates on our term loans and senior secured asset-based revolving credit facilities, as well as an increase in deemed landlord financing (“DLF”) obligations for Topgolf.
Other income, net decreased $1.8 million (25.7%) and $24.5 million (91.1%) during the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022. The $1.8 million decrease for the three months ended September 30, 2023 was primarily due to a decrease in gains related to foreign currency hedging contracts, partially offset by a decrease in foreign currency transactional losses. The $24.5 million decrease during the nine months ended September 30, 2023 was primarily due to the recognition of a $10.5 million non-cash loss to write-off unamortized deferred debt issuance costs and an original issuance discount in connection with our 2023 debt modification, combined with a net decrease in foreign currency hedge gains, partially offset by a decrease in foreign currency transactional losses.
Income Taxes
Our income tax provision decreased $3.3 million to an income tax benefit of $3.0 million for the three months ended September 30, 2023, compared to an income tax expense of $0.3 million in the comparable period of 2022. As a percentage of pre-tax income, our effective tax rate for the three months ended September 30, 2023 decreased to (10.8)% compared to 0.8% in the comparable period of 2022. The effective tax rate for the three months ended September 30, 2023 was impacted by a reduction in the estimated annual income tax provision. The effective tax rate for the three months ended September 30, 2022 was impacted by a partial release of the valuation allowances on our deferred tax assets and other nonrecurring items. Excluding the valuation allowance release and other nonrecurring items, our effective tax rate would have been (0.1)% and 12.5% for the three months ended September 30, 2023 and 2022, respectively. For further discussion see Note 10 “Income Taxes” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Our income tax benefit increased $40.5 million to $53.0 million for the nine months ended September 30, 2023, compared to $12.5 million in the comparable period of 2022. As a percentage of pre-tax income, our effective tax rate for the nine months ended September 30, 2023 decreased to (44.4)% compared to (5.7)% in the comparable period of 2022. Our effective tax rate for the nine months ended September 30, 2023 and 2022 was impacted by the reversal of a significant portion of the valuation allowances on our deferred tax assets and other nonrecurring items. Excluding the valuation allowance release and other non-recurring items, our effective tax rate would have been 10.7% and 16.3% for the nine months ended September 30, 2023 and 2022, respectively. For further discussion see Note 10 “Income Taxes” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Net Income, Diluted Earnings Per Share and Reconciliation of Non-GAAP Measures
The following table presents a reconciliation of our results for the three months ended September 30, 2023 and 2022 to our non-GAAP results for the same periods (in millions, except per share information):

	Three months ended September 30, 2023		Three Months Ended September 30, 2022
	Net Income	Diluted earnings per share(4)	Net Income	Diluted earnings per share(4)
GAAP	$29.7	$0.16	$38.5	$0.20
Less: Non-Cash Acquisition Amortization and Depreciation(1)	(4.5)	(0.02)	(5.9)	(0.03)
Less: Non-Recurring Items(2)	(4.3)	(0.02)	(4.8)	(0.02)
Less: Tax Valuation Allowance(3)	0.3	—	4.6	0.02
Non-GAAP	$38.2	$0.20	$44.6	$0.23
Diluted Weighted-Average Shares Outstanding		201.2		201.8

(1) Includes the amortization and depreciation of acquired intangible assets and purchase accounting adjustments related to acquisitions.
(2) 2023 amounts primarily included $2.7 million in non-recurring restructuring and reorganization charges in our Active Lifestyle segment, and $1.5 million in non-recurring IT costs related to a cybersecurity incident. 2022 amounts primarily include $4.8 million in charges related to the suspension of our Jack Wolfskin retail operations in Russia and $1.4 million in non-recurring IT integration and implementation costs stemming from acquisitions.

(3) Related to the release of tax valuation allowances that were recorded in connection with the merger with Topgolf.
(4) In accordance with ASU 2020-06, periodic interest expense related to the 2020 Convertible Notes is excluded from net income for the purpose of calculating diluted earnings per share.

Net income for the three months ended September 30, 2023 decreased to $29.7 million compared to $38.5 million for the three months ended September 30, 2022. Diluted earnings per share decreased from $0.20 per share to $0.16 per share for the three months ended September 30, 2023 compared to the same period in 2022. Fully diluted shares of common stock for the three months ended September 30, 2023 were 201.2 million shares compared to 201.8 million shares for the same period in 2022.
On a non-GAAP basis, excluding the items described in the table above, our net income and diluted earnings per share for the three months ended September 30, 2023 would have been $38.2 million and $0.20 per share, respectively, compared to $44.6 million and $0.23 per share, respectively, for the same period in 2022. The decrease in non-GAAP net income for the three months ended September 30, 2023 was primarily due to an increase of $19.0 million in other expense, which was driven by an increase in interest expense related to higher interest rates and additional term loan debt as well as increased venue financing interest, combined with a decrease in net foreign currency hedge gains. This was partially offset by an $8.5 million decrease in our income tax provision and a $4.1 million (5.1%) increase in operating income.
The following table presents a reconciliation of our results for the nine months ended September 30, 2023 and 2022 to our non-GAAP results for the same periods (in millions, except per share information):

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Net Income	Diluted earnings per share(4)	Net Income	Diluted earnings per share(4)
GAAP	$172.1	$0.88	$230.6	$1.17
Less: Non-Cash Acquisition Amortization and Depreciation(1)	(15.7)	(0.08)	(16.0)	(0.08)
Less: Non-Recurring Items(2)	(20.8)	(0.10)	(10.4)	(0.05)
Less: Tax Valuation Allowance(3)	59.4	0.29	48.0	0.24
Non-GAAP	$149.2	$0.77	$209.0	$1.06
Diluted Weighted-Average Shares Outstanding		201.3		201.0

(1) Includes the amortization and depreciation of acquired intangible assets and purchase accounting adjustments related to acquisitions.
(2) 2023 amounts primarily included $5.8 million in non-recurring restructuring and reorganization charges in our Active Lifestyle segment, $3.7 million in non-recurring IT integration and implementation costs stemming from acquisitions, $1.5 million in non-recurring costs related to a cybersecurity incident, and $13.6 million in total charges related to our 2023 debt modification. 2022 amounts primarily include $3.5 million in charges related to postponed debt refinancing, $3.6 million in non-recurring IT integration and implementation related costs stemming from acquisitions, and charges related to the suspension of our Jack Wolfskin retail operations in Russia.

(3) Related to the release of tax valuation allowances that were recorded in connection with the merger with Topgolf.
(4) In accordance with ASU 2020-06, periodic interest expense related to the 2020 Convertible Notes is excluded from net income for the purpose of calculating diluted earnings per share.
Net income for the nine months ended September 30, 2023 decreased to $172.1 million compared to $230.6 million for the nine months ended September 30, 2022. Diluted earnings per share decreased by $0.29 to $0.88 per share for the nine months ended September 30, 2023 compared to $1.17 for the same period in 2022. Fully diluted shares of common stock for the nine months ended September 30, 2023 were 201.3 million shares compared to 201.0 million shares for the same period in 2022.
On a non-GAAP basis, excluding the items described in the table above, our net income and diluted earnings per share for the nine months ended September 30, 2023 would have been $149.2 million and $0.77 per share, respectively, compared to $209.0 million and $1.06 per share, respectively, for the same period in 2022. The decrease in non-GAAP net income for the nine months ended September 30, 2023 was due to a $15.5 million (4.8%) decrease in operating income primarily due to the impact of unfavorable changes in foreign currency rates, combined with an increase of $70.1 million in other expense, which was primarily driven by higher outstanding debt balances and interest rates, as well as increased interest related to new Topgolf venues, in addition to a decline in net foreign currency hedge gains.

Operating Segment Results for the Three and Nine Months Ended September 30, 2023 and 2022 (in millions, except percentages)

	Three Months Ended September 30,		Growth/(Decline)	Non-GAAP Constant Currency Growth vs. 2022(1)	Nine Months Ended September 30,		Growth/(Decline)	Non-GAAP Constant Currency Growth vs. 2022(1)
	2023	2022	Percent	Percent	2023	2022	Percent	Percent
Net revenues:
Venues	$430.5	$399.5	7.8%	7.5%	$1,270.4	$1,089.4	16.6%	16.6%
Other business lines	17.2	14.3	20.3%	19.6%	51.6	50.1	3.0%	4.6%
Topgolf	447.7	413.8	8.2%	7.9%	1,322.0	1,139.5	16.0%	16.1%
Golf clubs	222.2	221.4	0.4%	0.1%	913.3	959.6	(4.8)%	(2.9)%
Golf balls	71.2	75.3	(5.4)%	(6.2)%	274.8	257.0	6.9%	8.0%
Golf Equipment	293.4	296.7	(1.1)%	(1.5)%	1,188.1	1,216.6	(2.3)%	(0.6)%
Apparel	211.7	181.4	16.7%	15.5%	531.3	456.7	16.3%	17.6%
Gear, accessories, & other	87.8	96.6	(9.1)%	(11.2)%	346.3	331.6	4.4%	5.2%
Active Lifestyle	299.5	278.0	7.7%	6.2%	877.6	788.3	11.3%	12.4%
Total net revenues	$1,040.6	$988.5	5.3%	4.6%	$3,387.7	$3,144.4	7.7%	8.7%

Segment operating income:
Topgolf	$38.9	$23.6	64.8%		$85.7	$74.3	15.3%
Golf Equipment	35.2	49.6	(29.0)%		213.2	250.7	(15.0)%
Active Lifestyle	40.0	28.1	42.3%		96.8	77.3	25.2%
Total segment operating income	114.1	101.3	12.6%		395.7	402.3	(1.6)%
Reconciling Items(2)	(40.3)	(33.1)	21.8%		(125.4)	(110.8)	13.2%
Total operating income	73.8	68.2	8.2%		270.3	291.5	(7.3)%
Interest expense, net	(52.3)	(36.4)	43.7%		(153.6)	(100.3)	53.1%
Other income, net	5.2	7.0	(25.7)%		2.4	26.9	(91.1)%
Total income before income taxes	$26.7	$38.8	(31.2)%		$119.1	$218.1	(45.4)%

(1) Calculated by applying 2022 exchange rates to 2023 reported sales in regions outside the United States.
(2) Reconciling items include corporate general and administrative expenses not utilized by management in determining segment profitability, including non-cash amortization expense of intangible assets in connection with the acquisitions and non-recurring costs.

Topgolf
During the three and nine months ended September 30, 2023, Topgolf net revenues increased $33.9 million (8.2%) and $182.5 million (16.0%), respectively, and operating income increased $15.3 million (64.8%) and $11.4 million (15.3%), respectively, both compared to the same periods in 2022. The increase in net revenues was primarily due to the opening of nine new company-owned and operated venues since September 2022, partially offset by a decline in same venue sales resulting from a decline in consumer demand and extreme heat in certain markets, and a decline in corporate events in the third quarter of 2023. The increase in operating income was due to the increase in net revenue as discussed above combined with improved operational efficiencies at the venues. These increases were partially offset by planned increases in marketing expenses associated with national marketing campaigns.
Golf Equipment
During the three and nine months ended September 30, 2023, Golf Equipment net revenues decreased $3.3 million (1.1%) and $28.5 million (2.3%), respectively, and segment operating income decreased $14.4 million (29.0%) and $37.5 million (15.0%), respectively, compared to the same periods in 2022.

The decrease in net revenues in the third quarter of 2023 was due to a planned shift in golf club launches from the third quarter of 2023 to the fourth quarter of 2023, combined with softer demand in the Asia market, and lower golf ball sales due to an inventory catch-up in the retail channel in the third quarter of 2022 to meet increased demand. These decreases were partially offset by the favorable impact of changes in foreign currency exchange rates combined with an increase in average selling prices. The decrease in operating income in the third quarter of 2023 was due to a decrease in gross margin as the result of less launch product as discussed above, a return to more normalized promotional levels and unfavorable cost absorption due to lower production volumes. These decreases were partially offset by an increase in average selling prices and the favorable impact of changes in foreign currency exchange rates.
The decrease in net revenues in the first nine months of 2023 was primarily due to higher sales during the first half of 2022 as a result of retail fill-in to restock low inventory levels caused by supply chain constraints in order to meet increased demand, combined with the unfavorable impact of foreign currency exchange. The decrease in operating income in the first nine months of 2023 was due to a decrease in net revenues as discussed above combined with a decline in operating expense leverage, partially offset by lower freight costs and an increase in average selling prices.
Active Lifestyle
During the three and nine months ended September 30, 2023, Active Lifestyle net revenues increased $21.5 million (7.7%) and $89.3 million (11.3%), respectively, and operating income increased $11.9 million (42.3%) and $19.5 million (25.2%), respectively, all compared to the same periods in 2022.
The increase in net revenues in the third quarter of 2023 was primarily driven by growth in the TravisMathew business and the Jack Wolfskin business, as well as the favorable impact of changes in foreign currency rates, primarily in Europe. The growth at TravisMathew was due to increases in wholesale distribution, retail and e-commerce channels as a result of improved inventory levels, in addition to market expansion and the addition of retail stores. The growth at Jack Wolfskin was primarily due to retail and e-commerce growth. These increases were partially offset by revenue declines in Callaway branded soft goods, primarily due to softer demand in the Asia apparel market. The increase in operating income in the third quarter of 2023 was largely due to the increase in net revenue as discussed above, in addition to an increase in gross margin as a result of a higher mix of direct-to-consumer sales combined with lower freight costs, partially offset by increased operating expenses to support business growth at TravisMathew and Jack Wolfskin.
The increase in net revenue during the nine months ended September 30, 2023 was primarily driven by continued brand momentum and growth across all sales channels at TravisMathew combined with the opening of additional retail stores and brand expansion, in addition to organic growth in the retail and e-commerce channels at Jack Wolfskin, resulting from improved supply chain and the timing of inventory deliveries in the first half of 2023 compared to the prior year. These increases were partially offset by the unfavorable impact of changes in foreign currency rates and a decrease in Callaway branded soft goods primarily due to lower retail foot traffic in the Asia apparel market. The increase in operating income was due to an increase in net revenue as discussed above, combined with an increase in gross margin resulting from a higher mix of direct-to-consumer sales combined with lower freight costs. These increases were partially offset by a planned increase in operating expenses to support business growth at TravisMathew and Jack Wolfskin, combined with the unfavorable impact of changes in foreign currency exchange rates.
Financial Condition
Our cash and cash equivalents, including restricted cash, increased $131.9 million to $335.3 million at September 30, 2023 from $203.4 million at December 31, 2022. The increase in cash and cash equivalents during the nine months ended September 30, 2023 was primarily related to cash provided by financing activities of $331.4 million and cash provided by operating activities of $227.7 million, partially offset by cash used in investing activities of $419.9 million. During the nine months ended September 30, 2023, we used our cash and cash equivalents in addition to proceeds received from refinancing our credit facilities in the first quarter of 2023 and from lease financings, to repay debt, fund our operations and invest in the expansion of the Topgolf business and other capital expenditures. We believe that our existing funds and existing sources of and access to capital and any future financings, as necessary, are adequate to fund our future operations. For further information related to our financing arrangements, see Note 5 “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q.

Our accounts receivable balance fluctuates throughout the year as a result of the general seasonality of our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, accounts receivable are generally the highest during the first and second quarters during the seasonal peak in the golf industry, and generally decline significantly during the third and fourth quarters as a result of an increase in cash collections combined with lower seasonal sales. Our Active Lifestyle accounts receivable balances are generally higher during the third and fourth quarters, primarily due to the seasonal concentration of sales for the Jack Wolfskin business during the fall and winter seasons. Our Topgolf venue business primarily records revenue and collects payment at point-of-sale, therefore, Topgolf’s accounts receivable balance is smaller than our other business segments and primarily consists of media sponsorship receivables. As of September 30, 2023, our consolidated net accounts receivable increased to $304.6 million from $167.3 million at December 31, 2022. The increase reflects the seasonal increase in golf equipment sales. Net accounts receivable as of September 30, 2023 increased $29.6 million compared to September 30, 2022, primarily due to increased net sales.
Our inventory balance fluctuates throughout the year as a result of the general seasonality of certain operating segments within our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, the buildup of inventory generally begins during the fourth quarter and continues into the first quarter and beginning of the second quarter in order to meet increased demand during the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Active Lifestyle inventory levels start to increase during the second quarter and continue to increase into the third and fourth quarters primarily due to the seasonal nature of our Jack Wolfskin business, whose products are significantly geared towards the fall and winter seasons. Topgolf is primarily a services business with lower inventory balances than our other business segments, with the inventory balances primarily consisting of food and beverage as well as retail merchandise and Toptracer inventory. Our inventory decreased $222.7 million to $736.5 million as of September 30, 2023, compared to December 31, 2022, due to improved sell through as a result of normalized supply chain conditions. Our inventory increased $14.2 million as of September 30, 2023, compared to September 30, 2022, primarily due to significantly improved supply chain lead times in our Active Lifestyle operating segment, resulting in the earlier receipt of inventory orders as compared to 2022, in addition to increased capacity in order to meet increased market share and demand for certain products.

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
On March 16, 2023, we completed a comprehensive plan to refinance and modify our capital structure in order to extend our debt maturities, reduce our borrowing costs and improve our liquidity, as well as simplify and unify our financial reporting. As a result, we entered into a new $1,250.0 million secured Term Loan B which matures on March 16, 2030. We used a portion of the proceeds to pay off our then existing Term Loan B facility of $432.0 million and Topgolf credit facilities of $504.1 million. In addition to the modification of our Term Loan B, we also extended and increased the existing $400.0 million ABL facility with a new $525.0 million senior secured ABL revolving credit facility which matures on March 16, 2028. As of September 30, 2023, we had $734.1 million in cash and availability under our credit facilities, which is an increase of $74.7 million compared to September 30, 2022. Information about our credit facilities and long-term debt is presented in Note 5 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by this reference.

As of September 30, 2023, approximately 50% of our cash was held in regions outside of the United States. We continue to maintain our indefinite reinvestment assertion with respect to most jurisdictions in which we operate because of local cash requirements to operate our business. If we were to repatriate cash to the United States outside of settling intercompany balances, we may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against our U.S. tax liability, if any. Additionally, we may need to pay certain state income taxes.

Significant Cash Obligations
The table below summarizes certain significant cash obligations as of September 30, 2023 that will affect our future liquidity. We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements.

	Payments Due By Period
	Total	Remainder of 2023	2024 - 2025	2026 - 2027	Thereafter
	(in millions)
Long-term debt(1)	$1,572.0	$5.3	$39.4	$291.8	$1,235.5
Interest payments relating to long-term debt(2)	626.4	31.1	228.5	182.5	184.3
Finance leases, including imputed interest(3)	699.7	2.1	28.9	30.0	638.7
Operating leases, including imputed interest(4)	2,488.4	30.9	319.8	304.6	1,833.1
DLF obligations(5)	3,360.5	10.6	127.9	131.8	3,090.2
Minimum lease payments for leases signed but not yet commenced(6)	1,012.9	1.2	42.0	42.0	927.7
Capital commitments(7)	22.0	21.0	1.0	—	—
Unconditional purchase obligations(8)	185.0	33.8	82.1	39.5	29.6
Uncertain tax contingencies(9)	13.0	2.5	6.4	2.9	1.2
Total	$9,979.9	$138.5	$876.0	$1,025.1	$7,940.3

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

(6) Represents future minimum lease payments under lease agreements that have not yet commenced as of September 30, 2023, in relation to future Topgolf facilities. For further discussion, see Note 3 “Leases” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(7) Represents capital expenditure commitments under lease agreements for Topgolf venues under construction that have been signed as of September 30, 2023.
(8) During the normal course of business, we enter into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, and intellectual property licensing agreements pursuant to which we are required to pay royalty fees. The amounts listed above approximate the minimum purchase obligations we are obligated to pay under these agreements over the next five years and thereafter as of September 30, 2023. The actual amounts paid under some of the agreements may be higher or lower than these amounts. In addition, we also enter into unconditional purchase obligations with various vendors and suppliers of goods and services during the normal course of business through purchase orders or other documentation or that are undocumented except for an invoice. For further details, see Note 11 “Commitments & Contingencies” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(9) Amounts represent current and non-current portions of uncertain income tax positions as recorded on our Condensed Consolidated Balance Sheets as of September 30, 2023. Amounts exclude uncertain income tax positions that we would be able to offset against deferred taxes. For further discussion, see Note 10 “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our financial condition. The fair value of indemnities, commitments and guarantees that we issued during the three and nine months ended September 30, 2023 was not material to our financial position, results of operations or cash flows.
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
Capital Expenditures
Total estimated capital expenditures, net of reimbursements by third party real estate financing partners, for the year ending December 31, 2023, are expected to be approximately $240.0 million, comprised of $65.0 million for our legacy business and $175.0 million for the Topgolf business.
Critical Accounting Estimates
For the period ended September 30, 2023, there have been no material changes to our critical accounting estimates from the information reported in our Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023.
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
As part of our risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which we were exposed at September 30, 2023 through our foreign currency forward contracts.
At September 30, 2023, the estimated loss from our foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $32.4 million. We believe that such a hypothetical loss from our foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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

Interest Rate Fluctuations
We are exposed to interest rate risk from our credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 5 “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. Our long-term borrowing commitments are subject to interest rate fluctuations, which could be material to our cash flows and results of operations. In order to mitigate this risk, we enter into interest rate hedges and swaps as part of our interest rate risk management strategy. Information about our interest rate hedges and swaps is provided in Note 14 “Derivatives and Hedging” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on our cash flows and results of operations, we performed a sensitivity analysis as part of our risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $4.4 million over the 12-month period ending on September 30, 2023.
Inflation
The continued increase in inflation partially contributed to the increase in the cost of our products and services as well as operating costs. If the cost of our products, employee costs, or other costs continue to be subject to significant inflationary pressures, such inflationary pressure may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses. Further, we may not be able to offset these increased costs through price increases. As a result, our inability to quickly respond to inflation could harm our cash flows and results of operations in the future.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2023, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In May 2022, our Board of Directors authorized a $100.0 million share repurchase program (the “2022 Repurchase Program”) under which we are authorized to repurchase shares of our common stock in the open market or in private transactions, subject to our assessment of market conditions and repurchase opportunities. We will assess market conditions, buying opportunities and other factors from time to time and will make strategic repurchases as appropriate. The repurchases will be made in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other factors, and the repurchases will be made consistent with the terms of our credit facilities, which define the amount of stock that can be repurchased. The repurchase program does not require us to acquire a specific number of shares and it will remain in effect until completed or until terminated by the Board of Directors. During the third quarter of 2023, we repurchased 1.0 million shares of our common stock under the 2022 Repurchase Program at a weighted average price per share of $16.55, for a total cost of $16.5 million.
The following table summarizes our purchases during the third quarter of 2023 and includes amounts repurchased under the 2022 Repurchase Program and shares withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. Our repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended September 30, 2023
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
July 1, 2023 - July 31, 2023	—	$—	—	$82,154,344
August 1, 2023 - August 31, 2023	242	16.78	—	82,154,344
September 1, 2023 - September 30, 2023	1,008,998	16.55	1,000,000	65,608,579
Total	1,009,240	$16.55	1,000,000	$65,608,579
Other than shares repurchased under the 2022 Repurchase Program, during the third quarter of 2023, we repurchased 9,240 shares of our common stock at an average cost per share of $16.50, for a total cost of $0.2 million, which were related to shares withheld to satisfy payroll tax withholding obligations as described above.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None

Item 5.    Other Information
During the three months ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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
Date: November 8, 2023