Form 10-K
period 2023-12-31
Topgolf Callaway Brands Corp.
filed 2024-02-29
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,808,466,571 based on the closing sales price of the registrant’s common stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and shares held in treasury, without conceding that any of the excluded parties are “affiliates” of the registrant for purposes of the federal securities laws.
As of February 19, 2024, the number of shares outstanding of the registrant’s common stock, $.01 par value, was 183,598,015.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC” or “Commission”) pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Shareholders, which is scheduled to be held on May 30, 2024. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2023.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “may,” “should,” “will,” “could,” “would,” “anticipate,” “plan,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results, performance, prospects or growth and scale opportunities including, but not limited to, statements relating to future industry and market conditions, strength and demand of our products and services, continued brand momentum, demand for golf and outdoor activities and apparel, continued investments in the business, increases in shareholder value, consumer trends and behavior, future industry and market conditions, Topgolf International, Inc. (“Topgolf”) venue/bay expansion plans, the strength of our brands, product lines and e-commerce business, geographic diversity, market recovery, availability of capital under our credit facilities, the capital markets or other sources, our conservation and cost reduction efforts, future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax provision, the future impact of new accounting standards, the impacts of inflation and changes in foreign exchange rates, future prospects and growth of our business, including TravisMathew, LLC (“TravisMathew”), OGIO International, Inc. (“OGIO”), JW Stargazer Holding GmbH (“Jack Wolfskin”) and Topgolf. These statements are based upon current information and our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:
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
•unfavorable changes in U.S. trade or other policies, including restrictions on imports or an increase in import tariffs;
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
•our ability to successfully operate and expand the retail stores of the TravisMathew, Jack Wolfskin, and our Japan and Korea apparel businesses, and venue locations of the Topgolf and BigShots businesses;
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
•the effect of terrorist activity, armed conflict, the conflict between Russia and Ukraine or Israel and Hamas, natural disasters or pandemic diseases, including the COVID-19 pandemic and its related variants, on the economy generally, on the level of demand for our products or on our ability to manage our supply and delivery logistics in such an environment; and
•the general risks and uncertainties applicable to us and our business.
Investors should not place undue reliance on these forward-looking statements, which are based on current information and speak only as of the date hereof. We undertake no obligation to update any forward-looking statements to reflect new information or events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while we from time to time communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, we have a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not our responsibility. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. For details concerning these and other risks and uncertainties, see Part I, Item IA, “Risk Factors” contained in this report, as well as our quarterly reports on Form 10-Q and current reports on Form 8-K subsequently filed with the SEC from time to time.

Topgolf Callaway Brands Trademarks: The following marks and phrases, among others, are our trademarks: AI Smoke, Alpha Convoy, Apex, Apex CB, Apex DCB, Apex TCB, Apex Tour, Apex UW, APW, Arm Lock, Backstryke, Batwing Technology, Big Bertha, Big Bertha B21, Big Bertha REVA, Big T, Bird of Prey, Black Series, Bounty Hunter, C Grind, Callaway, Callaway Capital, Callaway Golf, Callaway Media Productions, Callaway Super Hybrid, Callaway X, Capital, Chev, Chev 18, Chevron Device, Chrome Soft, Chrome Soft X, Chrome Soft X LS, Chrome Tour, Chrome Tour X, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, Dawn Patrol, Demonstrably Superior And Pleasingly Different, DFX, DSPD, Divine, Double Wide, Eagle, Engage, Epic, Epic Flash, Epic Max, Epic Max LS, Epic Speed, ERC, ERC Soft, Everyone’s Game, Exo, Cage, Fast Tech Mantle, Flash Face Technology, Flash Face, FT Optiforce, FT Performance, FT Tour, Fusion, Fusion Zero, GBB, GBB Epic, Gems, Golf Fusion, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Grom, Groove- In- Groove Technology, Heavenwood, Hersatility, Hex Aerodynamics, Hex Chrome, HX, Hyper Dry, Hyper-Lite, Hyper Speed Face, I.D. Ball, Jack Wolfskin, Jailbird, Jailbreak, Jailbreak AI Speed Frame, Jailbreak AI Velocity Blades, JAWS MD5, Jaws Raw, Jewel Jam, Kings of Distance, Legacy, Life On Tour, Longer From Everywhere, Lowrider, Luxe, Mack Daddy, Magna, Majestic, MarXman, Mavrik, MD3 Milled, MD4 Tactical, MD5, MD 5 Jaws, Metal-X, Microhinge Face Insert, Microhinge Star, Mission:Ambition, Nanuk, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey Eleven, Odyssey Works, Offset Groove in Groove, Ogio, OGIO AERO, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO FUSE, OGIO ME, OGIO PACE, OGIO RENEGADE, OGIO RISE, OGIO SAVAGE, OGIO SHADOW, OGIO XIX, OptiColor, Opti Flex, Opti Grip, Opti Shield, OptiFit, OptiTherm, Opti Vent, ORG 7, ORG 14, ORG 15, Paradym, Paradym AI Smoke, Paradym X, Paw Print, PRESTIGE 7, ProType, ⋅R, Rainspann, Red Ball, REVA, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shankstar, Shredder, Silencer, SLED, Slice Stopper, SoftFast, Solaire, Speed Cartridge, Speed Regime, Speed Step, Speed Tuned, Steelhead XR, Steelhead, Strata, Stroke Lab, Stronomic, Sub Zero, Superfast, Superhot, Supersoft, Supersoft MAX, SureOut, Swing Suite, Tee Time Adventures, TM, Tank, Tank Cruiser, Tech Series, Teron, Texapore, TMCA, Thermal Grip, Toe Up, TopChallenge, TopChip, TopContender, TopDrive, TopGolf, TopGolf Crush, Topgolf Entertainment Group, TopGolf Media, Topgolf Shield Logo, TopLife, TopPressure, TopScore, TopScramble, TopShot, TopTracer, TopTracer Range, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, TravisMathew TM logo, Tri Hot, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Uptown, Versa, VFT, VTEC, W Grind, Warbird, Weather Series, Weather Spann, Wedgeducation, WGT, White Hot, White Hot OG, White Hot Tour, White Ice, WOODE, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, XACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series, X Spann, X Tech, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball.

Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operating results, cash flows and financial conditions.
Risks Related to our Industry and Business
•Unfavorable economic conditions, including as a result of inflation or otherwise, could have a negative impact on consumer discretionary spending and therefore negatively impact our results of operations, financial condition and cash flows.
•A reduction in the number of rounds of golf played or in the number of golf participants could adversely affect our sales.
•We may have limited opportunities for future growth in sales of golf clubs and golf balls.
•We may face increased labor costs or labor shortages, in particular with respect to our Topgolf venues business and our franchisees and licensees, that could slow growth and adversely affect our business, results of operations and financial condition.
•A severe or prolonged economic downturn could adversely affect our customers’ financial condition, their levels of business activity and their ability to pay trade obligations.
•We face intense competition in each of our markets and operating segments, and if we are unable to compete effectively, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects.
•Our expanding apparel business, and operation of related retail locations, is subject to various risks and uncertainties, and our growth and strategic plans may not be fully realized.
•Our Topgolf growth strategy depends in part on our and our franchisees’ ability to open new venues in existing and new markets.
•There can be no guarantee that a sufficient number of suitable Topgolf venue sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan, or that we will be successful in addressing the other risks inherent in our business that will allow us to open new Topgolf venues in a timely and cost-effective manner or at all. If we are unable to open new Topgolf venues, or if venue openings are significantly delayed or face other obstacles, our revenues could be adversely affected and our business negatively impacted. New Topgolf venues, once opened, may not be profitable or may close, which would adversely affect our Topgolf business as well as our financial condition and results of operations and ability to execute our growth strategy.
•If we are unable to successfully manage the frequent introduction of new products in our golf equipment business that satisfy changing consumer preferences, it could significantly and adversely impact our financial performance and prospects for future growth.
•Our active lifestyle and Topgolf venues businesses face risks associated with changed consumer tastes and preferences and fashion trends.
•Our golf equipment business and our active lifestyle business each have a concentrated customer base. The loss of one or more of our top customers could have a significant effect on our sales.
•Changes in equipment standards under applicable Rules of Golf, including new rules intended to reduce distances through limitations on golf ball specifications, could adversely affect our business.

Risks Related to Operations, Manufacturing, and Technology
•We have significant international operations and are therefore exposed to risks associated with doing business globally.
•We have significant international sales and purchases, and unfavorable changes in foreign currency exchange rates could have a significant negative impact on our results of operations.
•The costs and availability of finished products, product components, raw materials and ingredients could affect our operating results.
•Any difficulties from strategic acquisitions that we pursue or consummate, including our merger with Topgolf, could adversely affect our business, financial condition and results of operations.
•If we inaccurately forecast demand for our products, we may manufacture either insufficient or excess quantities, which, in either case, could adversely affect our financial performance.
•Our expanding international operations could be harmed if we fail to successfully transition our business processes on a global scale.
•We may not be able to obtain and maintain licenses and permits necessary to operate our Topgolf business and our venues in compliance with applicable laws, regulations and other requirements, which could adversely affect our business, results of operations and financial condition.
•We depend on a limited number of suppliers for some of the components of our products, and the loss of any of these suppliers could harm our business.
•A significant disruption in the operations of our golf club assembly and golf ball manufacturing and assembly facilities could have a material adverse effect on our sales, profitability and results of operations.
•A disruption in the service or a significant increase in the cost of our primary delivery and shipping services for our products and component parts or a significant disruption at shipping ports could have a material adverse effect on our business.
•Guest complaints, litigation on behalf of guests or employee associates (“Playmakers”) or other proceedings may adversely affect our business, results of operations and financial condition.

Risks Related to Regulations
•We, as well as our Topgolf franchisees and licensees, are subject to many federal, state, local and foreign laws, as well as other statutory and regulatory requirements, with which compliance is both costly and complex. Failure by us or our franchisees or licensees to comply with, or changes in these laws or requirements, could have an adverse impact on our business.
•Changes in, or any failure to comply with, data privacy laws, regulations, and standards may adversely affect our business.
Risks Related to Tax and Financial Matters
•Changes in tax law and unanticipated tax liabilities could adversely affect our effective income tax rate, profitability and cash flows.
•Our ability to utilize all or a portion of our U.S. deferred tax assets may be subject to limitations.
•Our obligations and certain financial covenants contained under our existing credit facilities expose us to risks that could materially and adversely affect our liquidity, business, operating results, financial condition and limit our flexibility in operating our business, including the ability to make any dividend or other payments on our capital stock.

TOPGOLF CALLAWAY BRANDS CORP.

PART I
Item 1.    Business
OVERVIEW
Topgolf Callaway Brands Corp., together with our wholly-owned subsidiaries (collectively, the “Company”, “Topgolf Callaway Brands”, “we”, “our”, or “us”), is a leading modern golf and active lifestyle company that provides world-class golf entertainment experiences, designs and manufactures premium golf equipment, and sells golf and active lifestyle apparel and other accessories through our family of brand names which include Topgolf, Callaway Golf, Odyssey, TravisMathew, Jack Wolfskin, OGIO and Toptracer.
We were incorporated in California in 1982 under our previous name, “Callaway Golf Company,” with a primary focus on the design, manufacture and sale of high-quality golf clubs. In 1992, we became a publicly-traded corporation on the New York Stock Exchange under the ticker symbol “ELY” and in 1999, we reincorporated in the State of Delaware. In 2000, we entered into the golf ball business with the release of our first golf ball product. In 2017, we expanded our business into active lifestyle apparel and accessories with our acquisitions of OGIO, a leading manufacturer of high-quality bags and accessories, and TravisMathew, a manufacturer of premium golf and active lifestyle apparel and accessories. In 2019, we acquired Jack Wolfskin, and in 2021, we completed a merger with Topgolf, a leading technology-enabled golf entertainment business comprised of state-of-the-art golf and entertainment venues, proprietary Toptracer ball-tracking technology, and an innovative content creation platform. The combination of products and services offered by our family of brands are sold across multiple channels to consumers both in the United States and internationally in over 120 countries. On September 6, 2022, we changed our corporate name from “Callaway Golf Company” to “Topgolf Callaway Brands Corp.”, and, on September 7, 2022, we changed our New York Stock Exchange ticker symbol from “ELY” to “MODG.”
GROWTH AND OVERALL STRATEGY
We believe we are well-positioned for long-term growth given our diversified portfolio of product and service offerings and consumer reach and scalability within the growing active lifestyle and modern golf ecosystem. Our path to long-term growth is anchored on four key initiatives: innovation, expansion, synergy, and efficiency across our family of brands. We believe that execution of our long-term strategy to achieve each of these initiatives, will create long-term value for shareholders.
REPORTABLE SEGMENTS AND PRODUCTS
We manage global business operations through our operating and reportable business segments. As of December 31, 2023, we had three reportable operating business segments: Topgolf, Golf Equipment and Active Lifestyle.

TOPGOLF
Topgolf is a leading technology-enabled golf entertainment business with an innovative platform of products and services comprised of state-of-the-art open-air golf and entertainment venues, a revolutionary proprietary Toptracer ball-tracking technology, and a digital media platform.
Venues
The Topgolf venues business, which is the largest line of the Topgolf business, is comprised of Company-operated Topgolf venues located within the United States and Company-operated and franchised venues located outside of the United States.

	As of December 31,
Topgolf Venues by region:	2023	2022	2021
Domestic Owned and Operated	88	77	67
Domestic Acquired(1)	1	0	0
International Owned and Operated	4	4	3
International Franchised	5	5	3
Total	98	86	73

(1) Represents the Company-operated venue acquired as a part of the BigShots acquisition.
As of December 31, 2023, we had 89 Company-operated venues in the United States, four Company-operated venues in the United Kingdom and five franchised venues in Australia, Mexico, United Arab Emirates, Thailand and Germany. Our focus over the next several years is to improve the earnings contribution from venues, and to maintain a strong pipeline of new venue openings by increasing the number of Company-operated venues as well as venues operated through international franchise partners.
Venue Design and Development
We tailor the design of our venues to thrive in varying climates, conditions and market sizes. The location of each venue is carefully selected through a rigorous site selection process, led by an experienced real estate team. Venue construction timelines may vary based on the size and complexity of the venue model, existing site conditions, the season and weather, as well as other factors, with a typical venue taking between 10 and 15 months to build from ground break until we are substantially complete. We primarily use the services of design/build contractors for the construction of our venues, and we generally estimate the gross development cost to build a venue to be between $15 million and $60 million depending on the size, location and various other factors. While we typically seek to finance the construction of our venues through third-party developers or real estate financing partners, there are certain instances where we may fund a portion or all of the construction ourselves. When we acquire land directly or finance the venue construction ourselves, we may enter into arrangements to sell the assets and lease them back from a financing partner.
Technology and game development for games used in Topgolf venue gameplay and on Topgolf digital media is supported by teams located in offices and studios in Dallas, Texas, San Francisco, California and Stockholm, Sweden. These teams are comprised of a variety of engineers, computer vision and data analysis scientists and mobile app developers. We also utilize a number of proprietary, industry standard and third-party management information systems in our business and rely on our own servers and third-party infrastructure to operate games and to maintain and provide analytical data.
Venue Management and Operations
Venue operations are supported by a multi-disciplined operations team which is responsible for a number of areas, including pre-opening activities (including employee recruitment, selection and training), culinary development, event sales support, marketing, technology services, supply chain support for food, beverages and equipment, and ongoing training and development for associates. Maintaining a high quality of service in the venues depends in part on our ability to work with reliable suppliers to acquire food and beverage ingredients, venue hardware, golf equipment and/or other supplies that meet our high standards. We use a third-party verification company to ensure that all of our vendors meet specified United States guidelines and regulations, and for produce, we use a third-party vendor that regulates a nationwide network of produce distributors. For gameplay, we utilize our own engineers to support the development of custom digital content and certain golf equipment for use at our venues. We also have supply agreements in place with manufacturers in Taiwan and China to produce specially designed radio-frequency identification (“RFID”)-enabled golf equipment for use during game play at a Topgolf venue, and bay equipment within the venues is custom built, primarily by domestic manufacturers.

Sales
Revenues from Company-operated venues are primarily derived from the sale of food and beverage, gameplay, events, and advertising partnerships and sponsorships. Our venues offer multiple forms of entertainment and are equipped with technology-enabled hitting bays, bars, dining areas, and exclusive event spaces. The technology-enabled hitting bays incorporate proprietary ball-tracking technologies which “gamify” the sport of golf and offer guests of varying skill levels a variety of games that are aimed to appeal to a broad range of players. Our venues also provide flexible spaces that are used for dining, watching sports, charity fundraisers, corporate events, golf instruction, game play and live music performances, in addition to hosting events similar to arenas and other types of entertainment venues which range in size from seven to over 1,000 attendees. These events provide food and beverage and game play throughout the venue for corporate and social groups, and can include meetings, team-building events, client entertainment, birthday parties, tournaments, fundraisers, concerts and more.
Competition
Our venues compete for consumers’ leisure time and discretionary entertainment dollars against a broad range of other out-of-home entertainment options including other dining and entertainment venues, sports activity centers, traditional driving ranges and other establishments offering simulated golf or multi-sport experiences, arcades and entertainment centers, movie theaters, sporting events, bowling alleys, nightclubs, and bars and restaurants.
Advertising & Marketing
Our marketing campaigns are aimed to increase consumer brand awareness and support our overall growth strategy. Our venues connect people in meaningful ways by introducing guests to our brand, culture and technologies, and are advertised across various marketing channels, including content distributed through paid advertising networks, email and text message subscriber lists, on Topgolf’s and other social media and influencer pages and websites, by word-of-mouth, or through other media coverage. We place a large focus on our owned channels of communication to fuel a more personalized approach for attracting repeat visits through email and text messages to our subscriber base.
Seasonality
Topgolf sales generally fluctuate from quarter to quarter due to seasonal factors. Historically, our venues experience higher second- and third-quarter revenues associated with the spring and summer, while the first and fourth quarters have historically had lower revenues, with the first quarter being the lowest, due to cooler temperatures and fewer corporate events. Given that seasonality is an expected factor in our results of operations, adverse weather may impact all seasons at our venues, which may result in a disproportionate effect on our operating results.
Other Lines of Business
We license Toptracer, our proprietary ball-tracking technology to independent driving ranges and golf courses and for use in golf broadcasts. Toptracer delivers a data-driven and “gamified” enhancement to the traditional driving range experience by delivering instant shot replays, gameplay for all skill levels and a data record of all shots. The Toptracer ball-tracking technology actively tracks ball flight paths across an entire field of vision while our custom-built sensor provides real-time shot analytics, such as ball speed, apex, curve, carry and more. Toptracer components are sourced from a number of third-party suppliers located in Germany, Taiwan, the United Kingdom and the United States, either directly or indirectly through distributors. In the United States we distribute Toptracer using our own warehousing and logistics. For our international Toptracer operations, we partner with a third-party for warehousing and distribution, and currently have warehouses located in the United Kingdom. To help build brand awareness, we primarily utilize public relations, influencer marketing, professional athletes, social media, conferences, event marketing and paid media to support lead generation and sales efforts. Toptracer competes against other companies with similar products and technologies to attract and retain qualified licensees. The ability to attract new Toptracer customers is based primarily on the strength and quality of the brand and reputation, the products and revenue opportunities we are able to provide, as well as on the structure of the operating models and the terms of the respective agreements.
In addition to Toptracer, we license Swing Suite, which offers simulated game play on well-known golf courses in addition to other games including football, baseball and soccer, among others, to a variety of indoor hospitality and entertainment operators, including hotels, casinos and restaurants.

Our Topgolf digital gaming platform is primarily comprised of digital games such as the mobile golf game World Golf Tour (“WGT”) and other digital content creation. WGT is an online multiplayer virtual golf game that utilizes proprietary GPS and 3D technology to enable players to gather online as a community and experience simulated gameplay on photorealistic recreations of more than 16 world-famous golf courses. Digital gaming and content we produce competes for consumers’ attention, leisure time and discretionary spending against the other at-home entertainment alternatives.
GOLF EQUIPMENT
We design, manufacture and sell a full line of high-quality golf equipment, which is comprised of the golf clubs and golf balls product groups. We design our golf equipment products to be technologically advanced for amateur and professional golfers of all skill levels, and the golf equipment products are generally designed to conform to the Rules of Golf as published by the United States Golf Association (“USGA”) and the ruling authority known as The R&A.
Products
Golf clubs include woods (drivers, fairway woods and hybrids) and irons (irons, wedges and packaged sets) sold under the Callaway brand, and putters sold under the Odyssey brand. This product group also includes Callaway and non-Callaway pre-owned golf clubs. Callaway’s golf clubs are generally made of steel, titanium alloys, carbon fiber and various thermoplastic and thermoset materials.
Golf balls are sold under the Callaway Golf and Strata brands and are generally either a 2-piece golf ball (consisting of a core and cover) or a multilayer golf ball (consisting of two or more components in addition to the cover). Our golf ball products include covers that incorporate a traditional dimple pattern as well as covers that incorporate innovative designs, including our proprietary HEX Aerodynamics (i.e., a lattice of tubes that form hexagons and pentagons), Hybrid Cover, Triple Track Technology and Truvis patterns. Callaway brand golf balls are generally made of various combinations of synthetic rubber, ionomer blends and urethane which are processed with other chemicals in order to optimize performance.
Product Design and Development
We innovate to maintain our market share leadership position in both golf clubs and golf balls by continuously investing in research and development and also leveraging artificial intelligence in our product design process in order to help create products that are designed to be technologically advanced and not limited to the duplication of traditional or conventional product designs. We create and modify product designs by using computer-aided design software, finite element analysis software and structural optimization techniques which leverage artificial intelligence. Furthermore, we utilize a variety of testing equipment and computer software, including golf robots, launch monitors, a proprietary virtual test center, a proprietary performance analysis system, an indoor test range and other methods to develop and test our golf equipment products.
Manufacturing
We have a primary golf club assembly facility located in Monterrey, Mexico, a limited golf club assembly facility located in Carlsbad, California, and a facility in Austin, Texas where we refurbish used clubs we receive from our Trade-In! Trade-Up! program. Additionally, we utilize golf club contract manufacturers in China and Vietnam. We also have custom golf club assembly facilities in Tokyo, Japan; Swindon, England; Melbourne, Australia, and other local markets to support regional demand. Currently, more than 50% of our golf club assembly is performed in regions outside of the United States. Overall, the golf club assembly process is fairly labor intensive, utilizes raw materials that are obtained from international and domestic suppliers, and requires extensive global supply chain coordination.
We have a golf ball manufacturing facility in Chicopee, Massachusetts, and also utilize golf ball contract manufacturers in China and Taiwan. In 2023, approximately 75% of our golf balls were manufactured in regions outside of the United States. The golf ball manufacturing process utilizes raw materials that are obtained from international and domestic suppliers.

Sales
We sell our golf equipment products domestically and internationally, directly and through our wholly-owned subsidiaries, to wholesale customers, including golf course pro shops, off-course retailers, sporting goods retailers, online retailers, and third-party distributors, as well as to mass merchants for certain products. We also sell directly to consumers through our websites and retail locations in Japan and Korea as well as to corporate customers who want their corporate logo imprinted on certain of our golf equipment products. In addition to the sale of our golf equipment products, we also offer custom club fitting programs at our performance centers and at participating on- and off-course retail stores to help consumers find golf clubs that fit their personal specifications.
We also sell certified pre-owned golf clubs directly to the consumer through our website. The pre-owned golf clubs are generally acquired through our Trade In! Trade Up! program, which gives golfers the opportunity to trade in used Callaway brand golf clubs and certain competitor golf clubs at authorized retailers or through our website for credit toward the purchase of new golf equipment or pre-owned golf clubs.
Competition
Our golf equipment products generally compete on the basis of technology, quality, product performance, customer service and price. In order to gauge our performance relative to such factors, we receive and evaluate Company-generated market trend reports for the United States and foreign markets, as well as periodic public and customized market research for United States and United Kingdom (“U.K.”) markets from Golf Datatech and The National Golf Foundation which include trends from certain on- and off-course retailers. Additionally, we utilize the Growth from Knowledge Group for data and analysis of the consumer goods market in Japan. We believe that we are a technological leader in every golf club and golf ball market in which we compete.
Our major competitors for drivers, fairway woods and irons are TaylorMade, Ping, Acushnet (Titleist brand), Puma (Cobra brand), SRI Sports Limited (Cleveland and Srixon brands), Mizuno, Bridgestone, and Parsons Xtreme Golf (PXG). For putters, our major competitors are Acushnet (Titleist & Scotty Cameron brands), Ping and TaylorMade.
Our major competitors for golf balls include Acushnet (Titleist and Pinnacle brands), SRI Sports Limited (Dunlop and Srixon brands), Bridgestone (Bridgestone and Precept brands), TaylorMade and others. These competitors compete for market share in the golf ball business, with Acushnet having a market share of over 50% of the golf ball business in the United States and a leading market share position in certain other regions outside of the United States.
Advertising & Marketing
Our marketing campaigns for our golf equipment products are aimed to increase consumer product awareness and support our overall growth strategy. Advertising for our golf equipment products is primarily in the form of televised commercials during golf telecasts, primarily on The Golf Channel, web-based digital and social media advertising, printed advertisements in national magazines, such as Golf Magazine and Golf Digest, as well as in-store advertising and other types of marketing to consumers who are part of the Topgolf community. We also establish relationships with professional athletes and personalities, including members of various professional golf tours as well as other athletes and media personalities, in order to promote our golf equipment products.

Seasonality
The game of golf is played primarily on a seasonal basis in most of the regions where we conduct business. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of our on-course customers closing for the cold weather months, making our golf equipment business subject to seasonal fluctuations. In general, during the first quarter, we begin selling our golf club and golf ball products into the golf retail channel for the new golf season. This initial sell-in generally continues into the second quarter when sales are significantly affected by the amount of reorder business of the products sold during the first quarter. Third-quarter sales generally also depend on reorder business, but can also include smaller new product launches, and typically have lower sales than the second quarter since many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. Fourth-quarter golf equipment sales are generally less than the other quarters due to it being the end of the golf season in many of our key regions, but may also be affected from time to time by the early launch of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter-to-quarter fluctuations, can be affected by many factors, including the timing of new product introductions as well as weather conditions. In general, because of this seasonality, a majority of our sales from our Golf Equipment business and most, if not all, of our profitability from this segment generally occurs during the first half of the year.
ACTIVE LIFESTYLE
We design, develop and sell high quality soft good products under the Callaway, TravisMathew, OGIO and Jack Wolfskin brands. These brands deliver a range of premium performance and lifestyle products in the United States and select international markets. We are focused on maintaining strong brand momentum by category and market share growth with key trade partners. We are also focused on enhancing our digital marketing, e-commerce and retail store presence to increase direct-to-consumer sales and drive increased profitability over time.
Products
Callaway soft good products include golf apparel, footwear, and a full range of golf accessories such as golf bags, golf gloves, headwear and practice aids. Callaway branded golf apparel offerings include tops, bottoms and outerwear for men, women and children, and are made from high-quality fabrics designed for style, comfort and performance.
TravisMathew is a progressive active lifestyle brand that produces its own line of men’s, women’s, and youth apparel and accessories under the TravisMathew and Cuater by TravisMathew (“Cuater”) brands. TravisMathew offers high quality, premium golf and lifestyle apparel, hats, luggage and accessories designed to deliver superior performance. Cuater’s primary product is versatile, premium performance footwear but the brand also offers belts, hats, facemasks, sunglasses, socks and underwear.
OGIO is an active lifestyle brand that offers a variety of storage and active travel gear for sport and personal use. OGIO’s product offerings include backpacks, travel bags, duffle bags, golf bags and storage gear accessories, as well as a line of outerwear, headwear and other accessories. OGIO products focus on organization, protection, durability and sustainability, and offer innovative organization features, durable waterproof construction, ergonomic and aerodynamic designs, as well as a unique style and the ability for customization. Athletes from sports such as golf, skate, snow, surf and BMX put their trust in the protection, comfort, organization and style of OGIO products.
Jack Wolfskin is a global eco-performance apparel and active lifestyle brand which was founded on the principles of product sustainability, functionality and quality. Jack Wolfskin’s product offerings include a full line of functional outdoor apparel for men, women and children, including jackets, trousers, dresses, skirts and tops, in addition to footwear and outdoor equipment, including packs and bags, travel bags, tents, sleeping bags and accessories. Jack Wolfskin outdoor apparel includes soft shell jackets, fleece jackets, windbreakers, down jackets, functional jackets and rain jackets for men, women, and children, which are made of waterproof, windproof and breathable fabrics. Founded in Frankfurt, Germany, Jack Wolfskin is one of the largest outdoor retailers in Europe, and is a major supplier of outdoor products across Europe and China with a versatile portfolio of smartly and sustainably engineered technologies, including our popular Texapore weather protection technology group of materials.
Product Design, Development and Manufacturing
Our soft goods products are designed and developed internally and created through third-party manufacturing partners in Vietnam, China, Indonesia, Thailand, Bangladesh, the Philippines, and Peru, who source materials and create the products according to our brands’ specifications.

Sales
We sell our soft goods products in the United States and internationally, directly and through our wholly-owned subsidiaries, to wholesale customers and directly to consumers through our retail locations and online through our websites.
We sell our Callaway soft goods products to golf retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers, online retailers, and third-party distributors, as well as directly to consumers through the Callaway Golf website and various retail, outlet and store-in-store locations in Japan and Korea. In exchange for a royalty fee, we also license our trademarks and service marks to third parties for use on certain Callaway apparel and golf accessories.
In addition to the sales channels mentioned above, TravisMathew is also sold to luxury department stores and lifestyle specialty stores, and directly to consumers through the TravisMathew website and various TravisMathew retail locations in the United States, Japan, Europe, and Canada.
OGIO products are sold through the OGIO website in addition to the sales channels mentioned above. We also license our line of OGIO motorsport products to a third party in exchange for a royalty fee, and license our other OGIO products to a third party for distribution in the corporate channel in the United States, Canada and Mexico.
We sell Jack Wolfskin products directly and through our wholly-owned subsidiaries in Germany, China, the U.K., Switzerland, Poland and Japan to third-party distributors and retail stores, online retailers, department stores, mail order stores, as well as directly to consumers through our Company-owned retail locations and website. Jack Wolfskin retail stores are located primarily in Europe and China.
Competition
Our major competitors for our golf apparel and accessories are generally other golf companies and premium golf apparel companies, as well as specialty retailers. While the TravisMathew business faces competition from the premium golf apparel companies, it also competes in department stores with other men’s apparel companies, including Bonobos, johnnie-O, Nike, Peter Millar, Ted Baker London and Vince. The Jack Wolfskin business competes with a number of well-established and well-financed companies with recognized brand names, including Patagonia, Columbia and The North Face. We seek to differentiate ourselves through elevated design, premium materials and product innovation.
Advertising & Marketing
We market and advertise our soft goods brands on various platforms, including television, traditional digital and print media, web-based and social media, as well as at experimental events and Topgolf venues and media. We also establish relationships with professional athletes and personalities, including members of various professional golf tours, as well as other athletes and personalities, in order to promote our soft goods product lines.
Seasonality
Sales of the Callaway-branded golf apparel and accessories generally follow the same seasonality as golf equipment, and are therefore generally higher during the first half of the year. Sales of TravisMathew branded golf and lifestyle apparel and accessories are more evenly spread throughout the year as sales are more diversified due to an increase in direct-to-consumer sales resulting from the expansion of TravisMathew stores. Sales of outdoor apparel, footwear and equipment related to the Jack Wolfskin business focuses primarily on outerwear and consequently experiences stronger sales for such products during cold-weather months and the corresponding prior sell-in periods, and therefore, are generally greater during the second half of the year.
DISTRIBUTION
We have our primary distribution center in Fort Worth, Texas for the distribution of golf equipment products and soft goods products in North America. We also have Company-operated distribution centers in Toronto, Canada; Swindon, England; Melbourne, Australia; Hamburg, Germany; and Shanghai, China, and third-party logistical operations in Tokyo, Japan and Seoul, Korea to support the distribution needs of markets they serve.

INTELLECTUAL PROPERTY
We own approximately 5,300 U.S. and foreign trademark registrations and over 1,900 U.S. and foreign patents relating to our products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, we own various other protectable rights under copyright, trade dress and other statutory and common laws. Our intellectual property rights are very important to us, and we seek to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, we enforce our rights through litigation. Information regarding current litigation matters in connection with intellectual property is contained in Note 13. “Commitments & Contingencies” in the Notes to Consolidated Financial Statements in this Form 10-K.
Our patents are generally in effect for up to 20 years from the date of the filing of the patent application. Our trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic.
HUMAN CAPITAL RESOURCES
Employee Profile
We view our employees as our most valuable asset and seek to attract and maintain the highest quality talent by offering competitive benefits and wellness services, opportunities to grow professionally across diverse industries, and receive performance feedback, among other initiatives. As of December 31, 2023, we had approximately 32,000 full-time and part-time employees worldwide in 27 different countries. We also employ temporary workers as necessary based on the labor demands across the organization, which also may fluctuate with the seasonality of our products.
Our golf ball manufacturing employees in Chicopee, Massachusetts are unionized and are covered under a collective bargaining agreement, which renewed for an additional three years on October 16, 2022. In addition, certain production employees in Australia and Mexico are also unionized. We consider our employee relations to be in good standing.
Culture and Values
Each of our businesses is driven by a desire to deliver exceptional products and experiences for our customers and guests, as well as a commitment to our late founder Ely Callaway’s belief that, “good ethics is good business.” We uphold our cultural values to establish our brand identity and unique work environment in an effort to enable employee engagement and retention. Every employee receives training on our culture and values during their onboarding process, training experience, and during their phases of leadership development.
Diversity, Equity and Inclusion (DE&I)
We are headquartered in Carlsbad, California and maintain regional offices, distribution centers, venues, and retail stores in numerous locations around the world. Our employees bring a wide range of cultures, experiences, talents, capabilities, and perspectives from around the world, and we are committed to recruiting, developing and promoting a diverse and inclusive workforce while offering unique opportunities and career paths for our employees. We have an ongoing commitment to increase the number of women and diverse candidates throughout all levels of management while also hiring the most qualified individuals. We do not discriminate on the basis of actual or perceived race, creed, color, religion, national origin, citizenship status, age, disability, marital status, sexual orientation, gender, gender identity and similar classifications. In 2023, in the United States, more than half of management-level new hires, promoted employees, and interns were of a diverse background, which encompasses employees who are non-white, female, or both. In 2022, we were selected as a DiversityFIRST Corporate Award recipient, which seeks to honor companies that demonstrate excellence in diversity best practices.
We strive to attract more women and minorities to participate in the game of golf and are dedicated to making golf more accessible to a diverse range of customers by creating products and experiences that are fun, social, entertaining, and inviting to a diverse range of customers and first-time golfers. Over the course of the last few years, we have been awarded three different prestigious employer awards in recognition of our DE&I efforts, including the Diversity Jobs Top Employer 2021, Forbes 2020 Best Employers for Women, and National Down Syndrome Congress 2018 Employer of the Year.

Employee Well Being
We are committed to the health and well-being of our employees and design our compensation and benefits programs to demonstrate this commitment. Our approach supports our employees’ total wellness by addressing physical, mental and financial well-being. We provide competitive compensation packages alongside a comprehensive array of benefits designed to nurture total well-being. This includes robust health and welfare benefits, life and disability insurance coverage, and a retirement plan with employer matching contributions.
At the heart of our commitment to well-being is a dedicated focus on mental health. We recognize its paramount importance and have integrated robust resources, such as an Employee Assistance Program (“EAP”), which empowers employees and their families to manage their holistic health – mental, emotional, and physical. In addition, our employees have the opportunity to engage in a variety of wellness programs, ranging from fitness facilities to exercise programs and diverse educational resources.
By prioritizing well-being, we not only invest in our employees' present, but we also cultivate a resilient foundation for their flourishing future.
We provide a work environment where opportunities for training and development are available to employees. The core trainings provided include Code of Conduct, Anti-Corruption and Business Ethics, Safety, Cybersecurity Awareness, and Diversity & Inclusion training. In addition to the training employees receive on the job, we offer various leadership programs including Emerging Leadership Programs, including Corporate Leadership Development, Sales Training, Callaway Leadership Academy, Global Operations Leadership Training, Sales Management Training, and other various ad hoc leadership courses. We also offer product training to our customers and require a Supplier Code of Conduct training for our suppliers.
Community Giving
We have three existing community giving programs: the Callaway Golf Company Foundation (the “Foundation”), the Callaway Golf Company Employee Community Giving Program (the “Community Giving Program”), and the Topgolf Driving for Good Program. Through these programs, our employees are able to give back to the community through monetary and/or in-kind donations, or by providing community service. Through the Foundation, we strive to create healthy communities where our stakeholders live and work, by focusing on supporting programs that improve lives and contribute to communities on a select basis.
In 2023, the Foundation announced that it would be making a $1.0 million contribution to the Pro Kids Scholarship Program, which will be paid over five years beginning in March 2023. Additionally, during 2023 our employees and their family members provided over 700 hours of community service and made over $0.1 million in product donations through the Community Giving Program. Through the Topgolf Driving for Good Program, we contribute funds and volunteer efforts to national partners such as Make a Wish, Bunkers in Baghdad, Folds of Honor and National Urban League. Since the inception of the program, Topgolf has hosted more than 3,500 charitable events together with community partners, schools, and non-profit organizations, which focus on a variety of charitable endeavors, including environmental preservation, youth empowerment, aid for the homeless and disadvantaged, animal care and military care. Additional information on both of these programs is available on our website www.topgolfcallawaybrands.com.
In addition to the aforementioned programs, we give our global subsidiaries the ability to lead their own community engagement initiatives by providing them with product donation accounts and other forms of support for their charitable contribution and fundraising efforts. We also encourage global offices and subsidiaries to engage in community partnerships at their discretion.
GOVERNMENT REGULATION
We are subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to, among others, nutritional content labeling and disclosure requirements, food safety regulations, employment regulations, the Patient Protection and Affordable Care Act (the “PPACA”), the Americans with Disabilities Act (the “ADA”), and similar state laws, privacy and cybersecurity laws, environmental, health and human safety laws and regulations, laws and regulations related to franchising and licensing operations, the Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws, as well as federal, state and local licensing requirements and other regulations relating to alcoholic beverage control, amusement, sanitation, zoning and land use. New laws and regulations or new interpretations of existing laws and regulations may also impact the business.

Historically, the costs of regulation compliance have not had a material adverse effect on our business. We believe that our operations are in substantial compliance with all applicable government laws. Due to the nature of our operations and the frequently changing nature of compliance regulation, we cannot predict with certainty that future material capital or operating expenditures will not be required in order to comply with applicable government regulation.
For certain risks associated with regulation compliance, see “Risk Factors” contained in Item 1A.
ENVIRONMENTAL AND SOCIAL RESPONSIBILITY
By being active and visible in the community and by embracing the principles of environmental stewardship, we believe that we are acting in an environmentally and socially responsible manner. Through our Global Sustainability Program, we aim to bring increased awareness and structure to our existing social and environmental sustainability initiatives, while also enhancing the sustainability efforts across our global businesses. The Global Sustainability Program is managed by our Executive Sustainability Committee, which is comprised of our Chief Executive Officer, Chief Financial Officer, all other executive officers, and our General Counsel. A Sustainability Core Team meets and then reports progress of the Global Sustainability Program quarterly to the Executive Sustainability Committee. Members of the Sustainability Core Team, known as Sustainability Champions, are employees who have been selected from throughout the organization to drive large-scale global projects that build upon our existing environmental and social sustainability efforts. Sustainability Champions also promote smaller-scale employee-driven initiatives at local levels. These projects and initiatives are benchmarked against the sustainability frameworks published by the Global Reporting Initiative and the Sustainability Accounting Standards Board with respect to sustainability issues that are likely to affect the financial conditions or operating performances of companies in the consumer goods, apparel and entertainment sectors.
Our entire Board of Directors oversees the Global Sustainability Program and receives a comprehensive report regarding the program’s initiatives and progress on an annual basis. Additionally, management provides a quarterly update to the Board’s Nominating and Corporate Governance Committee on our latest third-party performance scores on environmental, social and governance (“ESG”) topics to maintain a consistent pulse on our ESG performance.
The Global Sustainability Program has played an integral role in assessing our material ESG concerns and developing our sustainability strategy and goals, as well as in supporting our sustainability reporting. In 2023, we published an ESG data table on the Investor Relations section of our website, which reports our performance on certain ESG metrics for the years ended December 31, 2022 and 2021. The Global Sustainability Program has also introduced a variety of new initiatives, including enhancing sustainability content on our website and engaging employees globally to devise new sustainability action plans for our various brands and workspaces.
Environmental Matters
Our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and the remediation of environmental contaminants (collectively, “Environmental Laws”). During the ordinary course of our manufacturing processes, we use paints, chemical solvents and other materials which generate waste and waste by-products that are subject to these Environmental Laws. In addition, in connection with our Top-Flite asset acquisition in 2003, we assumed certain monitoring and remediation obligations at our manufacturing facility in Chicopee, Massachusetts. In February 2013, we sold this facility and leased back a reduced portion of the square footage that it believes is adequate for our ongoing golf ball manufacturing operations. As part of the terms of this sale, we assumed certain ongoing environmental remediation obligations.

We strive to adhere to all applicable Environmental Laws and take action as necessary to comply with these laws. We maintain an environmental and safety program which employs full-time environmental, health and safety professionals responsible for all of our facilities. The environmental and safety program includes obtaining environmental permits as required, capturing and appropriately disposing of any waste by-products, tracking hazardous waste generation and disposal, air emissions, safety situations, material safety data sheet management, storm water management and recycling, and auditing and reporting on our compliance. We conduct third party social, safety and environmental responsibility audits to evaluate and improve our environmental performance through our global supply chain. The audits facilitate compliance with applicable Environmental Laws and good manufacturing practices within the global supply chain. Historically, the costs of environmental compliance have not had a material adverse effect on our business. We believe that our operations are in substantial compliance with all applicable Environmental Laws. Due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot predict with certainty that future material capital or operating expenditures will not be required in order to comply with applicable Environmental Laws.
Social Matters
We maintain a Code of Conduct, Supplier Code of Conduct and Human Rights Policy, which establish the foundation of our Corporate Social Responsibility (“CSR”) Program that was established in 2007. In 2019, we updated our CSR audit policy and procedure, benchmarking against the United Nations Universal Declaration of Human Rights and International Labor Organization Guidelines. We take actions as necessary to ensure supplier compliance, and actively work with suppliers to improve performance through training, internal and third-party audits and corrective action plan validation. We employ a team to conduct and oversee corporate social responsibility audits globally and have not identified any material compliance issues with our suppliers to date. In addition to the CSR Program, we participate in environmental, social and product compliance working groups through the American Apparel and Footwear Association and are a signatory to the Responsible Recruiting Commitment and Cambodia (Worker’s Rights) Brand Letter. In addition, Jack Wolfskin is engaged in the Fair Wear Foundation, which promotes social responsibility and transparency in the supply chain.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Biographical information concerning our executive officers is set forth below.

Name	Age	Position(s) Held
Oliver G. Brewer III	60	President and Chief Executive Officer, Director
Brian P. Lynch	62	Executive Vice President, Chief Financial Officer
Glenn Hickey	62	Executive Vice President and President, Callaway Golf
Mark F. Leposky	59	Executive Vice President and Chief Supply Chain Officer
Rebecca Fine	61	Executive Vice President and Chief People Officer
Arthur F. Starrs	47	Chief Executive Officer, Topgolf International
Oliver G. Brewer III is a Director, and the President and Chief Executive Officer of the Company and has served in such capacity since March 2012. Mr. Brewer served as a Director of Topgolf from 2012 until our merger with Topgolf in 2021, and Mr. Brewer also served on the National Golf Foundation’s Board from 2014 to 2019. Before joining Topgolf Callaway Brands, Mr. Brewer served as the President and Chief Executive Officer of Adams Golf, Inc. beginning in January 2002. He was President and Chief Operating Officer of Adams Golf from August 2000 to January 2002 and Senior Vice President of Sales and Marketing of Adams Golf from September 1998 to August 2000. Mr. Brewer also served on the Board of Directors of Adams Golf from 2000 until his resignation effective February 2012. He currently serves on the Board of Directors of The First Tee of San Diego/Pro Kids as well as the Executive Committee of The Legacy charity. Mr. Brewer has an M.B.A. from Harvard University and a B.S. in Economics from the College of William and Mary.

Brian P. Lynch is the Executive Vice President, Chief Financial Officer, and Chief Legal Officer of the Company and has served in such capacity, as well as the Senior Vice President, Chief Financial Officer and Chief Legal Officer, since July 2017. He served as the Company’s Senior Vice President, General Counsel and Corporate Secretary commencing in June 2012 before being appointed the additional role of Interim Chief Financial Officer in April 2017 and Chief Financial Officer in July 2017. Mr. Lynch is responsible for the Company’s finance, accounting, law, information technology, corporate audit, and compliance functions. Mr. Lynch serves on the Board of Directors of the Callaway Golf Foundation. Mr. Lynch also formerly served as the Company’s Chief Ethics Officer from 2012 to 2018. Mr. Lynch first joined Topgolf Callaway Brands in December 1999 as Senior Corporate Counsel and thereafter served in various other capacities, including Associate General Counsel and Corporate Secretary. Mr. Lynch received a J.D. from the University of Pittsburgh and a B.A. in Economics from Franklin and Marshall College.
Glenn Hickey is Executive Vice President, Topgolf Callaway Brands and has served in such capacity since January 2019. In addition, Mr. Hickey was named President, Callaway Golf in March 2023 and leads global sales and marketing for Callaway golf clubs and balls, branded apparel and performance gear. Mr. Hickey joined Topgolf Callaway Brands in 1991 and was a top-producing Inside Sales Representative for seven years prior to being promoted to Inside Sales - National Account Manager in March 1997, Regional Sales Manager - East United States in November 2002, Director of Special Markets in June 2006, Vice President, Special Markets and Mass Merchants in August 2008, Senior Vice President, Americas Sales in July 2012, and Executive Vice President, Callaway Golf in January 2019. Prior to joining Topgolf Callaway Brands, Mr. Hickey was a bond trader for four years in the Los Angeles and New York offices of First Interstate Bank through its transition to Wedbush Securities. He completed a Financial Analysis for Non-Financial Managers certification from the University of Chicago, Graduate School of Business. He currently serves as a board member for the San Diego Junior Golf Association. Mr. Hickey received a B.S. in Business Administration from San Diego State University.
Mark F. Leposky is Executive Vice President and Chief Supply Chain Officer, Topgolf Callaway Brands. Mr. Leposky previously served as Executive Vice President of Global Operations from January 2019 until his appointment to Chief Supply Chain Officer in March 2023. Prior to January 2019, he served as Senior Vice President, Global Operations since April 2012. Mr. Leposky is responsible for all areas of our global supply chain inclusive of product development, engineering, manufacturing, supply chain planning, program management, purchasing, and transportation and logistics, as well as leadership of the OGIO brand. Prior to joining Topgolf Callaway Brands, Mr. Leposky served from 2005 until 2011 as co-founder, President and Chief Executive Officer of Gathering Storm Holding Company, LLC/ TMAX Gear LLC (collectively, “TMAX”), which, as exclusive licensee, designed, developed, manufactured, and distributed accessory products for TaylorMade-Adidas Golf. Prior to that, Mr. Leposky served as the Chief Supply Chain Officer for Fisher Scientific International, Chief Operations Officer for TaylorMade-Adidas Golf, and in senior management roles with The Coca-Cola Company and the United Parcel Service Company. Mr. Leposky began his career serving as a United States Army and Army National Guard Infantry Officer (Rank Major). Mr. Leposky received an M.B.A. from the Keller Graduate School of Management and a B.S. in Industrial Technology from Southern Illinois University.
Rebecca Fine joined the Company as our Executive Vice President and Chief People Officer following the merger with Topgolf in March 2021, after having served as Chief People Officer for Topgolf from March 2019 to March 2021. Ms. Fine has more than 30 years of human resources and operations experience in the food and beverage industry, and is responsible for the Company’s global human resources, including human capital strategy and systems, talent acquisition and retention, learning and development, total rewards, and compliance. Prior to joining Topgolf, Ms. Fine worked as Chief Operating Officer of Millstone Capital Advisors DBA LC Restaurants from August 2016 to March 2019, as Chief Operating Officer of Honolulu Coffee Company from December 2012 to March 2019 and as Chief People Officer of Panera Bread from August 2004 to January 2012. Ms. Fine has been a member of the Board of Directors for Native Foods and Lion’s Choice since April 2018, and for the Texas Diversity Council and the National Women’s Council since August 2020. Also, Ms. Fine previously served as Chairwoman of Winning Women until March 2019. Ms. Fine attended Lindenwood University for Business and Human Resources Management and the University of Missouri, St. Louis for Industrial Psychology.

Arthur F. Starrs, III is the Chief Executive Officer of Topgolf and has served in such capacity since April 2021. Mr. Starrs is responsible for Topgolf’s global businesses, which include domestic and international Topgolf venues and other businesses including Toptracer, Swing Suite and Topgolf Media. Prior to Topgolf, Mr. Starrs was the Global CEO of Pizza Hut, a division of Yum! Brands from July 2019 until April 2021. He was President of Pizza Hut U.S. from April 2016 to July 2019, and General Manager of Pizza Hut U.S. from October 2015 to April 2016. Prior to that, he served as Chief Financial Officer of Pizza Hut U.S. from January 2014 to October 2015 and Vice President, Finance from August 2013 to December 2013. Mr. Starrs was previously Executive Vice President and Chief Financial Officer of Rave Cinemas from March 2005 to July 2013 and began his career as a Financial Analyst and Associate at Dresdner Kleinwort Wasserstein (originally Wasserstein Perella & Co.) from September 1998 to January 2005. He serves on the Board of Directors of Dine Brands Global and the First Tee of Greater Dallas and previously served on the Board of Directors for Grubhub, Inc. Mr. Starrs received an A.B. in Economics from Princeton University.
Information with respect to our employment agreements with the Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers will be contained in our definitive Proxy Statement in connection with the 2024 Annual Meeting of Shareholders. In addition, copies of the employment agreements for all the executive officers are included as exhibits to this report.
ACCESS TO THE SEC FILLINGS THROUGH COMPANY WEBSITE
Interested readers can access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) through the Investor Relations section of our website at www.topgolfcallawaybrands.com. These reports can be accessed free of charge from our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to the Commission. In addition, our Corporate Governance Guidelines, Code of Conduct and the written charters of the committees of the Board of Directors are available in the Corporate Governance portion of the Investor Relations section of our website and are available in print to any shareholder who requests a copy. We also use our Investor Relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The information contained on our website shall not be deemed to be incorporated into this report.
Item 1A. Risk Factors
Certain Factors Affecting Topgolf Callaway Brands
Our business, operations and financial condition are subject to various risks and uncertainties. We urge you to carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including those risks set forth under the heading entitled “Important Notice to Investors Regarding Forward-Looking Statements,” and in other documents that we file with the Commission, before making any investment decision with respect to our securities. If any of the risks or uncertainties actually occur or develop, our business, financial condition, results of operations and future growth prospects could be adversely affected. Under these circumstances, the trading prices of our securities could decline, and you could lose all or part of your investment in our securities.

Risks Related to our Industry and Business

Unfavorable economic conditions, including as a result of inflation or otherwise, could have a negative impact on consumer discretionary spending and therefore negatively impact our results of operations, financial condition and cash flows.
Our golf-related products and entertainment offerings are recreational in nature and are therefore discretionary purchases for consumers. In addition, our Topgolf venues business is dependent upon consumer and corporate discretionary spending on leisure and entertainment-based offerings. Consumers are generally more willing to make discretionary purchases of golf products and to spend on leisure and out-of-home entertainment during favorable economic conditions and when consumers are feeling confident and prosperous. Our soft goods and apparel products are similarly dependent on consumer discretionary spending and retail traffic patterns. In particular, our outdoor apparel, gear and accessories brands are premium in nature and, therefore, the purchasing patterns of consumers can vary year to year. Our Topgolf venues business offers a leading technology-enabled golf entertainment option for consumers, with an innovative platform that comprises our state-of-the-art open-air golf and entertainment venues. The demand for these entertainment and recreational activities is highly sensitive to downturns in the economy and the corresponding impact on discretionary consumer spending. Any actual or perceived deterioration or weakness in general, regional or local economic conditions, unemployment levels, the job or housing markets, consumer debt levels or consumer confidence, as well as other adverse economic or market conditions due to inflation or otherwise may lead to customers having less discretionary income to spend on entertainment and recreational activities, and may result in significant fluctuations and spending patterns year to year. Discretionary spending is also affected by many other factors, including general business conditions, interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. Purchases of our products and entertainment offerings could decline during periods when disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. A significant or prolonged decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect consumer discretionary spending, whether in the United States or in our international markets, could result in reduced sales of our products and reduce demand and spending on our entertainment offerings, including Topgolf, which in turn would have a negative impact on our results of operations, financial condition and cash flows.
A reduction in the number of rounds of golf played or in the number of golf participants could adversely affect our sales.
We are a technology-enabled modern golf company delivering leading golf equipment, apparel and entertainment, with a portfolio of global brands including Callaway Golf, Topgolf, Odyssey, OGIO, TravisMathew and BigShots Golf. We generate a substantial portion of our revenues from the sale of golf-related products, including golf clubs, golf balls and golf accessories.
In addition, we generate substantial revenues from the sale of golf-related soft goods, including apparel, gear and other accessories. The demand for golf-related products in general, and golf balls in particular, as well as the demand for golf-related soft goods, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. Golf participation is impacted by, among other things, the demographics (including age of golfers), dedication levels, weather and economic conditions. If golf participation decreases or the number of rounds of golf played decreases, sales of our products may be adversely affected. In the future, the overall dollar volume of the market for golf-related products may not grow or may decline. Further, we generate substantial revenue from our Topgolf business. The demand for golf and overall popularity of the sport, including through increased off-course golf participation, is tangentially related to overall guest traffic and spending at each of the Topgolf venues, and therefore, if demand for golf or the overall popularity of the sport decreases, Topgolf sales could be adversely affected.
In addition, the demand for golf products, golf entertainment and other soft goods and apparel is directly related to the popularity of magazines, cable channels and other media dedicated to golf, television coverage of golf tournaments and attendance at golf events. We depend on the exposure of our products through advertising and the media or at golf tournaments and events. Any significant reduction in television coverage of, or attendance at, golf tournaments and events or any significant reduction in the popularity of golf magazines or golf television channels, could reduce the visibility of our brand and could adversely affect our sales.

We may have limited opportunities for future growth in sales of golf clubs and golf balls.
In order for us to significantly grow our sales of golf clubs or golf balls, we must either increase our share of the market for golf clubs or golf balls, develop markets in geographic regions historically underrepresented by our products, or the overall market for golf clubs or golf balls must grow. We already have a significant share of worldwide sales of golf clubs and golf balls and the golf industry is very competitive. As such, gaining incremental market share quickly or at all is difficult. Therefore, opportunities for additional market share may be limited given the challenging competitive nature of the golf industry, and the overall dollar volume of worldwide sales of golf clubs or golf balls may not grow or may decline.
We may face increased labor costs or labor shortages, in particular with respect to our Topgolf venues business and our franchisees and licensees, that could slow growth and adversely affect our business, results of operations and financial condition.
Labor is a significant component in the cost of operating our business generally, and a primary component in operating our Topgolf venues business and in our relationships with our Topgolf franchisees and licensees. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, the impact of pandemics, increases in the federally-mandated or state-mandated minimum wage, changes in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our operating expenses could increase and our growth could be adversely affected.
In particular, Topgolf has a substantial number of Playmakers who are paid wage rates at or based on the applicable federal or state minimum wage, and increases in the applicable minimum wage will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal or state level. As federal, state or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage Playmakers or other employees, but also the wages paid to other hourly employees. It may not be possible to increase prices in order to pass future increased labor costs on to customers, in which case our margins would be negatively affected. With respect to our Topgolf business, reduced margins could make it more difficult to attract new franchisees and licensees and to retain existing franchisee and licensee relationships. If we are able to increase prices to cover increased labor costs, the higher prices could result in lower participation and therefore lower revenues, which may also reduce margins, as well as the fees received from our franchisees and licensees.
Furthermore, the successful operation of our business depends upon our ability to attract, motivate and retain a sufficient number of qualified executives, managers and skilled employees. From time to time, there may be a shortage of skilled labor in certain of the communities in which we operate, including where our Topgolf venues are located. Shortages of skilled labor may make it increasingly difficult and expensive to attract, train and retain the services of a satisfactory number of qualified employees, which, with respect to Topgolf, could delay the planned openings of new Company-operated and franchised venues and adversely impact the operations and profitability of existing venues. Furthermore, competition for qualified employees, particularly in markets where such shortages exist, could require us to pay higher wages, which could result in higher labor costs. In particular, we experience intense competition to attract and retain skilled game developers and content creators, and failure to do so may delay the implementation of our business strategy and growth plans. Companies in our industry have also historically experienced relatively high turnover rates, which may also result in higher labor costs. Accordingly, if we are unable to recruit and retain sufficiently qualified individuals, our business, results of operations, financial condition and growth prospects could be materially and adversely affected.
Some, but not all, of our employees are currently covered under collective bargaining agreements. In the future, additional employees, including Playmakers, may elect to be represented by labor unions. If a significant number of additional employees were to become unionized and collective bargaining agreement terms were significantly different from current compensation arrangements, it could adversely affect our business, financial condition or results of operations. In addition, a labor dispute involving some or all employees may harm our reputation, disrupt operations and reduce revenue, and resolution of disputes may increase costs. Further, if we or our franchisees enter into a new market with unionized construction companies, or the construction companies in our or our franchisees’ current markets become unionized, construction and build-out costs for new venues in such markets could materially increase.

In addition, immigration reform continues to attract significant attention in the public arena and the U.S. Congress. If new immigration legislation is enacted, such laws may contain provisions that could increase our and our U.S. franchisees’ and licensees’ costs in recruiting, training and retaining employees. Also, although our hiring practices comply with the requirements of federal law in reviewing employees’ citizenship or authority to work in the United States, we do not monitor or control the hiring practices of our Topgolf franchisees and licensees, and increased enforcement efforts with respect to existing immigration laws by governmental authorities may disrupt a portion of our workforce or the operations at our venues, or the workforce or operations of licensees, thereby negatively impacting our business.
A severe or prolonged economic downturn could adversely affect our customers’ financial condition, their levels of business activity and their ability to pay trade obligations.
We primarily sell our golf and apparel products to retailers and to foreign distributors. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from these customers. However, a severe or prolonged downturn in the general economy could adversely affect the retail market which in turn, would negatively impact the liquidity and cash flows of customers, including the ability of such customers to obtain credit to finance purchases of our products and to pay their trade obligations. A failure by our customers to pay on a timely basis a significant portion of outstanding account receivable balances would adversely impact our results of operations, financial condition and cash flows.
We face intense competition in each of our markets and operating segments, and if we are unable to compete effectively, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

Topgolf. The Topgolf business operates primarily in the consumer entertainment industry, which remains highly competitive. Consumers today have a wide variety of options when deciding how to spend their leisure time and discretionary entertainment dollars. Topgolf’s venues compete for consumers’ time and discretionary entertainment dollars against a broad range of other out-of-home entertainment options, as well as increasingly sophisticated forms of home-based entertainment. Other out-of-home entertainment options against which we compete include other dining and entertainment venues, sports activity centers, traditional driving ranges and other establishments offering simulated golf or multi-sport experiences (including Toptracer Range and Swing Suite licensees), arcades and entertainment centers, movie theaters, sporting events, bowling alleys, nightclubs, casinos, bars and restaurants. In many cases, these businesses, or the entities operating them, are larger than us and have significantly greater financial resources and name recognition, longer operating histories, and concepts with which consumers may be more familiar, and are better established in the markets where venues are located or are planned to be located. As a result, these competitors may be able to invest greater resources or implement more aggressive strategies to attract consumers, including with respect to pricing, and, accordingly, may succeed in attracting those who would otherwise come to Topgolf’s venues, causing us to lose market share or sales, or forcing us to reduce our prices to meet the competition. Home-based entertainment options against which Topgolf’s venues compete include internet and video gaming, as well as movies, television and other on-demand content from streaming services. Further, in some cases consumer demand has shifted towards home-based entertainment options and away from out-of-home entertainment, including Topgolf’s products and services, including as a result of the impact of the COVID-19 pandemic, which may result in greater competition from home-based entertainment options in the future. The failure of our Topgolf venues to compete favorably against these other out-of-home and home-based entertainment options could have a material adverse effect on our business, results of operations and financial condition.
We also face intense competition across our other Topgolf business lines. In particular, the International and Toptracer business lines compete against other companies to attract and retain qualified franchisees and licensees. WGT and the content we produce through Topgolf Studios also competes for consumer attention and leisure time against the other home-based entertainment alternatives described above, particularly content focused on sports, including golf. From a commercial perspective, we also compete against other businesses seeking corporate sponsorships and other commercial partners, such as sports teams, entertainment events and television and digital media outlets, and competes against television and digital content providers seeking advertiser or sponsorship income. Our Topgolf growth strategy and prospects will be materially impaired if we are unable to compete successfully in these aspects of our business.
Golf Equipment. The golf equipment business, which is comprised of golf club and golf ball products, is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names. The golf ball business, in particular, includes one competitor with an estimated U.S. market share of over 50%.

With respect to golf club sales, new product introductions, price reductions, consignment sales, extended payment terms, “closeouts,” including closeouts of products that were recently commercially successful, and significant tour and advertising spending by competitors continue to generate intense market competition. Furthermore, downward pressure on pricing in the market for new golf clubs could have a significant adverse effect on our pre-owned golf club business as the gap narrows between the cost of a new club and a pre-owned club. Successful marketing activities, discounted pricing, consignment sales, extended payment terms or new product introductions by competitors could negatively impact our future sales.
With respect to golf ball sales, our competitors continue to incur significant costs in the areas of advertising, tour and other promotional support. We believe that to be competitive, we also need to continue to incur significant expenses in tour, advertising and promotional support. In addition, we have invested, and may continue to invest in the future, significant capital into upgrades to our manufacturing and assembly facilities, including our golf ball manufacturing facility in Chicopee, Massachusetts, to remain on the forefront of technological and competitive innovation. Unless there is a change in competitive conditions, these competitive pressures and increased costs will continue to adversely affect the profitability of our golf equipment business.
Active Lifestyle. Our Active Lifestyle segment includes the TravisMathew golf and lifestyle apparel and accessories business, the Jack Wolfskin outdoor apparel, gear and accessories business, the Callaway soft goods business and the OGIO business, which consists of golf apparel and accessories (including golf bags and gloves), storage gear for sport and personal use, and royalties from licensing of our trademarks and service marks for various soft goods products. We face significant competition in every region with respect to each of these product categories. In most cases, we are not the market leader with respect to our apparel, gear and accessory markets, and many of our competitors have significant competitive advantages, including longer operating histories, larger customer bases, greater brand recognition and greater financial resources. Our competitors may be willing to discount prices and accept lower profit margins to compete with us and, as a result, we may lose market share and sales, or be forced to reduce our prices to meet competition.
If we are unable to grow or maintain our competitive position in any of our business areas, it could materially adversely affect our business, financial condition and results of operations.
Our expanding apparel business, and operation of related retail locations, is subject to various risks and uncertainties, and our growth and strategic plans may not be fully realized.
We have been expanding our focus over the last several years to include soft goods and apparel, in addition to our core golf business, primarily through our acquisitions of the OGIO, TravisMathew and Jack Wolfskin brands. Jack Wolfskin is an international, premium outdoor apparel, footwear and equipment brand, and our Jack Wolfskin business designs products targeted at the active outdoor and urban outdoor customer categories. The scale and global scope of Jack Wolfskin involves various risks and uncertainties described throughout this Annual Report on Form 10-K, including in this “Risk Factors” section, as well as the following:
•maintaining our market share in our key markets such as Germany, Austria, Switzerland and China in the face of increasing competition and new competitors;
•difficulties in developing the Jack Wolfskin brand in North America and other regions;
•significant competition from existing premium outdoor apparel companies in target markets;
•continually changing consumer preferences; and
•difficulties in managing or realizing sustainable profitability from Jack Wolfskin’s large network of global wholesale retail partners, consisting of hundreds of third party owned retail locations.

Additionally, as a result of our TravisMathew, Jack Wolfskin, and golf apparel retail businesses in Japan and Korea, we now maintain over 234 retail locations around the world. Our retail operations are subject to various factors that pose risks and uncertainties and which could adversely impact our financial condition and operating results. Such factors include, but are not limited to, macro-economic factors that could have an adverse effect on retail activity generally; our ability to successfully manage retail operations and a disparate retail workforce across various jurisdictions; our ability to successfully open and maintain new retail stores in new markets; governmental restrictions or public safety measures put in place as a result of the COVID-19 pandemic or other pandemics, resulting in such retail stores operating in a more limited capacity and with fewer in-person customers; to manage costs associated with retail store operations and fluctuations in the value of retail inventory; to manage relationships with existing retail partners; and to obtain and renew leases in quality retail locations at a reasonable cost and on reasonable and customary terms.
If we fail to realize the expected benefits from our expansion into soft goods and apparel or are unsuccessful in our operation of our retail locations, our growth and strategic plans may not be fully realized, and our business, financial condition and results of operations could be adversely affected.
Our Topgolf growth strategy depends in part on our and our franchisees’ ability to open new venues in existing and new markets.
A key element of our Topgolf growth strategy is to open additional venues in locations that we believe will provide attractive unit economics and returns on investment. We plan to open additional new Topgolf venues across flexible venue formats in the years to come. In November 2023, we also purchased certain assets from affiliates of Invited, Inc. related to its BigShots Golf business. The acquisition included four BigShots-branded domestic venues, as well as certain other development rights for other potential venues, among other assets. In addition, we have signed development agreements with various partners to open additional franchised Topgolf venues in countries across the world.
Our and our franchisees’ ability to open new venues on a timely and cost-effective basis, or at all, is dependent on a number of factors, many of which are beyond our control, including our and our franchisees’ ability to:
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
In addition, we have relied, and expect to continue to rely, primarily on the services of a single design/build contractor for the construction of Topgolf venues. For venues in certain locations, our reliance on this contractor may result in additional costs or delay. Though we believe we would be able to find one or more replacements if we were to lose our relationship with this contractor or if their services otherwise became unavailable, there can be no guarantee that we would be able to do so without incurring additional costs and delay, or that the terms of arrangements with any such replacement would not be less favorable to us.

There can be no guarantee that a sufficient number of suitable Topgolf venue sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan, or that we will be successful in addressing the other risks inherent in our business that will allow us to open new Topgolf venues in a timely and cost-effective manner or at all. If we are unable to open new Topgolf venues, or if venue openings are significantly delayed or face other obstacles, our revenues could be adversely affected and our business negatively impacted. New Topgolf venues, once opened, may not be profitable or may close, which would adversely affect our Topgolf business as well as our financial condition and results of operations and ability to execute our growth strategy.
Even if we and our franchisees succeed in opening new Topgolf venues on a timely and cost-effective basis, there can be no guarantee that the profitability of these venues will be in line with that of existing venues or the performance targets we have set. New venues may even operate at a loss or close after a short operating period, which could have a significant adverse effect on our overall operating results. Historically, new venues often experience an initial start-up period with considerable sales volumes, which subsequently decrease to stabilized levels after their first year of operation, followed by increases in same venue sales in line with the rest of our comparable venue base, although there can be no assurance that the same venue sales of any new venues opened in the future will increase in line with the rest of our comparable venue base or that a new venue will succeed in the long term. Our and our franchisees’ ability to operate new venues profitably may be affected by a number of factors, many of which are beyond our control, including:
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
•the impact of infectious diseases, health epidemics and pandemics on factors impacting our business, including but not limited to changes in consumer preferences and discretionary spending, the ability and cost of suppliers to deliver required products and health and public safety regulations; and
•other unanticipated increases in costs, any of which may impair profitability at a specific venue or more broadly.
Furthermore, as part of our longer-term growth strategy, we may open Topgolf venues in geographic markets in which we have little or no operating experience. These and other markets that we enter may have different competitive conditions, consumer tastes and discretionary spending patterns than existing markets, which may cause new venues to be less successful or profitable than venues in existing markets. The challenges of opening venues in new markets include, among other things: difficulties in hiring experienced personnel, lack of familiarity with local real estate markets and demographics, lack of familiarity with local legal and regulatory requirements, different competitive and economic conditions, and consumer tastes and discretionary spending patterns that may be more difficult to predict or satisfy than in existing markets. In addition, our marketing and advertising programs may not be successful in generating brand awareness in all local markets, and lack of market awareness of the Topgolf brand may pose additional risks. Venues opened in new markets may open at lower average weekly revenues than venues opened in existing markets, and may have higher venue-level operating expense ratios than venues in existing markets. Sales at venues opened in new markets may also take longer to reach expected revenue levels, if they are able to do so at all, thereby adversely affecting overall profitability. Any failure to recognize or respond effectively to these challenges may adversely affect the success of any new venues and impair our ability to grow our Topgolf business.

If we are unable to successfully manage the frequent introduction of new products in our golf equipment business that satisfy changing consumer preferences, it could significantly and adversely impact our financial performance and prospects for future growth.
Our main golf equipment products, like those of our competitors, generally have life cycles of two-to-three years, with sales occurring at a much higher rate in the first year than in the second and third years. Factors driving these short product life cycles include the rapid introduction of competitive products and consumer demands for the latest technology. In this marketplace, a substantial portion of our annual revenues is generated each year by products that are in their first year of their product life cycle.
These marketplace conditions raise a number of issues that we must successfully manage. For example, we must properly anticipate consumer preferences and design products that meet those preferences while also complying with significant restrictions imposed on golf equipment by the Rules of Golf (see further discussion of the Rules of Golf below) or our new products will not achieve sufficient market success to compensate for the usual decline in sales experienced by products already in the market. Second, our research and development and supply chain groups face constant pressures to design, develop, source and supply new products that perform better than their predecessors, many of which incorporate new or otherwise untested technology, suppliers or inputs. Third, for new products to generate equivalent or greater revenues than their predecessors, they must either maintain the same or higher sales levels with the same or higher pricing, or exceed the performance of their predecessors in one or both of those areas. Fourth, the relatively short window of opportunity for launching and selling new products requires great precision in forecasting demand and assuring that supplies are ready and delivered during the critical selling periods. Finally, the rapid changeover in products creates a need to monitor and manage the closeout of older products both at retail and in our own inventory. Should we not successfully manage the frequent introduction of new products that satisfy consumer demand, our results of operations, financial condition and cash flows could be significantly adversely affected.
Our active lifestyle and Topgolf venues businesses face risks associated with changed consumer tastes and preferences and fashion trends.
Our expanding active lifestyle business and our Topgolf venues business are subject to pressures from changing consumer tastes and preferences on a global level and, as a result, we are dependent on our ability to timely introduce products and services that anticipate and/or satisfy such preferences.
With respect to Topgolf, consumer and corporate discretionary spending on entertainment and leisure is affected by consumer tastes and preferences, which are subject to change, and there can be no guarantee that golf-oriented entertainment will continue to appeal to consumers. Any decline in guest traffic, guest spending, or both, in our Topgolf venues, whether resulting from unfavorable economic conditions or changes in consumer preferences, will reduce revenue in our Topgolf venues business, impair the value of the Topgolf brand and impact our ability to attract new franchisees, licensees and commercial partners and generate sponsorship revenue, all of which could have a material adverse effect on our business, results of operations, financial condition and growth prospects.
With respect to our active lifestyle business, changes in consumer preferences, consumer purchasing behavior, consumer interest in recreational or other outdoor activities, and fashion trends could have a significant effect on our sales. Our success depends on our ability to identify and originate product trends as well as to anticipate, gauge and react to changing consumer demands and buying patterns in a timely manner. However, significant lead times for many of our products, including OGIO, TravisMathew and Jack Wolfskin-branded products, may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of lifestyle products or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. In addition, decisions about product designs often are made far in advance of consumer acceptance. If we or our customers fail to anticipate and respond to consumer preferences or fail to respond in a timely manner or if we or our customers are unable to effectively navigate a transforming retail marketplace, we could suffer reputational damage to our products and brands and may experience lower sales, excess inventories and lower profit margins in current and future periods, any of which could materially adversely affect our business, financial condition and results of operations.

Our golf equipment business and our active lifestyle business each have a concentrated customer base. The loss of one or more of our top customers could have a significant effect on our sales.
On a consolidated basis, no single customer accounted for more than 10% of our consolidated revenues in 2023, 2022, or 2021. Our top five customers accounted for approximately 12% of our consolidated revenues in both 2023 and 2022, and 13% in 2021.
Our top five customers specific to each operating segment represented the following as a percentage of each segment’s total net revenues:
•Golf Equipment top five customers accounted for approximately 25%, 26% and 24% of total consolidated Golf Equipment sales in 2023, 2022, and 2021, respectively; and
•Active Lifestyle top five customers accounted for approximately 19% of total consolidated Active Lifestyle sales in 2023, and 17% in each of 2022 and 2021.
Consolidation of retailers or concentration of retail market share among a few retailers may increase and concentrate our credit risk, putting pressure on our margins and our ability to sell products relating to our golf equipment and active lifestyle business segments.
The off‑course golf equipment and active lifestyle retail markets in some countries, including the United States, are dominated by a few large retailers. Certain of these retailers have in the past increased their market share and may continue to do so in the future by expanding through acquisitions and construction of additional stores. Industry consolidation has occurred in recent years, and additional consolidation is possible. These situations may result in a concentration of our credit risk with respect to our sales to such retailers, and, if any of these retailers were to experience a shortage of liquidity or other financial difficulties, or file for bankruptcy, it would increase the risk that their outstanding payables to us may not be paid. This consolidation may also result in larger retailers gaining increased leverage, which may impact our margins. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces their purchases of our products, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales. Any reduction in sales by our retailers could materially adversely affect our business, financial condition and results of operations.
Changes in equipment standards under applicable Rules of Golf, including new rules intended to reduce distances through limitations on golf ball specifications, could adversely affect our business.
We seek to have our new golf club and golf ball products satisfy the standards published by the USGA and The R&A in the Rules of Golf because these standards are generally followed by golfers, both professional and amateur, within their respective jurisdictions. The USGA publishes rules that are generally followed in the United States, Canada and Mexico, and The R&A publishes rules that are generally followed in most other countries throughout the world. However, the Rules of Golf as published by The R&A and the USGA are virtually the same and are intended to be so pursuant to a Joint Statement of Principles issued in 2001.
In the future, existing USGA and/or R&A standards may be altered in ways that adversely affect the sales of our current or future products. If a change in rules were adopted and caused one or more of our current or future products to be nonconforming, our sales of such products would be adversely affected. For example, in December 2023, the USGA and The R&A adopted a rule change intended to reduce distances for all golfers through certain changes to golf ball specifications by revising golf ball testing conditions used to prove golf ball conformance with the applicable rules. The rule changes are to be effective in January 2028 for professional golfers and January 2030 for recreational golfers. This revision to golf ball testing is expected to result in reduced distances for all golfers, which may increase the difficulty of the game, and thereby reduce the enjoyment of golf participants. If, as a result, golf becomes less popular, the number of golf participants and the number of rounds of golf being played may decrease, and sales of our products may be adversely impacted. In addition, we will be required to develop new golf ball products to comply with the new testing conditions. If our new golf ball designs do not achieve market success at least equal to our current golf ball products, our golf ball sales may be adversely affected. Any reduction in our golf ball sales or in golf participation as a result of the golf ball rollback or otherwise may have a material adverse effect on our results of operations, financial condition and cash flows.

Our sales and business could be materially and adversely affected if professional athletes, celebrities and other endorsers do not endorse or use our products, or if the professional athletes, celebrities and other endorsers using our products receive less or negative publicity.
We establish relationships with professional athletes, celebrities and other endorsers in order to evaluate and promote Callaway Golf, Odyssey, OGIO and TravisMathew branded products and our Topgolf business. We have entered into endorsement arrangements with members of various professional tours, including the Champions Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour and the Korn Ferry Tour, and other celebrities. While most endorsers fulfill their contractual obligations, some have been known to stop using a sponsor’s products despite contractual commitments. If certain of our endorsers were to stop using our products contrary to their endorsement agreements, or if any such endorser is or becomes the subject of negative publicity, our business could be adversely affected in a material way by the negative publicity or lack of endorsement.
We believe that professional usage of our golf clubs and golf balls contributes to retail sales. We therefore spend a significant amount of money to secure professional usage of our products. Many other companies, however, also aggressively seek the patronage of these professionals and offer many inducements, including significant cash incentives and specially designed products. There is a great deal of competition to secure the representation of tour professionals. As a result, it is expensive to attract and retain such tour professionals. The inducements offered by other companies could result in a decrease in usage of our products by professional golfers or limit our ability to attract other tour professionals.
In July 2022, LIV Golf, a competitor to the PGA Tour, launched its inaugural season. Some professional golfers who endorse, and have in the past endorsed, our products elected to compete on the LIV Golf tour. The PGA Tour has prohibited athletes who compete in LIV Golf events from further participation in PGA Tour events. To date, LIV Golf tournament broadcasts have generated substantially lower television viewership than broadcasts of PGA Tour events. Additionally, golfers participating in LIV Golf events are generally required to wear LIV team apparel, rather than apparel bearing our logos. As a result, our products have received substantially less publicity when a golfer who formerly endorsed our products elects to compete in LIV Golf events rather than PGA Tour events. In the future, additional endorsers of our products may elect to compete in LIV Golf rather than the PGA Tour, and there can be no assurance that LIV Golf television viewership will increase. Further, with the professional men’s golf landscape divided between the PGA Tour and LIV Golf, fewer events now showcase all top male professional golfers, which may cause a decrease in professional men’s golf television viewership. A substantial reduction in viewership of professional men’s golf tournaments could result in a reduction of visibility for our products and brands.
A decline in the level of professional usage of our products or the amount of publicity received by our professional endorsers, or a significant increase in the cost to attract or retain endorsers, could have a material adverse effect on our sales and business.
Our business depends on strong brands and related reputations, and if we are not able to maintain and enhance our brands or preserve our strong reputation, including as a result of actions taken by Topgolf franchisees and licensees, our sales may be adversely affected.
Our brands have worldwide recognition, and our success depends in large part on our ability to maintain and enhance our brand image and reputation. Maintaining, promoting and enhancing our brands may require us to make substantial investments in areas such as product innovation, product quality, intellectual property protection, marketing and employee training, and these investments may not have the desired impact on our brand image and reputation. Our business could be adversely impacted if we fail to achieve any of these objectives or if the reputation or image of any of our brands are tarnished or receives negative publicity. In particular, our ability to generate customer loyalty and attract and retain additional Topgolf franchisees, licensees and commercial partners depends, to a large extent, on the strength of our brand and reputation. Any incident that erodes our public image or brand integrity, including as a result of actions by Topgolf franchisees and licensees, could significantly impair the value of our brand and our ability to generate revenue.

In addition, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine consumer confidence in us and reduce long‑term demand for our products and services, even if the regulatory or legal action is unfounded or not material to our operations. Also, as we seek to grow our presence in existing, and expand into new, geographic or product markets, consumers in these markets may not accept our brand image and may not be willing to pay a premium to purchase our products and services as compared to other brands. We anticipate that as we continue to grow our presence in existing markets and expand into new markets, further developing our brands may become increasingly difficult and expensive. If we are unable to maintain or further develop the image of our brands, it could materially adversely affect our business, financial condition and results of operations.
In addition, there has been a marked increase in the use of social media platforms and other forms of internet-based communications that provide individuals and businesses with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate, as is the potential impact to affected individuals and businesses. Many social media platforms immediately publish the content posted by their subscribers and participants, often without filters or checks on the accuracy of the content posted. Accordingly, the use of social media vehicles by us and our customers, Playmakers, franchisees, licensees or other third parties, such as professional athletes, celebrities and other social influencers, could increase costs, lead to litigation or result in negative publicity that could damage our brand or reputation and have a material adverse effect on our business, financial condition and results of operations.
International political instability and terrorist activities may decrease demand for our products and services and disrupt our business.
Terrorist activities and armed conflicts, including the continuation of the conflicts between Russia and the Ukraine and Israel and Hamas and the ongoing attacks by Houthi groups near the Suez canal, could have an adverse effect on the United States or worldwide economy and could cause decreased demand for our products and services as consumers’ attention and interests are diverted from golf and become focused on issues relating to these events. If such events disrupt domestic or international air, ground or sea shipments, or the operation of our manufacturing facilities, our ability to obtain the materials and components necessary to manufacture our products and to deliver customer orders would be harmed, which would have a significant adverse effect on our results of operations, financial condition and cash flows. Such events can also negatively impact tourism, which could adversely affect our sales to retailers at resorts and other vacation destinations. In addition, the occurrence of political instability, terrorist activities, or both generally restricts travel to and from the affected areas, making it more difficult in general to manage our international operations. In particular, the conflicts between Russia and Ukraine and Israel and Hamas and the ongoing attacks by Houthi groups near the Suez canal have and may continue to adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects our business.
Our business could be harmed by the occurrence of natural disasters, pandemics (including the COVID-19 pandemic) or other emergencies.
The occurrence of a natural disaster, such as an earthquake, tsunami, fire, flood or hurricane, the outbreak of a pandemic disease, such as a further outbreak of COVID-19 or a variant thereof, or other emergencies could significantly adversely affect our business. A natural disaster or a pandemic disease could significantly adversely affect both the demand for our products as well as the supply of the components and materials used to make our products. Demand for golf products could be negatively affected as consumers in the affected regions restrict their recreational activities and as tourism to those areas declines. In addition, during a pandemic, such as the COVID-19 pandemic, domestic and international governmental authorities around the world may issue orders, mandates, decrees and directives, including travel restrictions, “stay-at home” orders and “social distancing” measures and business shutdowns that may negatively impact our customers’ ability to access our entertainment offerings. For example, during the COVID-19 pandemic, certain of our Topgolf venues were required to be closed for a period of time under government orders, mandates, decrees and directives. These measures adversely affected our workforce, customers, consumer sentiment, economies, and financial markets. The COVID-19 pandemic, along with decreased consumer spending, led to an economic downturn in many of our markets. As a result, our business, operating results and financial condition were, and may in the future be, materially and adversely affected. Future outbreaks of other diseases such as avian flu, sudden acute respiratory syndrome (also known as SARS), swine flu or influenza may similarly impact our business.

If our suppliers experienced a significant disruption in their business as a result of a natural disaster, pandemic, including the COVID-19 pandemic or a further outbreak, or other emergency, our ability to obtain the necessary components to make our products could be significantly adversely affected. The occurrence of a natural disaster or the outbreak of a pandemic disease may also restrict travel to and from the affected areas, making it more difficult in general to manage our operations, including an inability or difficulty in obtaining a supply of components and materials used to make our products. For example, we use various contract manufacturers in Asia for the production of our non-urethane golf balls, including Launch Technologies, which provided a significant portion of our non-urethane golf ball supply. In September 2023, there was a fire at the Launch Technologies golf ball manufacturing plant in Pintung County, Taiwan. A portion of our value oriented golf balls were manufactured in the facility that was directly impacted by the fire, including the Topgolf range balls. The majority of the golf balls supplied to us by Launch Technologies were manufactured in a separate dedicated facility that was not directly impacted by the fire. However, this separate facility was not operational for nearly six months following the fire, due to both the ongoing investigation and certain shared resources, and only recently resumed operations. Accordingly, we were required to source golf ball production from alternative manufacturing facilities. If, in a future natural disaster or other emergency, we are not able to arrange for alternative sources of supply, our business and results of operations may be adversely affected.
To the extent a natural disaster, pandemic (including the COVID-19 pandemic) or other emergency adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, including, without limitation, risks relating to changes in demand for our products and services or the supply of the components and materials used to make our products, level of indebtedness, need to generate sufficient cash flows to service our indebtedness, ability to comply with the obligations and financial covenants contained in our existing credit facilities, availability of adequate capital, the ability to execute our strategic plans, U.S. trade, tax or other policies that restrict imports or increase import tariffs, ability to successfully operate our expanding retail stores and venues, and regulatory restrictions.
Our business is subject to both seasonal and non-seasonal fluctuations, which could result in fluctuations in our operating results and stock price.
Our business is subject to both seasonal and non-seasonal fluctuations. In the golf equipment business, our first-quarter sales generally represent our sell-in to the golf retail channel of our golf club products for the new golf season. Our second and third-quarter sales generally represent reorder business for golf clubs. Sales of golf clubs during the second and third quarters are significantly affected not only by the sell-through of our products that were sold into the channel during the first quarter but also by the sell-through of products by our competitors. Retailers are sometimes reluctant to reorder our products in significant quantities when they already have excess inventory of products from us or our competitors. Our golf ball sales are generally associated with the number of rounds played in the areas where our products are sold. Therefore, golf ball sales tend to be greater in the second and third quarters, when the weather is good in most of our key regions and the number of rounds played increase. Golf ball sales are also stimulated by product introductions as the retail channel takes on initial supplies. Like those of golf clubs, reorders of golf balls depend on the rate of sell-through. Our golf-related sales during the fourth quarter are generally significantly less than those of the other quarters because in many of our key regions fewer people are playing golf during that time of year due to cold weather. Furthermore, we generally announce our new golf product line in the fourth quarter to allow retailers to plan for the new golf season. Such early announcements of new products could cause golfers, and therefore our customers, to defer purchasing additional golf equipment until our new products are available. Such deferments could have a material adverse effect on sales of our current products or result in closeout sales at reduced prices.

Our expanding apparel business is expected to experience stronger revenue during different times of the year than our golf-related business. A portion of the sales of our apparel products are dependent in part on the weather and likely to decline in years in which weather conditions do not stimulate demand for our apparel products. Periods of unseasonably warm weather in the fall or winter or unseasonably cold weather in the spring and summer could have a material adverse effect on our business, financial condition and results of operations. Unintended inventory accumulation by customers resulting from unseasonable weather in one season generally negatively affects orders in future seasons, which could have a material adverse effect on our business, financial condition and results of operations. In particular, our Jack Wolfskin business focuses primarily on outerwear and consequently experiences stronger sales for such products during the cold-weather months and the corresponding prior sell-in periods. A significant portion of the Jack Wolfskin business is highly dependent on cold-weather seasons and patterns to generate consumer demand for cold-weather apparel. Consumer demand for Jack Wolfskin-branded cold-weather products may be negatively affected to the extent global weather patterns trend warmer, reducing typical patterns of cold-weather events or increasing weather volatility, which could materially adversely affect our business, financial condition and results of operations.
Our Topgolf business is similarly expected to experience stronger revenue at different times of the year as a result of both seasonal and non-seasonal fluctuations. Historically, our Topgolf venues experience nominally higher second and third quarter revenue associated with the spring and summer. First and fourth quarters have historically had lower revenue at venues as compared to the other quarters due to cooler temperatures. Seasonality is likely to continue to be a factor in the quarterly results related to the Topgolf segment and, as a result, factors affecting peak seasons at our Topgolf venues, such as adverse weather, could have a disproportionate effect on operating results. Our Topgolf operating results also fluctuate significantly quarter to quarter and year to year due to non-seasonal factors. For example, poor results of operations at one or a limited number of venues could significantly affect overall profitability. Additionally, the timing of new venue openings and the timing of Toptracer Range installations may result in significant fluctuations in quarterly performance. Due to the substantial up-front financial requirements to open new venues, the investment risk related to any single venue is much larger than that associated with many other entertainment venues. We typically incur a majority of pre-opening costs for a new Company-operated venue within three months of the venue opening.
In addition, due to the seasonality of our business, our business can be significantly adversely affected by unusual or severe weather conditions and by severe weather conditions caused by climate change. Unfavorable weather conditions generally result in fewer golf rounds played, which generally results in reduced demand for all golf products, and in particular, golf balls. Furthermore, catastrophic storms can negatively affect golf rounds played both during the storms and afterward, as storm damaged golf courses are repaired and golfers focus on repairing the damage to their homes, businesses and communities. With respect to the Topgolf business, historically Topgolf venues have increased guest traffic and spending during spring and summer months, as compared to months experiencing adverse weather conditions. Consequently, sustained adverse weather conditions could materially affect our sales across our different business lines.
Any significant changes in U.S. trade or other policies that restrict imports or increase import tariffs could have a material adverse effect on our results of operations.
A significant amount of our products are manufactured in Mexico, China, Vietnam and Bangladesh and other regions outside of the United States. In recent years, the U.S. government has implemented substantial changes to U.S. trade policies, including import restrictions, increased import tariffs and changes in U.S. participation in multilateral trade agreements, such as the United States-Mexico-Canada Agreement to replace the former North American Free Trade Agreement. The U.S. government has assessed supplemental tariffs on certain goods imported from China, resulting in China’s assessment of retaliatory tariffs on certain imports of U.S. goods into China. In addition, the United States has assessed or proposed supplemental tariffs and quantitative restrictions on U.S. imports of certain products from other countries as well. U.S. trade policy continues to evolve in this regard. Such changes could prevent or make it difficult or more expensive for us to obtain the components needed for new products, which could affect our sales. Further tariff increases could require us to increase our prices, which likely would decrease customer demand for our products. Retaliatory tariff and trade measures imposed by other countries could affect our ability to export products and therefore adversely affect our sales. Any significant changes in current U.S. trade or other policies that restrict imports or increase import tariffs could have a material adverse effect upon our results of operations.

Our current senior management team and other key executives are critical to our success, and the loss of, and failure to adequately replace, any such individual could significantly harm our business.
Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of senior officers. Our executives are experienced and highly qualified with strong reputations in our industries, and we believe that our management team enables us to pursue our strategic goals. The success of our business is dependent upon the management and leadership skills of our senior management team and other key personnel. Competition for these individuals’ talents is intense, and we may not be able to attract and retain a sufficient number of qualified personnel in the future. The loss of one or more of these senior officers could have a material adverse effect on us and our ability to achieve our strategic goals.
Certain of our stockholders, if they choose to act together, have the ability to significantly control or influence all matters submitted to stockholders for approval.
As of December 31, 2023, PEP TG Investments LP (“Providence”), DDFS Partnership LP and Dundon 2009 Gift Trust (together, “Dundon”), TGP Investors, LLC, TGP Investors II, LLC, WestRiver Management, LLC, Anderson Family Investments, LLC and TGP Advisors, LLC (together, “WestRiver”), each of whom acquired shares of our common stock in connection with the merger with Topgolf in 2021, own, in the aggregate, approximately 21.8% of our capital stock. Scott M. Marimow is affiliated with Providence, C. Matthew Turney is affiliated with Dundon and Erik J Anderson is affiliated with WestRiver, each of whom serve on our board of directors. In addition, pursuant to a stockholders agreement entered into with certain former Topgolf stockholders in connection with the merger, Providence and certain former Topgolf stockholders affiliated with Dundon and WestRiver have the right to designate one person (for a total of three persons) to be appointed or nominated, as the case may be, for election to our board of directors for so long as such stockholder maintains beneficial ownership of 50% or more of the shares of our common stock owned by them on the closing date of the merger. Commencing in April 2023, WestRiver no longer held sufficient shares to maintain its right to designate a nominee for director, although Mr. Anderson continues to serve as WestRiver’s previously appointed designee to the Board.
As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
Risks Related to Operations, Manufacturing, and Technology
We have significant international operations and therefore exposed to risks associated with doing business globally.
We sell and distribute our products directly in many key international markets in Europe, Asia, North America and elsewhere around the world. We also operate various international venues through the Topgolf business. These activities have resulted and will continue to result in investments in inventory, accounts receivable, employees, corporate infrastructure and facilities. In addition, there are a limited number of suppliers of golf club components in the United States, and we are dependent on suppliers and vendors located outside of the United States. The operation of foreign distribution in our international markets, as well as the management of relationships with international suppliers and vendors, will continue to require the dedication of management and other Company resources. We manufacture most of our products outside of the United States.
With respect to the Topgolf business, we have both Company-operated and franchised venues located outside of the United States. In addition, we have Toptracer licensees operating Toptracer Range bays outside of the United States. We also use third-party manufacturers in Taiwan and China to produce the RFID-enabled golf balls and golf clubs used in our venues, and sources certain of the components used in the Toptracer business line from third-party suppliers located in Germany, Taiwan and the United Kingdom.
As a result of this international business, we are exposed to increased risks inherent in conducting business outside of the United States. These risks include the following:
•adverse changes in foreign currency exchange rates can have a significant effect upon our results of operations, financial condition and cash flows;

•increased difficulty in protecting our intellectual property rights and trade secrets;
•unexpected government action or changes in legal or regulatory requirements;
•social, economic or political instability;
•the effects of any anti-American sentiments on our brands or sales of our products or services;
•increased difficulty in ensuring compliance by employees, agents and contractors with our policies as well as with the laws of multiple jurisdictions, including but not limited to the U.S. Foreign Corrupt Practices Act (the “FCPA”), international environmental, health and safety laws, and increasingly complex regulations relating to the conduct of international commerce, including import/export laws and regulations, economic sanctions laws and regulations and trade controls;
•changes in international labor costs and other costs of doing business internationally;
•increased difficulty in controlling and monitoring foreign operations from the United States, including increased difficulty in identifying and recruiting qualified personnel for our foreign operations;
•increased exposure to interruptions in air carrier or ship services; and
•the occurrence of natural disasters or other emergencies, such as the fire in September 2023 at the Launch Technologies golf ball manufacturing plant in Pintung County, Taiwan, where a portion of our value oriented golf balls were manufactured.
Any significant adverse change in these and other circumstances or conditions relating to international operations could have a significant adverse effect on our operations, financial performance and condition.
We have significant international sales and purchases, and unfavorable changes in foreign currency exchange rates could have a significant negative impact on our results of operations.
A significant portion of our purchases and sales are international. As a result, we conduct transactions in various currencies worldwide. We expect our international business, and the number of transactions that are conducted in foreign currencies, to continue to expand. Conducting business in such currencies exposes us to fluctuations in foreign currency exchange rates relative to the U.S. dollar.
Our financial results are reported in U.S. dollars, and as a result, transactions conducted in foreign currencies must be translated into U.S. dollars for reporting purposes based upon the applicable foreign currency exchange rates. Fluctuations in these foreign currency exchange rates therefore may positively or negatively affect our reported financial results and can significantly affect period-over-period comparisons.
The effect of the translation of foreign currencies on our financial results can be significant. We therefore engage in certain hedging activities to mitigate the annual impact of the translation of foreign currencies on our financial results. Our hedging activities can reduce, but will not eliminate, the effects of foreign currency fluctuations. The extent to which our hedging activities mitigate the effects of foreign currency translation varies based upon many factors, including the amount of transactions being hedged. Other factors that could affect the effectiveness of our hedging activities include accuracy of sales forecasts, volatility of currency markets and the availability of hedging instruments. Since the hedging activities are designed to reduce volatility, they not only reduce the negative impact of a stronger U.S. dollar but also reduce the positive impact of a weaker U.S. dollar. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business.
Foreign currency fluctuations can also affect the prices at which products are sold in our international markets. We therefore adjust our pricing based in part upon fluctuations in foreign currency exchange rates. Significant unanticipated changes in foreign currency exchange rates make it more difficult for us to manage pricing in our international markets. If we are unable to adjust our pricing in a timely manner to counteract the effects of foreign currency fluctuations, or if we increase our pricing too much to counteract the effects of foreign currency fluctuations, our pricing may not be competitive in the marketplace and our financial results in our international markets could be adversely affected.

The costs and availability of finished products, product components, raw materials and ingredients could affect our operating results.
The costs and availability of the finished products, product components and raw materials needed in our products and services can be volatile as a result of numerous factors, including inflationary pressures and rising interest rates; general, domestic, and international economic conditions; labor costs; production levels; competition; consumer demand; import duties; tariffs; and currency exchange rates. This volatility can significantly affect the availability and cost of these items for us which could have a material adverse effect on our business, financial condition and results of operations.
The materials, components and ingredients used by us and our suppliers involve raw materials, including synthetic rubber, thermoplastics, zinc stearate, zinc oxide and limestone for the manufacturing of our golf balls, titanium alloys, carbon fiber and steel for the assembly of our golf clubs, various fabrics used by suppliers in our apparel business and food and beverage ingredients, venue hardware and other supplies used in the Topgolf business. Significant price fluctuations or shortages in such raw materials, components or ingredients, including the costs to transport such materials, components or ingredients, the uncertainty of currency fluctuations against the U.S. dollar, increases in labor rates, interest rates, trade duties or tariffs, and/or the introduction of new and expensive raw materials, could materially adversely affect our business, financial condition and results of operations. The United States and many areas of the world, including areas in which we and our suppliers operate, have recently experienced historically high levels of inflation. In addition, prolonged periods of inflationary pressure on some or all input costs may result in increased costs to produce our products and provide our services that could have an adverse effect on profits from sales of our products and services, or require us to increase prices for our products and services that could adversely affect consumer demand for our products and services.
Many of our golf equipment and apparel products are manufactured outside of the main sales markets in which we operate, which requires these products to be transported by third parties, sometimes over large geographical distances. Shortages in ocean, land or air shipment capacity and volatile fuel costs can result in rapidly changing transportation costs or an inability to transport products in a timely manner. Similarly, disruption to shipping and transportation channels due to labor disputes could cause us to rely more heavily on alternative modes of transportation to achieve timely delivery to customers, resulting in significantly higher freight costs. Because of the prices of our products prior to shipment, and as changes in transportation and other costs may be difficult to predict, we may not be able to pass all or any portion of these higher costs on to our customers or adjust our pricing structure in a timely manner in order to remain competitive, either of which could have a material adverse effect on our business, financial condition and results of operations.
Any difficulties from strategic acquisitions that we pursue or consummate, including our merger with Topgolf, could adversely affect our business, financial condition and results of operations.
We may acquire companies, businesses and products that complement or augment our existing business. For example, in 2021, we completed our merger with Topgolf and in 2023, we acquired certain assets related to the Swing Suite golf simulation technology from Full Swing Golf Holdings, LLC (“Full Swing”) and certain assets related to the BigShots Golf business from affiliates of Invited, Inc. We may not be successful in the integration with these businesses or any other business that we may acquire in the future or operate such acquired businesses profitably. Integrating any newly acquired business is typically expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than predicted. The diversion of management’s attention and any delay or difficulties encountered in connection with any such acquisitions could result in the disruption of on-going business or inconsistencies in standards and controls that could negatively affect our ability to maintain third-party relationships. Moreover, we may need to raise additional funds through public or private debt or equity financing, or issue additional shares, to continue operating the Topgolf business, which may result in dilution for stockholders or the incurrence of indebtedness.
As part of our efforts to acquire companies, businesses or products or to enter into other significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. If we fail to realize the expected benefits from previous acquisitions or other acquisitions we may consummate in the future, whether as a result of unidentified risks, integration difficulties, complexities associated with managing the combined business, performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the transaction and integrating our operations, litigation with current or former employees and other events, our business, financial condition and results of operations could be adversely affected.

If we inaccurately forecast demand for our products, we may manufacture either insufficient or excess quantities, which, in either case, could adversely affect our financial performance.
We plan our manufacturing capacity based upon the forecasted demand for our products. Forecasting the demand for our products is very difficult given the manufacturing lead time and the amount of specification involved. For example, we must forecast well in advance not only how many drivers we will sell, but also (1) the quantity of each driver model, (2) the quantity of the different lofts in each driver model, and (3) for each driver model and loft, the number of left-handed and right-handed versions. Forecasting demand for specific soft goods and apparel products can also be challenging due to changing consumer preferences and competitive pressures and longer supply lead times. The nature of our business makes it difficult to adjust quickly our manufacturing capacity if actual demand for our products exceeds or is less than the forecasted demand. If actual demand for our products exceeds the forecasted demand, we may not be able to produce sufficient quantities of new products in time to fulfill actual demand, which could limit our sales and adversely affect our financial performance. On the other hand, if actual demand is less than the forecasted demand for our products, we could produce excess quantities, resulting in excess inventories and related obsolescence charges that could adversely affect our financial performance.
Our expanding international operations could be harmed if we fail to successfully transition our business processes on a global scale.
As we expand our global footprint, our business could be harmed if we fail to successfully transition our business processes on a global scale. This expansion to a global scale requires significant investment of capital and human resources, the re-engineering of many business processes, and the attention of many managers and other employees who would otherwise be focused on other aspects of our business. If our globalization efforts fail to produce planned operational efficiencies, or the transition is not managed effectively, we may experience excess inventories, inventory shortage, late deliveries, lost sales, or increased costs. Any business disruption arising from our expanding international operations, or our failure to realize operational efficiencies, could harm our business, financial condition and results of operations.
We may not be able to obtain and maintain licenses and permits necessary to operate our Topgolf business and our venues in compliance with applicable laws, regulations and other requirements, which could adversely affect our business, results of operations and financial condition.
The development, construction and operation of our Topgolf venues depend, to a significant extent, on the selection of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by federal, state, local and foreign authorities relating to, among other things, alcoholic beverage control, amusement, health, sanitation, stormwater and wastewater management, protection of endangered and threatened plant, wildlife and species, wetlands protection, safety and fire standards. Typically, licenses, permits and approvals under such laws and regulations must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. In some jurisdictions, the loss of a license for cause with respect to one location may lead to the loss of licenses at all locations in that jurisdiction and could make it more difficult to obtain additional licenses.
With respect to the sale of alcoholic beverages, each of our Topgolf venues is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Certain jurisdictions, however, have only a fixed number of liquor licenses available. As a result, in order to obtain a license in one of these jurisdictions, we are required to purchase that license from another business, which we may not be able to do on acceptable terms or at all. Alcoholic beverage control regulations impact numerous aspects of the daily operations of each venue, including the minimum age of patrons and Playmakers, hours of operation, advertising, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and the handling, storage and dispensing of alcoholic beverages. Any failure by one of our venues to comply with these regulations, or any failure of a franchisee or licensee to comply with similar regulations to which our business is subject, could result in fines or the loss or suspension of the liquor license for that venue or business, and potentially the loss or suspension of other licenses in that jurisdiction.

Difficulties or failure in obtaining a liquor license or any other licenses, permits or approvals, or in continuing to qualify for, or being able to renew, any existing licenses, permits or approvals, could adversely affect existing venues, or our ability to develop or construct venues, and delay or result in our decision to cancel the opening of new venues, which could have a material adverse effect on our business, results of operations and financial condition. Similarly, the inability of any franchisee or licensee to maintain or obtain the licenses, permits and approvals required to develop, construct or operate one or more of their locations would also reduce franchise and licensing revenues, impair growth prospects and adversely affect our business, results of operation and financial condition.
We depend on a limited number of suppliers for some of the components of our products, and the loss of any of these suppliers could harm our business.
We are dependent on a limited number of suppliers for our clubheads and shafts. Furthermore, some of our products require specially developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. In addition, many of our suppliers may not be well capitalized and prolonged unfavorable economic conditions could increase the risk that they will go out of business. If current suppliers are unable to deliver clubheads, shafts or other components, or if we are required to transition to other suppliers, we could experience significant production delays or disruption to our business. We also depend on a limited number of suppliers for the materials we use to make our golf balls. Many of these materials are customized for us. Any delay or interruption in such supplies could have a material adverse impact on our golf ball business. If we experience any such delays or interruptions, we may not be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to our business.
A significant disruption in the operations of our golf club assembly and golf ball manufacturing and assembly facilities could have a material adverse effect on our sales, profitability and results of operations.
A significant disruption at any of our golf club or golf ball manufacturing facilities or distribution centers in the United States or in regions outside the United States could materially and adversely affect our sales, profitability and results of operations. For example, in September 2023, there was a fire at the Launch Technologies golf ball manufacturing plant in Pintung County, Taiwan, where a portion of our value oriented golf balls were manufactured. However, we were able to mitigate the impact to our golf ball business by shifting supply to our Chicopee manufacturing facility and other suppliers. If, however, in a future disruption, we are not able to arrange for alternative sources of supply, our business and results of operations may be adversely affected.
In addition, our manufacturing facilities and distribution centers are highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost our operations, which may have an immediate, or in some cases prolonged, impact on our margins. For example, in 2019 we substantially completed a significant expansion and technical upgrade to our golf ball manufacturing facility in Chicopee, Massachusetts. Difficulties in implementing new or upgraded technology or operational systems, including at our Chicopee facility, could disrupt our operations and could materially and adversely affect our financial condition, results of operations or cash flows.
A disruption in the service or a significant increase in the cost of our primary delivery and shipping services for our products and component parts or a significant disruption at shipping ports could have a material adverse effect on our business.
We use United Parcel Service (“UPS”) for substantially all ground shipments of products to our U.S. customers. We use air carriers and ocean shipping services for most of our international shipments of products. Furthermore, many of the components we use to build our golf clubs, including clubheads and shafts, are shipped to us via air carrier and ship services. For a portion of 2022, international shipping to the United States was disrupted and delayed due to congestion in west coast ports. If there is any similar significant interruption in service by such providers or at airports or shipping ports, we may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver our products or components in a timely and cost-efficient manner. As a result, we could experience manufacturing delays, increased manufacturing and shipping costs and lost sales as a result of missed delivery deadlines and product demand cycles. Any significant interruption in UPS services, air carrier services, ship services or at airports or shipping ports could have a material adverse effect on our business. Furthermore, if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing, our operating results could be materially adversely affected.

Instances of food-borne illness and outbreaks of disease could negatively impact our Topgolf business.
Incidents or reports of food-borne or water-borne illness or other food safety issues, food contamination or tampering, Playmaker hygiene and cleanliness failures or improper Playmaker conduct at our Topgolf venues could lead to product liability or other claims or poor health inspection scores. Such incidents or reports could negatively affect our brand and reputation as well as our business, revenues and profits regardless of whether the allegations are valid or whether we are held to be responsible. Similar incidents or reports occurring at Topgolf franchisees’ or licensees’ businesses, BigShots, or other businesses unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us.
There can be no guarantee that our internal policies and training will be fully effective in preventing all food-borne illnesses at our venues. In addition, because we do not control the day-to-day operations of Topgolf and BigShots franchisees, licensees, there can be no guarantee that these franchisees and licensees will implement appropriate internal policies and training intended to prevent food-borne illnesses, that their employees will follow such policies and training or that such policies and training will be effective even if complied with. Furthermore, our reliance, and the reliance by any Topgolf or BigShots franchisees, or licensees, on third-party food processors, distributors and suppliers makes it difficult to monitor food safety compliance and may increase the risk that food-borne illness would affect multiple locations rather than a single venue. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our Company-operated or franchised venues, or poor health inspection scores, if highly publicized, could negatively affect revenues at all of our Topgolf venues by changing consumers’ perceptions of our venues and the food that we offer, negatively impacting demand for menu offerings and reducing guest visits at venues. This risk is particularly great with respect to franchised venues given our limited oversight, and exists even if we were later determined that the illness was wrongly attributed to a Company or a franchisee-operated venue. There is also a risk that instances of food-borne illness at a licensee’s businesses could be improperly attributed to us. Additionally, even if food-borne illnesses were not identified at or otherwise attributed to a Topgolf venue, our revenue could be adversely affected if instances of food-borne illnesses at other businesses were highly publicized. A number of companies have experienced incidents related to food-borne illnesses have had material adverse effects on their business, operations and financial condition, and there can be no assurance that we could avoid a similar impact if such an incident were to occur at one or more Topgolf venues.
Guest complaints, litigation on behalf of guests or Playmakers or other proceedings may adversely affect our business, results of operations and financial condition.
We may be adversely affected by legal or governmental proceedings brought by or on behalf of guests, Playmakers, suppliers, commercial partners, franchisees, licensees or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of such proceedings, particularly class actions and regulatory actions, is difficult to assess or quantify. In recent years, a number of companies in our industry and adjacent industries have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and a number of these lawsuits have resulted in the payment of substantial damages by the defendants. We could also face potential liability if we are found to have misclassified certain Playmakers as exempt from the overtime requirements of the federal Fair Labor Standards Act and state labor laws, or if we are found to have failed to provide or continue health insurance or benefits to Playmakers in violation of the Employee Retirement Income Security Act or the PPACA of 2010. Additionally, we face potential liability if we are found to have failed to comply with data privacy laws relating to the collection and processing of information about Playmakers, employees, and other individuals, such as the collection and use of biometric information under state biometric information statutes. We have had, from time to time, such lawsuits pending, and there can be no guarantee that we will not be named in any such lawsuit in the future or that we will not be required to pay substantial expenses and/or damages at the conclusion of such future lawsuits.
In addition, from time to time, guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to a venue. From time to time, animal activist and other third-party special interest groups may bring claims before government agencies or lawsuits against us relating to the impact of our venues. We are also subject to a variety of other claims in the ordinary course of business, including personal injury, lease and contract claims.

We are also subject to “dram shop” statutes in certain states in which our venues are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We have been in the past, and may be in the future, the subject of lawsuits that allege violations of these statutes. Recent litigation under dram shop statutes has resulted in significant judgments and settlements against other businesses and establishments similar to our Topgolf venues. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation if successful could have an adverse effect on our business, results of operations and financial condition.
Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend, generate negative publicity, divert time and money away from core operations and hurt financial performance. Similarly, claims brought against Topgolf franchisees and licensees may generate negative publicity that could harm our brand and reputation. Although we maintain what we believe to be adequate levels of insurance to cover any liabilities we may face, insurance may not be available at all or in sufficient amounts with respect to these or other matters. Any negative publicity concerning such claims, whether involving us or franchisees or licensees, or any judgment or other liability significantly in excess of our insurance coverage or not covered by insurance, could have a material adverse effect on our business, results of operations and financial condition.
The Topgolf venues business is susceptible to the availability and cost of food commodities and other supplies, some of which are available from a limited number of suppliers, which subjects us to possible risks of shortages, interruptions and price fluctuations.
The profitability of the venues business line depends in part on our ability to anticipate and react to changes in product costs. The price and availability of food commodities and other supplies may be affected by a number of factors beyond our control, including changes in general economic conditions, seasonal economic fluctuations, increased competition, general inflation, shortages or supply interruptions due to weather, disease (including the COVID-19 pandemic) or other factors, food safety concerns, product recalls, fluctuations in the U.S. dollar and changes in government regulations. These and other events could increase commodity prices or cause shortages that could affect the cost and quality of the items that we buy or require us to raise prices or limit menu options. The profitability of the venues business line may also be adversely affected by increases in the price of utilities, such as natural gas, electric, and water, whether as a result of inflation, shortages, interruptions in supply or otherwise.
While we have historically been able to partially offset inflation and other changes in the costs of core operating resources used in the venues business line by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we or franchisees will be able to continue to do so in the future. From time to time, competitive or macroeconomic conditions could limit menu pricing flexibility, and there can be no assurance that increased menu prices will be fully absorbed by guests without any resulting change to their visit frequencies or purchasing patterns that may offset such increases. If we or our franchisees are unable to increase prices in response to higher food commodity and other supplies costs, or if such price increases decrease guest traffic or purchasing patterns, our operating results could be materially and adversely affected. In addition, there can be no assurance that we will generate same-venue sales growth in an amount sufficient to offset inflationary or other cost pressures.
We have entered into a long-term contract with a single distributor, which we refer to as our “broadline” distributor, which provides for the purchasing, warehousing and distributing of a substantial majority of our food, non-alcoholic beverage and other supplies. We also contract directly with the suppliers of certain food and non-alcoholic beverage products, usually with a single supplier for each such product. These agreements, however, are typically for the purpose of establishing an agreed-upon price for the relevant product and do not require the supplier to provide our requirements, or any particular quantity, of such product. If our broadline distributor or any of our other suppliers or substitute suppliers do not perform adequately or otherwise fail to deliver products or supplies to venues, if we were to lose our relationship with our broadline distributor or any single-source suppliers for which we has not approved a substitute supplier, or if any substitute suppliers also fail to perform, we may be unable to find satisfactory replacements in a short period of time, on acceptable terms, or at all, which could increase costs, cause shortages of food and other items at venues and cause us to remove certain items from our menu, any of which could adversely affect our business, results of operations and financial condition.

Other than purchase orders for certain food items, we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food commodities and other supplies. Furthermore, these arrangements generally are relatively short in duration and may provide only limited protection from price changes. In addition, the use of these arrangements may limit our ability to benefit from favorable price movements.
In addition, the RFID-enabled golf balls and golf clubs that are used in our venues are produced by third-party manufacturers in Taiwan and China. As a result, natural disasters and other adverse events or conditions affecting these countries (including, without limitation, adverse weather conditions, political instability, war, civil unrest, economic instability, outbreaks of disease, such as the COVID-19 pandemic, or other public health emergencies and the impact of public fears regarding any of the foregoing) could halt or disrupt production, impair the movement of finished products out of these countries, damage or destroy the tooling and other equipment necessary to manufacture these products and otherwise cause us to incur additional costs and expenses, any of which could also have a material adverse effect on our results of operations and financial condition. For example, in September 2023, there was a fire at the Launch Technologies golf ball manufacturing plant in Pintung County, Taiwan. Launch Technologies provided a significant portion of our non-urethane golf ball supply. A portion of our value oriented golf balls were manufactured in the facility that was directly impacted by the fire, including the Topgolf range balls. The majority of the golf balls supplied to us by Launch Technologies were manufactured in a separate dedicated facility that was not directly impacted by the fire. However, this separate facility was not operational for nearly six months following the fire, due to both the ongoing investigation and certain shared resources, and only recently resumed operations. Accordingly, we were required to source golf ball production from alternative manufacturing facilities. The location of these manufacturers outside the United States also exposes us to the various international risks.
We rely on complex information systems for management of our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately or if we experience an interruption in our operation, including a cybersecurity incident, our business and results of operations could suffer.
All of our major operations, including manufacturing, distribution, sales and accounting, are dependent upon our complex information systems. Our information systems (and information stored therein) are vulnerable to damage or interruption or other compromise, from events including:
•earthquake, fire, flood, hurricane or other natural disasters;
•power loss, computer systems failure, Internet and telecommunications or data network failure; and
•hackers, computer viruses, software bugs, glitches or other cybersecurity incidents.
Any damage or significant disruption in the operation of such systems, the failure of our or our IT vendors’ information systems to perform as expected, the failure to successfully integrate the IT systems of the businesses that we have recently acquired or any security breach to the information systems (including financial or credit/payment frauds) or other cybersecurity incident would disrupt our business, which may result in decreased sales, increased overhead costs, excess inventory and product shortages and otherwise adversely affect our reputation, operations, financial performance and condition.

Cybersecurity incidents, including cyber-attacks, unauthorized access to, or accidental disclosure of, personal information including payment card information, that we or our vendors collects or stores on our behalf may result in significant expense and negatively impact our reputation and business.
There is heightened concern and awareness over the security of personal information transmitted over the Internet, consumer identity theft and data privacy. While we have implemented security measures, our information systems and those of our third party vendors are nevertheless susceptible to numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of information systems and personal information, proprietary information belonging to our business and other confidential information (together, “Sensitive Information”) used in our business, including through electronic or physical computer break-ins, viruses and malware (e.g., ransomware), social engineering/phishing, malicious code, fraud, malfeasance by insiders, human or technological error, misconfigurations, “bugs” and other vulnerabilities in our and our vendors’ software, and other disruptions and security compromises involving the loss or unauthorized access of Confidential Information. Technologies and techniques used to obtain unauthorized access to or sabotage systems are constantly evolving, change frequently, and generally are not recognized until after they have been launched against a target. Even if identified, we and our vendors may be unable to adequately investigate, remediate or recover from breaches or cybersecurity incidents, or avoid a material adverse impact to our information systems, Sensitive Information or business, including due to threat actors increasingly using tools and techniques—including artificial intelligence—that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence.
There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information systems and Sensitive Information, and we and certain of our third party vendors have and expect to continue to experience cyber-attacks and other incidents in varying degrees. For example, in August 2023, a threat actor obtained access to certain Company systems through social engineering. Customers experienced a temporary outage in e-commerce services, and certain personal information of approximately one million customers was affected, though no full payment card numbers or government identification numbers (such as Social Security numbers) were affected. We notified affected individuals, various regulators and law enforcement as a result.
Moreover, we have acquired and continue to acquire companies with cybersecurity vulnerabilities and/or are similarly susceptible to the risks described above, which exposes us to significant cybersecurity, operational, and financial risks.
Any perceived or actual unauthorized or inadvertent disclosure of personal information or adverse impact to the availability, integrity or confidentiality of our information systems or Sensitive Information, whether through a compromise of us or our third party vendors’ information systems by an unauthorized party, employee theft, misuse or error, cyber-attack or otherwise, could harm our reputation, impair our ability to attract or retain customers and Playmakers, require us to notify payment brands if payment card information is accessed or compromised, compel us to comply with federal and/or state breach notification laws and foreign equivalents, subject us to costly mandatory corrective action, or subject us to regulatory investigations and enforcement actions, claims or litigation (including class actions) arising from damages suffered by consumers, fines and penalties, and/or significant incident response, system restoration and future compliance costs, all of which could adversely affect our operations, financial performance and condition. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all applicable insurance policies, and applicable insurance may not be available to us in the future on economically reasonable terms or at all.

We may be subject to products liability, warranty and recall claims, and our insurance coverage may not cover such claims.
Our products expose us to products liability, warranty and recall claims if the products we manufacture, sell or design actually or allegedly fail to perform as expected, or the use of those products results, or is alleged to result, in personal injury, death or property damage. From time to time, our products may contain manufacturing defects or design flaws that are not detected prior to sale, particularly in the case of new product introductions or upon design changes to existing products. The failure to identify and correct manufacturing defects and product design issues prior to the sale of those products could result in safety-related issues or products liability claims. If we fail to identify and correct a manufacturing defect or design issue prior to sale, we may have to recall our products to address the defect or compliance- or safety-related issues. Because many of our products are sold to retailers for broad consumer distribution and/or to customers who buy in large quantities, there could be significant costs associated with such product recalls, including the potential for customer dissatisfaction that may adversely affect our reputation and relationships with our customers, which may result in lost or reduced sales.
There can be no assurance that we can successfully defend or settle any products liability cases arising from any actual or alleged manufacturing defect or design flaw. Our insurance policies provide coverage against claims resulting from alleged injuries arising from our products sustained during the respective policy periods, subject to policy terms and conditions; however, there can be no assurance that this coverage will be renewed or otherwise remain available in the future, that our insurers will be financially viable when payment of a claim is required, that the cost of our insurance will not increase, that insurance coverage will remain economical to maintain, or that our insurance coverage will be adequate. As a result, an adverse outcome in a products liability case could increase our expenses and harm our business, financial condition and results of operations.
Our growth initiatives require significant capital investments and there can be no assurance that we will realize a positive return on these investments.
Initiatives to upgrade our business processes and invest in technological improvements to our manufacturing and assembly facilities involve many risks which could result in, among other things, business interruptions and increased costs, any of which may result in our inability to realize returns on our capital investment. Expansion of business processes or facilities, including the significant expansion and technical upgrade to our golf ball manufacturing facility in Chicopee, Massachusetts, requires significant capital investment. If we have insufficient sales or are unable to realize the full potential of our capital investment, we may not realize a positive return on our investment, which could impact our margins and have a significant adverse effect on our results of operations, financial condition and cash flows.
Some of our products and services in the Topgolf business contain open source software, which may pose particular risks to our proprietary software, technologies, products, and services in a manner that could harm our business.
The Topgolf business uses open source software in our products and services and anticipates using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software products to publicly disclose all or part of the source code to such software product or to make available any modifications or derivative works of the open source code on unfavorable terms or at no cost. This could allow competitors to create similar technologies with less development effort and in less time and could lead to a loss of sales of our products and services. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute products or services. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, works that we developed using open source software, which could include our proprietary source code, or otherwise seeking to enforce the terms of, or alleging breach of, the applicable open source license. These claims could result in litigation and could require us to make our proprietary software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require us to expend significant additional research and development resources, and there can be no guarantee that we will be successful.

Additionally, the use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open source software, and there can be no assurance that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have processes to help alleviate these risks, including a review process for screening requests from developers for the use of open source software, but we cannot be sure that all open source software is identified or submitted for approval prior to use in our products and services. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect our business, financial condition and results of operations.
Failure to adequately enforce our intellectual property rights could adversely affect our reputation and sales.
The golf club industry, in general, has been characterized by widespread imitation of popular club designs. We have an active program of monitoring, investigating and enforcing our proprietary rights against companies and individuals who market or manufacture counterfeits and “knockoff” products. We assert our right against infringers of our copyrights, patents, trademarks and trade dress. However, these efforts may not be successful in reducing sales of golf products by these infringers. Additionally, other golf club manufacturers may be able to produce successful golf clubs which imitate we design without infringing any of our copyrights, patents, trademarks or trade dress.
With respect to our apparel business, counterfeits are known to exist in the industry, including in the premium outdoor apparel segment within which Jack Wolfskin operates. The failure to prevent or limit such infringers or imitators could adversely affect our reputation and sales.
With respect to the Topgolf business, our ability to expand the Topgolf business lines and establish and maintain our competitive position in new and existing markets depends in part on our ability to further build brand recognition using our trademarks, service marks, proprietary products and technologies and other intellectual property rights, as well as our ability to maintain, protect and enforce such rights. We rely upon a combination of intellectual property rights, such as trademarks, trade dress, domain names, copyrights, trade secrets and patents, in addition to technical measures and confidentiality and license agreements with Playmakers, contractors, consultants and other third parties with whom we have relationships, to establish, maintain, protect and enforce our brand, proprietary information, technologies and processes and other intellectual property rights. The failure to enforce any such intellectual property rights may limit our ability to achieve and maintain market recognition and our competitive position may be harmed, each of which could adversely affect our reputation and sales.
We may become subject to intellectual property claims or lawsuits that could cause us to incur significant costs or pay significant damages or that could prohibit us from selling our products.
Our competitors in the golf equipment and apparel industry also seek to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for golf clubs, golf balls and other products. From time to time, third parties have claimed or may claim in the future that our products infringe upon their proprietary rights. We evaluate any claim and, where appropriate, have obtained or sought to obtain licenses or other business arrangements. To date, there have been no significant interruptions in our business as a result of any claims of infringement. However, in the future, intellectual property claims could force us to alter our existing products or withdraw them from the market or could delay the introduction of new products.
Various patents have been issued to our competitors in the golf industry and our competitors may assert that our golf products infringe their patent or other proprietary rights. If our golf products are found to infringe third-party intellectual property rights, we may be unable to obtain a license to use such technology, and we could incur substantial costs to redesign our products, withdraw them from the market, and/or to defend legal actions.

With respect to the Topgolf business, intellectual property laws and procedures and restrictions provide only limited protection and any of Topgolf’s intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. If we fail to protect such intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. However, these efforts may not be successful or may be ineffective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Other parties may also independently develop technologies that are substantially similar or superior to ours. We also may be forced to bring claims against third parties, or defend claims that third parties may bring against us, to determine the ownership of what we regard as our intellectual property. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially similar or superior to ours and that compete with our business. If third parties misappropriate, infringe or otherwise violate our intellectual property, the value of our technologies, image, brand and the goodwill associated therewith may be diminished, our brand may fail to achieve and maintain market recognition, and our competitive position may be harmed, any of which could have a material adverse effect on our business, including revenue.
Our brands may be damaged by the actions of our Topgolf franchisees and licensees.
We license our trademarks to third-party licensees who produce, market and sell their products bearing our trademarks. We choose our licensees carefully and impose upon such licensees various restrictions on the products, and on the manner, on which such trademarks may be used. In addition, we require our licensees to abide by certain standards of conduct and the laws and regulations of the jurisdictions in which they do business. However, if a licensee fails to adhere to these requirements, our brands could be damaged. Our brands could also be damaged if a licensee becomes insolvent or by any negative publicity concerning a licensee or if the licensee does not maintain good relationships with our customers or consumers, many of which are also our customers and consumers.
In addition, our Topgolf franchisees and licensees are independent third parties that we do not control. Although franchisees are contractually obligated to operate their venues in accordance with specified standards, We do not oversee their daily operations. Consequently, the quality of franchised venues may be diminished by any number of factors beyond our control. For example, franchisees may not hire and train qualified managers and other Playmakers, and may otherwise fail to operate their venues in a manner consistent with the requisite appropriate requirements. Similarly, though agreements with Toptracer Range licensees generally require licensees to comply with certain operational requirements, we exercise even less control and oversight over the operations of these third parties. If Topgolf franchisees and licensees do not operate in accordance with our expectations, or if one or more franchisees or licensees were to be the subject of unfavorable publicity, our image and reputation could suffer materially.
Sales of our products by unauthorized retailers or distributors could adversely affect our authorized distribution channels and harm our reputation.
Some of our products find their way to unauthorized outlets or distribution channels. This “gray market” for our products can undermine authorized retailers and foreign wholesale distributors who promote and support our products, and can injure our image in the minds of our customers and consumers. On the other hand, stopping such commerce could result in a potential decrease in sales to those customers who are selling our products to unauthorized distributors or an increase in sales returns over historical levels. While we have taken some lawful steps to limit commerce of our products in the “gray market” in both the United States and abroad, we have not stopped such commerce.
We rely on research and development, technical innovation and high quality products to successfully compete.
Technical innovation and quality control in the design and manufacturing process is essential to our commercial success. Research and development plays a key role in our technical innovation and competitive advantage. We rely upon experts in various fields to develop and test cutting edge performance products, including artificial intelligence. We use artificial intelligence and machine learning algorithms and models for various purposes, including to design and develop portions of our golf clubs. While we believe we are at the forefront of golf equipment innovation, if we fail to continue to introduce technical innovation in our products, are unable to effectively utilize new technologies, such as artificial intelligence, or cannot develop or offer new technological-driven products as effectively, quickly or cost-efficiently as our competitors, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial brand damage and expense to remedy the problems, any of which could materially adversely affect our business, financial condition and results of operations.

In addition, as with many technological innovations, there are significant risks involved in developing, maintaining and applying artificial intelligence and similar cutting edge technologies, and there can be no assurance that the usage of such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, if these methods are incorrectly designed or implemented and/or are adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability through the violation of laws or contracts to which we are a party or civil claims.
Our business is subject to risks associated with leasing property subject to long-term, non-cancelable leases.
We typically do not own any real property and generally lease properties associated with the Topgolf venues business and certain active lifestyle businesses. Payments under non-cancelable leases account for a significant portion of operating expenses, and we expect to lease new properties, including for new Topgolf venues, in the future. Historically, our leases typically provide for escalating rent provisions over the initial term and any extensions. We generally cannot cancel these leases without substantial economic penalty. If an existing or future venue or retail location is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligation under the applicable lease, including, among other things, paying all or a portion of the base rent for the remainder of the lease term, unless we are unable to negotiate a termination agreement with the applicable landlord, which we cannot guarantee that we will be able to do without incurring significant additional payment and other obligations or at all.
Extreme weather conditions, climate change, and natural disasters could negatively impact our results of operations and financial condition.
Extreme weather conditions in the areas in which our Topgolf venues, retail stores, customers, including golf participants, operations and vendors are located could adversely affect our operating results and financial condition. For example, our Topgolf venues may see a decrease in traffic during extremely hot or cold temperatures or during ice or snow storms, which may adversely affect our results of operations and financial condition. Additionally, extreme storms, droughts or other water shortages may negatively impact the number of golf rounds played, as golf courses in affected areas may require repair or have more limited availability. Climate change and natural disasters such as earthquakes, hurricanes and tsunamis, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, could also disrupt our operations or the operations of our Topgolf franchisees and licensees, the operations of our vendors, which may negatively impact our results of operations and financial condition.
Acts or threats of violence at or near our owned or franchised Topgolf venues, including civil unrest, customer intimidation, interpersonal violence, active shooter situations and terrorism, could adversely impact our sales, which could materially adversely affect our business, operating results, cash flows and financial condition.
Any act or threat of violence at or near our owned or franchised Topgolf venues, including civil unrest, customer intimidation, interpersonal violence, active shooter situations and terrorist activities, may result in personal injury or death, property damage, restricted access to our venues, venue closures, or any combination of the foregoing, in the short-term and, in the long-term, may cause our customers and staff to avoid our venues. Any such situation could adversely impact customer traffic and spending on game play and food and beverages at our venues and make it more difficult to fully staff our venues, any of which could materially adversely affect our business, operating results, cash flows and financial condition.
Risks Related to Regulations
We, as well as our Topgolf franchisees and licensees, are subject to many federal, state, local and foreign laws, as well as other statutory and regulatory requirements, with which compliance is both costly and complex. Failure by us or our franchisees or licensees to comply with, or changes in these laws or requirements, could have an adverse impact on our business.
We are subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements. In particular, the Topgolf business is subject to extensive regulations, including, among others:
•nutritional content labeling and disclosure requirements;
•food safety regulations;

•employment regulations;
•the PPACA;
•the ADA and similar state laws;
•data privacy, direct marketing and cybersecurity laws;
•environmental, health and human safety laws and regulations;
•laws and regulations related to franchising and licensing operations;
•FCPA and other similar anti-bribery and anti-kickback laws; and
•laws regarding sweepstakes and promotional contests.

We are also subject to U.S. financial services regulations, a myriad of consumer protection laws, including economic sanctions, laws and regulations, anticorruption laws, escheat regulations and data privacy, direct marketing and cybersecurity regulations. We may also become subject to laws relating to our use of artificial intelligence and machine learning technologies in our business. Changes to legal rules and regulations, or interpretation or enforcement of them, could increase our cost of doing business, affect our competitive abilities, and increase the difficulty of compliance. Failure to comply with regulations may have an adverse effect on our business, including the limitation, suspension or termination of services provided to, or by, third parties, and the imposition of penalties or fines.
Many of our Topgolf franchisees and licensees are also subject to these or similar laws and regulations in the jurisdictions in which they operate. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, uncertainty around future changes in laws made by new regulatory administrations or our, or our franchisees’ and licensees’ inability to respond effectively to significant regulatory or public policy issues, could increase compliance and other costs of doing business and, therefore, have an adverse effect on our results of operations or the results of operations of Topgolf franchisees and licensees. Failure to comply with the laws and regulatory requirements of applicable federal, state, local and foreign authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our venues if we fail to comply with applicable standards. Compliance with all of these laws and regulations, including any future changes in these laws or requirements, can be costly and can increase exposure to litigation or governmental investigations or proceedings.
Compliance with and changes in data privacy laws, regulations, standards and other requirements, and any actual or perceived failure by us to comply with such requirements, may adversely affect our business.
Data privacy is a significant issue in the jurisdictions in which we operate. Global regulatory frameworks for data privacy are rapidly evolving and are likely to continue changing for the foreseeable future. Federal, state and foreign government bodies or agencies have adopted, and may continue to adopt, additional laws, regulations and standards that apply to us and our vendors governing data privacy, direct marketing, cybersecurity, consumer protection and other issues related to the processing of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies, such as the Federal Trade Commission (“FTC”), state attorneys general and legislatures and consumer protection agencies.
At the federal level, for example, the FTC Act grants the FTC authority to take enforcement actions against “unfair or deceptive practices.” The FTC has interpreted the FTC Act to require companies to handle personal information in compliance with the commitments posted in their privacy policies and to adequately protect personal information. With respect to the use of personal information for direct marketing, advertising and other activities conducted by telephone, email and the Internet, we are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM Act”), which establishes specific requirements for commercial email messages and the Telephone Consumer Protection Act (“TCPA”), which restricts telemarketing and the use of technologies that enable automatic calling and/or SMS messaging without proper consent, and is a highly litigated issue with numerous class action lawsuits filed in recent years resulting in multi-million dollar settlements to the plaintiffs.

Many U.S. states have enacted statutes and rules governing the ways in which businesses may collect, use, and process personal information. For example, we are subject to the California Consumer Privacy Act (“CCPA”), which came into effect in 2020. Other states have also passed and may continue to pass similar laws whose restrictions and requirements differ from those of California, which could require us to design, implement and maintain different types of state-based, privacy-related compliance controls and programs simultaneously in multiple states. Similar laws have been proposed at the federal level as well. Such laws can be enforced by state regulators (and the CCPA has a limited private right of action) and require, amongst other things, disclosures to individuals regarding our processing of personal information, providing rights to access, delete, correct and opt out of certain uses and disclosures of their personal information (including for advertising purposes). However, these laws have overlapping but conflicting requirements that add additional complexity and potential legal risk, could make compliance even more challenging, require us to expend significant resources to come into compliance, restrict our ability to process certain personal information and could result in changes to business practices and policies.
Internationally, many jurisdictions in which we operate in have established or enhanced their own data security and privacy legal framework with which we or our customers must comply, including the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom General Data Protection Regulation and Data Protection Act (“UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”), which imposes stringent operational requirements, including higher standards for obtaining consent to process personal information. Recent legal developments have created complexity and uncertainty regarding cross-border transfers of personal information outside Europe, including the United States. We currently rely on the EU standard contractual clauses, UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement, as relevant, to transfer personal data outside the EEA and the UK with respect to both intragroup and third party transfers. However, reliance on standard contractual clauses alone may not be sufficient in all circumstances. and we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the new EU-US Data Privacy Framework (another mechanism for transfers of data outside Europe) to be challenged and data transfers to the U.S. and other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As regulatory guidance and enforcement landscape in relation to data exports continue to develop, we could experience additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our operations and financial results.
In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. The changing legal and regulatory landscape could in the future further limit our ability to use and share personal information and require changes to our operating model. Any inability or perceived inability to adequately address data privacy and security concerns, even if unfounded, or comply with applicable data privacy, direct marketing, cybersecurity and consumer protection laws, regulations, standards, and other requirements, could result in additional compliance costs, proceedings (including class actions) and regulatory action, penalties and liability to us, damage to our reputation, an erosion of trust and changes to our business. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.
Regulations related to “conflict minerals” require us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.
The Commission’s rules require disclosure related to sourcing of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The rules require companies to, under specified circumstances, undertake due diligence, disclose and report whether or not such minerals originated from the Democratic Republic of Congo or an adjoining country. Our products may contain some of the specified minerals. As a result, we incur additional expenses in connection with complying with the rules, including with respect to any due diligence that is required under the rules. In addition, the Commission’s implementation of the rules could adversely affect the sourcing, supply and pricing of materials used in our products. There may only be a limited number of suppliers offering “conflict free” conflict minerals, and we cannot be certain that we will be able to obtain necessary “conflict free” minerals from such suppliers in sufficient quantities or at competitive prices. Because our supply chain is complex, we may also not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation.

We could be adversely affected by any violations of economic sanctions laws and regulations, the FCPA, the U.K. Bribery Act, and other foreign anti-bribery laws.
The FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities, and others (e.g., the FCPA and the U.K. Bribery Act) extend their application to activities outside of their country of origin. Economic and trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.S. Department of State, and foreign jurisdictions impose requirements on our operations and may prohibit or restrict transactions in certain countries and with certain designated persons. Our policies mandate compliance with all applicable anti-bribery and sanctions laws. In certain regions of the world, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, we may conduct business in certain regions through intermediaries over whom we have less direct control, such as subcontractors, agents, and partners (such as joint venture partners). Although we have implemented policies, procedures, and, in certain cases, contractual arrangements designed to facilitate compliance with applicable economic and trade sanctions and anti-bribery laws, our officers, directors, employees, associates, subcontractors, agents, and partners may take actions in violation of our policies, procedures, contractual arrangements, economic sanctions and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us and such persons to criminal and/or substantial civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows, and reputation.
We are subject to environmental, health and safety laws and regulations, which could subject us to liabilities, increase our costs or restrict our operations in the future.
Our properties and operations are subject to a number of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, water discharges, handling and disposal of solid and hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Our failure to comply with such environmental, health and safety laws and regulations could result in substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions. We, and in particular the Topgolf business as an operator, owner, or both of the properties on which the venues are situated, may also be subject to liability for environmental investigations and cleanups, including at properties that we currently or previously owned or operated, even if we did not cause or know of such contamination, and we may face claims alleging harm to health or property or natural resource damages arising out of contamination or exposure to hazardous substances. Liability under environmental laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocating the responsibility.

We may also be subject to similar liabilities and claims in connection with locations at which hazardous substances, contaminates or wastes we have generated have been stored, treated, otherwise managed, or disposed. In addition, our lease agreements for Topgolf venues typically provide that we will indemnify the landlord for environmental conditions which may be found on or about the leased property. Accordingly, should unknown contamination be discovered at any of the properties we own, operate or lease, or should a release of hazardous material occur at one of these properties, we could be required to investigate and clean up the release and could also be held responsible to a governmental entity or third parties for property or natural resource damage, personal injury and investigation and clean-up costs incurred by them in connection with the contamination, and these costs and liabilities could be substantial. We may also be subject to liability under environmental laws as a result of contamination at properties we, or our predecessors in interest, previously owned or operated or for third-party contaminated facilities to which we have sent waste for treatment or disposal. In the past, certain construction activities driven by our development plans at certain sites (such as the removal of excess soil or the de-watering of shallow groundwater to install targets) have exposed, and any similar construction activities we undertake at other sites in the future may also expose, soil or water that has been contaminated from historical activities at the site which must be disposed of or otherwise handled or addressed in accordance with applicable environmental laws. With respect to any of the properties we own, operate or lease, the presence of contaminants (including as a result of failure to properly dispose of or otherwise handle or address any contaminants exposed by construction activities), or the failure to properly remediate a property, may impair our ability to use, mortgage or sell that property in the future. As a result, any of these events, and the environmental conditions at or related to our other current or former properties or operations, and/or the costs of complying with current or future environmental, health and safety requirements (which have become more stringent and complex over time), could materially adversely affect our business, financial condition and results of operations.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world. We regularly assess all of these matters to determine the adequacy of our tax provision.

In addition, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. We are currently unable to predict whether such changes will occur and, if such changes occur, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.
Over the past several years, the Organisation for Economic Co-operation and Development (the “OECD”) has been working on a base erosion and profit shifting (“BEPS”) project that seeks to establish certain international standards for taxing the worldwide income of multinational companies. As part of the OECD’s BEPS project, over 130 member jurisdictions of the OECD Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalisation of the Economy, which includes a reallocation of taxing rights among jurisdictions and a global minimum tax rate of 15%. As a result of these developments, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and therefore could materially adversely affect our business, financial condition, results of operations and cash flows.
Our ability to utilize all or a portion of our U.S. net operating losses and certain other tax attributes may be subject to limitations.
We have a significant amount of U.S. federal and state tax assets, which include net operating loss carryforwards (“NOLs”) and tax credit carryforwards. Our ability to utilize our NOLs and tax credits to offset future taxable income and income tax liabilities may be deferred or limited significantly if we were to experience an “ownership change” within the meaning of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of our stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The determination of whether an ownership change has occurred for purposes of Sections 382 and 383 of the Code is complex and requires significant judgment. The extent to which our ability to utilize our NOLs and tax credits is limited as a result of such an ownership change depends on many variables, including the value of our stock at the time of the ownership change. We determined that an ownership change with respect to the Company occurred on the date of the Topgolf merger. In addition, Topgolf experienced an ownership change subsequent to the Topgolf merger. As such, we are subject under Sections 382 and 383 of the Code to a limitation on the utilization of our NOLs and tax credits. However, these limitations are not expected to have any material impact on us. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which changes are outside of our control. We continue to monitor changes in our ownership. If any further ownership change were to occur in any three-year period and we were limited in the amount of NOLs and tax credits we could use to offset taxable income or liability for income taxes, our results of operations and cash flows may be adversely impacted.
In addition, our NOLs and tax credits acquired in the Topgolf merger are presently expected to be subject to “separate return limitation year” limitations. Separate return limitation year NOLs and tax credits can only be used in years that both the consolidated group and the entity that created such NOLs and tax credits have taxable income or income tax liabilities, which may significantly limit our ability to utilize such NOLs and tax credits in the future.

Our obligations and certain financial covenants contained under our existing credit facilities expose us to risks that could materially and adversely affect our liquidity, business, operating results, financial condition and limit our flexibility in operating our business, including the ability to make any dividend or other payments on our capital stock.
Our primary revolving credit facility is a senior secured asset-based revolving credit facility (as amended, the “ New ABL Facility”), comprised of a U.S. facility, a German facility, a Canadian facility and a United Kingdom/Dutch facility, in each case subject to borrowing base availability under the applicable facility. We also maintain a Japan revolving credit facility, subject to borrowing base availability (as amended, the “2022 Japan ABL Credit Facility”). The amounts outstanding under the New ABL Facility are secured by a first priority lien on certain assets, including cash (to the extent pledged by us), certain intellectual property, certain eligible real estate, inventory and accounts receivable of the Company and its subsidiaries in the United States, Germany, Canada, the Netherlands and the United Kingdom (other than certain excluded subsidiaries) and a second-priority lien on substantially all of the Company’s and its subsidiaries’ other assets. The amounts outstanding under the 2022 Japan ABL Credit Facility are secured by certain assets, including eligible inventory and eligible accounts receivable. The maximum availability under the New ABL Facility fluctuates with the general seasonality of the business, and increases and decreases with the changes in our and our applicable subsidiaries’ assets that are included in the applicable borrowing base, including certain inventory and account receivable balances, pledged cash, certain intellectual property and certain eligible real estate.
In addition to the revolving and ABL facilities described above, we are also the borrower under a senior secured term loan B facility (as amended, the “2023 Term Loan B”) that is guaranteed by our U.S. subsidiaries (other than certain excluded subsidiaries). The 2023 Term Loan B is secured by a first-priority lien on the assets of the obligors thereunder (other than those for which the New ABL Facility has a first-priority lien and certain excluded assets), and a second-priority lien on the assets for which the New ABL Facility has a first-priority lien.
The New ABL Facility, the 2022 Japan ABL Credit Facility and the 2023 Term Loan B (collectively, the “Facilities”) include certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, dividends, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Such limitations include restrictions on the amount we can pay in annual cash dividends, including meeting certain restrictions on the amount of additional indebtedness and, in the case of the New ABL Facility, requirements to maintain a certain fixed charge coverage ratio under certain circumstances. If we experience a decline in revenues or adjusted EBITDA, we may have difficulty paying interest and principal amounts due on our Facilities or other indebtedness and meeting certain of the financial covenants contained in the New ABL Facility. If we are unable to make required payments under any of the Facilities, or if we fail to comply with the various covenants and other requirements of any of the Facilities or other indebtedness, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, which may also result in a cross-default under other Facilities or other indebtedness. Any default under any of the Facilities or other indebtedness could have a significant adverse effect on our liquidity, business, operating results and financial condition and ability to make any dividend or other payments on our capital stock. See Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the terms of the New ABL Facility, the 2022 Japan ABL Credit Facility and the 2023 Term Loan B.
Our ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for our products and services, foreign currency exchange rates and other risks and uncertainties applicable to us and our business. No assurances can be given that we will be able to generate sufficient operating cash flows in the future or maintain or grow our existing cash balances. If we are unable to generate sufficient cash flows to make our required payment obligations under the Facilities or to fund our business, we will need to increase our reliance on our New ABL Facility for needed liquidity. If our New ABL Facility is not then available or sufficient and we are not able to secure alternative financing arrangements, our future operations would be materially, adversely affected.
We may need to raise additional funds from time to time through public or private debt or equity financings in order to execute our growth strategy.
We may need to raise additional funds from time to time in order to take advantage of opportunities, including the expansion of our business or the acquisition of complementary products, technologies or businesses; develop new products or expand existing lines of business, including the opening of new Topgolf venues; or respond to competitive pressures.

With respect to our Topgolf business in particular, our ability to fund the construction and opening of new Topgolf venues may depend on our ability to fund or otherwise secure financing for the associated development costs. We have historically financed the construction of venues through third-party developer or real estate financing companies. In these cases, while we are still required to fund a portion of venue development costs ourselves, our financing partner will purchase or lease the land and fund a majority of venue development costs during and after construction, which reduces our required capital outlay. Should these or similar financing arrangements become less available to us in the future, whether due to changes in relationships with financing partners, legal, regulatory or other changes, including the availability of sufficient amounts of financing and conditions in the global financing markets and our prospects and credit ratings, that make these financing arrangements less attractive to them or any other reason, our growth prospects would be materially and adversely affected. In addition, in cases where we are not able to finance venue construction through one of our financing partners, we will be required to fund the full amount of venue development costs ourselves. If we are unable to finance the construction and development of new venues on acceptable terms or at all, or if we or our financing partners default on our or their respective obligations to fund construction, we could be required to delay, significantly curtail or eliminate planned openings of additional Topgolf venues, which could have a material adverse effect on our business, financial condition and results of operations.
There can be no guarantee that we will be able to timely secure financing on favorable terms, or at all, for any of the foregoing purposes. Any capital raised through the sale of equity or securities convertible into equity will dilute the percentage ownership of holders of our common stock. Capital raised through debt financing would require us to make periodic interest payments and may impose restrictive covenants on the conduct of our business. Furthermore, additional financings may not be available on terms economically favorable to us, or at all, especially during periods of adverse economic conditions, which could make it more difficult or impossible for us to obtain funding for the operation of our business, for making additional investments in product development and for repaying outstanding indebtedness. A failure to obtain any necessary additional funding could prevent us from making expenditures that may be required to grow our business or maintain our operations.
Increases in interest rates could increase the cost of servicing our indebtedness and have an adverse effect on our results of operations and cash flows.
Our indebtedness outstanding under certain of our credit facilities, including the New ABL Facility, the 2022 Japan ABL Credit Facility and the 2023 Term Loan B, bears interest at variable rates. As a result, increases in interest rates increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. Increased interest rates could also make it difficult for us to obtain financing at attractive rates, which could adversely impact our ability to execute our growth strategy or future acquisitions. Additionally, rising interest rates could have a dampening effect on overall economic activity, which could have an adverse effect on our business.
Goodwill and intangible assets represent a significant portion of our total assets, and any impairment of these assets could negatively impact our results of operations and shareholders’ equity.
Our goodwill and intangible assets consist of goodwill from acquisitions, trade names, trademarks, service marks, trade dress, patents and other intangible assets. Accounting rules require the evaluation of our goodwill and intangible assets with indefinite lives for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators include a sustained decline in our stock price or market capitalization, adverse changes in economic or market conditions or prospects, and changes in our operations.
An asset is considered to be impaired when its carrying value exceeds its fair value. We determine the fair value of an asset based upon the discounted cash flows expected to be realized from the use and ultimate disposition of the asset. If in conducting an impairment evaluation we determine that the carrying value of an asset exceeded its fair value, we would be required to record a non-cash impairment charge for the difference between the carrying value and the fair value of the asset. If a significant amount our goodwill and intangible assets were deemed to be impaired, our results of operations and shareholders’ equity would be significantly adversely affected.

General Risk Factors
Our insurance policies may not provide adequate levels of coverage against all claims and we may incur losses that are not covered by our insurance.
We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. We carry various types of insurance, including general liability, auto liability, business interruption, workers’ compensation and excess umbrella, from highly-rated insurance carriers. Market forces beyond our control could limit the scope of the insurance coverage that we can obtain in the future or restrict our ability to buy insurance coverage at reasonable rates. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any deductible and/or self‑insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks. In the event of a substantial loss, the insurance coverage that we carry may not be sufficient to compensate us for the losses we incur or any costs for which we are responsible.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our financial condition and results of operations could be adversely affected.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 7. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition; allowance for doubtful accounts; inventories; long-lived assets, goodwill and non-amortizing intangible assets; warranty policy; income taxes and provisional estimates due to the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017; share-based compensation; and foreign currency translation. Our financial condition and results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a global incident response plan.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

•a cybersecurity team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers and software, where appropriate, to monitor, assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees;
•a global incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers and suppliers.
We have not identified risks from known cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. However, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Refer to “Item 1A. Risk Factors”, including “Cybersecurity incidents, including cyber-attacks, unauthorized access to, or accidental disclosure of, personal information including payment card information, that we or our vendors collects or stores on our behalf may result in significant expense and negatively impact our reputation and business,” for additional discussion about our cybersecurity risks.
Cybersecurity Governance
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.
The Audit Committee receives reports from management on our cybersecurity risks, typically at least twice per year. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives briefings from management on our cyber risk management program.
Our management team, including the leaders of our Global Information Technology and Information Security and Information Technology Compliance organizations, are responsible for assessing and managing our material risks from cybersecurity threats, including the primary responsibility for our overall cybersecurity risk management program, and supervision of both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team has over 90 years of combined experience in cybersecurity, risk, and compliance, and includes members with multiple cybersecurity and compliance certifications such as Certified Information Systems Security Professional (CISSP) from ISC2, Certified Information Systems Manager (CISM) from ISACA, Certified Information Systems Auditor (CISA) from ISACA, Security+ and Network+ from the Computing Technology Industry Association (CompTIA), Certified Ethical Hacker (C|EH) from EC-Council, and other technology certifications.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants we engage; and alerts and reports produced by security tools deployed in the IT environment.
Item 2.    Properties
We conduct our business operations in both owned and leased properties. Our principal properties include executive offices, golf club assembly, golf ball manufacturing, warehousing and distribution, sales offices, and Topgolf venues.
Our principal executive offices are located in Carlsbad, California. We own two buildings that are utilized in our Carlsbad operations, which include our corporate offices, research and development, pro-tour club assembly, and our performance center.
We lease a majority of our primary offices utilized by our wholly-owned subsidiaries for the sale of our products in the United States and internationally located in the United Kingdom, Germany, Japan, Korea, China, Australia, Canada, and India.

We also lease various retail locations for the sale of our products. In the United States, we lease 45 retail locations for the sale of our TravisMathew-branded products. In Germany and throughout Europe as well as in China, we lease over 157 retail locations for the sale of our Jack Wolfskin-branded products. We also lease over 24 retail locations in Japan for the sale of Callaway-branded products, in addition to four locations for the sale of Jack Wolfskin products and four locations for the sale of TravisMathew products. In total we have 161 Jack Wolfskin retail locations, 49 TravisMathew retail locations, and 24 Callaway retail locations.
As of December 31, 2023, we had 93 Company-owned and operated venues, including 88 Topgolf venues and one acquired venue throughout the United States, and four Topgolf venues in the United Kingdom. Of the 93 Company-operated venues, over 80% are leased properties. We also lease four office spaces in Dallas, Texas, San Francisco, California, Chertsey, United Kingdom, and Stockholm, Sweden and three warehouses in Wood Dale, Illinois, Shepperton, United Kingdom, and New Castle, Australia. See “Part I, Item 1. Business Topgolf” for further details.
We lease our golf ball manufacturing plant in Chicopee, Massachusetts and golf club manufacturing facility in Monterrey, Mexico, and our distributions centers in Austin, Texas, Fort Worth, Texas, Swindon, England and Hamburg, Germany.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The symbol for our common stock is “MODG.” As of January 31, 2024, the number of holders of record of our common stock was 4,347.
Dividends are subject to liquidity, capital availability and quarterly determinations that cash dividends are in the best interests of our shareholders, and may be affected by, among other items, our views on potential future capital requirements, projected cash flows and needs, changes to our business model, and certain restrictions limiting dividends imposed by our ABL facilities (See Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K). In August 2020, as part of our effort to manage costs and capital allocation most efficiently, we announced the cessation of our quarterly dividends and we do not anticipate paying dividends in the foreseeable future.
The following graph presents a comparison of the cumulative total shareholder return of our common stock since December 31, 2018 to two indices: the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 1500 Consumer Discretionary Index (“S&P 1500 Consumer Discretionary”). The S&P 500 tracks the aggregate price performance of equity securities of 500 large-cap companies that are actively traded in the United States, and is considered to be a leading indicator of U.S. equity securities. The S&P 1500 Consumer Discretionary tracks the aggregate price performance of equity securities from companies included in the S&P 1500 Consumer Discretionary that are classified as members of the GICS® consumer discretionary sector. The graph assumes an initial investment of $100.00 at December 31, 2018 and reinvestment of all dividends in MODG stock on the dividend payable date.

	2018	2019	2020	2021	2022	2023
Topgolf Callaway Brands (NYSE: MODG)	$100.00	$138.62	$157.06	$179.50	$129.20	$93.81
S&P 500	$100.00	$128.88	$149.83	$190.13	$153.16	$190.27
S&P 1500 Consumer Discretionary	$100.00	$125.69	$165.47	$205.91	$131.20	$182.59
Our cumulative total shareholder return is based upon the closing prices of our common stock on December 31, 2018, 2019, 2020, 2021, 2022 and 2023 of $15.30, $21.20, $24.01, $27.44, $19.75 and $14.34, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
2022 Repurchase Program
On May 26, 2022, we announced that our Board of Directors authorized a $100.0 million share repurchase program (the “2022 Repurchase Program”) under which we are authorized to repurchase shares of our common stock in the open market or in private transactions, subject to our assessment of market conditions and buying opportunities. The repurchases will be made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors, and consistent with the terms of our credit facilities, which define the amount of stock that can be repurchased. The repurchase program does not require us to acquire a specific number of shares and it will remain in effect until completed or until terminated by the Board of Directors. During the fourth quarter of 2023, we repurchased 859,009 shares of our common stock under the 2022 Repurchase Program at a weighted average price per share of $13.93, for a total cost of $11.9 million, excluding commissions.
Payroll Tax Withholding
We may repurchase shares by withholding a portion of employee restricted stock unit awards and performance share unit awards in order to satisfy payroll tax withholding obligations in connection with the vesting and settlement of such awards. The repurchases of these awards in order to satisfy the payroll tax withholding obligations are not considered purchases of shares of common stock under any of our publicly announced repurchase programs.
The following table summarizes our share repurchases during the fourth quarter of 2023. Our repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended December 31, 2023
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
October 1, 2023 – October 31, 2023	444	$13.06	—	$65,608,579
November 1, 2023 – November 30, 2023	4,245	11.47	—	65,608,579
December 1, 2023 – December 31, 2023	859,009	13.93	859,009	53,667,485
Total	863,698	$13.92	859,009	$53,667,485
Other than shares repurchased under the 2022 Repurchase Program, during the fourth quarter of 2023, we repurchased 4,689 shares of our common stock at an average cost per share of $11.62, for a total cost of $0.1 million, which were related to shares withheld to satisfy payroll tax withholding obligations as described above.
Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the section “Important Notice to Investors Regarding Forward-Looking Statements” that appear herein. This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions related to 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023.
Critical Accounting Estimates
Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates and assumptions on historical experience and other assumptions that we believe are reasonable under the circumstances at that time. Actual results may differ from these estimates under different assumptions or circumstances. We review our estimates on an ongoing basis to ensure that changes in our business and new information is appropriately reflected as it becomes available.
We believe the critical accounting estimates discussed below affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. For a complete discussion of all of our significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Form 10-K.
Sales Programs
The amount of revenue we recognize is based on the amount of consideration we ultimately expect to receive from customers, which involves certain estimates and assumptions, including estimates for sales returns as well as estimates for our short-term sales programs, sales promotions and price concessions. These estimates are based on amounts earned or expected to be claimed by customers on the related sales.
We record an estimate for anticipated returns at the time the sale is recognized. This estimate is based on historical returns data as well as current economic trends, changes in customer demands and the sell-through of products. If actual sales returns are significantly different than the recorded estimated amount, we may be exposed to material losses or gains. Assuming there had been a 10% increase over the recorded estimated sales returns reserve for the year ended December 31, 2023, pre-tax income would have decreased by approximately $5.6 million, net of the cost recovery of inventory.
Sell-through promotions such as price reductions and price concessions are short-term sales programs that are generally offered throughout the product’s life cycle, which is approximately two years, and are generally offered at the end of the product’s life cycle. We calculate an estimated rate related to these programs which is based on a combination of historical and forecasted data. We record a reduction to net revenues using this rate at the time of the sale and monitor this rate against actual results and forecasted estimates. Adjustments to the rate are made as necessary in order to reflect the amount of consideration we expect to receive from our customers. If the actual amount of variable consideration is significantly different than our accrued estimates, we may be exposed to adjustments to revenue that could be material. Assuming there had been a 10% increase in the rate used to record sales program incentives, pre-tax income for the year ended December 31, 2023 would have decreased by approximately $2.2 million.

Excess and Obsolescence Reserves
Inventories are recorded at the lower of cost or net realizable value, which includes a reserve for excess, obsolete and/or unmarketable inventory. We estimate this reserve based upon current inventory levels, sales trends and historical experience as well as our estimates of market conditions and forecasts of future product demand, all of which are subject to change. In addition, we consider inventory aging, forecasted consumer demand and pricing, regulatory (USGA and R&A) rule changes, the promotional environment and technological obsolescence, all of which require a significant amount of assumptions and judgment. If these estimates are inaccurate or change, we may be exposed to adjustments to our inventory reserve which could materially impact our operating results. Assuming there had been a 10% increase in the inventory reserve for the year ended December 31, 2023, pre-tax income would have decreased by approximately $2.3 million.
Business Combinations
We apply the guidance within Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, when accounting for our acquisitions to determine whether a transaction is the acquisition of assets, or the acquisition of a business on the date of the acquisition. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Additionally, the acquisition of a business requires us to make significant estimates and judgements when assigning fair value to any assets and liabilities assumed. We may use, amongst other things, certain estimates related to expected future revenues, growth rates, cash flows, discount rates and uncertain tax positions and valuation allowances to assign a value to certain acquired assets. If we receive new information within the twelve month allowable measurement period about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date, we may adjust the purchase price allocation in the reporting period in which the amounts are determined. Any subsequent adjustments recorded after the conclusion of the allowable twelve month measurement period or final determination of the values of assets acquired or liabilities assumed are recorded to our consolidated statements of operations.
Our estimates of fair value are based upon assumptions we believe to be reasonable at that time, but which are inherently uncertain and unpredictable. As a result, actual results may differ from estimates.
Impairment of Goodwill and Intangible Assets
In accordance with FASB ASC 350, Intangibles—Goodwill and Other, we evaluate the recoverability of our goodwill and indefinite-lived intangible assets at least annually or more frequently whenever indicators are present that the carrying amounts of these assets may not be fully recoverable. To determine fair value, we use discounted cash flow estimates, quoted market prices, royalty rates when available and independent appraisals as appropriate. These estimates are subjective in nature and involve significant uncertainties and judgements. We use our best judgment based on current facts and circumstances related to our business when making these estimates, however, if actual results are not consistent with our estimates and assumptions used in calculating future cash flows and asset fair values, we may be exposed to impairment losses that could be material. An impairment loss is measured as the excess of the carrying amount of the asset over its estimated fair value. An impairment loss is recorded as a reduction to the carrying value of the asset and a charge to earnings in the period in which the impairment loss occurred.
We perform our goodwill impairment assessment at the reporting unit level using a combination of an income approach and a market approach. The income approach valuation method requires us to make projections of revenue, gross margin, operating expenses, and working capital over a multi-year period, and also includes weighted average cost of capital estimates, which reflect the relative risk of an investment. The market approach valuation method determines fair value by utilizing earnings multiples of comparable public companies or interests, which reflect the market in which each relative reporting unit operates, as well as recent comparable market transactions.
As a result of our goodwill impairment assessment performed as of December 31, 2023, no goodwill impairments were necessary during 2023, and there was a significant cushion between the fair value of our goodwill and its related carrying value. We will continuously monitor each of our reporting units for any risk of future impairments which may occur if our current expectations of prospective results of operations, which may be influenced by market conditions and other factors, change.

For our indefinite-lived intangible assets, which primarily consist of our trade names, we estimate fair value based on an income approach using the relief-from-royalty method which assumes that, in lieu of ownership, a third-party would be willing to pay a royalty in order to derive a benefit from the trade name. This approach includes reviewing current licensing agreements, market benchmarking and performing branded product profitability assessments, among other factors, to assign an estimated royalty rate. Once a royalty rate is assigned, a discount rate is applied to the estimated future cash flows of the asset in order to determine the fair value of the trade names. As a result of our intangible asset impairment assessment performed as of December 31, 2023, we determined that the fair value of our intangible assets exceeded their relative carrying values, therefore, no intangible asset impairments were necessary during the current year.
Income Taxes
Our income tax provision/benefit and related income tax assets and liabilities are based on a combination of actual and expected future income, U.S. federal and foreign statutory income tax rates, and tax regulations and planning opportunities in the jurisdictions in which we operate. Significant judgement is required when interpreting the applicable tax laws and regulations in such jurisdictions, evaluating our uncertain tax positions, and assessing the likelihood of realizing tax benefits. We accrue an amount for our estimate of additional tax liability, including interest and penalties in income tax provision, for any uncertain tax positions taken or expected to be taken in an income tax return. We review and update the accrual for uncertain tax positions as more definitive information becomes available. Actual results could differ from those judgements, and changes in judgements could materially affect our consolidated financial statements.
Certain income and expense items are accounted for differently for financial reporting and income tax purposes where tax regulations may require certain items to be included in our tax return at different times than when these items may be reflected in our financial statements. As a result, the income tax provision or benefit reflected in our consolidated statements of operations may differ from our tax returns filed with the applicable taxing authorities. These differences may be permanent or temporary, depending on their nature and the applicable tax regulations related to them, and as such, may create deferred income tax assets and liabilities, which are recognized on our consolidated balance sheet. Deferred income tax assets generally represent items that can be used as a tax deduction or credit in future tax returns for which we have already recorded a tax benefit in our consolidated statements of operations. We may record a valuation allowance to reduce our deferred income tax assets if, based on all available evidence, we believe that some portion of the tax benefit is not expected to be realized.
For further information, see Note 12. “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 2. “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Form 10-K, which is incorporated herein by this reference.
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with GAAP, we have also included supplemental information concerning our financial results on a non-GAAP basis. This non-GAAP information includes the following:
•A constant currency measure on net revenues in order to demonstrate the impact of foreign currency fluctuations on our results. This information represents an estimate for comparative purposes and is calculated by taking current period local currency results and translating them into U.S. dollars based on the foreign currency exchange rates for the applicable comparable prior period.
•Net income and diluted earnings per share excluding certain non-cash and non-recurring charges, as further detailed below.
•Same venue sales, which is defined as sales for the comparable Topgolf venue base, which includes Company-operated venues with at least 24 full fiscal months of operations as of the year of comparison.

We have included information in this report to reconcile non-GAAP information for the periods presented to the most directly comparable GAAP information. We use such non-GAAP information for financial and operational decision-making purposes and as a means to evaluate the underlying performance of our business and in forecasting our business. Non-GAAP information in this report should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP, and may also be inconsistent with the manner in which similar measures are derived or used by other companies. We believe that the presentation of such non-GAAP information, when considered in conjunction with the most directly comparable GAAP information, provides additional useful information for investors in their assessment of the underlying performance of our business.
Current Economic Conditions
Macroeconomic Factors
Our products and services are considered to be non-essential items and are therefore discretionary purchases for consumers. In addition, our Topgolf venues business also depends on corporate discretionary spending relative to its leisure and entertainment-based offerings. As a result, the demand for our products and services is highly sensitive to macroeconomic pressures. Such pressures could result in a decline in general consumer and corporate discretionary spending and as such, demand for our products and services may decline. While we generally try to mitigate the impact of such macroeconomic factors by closely monitoring changes in consumer retail spending behavior and through the implementation of various strategic initiatives, the continued fluctuation of these trends may have an adverse impact on our operating results depending on the severity and length of the changes.
Foreign Currency
A significant portion of our business is conducted outside of the United States in currencies other than the U.S. dollar. Therefore, we enter into foreign currency forward contracts to mitigate the effects that changes in foreign currency rates may have on our financial results. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency rates in the short-term, they do not eliminate those effects, which can be significant, and they do not mitigate their effects over the long-term. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies and (iii) the mark-to-market adjustments of our foreign currency forward contracts. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct business. Fluctuations in foreign currencies had an unfavorable impact on international net revenues of $25.7 million for the year ended December 31, 2023, relative to the same period in the prior year, on a constant currency basis.
Supply Chain
During most of 2022, we experienced longer than normal lead times on inventory shipments due to global supply chain challenges. Due to these challenges, we changed the timing and method of our inventory purchases in order to meet the heightened demand for our golf equipment and apparel products, as well as manage capacity at our suppliers. After making these changes, inventory shipment timing and supply chain channels improved globally, leading to the receipt of inventory orders for our planned 2023 product launches earlier than anticipated, which resulted in increased inventory levels late in 2022 and early in 2023. Since December 31, 2022, our total inventory has decreased by $164.8 million.
Inflation
The recent increase in inflation partially contributed to the increase in the cost of our products as well as operating costs. While we were generally able to offset these inflationary pressures by increasing the price of our products and services, the length and severity of these conditions are unpredictable, and should conditions persist and/or worsen, such inflationary pressures may have an adverse effect on our operating expenses. Further, we may not be able to offset these increased costs through price increases. As a result, our cash flows and results of operations could be adversely affected.

Segment and Related Information
Our products, services and brands are reported under three operating segments: Topgolf, which includes the operations of our Topgolf business; Golf Equipment, which includes the operations of our golf clubs and golf balls business; and Active Lifestyle, which includes the operations of our soft goods business marketed under the Callaway, TravisMathew, Jack Wolfskin and OGIO brand names. For further detail related to our operating segments, products and seasonality, see “Part I, Item 1. Business – Overview” in this Form 10-K.
Results of Operations
Years Ended December 31, 2023 and 2022
Net Revenues
Net revenues by operating segment for the year ended December 31, 2023 as compared to the year ended December 31, 2022 were as follows (in millions, except percentages):

	Year Ended December 31,		Increase/(Decrease)		Non – GAAP Constant Currency Growth
	2023	2022	Amount	Percent	Percent
Net revenues:
Topgolf	$1,761.0	$1,549.0	$212.0	13.7%	13.7%
Golf Equipment	1,387.5	1,406.6	(19.1)	(1.4)%	0.1%
Active Lifestyle	1,136.3	1,040.1	96.2	9.2%	9.7%
Total net revenues	$4,284.8	$3,995.7	$289.1	7.2%	7.9%
The $289.1 million (7.2%) increase in total net revenues was primarily related to the addition of new venues in our Topgolf operating segment and marketplace expansion in our Active Lifestyle operating segment, primarily related to our TravisMathew and Jack Wolfskin businesses. These increases were partially offset by a decrease in our Golf Equipment operating segment, which was primarily due to higher sales in 2022 related to a post-pandemic inventory fill-in at retail which did not recur in 2023 combined with the impact from unfavorable foreign currency exchange rates. The decreases in our Golf Equipment operating segment were partially offset by an increase in golf ball sales primarily related to the 2023 launch of Supersoft and ERC Soft golf ball product lines.
Net revenues by major geographic region for the year ended December 31, 2023 as compared to the year ended December 31, 2022 were as follows (in millions, except percentages):

	Year Ended December 31,		Increase/(Decrease)		Non-GAAP Constant Currency Growth
	2023	2022	Amount	Percent	Percent
Net revenues:
United States	$3,081.4	$2,798.0	$283.4	10.1%	10.1%
Europe	540.6	537.4	3.2	0.6%	(1.0)%
Asia	531.9	545.4	(13.5)	(2.5)%	2.7%
Rest of World	130.9	114.9	16.0	13.9%	19.0%
Total net revenues	$4,284.8	$3,995.7	$289.1	7.2%	7.9%
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
United States
During the year ended December 31, 2023, net revenues in the United States increased $283.4 million (10.1%) compared to the year ended December 31, 2022. The increase was primarily due to the growth and continued expansion of our Topgolf and TravisMathew businesses.

Europe
During the year ended December 31, 2023, net revenues in Europe increased $3.2 million (0.6%) compared to the year ended December 31, 2022. The increase was primarily driven by favorable foreign currency impacts in addition to growth in our Jack Wolfskin business and increased sales at our international Topgolf venues, partially offset by a decrease in golf club sales in our Golf Equipment business.
Asia
During the year ended December 31, 2023, net revenues in Asia decreased $13.5 million (2.5%) compared to the year ended December 31, 2022. The decrease was primarily due to the unfavorable foreign currency exchange impacts in Japan combined with softer demand in the apparel market in various parts of Korea. These decreases were partially offset by increases related to market expansion and direct to consumer growth in the Jack Wolfskin business.
Rest of World
During the year ended December 31, 2023, net revenues in Rest of World increased $16.0 million (13.9%) compared to the year ended December 31, 2022. The increase was primarily due to strong performance in Canada for our Golf Equipment and Active Lifestyle products, partially offset by the unfavorable foreign currency impacts.
Costs and Expenses (in millions, except percentages)

	Year Ended December 31,		Increase/(Decrease)
	2023	2022	Amount	Percent
Costs and expenses:
Cost of products	$1,443.9	$1,400.6	$43.3	3.1%
Cost of services, excluding depreciation and amortization	186.8	184.0	2.8	1.5%
Other venue expense	1,252.3	1,076.9	175.4	16.3%
Selling, general and administrative expense	1,036.6	970.6	66.0	6.8%
Research and development expense	101.6	76.4	25.2	33.0%
Venue pre-opening costs	25.9	30.4	(4.5)	(14.8)%
Total costs and expenses	$4,047.1	$3,738.9	$308.2	8.2%
Cost of Products
Our cost of products is variable in nature and fluctuates relative to sales volumes. Cost of products includes raw materials and component costs, direct labor and manufacturing overhead, inbound freight, duties and shipping charges, and retail merchandise costs for products sold in retail shops within Topgolf venue facilities. During the year ended December 31, 2023, cost of products increased $43.3 million (3.1%) as compared to the year ended December 31, 2022. The increases were primarily due to increased sales in our Active Lifestyle operating segment, partially offset by a decrease in sales in our Golf Equipment operating segment.
Cost of Services, Excluding Depreciation and Amortization
Our cost of services primarily consists of costs related to food and beverage sold at Topgolf venues and transaction fees related to in-app purchases within our WGT digital golf game. In addition, cost of services includes costs associated with Topgolf’s Toptracer license agreements that are primarily classified as sales-type leases. Food and beverage costs are variable in nature, fluctuate relative to sales volume, and are impacted by product mix and commodity pricing. Cost of services excludes employee costs as well as depreciation and amortization. The $2.8 million (1.5%) increase in cost of services for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to the opening of new Company-operated Topgolf venues.

Other Venue Expense
Other venue expenses consist of employee costs that directly support venue operations, rent and occupancy costs, property taxes, depreciation associated with assets at the venues, supplies, credit card fees and marketing expenses. Other venue expenses include both fixed and variable components and therefore do not directly correlate with revenue. During the year ended December 31, 2023, other venue expense increased $175.4 million (16.3%) as compared to the year ended December 31, 2022. The increase was primarily due to the addition of new Company-operated Topgolf venues, in addition to higher wages and planned increases in costs related to new marketing campaigns.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expenses primarily consist of non-venue employee costs, advertising and promotional expense, legal and professional fees, tour expenses, travel expenses, building and rent expenses, depreciation charges (excluding those related to manufacturing, distribution, and venue operations), amortization, and other miscellaneous expenses.
During the year ended December 31, 2023, SG&A expenses increased by $66.0 million (6.8%) as compared to the year ended December 31, 2022. The increase was primarily to support the continued growth and expansion of the overall business, and primarily included increases of $12.8 million in computer licenses and software costs, $11.4 million in restructuring and reorganization costs, $11.7 million in depreciation and amortization due to higher capital expenditures, $9.4 million in lease-related building expenses, $7.1 million in planned costs related to new marketing campaigns, and $5.4 million in employee costs due to an overall increase in wages and headcount, in addition to marginal increases in travel and entertainment, professional fees, various non-recurring costs, and other miscellaneous expenses.
Research and Development Expense
Research and development expenses are comprised of costs to design, develop, test or improve our products and technology, and primarily include employee costs of personnel engaged in research and development activities, research costs and depreciation expense. During the year ended December 31, 2023, research and development expense increased $25.2 million (33.0%) as compared to the year ended December 31, 2022. The increase was primarily due to an $11.7 million asset impairment charge related to the abandonment of the Shankstars media game, in addition to higher employee costs due to increased headcount, higher professional fees and additional non-recurring period costs related to the abandonment of Shankstars.
Venue Pre-Opening Costs
Venue pre-opening costs consist of costs associated with activities prior to the opening of new Company-operated Topgolf venues, as well as other costs that are not considered in the evaluation of ongoing venue performance. These are variable in nature and fluctuate based on the timing of an anticipated venue opening date, as well as the size and location of a particular Company-operated venue. During the year ended December 31, 2023, venue pre-opening costs decreased $4.5 million (14.8%) as compared to the year ended December 31, 2022, primarily due to the timing of venue openings combined with cost savings from operational efficiencies.
Other Income and Expense (in millions, except percentages)

	Year Ended December 31,		Increase/(Decrease)
	2023	2022	Amount	Percent
Other income and expenses:
Interest expense, net	$(210.2)	$(142.8)	$(67.4)	47.2%
Other income, net	7.3	27.9	(20.6)	(73.8)%
Total other expense, net	$(202.9)	$(114.9)	$(88.0)	76.6%

Interest expense, net increased $67.4 million (47.2%) during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to higher outstanding balances and increased interest rates on our term loans and senior secured asset-based revolving credit facilities, as well as an increase in deemed landlord financing (“DLF”) obligations and finance lease obligations for Topgolf.

Other income, net decreased by $20.6 million (73.8%) during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to the recognition of a $10.5 million non-cash loss to write-off unamortized deferred debt issuance and original discount costs in connection with our 2023 debt modification, combined with net decreases related to foreign currency transactions and hedging activity.
Income Taxes
Our income tax benefit increased $44.2 million to $60.2 million during the year ended December 31, 2023 as compared to $16.0 million in 2022. As a percentage of pre-tax income, our effective tax rate for the year ended December 31, 2023 decreased to (173.0)% compared to (11.3)% in 2022. Our effective tax rate for the year ended December 31, 2023 and 2022 was impacted by the reversal of a significant portion of the valuation allowances on our deferred tax assets and other nonrecurring items. Excluding the valuation allowance release and other non-recurring items, our effective tax rate would have been 14.4% and 15.5% for the years ended December 31, 2023 and 2022, respectively. For further discussion on our income taxes, see Note 12. “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.
Net Income, Diluted Earnings Per Share and Reconciliation of Non-GAAP Measures
The following table presents a reconciliation of our GAAP results for the years ended December 31, 2023 and 2022 to our non-GAAP results for the same periods (in millions, except per share information):

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Net Income	Diluted earnings per share(4)	Net Income	Diluted earnings per share(4)
GAAP	$95.0	$0.50	$157.9	$0.82
Less: Non-Cash Acquisition Amortization and Depreciation(1)	(19.4)	(0.10)	(21.8)	(0.11)
Less: Non-Recurring Items(2)	(36.9)	(0.18)	(12.9)	(0.06)
Less: Tax Valuation Allowance(3)	58.3	0.29	34.4	0.17
Non-GAAP	$93.0	$0.49	$158.2	$0.82
Diluted Weighted-Average Shares Outstanding		201.1		201.3

(1) Includes the amortization and depreciation of acquired intangible assets and purchase accounting adjustments.
(2) 2023 amounts primarily include $12.7 million in total charges related to the impairment and abandonment of the Shankstars media game in the Topgolf segment, $12.3 million of total reorganization costs in the Topgolf and Active Lifestyle segments, $13.7 million in total charges related to our 2023 debt modification, $4.2 million in IT integration and implementation costs primarily related to the Topgolf merger, and $2.4 million in costs related to a cybersecurity incident. 2022 amounts primarily include $5.7 million in non-cash asset write-downs related to the suspension of our Jack Wolfskin retail operations in Russia and the closure of a pre-merger Topgolf concept location, $5.9 million in IT integration and implementation costs primarily related to the Topgolf merger, $3.6 million in legal and credit agency fees related to a postponed debt refinancing, and $0.9 million for reorganization expenses.

(3) Related to the release of tax valuation allowances that were recorded in connection with the merger with Topgolf.
(4) Diluted Earnings per share calculated using the if-converted method, which excludes interest expense related to the Convertible Notes from the calculation of net income.
Net income and diluted earnings per share for the year ended December 31, 2023 were $95.0 million and $0.50 per share, respectively, as compared to $157.9 million and $0.82 per share, respectively, for the year ended December 31, 2022. The decrease in net income was primarily due to a decrease in income from operations in addition to an increase in other expense, net, partially offset by a higher income tax benefit in the current period.
On a non-GAAP basis, excluding the items described in the table above, our net income and diluted earnings per share for the for the year ended December 31, 2023 would have been $93.0 million and $0.49 per share, respectively, compared to $158.2 million and $0.82 per share, respectively, for the same period in 2022. The decrease in non-GAAP net income was primarily due to an increase in other expense, net, primarily due to higher interest expense, partially offset by a decrease in the income tax provision combined with an increase in income from operations.

Operating Segment Results for the Years Ended December 31, 2023 and 2022 (in millions, except percentages)

	Year Ended December 31,		Increase/(Decrease)		Non-GAAP Constant Currency Growth vs. 2022(1)
	2023	2022	Dollars	Percent	Percent
Net revenues:
Venues	$1,692.6	$1,477.1	$215.5	14.6%	14.6%
Other Topgolf business lines	68.4	71.9	(3.5)	(4.9)%	(4.0)%
Topgolf	1,761.0	1,549.0	212.0	13.7%	13.7%
Golf clubs	1,073.5	1,097.1	(23.6)	(2.2)%	(0.5)%
Golf balls	314.0	309.5	4.5	1.5%	2.2%
Golf Equipment	1,387.5	1,406.6	(19.1)	(1.4)%	0.1%
Apparel	713.2	631.7	81.5	12.9%	13.5%
Gear, accessories, & other	423.1	408.4	14.7	3.6%	3.8%
Active Lifestyle	1,136.3	1,040.1	96.2	9.2%	9.7%
Total net revenues	$4,284.8	$3,995.7	$289.1	7.2%	7.9%

Segment operating income:
Topgolf	$108.8	$76.8	$32.0	41.7%
Golf Equipment	193.3	251.4	(58.1)	(23.1)%
Active Lifestyle	117.0	77.4	39.6	51.2%
Total segment operating income	419.1	405.6	13.5	3.3%
Reconciling Items(2)	(181.4)	(148.8)	(32.6)	21.9%
Total operating income	237.7	256.8	(19.1)	(7.4)%
Interest expense, net	(210.2)	(142.8)	(67.4)	47.2%
Other income, net	7.3	27.9	(20.6)	(73.8)%
Income before income taxes	$34.8	$141.9	$(107.1)	(75.5)%

(1) Calculated by applying 2022 exchange rates to 2023 reported sales in regions outside the U.S.
(3) Reconciling items include corporate general and administrative expenses not utilized by management in determining segment profitability, including non-cash amortization expense of intangible assets in connection with the acquisitions and non-recurring costs.

Topgolf
During the year ended December 31, 2023, Topgolf segment operating income increased $32.0 million (41.7%) as compared to the same period in 2022. The increase was primarily due to higher revenues from the continued opening of new Company-owned and operated venues in addition to gross margin improvements and operational efficiencies at the venues. The increase in segment operating income was partially offset by higher advertising and promotional costs for national Topgolf marketing campaigns.
Golf Equipment
During the year ended December 31, 2023, Golf Equipment segment operating income decreased $58.1 million (23.1%) as compared to the same period in 2022. The decrease was primarily due to lower revenues and production volumes in 2023 as a result of a post-pandemic inventory fill-in at retail in 2022, which did not recur in 2023, and resulted in expected lower production volumes in the second half of 2023 and unfavorable cost absorption, combined with a return to a normalized promotional environment in 2023 and the unfavorable impact of changes in foreign currency exchange rates. In addition, Golf Equipment segment operating expenses increased by $16.4 million, primarily related to increases in advertising and promotional expense and other infrastructure and employee related costs.
Active Lifestyle
During the year ended December 31, 2023, Active Lifestyle segment operating income increased $39.6 million (51.2%) as compared to the same period in 2022 primarily driven by an increase in revenues and gross margin improvements due to a higher mix of direct-to-consumer sales and lower freight costs. These increases were partially offset by higher operating expenses to support the growth of the TravisMathew and Jack Wolfskin businesses.

Financial Condition
Our cash and cash equivalents increased $213.3 million to $393.5 million at December 31, 2023 from $180.2 million at December 31, 2022. The increase in cash and cash equivalents was primarily related to net cash provided by financing activities of $375.8 million, including proceeds from lease financing, and cash provided by operating activities of $364.7 million, partially offset by cash used in investing activities of $542.9 million, primarily for capital expenditures. During the year ended December 31, 2023, we used our cash and cash equivalents in addition to proceeds received from our financing and operating activities to fund our operations and invest in the expansion of the Topgolf business and other capital expenditures. We believe that our existing funds and existing sources of and access to capital and any future financings, as necessary, are adequate to fund our future operations. For further information related to our financing arrangements, see Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in Part IV, Item 15 and “Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K.
Our accounts receivable balance fluctuates throughout the year as a result of the general seasonality of our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, accounts receivable are generally the highest during the first and second quarters during the seasonal peak in the golf industry, and generally decline significantly during the third and fourth quarters as a result of an increase in cash collections combined with lower seasonal sales. Our Active Lifestyle accounts receivable balances are generally higher during the third and fourth quarters, primarily due to the seasonal concentration of sales for the Jack Wolfskin business during the fall and winter seasons. Our Topgolf venue business primarily records revenue and collects payment at point-of-sale, therefore, Topgolf’s accounts receivable balance is lower than our other business segments. As of December 31, 2023, our net accounts receivable increased $33.2 million to $200.5 million from $167.3 million as of December 31, 2022. The increase is primarily due to an increase in net sales in the fourth quarter of 2023 compared to the same period in 2022, combined with a shift in the timing of sales in the fourth quarter of 2023, which were higher in December compared to 2022.
Our inventory balance fluctuates throughout the year as a result of the general seasonality of certain operating segments within our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, the buildup of inventory generally begins during the fourth quarter and continues into the first quarter and beginning of the second quarter in order to meet increased demand during the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Active Lifestyle inventory levels start to increase during the second quarter and continue to increase into the third and fourth quarters primarily due to the seasonal nature of our Jack Wolfskin business, whose products are significantly geared towards the fall and winter seasons. Topgolf is primarily a services business with lower inventory balances than our other business segments, with the inventory balances primarily consisting of food and beverage as well as retail merchandise and Toptracer inventory. Our inventory decreased by $164.8 million to $794.4 million as of December 31, 2023 compared to $959.2 million as of December 31, 2022. The decrease was primarily due to improvements in supply chain timing in the back half of 2022 leading to the receipt of inventory orders for our planned 2023 product launches earlier than anticipated, which resulted in increased inventory levels late in 2022 and early in 2023. Since December 31, 2022, our total inventory has decreased by $164.8 million.
Liquidity and Capital Resources
Liquidity
Our principal sources of liquidity consist of our existing cash balances, funds expected to be generated from operations and funds from our credit facilities. Based upon our current cash balances, our estimates of funds expected to be generated from operations, as well as from current and projected availability under our current or future credit facilities, we believe that we will be able to finance current and planned operating requirements, capital expenditures, required debt repayments and contractual obligations and commercial commitments for at least the next 12 months from the issuance date of this Form 10-K.

Our ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for our products, supply chain challenges, price inflation, foreign currency exchange rates, and other risks and uncertainties applicable to us and our business (see “Risk Factors” contained in Part I, Item 1A in this Form 10-K). As of December 31, 2023, we had $742.6 million in cash and availability under our credit facilities, which is an increase of $327.3 million or 78.8% compared to December 31, 2022. Information about our credit facilities and long-term borrowings is presented in Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K and is incorporated herein by this reference.
On March 16, 2023, we completed a comprehensive plan to refinance and modify our capital structure in order to extend our debt maturities, reduce our base borrowing rate and improve our liquidity, as well as simplify our capital structure. As a result, we entered into a new $1,250.0 million senior secured Term Loan B facility which matures on March 16, 2030. We used a portion of the proceeds to pay off our then existing senior secured Term Loan B facility of $432.0 million and Topgolf senior secured credit facilities of $504.1 million. In addition to the entry into our Term Loan B facility, we also extended and increased our then existing $400.0 million senior secured ABL revolving credit facility with a new $525.0 million senior secured ABL revolving credit facility which matures on March 16, 2028.
As of December 31, 2023, approximately 40% of our cash was held in regions outside of the United States. We continue to maintain our indefinite reinvestment assertion with respect to most jurisdictions in which we operate because of local cash requirements to operate our business. If we were to repatriate cash to the United States outside of settling intercompany balances, we may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against our U.S. tax liability, if any. Additionally, we may need to pay certain state income taxes.

Significant Cash Obligations
We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements. The table below summarizes certain significant cash obligations as of December 31, 2023 that will affect our future liquidity (in millions):

	Payments Due By Period
	Total	2024	2025 - 2026	2027 - 2028	Thereafter
Long-term debt(1)	$1,566.8	$20.8	$295.0	$29.3	$1,221.7
Interest payments relating to long-term debt(2)	756.7	124.4	240.0	225.3	167.0
Finance leases, including imputed interest(3)	821.8	14.9	34.5	32.7	739.7
Operating leases, including imputed interest(4)	2,456.4	155.6	319.0	304.3	1,677.5
DLF obligations(5)	4,389.8	72.9	164.9	173.2	3,978.8
Minimum lease payments for leases signed but not yet commenced(6)	364.9	4.2	19.6	19.6	321.5
Capital commitments(7)	107.0	58.0	49.0	—	—
Unconditional purchase obligations(8)	176.8	52.5	63.0	29.8	31.5
Uncertain tax contingencies(9)	13.6	2.9	1.3	0.6	8.8
Total	$10,653.8	$506.2	$1,186.3	$814.8	$8,146.5

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
(3) Represents future minimum payments under financing leases. For further details, see Note 6. “Leases” in the Notes to Consolidated Financial Statements in this Form 10-K.
(4) Represents commitments for minimum lease payments under non-cancellable operating leases. For further details, see Note 6. “Leases” in the Notes to Consolidated Financial Statements in this Form 10-K.

(5) Represents DLF obligations, including extension periods, in connection with the construction of Topgolf venues. For further details, see Note 6. “Leases” in the Notes to Consolidated Financial Statements in this Form 10-K.

(6) Represents future minimum lease payments under lease agreements that have not yet commenced as of December 31, 2023 in relation to future Topgolf facilities. For further discussion, see Note 6. “Leases” in the Notes to Consolidated Financial Statements in this Form 10-K.

(7) Represents capital expenditure commitments under lease agreements for Topgolf venues under construction that have been signed as of December 31, 2023.
(8) During the normal course of our business, we enter into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, and intellectual property licensing agreements pursuant to which we are required to pay royalty fees. The amounts listed above approximate the minimum purchase obligations we are obligated to pay under these agreements over the next five years and thereafter as of December 31, 2023. The actual amounts paid under some of the agreements may be higher or lower than these amounts. In addition, we also enter into unconditional purchase obligations with various vendors and suppliers of goods and services during the normal course of business through purchase orders or other documentation or that are undocumented except for an invoice. For further details, see Note 13. “Commitments & Contingencies” in the Notes to Consolidated Financial Statements in this Form 10-K.

(9) Amounts represent current and non-current portions of uncertain income tax positions as recorded on our Consolidated Balance Sheets as of December 31, 2023. Amounts exclude uncertain income tax positions that we would be able to offset against deferred taxes. For further discussion, see Note 12. “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.

During the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our products or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods or services provided to us or based on the negligence or willful misconduct, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, we have made contractual commitments to each of our officers and certain other employees providing for severance payments upon the termination of employment. We have also issued guarantees in the form of a standby letter of credit in the amount of $0.4 million primarily as security for contingent liabilities under certain workers’ compensation insurance policies.

The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our financial condition. The fair value of these indemnities, commitments and guarantees that we issued during the 12 months ended December 31, 2023 was not material to our financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, our liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that we are subject to from time to time. See Note 13. “Commitments & Contingencies” in the Notes to Consolidated Financial Statements in this Form 10-K.
We have no material off-balance sheet arrangements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We use derivative financial instruments to mitigate our exposure to changes in foreign currency exchange rates and interest rates. Transactions involving these financial instruments are with creditworthy banks, primarily banks that are party to our credit facilities (see Note 7. “Financing Arrangements” and Note 18. “Derivatives and Hedging” in the Notes to Consolidated Financial Statements in this Form 10-K). The use of these instruments exposes us to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.
Foreign Currency Fluctuations
Information about our foreign currency hedging activities is set forth in Note 18. “Derivatives and Hedging” in the Notes to Consolidated Financial Statements in this Form 10-K, which is incorporated herein by this reference.
As part of our risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which we were exposed at December 31, 2023 through our foreign currency forward contracts.
At December 31, 2023, the estimated maximum loss from our foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $31.6 million. We believe that such a hypothetical loss from our foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
We are exposed to interest rate risk from our credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K. Our long-term borrowing commitments are subject to interest rate fluctuations, which could be material to our cash flows and results of operations. In order to mitigate this risk, we enter into interest rate hedges as part of our interest rate risk management strategy. Information about our interest rate hedges is provided in Note 18. “Derivatives and Hedging” in the Notes to Consolidated Financial Statements in this Form 10-K. In order to determine the impact of unfavorable changes in interest rates on our cash flows and results of operations, we performed a sensitivity analysis as part of our risk management procedures. A hypothetical 10% increase in our interest rates, which represents a change of approximately 50 basis points, would result in a difference in incremental interest expense of approximately $5.2 million for the 12-month period ending December 31, 2023.

Inflation
The continued increase in inflation partially contributed to the increase in the cost of our products and services as well as our operating costs. If the cost of our products, employee costs, or other costs continue to be subject to significant inflationary pressures, such inflationary pressures may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses. Further, we may not be able to offset these increased costs through price increases. As a result, our inability to quickly respond to inflation could harm our cash flows and results of operations in the future.
Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023, together with the report of our independent registered public accounting firm, are included in this Annual Report on Form 10-K beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2023, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in our report entitled Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that as of December 31, 2023, our internal control over financial reporting was effective based on the COSO criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report which is included herein.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the three months ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Topgolf Callaway Brands Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Topgolf Callaway Brands Corp. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.
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
February 28, 2024

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning our executive officers is included under the caption “Information About our Executive Officers” following Part I, Item 1 of this Form 10-K. The other information required by Item 10 will be included in our definitive Proxy Statement under the captions “Proposal No. 1 - Election of Directors,” “Delinquent Section 16(a) Reports” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2023 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 11. Executive Compensation
We maintain employee benefit plans and programs in which our executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in our definitive Proxy Statement under the captions “Executive Officer Compensation,” “Executive Officer Compensation - Compensation Committee Report” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2023 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 will be included in our definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of calendar year 2023 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the number of stock options and shares underlying restricted stock units and performance share units outstanding and authorized for issuance under all of our equity compensation plans as of December 31, 2023. See Note 15. “Stock Plans and Share-Based Compensation” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of our equity plans.

Equity Compensation Plan Information (in millions, except per share amounts)

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units and Performance Share Units(1)		Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity Compensation Plans Approved by Shareholders	3.4	(2)	$28.44	12.0	(3)
Equity Compensation Plans Not Approved by Shareholders(4)	0.3	(5)	—	—
Total	3.7		$28.44	12.0

(1) Outstanding shares underlying restricted stock units (“RSUs”) granted under the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Plan”) at target reported in this column include 21 shares of accrued incremental stock dividend equivalent rights.

(2) Includes 600,458 shares underlying RSUs and 1,460,861 shares underlying PSUs (at “target”) issuable under the 2004 Plan and 725,883 shares underlying RSUs and 572,091 shares underlying PSUs (at “target”) outstanding under our 2022 Incentive Plan (the “2022 Plan”).

(3) Consists of 12,048,290 shares remaining available for future issuance under the 2022 Plan. For purposes of calculating the shares that remain available for future issuance under the 2022 Plan, each share subject to an option is counted against the share reserve as 1.0 share and each share subject to a full value award (i.e., RSUs and PSUs) under the 2022 Plan is counted against the share reserve as 2.0 shares under the 2022 Incentive Plan’s fungible share ratio. In addition, shares underlying outstanding awards under the 2004 Plan may again become available for issuance under the 2022 Plan to the extent such awards lapse, expire, terminate or are canceled.

(4) In connection with our merger with Topgolf, we assumed the following equity compensation plans: the Topgolf 2015 Stock Incentive Plan (the “TG15 Plan”), the Topgolf 2016 Stock Incentive Plan (the “TG16 Plan”), and that certain Topgolf International, Inc. Nonqualified Stock Option Grant Notice and Stock Option Agreement dated October 18, 2016 between Topgolf and WestRiver Management, LLC (the “WestRiver Option Agreement,”) and the outstanding awards thereunder. No shares are available for grant under the TG15 Plan, the TG16 Plan or the WestRiver Option Agreement at December 31, 2023 (see Note 14. “Capital Stock” in the Notes to Consolidated Financial Statements in this Form 10-K), and therefore, the outstanding awards under such plans are not reported in the table. As of December 31, 2023, there remains a total of 183,516 shares underlying stock options outstanding under the TG15 Plan, 860,839 shares underlying stock options outstanding under the TG16 Plan, and 26,685 shares underlying stock options outstanding under the WestRiver Option Agreement, which options have a weighted average exercise price of $28.44.

(5) Includes 69,734 shares underlying RSUs and 243,405 shares underlying PSUs (at “target”) issuable under our 2021 Inducement Plan which is more fully described in Note 15. “Stock Plans and Share-Based Compensation”.

Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 will be included in our definitive Proxy Statement under the captions “Transactions with Related Persons” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2023 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information included in Item 14 will be included in our definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of calendar year 2023 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this report:
1. Financial Statements. The following consolidated financial statements of Topgolf Callaway Brands and our subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K beginning on page F-1:
•Report of Independent Registered Public Accounting Firm;
•Consolidated Balance Sheets as of December 31, 2023 and 2022;
•Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021;
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021;
•Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021;
•Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021; and
•Notes to Consolidated Financial Statements.
2. Financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
3. Exhibits.
A copy of any of the following exhibits will be furnished to any beneficial owner of our common stock, or any person from whom we solicit a proxy, upon written request and payment of our reasonable expenses in furnishing any such exhibit. All such requests should be directed to our Investor Relations Department at Topgolf Callaway Brands Corp., 2180 Rutherford Road, Carlsbad, CA 92008.

3.1
Third Restated Certificate of Incorporation of the Company, incorporated herein by this reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 6, 2022 (file no. 1-10962).

3.2
Amended and Restated Bylaws of the Company, incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 9, 2023 (file no 1-10962).

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

10.13	Annual Incentive Plan Guidelines, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 28, 2012 (file no. 1-10962).

10.14
Callaway Golf Company 2021 Employment Inducement Plan (effective March 8, 2021), incorporated herein by this reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.15
Form of Performance Unit Grant Agreement, incorporated herein by this reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.16	Form of Stock Unit Grant Agreement, incorporated herein by this reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.17
Topgolf International, Inc. 2015 Stock Incentive Plan, incorporated herein by this reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8, as filed with the Commission on March 8, 2021 (file no. 333-253985).

10.18
Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement under the Topgolf International, Inc. 2015 Stock Incentive Plan, incorporated herein by this reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8, as filed with the Commission on March 8, 2021 (file no. 333-253985).

10.19
Form of Incentive Stock Option Grant Notice and Stock Option Agreement under the Topgolf International, Inc. 2015 Stock Incentive Plan, incorporated herein by this reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-8, as filed with the Commission on March 8, 2021 (file no. 333-253985).

10.20
Topgolf International, Inc. 2016 Stock Incentive Plan, incorporated herein by this reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8, as filed with the Commission on March 8, 2021 (file no. 333-253985).

10.21
Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement under the Topgolf International, Inc. 2016 Stock Incentive Plan, incorporated herein by this reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-8, as filed with the Commission on March 8, 2021 (file no. 333-253985).

10.22
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

10.25
Form of Performance Unit Grant Agreement under the Callaway Golf Company 2022 Incentive Plan, incorporated herein by this reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8, as filed with the Commission on May 25, 2022 (file no. 1-10962).

10.26
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

10.32
Indemnification Agreement, effective November 6, 2018, between the Company and Laura Flanagan, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on November 07, 2018 (file no. 1-10962).

10.33
Indemnification Agreement, dated March 8, 2021, between the Company and Erik J Anderson, incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.34
Indemnification Agreement, dated March 8, 2021, between the Company and Scott M. Marimow, incorporated herein by this reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.35
Indemnification Agreement, dated December 6, 2021, between the Company and Bavan M. Holloway, incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on December 6, 2021 (file no. 1-10962).

10.36
Indemnification Agreement, dated March 15, 2022, between the Company and Varsha R. Rao incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 15, 2022 (file no. 1-10962)

10.37
Indemnification Agreement, dated June 6, 2023, between the Company and C. Matthew Turney, incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on June 9, 2023 (file no. 1-10962).

Other Contracts

10.38
Credit Agreement, dated as of March 16, 2023, among Topgolf Callaway Brands Corp., the financial institutions party thereto from time to time as lenders, and Bank of America, N.A. as administrative agent, incorporated herein by this reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 10, 2023 (file no. 1-10962).

10.39
Fifth Amended and Restated Loan and Security Agreement, dated as of March 16, 2023, by and among Topgolf Callaway Brands Corp., certain subsidiaries of Topgolf Callaway Brands Corp., the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as administrative agent and security trustee, incorporated herein by this reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on May 10, 2023 (file no. 1-10962).

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

10.42
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

21.1	List of Subsidiaries.†
23.1	Consent of Deloitte & Touche LLP.†
24.1	Limited Power of Attorney.†
31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Brian P. Lynch pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Oliver G. Brewer III and Brian P. Lynch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
97.1	Topgolf Callaway Brands Corp. Policy for Recovery of Erroneously Awarded Compensation
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________
† Included in this report
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

TOPGOLF CALLAWAY BRANDS CORP.
By:	/s/ OLIVER G. BREWER III
Oliver G. Brewer III
President and Chief Executive Officer
Date: February 28, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of
Principal Executive Officer:

/s/ OLIVER G. BREWER III	President and Chief Executive Officer, Director	February 28, 2024
Oliver G. Brewer III

Principal Financial Officer:

/s/ BRIAN P. LYNCH	Executive Vice President, Chief Financial Officer	February 28, 2024
Brian P. Lynch

Principal Accounting Officer:

/s/ JENNIFER THOMAS	Sr. Vice President, Chief Accounting Officer	February 28, 2024
Jennifer Thomas

Non-Management Directors:

*	Vice Chairman of the Board	February 28, 2024
Erik J Anderson

*	Director	February 28, 2024
Laura J. Flanagan

*	Director	February 28, 2024
Russell L. Fleischer

*	Director	February 28, 2024
Bavan M. Holloway

*	Chairman of the Board	February 28, 2024
John F. Lundgren

*	Director	February 28, 2024
Scott M. Marimow

*	Director	February 28, 2024
Adebayo O. Ogunlesi

*	Director	February 28, 2024
Varsha R. Rao

*	Director	February 28, 2024
Linda B. Segre

*	Director	February 28, 2024
Anthony S. Thornley

*	Director	February 28, 2024
C. Matthew Turney

*By:	/s/ BRIAN P. LYNCH
Brian P. Lynch
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Topgolf Callaway Brands Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Topgolf Callaway Brands Corp. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the financial statements, the Company changed its method of accounting for convertible debt effective January 1, 2022, due to the adoption of Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, using the modified retrospective approach.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Tax Provision Including Valuation Allowance – Refer to Notes 2 and 12 to the financial statements
Critical Audit Matter Description
The Company is subject to income tax in the U.S. and foreign jurisdictions, and deferred tax assets and liabilities result from temporary differences between the financial reporting and tax bases of assets and liabilities. As described in Note 12 to the financial statements, the Company recorded an income tax benefit of $60.2 million and has gross deferred tax assets of $1,008.3 million, a valuation allowance of $47.7 million reducing the deferred tax assets to $960.6 million and, overall, net deferred tax liabilities of $21 million as of December 31, 2023. Management uses judgment when recording its tax provision, which includes the interpretation and application of complex tax laws across multiple jurisdictions. In addition, the valuation of the Company’s deferred tax assets requires a significant amount of judgment, including estimates of future taxable income and the ability to utilize net operating losses (NOLs) and tax credits to offset future taxable income.

Given the significant judgments by management when interpreting and applying complex tax laws and regulations, as well as Accounting Standard Codification Topic No. 740, Income Taxes, our audit procedures to assess the tax provision and the valuation allowance recorded against the Company’s deferred tax assets required a high degree of auditor judgment and an increased extent of audit effort, including the need to involve our income tax specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures performed related to the income tax provision including valuation allowance included the following, among others:
•We tested the effectiveness of controls over the income tax provision and deferred tax assets and liabilities, including management’s controls over the estimates of future taxable income and the determination of whether it is more likely than not that deferred tax assets will be realized.
•We assessed the reasonableness of the methods, assumptions, and judgments used by management to determine the tax provision and valuation allowance.
•We tested the valuation allowances recorded by evaluating management conclusions on the realizability of the deferred tax assets.
•We tested the income tax provision by selecting a sample of permanent differences and deferred tax assets and liabilities, evaluating compliance with tax laws and regulations for those samples.
•We involved professionals in our firm having expertise in accounting for U.S. and foreign income taxes.

/s/ Deloitte & Touche LLP

Costa Mesa, California
February 28, 2024

We have served as the Company’s auditor since 2002.

TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$393.5	$180.2
Restricted cash	0.8	19.1
Accounts receivable, less allowances of $11.6 million and $10.8 million, respectively	200.5	167.3
Inventories	794.4	959.2
Prepaid expenses	55.8	57.1
Other current assets	183.1	136.0
Total current assets	1,628.1	1,518.9
Property, plant and equipment, net	2,156.5	1,809.6
Operating lease right-of-use assets, net	1,410.1	1,419.1
Tradenames and trademarks	1,421.8	1,412.7
Other intangible assets, net	83.7	91.0
Goodwill	1,988.7	1,983.7
Other assets, net	431.7	355.4
Total assets	$9,120.6	$8,590.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$480.5	$580.0
Accrued employee compensation and benefits	113.1	135.2
Asset-based credit facilities	54.7	219.3
Operating lease liabilities, short-term	86.4	76.4
Construction advances	59.3	35.4
Deferred revenue	110.9	94.9
Other current liabilities	42.7	35.0
Total current liabilities	947.6	1,176.2

Long-term debt, net	1,518.2	1,176.3
Operating lease liabilities, long-term	1,433.4	1,437.5
Deemed landlord financing obligations, long-term	980.0	658.0
Deferred taxes, net	36.7	117.5
Other long-term liabilities	326.5	250.6
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3.0 million shares authorized, none issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 360.0 million shares authorized, 187.0 million shares issued at December 31, 2023 and December 31, 2022	1.9	1.9
Additional paid-in capital	3,032.7	3,012.7
Retained earnings	947.5	852.5
Accumulated other comprehensive loss	(47.5)	(61.5)
Less: Common stock held in treasury, at cost, 3.3 million shares and 1.3 million shares at December 31, 2023 and December 31, 2022, respectively	(56.4)	(31.3)
Total shareholders’ equity	3,878.2	3,774.3
Total liabilities and shareholders’ equity	$9,120.6	$8,590.4

The accompanying notes are an integral part of these consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net revenues:
Products	$2,540.1	$2,465.5	$2,058.7
Services	1,744.7	1,530.2	1,074.7
Total net revenues	4,284.8	3,995.7	3,133.4
Costs and expenses:
Cost of products	1,443.9	1,400.6	1,136.6
Cost of services, excluding depreciation and amortization	186.8	184.0	133.5
Other venue expenses	1,252.3	1,076.9	731.5
Selling, general and administrative expense	1,036.6	970.6	849.7
Research and development expense	101.6	76.4	68.0
Venue pre-opening costs	25.9	30.4	9.4
Total costs and expenses	4,047.1	3,738.9	2,928.7
Income from operations	237.7	256.8	204.7
Interest expense, net	(210.2)	(142.8)	(115.6)
Gain on Topgolf investment	—	—	252.5
Other income	7.3	27.9	9.0
Income before income taxes	34.8	141.9	350.6
Income tax (benefit) provision	(60.2)	(16.0)	28.6
Net income	$95.0	$157.9	$322.0

Earnings per common share:
Basic	$0.51	$0.85	$1.90
Diluted	$0.50	$0.82	$1.82

Weighted-average common shares outstanding:
Basic	185.0	184.9	169.1
Diluted	201.1	201.3	176.9

The accompanying notes are an integral part of these consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$95.0	$157.9	$322.0
Other comprehensive income:
Change in derivative instruments	1.4	13.0	10.0
Foreign currency translation adjustments	12.8	(44.7)	(29.2)
Comprehensive income, before income tax on other comprehensive income	109.2	126.2	302.8
Income tax provision on derivative instruments	0.2	2.5	1.6
Comprehensive income	$109.0	$123.7	$301.2
The accompanying notes are an integral part of these consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$95.0	$157.9	$322.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	239.7	192.8	155.8
Non-cash interest on financing and deemed landlord financed leases	22.8	13.8	11.6
Amortization of debt discount and issuance costs	6.5	9.8	19.3
Impairment loss	11.7	5.5	—
Deferred taxes, net	(88.9)	(31.0)	8.4
Share-based compensation	46.7	47.0	38.7
Loss on debt modification	10.5	—	—
Gain on Topgolf investment	—	—	(252.5)
Unrealized net losses on hedging instruments and foreign currency	8.7	17.5	0.3
Acquisition costs	—	—	(16.2)
Other	1.4	(2.9)	0.4
Change in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(34.2)	(75.6)	38.2
Inventories	163.2	(442.4)	(177.5)
Leasing receivables	(9.5)	(22.2)	(22.9)
Other assets	(32.0)	(20.7)	(51.7)
Accounts payable and accrued expenses	(98.1)	110.4	96.8
Deferred revenue	16.7	0.8	24.9
Accrued employee compensation and benefits	(22.8)	7.6	53.8
Operating lease assets and liabilities, net	16.6	7.5	22.6
Income taxes receivable/payable, net	6.2	(11.4)	8.8
Other liabilities	4.5	0.5	(2.5)
Net cash provided by (used in) operating activities	364.7	(35.1)	278.3
Cash flows from investing activities:
Capital expenditures	(482.0)	(532.3)	(322.3)
Asset acquisitions	(31.2)	—	—
Business combinations	(29.7)	—	—
Investment in golf-related ventures	(2.5)	—	(30.0)
Acquisition of intangible assets	(0.8)	(3.2)	—
Proceeds from government grants	3.0	—	—
Proceeds from sales of property and equipment	0.3	—	—
Cash acquired in merger	—	—	171.3
Proceeds from sale of investment in golf-related ventures	—	0.4	19.1
Net cash used in investing activities	(542.9)	(535.1)	(161.9)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt	1,224.8	176.8	26.2
Repayments of long-term debt	(794.5)	(96.6)	(200.7)
Proceeds from (repayments of) credit facilities, net	(272.4)	213.0	(13.1)
Debt issuance costs	(1.8)	(0.2)	(5.4)
Repayments of financing leases	(2.8)	(2.7)	(0.8)
Proceeds from lease financing	274.3	175.7	89.2
Exercise of stock options	4.2	0.7	22.3
Acquisition of treasury stock	(56.0)	(35.8)	(38.2)
Payment on contingent earn-out obligation	—	(5.6)	(3.6)
Net cash provided by (used in) financing activities	375.8	425.3	(124.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.2)	(9.4)	(0.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	195.4	(154.3)	(8.4)
Cash, cash equivalents and restricted cash at beginning of period	203.4	357.7	366.1
Cash, cash equivalents and restricted cash at end of period	398.8	203.4	357.7
Less: restricted cash	(5.3)	(23.2)	(5.5)
Cash and cash equivalents at end of period	$393.5	$180.2	$352.2
Supplemental disclosures:
Cash paid for income taxes, net	$21.5	$28.1	$9.4
Cash paid for interest and fees	$184.7	$111.1	$88.6
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$24.6	$29.0	$18.5
Accrued capital expenditures	$45.5	$40.5	$50.2
Financed additions of capital expenditures	$60.6	$30.6	$37.7
Issuance of common stock in Topgolf merger	$—	$—	$2,650.2
Issuance of common stock related to convertible notes	$—	$0.5	$—
The accompanying notes are an integral part of these consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
December 31, 2020	95.6	$1.0	$346.9	$360.2	$(6.5)	(1.4)	$(26.0)	$675.6
Common stock issued in Topgolf merger	89.8	0.9	2,649.3	—	—	—	—	2,650.2
Replacement awards converted in Topgolf merger (Note 15)	—	—	33.0	—	—	—	—	33.0
Common stock issued for replacement awards	0.2	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	0.4	—	—	(1.4)	(38.5)	(38.1)
Exercise of stock options	0.6	—	1.8	—	—	0.9	20.5	22.3
Compensatory awards released from restriction	—	—	(18.5)	—	—	0.9	18.5	—
Share-based compensation	—	—	38.7	—	—	—	—	38.7
Foreign currency translation equity adjustment	—	—	—	—	(29.2)	—	—	(29.2)
Change in fair value of derivative instruments, net of tax	—	—	—	—	8.4	—	—	8.4
Net loss	—	—	—	322.0	—	—	—	322.0
December 31, 2021	186.2	$1.9	$3,051.6	$682.2	$(27.3)	(1.0)	$(25.5)	$3,682.9
Cumulative impact of Accounting Standards Update 2020-06 adoption (Note 3)	—	—	(57.1)	12.4	—	—	—	(44.7)
Acquisition of treasury stock	—	—	0.3	—	—	(1.6)	(36.1)	(35.8)
Exercise of stock options	—	—	(0.7)	—	—	0.1	1.4	0.7
Compensatory awards released from restriction	—	—	(29.0)	—	—	1.2	29.0	—
Share-based compensation	—	—	47.0	—	—	—	—	47.0
Foreign currency translation equity adjustment	—	—	—	—	(44.7)	—	—	(44.7)
Change in fair value of derivative instruments, net of tax	—	—	—	—	10.5	—	—	10.5
Issuance of common stock related to convertible notes	—	—	0.5	—	—	—	—	0.5
Capped call transaction related to convertible note conversion	—	—	0.1	—	—	—	(0.1)	—
Net income	—	—	—	157.9	—	—	—	157.9
December 31, 2022	186.2	$1.9	$3,012.7	$852.5	$(61.5)	(1.3)	$(31.3)	$3,774.3
Acquisition of treasury stock	—	—	—	—	—	(3.3)	(56.0)	(56.0)
Issuance of common stock	0.8	—	—	—	—	—	—	—
Exercise of stock options	—	—	(2.1)	—	—	0.2	6.3	4.2
Compensatory awards released from restriction	—	—	(24.6)	—	—	1.1	24.6	—
Share-based compensation	—	—	46.7	—	—	—	—	46.7
Foreign currency translation equity adjustment	—	—	—	—	12.8	—	—	12.8
Change in fair value of derivative instruments, net of tax	—	—	—	—	1.2	—	—	1.2
Net income	—	—	—	95.0	—	—	—	95.0
December 31, 2023	187.0	$1.9	$3,032.7	$947.5	$(47.5)	(3.3)	$(56.4)	$3,878.2

The accompanying notes are an integral part of these consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company and Basis of Presentation
The Company
Topgolf Callaway Brands Corp. (together with its wholly-owned subsidiaries, referred to as “we,” “our,” “us,” “the Company,” or “Topgolf Callaway Brands” unless otherwise specified), a Delaware corporation, is a leading modern golf and active lifestyle company that provides world-class golf entertainment experiences, designs and manufactures premium golf equipment, and sells golf and active lifestyle apparel and other accessories through our family of brand names, which include Topgolf, Callaway Golf, Odyssey, TravisMathew, Jack Wolfskin, OGIO, Toptracer and World Golf Tour (“WGT”).
Our products and brands are reported under three operating segments: Topgolf, which includes the operations of our Company-operated and franchised Topgolf venues, Toptracer ball-flight tracking technology (“Toptracer”), and WGT digital golf game; Golf Equipment, which includes the operations of our golf clubs and golf balls business under the Callaway Golf and Odyssey brand names; and Active Lifestyle, which includes the operations of our soft goods business marketed under the Callaway, TravisMathew, Jack Wolfskin and OGIO brand names.
Basis of Presentation
We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“GAAP”).
We translate the financial statements of our foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. All intercompany balances and transactions have been eliminated during consolidation.
Fiscal Year End
Our annual financial results are reported on a calendar year basis. Our Topgolf operating segment previously operated on a 52- or 53-week retail calendar year, which ended on the Sunday closest to December 31. As of April 4, 2022, Topgolf began operating on a calendar year ending on December 31. Therefore, Topgolf financial information included in our consolidated financial statements for the years ended December 31, 2022 and 2021 are for the period beginning January 3, 2022 and ending December 31, 2022, and the period beginning March 8, 2021 (the date on which we completed our merger with Topgolf) and ending January 2, 2022, respectively. For more information on the merger with Topgolf, see Note 4.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Topgolf Callaway Brands. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at that time. We evaluate our estimates on an ongoing basis to ensure that these estimates appropriately reflect changes in our business or as new information becomes available. Actual results may differ from our estimates.

Revenue Recognition
Product Revenue
Product revenue is comprised of golf clubs, golf balls, golf apparel, lifestyle and outdoor apparel, and gear and accessories which are sold to on- and off-course golf shops and national retail stores, and directly to consumers through our e-commerce business and at our apparel retail and venue locations. We recognize revenue from the sale of products when we satisfy a performance obligation to a customer and transfer control of the products ordered to the customer. Control transfers when products are shipped, and in certain cases, when products are received by customers. In addition, we recognize revenue at the point of sale on transactions with consumers through our e-commerce business and at our retail locations and retail shops within Topgolf venues. Sales taxes, value added taxes and other taxes that are collected in connection with revenue transactions are withheld and remitted to the respective taxing authorities. As such, these taxes are excluded from revenue. We account for shipping and handling as activities to fulfill the promise to transfer the good. Therefore, shipping and handling fees that are billed to customers are recognized in revenue and the associated shipping and handling costs are recognized in cost of products as soon as control of the goods transfers to the customer.
We license our trademarks and service marks to third parties for use on products such as golf apparel and footwear, practice aids and other golf accessories in exchange for a royalty fee. Royalty income is recognized over time as underlying product sales occur, subject to certain minimum royalties, in accordance with the related licensing arrangements.
We sell gift cards for our products which do not have an expiration date. Revenues from gift cards are deferred and recognized when redeemed, which generally occurs within a 12-month period from the date of purchase. We recognize revenue from unredeemed gift cards and game credits when the likelihood of redemption becomes remote (“breakage”) and under circumstances that comply with any applicable state escheatment laws. To determine when redemption is remote, we perform an aging analysis of unredeemed cards and game credits and compare that information with historical redemption trends. We use this historical redemption rate to recognize breakage over the redemption period. We do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions used to determine the timing of recognition of revenue from gift cards and game credits.
Service Revenue
Service revenue is primarily comprised of revenue from the operation of our Topgolf venues which consists of revenues from food and beverage sales, event deposits, gameplay and membership fees, game credit purchases, and gift cards. In addition, we also recognize services revenues related to gift card redemptions, sponsorship contracts, franchise fees with international development partners, leasing revenue, our WGT digital golf game and non-refundable deposits for venue reservations.
Food and beverage revenue and fees charged for gameplay is recognized at the time of sale. Event deposits received from guests attributable to food and beverage purchases as well as gameplay are deferred and recognized as revenue when the event is held. All sales taxes collected from guests are excluded from revenue and are remitted to the appropriate taxing authorities. Premium membership fees received from guests are deferred and recognized as revenue over the life of the associated membership, which is one year or less.
We enter into sponsorship contracts that provide advertising opportunities to market to Topgolf guests in the form of custom displays, lobby displays, digital and print posters and other advertising at Topgolf venues and on Topgolf websites. Sponsorship contracts are typically for a fixed price over a period of one to five years and revenue is generally recognized ratably over the contract period unless there is a different predominate pattern of performance.
We enter into international development agreements that grant franchise partners the right to develop, open and operate a certain number of venues within a particular geographic area. The franchise partner may be required to pay a territory fee upon entering into a development agreement and a franchise fee for each developed venue. The franchisee will also pay ongoing royalty fees based upon a percentage of sales. Franchise fees for each venue are recognized over the franchise term, up to a maximum of 40 years, including renewal options, per the respective franchise agreement. Revenue from sales-based royalties is recognized as the related sales occur.
We recognize licensing and royalty income on non-cancelable sales-type leases and operating lease agreements for Toptracer installations and Swing Suite licensing agreements at Topgolf. See Note 6 for further discussion of leasing revenue.

Our WGT digital golf game is a service that allows players free gameplay via web and/or mobile gaming platforms. Players can also purchase virtual currency within the game to use towards virtual goods, which enhance the gameplay experience. Revenues from purchases of virtual currency are deferred and recognized as revenue over the average life of a player, which is determined using historical trends and gameplay activity patterns.
We sell gift cards for our services which may be utilized for gameplay and other services at our venues. We recognize service revenue for gift cards sold in a manner consistent with the recognition of gift card revenue for products.
Variable Consideration
We offer certain discounts and promotions on our products and services. The amount of revenue we recognize is based on the amount of consideration we expect to receive from customers. The amount of consideration is the sales price adjusted for estimates of variable consideration, including sales returns, discounts and allowances, as well as sales programs, sales promotions and price concessions that we offer, as further described below. These estimates are based on the amounts earned or expected to be claimed by customers on the related sales and are therefore recorded to the respective net revenue, trade accounts receivable, and/or sales program liability.
We record a sales return liability as a reduction of sales and cost of products and accounts receivable in the period when the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. We also offer certain customers sales programs that allow for specific returns. The cost recovery of inventory associated with this reserve is recorded in other current assets on our consolidated balance sheet. Historically, actual sales returns have not been materially different from our estimates.
Our primary product sales program, the “Preferred Retailer Program,” offers potential rebates and discounts for participating retailers in exchange for providing certain benefits to us including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training. As part of this program, qualifying retailers can earn either discounts or rebates based on the amount of product purchased. Discounts are applied and recorded at the time of sale. For rebates, we estimate the amount of variable consideration related to the rebate at the time of sale based on the customer’s estimated qualifying current year product purchases. The estimate is based on the historical level of qualifying purchases, adjusted for any factors expected to affect current year purchases. The estimated year-end rebate is adjusted quarterly based on actual qualifying purchases, as necessary. The Preferred Retailer Program is generally short-term in nature and the actual amount of rebate to be paid under this program is known as of the end of the year and paid to customers shortly after year-end. Historically, the actual amount of variable consideration related to our Preferred Retailer Program has not been materially different from our estimates.
We also offer short-term sales program incentives related to product sales, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product’s life cycle of approximately two years, and price concessions or price reductions are generally offered at the end of the product’s life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. We record a reduction to product revenues using this rate at the time of the sale. We monitor this rate against actual results and forecasted estimates and adjust the rate as deemed necessary to reflect the amount of consideration we expect to receive from our customers. There have been no material changes to the rate during the years ended December 31, 2023, 2022 and 2021, and historically, the actual amount of variable consideration related to these sales programs has not been materially different from our estimates.
Product Warranty
We have a stated two-year warranty policy for our golf clubs and certain Jack Wolfskin gear, as well as a limited lifetime warranty for our OGIO line of products. We accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. Our estimates for calculating the warranty reserve are principally based on assumptions regarding the warranty costs of each product line over the expected warranty period. In estimating our future warranty obligations, we consider various relevant factors, including our stated warranty policies and practices, the historical frequency of claims, and the replacement or repair costs of products under warranty. Our warranty reserve amounts as of the years ended December 31, 2023 and 2022 were $12.7 million and $10.6 million, respectively.

Cost of Products
Cost of products is comprised primarily of variable costs that fluctuate with sales volumes, including raw materials for soft good and golf equipment products, golf equipment component costs, and merchandise costs for retail product sales at our Topgolf venues. Cost of products also includes direct labor and manufacturing overhead, inbound freight, duties, shipping charges, and fixed overhead expenses. Fixed overhead expenses are comprised of warehousing costs, indirect labor, and supplies, as well as depreciation expense associated with assets used to manufacture and distribute products. In addition, cost of products also includes adjustments to reflect inventory at its net realizable value, as well as adjustments for obsolescence and product warranties.
Cost of Services, Excluding Depreciation and Amortization
Cost of services primarily consists of costs related to food and beverage sold at Topgolf venues and transaction fees related to in-app purchases within our WGT digital golf game. In addition, cost of services includes costs associated with Topgolf’s Toptracer license agreements that are primarily classified as sales-type leases. Food and beverage costs are variable by nature, change with sales volume, and are impacted by product mix and commodity pricing. Cost of services excludes employee costs as well as depreciation and amortization.
Other Venue Expenses
Other venue expenses primarily consist of employee costs that directly support venue operations, rent and occupancy costs, property taxes, depreciation associated with venues, supplies, credit card fees and marketing expenses. Other venue expenses include both fixed and variable components and therefore do not directly correlate with revenue.
Venue Pre-Opening Costs
Venue pre-opening costs primarily include costs associated with activities prior to the opening of a new Company-operated Topgolf venue and primarily consist of labor, rent, occupancy costs, travel and marketing expenses. Pre-opening costs fluctuate based on the timing, size and location of new Company-operated venues.
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
Advertising Costs
Our primary advertising costs include television, print, internet, and media placement. Our policy is to expense advertising costs, including production costs, as incurred. Advertising costs for the years ended December 31, 2023, 2022 and 2021 were $120.3 million, $116.1 million and $108.4 million, respectively, and are recognized within SG&A expenses on the accompanying consolidated statements of operations.
Research and Development Expenses
Research and development expenses are comprised of costs to design, develop, test or significantly improve our products and technology and primarily include employee costs of personnel engaged in research and development activities, research costs and depreciation expense.
Cash, Cash Equivalents and Restricted Cash
Cash equivalents are highly liquid investments purchased with original maturities of three months or less. As of December 31, 2023, restricted cash was primarily comprised of deposits associated with gift cards as required under certain statutory mandates. As of December 31, 2022, restricted cash was primarily comprised of escrowed funds related to a land purchase of approximately $18.3 million, which closed in January 2023. Long-term restricted cash is included in other assets on the accompanying consolidated balance sheets as of December 31, 2023 and 2022. The following is a summary of our cash, cash equivalents and restricted cash (in millions):

	Year Ended December 31,
	2023	2022
Cash and cash equivalents	$393.5	$180.2
Restricted cash, short-term	0.8	19.1
Restricted cash, long-term	4.5	4.1
Total	$398.8	$203.4
Allowance for Estimated Credit Losses
We record an allowance for estimated credit losses based upon historical bad debts, current customer receivable balances, age of customer receivable balances and the customers’ financial condition, all of which are subject to change. Additionally, we monitor activity and consider future reasonable and supportable forecasts of economic conditions to adjust all general and customer specific reserve percentages as necessary. Amounts recorded for estimated credit losses are written-off when they are determined to be uncollectible.
Inventories
We record inventory at the lower of cost or net realizable value, which includes a reserve for excess, obsolete and/or unmarketable inventory. This reserve is regularly assessed based on current inventory levels, sales and historical trends, as well as management’s estimates of market conditions and forecasts of future product demand, all of which are subject to change. We utilize the standard costing method, determined on the first-in, first-out basis, for our golf equipment inventory and soft goods inventory sold under the TravisMathew, OGIO, Callaway and Jack Wolfskin brands. Golf equipment inventory, which is directly manufactured by us, includes finished goods, raw materials, labor and manufacturing overhead costs and work in process. Inventory for our soft goods product lines, which are manufactured by third-party contractors, primarily include finished goods. Toptracer hardware and software, food and beverage products and Topgolf-specific retail merchandise inventories are stated at weighted-average cost.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation expense is recognized on a straight-line basis over the estimated useful lives of the related assets, which generally range from two years to 40 years. Normal repairs and maintenance costs are expensed as incurred. Costs that materially increase value, change capacities, or extend the useful lives of property, plant or equipment are capitalized. Construction-in-process consists primarily of costs associated with building improvements, machinery and equipment and venues under construction that have not yet been placed into service, production molds, and in-process internal-use software. When property, plant or equipment is retired or disposed, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss on disposition is recognized in earnings in the period in which the disposition occurred. See Note 11 for further detail regarding our property, plant and equipment.
Internal Use Software and Cloud Computing Arrangements
We capitalize certain costs related to computer software obtained or developed for internal use. All direct external costs and internal direct labor costs incurred during the application development stage are capitalized and depreciated on a straight-line basis over the estimated useful life of the software. Costs incurred during the preliminary project stage, as well as maintenance, training, and data conversion costs are expensed as incurred. Costs incurred to establish the technological feasibility of software to be sold, leased, or otherwise marketed are expensed as incurred and recorded in research and development expense. Once technological feasibility is established, costs are capitalized until the product is available for general use, and depreciated over the estimated useful life of the software.
We enter into cloud-based software hosting arrangements to access and use third-party software in support of our operations. As part of these arrangements, we may incur implementation costs related to the integration, configuration, or customization of the hosted third-party software. We assess these arrangements to determine whether the contract meets the definition of a service contract or internal-use software. For hosting arrangements that meet the definition of a service contract, we capitalize eligible implementation costs and amortize these costs on a straight-line basis over the fixed, non-cancellable term of contract, plus any renewal periods that are reasonably certain at that time.

As of December 31, 2023 and 2022, we had $18.7 million and $5.2 million, respectively, of capitalized implementation costs, net of amortization, related to cloud computing arrangements, which are included in other assets on our consolidated balance sheet. During the year ended December 31, 2023, we amortized $0.7 million related to the implementation costs of these cloud computing arrangements, which are recognized as computer software expenses within selling, general and administrative expenses on our consolidated statements of operations. During the years ended December 31, 2022 and 2021, there were no costs recognized related to the implementation of these cloud computing arrangements due to the timing of when these projects were placed into service.
Leases
We lease office space, manufacturing plants, warehouses, distribution centers, Company-operated Topgolf venues, vehicles and equipment, as well as retail and/or outlet locations related to the TravisMathew and Jack Wolfskin businesses and the apparel businesses in Japan and Korea. Certain real estate leases include one or more options to extend the lease term, options to purchase the leased property at our sole discretion, or escalation clauses that increase the rent payments over the lease term. When deemed reasonably certain of exercise, the extension and purchase options are included in the determination of the lease term and lease payment obligation, respectively. The depreciable life of machinery and equipment and/or any leasehold improvements that are associated with each lease are limited to the expected lease term unless there is a transfer of title or purchase option which is reasonably certain of exercise. In some instances, certain leases may require an additional contingent rent payment based on a percentage of total gross sales which are greater than a specified amount stated in the lease agreement. We recognize these additional contingent payments as rent expense when it is probable that sales thresholds will be reached. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Operating and Financing Leases
We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement. If we determine that an arrangement is a lease or contains a lease that is for a term of one year or longer, a right-of-use (“ROU”) asset representing the right to use the underlying asset during the lease term, and a lease liability representing the obligation to make lease payments that arise from the lease are recognized as either an operating or financing lease on our consolidated balance sheet. ROU assets and liabilities are recognized at the commencement date of the lease and are based on the present value of lease payments over the lease term. When readily determinable, we use the rate implicit in the lease agreement in determining the present value of minimum lease payments for the particular lease. If the implicit rate for the lease is not provided, we use our incremental borrowing rate, which represents a rate we would incur to borrow an amount on a collateralized basis equal to the lease payments over a similar term and under similar economic conditions, and is based on information available at the lease commencement date, including the lease term. At the commencement of a lease, the ROU asset is measured by taking the sum of the present value of the lease liability and any initial direct costs and/or prepaid lease payments, and deducting any lease incentives. The amortization of operating lease ROU assets and the interest accretion on the operating lease liabilities are recognized as a single straight-line lease expense over the lease term. Financing lease ROU assets are amortized on a straight-line basis over the lease term, and financing lease liabilities are measured using the effective interest rate method, with the interest accretion portion recognized in interest expense. Lease agreements related to properties are generally comprised of both lease and non-lease components. Non-lease components, which include items such as common area maintenance charges, property taxes and insurance, are expensed as incurred and are recognized separately from the straight-line lease expense.
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

Deemed Landlord Financing (“DLF”) Obligations
We enter into deemed landlord financing (“DLF”) agreements to finance certain Company-operated Topgolf venues. We work with third-party developers or real estate financing partners to acquire rights to land and fund the construction associated with certain venues under build-to-suit arrangements. In certain instances we fund a portion of the construction ourselves, and in other instances we fund all of the construction. In certain build-to-suit arrangements, we are deemed to have control of the underlying assets under construction and are therefore considered the accounting owner of these assets. At the end of the construction period, we complete a sale-leaseback assessment to determine if control has transferred to the financing partner. If the sale-leaseback criteria are not met and it is determined that control has not been transferred to the financing partner, we reverse the accumulated construction advance recognized during the construction phase and record a DLF obligation, and the costs accumulated in property, plant and equipment associated with the construction of the building are capitalized and placed into service. When we acquire land directly or finance the venue construction ourselves, we may enter into arrangements to sell the assets and lease them back from a financing partner. In these cases, if control is not transferred upon the closing of the transaction and the commencement of the subsequent leaseback, we record a DLF obligation associated with the cash proceeds. Buildings or other assets capitalized in conjunction with DLF obligations are depreciated, less their residual value, over the shorter period of the useful life of those assets, or the period of the lease term. In general, buildings are depreciated over a 40-year useful life, which aligns with the lease term including renewal periods we are reasonably certain to exercise. DLF lease obligations are measured using the effective interest rate method, with the periodic interest accretion recognized in interest expense. The interest rate used on DLF lease obligations is generally the rate that is implied within the lease.
Sales-Type Leases
With respect to our Toptracer and Swing Suite operations, we enter into non-cancelable license agreements that provide the customer the right to use a distinct bundle of highly interrelated Company-owned software and hardware products for a specified period, generally ranging from three to five years. We perform an assessment of the lease classification upon commencement of the agreement, which generally results in the license agreements being classified as sales-type leases. If the assessment does not result in a sales-type lease classification, the lease will be classified as an operating lease. Upon commencement of these sales-type leases, revenue is recognized for the software and hardware as a single component, and a leasing receivable is recorded consisting of the present value of payments over the non-cancelable term. Interest income on the leasing receivable is recognized over the term of the lease. We manage our risk on our sales-type leases through the pricing and terms of the leases. Any equipment returned to us as a result of a lease cancellation may be leased or sold to other customers, therefore risk associated with our sales-type leases is considered minimal.
Business Combinations
We allocate the purchase consideration to the identifiable assets acquired and liabilities assumed in a business combination based on their acquisition-date fair values. We use our best estimates and assumptions to determine the fair value of tangible and intangible assets acquired and liabilities assumed, as well as the uncertain tax positions and tax-related valuation allowances that are initially recorded in connection with a business combination. These estimates are reevaluated and adjusted, if needed, during the measurement period of up to one year from the acquisition date, and are recorded as adjustments to goodwill. Any adjustments to the acquired assets and liabilities assumed that are identified subsequent to the measurement period are recorded in earnings.
Goodwill and Intangible Assets
Goodwill and acquired intangible assets are recorded in connection with an acquisition or business combination. Goodwill represents the excess of the total consideration paid over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in connection with the acquisition or business combination. Identifiable intangible assets consist of trade names and trademarks, liquor licenses, patents, customer and distributor relationships, and developed technology. Intangible assets that are determined to have definite lives are amortized over their estimated useful lives and are assessed for impairment when indicators are present. Goodwill and intangible assets with indefinite lives are not amortized and are instead assessed for impairment at least annually or more frequently when events or circumstances occur that indicate an impairment may exist. Except for software costs which are determined to be eligible for capitalization, costs related to the development, maintenance or renewal of internally developed intangible assets that are inherent in our continuing business that were not acquired as a part of a business combination or asset acquisition, are expensed as incurred.

Impairments
We assess potential impairments of our long-lived assets, namely property, plant and equipment and ROU assets, and acquired intangible assets that are subject to amortization, such as acquired customer and distributor relationships whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. Events or changes that may necessitate an impairment assessment include a significant change in the extent or manner in which the asset is used, a significant change in legal or business factors that could affect the value of the asset, or a significant decline in the observable market value of an asset, amongst others. If such events or changes indicate a potential impairment, we would assess the recoverability of the asset or asset group by determining if the carrying value of the asset or asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the asset or asset group. If the carrying amount of a long-lived asset or asset group is determined to not be recoverable and exceeds its fair value, an impairment charge would be recognized in the period in which the impairment was determined.
We perform an impairment assessment on our goodwill and indefinite-lived intangible assets at least annually during the fourth quarter of the year, or more frequently when events or circumstances occur that indicate an impairment may exist. These events or circumstances may include macroeconomic conditions, significant changes in the industry or business climate, legal factors, or other operating performance indicators, amongst other things. If an event occurs that indicates an impairment may exist, we may perform a qualitative assessment to determine whether it is more likely than not that goodwill and/or the indefinite-lived intangible asset is impaired. If after the qualitative assessment we determine it is more likely than not that goodwill and/or the indefinite-lived intangible asset is not impaired, no quantitative fair value test is necessary. If after performing the qualitative assessment we conclude it is more likely than not that the fair value of goodwill and/or the indefinite-lived intangible is less than our carrying amount, we will perform a quantitative fair value test to determine the fair value of the asset or reporting unit. To determine fair value, we use discounted cash flow estimates, quoted market prices, royalty rates when available, and independent appraisals and valuation specialists when appropriate. We calculate an impairment as the excess of the carrying value of goodwill and/or other indefinite-lived intangible assets over the estimated fair value of the respective asset. If the carrying value exceeds the estimated fair value of the asset, an impairment charge is recorded in the period in which the impairment was determined.
Investments
We determine the appropriate classification of our investments at the time of acquisition and reevaluate such classification at each balance sheet date. For investments that do not have readily determinable fair values, we have elected to apply the measurement alternative in which these investments are measured at cost and are evaluated for changes in fair value if there is an observable price change as a result of an orderly transaction for an identical or similar investment. We assess investments for impairment whenever events or changes in circumstances indicate that the investment’s carrying value may not be recoverable. In the event that the carrying value of any of our investments exceeds its respective fair value, an impairment charge is recorded in the period in which the impairment was determined. See Note 10 for further information related to our investments.
Foreign Currency Translation and Transactions
A significant portion of our business is conducted outside of the United States in currencies other than the U.S. dollar. As a result, changes in foreign currency exchange rates can have a significant impact on our financial results. Revenues and expenses denominated in foreign currencies are translated using the average exchange rate for the reporting period and assets and liabilities are translated using the end-of-period exchange rates at the balance sheet date. Gains and losses from assets and liabilities denominated in a currency other than the functional currency of the entity in which they reside are recognized during the current period in our statements of operations. Gains and losses from the translation of foreign subsidiary financial statements into U.S. dollars are included in accumulated other comprehensive income or loss.

Derivatives and Hedging
We use foreign currency forward contracts to meet our objectives of minimizing variability in our operating results, including intercompany transactions, which may arise from changes in foreign exchange rates, as well as interest rate swap contracts to minimize our exposure to changes in interest rates. We do not enter into hedging contracts for speculative purposes. Foreign currency forward contracts generally mature within 12 months to 15 months from inception and interest rate swap agreements generally mature within 60 months from inception. Both types of contracts are measured at fair value and recorded as hedging receivables and/or payables on our consolidated balance sheet. Certain of our foreign currency forward contracts and our interest rate swap agreements satisfy the criteria for hedge accounting treatment and are classified as designated cash flow hedges. Changes in the fair value of these designated cash flow hedges are recorded as a component of accumulated other comprehensive income and are released in earnings during the period in which the hedged transaction takes place. Remeasurement gains or losses of derivatives that are not elected for hedge accounting treatment are recognized in earnings immediately in other income/expense.
We would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if it is determined that designation of the derivative as a hedge instrument is no longer appropriate. We estimate the fair value of our foreign currency forward contracts based on pricing models using current market rates. These contracts are classified under Level 2 of the fair value hierarchy. See Note 17 for further discussion of our financial instruments.
Share-Based Compensation
We may grant restricted stock units (“RSUs”), restricted stock awards (“RSAs”) , performance-based awards, stock options, and other equity-based awards to our officers, employees, consultants and other non-employees who provide services to us under our stock incentive plans. We measure and recognize share-based compensation expense for employees and non-employees based on estimated fair values, net of estimated forfeitures. Estimated forfeitures are based on historical data and forfeiture trends and are revised, if necessary, in subsequent periods if actual forfeitures differ materially from our initial estimates.
RSUs and RSAs (“Restricted Stock”)
The estimated fair value of restricted stock is calculated based on the closing price of our common stock on the date of grant multiplied by the number of granted shares. Compensation expense for restricted stock is recognized on a straight-line basis, net of estimated forfeitures, over a vesting period of three to five years from the date of grant.

Performance Based Restricted Share Unit Awards
We grant performance based restricted share unit awards (“PRSU”) in which the number of shares that may ultimately be issued upon vesting is based on the achievement of specific performance metrics for each award that are measured during a specified performance period, and may range from 0% to 200% of the participant’s target award. PRSU performance measures include adjusted earnings before interest, taxes, depreciation, amortization, stock compensation, non-cash lease amortization expense and non-recurring costs (“Adjusted EBITDA”), earnings per share (“EPS”), adjusted pre-tax income (“APTI”) and total shareholder return (“rTSR”). The performance period for these awards ranges from three to five years from the date of grant. PRSUs based on EBITDA, EPS and APTI are initially valued at the closing price of our stock on the date of grant. PRSUs based on rTSR performance measures, which are based on market conditions, are initially valued using a Monte Carlo simulation which utilizes the stock volatility, dividend yield and a market correlation of our performance as compared to our peer group, and is based on the probable achievement of 100% of the rTSR performance goals as determined on the date of grant. Compensation expense for all PRSUs is recognized, net of estimated forfeitures, on a straight-line basis over a vesting period of three to five years, and is based on the fixed fair value assigned to each of the awards on the date of grant. Over the course of the performance period, compensation expense for PRSUs based on EBITDA, EPS and APTI is adjusted according to the anticipated level of achievement of the specified performance metric over the performance period for the respective award. If the performance goals are not probable of achievement at any time during the performance period, compensation expense related to the respective award is reversed. Compensation expense for rTSR PRSUs is recognized, net of estimated forfeitures, on a straight-line basis over a vesting period of three years, and is based on the fixed grant date fair value assigned on the date of grant, which is not adjusted over the course of the performance period or reversed if achievement is not probable. All awards that do not achieve the minimum cumulative performance threshold over the performance period are forfeited at the end of the specified performance period.
Stock Options
Stock options are granted at exercise prices no less than the closing price of our stock on the date of grant. Outstanding stock options generally vest over a three-year period from the grant date and generally expire up to 10 years after the grant date. We record compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield. Compensation expense for employee stock options is recognized over the vesting term, net of estimated forfeitures. See Note 15 for further discussion of our share-based compensation.
Income Taxes
Current income tax provision or benefit is the amount of income taxes expected to be payable or receivable for the current year. A deferred income tax asset or liability is established for the difference between the tax basis of an asset or liability that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled. The realization of the deferred tax assets, including loss and credit carry forwards, is subject to our ability to generate sufficient taxable income during the periods in which the temporary differences become realizable. We maintain a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. In evaluating whether a valuation allowance is required under such rules, we consider all available positive and negative evidence, including prior operating results, the nature and reason for any losses, our forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income and are based on our best judgment at the time.
We accrue for the estimated additional amount of taxes for uncertain tax positions if it is deemed to be more likely than not that we would be required to pay such additional taxes. We are required to file federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The preparation of these income tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax we pay. We accrue an amount for our estimate of additional tax liability, including interest and penalties in the income tax provision, for any uncertain tax positions taken or expected to be taken in an income tax return and we review and update our accrual for uncertain tax positions as more definitive information becomes available. Historically, additional taxes paid as a result of the resolution of our uncertain tax positions have not been materially different from our expectations. See Note 12 for further discussion of our income taxes.

Other Income, Net
Other income, net primarily includes gains and losses on foreign currency forward contracts and foreign currency transactions. The components of other income, net are as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
Foreign currency forward contract gain, net	$19.6	$44.5	$14.4
Foreign currency transaction loss, net	(6.4)	(18.3)	(6.4)
Other	(5.9)	1.7	1.0
Other income, net	$7.3	$27.9	$9.0
Concentration of Risk
On a consolidated basis, no single customer accounted for more than 10% of our consolidated revenues in 2023, 2022 or 2021. Our top five customers accounted for approximately 12% of our consolidated revenues in both 2023 and 2022, and 13% in 2021.
Our top five customers specific to the Golf Equipment and Active Lifestyle operating segments represented the following as a percentage of each segment’s total net revenues:
•Golf Equipment top five customers accounted for approximately 25%, 26% and 24% of total consolidated Golf Equipment sales in 2023, 2022, and 2021, respectively; and
•Active Lifestyle top five customers accounted for approximately 19% of total consolidated Active Lifestyle sales in 2023, and 17% in both 2022 and 2021.
With respect to our trade receivables, we perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral from our customers. We maintain reserves for estimated credit losses, which we consider adequate to cover any such losses. At December 31, 2023 and 2022, one customer represented 14% and 17%, respectively, of our outstanding accounts receivable balance.
As a result of our international business, we are exposed to increased risks inherent in conducting business outside of the United States. During 2023, 2022 and 2021, approximately 28%, 30% and 34% of our total consolidated net revenues were derived from sales outside of the United States, respectively. See Note 20 for information on net revenues and long-lived assets by geographical location.
We are dependent on a limited number of suppliers for our clubheads and shafts, some of which are single sourced. Furthermore, some of our products require specially developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. We also depend on a single or a limited number of suppliers for the materials used to make our golf balls, many of which are customized for us.
Our financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents, trade receivables, foreign currency forward contracts and interest rate swap contracts. From time to time, we invest our excess cash in money market accounts and short-term U.S. government securities and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. We periodically review and modify these guidelines to take advantage of trends in yields and interest rates.
We enter into foreign currency forward contracts for the purpose of hedging foreign exchange rate exposure on existing or anticipated transactions, and interest rate hedge contracts for the purpose of hedging interest rate exposure on our term loan facility. In the event of a failure to honor one of these contracts by one of the banks with which we have contracted, we believe any loss would be limited to the exchange rate difference from the time the contract was entered into until the time it was settled. Our hedging contracts are subject to a master netting agreement with each respective counterparty bank and are therefore net settled.

Note 3. New Accounting Standards
Recent Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09), which includes amendments that further enhance income tax disclosures through the standardization and disaggregation of rate reconciliation categories and income taxes paid in both domestic and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be applied prospectively, with early adoption and retrospective application permitted. We are in the process of evaluating the impact that ASU 2023-09 will have on our income tax related disclosures.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which introduces new reportable segment disclosure requirements related to significant segment expenses and also expands reportable segment disclosure requirements for interim reporting. The amendment will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and are included within each reportable segment’s profits and losses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are in the process of evaluating the impact that ASU 2023-07 will have on our segment related disclosures.
Adoption of New Accounting Standards
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 clarifies the guidance in Topic 820 when measuring the fair value of an equity security that is subject to a contractual sale restriction, and also introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. We early adopted ASU 2022-03 on January 1, 2023. The adoption of this ASU had no impact on our consolidated financial statements or related disclosures.
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for convertible instruments and also requires application of the if-converted method when calculating diluted earnings per share in periods when net income is reported. We adopted this standard as of January 1, 2022 under the modified retrospective method of transition which allows for amounts reported prior to the adoption date to remain unadjusted. Adoption of the standard resulted in a $57.1 million reduction in additional paid-in capital, a $57.9 million increase to long-term debt, net, a $13.2 million decrease in the deferred taxes, net and a $12.4 million increase in retained earnings. Additionally, under the if-converted method, the 14.7 million common shares underlying the Convertible Notes are assumed to have been outstanding as of the beginning of the current reporting period and any interest expense related to the Convertible Notes for the period is excluded from the calculation of diluted earnings per common share. Prior to the adoption of ASU 2020-06, for periods when we recognized net income, we used the treasury stock method to compute dilutive shares of common stock related to the Convertible Notes.

Note 4. Business Combinations
BigShots Acquisition
On November 1, 2023, we completed the acquisition of certain assets from affiliates of Invited, Inc. (“Invited”), the largest owner and operator of private golf and country clubs in the United States, related to its BigShots Golf business (“BigShots”), for a purchase price of approximately $29.7 million, which we funded with existing cash on hand. The acquisition includes certain domestic venue locations of the BigShots brand, which will help expand our leadership position in off-course golf and in the modern-golf ecosystem and is accounted for as a business combination. All of the goodwill arising from the acquisition is assigned to our Topgolf operating segment and consists largely of operational synergies within our Topgolf business. Goodwill recorded in connection with the acquisition is expected to be deductible for income tax purposes.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation (in millions):

At November 1, 2023
Assets Acquired
Accounts receivable	$0.1
Other current assets	0.3
Property and equipment	20.2
Intangibles—trade name	2.9
Intangibles—development rights	2.0
Goodwill	4.4
Total assets acquired	29.9
Liabilities Assumed
Accounts payable and accrued liabilities	0.2
Net assets acquired	29.7
Total purchase price consideration	$29.7
For the year ended December 31, 2023, the results of operations for BigShots and acquisition-related costs were not material to our consolidated statements of operations. Additionally, the pro forma results of operations reflecting the acquisition of BigShots are not presented, as the impact on our consolidated financial results would not have been material.
In conjunction with the acquisition of certain assets from affiliates of Invited in November 2023, during the first quarter of 2024 we completed additional acquisitions from Invited and affiliates of Invited for additional venue-related assets and development rights related to the Bigshots business, for $5.9 million and $16.0 million, respectively. The additional acquisitions were completed in two separate transactions and were funded with existing cash on hand, and will be accounted for as a business combination in connection with the November 2023 acquisition. Due to the timing of the completion of these transactions, the preliminary purchase price allocations for these additional assets and development rights are excluded from the purchase price allocation amounts in the table above. We expect to include the preliminary purchase price allocation estimates related to these additional acquisitions in our Form 10-Q for the period ended March 31, 2024.
Merger with Topgolf International, Inc.
On March 8, 2021, we completed our merger with Topgolf, pursuant to the terms of an Agreement and Plan of Merger, dated as of October 27, 2020 (the “Merger Agreement”) to expand our business platforms and family of brands, as well as our reach across multiple platforms, which now includes Topgolf venues in addition to retail, e-commerce and digital communities. Since the date of the merger, Topgolf has operated as one of our wholly-owned subsidiaries.

Pursuant to the terms of the Merger Agreement, we acquired 100% of the outstanding equity of Topgolf in an all-stock transaction, at an exchange ratio based on an equity value of Topgolf of $1,987.0 million, whereby the stockholders of Topgolf received 89.8 million of our common shares. The actual purchase consideration upon the closing of the merger of $3,014.2 million (or $2,650.2 million excluding Topgolf shares that were held by us) was based on the number of shares of our common stock issued, multiplied by the closing price of $29.52 of our common stock on March 8, 2021. Additionally, we converted certain stock options, stock awards, and warrants held by previous Topgolf equity holders. The purchase consideration, together with the fair value of the consideration transferred for outstanding stock awards and warrants totaled $3,048.9 million.
During the year ended December 31, 2021, we recognized $20.4 million of transaction costs which primarily consisted of advisor, legal, valuation and accounting fees. We did not recognize any transaction costs associated with the merger during the years ended December 31, 2023 and December 31, 2022.
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

Supplemental Pro-Forma Information (Unaudited)
The following table presents supplemental pro-forma information for the twelve months ended December 31, 2021 in order to show what our consolidated net revenues and net income would have been had the merger been completed as of January 1, 2020. These amounts were calculated after applying our accounting policies and were based upon information available at that time. Pre-acquisition net revenue and net income/(loss) amounts for Topgolf were derived from the books and records of Topgolf prepared prior to the acquisition and are presented for informational purposes only and do not purport to be indicative of actual results of future operations or of the results that would have occurred had the acquisition taken place as of the date noted below. The pro-forma amounts presented below also consider the effects of the fair value adjustments recorded on the assets acquired and liabilities assumed throughout the measurement period. For the twelve months ended December 31, 2023 and December 31, 2022, our consolidated financial statements reflect the actual results of operations of the merged businesses.

Year Ended December 31,
2021
(in millions)
Net revenues	$3,276.4
Net income	$72.3

Supplemental Information of Operating Results
The following table presents net revenues and net loss attributable to Topgolf included in our consolidated statements of operations for the year ended December 31, 2021 (in millions):

Year Ended December 31,
2021
Net revenues	$1,087.6
Net loss	$(29.6)

Note 5. Revenue Recognition
We primarily recognize revenue from the sale of our products and the operation of our Topgolf venues.
Contracts with customers for the purchase of our products are generally in the form of a purchase order. In certain cases, we enter into sales agreements which may contain specific terms, discounts and allowances. We also enter into licensing agreements with certain distributors and, with respect to our Toptracer operations, driving ranges and hospitality and entertainment venues.

The following table presents our revenue disaggregated by operating and reportable segment and major category (in millions):

	Year Ended December 31,
	2023	2022	2021
Topgolf (1):
Venues	$1,692.6	$1,477.1	$1,029.0
Other business lines	68.4	71.9	58.6
Total Topgolf	$1,761.0	$1,549.0	$1,087.6

Golf Equipment:
Golf clubs	$1,073.5	$1,097.1	$994.5
Golf balls	314.0	309.5	234.7
Total Golf Equipment	$1,387.5	$1,406.6	$1,229.2

Active Lifestyle:
Apparel	$713.2	$631.7	$490.9
Gear, accessories & other	423.1	408.4	325.7
Total Active Lifestyle	$1,136.3	$1,040.1	$816.6

Total Consolidated	$4,284.8	$3,995.7	$3,133.4

(1) Topgolf revenues for year ended December 31, 2021 are for the period of March 8, 2021 through January 2, 2022, due to the timing of the merger.
Venue product sales at our Topgolf operating segment include the sale of golf clubs, golf balls, apparel, and gear and accessories. During the years ended December 31, 2023, 2022, and 2021, venue product sales were $16.3 million, $18.7 million, and $12.9 million, respectively.
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
The following table summarizes revenue by geographical region (in millions):

	Year Ended December 31,
	2023	2022	2021
Revenue by Major Geographic Region:
United States	$3,081.4	$2,798.0	$2,067.1
Europe	540.6	537.4	499.5
Asia	531.9	545.4	465.5
Rest of World	130.9	114.9	101.3
Total	$4,284.8	$3,995.7	$3,133.4

Licensing, Royalty and Other Income
The following table summarizes all licensing, royalty and other income revenues by operating and reportable segment (in millions):

	Year Ended December 31,
	2023	2022	2021
Topgolf	$49.0	$50.3	$37.3
Active Lifestyle	26.9	26.6	30.9
Total	$75.9	$76.9	$68.2
Deferred Revenue
Our deferred revenue balance includes short-term and long-term deferred revenue, which consists primarily of revenue from the sale of gift cards, event deposits, loyalty points, memberships and prepaid sponsorships at Topgolf, virtual currency and game credits related to digital golf games, as well as upfront territory fees and upfront franchise fees received from international franchise partners.
The following table provides a reconciliation of activity related to our short-term deferred revenue balance for the periods presented (in millions):

	Year Ended December 31,
	2023	2022	2021
Beginning Balance(1)	$94.9	$93.9	$2.5
Deferral of revenue	694.1	646.4	459.6
Revenue recognized	(651.7)	(630.2)	(360.2)
Breakage	(26.3)	(19.0)	(10.3)
Foreign currency translation and other	(0.1)	3.8	2.3
Ending Balance	$110.9	$94.9	$93.9

(1) 2021 Beginning Balance excludes Topgolf due to the timing of the merger.
As of December 31, 2023 and December 31, 2022, our long-term deferred revenue balance was $3.7 million and $3.2 million, respectively, which is included in other long-term liabilities on our consolidated balance sheet.
The following table summarizes the amount of the deferred revenue recognized during the periods presented which were included in the balance of deferred revenue balances as of the end of the prior year reporting period (in millions):

	Year Ended December 31,
	2023	2022	2021
Deferred revenue recognized from prior period ending balance(1)	$63.7	$67.0	$1.5
(1) 2021 excludes Topgolf due to the timing of the merger.
Variable Consideration
The following table provides a reconciliation of our short-term sales program incentives activity for the periods presented (in millions):

	Year Ended December 31,
	2023	2022	2021
Beginning Balance	$20.8	$23.3	$26.2
Additions	40.0	35.7	32.5
Credits issued	(42.6)	(32.9)	(32.1)
Foreign currency translation and other	(1.7)	(5.3)	(3.3)
Ending Balance	$16.5	$20.8	$23.3

Our provision for the sales return liability fluctuates with the seasonality of the business, while actual sales returns are generally more heavily weighted toward the second half of the year as the golf season comes to an end. The following table provides a reconciliation of the activity related to our sales return reserve for the periods presented (in millions):

	Year Ended December 31,
	2023	2022	2021
Beginning Balance	$55.4	$47.4	$44.0
Provision	181.9	128.4	91.0
Sales returns	(181.4)	(120.4)	(87.6)
Ending Balance	$55.9	$55.4	$47.4
As of December 31, 2023 and December 31, 2022, the cost recovery of inventory associated with our sales return liability was $25.7 million and $25.5 million, respectively.

Note 6. Leases
Sales-Type Leases
We enter into non-cancelable license agreements primarily related to Toptracer and Swing Suite (see Note 10) of which certain of these agreements are classified as sales-type leases. Revenue from sales-type leases (see Note 2) is included in services revenues within our consolidated statements of operations is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Sales-type lease selling price(1)	$30.3	$36.3	$29.8
Cost of underlying assets	(13.8)	(17.6)	(11.9)
Operating profit	$16.5	$18.7	$17.9

Interest income	$6.1	$4.5	$4.3

Leasing revenue attributable to sales-type leases	$36.4	$40.8	$34.1

(1) Selling price is equal to the present value of lease payments over the non-cancelable term of the licensing agreement.
Leasing receivables related to our net investment in sales-type leases are as follows (in millions):

		December 31,
	Balance Sheet Location	2023	2022
Leasing receivables, net—short-term	Other current assets	$26.9	$17.5
Leasing receivables, net—long-term	Other assets, net	65.1	57.5
Total leasing receivables		$92.0	$75.0
Net maturities of sales-type lease receivables for the next five years and thereafter as of December 31, 2023, are as follows (in millions):

Sales-Type Leases
2024	$33.5
2025	28.2
2026	21.0
2027	12.4
2028	5.7
Thereafter	2.8
Total future lease payments	103.6
Less: imputed interest	11.6
Total	$92.0
Operating Leases, Financing Leases and DLF Obligations
Supplemental balance sheet information related to our operating and financing ROU assets and lease liabilities and DLF assets and obligations is as follows (in millions):

		December 31,
	Balance Sheet Location	2023	2022
Assets
Operating lease ROU assets, net	Operating lease ROU assets, net	$1,410.1	$1,419.1
Financing lease ROU assets, net	Other assets	$257.4	$215.7
DLF assets, net	Property, plant & equipment, net	$917.3	$813.2

Liabilities
Current
Operating lease liabilities, short-term	Operating lease liabilities, short-term	$86.4	$76.4
Financing lease liabilities, short-term	Accounts payable and accrued expenses	$1.4	$1.7
DLF obligations, short-term	Accounts payable and accrued expenses	$0.1	$2.4

Non-current
Operating lease liabilities, long-term	Operating lease liabilities, long-term	$1,433.4	$1,437.5
Financing lease liabilities, long-term	Other long-term liabilities	$287.9	$225.9
DLF obligations, long-term	Deemed landlord financing obligations	$980.0	$658.0
Leases Under Construction
Our minimum capital commitment for leases under construction, net of reimbursements from third-party real estate financing partners, was approximately $107.0 million as of December 31, 2023. As we are actively involved in the construction of these properties, we recorded $127.5 million in construction costs within property, plant and equipment and $59.3 million in construction advances from the landlords in connection with these properties as of December 31, 2023. We determine the lease classification for these properties at the end of the construction period. Upon lease commencement, the initial base term of these leases is generally 20 years, with most having options to extend for additional terms of up to 20 years. As of December 31, 2023, we had $364.9 million of future lease obligations related to four venues subject to non-cancellable leases that have been signed but have not yet commenced.

The components of lease expense included in our consolidated statements of operations for the periods presented below are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating lease costs:
Amortization of ROU assets	$176.1	$172.7	$146.3
Total operating lease costs	176.1	172.7	146.3
Financing lease costs:
Amortization of ROU assets	7.8	6.4	3.2
Interest on lease liabilities	15.4	9.3	4.5
Total financing lease costs	23.2	15.7	7.7
DLF obligation costs:
Depreciation of DLF assets	25.8	14.5	5.7
Interest on DLF obligations	70.0	46.7	28.0
Total DLF obligation costs	95.8	61.2	33.7
Variable lease costs	11.8	10.2	6.5
Total lease costs	$306.9	$259.8	$194.2

Other information related to leases (in millions):

	December 31,
Supplemental Cash Flows Information	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$156.4	$157.0	$123.6
Operating cash flows from finance leases	$8.5	$5.2	$2.8
Operating cash flows from DLF obligations	$54.6	$36.9	$17.7
Financing cash flows from finance leases	$2.8	$2.7	$0.8
Financing cash flows from DLF obligations	$6.9	$4.8	$—

Lease liabilities arising from new ROU assets:
Operating leases	$83.5	$51.9	$19.6
Finance leases	$27.0	$92.0	$52.7
DLF obligations(1)	$311.3	$193.8	$171.4

(1) During the course of the construction of our venues, certain financing partners remit funds directly to our construction vendors on our behalf rather than providing the construction advances directly to us. These funds are presented as non-cash investing and financing activities within our consolidated statement of cash flows. For the year ended December 31, 2023, the amount contributed by these financing partners, in addition to accrued capitalized interest for these contributions was $60.6 million. For the years ended December 31, 2022 and December 31, 2021, the amount contributed by these financing partners, in addition to accrued capitalized interest for these contributions was $30.6 million and $37.7 million, respectively, which were corrected from $163.2 million and $107.1 million, respectively, as previously reported.

	December 31,
	2023	2022
Weighted average remaining lease term (years):
Operating leases	15.9	16.6
Finance leases	36.8	36.5
DLF obligations	38.1	38.5

Weighted average discount rate:
Operating leases	5.8%	5.6%
Finance leases	6.3%	6.1%
DLF obligations	10.0%	8.8%

As of December 31, 2023, our future minimum lease obligations were as follows (in millions):

	Operating Leases	Finance Leases	DLF Obligations(1)	Total
2024	$155.6	$14.9	$72.9	$243.4
2025	162.1	17.1	80.7	259.9
2026	156.9	17.4	84.2	258.5
2027	154.3	17.4	85.5	257.2
2028	150.0	15.3	87.7	253.0
Thereafter	1,677.5	739.7	3,978.8	6,396.0
Total future lease payments	2,456.4	821.8	4,389.8	7,668.0
Less: imputed interest	936.6	532.5	3,409.7	4,878.8
Total	$1,519.8	$289.3	$980.1	$2,789.2

(1) Future lease payments for DLF Obligations include approximately $44.9 million of reimbursements which we expect to receive from third-party financing partners that were not yet received as of December 31, 2023. Imputed interest includes approximately $175.6 million related to these unfunded DLF Obligations as of December 31, 2023.

Note 7. Financing Arrangements
Our credit facilities and long-term debt obligations are summarized as follows (in millions):

	Maturity Date	Interest Rate	December 31, 2023	December 31, 2022
Short-Term Credit Facilities
U.S. Asset-Based Revolving Credit Facility	March 16, 2028	5.34%	$26.3	$181.1
2022 Japan ABL Credit Facility	January 25, 2025	0.85%	28.4	38.2
Total Principal Amount			$54.7	$219.3
Unamortized Debt Issuance Costs			$4.5	$0.9

Balance Sheet Location
Asset-based credit facilities			$54.7	$219.3
Prepaid expenses			$1.1	$0.6
Other long-term assets			$3.4	$0.3

	Maturity Date	Interest Rate	December 31, 2023	December 31, 2022
Long-Term Debt and Credit Facilities
2023 Term Loan B	March 16, 2030	8.96%	$1,240.6	$—
Convertible Notes	May 1, 2026	2.75%	258.3	258.3
Equipment Notes	August 27, 2024 - December 21, 2027	2.36% - 5.93%	19.2	27.8
Mortgage Loans	July 1, 2033 - July 29, 2036	9.75% - 11.31%	45.4	45.9
Financed Tenant Improvements	February 1, 2035	8.00%	3.3	3.5
Term Loan B	—	8.88%	—	432.0
Topgolf Term Loan	—	10.58%	—	336.9
Topgolf Revolving Credit Facility	—	8.08%	—	110.0
Total Principal Amount			$1,566.8	$1,214.4
Less: Unamortized Debt Issuance Costs			31.5	24.3
Total Debt, net of Unamortized Debt Issuance Costs			$1,535.3	$1,190.1

Balance Sheet Location
Other current liabilities			$17.1	$13.8
Long-term debt			1,518.2	1,176.3
Total Debt, net of Unamortized Debt Issuance Costs			$1,535.3	$1,190.1

Total interest and amortization expense related to our credit facilities and long-term debt obligations, which is included in “Interest expense, net” in our consolidated statement of operations, is summarized as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Short-Term Credit Facilities
U.S. Asset-Based Revolving Credit Facility	$7.4	$4.3	$1.6
2022 Japan ABL Credit Facility	0.3	0.3	—
Total	$7.7	$4.6	$1.6

Long-Term Debt and Credit Facilities
2023 Term Loan B	$90.9	$—	$—
Convertible Notes	7.1	7.1	7.1
Equipment Notes	0.8	0.7	0.9
Financed Tenant Improvements	0.3	—	—
Mortgage Loans	4.7	4.8	4.0
Term Loan B	8.6	31.2	24.1
Topgolf Term Loan	7.8	29.9	21.4
Topgolf Revolving Credit Facility	2.7	4.4	6.2
Japan Term Loan	—	—	0.1
Total	$122.9	$78.1	$63.8

Revolving Credit Facilities and Available Liquidity
In addition to cash on hand and cash generated from operations, we rely on our U.S. Asset-Based Revolving Credit Facility and 2022 Japan ABL Credit Facility to manage seasonal liquidity fluctuations. As of December 31, 2023, our available liquidity, which is comprised of cash on hand and amounts available under our U.S. and Japan facilities, less outstanding letters of credit and outstanding borrowings, was $742.6 million.
U.S. Asset-Based Revolving Credit Facility
In March 2023, we completed a comprehensive debt refinancing plan in order to modify our capital structure, reduce our borrowing costs, and improve our liquidity. As a part of this refinancing plan, we entered into a Fifth Amended and Restated Loan and Security Agreement (the “New ABL Agreement”) with Bank of America, N.A. and other lenders, which provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $525.0 million, consisting of a U.S. facility in an aggregate principal amount of up to $440.0 million, a Canadian facility in an aggregate principal amount of up to $5.0 million, a German facility in an aggregate principal amount of up to $60.0 million, and a U.K./Dutch facility in an aggregate principal amount of up to $20.0 million (collectively, the “New ABL Facility”), in each case subject to borrowing base availability under the applicable facility and in each case subject to reallocation of such amounts between jurisdictions in accordance with the terms of the New ABL Agreement. Amounts outstanding under the New ABL Facility are secured by a first priority lien on certain assets, including cash (to the extent pledged by us), certain intellectual property, certain eligible real estate, inventory and accounts receivable of us and our subsidiaries in the United States, Germany, Canada, the Netherlands, and the United Kingdom (other than certain excluded subsidiaries) and a second-priority lien on substantially all of our and such subsidiaries’ other assets. The New ABL Facility includes customary affirmative and negative covenants, including among other things, restrictions on the incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions, as well as customary events of default. Amounts borrowed under the New ABL Facility increase and decrease relative to the changes in certain of the assets with which the facility is secured, and may be repaid and borrowed from time to time subject to the conditions in the New ABL Agreement, with the entire outstanding principal amount due and payable on the maturity date.
Under the New ABL Facility, we are also subject to compliance with a fixed charge coverage ratio of at least 1.0:1.0 during certain specified periods in which our borrowing base availability, as adjusted, falls below 10.0% of the maximum aggregate principal amount of the New ABL Facility, as adjusted. As of December 31, 2023, our borrowing base availability was above 10% of the maximum principal amount of the New ABL Facility, as adjusted.

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
Our average borrowings, availability, and interest rate under the New ABL Facility were as follows (in millions except interest rates):

	Year Ended December 31,
	2023	2022	2021
Average borrowings	$104.9	$101.9	$20.3
Average availability	$354.6	$253.0	$295.3
Weighted average interest rate	5.88%	4.01%	3.04%
2022 Japan ABL Credit Facility
We have an asset-based revolving credit facility with the Bank of Tokyo-Mitsubishi UFJ (the “2022 Japan ABL Credit Facility”) which provides a line of credit to our Japan subsidiary of up to 6.0 billion Japanese Yen ($42.6 million), is subject to borrowing base availability under the facility, and is secured by certain assets, including eligible inventory and accounts receivable of our Japan subsidiary which are subject to certain restrictions and covenants related to certain pledged assets and financial performance metrics. The interest rate applicable to outstanding borrowings under the 2022 Japan ABL Credit Facility is subject to an effective interest rate equal to the Tokyo Interbank Offered Rate plus 0.80%. As of December 31, 2023, our remaining borrowing base availability under the 2022 Japan ABL Credit Facility was 2.0 billion Yen ($14.2 million).
Long-Term Debt
2023 Term Loan B
In conjunction with the debt refinancing plan which occurred in March 2023 mentioned above, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent, and the financial institutions party thereto as lenders which provides for a senior secured term loan B facility (the “2023 Term Loan B”). The 2023 Term Loan B provides for a senior secured term loan B facility in an original aggregate principal amount of $1,250.0 million, which was issued net of an original issuance discount of $12.5 million. We used a portion of the net proceeds from the 2023 Term Loan B for the repayment of outstanding principal and interest amounts on our prior Term Loan B facility, as well as the repayment of the outstanding principal, interest and fees associated with the prior Topgolf credit facilities, which consisted of a senior secured term loan facility (the “Topgolf Term Loan”) and a senior secured revolving credit facility (the “Topgolf Revolving Credit Facility” and, together with the Topgolf Term Loan, collectively, the “Topgolf Credit Facilities”). We accounted for the transactions associated with the Credit Agreement and repayment and retirement of the prior Term Loan B facility and Topgolf Credit Facilities as a debt modification. As a result, during the three months ended March 31, 2023, we recognized a non-cash loss of $10.5 million within other income/expense in our condensed consolidated statement of operations related to the write-off of the unamortized original issuance discounts and debt issuance costs associated with the prior Term Loan B facility and Topgolf Credit Facilities for lenders who did not participate in the Credit Agreement. Additionally, we recognized $2.3 million of third-party fees and capitalized $11.0 million in debt issuance costs in connection with the Credit Agreement. The $2.3 million of third-party fees were recognized as selling, general and administrative expense in our condensed consolidated statement of operations during the twelve months ended December 31, 2023. The debt issuance costs and original issuance discount are being amortized into interest expense over the term of the Credit Agreement and are included as a reduction to long-term debt in our condensed consolidated balance sheet as of December 31, 2023.

The 2023 Term Loan B amortizes at a rate per annum equal to 1.00% of the initial aggregate principal amount of the loan, payable quarterly, commencing with the quarter ending June 30, 2023, with the remaining outstanding principal amount due and payable at maturity. The 2023 Term Loan B also contains customary affirmative and negative covenants, including, among other things, restrictions related on the incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions, and affiliate transactions, as well as customary events of default. The 2023 Term Loan B is not subject to any financial covenants. The 2023 Term Loan B is guaranteed by certain of our direct and indirect wholly-owned U.S. subsidiaries (other than certain excluded subsidiaries), and is secured by substantially all of our assets and the assets of each subsidiary guarantor, in each case, subject to certain customary exceptions.
The interest rate on outstanding borrowings under the 2023 Term Loan B are, at our option, a rate per annum equal to (a) a term SOFR-based rate (“Term SOFR”) plus a 0.10% credit spread adjustment (and subject to a 0% floor), plus an applicable margin of 3.25% or 3.50%, depending on our applicable debt rating (the “Debt Rating”), which is based on our corporate credit rating determined by S&P, and our corporate family rating determined by Moody’s, or (b) a base rate equal to the sum of (i) the greater of (A) the greater of the federal funds rate and the overnight bank funding rate published by the Federal Reserve Bank of New York, plus 0.50%, (B) Term SOFR for a one-month interest period term plus 1.0% (and subject to a 1% floor), (C) the prime rate announced by Bank of America from time to time, and (D) 1.0%, plus (ii) an applicable margin of 2.25% or 2.50%, depending on our applicable Debt Rating.
Convertible Notes
Our convertible senior notes issued in May 2020 (the “Convertible Notes”) bear interest at a rate of 2.75% per annum on the principal amount, which is payable semi-annually in arrears on May 1 and November 1 of each year.
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
In July 2022, in accordance with the terms of the indenture under which the Convertible Notes were issued, holders of our Convertible Notes elected to convert $0.5 million of Convertible Notes into 25,602 shares of our common stock. The Convertible Notes were converted at a conversion rate of 56.8 shares of our common stock per $1,000 principal amount of Convertible Notes.
Capped Call
In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls cover the aggregate number of shares of our common stock that initially underlie the Convertible Notes, and are generally expected to reduce potential dilution and/or offset any cash payments we are required to make related to any conversion of the Convertible Notes. The Capped Calls each have an exercise price of $17.62 per share, subject to certain adjustments, which correspond to the initial conversion prices of the Convertible Notes, and a cap price of $26.96 per share as of the date of this filing. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the if-converted method. The initial cost of the Capped Calls was recognized as a reduction to additional paid-in-capital on our consolidated balance sheet.
In connection with the conversion of $0.5 million of Convertible Notes in July 2022, the Company and the counterparties entered into a partial termination of the Capped Calls with respect to the Convertible Notes converted, which resulted in the Company receiving 3,499 shares of the Company’s common stock from the counterparties.
Equipment Notes
We have long-term financing agreements (the “Equipment Notes”) with various lenders which we use in order to invest in certain of our facilities and information technology equipment. The loans are secured by the relative underlying equipment.

Mortgage Loans
We have three mortgage loans related to our Topgolf venues. The mortgage loans are secured by the assets of each respective venue and require either monthly (i) principal and interest payments or (ii) interest-only payments until their maturity dates. For loans requiring monthly interest-only payments, the entire unpaid principal balance and any unpaid accrued interest is due at maturity.
Aggregate Amount of Long-Term Debt Maturities
The following table presents our combined aggregate amount of maturities for our long-term debt over the next five years and thereafter as of December 31, 2023. Amounts payable under the 2023 Term Loan B below represent minimum principal repayment obligations as of December 31, 2023.

(in millions)
2024	$20.8
2025	18.6
2026	276.4
2027	15.6
2028	13.7
Thereafter	1,221.7
Total aggregate amount of maturities	1,566.8
Less: Unamortized Debt Issuance Costs	31.5
Total aggregate amount of maturities, net of Unamortized Debt Issuance Costs	$1,535.3
As of December 31, 2023, we were in compliance with all fixed charge coverage ratios and all other financial covenants and reporting requirements under the terms of our credit facilities and long-term debt mentioned above, as applicable.
Note 8. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
Diluted earnings per common share (“Diluted EPS”) takes into account the potential dilution that could occur if outstanding securities were exercised or settled in shares. Dilutive securities that may impact Diluted EPS include shares underlying outstanding stock options, RSUs and PRSUs granted to employees and non-employee directors (see Note 15), as well as common shares underlying the Convertible Notes (see Note 7). Dilutive securities related to shares underlying outstanding stock options, RSUs and PRSUs granted to employees and non-employee directors are included in the calculation of diluted earnings per common share using the treasury stock method. Dilutive securities related to common shares underlying the Convertible Notes are included in the calculation of diluted earnings per common share using the if-converted method (see Note 3).
Basic and diluted weighted-average common shares outstanding are the same in periods when a net loss is reported or in periods when anti-dilution occurs.

The following table summarizes the computation of basic and diluted earnings per share (in millions, except per share data):

	Year Ended December 31,
	2023	2022	2021
Earnings per common share—basic
Net income	$95.0	$157.9	$322.0
Weighted-average common shares outstanding—basic	185.0	184.9	169.1
Earnings per common share—basic	$0.51	$0.85	$1.90
Earnings per common share—diluted
Net income	$95.0	$157.9	$322.0
Interest expense	6.5	6.4	—
Net income attributable to earnings per common share—diluted	$101.5	$164.3	$322.0

Weighted-average common shares outstanding—basic	185.0	184.9	169.1
Weighted-average shares outstanding - Convertible Notes(1)	14.7	14.7	5.9
Outstanding options, restricted stock units and performance share units	1.4	1.7	1.9
Weighted-average common shares outstanding—diluted	201.1	201.3	176.9
Earnings per common share—diluted	$0.50	$0.82	$1.82

(1) For 2021, the Dilutive impact of the Convertible Notes was calculated using the Treasury Stock Method. See Note 3 for further detail.
Anti-Dilutive Options and Restricted Stock Units
For the year ended December 31, 2023, approximately 2.3 million securities outstanding, comprised of stock options and restricted stock units, were excluded from the calculation of dilutive earnings per common share, as they would be anti-dilutive. For each of the years ended December 31, 2022 and 2021, approximately 1.3 million securities outstanding, comprised of stock options, restricted stock units and performance share units, were excluded from the calculation of diluted earnings per common share, respectively, as they would be anti-dilutive.

Note 9. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in millions):

	Topgolf	Golf Equipment	Active Lifestyle	Total
Balance at December 31, 2021	$1,340.7	$531.1	$88.3	$1,960.1
Acquisitions	14.3	0.2	1.5	16.0
Foreign currency translation and other	8.6	(1.0)	—	7.6
Balance at December 31, 2022	$1,363.6	$530.3	$89.8	$1,983.7
Acquisitions	4.4	—	—	4.4
Foreign currency translation and other	—	0.4	0.2	0.6
Balance at December 31, 2023	$1,368.0	$530.7	$90.0	$1,988.7
Additions to goodwill during the year ended December 31, 2023 are primarily related to the acquisition of BigShots, which is further described in Note 4. Additions to goodwill during the year ended December 31, 2022 are related to purchase accounting adjustments made during the first quarter of 2022 to finalize the fair value on certain leases assumed and deferred taxes associated with the merger with Topgolf. As of December 31, 2023, goodwill is presented net of accumulated impairment losses of $148.4 million, which were recorded prior to December 31, 2021 in the Active Lifestyle operating segment.
The estimated fair values of our reporting units, trade names and trademarks, exceeded their carrying values for the years ended December 31, 2023 and 2022. As such, no impairment losses were recognized during these periods.
Intangible assets by major asset class for the periods presented in the table below were (in millions, except useful life years):

	Indefinite-lived:		Amortizing:
	Tradename and Trademarks	Liquor Licenses	Patents	Customer/ Distributor Relationships and Other	Developed Technology	Total

Useful Life (Years)	NA	NA	2 - 16	1 - 10	10

Gross as of December 31, 2022	$1,441.0	$8.9	$32.2	$67.4	$69.7	$1,619.2
Acquisitions	2.8	0.6	0.1	4.7	—	8.2
Gross as of December 31, 2023	$1,443.8	$9.5	$32.3	$72.1	$69.7	$1,627.4
Accumulated amortization	—	—	(31.9)	(43.1)	(18.9)	(93.9)
Foreign currency translation and other	(22.0)	—	—	(3.5)	(2.5)	(28.0)
Net book value, December 31, 2023	$1,421.8	$9.5	$0.4	$25.5	$48.3	$1,505.5

Gross as of December 31, 2021	$1,441.0	$7.7	$32.0	$61.7	$69.7	$1,612.1
Acquisitions	—	1.2	0.2	5.7	—	7.1
Gross as of December 31, 2022	$1,441.0	$8.9	$32.2	$67.4	$69.7	$1,619.2
Accumulated amortization	—	—	(31.8)	(35.8)	(12.2)	(79.8)
Foreign currency translation and other	(28.3)	—	—	(4.2)	(3.2)	(35.7)
Net book value, December 31, 2022	$1,412.7	$8.9	$0.4	$27.4	$54.3	$1,503.7
There were no impairment losses recognized on our indefinite-lived intangible assets during the years ended December 31, 2023 and 2022.
We recognized $14.1 million, $15.2 million, and $13.0 million of amortization expense related to intangible assets for the years ended December 31, 2023, 2022 and 2021, respectively, which is recorded in selling, general and administrative expenses in the consolidated statements of operations.

As of December 31, 2023, amortization expense related to intangible assets in each of the next five fiscal years and beyond is expected to be as follows (in millions):

2024	$11.6
2025	11.5
2026	11.5
2027	11.2
2028	10.9
Thereafter	17.5
Total	$74.2

Note 10. Investments
Investment in Full Swing
We have an ownership interest of less than 20.0% in Full Swing Golf Holdings, LLC (“Full Swing”), owners of multi-sport indoor virtualization and simulation technology. The investment is accounted for at cost less impairments, and adjusted for observable changes in fair value. At both December 31, 2023 and December 31, 2022, the carrying value of our investment in Full Swing was $9.3 million, which is included in other assets, net on our consolidated balance sheets.
On August 1, 2023 we completed the acquisition of the assets of Swing Suite, an indoor golf simulation technology that provides golf ball flight measurements and tracking data, from Full Swing for total cash consideration of $12.5 million, consisting of customer relationships, sales-type leases and licensing agreements.
Investment in Five Iron Golf
We have an ownership interest of less than 20.0% in preferred shares of The Range NYC, LLC (“Five Iron Golf”), an urban indoor golf experience company which hosts a golf simulation technology and serves food and beverage. The investment is accounted for at cost less impairments, and is adjusted for observable changes in fair value. During the twelve months ended December 31, 2023, we invested an additional $2.0 million in Five Iron Golf and recognized a $0.4 million fair value step-up in our investment related to an observable market transaction that occurred during the third quarter of 2023. As of December 31, 2023 and December 31, 2022, the carrying value of our investment in Five Iron Golf was $32.4 million and $30.0 million, respectively, which is included in other assets, net on our consolidated balance sheets.

Note 11. Selected Financial Data
Selected financial data as of the dates presented below is as follows (in millions, except useful life data):

		December 31, 2023	December 31, 2022
Inventories:
Finished goods		$623.1	$770.1
Work in process		1.4	1.2
Raw materials		163.7	181.5
Food and beverage		6.2	6.4
Total inventories		$794.4	$959.2

		December 31, 2023	December 31, 2022
Other current assets:
Credit card receivables		$76.9	$40.1
Sales return reserve cost recovery asset		25.7	25.5
VAT/Sales tax receivable		6.6	17.2
Leasing receivables		26.9	17.5
Hedging contract receivables		5.4	4.6
Other current assets		41.6	31.1
Total other current assets		$183.1	$136.0

		December 31, 2023	December 31, 2022
Property, plant and equipment, net:	Estimated Useful Life
Land		$185.2	$160.4
Buildings and leasehold improvements	3 - 40 years	1,603.9	1,196.7
Machinery and equipment	2 - 10 years	289.8	248.8
Furniture, computer hardware and equipment	3 - 5 years	380.0	299.1
Internal-use software	3 - 5 years	136.2	109.9
Production molds	2 - 5 years	10.0	9.1
Construction-in-process		210.3	271.6
Total property, plant, and equipment, gross		2,815.4	2,295.6
Less: Accumulated depreciation		658.9	486.0
Total property, plant, and equipment, net		$2,156.5	$1,809.6
We recorded $225.6 million, $177.6 million, and $142.8 million of total depreciation expense in our consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021, respectively.

	December 31, 2023	December 31, 2022
Accounts payable and accrued expenses:
Accounts payable	$130.7	$159.1
Accrued expenses	202.1	160.9
Accrued inventory	147.7	260.0
Total accounts payable and accrued expenses	$480.5	$580.0

Note 12. Income Taxes
Our income before income taxes was subject to taxes in the following jurisdictions for the following periods (in millions):

	Years Ended December 31,
	2023	2022	2021
United States	$3.5	$97.8	$295.3
Foreign	31.3	44.1	55.3
Total	$34.8	$141.9	$350.6
The provision (benefit) for income taxes is comprised of (in millions):

	Years Ended December 31,
	2023	2022	2021
Current tax provision:
Federal	$7.0	$9.8	$2.9
State	7.1	5.7	2.3
Foreign	6.8	6.4	14.6
	20.9	21.9	19.8
Deferred tax provision (benefit):
Federal	(36.3)	(42.6)	11.0
State	(37.0)	7.9	7.2
Foreign	(7.8)	(3.2)	(9.4)
	(81.1)	(37.9)	8.8
Income tax (benefit) provision	$(60.2)	$(16.0)	$28.6
As described below, the most significant item impacting our tax provision in 2023 is the release of valuation allowances which were recorded on our U.S. deferred tax assets as a result of the merger with Topgolf. This created a large deferred tax benefit recorded to tax provision in 2023.

Significant components of our deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Operating loss carryforwards	$132.3	$135.9
Tax credit carryforwards	58.7	57.3
ASC Topic 842 lease liability	461.1	441.6
Deemed landlord financing	252.3	167.5
Other	103.9	90.3
Total deferred tax assets	1,008.3	892.6
Valuation allowance for deferred tax assets	(47.7)	(100.2)
Deferred tax assets, net of valuation allowance	960.6	792.4

Deferred tax liabilities:
Basis difference related to fixed assets	(209.9)	(146.6)
Basis difference related to intangible assets with an indefinite life	(337.1)	(332.4)
ASC Topic 842 ROU assets	(425.3)	(414.7)
Other	(9.3)	(0.1)
Total deferred tax liabilities	(981.6)	(893.8)
Net deferred tax assets (liabilities) are shown on the accompanying consolidated balance sheets as follows:
Non-current deferred tax assets	15.7	16.1
Non-current deferred tax liabilities	(36.7)	(117.5)
Deferred tax liabilities, net	$(21.0)	$(101.4)
The net change in net deferred taxes in 2023 of $80.4 million is primarily comprised of the release of valuation allowances on our U.S. deferred tax assets.
Deferred tax assets and liabilities result from temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are anticipated to be in effect at the time the differences are expected to reverse. The realization of the deferred tax assets, including loss and credit carry forwards, is subject to our generating sufficient taxable income during the periods in which the temporary differences become realizable. In accordance with the applicable accounting rules, we maintain a valuation allowance for a deferred tax asset when it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. In evaluating whether a valuation allowance is required under such rules, we consider all available positive and negative evidence, including prior operating results, the nature and reason for any losses, our forecast of future taxable income, and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on our best judgment at the time made based on current and projected circumstances and conditions.
During the first quarter of fiscal year 2021, we established a significant valuation allowance on our U.S. deferred tax assets as we were in a cumulative loss position immediately following the merger with Topgolf. During the second quarter of 2023, pursuant to an analysis of all positive and negative evidence, we determined that the majority of our U.S. deferred tax assets were more likely than not to be realized and reversed $50.8 million of the valuation allowance against those deferred tax assets. The remaining valuation allowance on our U.S. deferred tax assets primarily relates to state net operating loss carryforwards and credits that we estimate may not be able to be utilized in future periods. With respect to non-U.S. entities, valuation allowances have been recorded against certain tax attributes for which management believes it is not more likely than not that they will be realized. It is possible that within the next 12 months sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance attributable to non-US entities will no longer be needed, which would result in a non-cash tax benefit.

As of December 31, 2023, we had federal and state income tax credit carryforwards of $46.6 million and $33.7 million, respectively, which will expire if unused at various dates beginning on December 31, 2028. Such carryforwards expire as follows (in millions):

U.S. foreign tax credit	$2.2	2028-2033
U.S. business tax credits	$44.4	2030-2043
State business tax credits - indefinite lived	$29.4	Do not expire
State business tax credits - definite lived	$4.3	2032-2047
As of December 31, 2023, we had federal, Germany, and United Kingdom net operating losses (“NOLs”) carryforwards of $389.3 million and interest expense carryforwards of $49.9 million, respectively. Such carryforwards expire as follows (in millions):

U.S. loss carryforwards - definite lived	$14.7	2028-2037
U.S. loss carryforwards - indefinite lived	$179.2	Do not expire
U.S. interest expense carryforwards	$49.9	Do not expire
Germany loss carryforwards	$110.8	Do not expire
United Kingdom loss carryforwards	$84.6	Do not expire
Our ability to utilize the NOLs and credits to offset future taxable income may be deferred or limited significantly if we were to experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of our stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. We determined that an ownership change has occurred for purposes of Section 382 on the date of the Topgolf merger. Topgolf experienced an ownership change in November 2021. As such, all of our federal NOLs and tax credits are limited to an annual Section 382 limitation on the utilization of our tax attributes. This change is not expected to have any material effect on our results of operations or statements of financial position. In addition, Topgolf’s NOLs are presently expected to be subject to “separate return limitation year” limitations. Separate return limitation year NOLs can only be used in years that both the consolidated group and the entity that created such NOLs have taxable income, which may limit our ability to utilize Topgolf’s NOLs in the future. Therefore, our ability to utilize Topgolf tax attributes to offset future taxable income may be deferred or limited significantly.
A reconciliation of the effective tax rate on income or loss and the statutory tax rate is as follows:

	Years Ended December 31,
	2023	2022	2021
Statutory U.S. tax rate	21.0%	21.0%	21.0%
State income taxes, net of U.S. tax benefit	(67.7)%	7.1%	2.1%
Foreign income taxed at other than U.S. statutory rate	(26.0)%	(8.9)%	(3.3)%
Federal tax credits	(46.6)%	(8.7)%	(2.0)%
Revaluation of Company stock attributable to Topgolf merger	—%	—%	(15.1)%
Other non-deductible expenses	6.0%	1.0%	0.7%
Non-deductible compensation	17.9%	4.5%	1.4%
U.S. Foreign tax inclusion	0.4%	1.0%	0.5%
Foreign derived intangible income deduction	(7.5)%	(3.0)%	(2.1)%
Stock compensation excess tax benefits	—%	—%	(1.6)%
Impact of uncertain tax positions	8.5%	(0.8)%	(2.2)%
Change in deferred tax valuation allowance	(88.5)%	(23.0)%	7.8%
Withholding tax impacts on foreign subsidiaries	5.5%	—%	—%
Other	4.3%	(1.5)%	1.0%
Effective tax rate	(172.7)%	(11.3)%	8.2%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2023	2022	2021
Balance at January 1	$26.2	$26.6	$28.3
Additions based on tax positions related to the current year	1.8	1.7	1.7
Additions for tax positions of prior years	2.0	1.2	0.5
Reductions for tax positions of prior years	—	(1.5)	(0.9)
Settlement of tax audits	—	—	(2.7)
Current year acquisitions	—	—	6.7
Reductions due to lapsed statute of limitations	(0.7)	(1.8)	(7.0)
Balance at December 31	$29.3	$26.2	$26.6
As of December 31, 2023, the gross liability for income taxes associated with uncertain tax benefits was $29.3 million. This liability could be reduced by $5.1 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, which was recorded as a long-term income tax receivable, as well as $8.1 million of deferred taxes. The net amount of $16.1 million, if recognized, would affect our financial statements and favorably affect our effective income tax rate.
We expect the unrecognized tax benefit liabilities to decrease approximately $3.6 million during the next 12 months.
We recognize interest and/or penalties related to income tax matters in income tax provision. We recognized a tax benefit of $0.1 million, $0.3 million, and $0.6 million, for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated balance sheets were each $2.9 million.
We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various U.S. states and foreign jurisdictions. We are generally no longer subject to income tax examinations by tax authorities in our major jurisdictions as follows:

Major Tax Jurisdiction	Years No Longer Subject to Audit
U.S. Federal	2010 and prior
Germany	2013 and prior
Japan	2017 and prior
South Korea	2021 and prior
United Kingdom	2018 and prior
As of December 31, 2023, we had $177.2 million of undistributed foreign earnings and profits. Pursuant to the Tax Act, our undistributed foreign earnings and profits were deemed repatriated as of December 31, 2017 and subsequent foreign profits are not expected to be subject to U.S. income tax upon repatriation. We have not provided deferred tax liabilities for foreign withholding taxes and certain state income taxes on the undistributed earnings and profits from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States and expects the net impact of any future repatriations of permanently reinvested earnings on our overall tax liability to be insignificant. For jurisdictions in which we are not permanently reinvested, we have estimated and accrued $3.3 million for the net impact on our overall tax liability.
Note 13. Commitments & Contingencies
Legal Matters
We are subject to routine legal claims, proceedings, and investigations associated with the normal conduct of our business activities, including commercial disputes and employment matters. We also receive from time to time information claiming that products we sell infringe or may infringe patent, trademark, or other intellectual property rights of third parties. One or more such claims of potential infringement could lead to litigation, the need to obtain licenses, the need to alter a product to avoid infringement, a settlement or judgment, or some other action or material loss by us, which could adversely affect our overall ability to protect our product designs and ultimately limit our future success in the marketplace. Additionally, we are occasionally subject to non-routine claims, proceedings, or investigations.

We regularly assess such matters to determine the degree of probability that we will incur a material loss as a result of such matters, as well as the range of possible loss. An estimated loss contingency is accrued in our financial statements if it is probable we will incur a loss and the amount of the loss can be reasonably estimated. Historically, the claims, proceedings, and investigations brought against us, individually and in the aggregate, have not had a material adverse effect on our consolidated results of operations, cash flows or financial position. However, it is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. Consequently, management is unable to estimate the ultimate aggregate amount of monetary loss, amounts covered by insurance, or the financial impact that will result from such matters. In addition, we cannot assure that we will be able to successfully defend ourselves in those matters, or that any amounts accrued in relation to a potential loss are sufficient.
Unconditional Purchase Obligations
During the normal course of our business, we enter into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, intellectual property licensing agreements pursuant to which we are required to pay royalty fees, and signed lease agreements of which we have not taken possession as of year-end. The amounts listed below approximate the minimum purchase obligations we are obligated to pay under these agreements. The actual amounts paid under some of the agreements may be higher or lower than these amounts due to the variable nature of these obligations.
As of December 31, 2023, the minimum obligation that we are required to pay under these agreements over the next five years as follows (in millions):

2024	$52.5
2025	37.9
2026	25.1
2027	18.3
2028	11.5
Total minimum obligations	$145.3
Our minimum capital commitment related to lease agreements for Topgolf venues under construction, net of amount reimbursed by third-party real estate financing partners, of $107.0 million is not reflected in this total. These commitments are generally outstanding for periods less than a year. See Note 6 for further information.
Other Contingent Contractual Obligations
During our normal course of business, we have made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to us or based on our negligence or willful misconduct and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, we have consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. We have also issued guarantees in the form of standby letters of credit of $15.6 million as of December 31, 2023.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our consolidated financial statements. The fair value of indemnities, commitments and guarantees that we issued during the year ended and as of December 31, 2023 was not material to our financial position, results of operations or cash flows.

Note 14. Capital Stock
Common Stock and Preferred Stock
Holders of our common stock are entitled to one vote for each share of common stock on all matters submitted to a vote of our shareholders.
Holders of our preferred stock are not entitled to any voting rights on matters submitted to a vote of our shareholders. Of the authorized shares of our preferred stock, 0.2 million shares are designated as Series A Junior Participating Preferred Stock. Holders of our Series A Junior Participating preferred stock are entitled to 1,000 votes on all matters submitted to a vote of our shareholders. The holders of Series A Junior Participating Preferred Stock and the holders of common stock generally vote together as one class on all matters submitted to a vote of our shareholders. To date, no Series A Junior Participation preferred stock has been issued, therefore there are currently no preferences for the preferred stock.
Treasury Stock and Stock Repurchases
On May 26, 2022, our Board of Directors authorized a $100.0 million share repurchase program (the “2022 Repurchase Program”) under which we are authorized to repurchase shares of our common stock in the open market or in private transactions, subject to our assessment of market conditions and repurchase opportunities, and in accordance with the terms and conditions of our New ABL Facility and other long-term debt facilities. The 2022 Repurchase Program does not require that a specific number of shares be acquired and will remain in effect until the program is completed or terminated by the Board of Directors. During the year ended December 31, 2023, we repurchased 2.9 million shares of our common stock at an average price per share of $16.37, for a total cost of $46.3 million, excluding commissions, under the 2022 Repurchase Program.
Repurchases made under our repurchase programs are made in accordance with the terms and conditions of our New ABL Facility and other long-term debt, which limit the amount of stock that can be repurchased.
In addition to the aforementioned repurchase program, we treat shares withheld for tax purposes on behalf of our employees in connection with the vesting and settlement of employee RSUs and PRSUs as common stock repurchases because they reduce the number of shares that would have been issued to the employee upon vesting. These withheld shares of common stock are not considered to be repurchases under the share repurchase program. During the years ended December 31, 2023, 2022, and 2021 we withheld 0.4 million, 0.5 million, and 0.4 million shares of our common stock to satisfy employee payroll tax withholding obligations of $9.3 million, $10.9 million, and $13.5 million, respectively, related to the vesting and settlement of restricted stock unit and performance share unit awards.
Repurchases of shares of our own common stock are recorded at cost and are a reduction of shareholders’ equity.
Note 15. Stock Plans and Share-Based Compensation
Equity Compensation Plans and Replacement Awards
As of December 31, 2023, we had two shareholder approved stock plans under which shares were available for equity-based awards; the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Incentive Plan”) and the Callaway Golf Company 2022 Incentive Plan (the “2022 Incentive Plan”). We also had one non-shareholder approved stock plan, the 2021 Employment Inducement Plan (the “2021 Inducement Plan”), which was adopted in connection with our merger with Topgolf on March 8, 2021. The 2021 Inducement Plan has substantially the same terms as our 2004 Incentive Plan, with the exception that awards can only be made to new employees in connection with their commencement of employment and incentive stock options cannot be granted under the 2021 Inducement Plan. Upon the effective date of the 2022 Incentive Plan, we ceased granting awards under the 2004 Incentive Plan and the 2021 Inducement Plan and, except for shares subject to awards under those plans on the effective date of the 2022 Incentive Plan, any shares remaining for future issuance under such Plans were canceled.
The 2004 Incentive Plan permitted the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance share units and other equity-based awards to our officers, employees, consultants and certain other non-employees who provide services to us. All grants under the 2004 Incentive Plan were discretionary, although no participant may receive awards in any one year in excess of 2.0 million shares. No new awards may be granted under the 2004 Incentive Plan.

The 2021 Inducement Plan was adopted in connection with our merger with Topgolf on March 8, 2021. The plan permitted the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance share units and other equity-based awards to our officers, employees, consultants and certain other non-employees who provide services to us. No new awards may be granted under the 2021 Inducement Plan.
The 2022 Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance share units and other equity-based awards to our officers, employees, consultants, eligible directors serving on our Board of Directors and certain other non-employees who provide services to us. All grants under the 2022 Incentive Plan are discretionary. Directors may receive a one-time grant upon their initial appointment to our Board of Directors and may receive an annual grant thereafter upon being re-elected at each annual meeting of shareholders. The maximum number of shares issuable over the term of the 2022 Incentive Plan is 16.0 million shares, plus any shares underlying awards made under the 2004 Incentive Plan to the extent such awards lapse, expire, terminate or are canceled.
In connection with the merger with Topgolf which was completed on March 8, 2021, we assumed two equity compensation plans and a stock option agreement between Topgolf and a third party (collectively, the “Topgolf Equity Compensation Plans and Option Agreement”) in connection with the merger. No additional awards may be granted by the Company under the assumed Topgolf Equity Compensation Plans and Option Agreement.
The following table presents shares authorized, available for future grant and outstanding under each of our plans as of December 31, 2023 (in millions):

	Authorized	Available(1)	Outstanding(2)
2004 Incentive Plan	33.0	—	2.0
2021 Inducement Plan	1.3	—	0.3
2022 Incentive Plan	16.0	12.0	1.3
Topgolf Equity Compensation Plans and Option Agreement	3.4	—	1.1
Total	53.7	12.0	4.7

(1) Includes shares subject to a full award value under the 2022 Incentive Plan’s fungible share ratio.
(2) Excludes 0.8 million of issued restricted stock awards which are not outstanding.
Stock Options
There were no stock options granted in 2023 or 2022. In 2021, we granted 3.2 million stock options related to the replacement awards that were issued in connection with our merger with Topgolf. These awards had a weighted average grant-date fair value of $25.93 per share and a total acquisition date fair value of $5.3 million.
The following table summarizes our stock option activities for the year ended December 31, 2023 (in millions, except per share amounts and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	1.9	$26.97
Granted	—	$—
Exercised	(0.3)	$15.11
Forfeited(1)	—	$35.14
Expired	(0.5)	$29.93
Outstanding at December 31, 2023	1.1	$28.44	3.18	$0.1
Vested and expected to vest in the future at December 31, 2023	1.1	$28.44	3.18	$0.1
Exercisable at December 31, 2023	1.0	$28.20	3.07	$0.1

(1) A nominal number of stock options were forfeited during the year ended December 31, 2023.

The following table summarizes information related to outstanding stock options as of December 31, 2023 (in millions, except option price and remaining life amounts):

		Weighted Average
Range of Option Prices	Options Outstanding	Remaining Life (Years)	Exercise Price
$6.91 to $35.14	1.1	3.18	$28.44
As of December 31, 2023, there was less than $0.1 million of unamortized compensation expense related to stock options granted to employees under our share-based payment plans.
The following table summarizes information related to intrinsic value and cash received related to option exercises for the periods presented below (in millions):

	Year Ended December 31,
	2023	2022	2021
Intrinsic value for options exercised	$1.7	$0.6	$26.3
Cash received from exercise of options	$4.2	$0.7	$22.3
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
RSUs, RSAs, and PRSUs
The following table represents activity for restricted stock units, restricted stock awards, and performance based awards for the year ended December 31, 2023 (in millions, except fair value amounts):

	RSUs		RSAs		PRSUs
	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2023	1.4	$25.47	0.1	$29.52	2.1	$30.24
Granted	0.8	$22.78	0.8	$19.60	0.6	$36.58
Vested	(0.7)	$25.21	(0.1)	$29.52	(0.4)	$20.74
Target Award Adjustment(1)	—	$—	—	$—	0.1	$19.85
Forfeited(2)	(0.1)	$25.09	—	$29.52	(0.1)	$32.44
Unvested at December 31, 2023	1.4	$24.13	0.8	$19.83	2.3	$32.71

(1) Represents incremental shares earned by participants at a performance achievement in excess of 100% for awards previously granted.
(2) A nominal number of RSAs were forfeited during the year ended December 31, 2023.

The following table summarizes fair value of awards vested and the weighted average grant date fair value per share of awards granted during the periods presented below (in millions, except for per share amounts):

	Years Ended December 31,
	2023	2022	2021
RSUs:
Total fair value of RSUs vested	$17.3	$17.2	$6.5
Per share weighted average grant date fair value of RSU grants	$22.78	$22.81	$29.60

RSAs:
Total fair value of RSAs vested	$1.3	$2.1	$0.8
Per share weighted average grant date fair value of RSA grants(1)	$19.60	$—	$28.74

PRSUs:
Total fair value of PRSUs vested	$7.8	$6.9	$8.2
Per share weighted average grant date fair value of PRSU grants	$36.58	$34.68	$30.35

(1) There were no RSAs granted during the year ended December 31, 2022.
The following table summarizes the unamortized compensation expense, net of estimated forfeitures, of awards granted under our share-based plans as of December 31, 2023, as well as their related weighted-average remaining recognition period (in millions, except for periods):

December 31, 2023
RSUs:
Unamortized compensation expense for RSUs	$16.2
Weighted-average remaining recognition period (in years)	1.4

PRSUs:
Unamortized compensation expense for PRSUs	$25.0
Weighted-average remaining recognition period (in years)	1.0
Share-Based Compensation Expense
The table below summarizes amounts recognized for share-based compensation by award-type, net of estimated forfeitures, in our consolidated statement of operations for the periods presented (in millions):

	Years Ended December 31,
	2023	2022	2021
Stock options	$0.4	$1.4	$2.6
Restricted stock units	18.9	17.6	14.0
Restricted stock awards	0.6	1.3	2.4
Performance based restricted share unit awards	26.8	26.7	19.7
Total share-based compensation expense, before tax	46.7	47.0	38.7
Income tax benefit	(11.2)	(11.3)	(8.9)
Total share-based compensation expense, after tax	$35.5	$35.7	$29.8

The table below summarizes amounts recognized for share-based compensation, net of estimated forfeitures, in our consolidated statement of operations for the periods presented (in millions):

	Years Ended December 31,
	2023	2022	2021
Cost of products	$1.9	$1.6	$1.2
Selling, general and administrative expenses	39.8	44.0	36.5
Research and development expenses	1.6	1.1	1.0
Other venue expenses	3.4	0.3	—
Total share-based compensation expense, before tax	46.7	47.0	38.7
Income tax benefit	(11.2)	(11.3)	(8.9)
Total share-based compensation expense, after tax	$35.5	$35.7	$29.8
Note 16. Employee Benefit Plans
We have two voluntary deferred compensation plans under Section 401(k) of the Internal Revenue Code (the “Topgolf Callaway Brands Corp. 401(k) Plan” and the “Topgolf 401(k) Plan” for employees who satisfy the age and service requirements under each respective plan.
Topgolf Callaway Brands Corp. 401(k) Plan
Under the Topgolf Callaway Brands Corp. 401(k) Plan, each participant may elect to contribute up to 75% of annual compensation, up to the maximum allowable limit permitted by the IRS. Under the plan, the Company contributes an amount equal to 50% of the participant’s contributions, up to 6% of the participant’s eligible annual compensation, for a maximum annual employer matching contribution of 3%. The portion of the participant’s account attributable to elective deferral contributions and rollover contributions made by the participant are 100% vested upon contribution and are not able to be forfeited. Employer contributions vest at a rate of 50% per year, and are fully vested after two years of service. During the years ended December 31, 2023, 2022 and 2021, our matching contributions under the plan were $4.8 million, $4.1 million and $3.3 million, respectively.
Topgolf 401(k) Plan
Under the Topgolf 401(k) Plan, employees of Topgolf may elect to contribute up to 80% of annual compensation, up to the maximum allowable limit permitted by the IRS. Under the plan, Topgolf contributes an amount equal to 50% of the participant’s contribution, up to 6% of the employees eligible compensation, for a maximum annual employer matching contribution of 3%. The portion of the participant’s account attributable to elective deferral contributions and rollover contributions made by the participant are 100% vested upon contribution and are not able to be forfeited. Employer contributions vest at a rate of 25% per year, and are fully vested after four years of service.
In January 2022, we amended the Topgolf 401(k) Plan (as amended, the “2022 Topgolf 401(k) Plan”). Under the 2022 Topgolf 401(k) Plan, we contribute annually an amount equal to 100% of the participant’s first 3% of contributions, and an amount equal to 50% of the participant’s contributions between 3% and 5% of eligible compensation, for a maximum contribution of 4%. The portion of the participant’s account attributable to elective deferral contributions and rollover contributions made by the participant are 100% vested and are not able to be forfeited. Employer contributions under the plan are immediately 100% vested upon contribution and are not able to be forfeited. During the years ended December 31, 2023, 2022 and 2021, our matching contributions under the plan were $9.5 million, $7.2 million, and $2.7 million, respectively.
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
The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses, revolving credit facilities, and other current liabilities approximate fair value due to their short-term nature, and are therefore categorized within Level 1 of the fair value hierarchy. Our money market funds, which are included in cash and cash equivalents on our consolidated balance sheets, accrue dividends which are reinvested in the fund and are reflected in their carrying value. As of December 31, 2023, the carrying value of our money market fund was $196.5 million. We did not have any money market funds as of December 31, 2022.
Hedging instruments are re-measured on a recurring basis using broker quotes, daily market foreign currency rates, and interest rate curves as applicable, and are therefore categorized within Level 2 of the fair value hierarchy.
The following table summarizes the valuation of our foreign currency forward contracts and interest rate hedge agreements (see Note 18) that are measured at fair value on a recurring basis, and are classified within Level 2 of the fair value hierarchy as of the periods presented (in millions):

	Fair Value	Level 2
December 31, 2023
Foreign currency forward contracts—asset position	$0.2	$0.2
Foreign currency forward contracts—liability position	(4.5)	(4.5)
Interest rate hedge agreements—asset position	5.2	5.2
Interest rate hedge agreements—liability position	(2.6)	(2.6)
Total	$(1.7)	$(1.7)
December 31, 2022
Foreign currency forward contracts—asset position	$0.2	$0.2
Foreign currency forward contracts—liability position	(5.4)	(5.4)
Interest rate hedge agreements—asset position	7.2	7.2
Total	$2.0	$2.0
There were no transfers of financial instruments between the levels of the fair value hierarchy during the years ended December 31, 2023 and 2022.

Disclosures about the Fair Value of Financial Instruments
The table below presents information about the fair value of our financial liabilities whose value were derived using Level 2 inputs of the fair value hierarchy, and is provided for comparative purposes only, relative to the carrying values of our financial instruments recognized in the consolidated balance sheets for the periods presented (in millions):

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Asset-Based Revolving Credit Facility	$26.3	$26.3	$181.1	$181.1
2022 Japan ABL Credit Facility	$28.4	$28.4	$38.2	$38.2
2023 Term Loan B	$1,240.6	$1,242.2	$—	$—
Convertible Notes	$258.3	$277.0	$258.3	$337.7
Equipment Notes	$19.2	$17.0	$27.8	$23.6
Mortgage Loans	$45.4	$54.8	$45.9	$55.3
Term Loan B	$—	$—	$432.0	$431.1
Topgolf Term Loan	$—	$—	$336.9	$337.1
Topgolf Revolving Credit Facility	$—	$—	$110.0	$110.0
Non-recurring Fair Value Measurements
We measure certain assets at fair value on a non-recurring basis at least annually or more frequently if it is determined that impairment indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments, which are written down to fair value when they are classified as held for sale or determined to be impaired. During the year ended December 31, 2023, we recognized an $11.7 million impairment loss related to the abandonment of our Shankstars online digital game, which was included within research and development costs on our consolidated statements of operations. During the year ended December 31, 2022, we recognized $5.5 million of total impairment losses, of which $4.8 million was related to the impairment of property, plant and equipment at an underperforming premerger Topgolf concept location, and was included in other venue expenses in our consolidated statements of operations during the year ended December 31, 2022. The fair value of the location was determined using the cost approach for similar assets, which considers the highest and best use of these assets, and was categorized within Level 3 of the fair value hierarchy. We did not recognize any impairments during the year ended December 31, 2021.

Note 18. Derivatives and Hedging
The following table summarizes the fair value of our derivative instruments as well as the location of the asset and/or liability on the consolidated balance sheets as of December 31, 2023 and December 31, 2022 (in millions):

		Fair Value of Asset Derivatives
		December 31,
	Balance Sheet Location	2023	2022
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$0.1
Interest rate swap contracts	Other current assets	5.2	4.4
Interest rate swap contracts	Other assets, net	—	2.8
Total		$5.2	$7.3
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	0.2	0.1
Total asset position		$5.4	$7.4

		Fair Value of Liability Derivatives
		December 31,
	Balance Sheet Location	2023	2022
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$—	$2.6
Interest rate swap contracts	Other long-term liabilities	2.6	—
		2.6	2.6
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	4.5	2.8
Total liability position		$7.1	$5.4
Our derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their respective maturity date. Although we have the legal right of offset under the master netting agreements, we have elected to present these contracts on a gross basis on the accompanying consolidated balance sheets as of December 31, 2023 and 2022. Gains and losses related to our derivative instruments are presented as an adjustment to reconcile net income to net cash provided by or used in operating activities in the consolidated statements of cash flows.
Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
As of December 31, 2023, there were no notional amounts on our foreign currency contracts designated as cash flow hedging instruments. As of December 31, 2022, the notional amounts of our foreign currency forward contracts designated as cash flow hedging instruments was approximately $100.0 million.
During the year ended December 31, 2023, we recorded net gains of $8.6 million in accumulated other comprehensive loss related to foreign currency forward contracts, and released net gains of $5.9 million in cost of products for the underlying sales that were recognized. Additionally, for the year ended December 31, 2023, $2.8 million of net gains related to the amortization of forward points were released from other comprehensive income and recognized in cost of goods sold. Based on the current valuation, we expect to reclassify net losses of $0.4 million related to foreign currency forward contracts from accumulated other comprehensive income into earnings during the next 12 months.
For the years ended December 31, 2022 and 2021, we recognized net gains of $2.0 million and $2.4 million in accumulated other comprehensive loss related to forward currency forward contracts. For the years ended December 31, 2022 and 2021, we released net gains of $4.8 million and $1.7 million, respectively, into cost of goods sold related to foreign currency forward contracts.
Interest Rate Swap Contracts
We used interest rate swaps in order to mitigate the risk of changes in interest rates associated with our variable-rate Term Loan B, which was replaced by our 2023 Term Loan B as a part of our debt modification in March 2023 (see Note 7). As part of this modification, we entered into a termination agreement to unwind our existing interest rate swaps, and as a result, we received proceeds of $5.6 million. As of December 31, 2023, we have a deferred gain of $3.2 million recognized in other comprehensive income related to these proceeds, which will be amortized into interest expense over the remaining term of the contract.
In April 2023, we entered into interest rate swaps designated as cash flow hedges in order to mitigate the risk of interest rate fluctuations associated with our 2023 Term Loan B. Over the life of the 2023 Term Loan B, we will receive variable interest payments from the counterparty lenders in exchange for fixed interest rate payments, which are made at a weighted average rate of 3.36% across our interest rate swap contracts without exchange of the underlying notional amount, which was $400.0 million as of December 31, 2023. Our interest rate swap contracts that were unwound as a part of our debt modification discussed above had a combined notional amount of $192.3 million at December 31, 2022.

The following tables summarize the net effect of all cash flow hedges on the consolidated financial statements for the periods presented (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2023	2022	2021
Foreign currency forward contracts	$8.6	$2.0	$2.4
Interest rate swap contracts	6.9	14.2	4.4
Total	$15.5	$16.2	$6.8

	Gain (Loss) Reclassified from Other Comprehensive Income into Earnings
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2023	2022	2021
Foreign currency forward contracts	$5.9	$4.8	$1.7
Interest rate swap contracts	8.2	(1.6)	(4.8)
Total	$14.1	$3.2	$(3.1)
Based on the current valuation as of December 31, 2023, we expect to reclassify a net gain of $5.2 million related to the interest rate swap contracts from accumulated other comprehensive loss into earnings during the next 12 months.

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
We use foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate our exposure to fluctuations in foreign currency exchange rates due to the remeasurement of certain balance sheet payables and receivables denominated in foreign currencies, as well as gains and losses resulting from the translation of the operating results of our international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from inception. As of December 31, 2023, 2022 and 2021, the notional amounts of our foreign currency forward contracts used to mitigate the exposures discussed above were approximately $209.4 million, $162.9 million, and $67.8 million, respectively. We estimate the fair values of foreign currency forward contracts based on pricing models using current market rates, and record all derivatives on our consolidated balance sheet at fair value, with changes in fair value recorded in our consolidated statements of operations. Foreign currency forward contracts are classified under Level 2 of the fair value hierarchy (see Note 17).
The following table summarizes the location of net gains and losses for each type of our derivative contracts recognized in the consolidated statements of operations for the periods presented (in millions):

		Amount of Net Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments	Location of Net Gain Recognized in Income on Derivative Instruments	Years Ended December 31,
		2023	2022	2021
Foreign currency forward contracts	Other income, net	$19.6	$44.5	$14.4
During the years ended December 31, 2023, 2022 and 2021, we recognized net foreign currency transactional losses of $6.4 million, $18.3 million, and $6.4 million, respectively, in our consolidated statements of operations.

Note 19. Accumulated Other Comprehensive Loss
The following table details the amounts reclassified from accumulated other comprehensive loss and foreign currency translation adjustments for the periods presented below (in millions):

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, January 1, 2021, after tax	$(14.0)	$7.5	$(6.5)
Change in derivative instruments	6.9	—	6.9
Net gains reclassified to cost of goods sold	(1.7)	—	(1.7)
Net losses reclassified to interest expense	4.8	—	4.8
Income tax provision on derivative instruments	(1.6)	—	(1.6)
Foreign currency translation adjustments	—	(29.2)	(29.2)
Accumulated other comprehensive loss, December 31, 2021, after tax	(5.6)	(21.7)	(27.3)
Change in derivative instruments	16.2	—	16.2
Net gains reclassified to cost of goods sold	(4.8)	—	(4.8)
Net losses reclassified to interest expense	1.6	—	1.6
Income tax provision on derivative instruments	(2.5)	—	(2.5)
Foreign currency translation adjustments	—	(44.7)	(44.7)
Accumulated other comprehensive loss, December 31, 2022, after tax	4.9	(66.4)	(61.5)
Change in derivative instruments	15.5	—	15.5
Net gains reclassified to cost of goods sold	(5.9)	—	(5.9)
Net gains reclassified to interest expense	(8.2)	—	(8.2)
Income tax provision on derivative instruments	(0.2)	—	(0.2)
Foreign currency translation adjustments	—	12.8	12.8
Accumulated other comprehensive loss, December 31, 2023, after tax	$6.1	$(53.6)	$(47.5)
Note 20. Segment Information
We have three operating and reportable segments:
•Topgolf, which is primarily comprised of service revenues and expenses from our Company-operated Topgolf venues, Toptracer ball-flight tracking technology, and WGT digital golf game;
•Golf Equipment, which is comprised of product revenues and expenses that encompass golf club and golf ball products, including Callaway Golf-branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata-branded golf balls and sales of pre-owned golf clubs; and
•Active Lifestyle, which is comprised of product revenues and expenses for the Jack Wolfskin outdoor apparel, gear and accessories business, the TravisMathew golf and lifestyle apparel and accessories business, the Callaway soft goods business and the OGIO business, which consists of golf apparel and accessories (including golf bags), and storage gear for sport and personal use. This segment also includes royalties from licensing of our trademarks and service marks for various soft goods products. During the second quarter of 2022, we changed the name of our Apparel, Gear, and Other operating segment to Active Lifestyle. The segment name change had no impact on the composition of our segments or on previously reported financial position, results of operations, cash flow or segment operating results.
There were no significant intersegment transactions during the years ended December 31, 2023, 2022, or 2021.

The following table contains information utilized by management to evaluate our operating segments for the periods presented below (in millions):

	Years Ended December 31,
	2023	2022	2021
Net revenues:
Topgolf(1)	$1,761.0	$1,549.0	$1,087.6
Golf Equipment	1,387.5	1,406.6	1,229.2
Active Lifestyle	1,136.3	1,040.1	816.6
Total net revenues	$4,284.8	$3,995.7	$3,133.4

Income before income taxes:
Topgolf(1)	$108.8	$76.8	$58.2
Golf Equipment	193.3	251.4	203.9
Active Lifestyle	117.0	77.4	68.5
Total segment operating income	419.1	405.6	330.6
Reconciling Items(2)	(181.4)	(148.8)	(125.9)
Total operating income	237.7	256.8	204.7
Gain on Topgolf investment(3)	—	—	252.5
Interest expense, net	(210.2)	(142.8)	(115.6)
Other income, net	7.3	27.9	9.0
Total income before income taxes	$34.8	$141.9	$350.6

(1) On March 8, 2021, the Company completed the merger with Topgolf and has included the results of operations of Topgolf in its consolidated statements of operations and statements of financial position from that date forward.

(2) Reconciling items in 2023 include corporate general and administrative expenses not utilized by management in determining segment profitability, including reorganization charges of $12.3 million incurred during the twelve months ended December 31, 2023 to reorganize our IT functions and improve the organizational structure in our Active Lifestyle and Topgolf Segments. As of December 31, 2023, our total liability in accrued employee costs and benefits related to the reorganization was $4.0 million. Reconciling items in 2023 and 2022 also include the amortization and depreciation of acquired intangible assets, purchase accounting adjustments related to acquisitions, non-recurring costs associated with the integration of new IT systems stemming from acquisitions, and costs related to a 2023 cybersecurity incident. In addition, reconciling items in 2022 and 2021 include legal and credit agency fees related to the postponement of our debt refinancing, and charges related to the suspension of our Jack Wolfskin retail business in Russia due to the Russia-Ukraine war and the closure of a pre-merger Topgolf concept location. The amount for 2021 also includes transaction, transition and other non-recurring costs associated with the merger with Topgolf and costs associated with the implementation of new IT systems for Jack Wolfskin.

(3) The gain on Topgolf investment is related to the fair value step-up on the Company’s investment in Topgolf (see Note 4).

	December 31,
	2023	2022
Inventory:
Topgolf	$50.2	$38.2
Golf Equipment	454.2	567.2
Active Lifestyle	290.0	353.8
Total inventory	$794.4	$959.2

Property, Plant, & Equipment, net:
Topgolf	$1,963.0	$1,612.4
Golf Equipment	102.5	106.5
Active Lifestyle	91.0	90.7
Total property, plant, & equipment, net	$2,156.5	$1,809.6

Goodwill & Intangibles, net:
Topgolf	$2,427.6	$2,421.3
Golf Equipment	621.5	620.6
Active Lifestyle	445.1	445.5
Total goodwill & intangibles, net	$3,494.2	$3,487.4

Additions to long-lived assets:
Topgolf	$503.1	$490.4
Golf Equipment	8.1	13.8
Active Lifestyle	20.2	22.4
Corporate	57.7	36.3
Total additions to long-lived assets	$589.1	$562.9

Depreciation and amortization:
Topgolf	$183.9	$143.8
Golf Equipment	19.7	20.7
Active Lifestyle	36.1	28.3
Total depreciation and amortization	$239.7	$192.8
We market our products in the United States and internationally, with our principal international markets being Asia and Europe. The tables below contain information about the geographical areas in which we operate. Net revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	2023	2022	2021
	(in millions)
Net Revenues:
United States	$3,081.4	$2,798.0	$2,067.1
Europe	540.6	537.4	499.5
Asia	531.9	545.4	465.5
Rest of World	130.9	114.9	101.3
Total Net Revenues	$4,284.8	$3,995.7	$3,133.4

Long-Lived Assets
United States	$2,041.4	$1,729.0	$1,383.6
Europe	92.9	58.8	48.9
Asia	19.2	18.8	7.2
Rest of World	3.0	3.0	11.7
Total Long-Lived Assets	$2,156.5	$1,809.6	$1,451.4