Form 10-Q
period 2024-03-31
Topgolf Callaway Brands Corp.
filed 2024-05-08
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2024, the number of shares outstanding of the Registrant’s common stock was 183,570,181.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “may,” “should,” “will,” “could,” “would,” “anticipate,” “plan,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results, performance, prospects or growth and scale opportunities including, but not limited to, statements relating to future industry and market conditions, strength and demand of our products and services, continued brand momentum, demand for golf and outdoor activities and apparel, continued investments in the business, increases in shareholder value, consumer trends and behavior, future industry and market conditions, Topgolf International, Inc. (“Topgolf”) venue/bay expansion plans, the expansion of our leadership position in off-course golf, the strength of our brands, product lines and e-commerce business, geographic diversity, market recovery, availability of capital under our credit facilities, the capital markets or other sources, our conservation and cost reduction efforts, future stock repurchases, cash flows and liquidity, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax provision, the future impact of new accounting standards, the impacts of inflation and changes in foreign exchange rates, future prospects and growth of our business, including TravisMathew, LLC (“TravisMathew”), OGIO International, Inc. (“OGIO”), JW Stargazer Holding GmbH (“Jack Wolfskin”) and Topgolf. These statements are based upon current information and our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:
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
Topgolf Callaway Brands Corp. Trademarks: The following marks and phrases, among others, are our trademarks: AI One Cruiser, AI Smoke, Alpha Convoy, Apex, Apex CB, Apex DCB, Apex TCB, Apex Tour, Apex UW, APW, Arm Lock, Backstryke, Batwing Technology, Big Bertha, Big Bertha B21, Big Bertha REVA, Big T, Bird of Prey, Black Series, Bounty Hunter, C Grind, Callaway, Callaway Capital, Callaway Golf, Callaway Media Productions, Callaway Super Hybrid, Callaway X, Capital, Chev, Chev 18, Chevron Device, Chrome Soft, Chrome Soft X, Chrome Soft X LS, Chrome Tour, Chrome Tour X, Cirrus, Comfort Tech, CUATER, Cuater C logo, Cup 360, CXR, 360 Face Cup, Dawn Patrol, Demonstrably Superior And Pleasingly Different, DFX, DSPD, Divine, Double Wide, Eagle, Engage, Epic, Epic Flash, Epic Max, Epic Max LS, Epic Speed, ERC, ERC Soft, Everyone’s Game, Exo, Cage, Fast Tech Mantle, Flash Face Technology, Flash Face, FT Optiforce, FT Performance, FT Tour, Fusion, Fusion Zero, GBB, GBB Epic, Gems, Golf Fusion, Gravity Core, Great Big Bertha, Great Big Bertha Epic, Grom, Groove- In- Groove Technology, Heavenwood, Hersatility, Hex Aerodynamics, Hex Chrome, HX, Hyper Dry, Hyper-Lite, Hyper Speed Face, I.D. Ball, Jack Wolfskin, Jailbird, Jailbreak, Jailbreak AI Speed Frame, Jailbreak AI Velocity Blades, JAWS MD5, Jaws Raw, Jewel Jam, Kings of Distance, Legacy, Life On Tour, Longer From Everywhere, Lowrider, Luxe, Mack Daddy, Magna, Majestic, MarXman, Mavrik, MD3 Milled, MD4 Tactical, MD5, MD 5 Jaws, Metal-X, Microhinge Face Insert, Microhinge Star, Mission:Ambition, Nanuk, NipIt, Number One Putter in Golf, O OGIO, O Works, Odyssey, Odyssey AI One, Odyssey Eleven, Odyssey Works, Offset Groove in Groove, Ogio, OGIO AERO, OGIO ALPHA, OGIO ARORA, OGIO CLUB, OGIO FORGE, OGIO FUSE, OGIO ME, OGIO PACE, OGIO RENEGADE, OGIO RISE, OGIO SAVAGE, OGIO SHADOW, OGIO XIX, OptiColor, Opti Flex, Opti Grip, Opti Shield, OptiFit, OptiTherm, Opti Vent, ORG 7, ORG 14, ORG 15, Paradym, Paradym AI Smoke, Paradym X, Paw Print, PRESTIGE 7, ProType, ⋅R, Rainspann, Red Ball, REVA, R-Moto, Renegade, Rig 9800, Rossie, RSX, S2H2, Sabertooth, Shankstar, Shredder, Silencer, SLED, Slice Stopper, SoftFast, Solaire, Speed Cartridge, Speed Regime, Speed Step, Speed Tuned, Steelhead XR, Steelhead, Strata, Stroke Lab, Stronomic, Sub Zero, Superfast, Superhot, Supersoft, Supersoft MAX, SureOut, Swing Suite, Tee Time Adventures, TM, Tank, Tank Cruiser, Tech Series, Teron, Texapore, TMCA, Thermal Grip, Toe Up, TopChallenge, TopChip, TopContender, TopDrive, TopGolf, TopGolf Crush, Topgolf Entertainment Group, TopGolf Media, Topgolf Shield Logo, TopLife, TopPressure, TopScore, TopScramble, TopShot, TopTracer, TopTracer Range, Toulon, Toulon Garage, Tour Authentic, Tour Tested, Trade In! Trade Up!, TRAVISMATHEW, TravisMathew TM logo, Tri Hot, Trionomer Cover, Truvis, Truvis Pattern, Tyro, udesign, Uptown, Versa, VFT, VTEC, W Grind, Warbird, Weather Series, Weather Spann, Wedgeducation, WGT, White Hot, White Hot OG, White Hot Tour, White Ice, WOODE, World's Friendliest, X-12, X-14, X-16, X-18, X-20, X-22, X-24, XACT, X Face VFT, X Hot, X Hot Pro, X² Hot, X Series, X Spann, X Tech, XR, XR 16, XSPANN, Xtra Traction Technology, Xtra Width Technology, XTT, 2-Ball.

TOPGOLF CALLAWAY BRANDS CORP.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$233.9	$393.5
Restricted cash	0.7	0.8
Accounts receivable, less allowances of $11.1 million and $11.6 million, respectively	423.9	200.5
Inventories	702.9	794.4
Prepaid expenses	56.8	55.8
Other current assets	175.0	183.1
Total current assets	1,593.2	1,628.1
Property, plant and equipment, net	2,167.6	2,156.5
Operating lease right-of-use assets, net	1,402.8	1,410.1
Other intangible assets, net	80.6	83.7
Trade names and trademarks	1,420.2	1,421.8
Goodwill	1,992.7	1,988.7
Other assets, net	434.9	431.7
Total assets	$9,092.0	$9,120.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$410.5	$480.5
Accrued employee compensation and benefits	118.1	113.1
Asset-based credit facilities	52.2	54.7
Operating lease liabilities, short-term	86.7	86.4
Construction advances	61.8	59.3
Deferred revenue	106.7	110.9
Other current liabilities	39.0	42.7
Total current liabilities	875.0	947.6

Long-term debt, net	1,519.2	1,518.2
Operating lease liabilities, long-term	1,430.7	1,433.4
Deemed landlord financing obligations	1,013.7	980.0
Deferred taxes, net	41.9	36.7
Other long-term liabilities	324.5	326.5
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3.0 million shares authorized, none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 360.0 million shares authorized, and 187.0 million shares issued at both March 31, 2024 and December 31, 2023	1.9	1.9
Additional paid-in capital	3,031.7	3,032.7
Retained earnings	954.0	947.5
Accumulated other comprehensive loss	(52.1)	(47.5)
Less: Common stock held in treasury, at cost, 2.9 million shares and 3.3 million shares at March 31, 2024 and December 31, 2023, respectively	(48.5)	(56.4)
Total shareholders’ equity	3,887.0	3,878.2
Total liabilities and shareholders’ equity	$9,092.0	$9,120.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenues:
Products	$726.1	$767.6
Services	418.1	399.8
Total net revenues	1,144.2	1,167.4
Costs and expenses:
Cost of products	412.9	442.0
Cost of services, excluding depreciation and amortization	41.6	44.4
Other venue expense	323.4	305.5
Selling, general and administrative expense	273.0	268.5
Research and development expense	23.2	22.8
Venue pre-opening costs	3.2	3.7
Total costs and expenses	1,077.3	1,086.9
Income from operations	66.9	80.5
Interest expense, net	(58.8)	(49.6)
Other income (expense), net	3.4	(10.1)
Income before income taxes	11.5	20.8
Income tax provision (benefit)	5.0	(4.2)
Net income	$6.5	$25.0

Earnings per common share:
Basic	$0.04	$0.13
Diluted	$0.04	$0.13

Weighted-average common shares outstanding:
Basic	183.7	185.2
Diluted	184.4	201.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$6.5	$25.0
Other comprehensive income:
Change in derivative instruments	10.0	(0.7)
Foreign currency translation adjustments	(14.2)	5.3
Comprehensive income, before income tax	2.3	29.6
Income tax provision (benefit) on derivative instruments	0.4	(0.4)
Comprehensive income	$1.9	$30.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$6.5	$25.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	65.4	56.1
Non-cash interest on financing and deemed landlord financed leases	13.1	9.0
Loss on disposal of long-lived assets	0.9	—
Amortization of debt discount and issuance costs	1.5	2.1
Deferred taxes, net	5.4	(3.7)
Share-based compensation	13.1	12.4
Unrealized net (gains) losses on hedging instruments and foreign currency	(2.8)	3.1
Loss on debt modification	4.7	10.5
Change in assets and liabilities, net of impacts of business combinations:
Accounts receivable, net	(227.1)	(285.2)
Inventories	79.3	30.1
Leasing receivables	(0.9)	(4.3)
Other assets	17.5	16.3
Accounts payable and accrued expenses	(50.4)	4.5
Deferred revenue	(4.3)	8.8
Accrued employee compensation and benefits	5.5	(31.6)
Operating lease assets and liabilities, net	3.8	4.0
Income taxes receivable/payable, net	(4.9)	(8.5)
Other liabilities	0.4	(0.7)
Net cash used in operating activities	(73.3)	(152.1)
Cash flows from investing activities:
Capital expenditures	(65.4)	(121.4)
Asset acquisitions, net of cash acquired	—	(18.4)
Business combinations, net of cash acquired	(23.3)	—
Investment in golf-related ventures	(0.3)	—
Acquisition of intangible assets	(0.2)	(0.5)
Proceeds from sale of property and equipment	0.1	0.4
Net cash used in investing activities	(89.1)	(139.9)
Cash flows from financing activities:
Repayments of long-term debt and DLF obligations	(12.0)	(775.8)
Proceeds from borrowings on long-term debt	—	1,224.8
Repayments of credit facilities, net	—	(219.4)
Debt issuance costs	(0.2)	(1.2)
Repayments of financing leases	(1.5)	(1.0)
Proceeds from lease financing	27.2	51.6
Exercise of stock options	—	3.6
Acquisition of treasury stock	(6.2)	(9.2)
Net cash provided by financing activities	7.3	273.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.4)	0.6
Net decrease in cash, cash equivalents and restricted cash	(159.5)	(18.0)
Cash, cash equivalents and restricted cash at beginning of period	398.8	203.3
Cash, cash equivalents and restricted cash at end of period	239.3	185.3
Less: restricted cash (1)	(5.4)	(4.7)
Cash and cash equivalents at end of period	$233.9	$180.6
Supplemental disclosures:
Cash paid for income taxes, net	$4.8	$9.6
Cash paid for interest	$42.9	$35.3
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$14.0	$21.3
Accrued capital expenditures	$34.9	$40.8
Financed additions of capital expenditures	$2.3	$5.4

(1) Includes $0.7 million and $0.5 million of short-term restricted cash and $4.7 million and $4.2 million of long-term restricted cash included in other assets for the periods ended March 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	187.0	$1.9	$3,032.7	$947.5	$(47.5)	(3.3)	$(56.4)	$3,878.2
Acquisition of treasury stock	—	—	—	—	—	(0.4)	(6.2)	(6.2)
Exercise of stock options	—	—	(0.1)	—	—	—	0.1	—
Compensatory awards released from restriction	—	—	(14.0)	—	—	0.8	14.0	—
Share-based compensation	—	—	13.1	—	—	—	—	13.1
Equity adjustment from foreign currency translation	—	—	—	—	(14.2)	—	—	(14.2)
Change in fair value of derivative instruments, net of tax	—	—	—	—	9.6	—	—	9.6
Net income	—	—	—	6.5	—	—	—	6.5
Balance at March 31, 2024	187.0	$1.9	$3,031.7	$954.0	$(52.1)	(2.9)	$(48.5)	$3,887.0

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	186.2	$1.9	$3,012.7	$852.5	$(61.5)	(1.3)	$(31.3)	$3,774.3
Acquisition of treasury stock	—	—	—	—	—	(0.4)	(9.2)	(9.2)
Exercise of stock options	—	—	(1.2)	—	—	0.2	4.8	3.6
Compensatory awards released from restriction	—	—	(21.3)	—	—	0.9	21.3	—
Share-based compensation	—	—	12.4	—	—	—	—	12.4
Equity adjustment from foreign currency translation	—	—	—	—	5.3	—	—	5.3
Change in fair value of derivative instruments, net of tax	—	—	—	—	(0.3)	—	—	(0.3)
Net income	—	—	—	25.0	—	—	—	25.0
Balance at March 31, 2023	186.2	$1.9	$3,002.6	$877.5	$(56.5)	(0.6)	$(14.4)	$3,811.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. The Company and Basis of Presentation
The Company
Topgolf Callaway Brands Corp. (together with its wholly-owned subsidiaries, referred to as “we,” “our,” “us,” the “Company,” or “Topgolf Callaway Brands” unless otherwise specified), a Delaware corporation, is a leading modern golf and active lifestyle company that provides world-class golf entertainment experiences, designs and manufactures premium golf equipment, and sells golf and active lifestyle apparel and other accessories through our family of brand names, which include Topgolf, Callaway Golf, Odyssey, TravisMathew, Jack Wolfskin, OGIO, Toptracer and World Golf Tour (“WGT”).
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
Basis of Presentation
We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“GAAP”). Pursuant to these rules and regulations, we have condensed or omitted certain information and disclosures that are normally included in our annual consolidated financial statements which are prepared in accordance with GAAP. In the opinion of management, these condensed consolidated financial statements include all normal and recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 29, 2024. Interim operating results are not indicative of operating results that may be expected for the year ending December 31, 2024, or any other future periods.
We translate the financial statements of our foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. All intercompany balances and transactions have been eliminated during consolidation.

Note 2. Summary of Significant Accounting Policies
Our significant accounting policies are described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K which was filed with the SEC on February 29, 2024.
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
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09), which includes amendments that further enhance income tax disclosures through the standardization and disaggregation of rate reconciliation categories and income taxes paid in both domestic and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be applied prospectively, with early adoption and retrospective application permitted. We are in the process of evaluating the impact that ASU 2023-09 will have on our income tax related disclosures.
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

Note 3. Business Combinations
BigShots Acquisition
On February 27, 2024, we completed a series of acquisitions of certain assets from Invited, Inc. (“Invited”), the largest owner and operator of private golf and country clubs in the United States, and affiliates of Invited, related to its BigShots Golf business (“BigShots”), which consisted of certain domestic venue locations of the BigShots brand as well as additional venue-related assets and development rights related to potential new venue locations which we intend to help expand our leadership position in off-course golf. The acquisitions were completed in three separate transactions, which occurred on November 1, 2023, January 1, 2024, and February 27, 2024 (the “Acquisition Dates”) for an aggregate total purchase price of $53.1 million, and were funded with existing cash on hand. Together, the three acquisitions were accounted for as a business combination. Goodwill arising from the acquisitions was assigned to our Topgolf operating segment and primarily consists of operational synergies. Goodwill is expected to be deductible for income tax purposes.
The following table summarizes the preliminary aggregated fair values of the assets acquired and liabilities assumed for each of the transactions as of their respective acquisition dates based on the purchase price allocation (in millions):

Amounts recognized as of the Acquisition Dates
Assets Acquired
Other current assets	$0.9
Property and equipment	36.2
Intangibles—trade name	5.9
Intangibles—other	2.5
Goodwill	8.7
Total assets acquired	54.2
Liabilities Assumed
Accounts payable and accrued liabilities	0.4
Other long-term liabilities	0.7
Net assets acquired	$53.1
Total purchase price consideration	$53.1
For the three months ended March 31, 2024, the results of operations for BigShots and acquisition-related costs were not material to our condensed consolidated statements of operations. As such, the pro-forma results of operations have not been presented.

Note 4. Revenue Recognition
We primarily recognize revenue from the sale of our products and the operation of our Topgolf venues. The following table presents our revenue disaggregated by operating and reportable segment and major category for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Topgolf:
Venues	$405.7	$386.7
Other business lines	17.1	16.8
Total Topgolf	422.8	403.5

Golf Equipment:
Golf clubs	$345.9	$350.8
Golf balls	104.0	92.9
Total Golf Equipment	449.9	443.7

Active Lifestyle:
Apparel	$159.6	$176.1
Gear, accessories & other	111.9	144.1
Total Active Lifestyle	271.5	320.2

Total Consolidated	$1,144.2	$1,167.4
Venues sales at our Topgolf operating segment include the sale of merchandise and franchise equipment. During the three months ended March 31, 2024 and 2023, venue merchandise and franchise equipment sales, which are included in product sales on our condensed consolidated statement of operations, were $4.7 million and $3.7 million, respectively.
Product and Service Revenue
We sell our Golf Equipment products and Active Lifestyle products in the United States and internationally. Revenue for our Topgolf operating segment is predominately in the United States due to significantly more domestic venues than international venues. Revenue related to other business lines at Topgolf is primarily in the United States, in addition to certain regions within Europe and Asia.
The following table summarizes our revenue by major geographic region for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Revenue by Major Geographic Region:
United States	$829.0	$811.1
Europe	141.4	153.6
Asia	127.6	160.2
Rest of world	46.2	42.5
Total Consolidated	$1,144.2	$1,167.4

Licensing, Royalty and Other Revenue
We have licensing and royalty income on non-cancelable sales-type leases and operating lease agreements for Toptracer installations and Swing Suite licensing agreements at our Topgolf operating segment (see Note 5), in addition to income from licensing agreements for apparel and soft good products in our Active Lifestyle operating segment. The following table summarizes these revenues by operating segment for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Topgolf	$12.7	$12.1
Active Lifestyle	6.1	6.7
Total	$18.8	$18.8
Deferred Revenue
Our deferred revenue balance includes short-term and long-term deferred revenue which consists primarily of revenue from the sale of gift cards, event deposits, memberships and partnerships at Topgolf, loyalty points, virtual currency and game credits related to digital golf games, as well as upfront territory fees and upfront franchise fees received from international franchise partners.
The following table provides a reconciliation of activity related to our short-term deferred revenue balance for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Beginning Balance	$110.9	$94.9
Deferral of revenue	146.0	157.8
Revenue recognized	(138.7)	(142.8)
Breakage	(11.4)	(7.0)
Foreign currency translation and other	(0.1)	(0.1)
Ending Balance	$106.7	$102.8
At both March 31, 2024 and December 31, 2023, our long-term deferred revenue balance was $3.7 million.
The following table summarizes the amount of the deferred revenue recognized during the periods presented which were included in the deferred revenue balances as of the end of the prior year reporting period (in millions):

	Three Months Ended March 31,
	2024	2023
Deferred revenue recognized from prior year ending balance	$33.4	$29.5
Variable Consideration
We recognize revenue based on the amount of consideration we expect to receive from customers for the sale of our products and services adjusted for estimates of variable consideration related to sales returns, discounts and allowances, sales promotions and sales programs, and price concessions that we offer. These estimates are based on the amounts earned or expected to be claimed by customers.

The following table provides a reconciliation of the activity related to our short-term sales program incentives for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Beginning Balance	$16.5	$20.8
Additions	16.4	15.5
Credits issued	(10.0)	(10.7)
Foreign currency translation and other	(0.3)	(0.1)
Ending Balance	$22.6	$25.5
Our provision for the sales return liability fluctuates with the seasonality of the business. Actual sales returns are more heavily weighted toward the second half of the year as the golf season comes to an end. The following table provides a reconciliation of the activity related to our sales return reserve for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Beginning Balance	$55.9	$55.4
Provision	65.6	58.9
Sales returns	(42.6)	(41.6)
Ending Balance	$78.9	$72.7
As of March 31, 2024 and December 31, 2023, the cost recovery of inventory associated with the sales return liability was $35.4 million and $25.7 million, respectively, and is included in other current assets on our condensed consolidated balance sheet.
Note 5. Leases
Sales-Type Leases
We enter into non-cancellable license agreements primarily related to Toptracer and Swing Suite. Certain of these license agreements are classified as sales-type leases.
Revenue from sales-type leases is included in service revenues within the condensed consolidated statements of operations and consists of the following for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Sales-type lease selling price	$7.5	$8.2
Cost of underlying assets	(2.0)	(3.4)
Operating profit	$5.5	$4.8

Interest income	$1.7	$1.3

Total revenue attributable to sales-type leases	$9.2	$9.5
Leasing receivables related to our net investment in sales-type leases are as follows (in millions):

	Balance Sheet Location	March 31, 2024	December 31, 2023
Leasing receivables, net—short-term	Other current assets	$27.7	$26.9
Leasing receivables, net—long-term	Other assets	64.1	65.1
Total leasing receivables		$91.8	$92.0

Net maturities of sales-type lease receivables for the next five years and thereafter as of March 31, 2024 are as follows (in millions):

Remainder of 2024	$26.4
2025	30.0
2026	23.4
2027	14.7
2028	7.9
Thereafter	3.6
Total future lease proceeds	106.0
Less: imputed interest	14.2
Total	$91.8
Operating Leases, Financing Leases and DLF Obligations
Supplemental balance sheet information related to our operating and financing right-of-use (“ROU”) assets and lease liabilities and deemed landlord financing (“DLF”) assets and obligations is as follows (in millions):

	Balance Sheet Location	March 31, 2024	December 31, 2023
Assets
Operating lease ROU assets, net	Operating lease ROU assets, net	$1,402.8	$1,410.1
Financing lease ROU assets, net	Other assets	$255.1	$257.4
DLF assets, net	Property, plant & equipment, net	$927.2	$917.3

Liabilities
Current
Operating lease liabilities, short-term	Operating lease liabilities, short-term	$86.7	$86.4
Financing lease liabilities, short-term	Accounts payable and accrued expenses	$1.6	$1.4
DLF obligations, short-term	Accounts payable and accrued expenses	$0.1	$0.1

Non-current
Operating lease liabilities, long-term	Operating lease liabilities, long-term	$1,430.7	$1,433.4
Financing lease liabilities, long-term	Other long-term liabilities	$288.9	$287.9
DLF obligations, long-term	Deemed landlord financing obligations	$1,013.7	$980.0
Leases Under Construction
Our minimum capital commitment for leases under construction, net of reimbursements from third-party real estate financing partners, was approximately $126.0 million as of March 31, 2024. As we are actively involved in the construction of these properties, we recorded $165.0 million in construction costs within property, plant and equipment and $61.8 million in construction advances from the landlords in connection with these properties as of March 31, 2024. We determine the lease classification for these properties at the end of the construction period. Upon lease commencement, the initial base term of these leases is normally 20 years, with most having options to extend for additional terms of up to 20 years. As of March 31, 2024, we had $396.7 million of future lease obligations related to four venues subject to non-cancellable leases that have been signed but have not yet commenced.

The components of lease expense included in our condensed consolidated statement of operations for the periods presented below are as follows for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Operating lease costs:
Amortization of ROU assets	$45.1	$44.0
Total operating lease costs	45.1	44.0
Financing lease costs:
Amortization of ROU assets	1.9	1.9
Interest on lease liabilities	4.3	3.6
Total financing lease costs	6.2	5.5
DLF obligation costs:
Depreciation of DLF assets	9.0	5.1
Interest on DLF obligations	24.0	15.2
Total DLF obligation costs	33.0	20.3
Variable lease costs	3.5	2.5
Total lease costs	$87.8	$72.3

Other information related to leases (in millions):

	Three Months Ended March 31,
Supplemental Cash Flows Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41.1	$38.0
Operating cash flows from finance leases	$2.2	$1.2
Operating cash flows from DLF obligations	$13.0	$8.6
Financing cash flows from finance leases	$1.5	$1.0
Financing cash flows from DLF obligations	$6.6	$4.4

Lease liabilities arising from new ROU assets:
Operating leases	$19.0	$9.7
Financing leases	$0.1	$17.6
DLF obligations (1)	$30.6	$45.7

(1) During the course of the construction of our venues, certain financing partners remit funds directly to our construction vendors on our behalf rather than providing the construction advances directly to us. These funds are presented as non-cash investing and financing activities within our condensed consolidated statement of cash flows. For the three months ended March 31, 2024, the amount contributed by these financing partners was $2.3 million. For the three months ended March 31, 2023, the amount contributed by these financing partners was $5.4 million, which was corrected from $35.8 million, as previously reported.

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years):
Operating leases	15.7	15.9
Financing leases	36.6	36.8
DLF obligations	37.9	38.1

Weighted average discount rate:
Operating leases	5.8%	5.8%
Financing leases	6.3%	6.3%
DLF obligations	9.7%	10.0%

As of March 31, 2024, our future minimum lease obligations were as follows (in millions):

	Operating Leases	Financing Leases	DLF Obligations(1)	Total
Remainder of 2024	$115.3	$11.0	$52.9	$179.2
2025	164.2	17.1	81.3	262.6
2026	160.0	17.3	84.9	262.2
2027	157.1	17.3	86.2	260.6
2028	153.3	17.6	88.4	259.3
Thereafter	1,689.5	739.5	4,014.0	6,443.0
Total future lease payments	2,439.4	819.8	4,407.7	7,666.9
Less: imputed interest	922.0	529.3	3,393.9	4,845.2
Total	$1,517.4	$290.5	$1,013.8	$2,821.7

(1) Future lease payments for DLF Obligations include approximately $37.3 million of reimbursements which we expect to receive from third-party financing partners that were not yet received as of March 31, 2024. Imputed interest includes approximately $138.7 million related to these unfunded DLF Obligations as of March 31, 2024.

Note 6. Financing Arrangements
Our credit facilities and long-term debt obligations are summarized as follows (in millions, except interest rates):

			March 31,	December 31,
	Maturity Date	Interest Rate	2024	2023
Short-Term Credit Facilities
2023 U.S. ABL Credit Facility	March 16, 2028	5.33%	$25.8	$26.3
2022 Japan ABL Credit Facility	January 25, 2025	0.85%	26.4	28.4
Total Principal Amount			$52.2	$54.7
Unamortized Debt Issuance Costs			$4.2	$4.5

	Balance Sheet Location
Total Principal Amount	Asset-based credit facilities		$52.2	$54.7

Unamortized Debt Issuance Costs - ST	Prepaid expenses		$1.1	$1.1
Unamortized Debt Issuance Costs - LT	Other long-term assets		3.1	3.4
Total Unamortized Debt Issuance Costs			$4.2	$4.5

			March 31,	December 31,
	Maturity Date	Interest Rate	2024	2023
Long-Term Debt and Credit Facilities
2023 Term Loan B	March 16, 2030	8.33%	$1,237.5	$1,240.6
Convertible Notes	May 1, 2026	2.75%	258.3	258.3
Equipment Notes	August 27, 2024 - December 21, 2027	2.36% - 5.93%	17.1	19.2
Mortgage Loans	July 1, 2033 - July 29, 2036	9.75% - 11.31%	45.2	45.4
Financed Tenant Improvements	February 1, 2035	8.00%	3.2	3.3
Total Principal Amount			$1,561.3	$1,566.8
Less: Unamortized Debt Issuance Costs			25.7	31.5
Total Debt, net of Unamortized Debt Issuance Costs			$1,535.6	$1,535.3

	Balance Sheet Location
Long-Term Debt - Current	Other current liabilities		$16.4	$17.1
Long-Term Debt - Non-current	Long-term debt		1,519.2	1,518.2
Total Debt, net of Unamortized Debt Issuance Costs			$1,535.6	$1,535.3
Total interest and amortization expense related to our credit facilities and long-term debt obligations, which is included in “Interest expense, net” in the condensed consolidated statement of operations, is summarized as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Short-Term Credit Facilities
2023 U.S. ABL Credit Facility	$0.6	$3.7
2022 Japan ABL Credit Facility	0.1	0.1
Total	$0.7	$3.8

Long-Term Debt and Credit Facilities
2023 Term Loan B	$28.5	$4.7
Convertible Notes	1.8	1.8
Equipment Notes	0.2	0.2
Financed Tenant Improvements	0.1	—
Mortgage Loans	1.2	1.2
Term Loan B	—	8.6
Topgolf Term Loan	—	7.8
Topgolf Revolving Credit Facility	—	2.7
Total	$31.8	$27.0

Short-Term Credit Facilities and Available Liquidity
2023 U.S. Asset-Based Revolving Credit Facility
We have an asset-based revolving credit facility (the “2023 U.S. ABL Credit Facility”) with Bank of America, N.A. and other lenders, which provides for senior secured asset-based revolving credit facilities in an aggregate principal amount of up to $525.0 million and consists of U.S., Canadian, German, and U.K./Dutch facilities, in each case, subject to borrowing base availability under the applicable facility. Amounts outstanding under the 2023 U.S. ABL Credit Facility are secured by a first priority lien on certain of our assets and certain of the assets of our subsidiaries in the United States, Germany, Canada, the Netherlands, and the United Kingdom (other than certain excluded subsidiaries) and a second-priority lien on substantially all of our and such subsidiaries’ other assets. The 2023 U.S. ABL Credit Facility includes customary affirmative and negative covenants, including among other things, restrictions on the incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions, as well as customary events of default. We are also subject to compliance with a 1.0:1.0 minimum fixed charge coverage ratio during certain specified periods in which our borrowing base availability falls below 10.0% of the maximum aggregate principal amount of the facility. The interest rate applicable to outstanding borrowings under the 2023 U.S. ABL Credit Facility may fluctuate depending on our “Availability Ratio,” as defined in the loan and security agreement governing the 2023 U.S. ABL Credit Facility, and any unused portions of the New ABL Facility are subject to a monthly fee of 0.25% per annum.
2022 Japan ABL Credit Facility
We have an asset-based revolving credit facility (the “2022 Japan ABL Credit Facility”) with the Bank of Tokyo-Mitsubishi UFJ, which provides a line of credit to our Japan subsidiary of up to 6.0 billion Yen (or approximately $39.6 million), is subject to borrowing base availability under the facility and is secured by certain assets, including eligible inventory and accounts receivable of our Japan subsidiary which are subject to certain restrictions and covenants related to certain pledged assets and financial performance metrics. The interest rate applicable to outstanding borrowings under the 2022 Japan ABL Credit Facility is subject to an effective interest rate equal to the Tokyo Interbank Offered Rate plus 0.80%.
The following table summarizes borrowings for the three months ended March 31, 2024, availability and interest rates for the trailing twelve months ended March 31, 2024, and consolidated available liquidity related to our short-term credit facilities as of the three months ended March 31, 2024. Consolidated available liquidity is comprised of cash on hand and amounts available under our 2023 U.S. ABL Credit Facility and 2022 Japan ABL Credit Facility, less outstanding letters of credit and outstanding borrowings.

(in millions, except interest rates)	March 31, 2024
2023 U.S. ABL Credit Facility
Average borrowings	$25.9
Average availability	$396.2
Weighted average interest rate	5.69%

2022 Japan ABL Credit Facility
Total facility	$39.6
Net availability	$13.2

Consolidated Available Liquidity	$719.7
Long-Term Debt and Credit Facilities
2023 Term Loan B
In March 2023, as part of a comprehensive debt refinancing plan (the “Refinancing Plan”), we entered into a senior secured term loan B facility (as amended, the “2023 Term Loan B”) with Bank of America, N.A. as administrative agent, and the financial institutions party thereto as lenders, in an original aggregate principal amount of $1,250.0 million, which was issued net of an original issuance discount of $12.5 million. As part of the Refinancing Plan, we used a portion of the net proceeds from the 2023 Term Loan B for the repayment of outstanding principal, interest and fees associated with our previous term loan B facility (the “Term Loan B”), as well as the previous credit facilities of our Topgolf operating segment, which consisted of a senior secured term loan facility (the “Topgolf Term Loan”) and a senior secured revolving credit facility (the “Topgolf Revolving Credit Facility”). We accounted for the transactions associated with the Refinancing Plan and 2023 Term Loan B as a debt modification, and as a result we recognized a non-cash loss of $10.5 million within other income (expense), net, and $2.3 million of third-party fees within selling, general and administrative expense in our condensed consolidated statement of operations for the three months ended March 31, 2023. Additionally, we deferred $11.0 million in debt issuance costs in connection with the transaction.
On March 19, 2024, we entered into an amendment to the 2023 Term Loan B (the “First Amendment”) in order to, among other things, decrease the interest rate applicable to the outstanding term loans thereunder. The interest rate on outstanding borrowings under the 2023 Term Loan B are, at our option, a rate per annum equal to: (a) a term SOFR-based rate (“Term SOFR”) (subject to a 0% floor) plus an applicable margin of 2.75% or 3.00%, depending on our applicable debt rating, as defined in the credit agreement governing the 2023 Term Loan B; or (b) a base rate equal to the sum of (i) the greater of (A) the greater of the federal funds rate and the overnight bank funding rate published by the Federal Reserve Bank of New York, plus 0.50%, (B) Term SOFR for a one-month interest period plus 1.0% (and subject to a 1% floor), (C) the prime rate announced by Bank of America from time to time, and (D) 1.0%, plus (ii) an applicable margin of 1.75% or 2.00%, depending on our applicable debt rating.
The First Amendment was accounted for as a partial debt modification and partial debt extinguishment, which resulted in a non-cash loss of $4.7 million related to the write-off of unamortized debt issuance costs and original issuance discounts for prior lenders under our 2023 Term Loan B who did not participate in the First Amendment. This non-cash loss was recognized in other income (expense), net in our condensed consolidated statement of operations during the three months ended March 31, 2024. Additionally, we also incurred $1.1 million of fees related to the transaction, of which $0.2 million were recognized as deferred debt issuance costs and $0.9 million were recognized as selling, general and administrative expense during the three months ended March 31, 2024. Debt issuance costs and original issuance discounts related to the 2023 Term Loan B are amortized into interest expense over the term of the loan and are included as a reduction to long-term debt in our condensed consolidated balance sheet as of March 31, 2024.
The 2023 Term Loan B includes customary affirmative and negative covenants, including among other things, restrictions on the incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions, as well as customary events of default. The 2023 Term Loan B is not subject to any financial covenants and, subject to certain customary exceptions, is guaranteed by certain of our direct and indirect wholly-owned U.S. subsidiaries and secured by substantially all of our assets and the assets of each such subsidiary guarantor.
Convertible Notes
We have convertible senior notes issued in May 2020 (the “Convertible Notes”) which are structurally subordinated to all existing and future indebtedness and other liabilities and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 56.8 shares per $1,000 of principal, or an initial conversion price of $17.62 per share, and interest is payable on the Convertible Notes semi-annually in arrears on May 1 and November 1 of each year. As of May 6, 2023, we have the option to settle all or part of the Convertible Notes through cash settlement, physical settlement, or combination settlement at our election, subject to certain stipulations. Additionally, all or any portion of the Convertible Notes may be converted at the conversion rate and at the holders’ option on or after February 1, 2026 until the close of business on the second trading day immediately prior to the maturity date, and upon the occurrence of certain contingent conversion events.
Capped Call
In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls cover the aggregate number of shares of our common stock that initially underlie the Convertible Notes, and are generally expected to reduce potential dilution and/or offset any cash payments we are required to make related to any conversion of the Convertible Notes. The Capped Calls, which each have an exercise price of $17.62 per share, are subject to certain adjustments and each have a cap price of $26.93 per share. The initial cost of the Capped Calls was a reduction to additional paid-in-capital on our condensed consolidated balance sheet.
Equipment Notes
We have long-term financing agreements (the “Equipment Notes”) with various lenders which we use to invest in certain facilities and information technology equipment. The loans are secured by the relative underlying equipment.
Mortgage Loans
We have three mortgage loans related to our Topgolf venues which are secured by the assets of each respective venue and require either monthly (i) principal and interest payments or (ii) interest-only payments until their maturity dates. For loans requiring monthly interest-only payments, the entire unpaid principal balance and any unpaid accrued interest is due on the maturity date thereof.
Aggregate Amount of Long-Term Debt Maturities
The following table presents our combined aggregate amount of maturities for our long-term debt over the next five years and thereafter as of March 31, 2024.

(in millions)
Remainder of 2024	$15.4
2025	18.6
2026	276.4
2027	15.5
2028	13.7
Thereafter	1,221.7
Total aggregate amount of maturities	$1,561.3
Less: Unamortized debt issuance costs	25.7
Total aggregate amount of maturities, net of unamortized debt issuance costs	$1,535.6
As of March 31, 2024, we were in compliance with all fixed charge coverage ratios and all other covenants and reporting requirements under the terms of our long-term debt and credit facilities mentioned above, as applicable.

Note 7. Earnings Per Common Share
The following table summarizes the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended March 31,
	2024	2023
Earnings per common share—basic
Net income	$6.5	$25.0
Weighted-average common shares outstanding—basic	183.7	185.2
Earnings per common share—basic	$0.04	$0.13

Earnings per common share—diluted
Net income	$6.5	$25.0
Interest expense attributable to convertible notes	—	1.6
Net income attributable to earnings per common share—diluted	$6.5	$26.6

Weighted-average common shares outstanding—basic	183.7	185.2
Convertible Notes weighted-average common shares outstanding	—	14.7
Outstanding options, restricted stock units and performance share units	0.7	1.6
Weighted-average common shares outstanding—diluted	184.4	201.5
Earnings per common share—diluted	$0.04	$0.13

Anti-Dilutive Options and Restricted Stock Units
For the three months ended March 31, 2024, approximately 17.1 million securities outstanding, comprised of shares subject to conversion from the Convertible Notes, stock options and restricted stock units, were excluded from the calculation of diluted earnings per common share as they would be anti-dilutive. For the three months ended March 31, 2023, approximately 1.2 million securities outstanding, comprised of stock options and restricted stock units, were excluded from the calculation of diluted earnings per common share as they would be anti-dilutive.

Note 8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in millions):

	Topgolf	Golf Equipment	Active Lifestyle	Total
Balance at December 31, 2023	$1,368.0	$530.7	$90.0	$1,988.7
Acquisitions	4.3	—	—	4.3
Foreign currency translation and other	—	(0.2)	(0.1)	(0.3)
Balance at March 31, 2024	$1,372.3	$530.5	$89.9	$1,992.7
Goodwill is net of accumulated impairment losses of $148.4 million, which were recorded prior to December 31, 2022 in the Active Lifestyle segment.
Intangible assets by major asset class are as follows (in millions, except useful life amounts):

	Indefinite-lived:		Amortizing:
	Trade names and Trademarks	Liquor Licenses	Patents	Customer/ Distributor Relationships and Other	Developed Technology	Total

Useful Life (Years)	NA	NA	2-16	1-10	10

Gross as of December 31, 2023	$1,443.8	$9.5	$32.3	$72.1	$69.7	$1,627.4
Acquisitions	3.1	0.2	0.1	0.5	—	3.9
Gross as of March 31, 2024	$1,446.9	$9.7	$32.4	$72.6	$69.7	$1,631.3
Accumulated amortization	—	—	(32.0)	(44.3)	(20.6)	(96.9)
Foreign currency and other	(26.7)	—	—	(3.9)	(3.0)	(33.6)
Net book value, March 31, 2024	$1,420.2	$9.7	$0.4	$24.4	$46.1	$1,500.8

Gross as of December 31, 2022	$1,441.0	$8.9	$32.2	$67.4	$69.7	$1,619.2
Acquisitions	2.8	0.6	0.1	4.7	—	8.2
Gross as of December 31, 2023	$1,443.8	$9.5	$32.3	$72.1	$69.7	$1,627.4
Accumulated amortization	—	—	(31.9)	(43.1)	(18.9)	(93.9)
Foreign currency and other	(22.0)	—	—	(3.5)	(2.5)	(28.0)
Net book value, December 31, 2023	$1,421.8	$9.5	$0.4	$25.5	$48.3	$1,505.5
For the three months ended March 31, 2024 and 2023, we recognized amortization expense related to acquired intangible assets of $3.0 million and $4.2 million, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations.
As of March 31, 2024, intangible asset amortization expense is expected to be incurred for the periods presented as follows (in millions):

Remainder of 2024	$8.5
2025	11.4
2026	11.4
2027	11.1
2028	10.1
Thereafter	18.4
Total	$70.9

Note 9. Investments
Investment in Full Swing
We have an ownership interest of less than 20.0% in Full Swing Golf Holdings, LLC (“Full Swing”), owners of multi-sport indoor virtualization and simulation technology. The investment is accounted for at cost less impairments, and adjusted for observable changes in fair value. At both March 31, 2024 and December 31, 2023, the carrying value of our investment in Full Swing was $9.3 million, and is included in other assets on our condensed consolidated balance sheets.

Investment in Five Iron Golf
We have an ownership interest of less than 20.0% in preferred shares of The Range NYC, LLC (“Five Iron Golf”), an urban indoor golf experience company which hosts a golf simulation technology and serves food and beverage. The investment is accounted for at cost less impairments, and is adjusted for observable changes in fair value. At both March 31, 2024 and December 31, 2023, the carrying value of our investment in Five Iron Golf was $32.4 million, and is included in other assets on our condensed consolidated balance sheets.

Note 10. Selected Financial Data
Selected financial data as of the dates presented below is as follows (in millions, except useful life data):

		March 31, 2024	December 31, 2023
Inventories:
Finished goods		$547.6	$623.1
Work in process		1.1	1.4
Raw materials		147.9	163.7
Food and beverage		6.3	6.2
		$702.9	$794.4

		March 31, 2024	December 31, 2023
Other current assets:
Credit card receivables		$43.1	$76.9
Sales return reserve cost recovery asset		35.4	25.7
VAT/Sales tax receivable		8.6	6.6
Leasing receivables		27.7	26.9
Hedging contract receivables		18.2	5.4
Other		42.0	41.6
		$175.0	$183.1

	Estimated Useful Life	March 31, 2024	December 31, 2023
Property, plant and equipment, net:
Land		$189.9	$185.2
Buildings and leasehold improvements	3 - 40 years	1,624.2	1,603.9
Machinery and equipment	2 - 10 years	292.9	289.8
Furniture, computer hardware and equipment	3 - 5 years	385.2	380.0
Internal-use software	3 - 5 years	137.5	136.2
Production molds	2 - 5 years	10.3	10.0
Construction-in-process		240.8	210.3
		2,880.8	2,815.4
Less: Accumulated depreciation		713.2	658.9
		$2,167.6	$2,156.5
For the three months ended March 31, 2024 and 2023, we recorded total depreciation expense of $62.4 million and $51.9 million, respectively, in our condensed consolidated statements of operations.

(in millions)	March 31, 2024	December 31, 2023
Accounts payable and accrued expenses:
Accounts payable	$133.2	$130.7
Accrued expenses	186.9	202.1
Accrued inventory	90.4	147.7
	$410.5	$480.5

Note 11. Income Taxes
We calculate our interim income tax provision in accordance with ASC Topic 270, “Interim Reporting,” and ASC Topic 740, “Accounting for Income Taxes.” At the end of each interim period, we estimate our annual effective tax rate and apply that rate to our ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur.
We recorded an income tax expense of $5.0 million and an income tax benefit of $4.2 million for the three months ended March 31, 2024 and 2023, respectively. As a percentage of pre-tax income, our effective tax rate was 43.3% and (20.0)% for the three months ended March 31, 2024 and 2023, respectively. In the three months ended March 31, 2024, the primary difference between the statutory rate and the effective rate is due to tax adjustments related to stock-based compensation and the establishment of valuation allowances on certain deferred tax assets. In the three months ended March 31, 2023, the primary difference between the statutory rate and the effective rate relates to the release of valuation allowances on our deferred tax assets.
As of March 31, 2024, the gross liability for income taxes associated with uncertain tax positions was $29.4 million. Of this amount, $16.8 million would benefit our condensed consolidated financial statements and effective income tax rate if favorably settled. We recognize interest and penalties related to income tax matters in income tax expense.
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
We regularly assess such matters to determine the degree of probability that we will incur a material loss as a result of such matters, as well as the range of possible loss. An estimated loss contingency is accrued in our financial statements if it is probable we will incur a loss and the amount of the loss can be reasonably estimated. Historically, the claims, proceedings, and investigations brought against us, individually and in the aggregate, have not had a material adverse effect on our condensed consolidated results of operations, cash flows or financial position. While it is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably, we do not believe that the matters currently pending against us will have a material adverse effect on our business, condensed consolidated results of operations, cash flows or financial position.
Commitments
During the normal course of business, we enter into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, intellectual property licensing agreements pursuant to which we are required to pay royalty fees, and signed retail store lease agreements of which we have not taken possession as of quarter-end. The amounts listed below approximate the minimum future commitments we are obligated to pay under these agreements. The actual amounts paid under some of the agreements may be higher or lower than these amounts due to the variable nature of these obligations.

As of March 31, 2024, the minimum obligation we are required to pay under these agreements over the next five years and thereafter is as follows (in millions):

Remainder of 2024	$87.2
2025	49.8
2026	32.6
2027	21.1
2028	9.7
Thereafter	23.6
Total	$224.0
Other Contingent Contractual Obligations
During the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite and the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our condensed consolidated financial statements. Except as otherwise included under the heading “Commitments” above and in Note 5 to these condensed consolidated financial statements, the fair value of indemnities, commitments and guarantees that we issued during the three months ended, and as of, March 31, 2024, were not material to our financial position, results of operations, or cash flows.
Note 13. Share-Based Compensation
Share-Based Awards Granted
We granted the following awards under our stock compensation plans during the periods presented (in millions, except per share data):

	Three Months Ended March 31,
	2024		2023
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
Restricted stock units	1.0	$13.30	0.6	$23.46
Performance based restricted share unit awards(1)	1.0	$19.01	0.6	$36.58
Total	2.0		1.2

(1) Weighted-average grant date fair value per share determined using Monte-Carlo valuation method.

Share-Based Compensation Expense
Share-based compensation expense by award-type, net of estimated forfeitures, recognized in the condensed consolidated statement of operations for the periods presented was (in millions):

	Three Months Ended March 31,
	2024	2023
Stock options	$—	$0.1
Restricted stock units	4.8	4.6
Restricted stock awards	—	0.2
Performance based restricted share unit awards	8.3	7.5
Cash-settled restricted stock	1.1	—
Share-based compensation expense, before tax	14.2	12.4
Income tax benefit	(3.4)	(3.0)
Share-based compensation expense, after tax	$10.8	$9.4
Share-based compensation, net of estimated forfeitures, recognized in the condensed consolidated statement of operations for the periods presented was (in millions):

	Three Months Ended March 31,
	2024	2023
Cost of products	$0.5	$0.4
Selling, general and administrative expense	12.4	10.8
Research and development expense	0.5	0.5
Other venue expense	0.8	0.7
Share-based compensation expense, before tax	14.2	12.4
Income tax benefit	(3.4)	(3.0)
Share-based compensation expense, after tax	$10.8	$9.4
Note 14. Fair Value of Financial Instruments
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
The carrying amounts of cash and cash equivalents, money market funds, accounts receivable, accounts payable and accrued expenses and certain other short-term liabilities approximate fair value due to their high liquidity and short-term nature, and are therefore categorized within Level 1 of the fair value hierarchy. Our money market funds accrue dividends, which are reinvested in the funds, and are reflected in the carrying values of the funds. As of March 31, 2024 and December 31, 2023, the carrying value of our money market funds was $59.9 million and $196.5 million, respectively, which is included in cash and cash equivalents on our condensed consolidated balance sheets.
Hedging instruments are re-measured on a recurring basis using pricing models, broker quotes, daily market foreign currency rates, and interest rate curves as applicable (see Note 15) and are therefore categorized within Level 2 of the fair value hierarchy.

The following table summarizes the valuation of our foreign currency forward contracts and interest rate hedge agreements (see Note 15) that are measured at fair value on a recurring basis, and are classified within Level 2 of the fair value hierarchy as of the periods presented (in millions):

	Fair Value	Level 2
March 31, 2024
Foreign currency forward contracts—asset position	$11.9	$11.9
Foreign currency forward contracts—liability position	(0.5)	(0.5)
Interest rate hedge agreements—asset position	9.9	9.9
	$21.3	$21.3
December 31, 2023
Foreign currency forward contracts—asset position	$0.2	$0.2
Foreign currency forward contracts—liability position	(4.5)	(4.5)
Interest rate hedge agreements—asset position	5.2	5.2
Interest rate hedge agreements—liability position	(2.6)	(2.6)
	$(1.7)	$(1.7)
There were no transfers of financial instruments between the levels of the fair value hierarchy during the three months ended March 31, 2024 and 2023.
Disclosures about the Fair Value of Financial Instruments
The table below presents information about the fair value of our financial assets and liabilities, and is provided for comparative purposes only relative to the carrying values recognized in the condensed consolidated balance sheets as of the periods presented (in millions):

		March 31, 2024		December 31, 2023
	Measurement Level	Carrying Value	Fair Value	Carrying Value	Fair Value
2023 U.S. ABL Credit Facility	Level 2	$25.8	$25.8	$26.3	$26.3
2022 Japan ABL Credit Facility	Level 2	$26.4	$26.4	$28.4	$28.4
2023 Term Loan B	Level 2	$1,237.5	$1,245.2	$1,240.6	$1,242.2
Convertible Notes	Level 2	$258.3	$296.3	$258.3	$277.0
Equipment Notes	Level 2	$17.1	$15.4	$19.2	$17.0
Mortgage Loans	Level 2	$45.2	$57.1	$45.4	$54.8
Non-recurring Fair Value Measurements
We measure certain long-lived assets, goodwill, non-amortizing intangible assets and investments at fair value on a non-recurring basis, at least annually or more frequently if impairment indicators are present. We did not recognize any impairments on these assets during the three months ended March 31, 2024 and 2023.
Note 15. Derivatives and Hedging
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

The following table summarizes the fair value of our derivative instruments as well as the location of the asset and/or liability on the condensed consolidated balance sheets as of the periods presented below (in millions):

	Balance Sheet Location	Fair Value of Asset Derivatives
		March 31, 2024	December 31, 2023
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$4.8	$—
Interest rate swap contract	Other current assets	6.3	5.2
Interest rate swap contract	Other assets	3.6	—
Total		$14.7	$5.2

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	7.1	0.2
Total asset position		$21.8	$5.4

	Balance Sheet Location	Fair Value of Liability Derivatives
		March 31, 2024	December 31, 2023
Derivatives designated as cash flow hedging instruments:
Interest rate swap contracts	Other long-term liabilities	$—	$2.6
		$—	$2.6
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	0.5	4.5
Total liability position		$0.5	$7.1
Our derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although we have the legal right of offset under the master netting agreements, we have elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying condensed consolidated balance sheets as of March 31, 2024 and consolidated balance sheets as of December 31, 2023.
Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
We use foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate our foreign currency exposure from intercompany sales of inventory and intercompany expense reimbursements to our foreign subsidiaries. These contracts generally mature within 12 months to 15 months from their inception. As of March 31, 2024, the notional amounts of our foreign currency forward contracts designated as cash flow hedge instruments was $108.2 million. As of December 31, 2023, there were no notional amounts on our foreign currency contracts designated as cash flow hedging instruments.
Interest Rate Swap Contract
We use interest rate swaps designated as a cash flow hedge to mitigate the risk of changes in interest rates associated with our variable-rate long-term debt. As part of our debt modification in March 2023, we entered into a termination agreement to unwind an existing interest rate swap. As a result of the termination, we received proceeds of $5.6 million, of which $2.5 million and $3.2 million were included in accumulated other comprehensive loss as of March 31, 2024 and December 31, 2023, respectively, and will be amortized into interest expense over the remaining term of the contract.

In April 2023, we entered into interest rate swaps designated as cash flow hedges in order to mitigate the risk of interest rate fluctuations associated with our 2023 Term Loan B as well as any of our other variable-rate debt. Over the life of the 2023 Term Loan B, we will receive variable interest payments from the counterparty lenders in exchange for our fixed interest rate payments which are made at a weighted average rate of 3.36% across our interest rate swap contracts, without exchange of the underlying notional amount, which was $400.0 million as of March 31, 2024 and December 31, 2023.
The following tables summarize the net effect of all cash flow hedges for each of our derivative contracts on the condensed consolidated financial statements for the periods presented (in millions):

	Gain Recognized in Other Comprehensive Income
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2024	2023
Foreign currency forward contracts	$4.8	$2.4
Interest rate swap contracts	9.2	(0.9)
	$14.0	$1.5

		Gain Reclassified from Other Comprehensive Income into Earnings
		Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	Statement of Operations Location	2024	2023
Foreign currency forward contracts	Cost of Products	$1.3	$1.3
Interest rate swap contracts	Interest Expense	2.7	0.9
		$4.0	$2.2
For the three months ended March 31, 2024, $0.9 million of net gains related to the amortization of forward points were released from accumulated other comprehensive income and recognized in cost of products. Based on the current valuation of our foreign currency forward contracts, we expect to release net gains of $3.9 million related to our foreign currency forward contracts from accumulated other comprehensive income into earnings over the course of the next 12 months.
Foreign Currency Forward Contracts Not Designated as Hedging Instruments
We use foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate the exposure to fluctuations in foreign currency exchange rates due to the remeasurement of certain balance sheet payables and receivables denominated in foreign currencies, as well as gains and losses resulting from the translation of the operating results of our international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from inception. As of March 31, 2024 and December 31, 2023, the notional amounts of our foreign currency forward contracts used to mitigate the exposures discussed above were approximately $463.5 million and $209.4 million, respectively.
The following table summarizes the location of net gains for each type of our derivative contracts recognized in the condensed consolidated statements of operations for the periods presented (in millions):

	Location of Net Gain Recognized in Income on Derivative Instruments	Net Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended March 31,
		2024	2023
Foreign currency forward contracts	Other income, net	$17.6	$2.9
During the three months ended March 31, 2024 and 2023, we recognized net foreign currency transaction losses of $11.4 million and $2.5 million, respectively, in other income (expense), net.

Note 16. Accumulated Other Comprehensive Income (Loss)
The following table details amounts reclassified from accumulated other comprehensive income (loss) and foreign currency translation adjustments for the three months ended March 31, 2024 (in millions):

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, December 31, 2023, after tax	$6.1	$(53.6)	$(47.5)
Change in derivative instruments	14.0	—	14.0
Net gains reclassified to cost of products	(1.3)	—	(1.3)
Net gains reclassified to interest expense	(2.7)	—	(2.7)
Income tax impact on derivative instruments	(0.4)	—	(0.4)
Foreign currency translation adjustments	—	(14.2)	(14.2)
Accumulated other comprehensive loss, March 31, 2024, after tax	$15.7	$(67.8)	$(52.1)
Note 17. Segment Information
We have three operating and reportable segments:
•Topgolf, which is primarily comprised of service revenues and expenses from our Company-operated Topgolf venues, Toptracer ball-flight tracking technology, and WGT digital golf game;
•Golf Equipment, which is comprised of product revenues and expenses that encompass golf club and golf ball products, including Callaway Golf-branded woods, hybrids, irons, wedges, Odyssey putters, packaged sets, Callaway Golf and Strata-branded golf balls and sales of pre-owned golf clubs; and
•Active Lifestyle, which is comprised of product revenues and expenses for the Jack Wolfskin outdoor apparel, gear and accessories business, the TravisMathew golf and lifestyle apparel and accessories business, the Callaway soft goods business and the OGIO business, which consists of golf apparel and accessories (including golf bags), and storage gear for sport and personal use. This segment also includes royalties from licensing of our trademarks and service marks for various soft goods products.
There were no significant intersegment transactions during the three months ended March 31, 2024 or 2023.

The following table contains information utilized by management to evaluate our operating segments for the interim periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Net revenues:
Topgolf	$422.8	$403.5
Golf Equipment	449.9	443.7
Active Lifestyle	271.5	320.2
Total net revenues	$1,144.2	$1,167.4

Segment operating income:
Topgolf	$2.9	$2.8
Golf Equipment	82.1	81.6
Active Lifestyle	24.7	37.3
Total segment operating income	109.7	121.7
Reconciling items(1)	(42.8)	(41.2)
Total operating income	66.9	80.5
Interest expense, net	(58.8)	(49.6)
Other income, net	3.4	(10.1)
Total income before income taxes	$11.5	$20.8

Additions to property, plant, and equipment:
Topgolf	$64.1	$133.2
Golf Equipment	1.4	3.4
Active Lifestyle	3.7	3.4
Corporate	5.8	14.5
Total additions to long-lived assets	$75.0	$154.5

(1) Reconciling items include corporate general and administrative expenses not utilized by management in determining segment profitability, including the amortization and depreciation of acquired intangible assets, purchase accounting adjustments related to acquisitions and other non-recurring costs associated with our debt modifications, integration of new IT systems stemming from acquisitions, and cybersecurity costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this report, and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 29, 2024. Interim operating results are not indicative of operating results that may be expected for the year ending December 31, 2024, or any other future periods. See “Important Notice to Investors Regarding Forward-Looking Statements” on page 2 of this report. References to the “Company,” “Topgolf Callaway Brands,” “we,” “our,” or “us” in this report refer to Topgolf Callaway Brands Corp., together with our wholly-owned subsidiaries.
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance accounting principles generally accepted in the United States of America (“GAAP”), we have also included supplemental information concerning our financial results on a non-GAAP basis. This non-GAAP information includes the following:
•A constant currency measure on net revenues in order to demonstrate the impact of foreign currency fluctuations on these results. This information represents an estimate for comparative purposes and is calculated by taking current period local currency results and translating them into U.S. dollars based on the foreign currency exchange rates for the applicable comparable prior period.
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
Topgolf
Our Topgolf operating segment is primarily comprised of Company-operated domestic and international Topgolf venues, which are equipped with technology-enabled hitting bays, multiple bars, dining areas and event spaces. Our Company-operated venues also offer advertising partnerships to corporate sponsors to feature their names and logos at Topgolf venues and on other media platforms. Revenue from Company-operated venues is primarily derived from the sale of food and beverage, gameplay, and events. As of March 31, 2024, we had 94 Company-owned and operated venues, including 88 Topgolf venues and two Company-owned BigShots venues, throughout the United States, and four Company-operated venues in the United Kingdom. In addition to our Company-operated venues, we also have five international franchised Topgolf venues from which we receive royalties.

Our Topgolf operating segment also includes other business lines comprised of our Toptracer ball-flight tracking technology as well as our WGT virtual golf game. Toptracer ball-flight tracking technology is used by independent driving ranges and during televised golf broadcasts, as well as in many of our Company-operated and franchised Topgolf venues in order to enhance the Topgolf gaming experience. WGT is an online multiplayer virtual golf game that enables players to gather in an online community and participate in simulated gameplay.
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
Revenue growth and profitability related to our Topgolf venues are also impacted by the opening of new venues and growth at existing venues measured by same venue sales, which is a key performance indicator used within our industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.
Golf Equipment
Our Golf Equipment operating segment is comprised of Callaway Golf-branded woods, hybrids, irons, wedges, Odyssey putters, packaged sets, and Callaway Golf and Strata-branded golf balls, as well as the sale of pre-owned golf clubs. Our golf equipment products are designed to be technologically advanced for golfers of all skill levels, from beginner to professional.
Operating results for our Golf Equipment segment fluctuate due to seasonal factors, as the game of golf is primarily played on a seasonal basis in most of the regions where we conduct business. Weather conditions generally restrict golf from being played throughout the entire year, with the exception of a few markets, resulting in many of our on-course customers closing during the cold weather months. In general, we launch new products for the new golf season during the first quarter of the year. This initial sell-in period typically continues into the second quarter, while third-quarter sales are generally dependent on reorders and may also include smaller new product launches. Fourth-quarter sales are generally less than the other quarters due to the end of the golf season in many of our key regions. In addition to this seasonality, our golf equipment sales may also be impacted by other factors, including the timing of new product introductions. As a result of these factors, a majority of our Golf Equipment sales, and most, if not all, of the profitability from our Golf Equipment operating segment generally occurs during the first half of the year.
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
For further information about our segments, see Note 17 “Segment Information” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Current Economic Conditions
Macroeconomic Factors
Our products and services are considered to be non-essential items and are therefore discretionary purchases for consumers. As a result, the demand for our products and services is highly sensitive to unfavorable macroeconomic conditions. Such pressures could result in a decline in general consumer and corporate discretionary spending and as such, demand for our products and services may decline. While we generally try to mitigate the impact of such macroeconomic factors by closely monitoring changes in consumer retail spending behavior and through the implementation of various strategic initiatives, the continued fluctuation of these trends may have an adverse impact on our operating results depending on the severity and length of the changes.
Foreign Currency
A significant portion of our business is conducted outside of the United States in currencies other than the U.S. dollar. Therefore, we enter into foreign currency forward contracts to mitigate the effects that changes in foreign currency rates may have on our financial results. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency rates in the short-term, they do not eliminate those effects, which can be significant, and they do not mitigate their effects over the long-term. These effects include (i) the translation and remeasurement of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies and (iii) the mark-to-market adjustments of our foreign currency forward contracts. In general, our overall financial results are affected positively by a weaker U.S. dollar and negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. For the three months ended March 31, 2024, foreign currency fluctuations had an unfavorable impact of $7.8 million on international net revenues.

Results of Operations
Net Revenues
Net revenues by operating segment for the periods presented below were as follows (in millions, except percentages):

	Three Months Ended March 31,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2023
	2024	2023	Dollars	Percent	Percent
Net revenues:
Topgolf	$422.8	$403.5	$19.3	4.8%	4.6%
Golf Equipment	449.9	443.7	$6.2	1.4%	2.7%
Active Lifestyle	271.5	320.2	$(48.7)	(15.2)%	(14.4)%
Total net revenues	$1,144.2	$1,167.4	$(23.2)	(2.0)%	(1.3)%
Net revenues for the three months ended March 31, 2024 decreased $23.2 million or 2.0% (1.3% on a constant currency basis) as compared to the three months ended March 31, 2023. The decrease was primarily related to lower sales in our Active Lifestyle segment related to a corporate channel sell-in at TravisMathew during the first quarter of 2023, which as expected did not recur in 2024, combined with lower sales at Jack Wolfskin related to soft market conditions and high retailer inventory levels in Europe. The decrease was partially offset by increases in our Topgolf and Golf Equipment segments, primarily related to newly opened Topgolf venues and successful product launches, respectively.
Net revenues by major geographic region for the periods presented below were as follows (in millions, except percentages):

	Three Months Ended March 31,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2023
	2024	2023	Dollars	Percent	Percent
Net revenues:
United States	$829.0	$811.1	$17.9	2.2%	2.2%
Europe	141.4	153.6	$(12.2)	(7.9)%	(10.2)%
Asia	127.6	160.2	$(32.6)	(20.3)%	(13.6)%
Rest of World	46.2	42.5	$3.7	8.7%	9.9%
Total net revenues	$1,144.2	$1,167.4	$(23.2)	(2.0)%	(1.3)%
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
United States
During the three months ended March 31, 2024, net revenues in the United States increased $17.9 million (2.2%) compared to the three months ended March 31, 2023. The increase was primarily due to newly opened Topgolf venues combined with successful product launches in the Golf Equipment segment, partially offset by decreases in the Active Lifestyle segment related to a corporate channel sell-in at TravisMathew during the first quarter of 2023, which, as expected, did not recur in 2024.

Europe
During the three months ended March 31, 2024, net revenues in Europe decreased $12.2 million (7.9%) compared to the three months ended March 31, 2023, primarily due to lower revenue at Jack Wolfskin, partially offset by successful launches of Golf Equipment products.
Asia
During the three months ended March 31, 2024, net revenues in Asia decreased $32.6 million (20.3%) compared to the three months ended March 31, 2023, due to softer market conditions in the Golf Equipment and Apparel markets primarily in Korea and Japan, combined with unfavorable foreign currency impacts primarily in Japan.
Rest of World
During the three months ended March 31, 2024, net revenues in Rest of World increased by $3.7 million (8.7%) compared to the three months ended March 31, 2023, primarily due to strong performance in Canada and Australia for our Golf Equipment and Active Lifestyle products, partially offset by unfavorable foreign currency impacts.
Foreign Currency
For the three months ended March 31, 2024, foreign currency exchange rates had an unfavorable impact of $7.8 million on international net revenues.
Costs and Expenses (in millions, except percentages)

	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023	Amount	Percent
Costs and expenses:
Cost of products	$412.9	$442.0	$(29.1)	(6.6)%
Cost of services, excluding depreciation and amortization	41.6	44.4	(2.8)	(6.3)%
Other venue expense	323.4	305.5	17.9	5.9%
Selling, general and administrative expense	273.0	268.5	4.5	1.7%
Research and development expense	23.2	22.8	0.4	1.8%
Venue pre-opening costs	3.2	3.7	(0.5)	(13.5)%
Total costs and expenses	$1,077.3	$1,086.9	$(9.6)	(0.9)%
Cost of Products
Cost of products is variable in nature and fluctuates relative to sales volumes. Cost of products includes raw materials and component costs, direct labor and manufacturing overhead, inbound freight, duties and shipping charges, and retail merchandise costs for products sold in retail shops within Topgolf venue facilities. During the three months ended March 31, 2024, cost of products decreased $29.1 million (6.6%) compared to the three months ended March 31, 2023, primarily due to decreased sales in our Active Lifestyle operating segment.
Cost of Services, excluding Depreciation and Amortization
Cost of services, excluding depreciation and amortization (“cost of services”), includes the cost of food and beverages sold in our Topgolf venues as well as certain costs associated with our Toptracer ball-flight tracking technology, Swing Suite indoor multi-sport simulators and the WGT digital golf game. During the three months ended March 31, 2024, cost of services decreased $2.8 million (6.3%) compared to the three months ended March 31, 2023, primarily due to lower cost of food and beverage combined with a favorable shift in revenue mix in 2024.

Other Venue Expense
Other venue expenses primarily consist of depreciation and amortization, venue employee costs, rent, utilities, marketing and other costs associated with Topgolf venues. During the three months ended March 31, 2024, other venue expenses increased $17.9 million (5.9%) compared to the three months ended March 31, 2023, primarily due to the addition of new Company-operated Topgolf venues since March 31, 2023, partially offset by operational efficiencies in the venues.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expenses primarily consist of non-venue employee costs, advertising and promotional expense, legal and professional fees, tour expenses, travel expenses, building and rent expenses, depreciation charges (excluding those related to manufacturing, distribution, and venue operations), amortization, and other miscellaneous expenses. During the three months ended March 31, 2024, SG&A expenses increased $4.5 million (1.7%) compared to the three months ended March 31, 2023, primarily related to higher employee costs due to merit increases combined with an overall increase in headcount, in addition to increases in computer software and cybersecurity costs. These increases were partially offset by decreases in professional fees for computer consulting services and credit agency rating fees, in addition to decreases in TV and digital advertising and promotional expenditures.
Research and Development Expense
Research and development expenses are comprised of costs to design, develop, test or improve our products and technology, and primarily include employee costs of personnel engaged in research and development activities, research costs and depreciation expense. During the three months ended March 31, 2024, research and development expenses increased $0.4 million (1.8%) compared to the three months ended March 31, 2023, primarily driven by computer software and equipment costs.
Venue Pre-Opening Costs
Venue pre-opening costs are primarily related to the costs associated with activities prior to the opening of new Company-operated Topgolf venues, and consist of, but are not limited to, labor, rent and occupancy costs, and travel and marketing expenses. These costs fluctuate based on the planned timing, size and location of new venues. During the three months ended March 31, 2024, venue pre-opening costs decreased $0.5 million (13.5%) as compared to the three months ended March 31, 2023.
Other Income and Expense (in millions, except percentages)

	Three Months Ended March 31,		Change	Change
	2024	2023	Dollars	Percent
Other income and expenses:
Interest expense, net	$(58.8)	$(49.6)	$(9.2)	18.5%
Other income (expense), net	3.4	(10.1)	13.5	(133.7)%
Total other expense, net	$(55.4)	$(59.7)	$4.3	(7.2)%
Interest expense, net increased $9.2 million (18.5%) during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to an increase in deemed landlord financing (“DLF”) obligations at Topgolf related to new venues and higher outstanding balances on our term loans combined with higher interest rates.
Other income, net increased $13.5 million (133.7%) during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to gains related to foreign currency hedging contracts and a decrease in losses related to the partial modification and partial extinguishment of our long-term debt, partially offset by an increase in foreign currency transactional losses.

Income Taxes
Income taxes increased $9.2 million to an income tax provision of $5.0 million for the three months ended March 31, 2024, compared to an income tax benefit of $4.2 million for the three months ended March 31, 2023. As a percentage of pre-tax income, our effective tax rate for the three months ended March 31, 2024 increased to 43.3% compared to (20.0)% in the comparable period of 2023. Our effective tax rate for the three months ended March 31, 2024 was impacted by tax effects related to stock-based compensation and the establishment of valuation allowances on certain deferred tax assets. Our effective tax rate for the three months ended March 31, 2023 was impacted by the release of valuation allowances on our U.S. deferred tax assets which were established in connection with the merger with Topgolf in addition to other non-recurring items. Excluding the non-recurring items and the release of valuation allowances on our deferred tax assets, our effective tax rate would have been 33.5% and 22.1% for the three months ended March 31, 2024 and 2023, respectively. For further discussion see Note 11 "Income Taxes" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Net Income, Diluted Earnings Per Share and Reconciliation of Non-GAAP Measures
The following table presents a reconciliation of our results for the three months ended March 31, 2024 and 2023 to our non-GAAP results for the same periods (in millions, except per share information):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Net Income	Diluted earnings per share (4)	Net Income	Diluted earnings per share (4)
GAAP	$6.5	$0.04	$25.0	$0.13
Less: Non-Cash Acquisition Amortization and Depreciation (1)	(3.6)	(0.02)	(6.0)	(0.03)
Less: Non-Recurring Items (2)	(5.7)	(0.03)	(10.5)	(0.05)
Less: Tax Valuation Allowance (3)	—	—	8.3	0.04
Non-GAAP	$15.8	$0.09	$33.2	$0.17
Diluted Weighted-Average Shares Outstanding		184.4		201.5

(1) Includes the amortization and depreciation of acquired intangible assets and purchase accounting adjustments related to acquisitions.
(2) For 2024, amounts primarily include $5.7 million in total charges associated with our 2024 debt repricing, which include the write-off of certain deferred costs, in addition to IT costs related to a 2023 cybersecurity incident and acquisition-related IT integration and implementation costs. For 2023, amounts primarily include $2.0 million in legal and credit agency fees related to our 2023 debt modification, $1.2 million in IT integration and implementation costs stemming from acquisitions, and $10.5 million in losses associated with the write-off of unamortized debt issuance costs combined with nonrecurring expenses in connection with the 2023 debt modification.

(3) Related to the release of tax valuation allowances that were recorded in connection with the merger with Topgolf.
(4) For 2024, the impact of the 2020 Convertible Notes is excluded from the diluted earnings per share calculation due to the impact being antidilutive. For 2023, periodic interest expense related to the 2020 Convertible Notes is excluded from net income for the purpose of calculating diluted earnings per share under the if-converted method.

Net income for the three months ended March 31, 2024 decreased to $6.5 million compared to $25.0 million for the three months ended March 31, 2023. Diluted earnings per share decreased to $0.04 per share for the three months ended March 31, 2024 compared to $0.13 per share for the same period in 2023. The decrease in GAAP net income for the three months ended March 31, 2024 was primarily due to the decrease in operating income due to a decrease in net revenues combined with the increase in operating expenses discussed above. Fully diluted shares of common stock for the three months ended March 31, 2024 were 184.4 million shares compared to 201.5 million shares for the same period in 2023.
On a non-GAAP basis, excluding the items described in the table above, our net income and diluted earnings per share for the three months ended March 31, 2024 would have been $15.8 million and $0.09 per share, respectively, compared to $33.2 million and $0.17 per share, respectively, for the same period in 2023. The decrease in non-GAAP net income for the three months ended March 31, 2024 was primarily due to a decrease in operating income of $16.6 million (18.2%) as a result of the decrease in net revenues discussed above, combined with an increase of $2.2 million in other expense primarily resulting from an increase in venue financing interest and higher outstanding balances on our term loans combined with higher interest rates. This was partially offset by a $1.4 million decrease in the income tax provision.

Operating Segment Results for the Three Months Ended March 31, 2024 and 2023 (in millions, except percentages)

	Three Months Ended March 31,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2023(1)
	2024	2023	Dollars	Percent	Percent
Net revenues:
Venues	$405.7	$386.7	$19.0	4.9%	4.8%
Other business lines	17.1	16.8	0.3	1.8%	1.2%
Topgolf	422.8	403.5	19.3	4.8%	4.6%
Golf clubs	345.9	350.8	(4.9)	(1.4)%	0.1%
Golf balls	104.0	92.9	11.1	11.9%	12.4%
Golf Equipment	449.9	443.7	6.2	1.4%	2.7%
Apparel	159.6	176.1	(16.5)	(9.4)%	(8.1)%
Gear, accessories, & other	111.9	144.1	(32.2)	(22.3)%	(22.0)%
Active Lifestyle	271.5	320.2	(48.7)	(15.2)%	(14.4)%
Total net revenues	$1,144.2	$1,167.4	$(23.2)	(2.0)%	(1.3)%

Segment operating income:
Topgolf	$2.9	$2.8	$0.1	3.6%
Golf Equipment	82.1	81.6	0.5	0.6%
Active Lifestyle	24.7	37.3	(12.6)	(33.8)%
Total segment operating income	109.7	121.7	(12.0)	(9.9)%
Reconciling Items(2)	(42.8)	(41.2)	(1.6)	3.9%
Total operating income	66.9	80.5	(13.6)	(16.9)%
Interest expense, net	(58.8)	(49.6)	(9.2)	18.5%
Other income, net	3.4	(10.1)	13.5	(133.7)%
Total income before income taxes	$11.5	$20.8	$(9.3)	(44.7)%

(1) Calculated by applying 2023 exchange rates to 2024 reported sales in regions outside the United States.
(2) Reconciling items include corporate general and administrative expenses not utilized by management in determining segment profitability, including non-cash amortization expense of intangible assets in connection with the acquisitions and non-recurring costs as discussed above.

Topgolf
During the three months ended March 31, 2024, Topgolf net revenues increased $19.3 million (4.8%) and operating income increased $0.1 million (3.6%) compared to the same period in 2023. The increase in net revenues was primarily due to the continued opening of new Company-owned and operated venues since March 2023, partially offset by a decline in same venue sales primarily resulting from a post-COVID surge in the corporate events business in the first quarter of 2023, combined with extreme weather during January 2024. The slight increase in operating income was due to the increase in net revenue as discussed above, partially offset by an increase in operational expenses primarily associated with new venues.
Golf Equipment
During the three months ended March 31, 2024, Golf Equipment net revenues increased $6.2 million (1.4%) and segment operating income increased $0.5 million (0.6%) compared to the same period in 2023.
The increase in net revenues in the first quarter of 2024 was due to the successful launch of the 2024 Chrome family of golf balls and Ai Smoke golf clubs. The increase in operating income in the first quarter of 2024 was due to relatively flat gross profit combined with decreases in operating costs related to advertising costs, professional fees, and tour player expenses.

Active Lifestyle
During the three months ended March 31, 2024, Active Lifestyle net revenues decreased $48.7 million (15.2%) and operating income decreased $12.6 million (33.8%), compared to the same period in 2023.
The decrease in net revenues in the first quarter of 2024 was primarily driven by decreases at TravisMathew and Jack Wolfskin businesses. The decrease at TravisMathew was due to a corporate channel sell-in during the first quarter of 2023 which, as expected, did not recur in 2024, partially offset by direct-to-consumer growth in the retail and e-commerce channels. The decrease at Jack Wolfskin was primarily due to lower sales as a result of soft market conditions and continued high retailer inventory levels in the Europe market, partially offset by growth in Jack Wolfskin China. The decrease in operating income in the first quarter of 2024 was largely due to the decreases in revenue discussed above, partially offset by an increase in gross margin as a result of a higher proportional mix of direct-to-consumer sales.
Financial Condition
Our cash and cash equivalents, including restricted cash, decreased $159.5 million to $239.3 million at March 31, 2024 from $398.8 million at December 31, 2023. During the three months ended March 31, 2024, we used our cash and cash equivalents in addition to proceeds received from lease financings to fund operations, capital expenditures as well as the BigShots acquisition. We believe that our existing funds and existing sources of and access to capital and any future financings, as necessary, are adequate to fund our future operations. For further information related to our financing arrangements, see Note 6 “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q.
Our accounts receivable balance fluctuates throughout the year as a result of the general seasonality of our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, accounts receivable are generally the highest during the first and second quarters during the seasonal peak in the golf industry, and generally decline significantly during the third and fourth quarters as a result of an increase in cash collections combined with lower seasonal sales. Our Active Lifestyle accounts receivable balances are generally higher during the third and fourth quarters, primarily due to the seasonal concentration of sales for the Jack Wolfskin business during the fall and winter seasons. Our Topgolf venue business primarily records revenue and collects payment at point-of-sale, therefore, Topgolf’s accounts receivable balance is smaller than our other business segments and primarily consists of media partnership receivables. As of March 31, 2024, our consolidated net accounts receivable increased to $423.9 million from $200.5 million at December 31, 2023. The increase reflects the seasonal increase in golf equipment sales. Net accounts receivable as of March 31, 2024 decreased $30.9 million compared to March 31, 2023, primarily due to decreased net sales.
Our inventory balance fluctuates throughout the year as a result of the general seasonality of certain operating segments within our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, the buildup of inventory generally begins during the fourth quarter and continues into the first quarter and beginning of the second quarter in order to meet increased demand during the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Active Lifestyle inventory levels start to increase during the second quarter and continue to increase into the third and fourth quarters primarily due to the seasonal nature of our Jack Wolfskin business, whose products are significantly geared towards the fall and winter seasons. Topgolf is primarily a service-based business which maintains lower inventory balances than our other business segments, primarily consisting of food and beverages as well as retail merchandise and Toptracer inventory. As of March 31, 2024, our inventory decreased $91.5 million to $702.9 million, compared to December 31, 2023, primarily due to improved sell through. Our inventory decreased $226.9 million as of March 31, 2024, compared to March 31, 2023, also primarily due to inventory reduction initiatives.

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
Our ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for our products, supply chain challenges, price inflation, foreign currency exchange rates, and other risks and uncertainties applicable to us and our business (see “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023).
On March 19, 2024 we entered into an amendment to the 2023 Term Loan B in order to decrease the interest rate and future interest expense on the 2023 Term Loan B. As of March 31, 2024, we had $719.7 million in cash and availability under our credit facilities, which is an increase of $93.6 million compared to March 31, 2023. Information about our credit facilities and long-term debt is presented in Note 6 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by this reference.
As of March 31, 2024, approximately 65% of our cash was held in regions outside of the United States. We continue to maintain our indefinite reinvestment assertion with respect to most jurisdictions in which we operate because of local cash requirements to operate our business. If we were to repatriate cash to the United States outside of settling intercompany balances, we may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against our U.S. tax liability, if any. Additionally, we may need to pay certain state income taxes.

Significant Cash Obligations
We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements. The table below summarizes certain significant cash obligations as of March 31, 2024 that will affect our future liquidity (in millions).

	Payments Due By Period
	Total	Remainder of 2024	2025 - 2026	2027 - 2028	Thereafter
Long-term debt(1)	$1,561.3	$15.4	$295.0	$29.2	$1,221.7
Interest payments relating to long-term debt(2)	675.5	87.6	225.1	210.8	152.0
Finance leases, including imputed interest(3)	819.8	11.0	34.4	34.9	739.5
Operating leases, including imputed interest(4)	2,439.4	115.3	324.2	310.4	1,689.5
DLF obligations(5)	4,407.7	52.9	166.2	174.6	4,014.0
Minimum lease payments for leases signed but not yet commenced(6)	396.7	4.3	20.2	20.2	352.0
Capital commitments(7)	126.0	51.0	75.0	—	—
Unconditional purchase obligations(8)	224.0	87.2	82.4	30.8	23.6
Uncertain tax contingencies(9)	13.1	2.7	1.5	1.1	7.8
Total	$10,663.5	$427.4	$1,224.0	$812.0	$8,200.1

(1) Excludes unamortized debt discounts, unamortized debt issuance costs, and fair value adjustments. For further details, see Note 6 “Financing Arrangements,” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(2) Long-term debt may have fixed or variable interest rates. For further details, see Note 6 “Financing Arrangements,” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(3) Represents future minimum payments under financing leases. For further details, see Note 5 “Leases” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(4) Represents commitments for minimum lease payments under non-cancellable operating leases. For further details, see Note 5 “Leases” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(5) Represents DLF obligations, including extension periods, in connection with the construction of Topgolf venues. For further details, see Note 5 “Leases” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(6) Represents future minimum lease payments under lease agreements that have not yet commenced as of March 31, 2024, in relation to future Topgolf facilities. For further discussion, see Note 5 “Leases” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(7) Represents capital expenditure commitments under lease agreements for Topgolf venues under construction that have been signed as of March 31, 2024.
(8) During the normal course of business, we enter into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, and intellectual property licensing agreements pursuant to which we are required to pay royalty fees. The amounts listed above approximate the minimum purchase obligations we are obligated to pay under these agreements over the next five years and thereafter as of March 31, 2024. The actual amounts paid under some of the agreements may be higher or lower than these amounts. In addition, we also enter into unconditional purchase obligations with various vendors and suppliers of goods and services during the normal course of business through purchase orders or other documentation or that are undocumented except for an invoice. For further details, see Note 12 “Commitments & Contingencies” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(9) Amounts represent current and non-current portions of uncertain income tax positions as recorded on our Condensed Consolidated Balance Sheets as of March 31, 2024. Amounts exclude uncertain income tax positions that we would be able to offset against deferred taxes. For further discussion, see Note 11 "Income Taxes" in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our financial condition. The fair value of indemnities, commitments and guarantees that we issued during the three months ended March 31, 2024 was not material to our financial position, results of operations or cash flows.
In addition to the contractual obligations listed above, our liquidity could also be adversely affected by an unfavorable outcome with respect to claims and litigation that we are subject to from time to time (see Note 12 “Commitments & Contingencies” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and “Legal Proceedings” in Part II, Item 1 of this Form 10-Q).
We have no material off-balance sheet arrangements.
Capital Expenditures
Total estimated capital expenditures, net of reimbursements by third party real estate financing partners, for the year ending December 31, 2024, are expected to be approximately $240.0 million, comprised of $60.0 million for our legacy business and $180.0 million for the Topgolf business.
Critical Accounting Estimates
For the three months ended March 31, 2024, there have been no material changes to our critical accounting estimates from the information reported in our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We use derivative financial instruments to mitigate our exposure to changes in foreign currency exchange rates and interest rates. Transactions involving these financial instruments are with creditworthy banks, primarily banks that are party to our credit facilities (see Note 6 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q). The use of these instruments exposes us to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.
Foreign Currency Fluctuations
Information about our foreign currency hedging activities is set forth in Note 15 “Derivatives and Hedging,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.
As part of our risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which we were exposed at March 31, 2024 through our foreign currency forward contracts.
At March 31, 2024, the estimated loss from our foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $56.3 million. We believe that such a hypothetical loss from our foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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

Interest Rate Fluctuations
We are exposed to interest rate risk from our credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 6 “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. Our long-term borrowing commitments are subject to interest rate fluctuations, which could be material to our cash flows and results of operations. In order to mitigate this risk, we enter into interest rate swap contracts as part of our interest rate risk management strategy. Information about our interest rate hedges is provided in Note 15 “Derivatives and Hedging” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on our cash flows and results of operations, we performed a sensitivity analysis as part of our risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $4.9 million over the 12-month period ended on March 31, 2024.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2024, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting.
In March 2024, we implemented a cloud-based human resources system. In connection with the implementation, we have made certain changes to our processes and controls, as necessary, including updates and enhancements to certain existing business processes and information systems, which had a material effect on our internal controls over financial reporting. There were no other changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2024.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information set forth in Note 12 “Commitments & Contingencies,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, is incorporated herein by this reference.
Item 1A. Risk Factors
Certain Factors Affecting Topgolf Callaway Brands
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). Investors should consider the Risk Factors prior to making an investment decision with respect to our stock. There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2023 with respect to the Risk Factors.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In May 2022, our Board of Directors authorized a $100.0 million share repurchase program (the “2022 Repurchase Program”) under which we are authorized to repurchase shares of our common stock in the open market or in private transactions, subject to our assessment of market conditions and repurchase opportunities. We will assess market conditions, buying opportunities and other factors from time to time and will make strategic repurchases as appropriate. The repurchases will be made in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other factors, and the repurchases will be made consistent with the terms of our credit facilities, which define the amount of stock that can be repurchased. The repurchase program does not require us to acquire a specific number of shares and it will remain in effect until completed or until terminated by the Board of Directors. During the first quarter of 2024, we repurchased 0.1 million shares of our common stock under the 2022 Repurchase Program at a weighted average price per share of $14.56, for a total cost of $2.1 million.
The following table summarizes our purchases during the first quarter of 2024 and includes amounts repurchased under the 2022 Repurchase Program and shares withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. Our repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended March 31, 2024
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
January 1, 2024 - January 31, 2024	142,836	$14.55	140,991	$51,615,127
February 1, 2024 - February 29, 2024	100,674	14.45	—	51,615,127
March 1, 2024 - March 31, 2024	185,523	14.15	—	51,615,127
Total	429,033	$14.36	140,991	$51,615,127
Other than shares repurchased under the 2022 Repurchase Program, during the first quarter of 2024, we repurchased 288,042 shares of our common stock at an average cost per share of $14.25, for a total cost of $4.1 million, which were related to shares withheld to satisfy payroll tax withholding obligations as described above.
Subsequent to March 31, 2024, we repurchased an additional 1,000,000 shares under the 2022 Repurchase Program for an average price per share of $16.07, for total cost of $16.1 million.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None

Item 5.    Other Information
During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

10.1
Amendment No. 1 to Credit Agreement, dated as of March 19, 2024, by and among Topgolf Callaway Brands Corp., certain subsidiaries of Topgolf Callaway Brands Corp., the financial institutions party thereto from time to time as lenders, and Bank of America, N.A. as administrative agent. †

10.2
First Amendment to Fifth Amended and Restated Loan and Security Agreement, dated as of April 10, 2024, by and among Topgolf Callaway Brands Corp., certain subsidiaries of Topgolf Callaway Brands Corp., the financial institutions party thereto from time to time as lenders, and Bank of America, N.A. as administrative agent and security trustee. †

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
Date: May 8, 2024