Form 10-Q
period 2024-06-30
Topgolf Callaway Brands Corp.
filed 2024-08-07
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2024, the number of shares outstanding of the Registrant’s common stock was 183,804,993.

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
•our ability to successfully (i) operate and, if applicable, expand the retail stores of the TravisMathew, Jack Wolfskin, and our Japan and Korea apparel businesses, and venue locations of the Topgolf and BigShots businesses and (ii) complete the reorganization of the Jack Wolfskin business;
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

Topgolf Callaway Brands Corp. Trademarks: The following marks and phrases, among others, are our trademarks: #1 Irons in Golf, #1 Putter in Golf, #1 Putter on Tour, #1 Range Technology in Golf, 2-Ball, 2-Ball Fang, 2-Ball Jailbird, 2 Ball Putter Design, 360 Carbon Chassis, 360 Face Cup, 360 Fade, 3 Deep, AI One Cruiser, AI Smart Face, AI Smoke, AI Smoke Tactical, Alcatraz, Alpha Convoy, Apex, Apex 21, Apex CB, Apex DCB, Apex Pro, Apex Smoke, Apex TCB, Apex Tour, Apex UW, APW, Arm Lock, At Home Outdoors, B21, Backstryke, Batwing, Batwing Technology, Beachside Stealth, Big Bertha, Big Bertha Alpha, Big Bertha B21, Big Bertha Diablo, Big Bertha Diablo & Horned Shield Design, Big Bertha REVA, Biggest Big Bertha, Bigshots Golf, Bigshots Golf Stylized, Big T, Black Series, Black Series I, Bogey Free, Broomstick, Callaway, Callaway #1 Irons in Golf, Callaway Customs, Callaway Edge, Callaway Golf, Callaway Media Productions, Callaway Next, Callaway Paradym Night Mode, Callaway Superfast, Callaway Super Hybrid, Callaway Supersoft, Callaway Supersoft Splatter 360, Callaway X, Callaway XR, Capital, Catch it Clean, Cavity Back Design Pattern (X-14), CF16, CF23, C Grind, Chev, Chev 18, Chevron Design, Chrome Soft, Chrome Soft X, Chrome Tour, Cloud Collection, Cloud Hoodies, Cloud Polo, Cloud Waffle, Coastview, Come Play Around, Cuater, Cuater C logo, Cup 360, Cutwave, CXR, Cyclone Aero Shape, Dawn Patrol, Demonstrably Superior And Pleasingly Different, Destinations by TravisMathew, DFX, Diablo Forged, Diablo Octane, Diablo Tour, Distance Fitting from Callaway, Distance that Defies Convention, Divine Line, Divine Nine, Double Wide, Driver Defender, Driving the Course to Modern Golf, DSPD, Dual Force, Dual Softfast Core, Eagle, Ecoloader, Ecostride, Engage, Epic, Epic Flash, Epic Max, Epic Max LS, Epic Speed, Epic Star, ERC, E.R.C. Fusion Stylized, ERC Soft, Extended Season, Fairway+, Fairway14, FairwayC, Fateline, Favorite Track, Fibercloud, Fit Disc, Flash Face, Flash Face SS21, Flash Face SS22, Flexcontact, Flex Pod, Force Optimizer, Force Plate Stylized, Fore Me, Forged 455, Forged X, Friday Ponte, Frost Delay, F Stylized, FT-3, FT-5, FT9, FT-I, FT IQ, FTIZ, FT Optiforce, FT Tour, Fusetech, Fusion, Fusion Zero, Gambit Pro, GBB, GBB Epic, Gems, Golf Ball on Tee Design, Golf Fusion, Gravity Core, Great Big Bertha, Hawk Eye, Headliner, Heater Series, Heater Series – Pure Performance, Heavenwood, Hex Aerodynamics, Hexbite, Hex Black Tour, Hex Diablo, Hex Soft, Hex Tour Soft, High Energy Core & Orbit Design, Hightail, HX, HX Diablo, Hyper Dry, Hyper Elastic Softfast Core, Hyper-Lite, Hyperlite Zero, Hyper Speed Face Cup, Hyper X, I.D. Ball, I-Mix, It’s Golf. It’s Not Golf. It’s Topgolf., IZ Power Source, Jack Wolfskin, Jack Wolfskin & Paw Design, Jailbird, Jailbreak, Jailbreak AI Velocity Blades, Jailbreak Speed Frame, Jaws Full Toe, JAWS MD5, Jewel Jam, Kings of Distance, Lag Putt, Leader in Modern Golf, Legacy, Life On Tour, Longer From Everywhere, Lowrider, Lowrider 2.0., Mack Daddy, Mack Daddy CB, Mack Daddy Forged, Made to Meet the Moment, Magna, Make Every Shot Your Best, MarXman, Mavrik, MD3 Milled, MD4 Tactical, Microguard, Microhinge Face Insert, Mission:Ambition Modern Golf, More Than Just a Pretty Trace, Moveknit, Number One Putter in Golf, Ody, Odyssey, Odyssey AI One, Odyssey AI One Cruiser, Odyssey Eleven, Odyssey Seven, OG, Ogio, Ogio Aero, Ogio Alpha, Ogio Forge, Ogio Fuse, Ogio Pace, Ogio Rise, Ogio Shadow, OGIO Stylized, OGIO XIX, Opening Shot, Open to Close, Opti-Color, Opti Dry, Opti Feel, OptiFit, Opti Fit, Opti Flex, Opti Grip, OptiTherm, Opti Vent, ORG 7, ORG 14, ORG 14M, ORG 15, O Stylized, Oworks, Paradym, Paradym AI Smoke, Paradym Night Mode, Paw Design, Paw Squared Design, Playing Through, Powered by Toptracer, Practice Green, ProType, Proven in the Wild, PT Stylized, ·R·, Rainspann, R Ball, RCH, Real Dome Technology, Real Tunnel Technology, Red Ball, Renegade, Rig 9800, Rogue ST, TOGUE Stylized, Rossie, Rule 35, S2H2, Scoreline Pattern in White, See the Break, Shaft Shield, Shield Design with Black Background, Shield Design with White Background, Silencer, SLED, Slice Stopper, SMALL BATCH Hand Holding Hammer Badge, Smart Face, Solaire, Speed Cartridge, Speed Frame, Speed Step, Speed Tuned, SRT, Steelhead, Steelhead XR, Step Sole, Strata, Stroke Lab, Sub Zero, Superhot, Sure-Out, Supersoft, Sustainability Hand and Leaf Design. Sweeter from Every Spot, Swing Suite, Swing Tech, Swirl Design, Swirl Design & ODYSSEY, Syntech, Tank, TA Winter, Tee It High, Texapore Ecosphere, Texapore, Texatherm, Texawarm, Thermal Bomber, The Sure Thing, TMove, TM Stylized, Toe Up, TopChip, TopContender, TopDrive, Topgolf, Topgolf Block Party, Topgolf Callaway Brands, Topgolf Media, TopPressure, TopScore, TopScramble, TopShot, TopTracer, TopTracer Range, Toulon, Toulon Garage, Tour Aero, Tour Authentic, Tour I, Tour IZ, Tour Tested, Trade In! Trade Up!, Training Aid, TravisMathew, Triforce, Tri Hot, Tri-Hot 5K, Triple Track Stripes Design, Trutrack, Truvis, Truvis Pattern, T Stylized, Tungsten Speed Cartridge, Tuttle, Versa, VFT, VTEC, Warbird, War Bird, Weather Series, Weather Spann, Wedgeducation, We Live to Discover, W-Grind, WGT, WGT & Golfer Design, White Damascus, White Hot, White Hot Microhinge, White Hot OG, White Hot RX Stylized, White Hot Tour, White Hot XG, White Ice, White Trapezoid Design, Winter Rules, Winter Term, Wolftrail by Jack Wolfskin & Design, Woode, X1, X-12, X-14, X18, X-18, X-20, X-22, X-24, X-ACT, X Forged, X Hot, X Hot Pro, XR16, XR OS, XR Speed, XR Stylized, X Series, X Series Jews, X-Spann, X Stylized, X-Tech, XTT, Zinna.

TOPGOLF CALLAWAY BRANDS CORP.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$311.8	$393.5
Restricted cash	0.7	0.8
Accounts receivable, less allowances of $11.3 million and $11.6 million, respectively	390.4	200.5
Inventories	647.1	794.4
Prepaid expenses	64.7	55.8
Other current assets	198.4	183.1
Total current assets	1,613.1	1,628.1
Property, plant and equipment, net	2,185.0	2,156.5
Operating lease right-of-use assets, net	1,380.1	1,410.1
Trade names and trademarks	1,418.8	1,421.8
Other intangible assets, net	78.7	83.7
Goodwill	1,992.6	1,988.7
Other assets, net	432.1	431.7
Total assets	$9,100.4	$9,120.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$437.8	$480.5
Accrued employee compensation and benefits	114.7	113.1
Asset-based credit facilities	45.1	54.7
Operating lease liabilities, short-term	87.3	86.4
Construction advances	15.6	59.3
Deferred revenue	97.4	110.9
Other current liabilities	39.3	42.7
Total current liabilities	837.2	947.6

Long-term debt, net	1,464.5	1,518.2
Operating lease liabilities, long-term	1,414.4	1,433.4
Deemed landlord financing obligations	1,095.7	980.0
Deferred taxes, net	31.3	36.7
Other long-term liabilities	323.8	326.5
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3.0 million shares authorized, none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 360.0 million shares authorized, and 187.0 million shares issued at both June 30, 2024 and December 31, 2023	1.9	1.9
Additional paid-in capital	3,017.2	3,032.7
Retained earnings	1,016.1	947.5
Accumulated other comprehensive loss	(49.6)	(47.5)
Less: Common stock held in treasury, at cost, 3.2 million shares and 3.3 million shares at June 30, 2024 and December 31, 2023, respectively	(52.1)	(56.4)
Total shareholders’ equity	3,933.5	3,878.2
Total liabilities and shareholders’ equity	$9,100.4	$9,120.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues:
Products	$668.5	$713.5	$1,394.6	$1,481.1
Services	489.3	466.2	907.4	866.0
Total net revenues	1,157.8	1,179.7	2,302.0	2,347.1
Costs and expenses:
Cost of products	375.4	387.9	788.3	829.9
Cost of services, excluding depreciation and amortization	50.7	51.4	92.3	95.8
Other venue expense	339.4	317.1	662.8	622.6
Selling, general and administrative expense	259.5	279.6	532.5	548.1
Research and development expense	27.0	22.0	50.2	44.8
Venue pre-opening costs	2.8	5.7	6.0	9.4
Total costs and expenses	1,054.8	1,063.7	2,132.1	2,150.6
Income from operations	103.0	116.0	169.9	196.5
Interest expense, net	(57.0)	(51.7)	(115.8)	(101.3)
Other income (expense), net	6.4	7.3	9.8	(2.8)
Income before income taxes	52.4	71.6	63.9	92.4
Income tax benefit	(9.7)	(45.8)	(4.7)	(50.0)
Net income	$62.1	$117.4	$68.6	$142.4

Earnings per common share:
Basic	$0.34	$0.63	$0.37	$0.77
Diluted	$0.32	$0.59	$0.36	$0.72

Weighted-average common shares outstanding:
Basic	183.5	185.2	183.6	185.2
Diluted	199.6	201.3	199.4	201.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$62.1	$117.4	$68.6	$142.4
Other comprehensive income:
Change in derivative instruments	0.5	12.5	10.5	11.8
Cumulative foreign currency translation adjustments recognized from dissolution of foreign subsidiary	3.4	—	3.4	—
Foreign currency translation adjustments	(3.5)	(1.7)	(17.7)	3.6
Comprehensive income, before income tax	62.5	128.2	64.8	157.8
Income tax (benefit) provision on derivative instruments	(2.1)	1.0	(1.7)	0.6
Comprehensive income	$64.6	$127.2	$66.5	$157.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$68.6	$142.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	131.2	114.7
Non-cash interest on financing and deemed landlord financed leases	18.4	13.6
Loss on disposal of long-lived assets and other	4.9	—
Amortization of debt discount and issuance costs	2.9	3.4
Impairment loss	6.3	—
Deferred taxes, net	(4.9)	(47.2)
Share-based compensation	20.1	24.8
Unrealized net losses on hedging instruments and foreign currency	2.2	3.5
Loss on debt modification	4.7	10.5
Other	1.2	1.1
Change in assets and liabilities, net of impacts of business combinations:
Accounts receivable, net	(199.1)	(231.3)
Inventories	129.1	112.0
Leasing receivables	(4.7)	(7.6)
Other assets	(1.1)	1.5
Accounts payable and accrued expenses	(16.8)	(128.2)
Deferred revenue	(13.5)	4.6
Accrued employee compensation and benefits	2.8	(30.7)
Operating lease assets and liabilities, net	7.6	6.7
Income taxes receivable/payable, net	(13.1)	(17.8)
Other liabilities	4.6	2.2
Net cash provided by (used in) operating activities	151.4	(21.8)
Cash flows from investing activities:
Capital expenditures	(149.3)	(262.6)
Asset acquisitions, net of cash acquired	—	(18.7)
Business combinations, net of cash acquired	(23.3)	—
Proceeds from government grants	—	3.0
Investment in golf-related ventures	(0.3)	(2.1)
Acquisition of intangible assets	(1.3)	(0.7)
Proceeds from sale of property and equipment	0.2	0.4
Net cash used in investing activities	(174.0)	(280.7)
Cash flows from financing activities:
Repayments of long-term debt and DLF obligations	(68.1)	(782.0)
Proceeds from borrowings on long-term debt	—	1,224.8
Repayments of credit facilities, net	(5.4)	(229.8)
Debt issuance costs	(0.2)	(1.3)
Repayments of financing leases	(1.9)	(1.7)
Proceeds from lease financing	54.6	111.3
Exercise of stock options	—	3.7
Acquisition of treasury stock	(31.3)	(27.3)
Net cash (used in) provided by financing activities	(52.3)	297.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.8)	(2.1)
Net decrease in cash, cash equivalents and restricted cash	(81.7)	(6.9)
Cash, cash equivalents and restricted cash at beginning of period	398.8	203.4
Cash, cash equivalents and restricted cash at end of period	317.1	196.5
Less: restricted cash (1)	(5.3)	(4.7)
Cash and cash equivalents at end of period	$311.8	$191.8
Supplemental disclosures:
Cash paid for income taxes, net	$13.2	$17.2
Cash paid for interest	$95.5	$86.7
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$35.5	$23.7
Accrued capital expenditures	$32.7	$42.3
Financed additions of capital expenditures	$3.6	$26.7

(1) Includes $0.7 million and $0.5 million of short-term restricted cash and $4.6 million and $4.2 million of long-term restricted cash included in other assets for the periods ended June 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	187.0	$1.9	$3,032.7	$947.5	$(47.5)	(3.3)	$(56.4)	$3,878.2
Acquisition of treasury stock	—	—	—	—	—	(0.4)	(6.2)	(6.2)
Exercise of stock options	—	—	(0.1)	—	—	—	0.1	—
Compensatory awards released from restriction	—	—	(14.0)	—	—	0.8	14.0	—
Share-based compensation	—	—	13.1	—	—	—	—	13.1
Equity adjustment from foreign currency translation	—	—	—	—	(14.2)	—	—	(14.2)
Change in fair value of derivative instruments, net of tax	—	—	—	—	9.6	—	—	9.6
Net income	—	—	—	6.5	—	—	—	6.5
Balance at March 31, 2024	187.0	$1.9	$3,031.7	$954.0	$(52.1)	(2.9)	$(48.5)	$3,887.0
Acquisition of treasury stock	—	—	—	—	—	(1.6)	(25.1)	(25.1)
Compensatory awards released from restriction	—	—	(21.5)	—	—	1.3	21.5	—
Share-based compensation	—	—	7.0	—	—	—	—	7.0
Equity adjustment from foreign currency translation	—	—	—	—	(3.5)	—	—	(3.5)
Change in fair value of derivative instruments, net of tax	—	—	—	—	2.6	—	—	2.6
Impact from dissolution of foreign subsidiary	—	—	—	—	3.4	—	—	3.4
Net income	—	—	—	62.1	—	—	—	62.1
Balance at June 30, 2024	187.0	$1.9	$3,017.2	$1,016.1	$(49.6)	(3.2)	$(52.1)	$3,933.5

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	186.2	$1.9	$3,012.7	$852.5	$(61.5)	(1.3)	$(31.3)	$3,774.3
Acquisition of treasury stock	—	—	—	—	—	(0.4)	(9.2)	(9.2)
Exercise of stock options	—	—	(1.2)	—	—	0.2	4.8	3.6
Compensatory awards released from restriction	—	—	(21.3)	—	—	0.9	21.3	—
Share-based compensation	—	—	12.4	—	—	—	—	12.4
Equity adjustment from foreign currency translation	—	—	—	—	5.3	—	—	5.3
Change in fair value of derivative instruments, net of tax	—	—	—	—	(0.3)	—	—	(0.3)
Net income	—	—	—	25.0	—	—	—	25.0
Balance at March 31, 2023	186.2	$1.9	$3,002.6	$877.5	$(56.5)	(0.6)	$(14.4)	$3,811.1
Acquisition of treasury stock	—	—	—	—	—	(1.0)	(18.1)	(18.1)
Exercise of stock options	—	—	(0.4)	—	—	—	0.5	0.1
Compensatory awards released from restriction	—	—	(2.4)	—	—	0.1	2.4	—
Share-based compensation	—	—	12.4	—	—	—	—	12.4
Equity adjustment from foreign currency translation	—	—	—	—	(1.7)	—	—	(1.7)
Change in fair value of derivative instruments, net of tax	—	—	—	—	11.5	—	—	11.5
Net income	—	—	—	117.4	—	—	—	117.4
Balance at June 30, 2023	186.2	$1.9	$3,012.2	$994.9	$(46.7)	(1.5)	$(29.6)	$3,932.7

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
The following table summarizes the aggregated fair values of the assets acquired and liabilities assumed for each of the transactions as of their respective acquisition dates based on the purchase price allocation (in millions):

Amounts recognized as of the Acquisition Dates
Assets Acquired
Other current assets	$0.9
Property and equipment	36.2
Intangibles—trade name	5.9
Intangibles—other	2.5
Goodwill	8.7
Total assets acquired	54.2
Liabilities Assumed
Accounts payable and accrued liabilities	0.4
Other long-term liabilities	0.7
Net assets acquired	$53.1
Total purchase price consideration	$53.1
For the three and six months ended June 30, 2024, the results of operations for BigShots and acquisition-related costs were not material to our condensed consolidated statements of operations. As such, the pro-forma results of operations have not been presented.

Note 4. Revenue Recognition
We primarily recognize revenue from the sale of our products and the operation of our Topgolf venues. The following table presents our revenue disaggregated by operating and reportable segment and major category for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Topgolf:
Venues	$473.7	$453.2	$879.4	$839.9
Other business lines	20.7	17.6	37.8	34.4
Total Topgolf	$494.4	$470.8	$917.2	$874.3

Golf Equipment:
Golf clubs	$310.2	$340.3	$656.1	$691.1
Golf balls	103.6	110.7	207.6	203.6
Total Golf Equipment	$413.8	$451.0	$863.7	$894.7

Active Lifestyle:
Apparel	$145.0	$143.5	$304.6	$319.6
Gear, accessories & other	104.6	114.4	216.5	258.5
Total Active Lifestyle	$249.6	$257.9	$521.1	$578.1

Total Consolidated	$1,157.8	$1,179.7	$2,302.0	$2,347.1
Venues sales at our Topgolf operating segment include the sale of merchandise and franchise equipment. During the three and six months ended June 30, 2024, venue merchandise and franchise equipment sales, which are included in product sales on our condensed consolidated statement of operations, were $5.0 million and $9.7 million, respectively. During the three and six months ended June 30, 2023, venue merchandise and franchise equipment sales, which are included in product sales on our condensed consolidated statement of operations, were $4.6 million and $8.3 million, respectively.
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
The following table summarizes our revenue by major geographic region for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue by Major Geographic Region:
United States	$891.3	$886.7	$1,720.3	$1,697.8
Europe	114.1	120.2	255.5	273.8
Asia	109.1	128.2	236.7	288.4
Rest of world	43.3	44.6	89.5	87.1
Total Consolidated	$1,157.8	$1,179.7	$2,302.0	$2,347.1

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Topgolf	$13.8	$12.2	$26.5	$24.3
Active Lifestyle	8.5	8.2	14.6	14.9
Total	$22.3	$20.4	$41.1	$39.2
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
The following table provides a reconciliation of activity related to our short-term deferred revenue balance for the periods presented (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning Balance (1)	$106.7	$102.8	$110.9	$94.9
Deferral of revenue	155.1	165.9	301.1	323.7
Revenue recognized	(156.2)	(164.0)	(294.9)	(306.8)
Breakage	(9.4)	(6.1)	(20.8)	(13.1)
Foreign currency translation and other	1.2	(0.1)	1.1	(0.2)
Ending Balance	$97.4	$98.5	$97.4	$98.5
(1) Beginning balances for the three months ended June 30, 2024 and 2023 represent ending balances as of March 31, 2024 and 2023, respectively. Beginning balances for the six months ended June 30, 2024 and 2023 represent ending balances as of December 31, 2023 and 2022, respectively.

At both June 30, 2024 and December 31, 2023, our long-term deferred revenue balance was $3.7 million.
The following table summarizes the amount of the deferred revenue recognized during the three and six months ended June 30, 2024 and 2023 that were deferred as of December 31, 2023 and 2022, respectively (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Deferred revenue recognized from prior year ending balance	$18.1	$20.1	$51.5	$49.6
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

The following table provides a reconciliation of the activity related to our short-term sales program incentives for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning Balance	$22.6	$25.5	$16.5	$20.8
Additions	10.6	6.6	27.0	22.1
Credits issued	(8.4)	(5.9)	(18.4)	(16.6)
Foreign currency translation and other	(0.5)	(1.4)	(0.8)	(1.5)
Ending Balance	$24.3	$24.8	$24.3	$24.8
Our provision for the sales return liability fluctuates with the seasonality of the business. Actual sales returns are more heavily weighted toward the second half of the year as the golf season comes to an end. The following table provides a reconciliation of the activity related to our sales return reserve for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning Balance	$78.9	$72.7	$55.9	$55.4
Provision	50.0	52.6	115.6	111.5
Sales returns	(36.3)	(44.2)	(78.9)	(85.8)
Ending Balance	$92.6	$81.1	$92.6	$81.1
As of June 30, 2024 and December 31, 2023, the cost recovery of inventory associated with the sales return liability was $40.2 million and $25.7 million, respectively, and is included in other current assets on our condensed consolidated balance sheet.
Note 5. Leases
Sales-Type Leases
We enter into non-cancellable license agreements primarily related to Toptracer and Swing Suite. Certain of these license agreements are classified as sales-type leases.
Revenue from sales-type leases is included in service revenues within the condensed consolidated statements of operations and consists of the following for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales-type lease selling price	$10.9	$8.2	$18.4	$16.4
Cost of underlying assets	(4.1)	(4.5)	(6.1)	(7.9)
Operating profit	$6.8	$3.7	$12.3	$8.5

Interest income	$1.8	$1.4	$3.5	$2.7

Total revenue attributable to sales-type leases	$12.7	$9.6	$21.9	$19.1
Leasing receivables related to our net investment in sales-type leases are as follows (in millions):

	Balance Sheet Location	June 30, 2024	December 31, 2023
Leasing receivables, net—short-term	Other current assets	$34.2	$26.9
Leasing receivables, net—long-term	Other assets	66.5	65.1
Total leasing receivables		$100.7	$92.0

Net maturities of sales-type lease receivables for the next five years and thereafter as of June 30, 2024 are as follows (in millions):

Remainder of 2024	$23.8
2025	32.0
2026	25.8
2027	17.2
2028	10.4
Thereafter	5.3
Total future lease proceeds	114.5
Less: imputed interest	13.8
Total	$100.7
Operating Leases, Financing Leases and DLF Obligations
Supplemental balance sheet information related to our operating and financing right-of-use (“ROU”) assets and lease liabilities and deemed landlord financing (“DLF”) assets and obligations is as follows (in millions):

	Balance Sheet Location	June 30, 2024	December 31, 2023
Assets
Operating lease ROU assets, net	Operating lease ROU assets, net	$1,380.1	$1,410.1
Financing lease ROU assets, net	Other assets, net	$248.4	$257.4

Liabilities
Current
Operating lease liabilities, short-term	Operating lease liabilities, short-term	$87.3	$86.4
Financing lease liabilities, short-term	Accounts payable and accrued expenses	$1.5	$1.4
DLF obligations, short-term	Accounts payable and accrued expenses	$0.9	$0.1

Non-current
Operating lease liabilities, long-term	Operating lease liabilities, long-term	$1,414.4	$1,433.4
Financing lease liabilities, long-term	Other long-term liabilities	$284.2	$287.9
DLF obligations, long-term	Deemed landlord financing obligations	$1,095.7	$980.0
Leases Under Construction
Our minimum capital commitment for leases under construction, net of reimbursements from third-party real estate financing partners, was approximately $70.0 million as of June 30, 2024. As we are actively involved in the construction of these properties, we recorded $72.0 million in construction costs within property, plant and equipment and $15.6 million in construction advances from the landlords in connection with these properties as of June 30, 2024. We determine the lease classification for these properties at the end of the construction period. Upon lease commencement, the initial base term of these leases is normally 20 years, with most having options to extend for additional terms of up to 20 years. As of June 30, 2024, we had $310.8 million of future lease obligations related to four venues subject to non-cancellable leases that have been signed but have not yet commenced.

The components of lease expense included in our condensed consolidated statement of operations for the periods presented below are as follows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating lease costs	$45.4	$41.3	$90.5	$85.3
Total operating lease costs	45.4	41.3	90.5	85.3
Financing lease costs:
Amortization of ROU assets	1.8	2.0	3.7	3.9
Interest on lease liabilities	3.9	3.7	8.2	7.3
Total financing lease costs	5.7	5.7	11.9	11.2
DLF obligation costs:
Depreciation of DLF assets	9.2	5.3	18.2	10.4
Interest on DLF obligations	25.0	16.2	49.0	31.4
Total DLF obligation costs	34.2	21.5	67.2	41.8
Variable lease costs	2.9	2.2	6.4	4.7
Total lease costs	$88.2	$70.7	$176.0	$143.0

Other information related to leases (in millions):

	Six Months Ended June 30,
Supplemental Cash Flows Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$83.1	$77.1
Operating cash flows for finance leases	$5.4	$3.2
Operating cash flows for DLF obligations	$33.3	$21.8
Financing cash flows for finance leases	$1.9	$1.7
Financing cash flows for DLF obligations	$6.9	$5.1

Lease liabilities arising from new ROU assets:
Operating leases	$28.6	$42.2
Financing leases	$0.1	$17.4
DLF obligations	$108.9	$101.6

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years):
Operating leases	15.6	15.9
Financing leases	36.4	36.8
DLF obligations	37.0	38.1

Weighted average discount rate:
Operating leases	5.4%	5.8%
Financing leases	6.3%	6.3%
DLF obligations	9.4%	10.0%

As of June 30, 2024, our future minimum lease obligations were as follows (in millions):

	Operating Leases	Financing Leases	DLF Obligations(1)	Total
Remainder of 2024	$74.2	$6.7	$36.3	$117.2
2025	165.2	16.2	88.1	269.5
2026	160.4	16.5	91.6	268.5
2027	157.6	16.6	92.9	267.1
2028	153.9	17.0	95.1	266.0
Thereafter	1,694.1	737.0	4,176.1	6,607.2
Total future lease payments	2,405.4	810.0	4,580.1	7,795.5
Less: imputed interest	903.7	524.3	3,483.5	4,911.5
Total	$1,501.7	$285.7	$1,096.6	$2,884.0

(1) Future lease payments for DLF Obligations include approximately $25.7 million of reimbursements which we expect to receive from third-party financing partners that were not yet received as of June 30, 2024. Imputed interest includes approximately $100.5 million related to these unfunded DLF Obligations as of June 30, 2024.

Note 6. Financing Arrangements
Our credit facilities and long-term debt obligations are summarized as follows (in millions, except interest rates):

			June 30,	December 31,
	Maturity Date	Interest Rate	2024	2023
Short-Term Credit Facilities
2023 U.S. ABL Credit Facility	March 16, 2028	5.15%	$20.2	$26.3
2022 Japan ABL Credit Facility	January 25, 2025	0.99%	24.9	28.4
Total Principal Amount			$45.1	$54.7
Unamortized Debt Issuance Costs			$3.9	$4.5

	Balance Sheet Location
Total Principal Amount	Asset-based credit facilities		$45.1	$54.7

Unamortized Debt Issuance Costs - ST	Prepaid expenses		$1.1	$1.1
Unamortized Debt Issuance Costs - LT	Other long-term assets		2.8	3.4
Total Unamortized Debt Issuance Costs			$3.9	$4.5

			June 30,	December 31,
	Maturity Date	Interest Rate	2024	2023
Long-Term Debt and Credit Facilities
2023 Term Loan B	March 16, 2030	8.34%	$1,184.4	$1,240.6
Convertible Notes	May 1, 2026	2.75%	258.3	258.3
Equipment Notes	August 27, 2024 - December 21, 2027	2.36% - 5.93%	15.0	19.2
Mortgage Loans	July 1, 2033 - July 29, 2036	9.75% - 11.31%	44.6	45.4
Financed Tenant Improvements	February 1, 2035	8.00%	3.2	3.3
Total Principal Amount			$1,505.5	$1,566.8
Less: Unamortized Debt Issuance Costs			24.7	31.5
Total Debt, net of Unamortized Debt Issuance Costs			$1,480.8	$1,535.3

	Balance Sheet Location
Long-Term Debt - Current	Other current liabilities		$16.3	$17.1
Long-Term Debt - Non-current	Long-term debt		1,464.5	1,518.2
Total Debt, net of Unamortized Debt Issuance Costs			$1,480.8	$1,535.3
Total interest and amortization expense related to our credit facilities and long-term debt obligations, which is included in “Interest expense, net” in the condensed consolidated statement of operations, is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Short-Term Credit Facilities
2023 U.S. ABL Credit Facility	$0.6	$1.9	$1.2	$5.6
2022 Japan ABL Credit Facility	—	0.1	0.1	0.2
Total	$0.6	$2.0	$1.3	$5.8

Long-Term Debt and Credit Facilities
2023 Term Loan B	$26.6	$27.9	$55.1	$32.6
Convertible Notes	1.8	1.8	3.6	3.6
Equipment Notes	0.1	0.3	0.3	0.5
Financed Tenant Improvements	—	—	0.1	—
Mortgage Loans	1.1	1.1	2.3	2.3
Term Loan B	—	—	—	8.6
Topgolf Term Loan	—	—	—	7.8
Topgolf Revolving Credit Facility	—	—	—	2.7
Total	$29.6	$31.1	$61.4	$58.1

Short-Term Credit Facilities and Available Liquidity
2023 U.S. Asset-Based Revolving Credit Facility
We have an asset-based revolving credit facility (the “2023 U.S. ABL Credit Facility”) with Bank of America, N.A. and other lenders, which provides for senior secured asset-based revolving credit facilities in an aggregate principal amount of up to $525.0 million and consists of U.S., Canadian, German, and U.K./Dutch facilities, in each case, subject to borrowing base availability under the applicable facility. Amounts outstanding under the 2023 U.S. ABL Credit Facility are secured by a first priority lien on certain of our assets and certain of the assets of our subsidiaries in the United States, Germany, Canada, the Netherlands, and the United Kingdom (other than certain excluded subsidiaries) and a second-priority lien on substantially all of our and such subsidiaries’ other assets. The 2023 U.S. ABL Credit Facility includes customary affirmative and negative covenants, including among other things, restrictions on the incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions, as well as customary events of default. We are also subject to compliance with a 1.0:1.0 minimum fixed charge coverage ratio during certain specified periods in which our borrowing base availability falls below 10.0% of the maximum aggregate principal amount of the facility. The interest rate applicable to outstanding borrowings under the 2023 U.S. ABL Credit Facility may fluctuate depending on our “Availability Ratio,” as defined in the loan and security agreement governing the 2023 U.S. ABL Credit Facility, and any unused portions of the 2023 U.S. ABL Credit Facility are subject to a monthly fee of 0.25% per annum.
On July 2, 2024, we entered into an amendment to the 2023 U.S. ABL Credit Facility in order to, among other things, replace Canadian Dollar Offered Rate (CDOR) as a reference rate for Canadian dollar-denominated loans under the Canadian facility with a term Canadian Overnight Repo Rate Average (CORRA)-based rate.
2022 Japan ABL Credit Facility
We have an asset-based revolving credit facility (the “2022 Japan ABL Credit Facility”) with the Bank of Tokyo-Mitsubishi UFJ, which provides a line of credit to our Japan subsidiary of up to 6.0 billion Yen (or approximately $37.3 million), is subject to borrowing base availability under the facility and is secured by certain assets, including eligible inventory and accounts receivable of our Japan subsidiary which are subject to certain restrictions and covenants related to certain pledged assets and financial performance metrics. The interest rate applicable to outstanding borrowings under the 2022 Japan ABL Credit Facility is subject to an effective interest rate equal to the Tokyo Interbank Offered Rate plus 0.80%.
The following table summarizes borrowings for the six months ended June 30, 2024, availability and interest rates for the trailing twelve months ended June 30, 2024, and consolidated available liquidity related to our short-term credit facilities as of the six months ended June 30, 2024. Consolidated available liquidity is comprised of cash on hand and amounts available under our 2023 U.S. ABL Credit Facility and 2022 Japan ABL Credit Facility, less outstanding letters of credit and outstanding borrowings.

(in millions, except interest rates)	June 30, 2024
2023 U.S. ABL Credit Facility
Average borrowings	$25.4
Average availability	$411.4
Weighted average interest rate	5.34%

2022 Japan ABL Credit Facility
Total facility	$37.3
Net availability	$12.4

Consolidated Available Liquidity	$783.8
Long-Term Debt and Credit Facilities
2023 Term Loan B
In March 2023, as part of a comprehensive debt refinancing plan (the “Refinancing Plan”), we entered into a senior secured term loan B facility (as amended, the “2023 Term Loan B”) with Bank of America, N.A. as administrative agent, and the financial institutions party thereto as lenders, in an original aggregate principal amount of $1,250.0 million, which was issued net of an original issuance discount of $12.5 million. As part of the Refinancing Plan, we used a portion of the net proceeds from the 2023 Term Loan B for the repayment of outstanding principal, interest and fees associated with our previous term loan B facility (the “Term Loan B”), as well as the previous credit facilities of our Topgolf operating segment, which consisted of a senior secured term loan facility (the “Topgolf Term Loan”) and a senior secured revolving credit facility (the “Topgolf Revolving Credit Facility”). We accounted for the transactions associated with the Refinancing Plan and 2023 Term Loan B as a debt modification, and as a result we recognized a non-cash loss of $10.5 million within other income (expense), net, and $2.3 million of third-party fees within selling, general and administrative expense in our condensed consolidated statement of operations for the six months ended June 30, 2023. Additionally, we deferred $11.0 million in debt issuance costs in connection with the transaction.
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
The First Amendment was accounted for as a partial debt modification and partial debt extinguishment, which resulted in a non-cash loss of $4.7 million related to the write-off of unamortized debt issuance costs and original issuance discounts for prior lenders under our 2023 Term Loan B who did not participate in the First Amendment. This non-cash loss was recognized in other income (expense), net in our condensed consolidated statement of operations during the three months ended March 31, 2024. Additionally, we also incurred $1.1 million of fees related to the transaction, of which $0.2 million were recognized as deferred debt issuance costs and $0.9 million were recognized as selling, general and administrative expense during the three months ended March 31, 2024. Debt issuance costs and original issuance discounts related to the 2023 Term Loan B are amortized into interest expense over the term of the loan and are included as a reduction to long-term debt in our condensed consolidated balance sheet as of June 30, 2024.
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
On May 31, 2024, we made an additional discretionary $50.0 million principal payment on the 2023 Term Loan B.
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
Capped Call
In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls cover the aggregate number of shares of our common stock that initially underlie the Convertible Notes, and are generally expected to reduce potential dilution and/or offset any cash payments we are required to make related to any conversion of the Convertible Notes. The Capped Calls, which each have an exercise price of $17.62 per share, are subject to certain adjustments and each have a cap price of $26.89 per share. The initial cost of the Capped Calls was a reduction to additional paid-in-capital on our condensed consolidated balance sheet.
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
Aggregate Amount of Long-Term Debt Maturities
The following table presents our combined aggregate amount of maturities for our long-term debt over the next five years and thereafter as of June 30, 2024.

(in millions)
Remainder of 2024	$9.8
2025	18.6
2026	276.4
2027	15.5
2028	13.7
Thereafter	1,171.5
Total aggregate amount of maturities	$1,505.5
Less: Unamortized debt issuance costs	24.7
Total aggregate amount of maturities, net of unamortized debt issuance costs	$1,480.8
As of June 30, 2024, we were in compliance with all fixed charge coverage ratios and all other covenants and reporting requirements under the terms of our long-term debt and credit facilities mentioned above, as applicable.
Note 7. Earnings Per Common Share
The following table summarizes the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per common share—basic
Net income	$62.1	$117.4	$68.6	$142.4
Weighted-average common shares outstanding—basic	183.5	185.2	183.6	185.2
Earnings per common share—basic	$0.34	$0.63	$0.37	$0.77

Earnings per common share—diluted
Net income	$62.1	$117.4	$68.6	$142.4
Interest expense attributable to convertible notes, net of tax	1.7	1.6	3.3	3.2
Net income attributable to earnings per common share—diluted	$63.8	$119.0	$71.9	$145.6

Weighted-average common shares outstanding—basic	183.5	185.2	183.6	185.2
Incremental shares for assumed conversion of Convertible Notes	14.7	14.7	14.7	14.7
Outstanding options, restricted stock units and performance share units	1.4	1.4	1.1	1.5
Weighted-average common shares outstanding—diluted	199.6	201.3	199.4	201.4
Earnings per common share—diluted	$0.32	$0.59	$0.36	$0.72

Anti-Dilutive Options and Restricted Stock Units
For the three and six months ended June 30, 2024, approximately 1.7 million and 2.1 million securities outstanding, respectively, comprised of stock options and restricted stock units, were excluded from the calculation of diluted earnings per common share as they would be anti-dilutive. For the three and six months ended June 30, 2023, approximately 1.3 million securities outstanding, comprised of stock options and restricted stock units, were excluded from the calculation of diluted earnings per common share as they would be anti-dilutive.

Note 8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in millions):

	Topgolf	Golf Equipment	Active Lifestyle	Total
Balance at December 31, 2023	$1,368.0	$530.7	$90.0	$1,988.7
Acquisitions	4.3	—	—	4.3
Foreign currency translation and other	—	(0.3)	(0.1)	(0.4)
Balance at June 30, 2024	$1,372.3	$530.4	$89.9	$1,992.6
Goodwill is net of accumulated impairment losses of $148.4 million, which were recorded prior to December 31, 2023 in the Active Lifestyle segment.
Intangible assets by major asset class are as follows (in millions, except useful life amounts):

	Indefinite-lived:		Amortizing:
	Trade names and Trademarks	Liquor Licenses	Patents	Customer/ Distributor Relationships and Other	Developed Technology	Total

Useful Life (Years)	NA	NA	2-16	1-10	10

Gross as of December 31, 2023	$1,443.8	$9.5	$32.3	$72.1	$69.7	$1,627.4
Acquisitions	3.1	1.2	0.1	0.5	—	4.9
Gross as of June 30, 2024	$1,446.9	$10.7	$32.4	$72.6	$69.7	$1,632.3
Accumulated amortization	—	—	(32.0)	(45.5)	(22.3)	(99.8)
Foreign currency and other	(28.1)	—	0.1	(4.1)	(2.9)	(35.0)
Net book value, June 30, 2024	$1,418.8	$10.7	$0.5	$23.0	$44.5	$1,497.5

Gross as of December 31, 2023	$1,443.8	$9.5	$32.3	$72.1	$69.7	$1,627.4
Accumulated amortization	—	—	(31.9)	(43.1)	(18.9)	(93.9)
Foreign currency and other	(22.0)	—	—	(3.5)	(2.5)	(28.0)
Net book value, December 31, 2023	$1,421.8	$9.5	$0.4	$25.5	$48.3	$1,505.5
For the three months ended June 30, 2024 and 2023, we recognized amortization expense related to acquired intangible assets of $2.9 million and $4.2 million, respectively. For the six months ended June 30, 2024 and 2023, we recognized amortization expense related to acquired intangible assets of $5.9 million and $8.4 million, respectively. Amortization expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.
As of June 30, 2024, intangible asset amortization expense is expected to be incurred for the periods presented as follows (in millions):

Remainder of 2024	$6.8
2025	11.4
2026	11.4
2027	10.9
2028	9.0
Thereafter	18.5
Total	$68.0

Note 9. Investments
Investment in Full Swing
We have an ownership interest of less than 20.0% in Full Swing Golf Holdings, LLC (“Full Swing”), owners of multi-sport indoor virtualization and simulation technology. The investment is accounted for at cost less impairments, and adjusted for observable changes in fair value. At both June 30, 2024 and December 31, 2023, the carrying value of our investment in Full Swing was $9.3 million, and is included in other assets, net on our condensed consolidated balance sheets.
During the three months ended June 30, 2024, we received a $4.1 million dividend distribution from Full Swing, which is included in other income on our condensed consolidated statement of operations.
Investment in Five Iron Golf
We have an ownership interest of less than 20.0% in preferred shares of The Range NYC, LLC (“Five Iron Golf”), an urban indoor golf experience company which hosts a golf simulation technology and serves food and beverage. The investment is accounted for at cost less impairments, and is adjusted for observable changes in fair value. At both June 30, 2024 and December 31, 2023, the carrying value of our investment in Five Iron Golf was $32.4 million, and is included in other assets, net on our condensed consolidated balance sheets.

Note 10. Selected Financial Data
Selected financial data as of the dates presented below is as follows (in millions, except useful life data):

		June 30, 2024	December 31, 2023
Inventories:
Finished goods		$493.2	$623.1
Work in process		0.8	1.4
Raw materials		146.5	163.7
Food and beverage		6.6	6.2
		$647.1	$794.4

		June 30, 2024	December 31, 2023
Other current assets:
Credit card receivables		$47.7	$76.9
Sales return reserve cost recovery asset		40.2	25.7
VAT/Sales tax receivable		7.0	6.6
Income tax receivable		10.6	1.6
Leasing receivables		34.2	26.9
Hedging contract receivables		19.3	5.4
Other		39.4	40.0
		$198.4	$183.1

	Estimated Useful Life	June 30, 2024	December 31, 2023
Property, plant and equipment, net:
Land		$190.0	$185.2
Buildings and leasehold improvements	3 - 40 years	1,721.3	1,603.9
Machinery and equipment	2 - 10 years	302.6	289.8
Furniture, computer hardware and equipment	3 - 5 years	401.3	380.0
Internal-use software	3 - 5 years	139.7	136.2
Production molds	2 - 5 years	10.9	10.0
Construction-in-process		189.4	210.3
		2,955.2	2,815.4
Less: Accumulated depreciation		770.2	658.9
		$2,185.0	$2,156.5
Depreciation expense is recognized in cost of products, other venue expenses, research and development expenses, and selling, general and administrative expenses on the condensed consolidated statement of operations, consistent with the use of the underlying asset. For the three months ended June 30, 2024 and 2023, we recorded total depreciation expense of $62.9 million and $54.4 million, respectively, in our condensed consolidated statements of operations. For the six months ended June 30, 2024 and 2023, we recorded total depreciation expense of $125.3 million and $106.3 million, respectively, in our condensed consolidated statements of operations.

(in millions)	June 30, 2024	December 31, 2023
Accounts payable and accrued expenses:
Accounts payable	$116.4	$130.7
Accrued expenses	196.8	202.1
Accrued inventory	124.6	147.7
	$437.8	$480.5

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
We recorded an income tax benefit of $9.7 million and $45.8 million for the three months ended June 30, 2024 and 2023, respectively. As a percentage of pre-tax income, our effective tax rate was (18.5)% and (64.0)% for the three months ended June 30, 2024 and 2023, respectively. In the three months ended June 30, 2024, the primary difference between the statutory rate and the effective rate is due to forecasted U.S. tax credits we have accrued year to date. In the three months ended June 30, 2023, the primary difference between the statutory rate and the effective rate relates to the release of valuation allowances on our deferred tax assets.
We recorded an income tax benefit of $4.7 million and $50.0 million for the six months ended June 30, 2024 and 2023, respectively. As a percentage of pre-tax income, our effective tax rate was (7.4)% and (54.1)% for the six months ended June 30, 2024 and 2023, respectively. In the six months ended June 30, 2024, the primary difference between the statutory rate and the effective rate is due to forecasted U.S. tax credits we have accrued year to date. In the six months ended June 30, 2023, the primary difference between the statutory rate and the effective rate relates to the release of valuation allowances on our deferred tax assets.
As of June 30, 2024, the gross liability for income taxes associated with uncertain tax positions was $29.7 million. Of this amount, $17.0 million would benefit our condensed consolidated financial statements and effective income tax rate if favorably settled. We recognize interest and penalties related to income tax matters in income tax expense.
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

As of June 30, 2024, the minimum obligation we are required to pay under these agreements over the next five years and thereafter is as follows (in millions):

Remainder of 2024	$38.2
2025	45.7
2026	27.0
2027	14.4
2028	1.9
Thereafter	5.3
Total	$132.5
Other Contingent Contractual Obligations
During the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite and the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our condensed consolidated financial statements. Except as otherwise included under the heading “Commitments” above and in Note 5 to these condensed consolidated financial statements, the fair value of indemnities, commitments and guarantees that we issued during the six months ended, and as of, June 30, 2024, were not material to our financial position, results of operations, or cash flows.
Note 13. Share-Based Compensation
Share-Based Awards Granted
We granted the following awards under our stock compensation plans during the periods presented (in millions, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
Restricted stock units	0.1	$15.32	0.1	$19.26	1.1	$13.53	0.7	$22.96
Performance based restricted share unit awards(1)	—	$—	—	$—	1.0	$19.01	0.6	$36.58
Total	0.1		0.1		2.1		1.3

(1) Weighted-average grant date fair value per share determined using Monte-Carlo valuation method.

Share-Based Compensation Expense
Share-based compensation expense by award-type, net of estimated forfeitures, recognized in the condensed consolidated statement of operations for the periods presented was (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$—	$0.2	$—	$0.3
Restricted stock units	3.4	4.9	8.2	9.5
Restricted stock awards	—	0.1	—	0.3
Performance based restricted share unit awards	3.6	7.2	11.9	14.7
Cash-settled restricted stock	—	—	1.1	—
Share-based compensation expense, before tax	7.0	12.4	21.2	24.8
Income tax benefit	(1.7)	(3.0)	(5.1)	(6.0)
Share-based compensation expense, after tax	$5.3	$9.4	$16.1	$18.8
Share-based compensation, net of estimated forfeitures, recognized in the condensed consolidated statement of operations for the periods presented was (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of products	$0.4	$0.5	$0.9	$0.9
Selling, general and administrative expense	6.5	11.0	18.9	21.8
Research and development expense	(0.1)	0.1	0.4	0.6
Other venue expense	0.2	0.8	1.0	1.5
Share-based compensation expense, before tax	7.0	12.4	21.2	24.8
Income tax benefit	(1.7)	(3.0)	(5.1)	(6.0)
Share-based compensation expense, after tax	$5.3	$9.4	$16.1	$18.8
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
The carrying amounts of cash and cash equivalents, money market funds, accounts receivable, accounts payable and accrued expenses and certain other short-term liabilities approximate fair value due to their high liquidity and short-term nature, and are therefore categorized within Level 1 of the fair value hierarchy. Our money market funds accrue dividends, which are reinvested in the funds, and are reflected in the carrying values of the funds. As of June 30, 2024 and December 31, 2023, the carrying value of our money market funds was $148.4 million and $196.5 million, respectively, which is included in cash and cash equivalents on our condensed consolidated balance sheets.
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

The following table summarizes the valuation of our foreign currency forward contracts and interest rate hedge agreements (see Note 15) that are measured at fair value on a recurring basis, and are classified within Level 2 of the fair value hierarchy as of the periods presented (in millions):

Level 2 Fair Value
June 30, 2024
Foreign currency forward contracts—asset position	$13.0
Foreign currency forward contracts—liability position	(1.1)
Interest rate hedge agreements—asset position	11.1
$23.0
December 31, 2023
Foreign currency forward contracts—asset position	$0.2
Foreign currency forward contracts—liability position	(4.5)
Interest rate hedge agreements—asset position	5.2
Interest rate hedge agreements—liability position	(2.6)
$(1.7)
There were no transfers of financial instruments between the levels of the fair value hierarchy during the three and six months ended June 30, 2024 and 2023.
Disclosures about the Fair Value of Financial Instruments
The table below presents information about the fair value of our financial assets and liabilities, and is provided for comparative purposes only relative to the carrying values recognized in the condensed consolidated balance sheets as of the periods presented (in millions):

		June 30, 2024		December 31, 2023
	Measurement Level	Carrying Value	Fair Value	Carrying Value	Fair Value
2023 U.S. ABL Credit Facility	Level 2	$20.2	$20.2	$26.3	$26.3
2022 Japan ABL Credit Facility	Level 2	$24.9	$24.9	$28.4	$28.4
2023 Term Loan B	Level 2	$1,184.4	$1,188.1	$1,240.6	$1,242.2
Convertible Notes	Level 2	$258.3	$287.4	$258.3	$277.0
Equipment Notes	Level 2	$15.0	$13.2	$19.2	$17.0
Mortgage Loans	Level 2	$44.6	$52.2	$45.4	$54.8
Non-recurring Fair Value Measurements
We measure certain long-lived assets, goodwill, non-amortizing intangible assets and investments at fair value on a non-recurring basis, at least annually or more frequently if impairment indicators are present. These assets are written down to fair value when they are classified as held for sale or determined to be impaired. During the three and six months ended June 30, 2024, we recognized a $3.4 million impairment loss related to the abandonment of our Shankstars online digital game in our Topgolf segment, which is included within research and development expense within our condensed consolidated statement of operations.
During the three months ended June 30, 2024, we performed an assessment of retail locations of our Jack Wolfskin business in connection with our restructuring and reorganization initiatives within our Active Lifestyle segment (see Note 18). During this assessment, we determined that certain operating ROU and fixed assets related to certain retail stores may not be fully recoverable based on the estimated cash flows for these stores over the remaining lease terms and asset lives. As a result, we recognized $2.9 million in impairment losses in selling, general and administrative expense within our condensed consolidated statement of operations related to the reduction of the carrying values of these assets to their fair values, which are categorized within Level 3 of the fair value hierarchy.
We did not recognize any impairments during the three and six months ended June 30, 2023.

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
The following table summarizes the fair value of our derivative instruments as well as the location of the asset and/or liability on the condensed consolidated balance sheets as of the periods presented below (in millions):

	Balance Sheet Location	Fair Value of Asset Derivatives
		June 30, 2024	December 31, 2023
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$4.5	$—
Interest rate swap contract	Other current assets	6.3	5.2
Interest rate swap contract	Other assets, net	4.8	—
Total		$15.6	$5.2

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	8.5	0.2
Total asset position		$24.1	$5.4

	Balance Sheet Location	Fair Value of Liability Derivatives
		June 30, 2024	December 31, 2023
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0.4	$—
Interest rate swap contracts	Other long-term liabilities	$—	$2.6
		$0.4	$2.6
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	0.7	4.5
Total liability position		$1.1	$7.1
Our derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although we have the legal right of offset under the master netting agreements, we have elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying condensed consolidated balance sheets as of June 30, 2024 and consolidated balance sheets as of December 31, 2023.

Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
We use foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate our foreign currency exposure from intercompany sales of inventory and intercompany expense reimbursements to our foreign subsidiaries. These contracts generally mature within 12 months to 15 months from their inception. As of June 30, 2024, the notional amounts of our foreign currency forward contracts designated as cash flow hedge instruments was $49.0 million. As of December 31, 2023, there were no notional amounts on our foreign currency contracts designated as cash flow hedging instruments.
Interest Rate Swap Contract
We use interest rate swaps designated as a cash flow hedge to mitigate the risk of changes in interest rates associated with our variable-rate long-term debt. As part of our debt modification in March 2023, we entered into a termination agreement to unwind an existing interest rate swap. As a result of the termination, we received proceeds of $5.6 million, of which $1.7 million and $3.2 million were included in accumulated other comprehensive loss as of June 30, 2024 and December 31, 2023, respectively, and will be amortized into interest expense over the remaining term of the contract.
In April 2023, we entered into interest rate swaps designated as cash flow hedges in order to mitigate the risk of interest rate fluctuations associated with our 2023 Term Loan B as well as any of our other variable-rate debt. Over the life of the 2023 Term Loan B, we will receive variable interest payments from the counterparty lenders in exchange for our fixed interest rate payments which are made at a weighted average rate of 3.36% across our interest rate swap contracts, without exchange of the underlying notional amount, which was $400.0 million as of both June 30, 2024 and December 31, 2023.
The following tables summarize the net effect of all cash flow hedges for each of our derivative contracts on the condensed consolidated financial statements for the periods presented (in millions):

	Gain Recognized in Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2024	2023	2024	2023
Foreign currency forward contracts	$2.4	$4.7	$7.2	$7.1
Interest rate swap contracts	3.3	10.8	12.5	9.9
	$5.7	$15.5	$19.7	$17.0

		Gain Reclassified from Other Comprehensive Income into Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	Statement of Operations Location	2024	2023	2024	2023
Foreign currency forward contracts	Cost of Products	$2.4	$1.1	$3.7	$2.4
Interest rate swap contracts	Interest Expense	2.8	1.9	5.5	2.8
		$5.2	$3.0	$9.2	$5.2
For the three and six months ended June 30, 2024, $0.9 million and $1.8 million, respectively, of net gains related to the amortization of forward points were released from accumulated other comprehensive income and recognized in cost of products. Based on the current valuation of our foreign currency forward contracts, we expect to release net gains of $3.9 million related to our foreign currency forward contracts from accumulated other comprehensive income into earnings over the course of the next 12 months.

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
We use foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate the exposure to fluctuations in foreign currency exchange rates due to the remeasurement of certain balance sheet payables and receivables denominated in foreign currencies, as well as gains and losses resulting from the translation of the operating results of our international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from inception. As of June 30, 2024 and December 31, 2023, the notional amounts of our foreign currency forward contracts used to mitigate the exposures discussed above were approximately $389.4 million and $209.4 million, respectively.
The following table summarizes the location of net gains for each type of our derivative contracts recognized in the condensed consolidated statements of operations for the periods presented (in millions):

	Location of Net Gain Recognized in Income on Derivative Instruments	Net Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Foreign currency forward contracts	Other income, net	$11.6	$15.2	$29.2	$18.1
During the three months ended June 30, 2024 and 2023, we recognized net foreign currency transaction losses of $7.2 million and $8.5 million, respectively, in other income (expense), net. During the six months ended June 30, 2024 and 2023, we recognized net foreign currency transaction losses of $18.6 million and $11.0 million, respectively, in other income (expense), net.
Note 16. Accumulated Other Comprehensive Income (Loss)
The following table details amounts reclassified from accumulated other comprehensive income (loss) and foreign currency translation adjustments for the three and six months ended June 30, 2024 (in millions):

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, March 31, 2024 , after tax	$15.7	$(67.8)	$(52.1)
Change in derivative instruments	5.7	—	5.7
Net gains reclassified to cost of products	(2.4)	—	(2.4)
Net gains reclassified to interest expense	(2.8)	—	(2.8)
Income tax impact on derivative instruments	2.1	—	2.1
Cumulative foreign currency translation adjustments reclassified into other income upon dissolution of foreign subsidiary	—	3.4	3.4
Foreign currency translation adjustments	—	(3.5)	(3.5)
Accumulated other comprehensive loss, June 30, 2024, after tax	$18.3	$(67.9)	$(49.6)

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, December 31, 2023, after tax	$6.1	$(53.6)	$(47.5)
Change in derivative instruments	19.7	—	19.7
Net gains reclassified to cost of products	(3.7)	—	(3.7)
Net gains reclassified to interest expense	(5.5)	—	(5.5)
Income tax impact on derivative instruments	1.7	—	1.7
Cumulative foreign currency translation adjustments reclassified into other income upon dissolution of foreign subsidiary	—	3.4	3.4
Foreign currency translation adjustments	—	(17.7)	(17.7)
Accumulated other comprehensive loss, June 30, 2024, after tax	$18.3	$(67.9)	$(49.6)

Note 17. Segment Information
We have three operating and reportable segments:
•Topgolf, which is primarily comprised of service revenues and expenses from our Company-operated Topgolf venues, Toptracer ball-flight tracking technology, and WGT digital golf game;
•Golf Equipment, which is comprised of product revenues and expenses that encompass golf club and golf ball products, including Callaway Golf-branded woods, hybrids, irons, wedges, and packaged sets, Odyssey putters, Callaway Golf and Strata-branded golf balls and sales of pre-owned golf clubs; and
•Active Lifestyle, which is comprised of product revenues and expenses for the Jack Wolfskin outdoor apparel, gear and accessories business, the TravisMathew golf and lifestyle apparel and accessories business, the Callaway soft goods business and the OGIO business, which consists of golf apparel and accessories (including golf bags), and storage gear for sport and personal use. This segment also includes royalties from licensing of our trademarks and service marks for various soft goods products.
There were no significant intersegment transactions during the three and six months ended June 30, 2024 or 2023.
The following table contains information utilized by management to evaluate our operating segments for the interim periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues:
Topgolf	$494.4	$470.8	$917.2	$874.3
Golf Equipment	413.8	451.0	863.7	894.7
Active Lifestyle	249.6	257.9	521.1	578.1
Total net revenues	$1,157.8	$1,179.7	$2,302.0	$2,347.1

Segment operating income:
Topgolf	$56.1	$44.0	$59.0	$46.8
Golf Equipment	77.4	96.4	159.5	178.0
Active Lifestyle	14.7	19.5	39.4	56.8
Total segment operating income	148.2	159.9	257.9	281.6
Reconciling items(1)	(45.2)	(43.9)	(88.0)	(85.1)
Total operating income	103.0	116.0	169.9	196.5
Interest expense, net	(57.0)	(51.7)	(115.8)	(101.3)
Other income, net	6.4	7.3	9.8	(2.8)
Total income before income taxes	$52.4	$71.6	$63.9	$92.4

Additions to property, plant, and equipment:
Topgolf (2)	$65.6	$123.3	$129.7	$256.5
Golf Equipment	2.4	7.9	3.8	11.3
Active Lifestyle	8.6	2.1	12.3	5.5
Corporate	6.7	23.4	12.5	37.6
Total additions to long-lived assets	$83.3	$156.7	$158.3	$310.9

(1) Reconciling items include corporate general and administrative expenses not utilized by management in determining segment profitability, including the amortization of acquired intangible assets, other non-recurring costs associated with our debt modifications, restructuring, integration of new IT systems stemming from acquisitions, and cybersecurity costs.

(2) Amounts for the six months ended June 30, 2024 include property, plant and equipment in connection with the acquisition of BigShots (see Note 3.)

Note 18. Restructuring
During 2023, we initiated a reorganization and restructuring plan in order to improve the organizational structure of and increase operational efficiencies for certain businesses and functions within our Active Lifestyle and Topgolf operating segments. In connection with the restructuring plan, we have incurred costs for employee termination benefits, legal fees and other costs associated with the exit of certain leased facilities and disposal of property, plant and equipment (“PP&E”). We expect to incur approximately $35.0 million to $40.0 million in costs associated with the restructuring plan, which we expect to complete by the fourth quarter of 2024.
The following table summarizes costs related to the restructuring plan recognized within cost of products, selling, general and administrative expenses, and research and development expenses in the condensed consolidated statement of operations for the periods presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Employee termination & severance	$7.1	$2.8	$7.1	$2.8
PP&E and lease disposal costs	3.6	0.3	3.6	0.3
Legal & other	1.0	—	1.1	—
Total Restructuring	$11.7	$3.1	$11.8	$3.1

The following table summarizes the restructuring liability that is included in accounts payable and accrued expenses, accrued employee compensation and benefits, and other current liabilities on the condensed consolidated balance sheet as of the periods presented below (in millions):

	Employee Termination costs	PP&E disposals and lease termination costs	Legal & Other costs	Total

Balance at December 31, 2023	$3.2	$—	$0.8	$4.0
Additions	7.5	3.6	1.1	12.2
Payments	(2.4)	(0.1)	(1.1)	(3.6)
Non-Cash Adjustments	(0.5)	(2.9)	(0.4)	(3.8)
Balance at June 30, 2024	$7.8	$0.6	$0.4	$8.8
Additions to the restructuring liability during the period represent additional identified costs and obligations as part of the ongoing restructuring plan associated with our Jack Wolfskin business in our Active Lifestyle segment.

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
Topgolf
Our Topgolf operating segment is primarily comprised of Company-operated domestic and international Topgolf venues, which are equipped with technology-enabled hitting bays, multiple bars, dining areas and event spaces. Our Company-operated venues also offer advertising partnerships to corporate sponsors to feature their names and logos at Topgolf venues and on other media platforms. Revenue from Company-operated venues is primarily derived from the sale of food and beverage, gameplay, and events. As of June 30, 2024, we had 96 Company-owned and operated venues, including 90 Topgolf venues and two Company-owned BigShots venues, throughout the United States, and four Company-operated venues in the United Kingdom. In addition to our Company-operated venues, we also have five international franchised Topgolf venues from which we receive royalties.

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

Current Economic Conditions
Macroeconomic Factors
Our products and services are considered to be non-essential items and are therefore discretionary purchases for consumers. As a result, the demand for our products and services is highly sensitive to unfavorable macroeconomic conditions. Such unfavorable conditions could result in a decline in general consumer and corporate discretionary spending and as such, demand for our products and services may decline. While we generally try to mitigate the impact of such macroeconomic factors by closely monitoring changes in consumer retail spending behavior and through the implementation of various strategic initiatives, the continued fluctuation of these trends may have an adverse impact on our operating results depending on the severity and length of the changes.
Foreign Currency
A significant portion of our business is conducted outside of the United States in currencies other than the U.S. dollar. Therefore, we enter into foreign currency forward contracts to mitigate the effects that changes in foreign currency rates may have on our financial results. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency rates in the short-term, they do not eliminate those effects, which can be significant, and they do not mitigate their effects over the long-term. These effects include (i) the translation and remeasurement of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies and (iii) the mark-to-market adjustments of our foreign currency forward contracts. In general, our overall financial results are affected positively by a weaker U.S. dollar and negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. For the three and six months ended June 30, 2024, foreign currency fluctuations had an unfavorable impact of $10.8 million and $18.6 million on international net revenues, respectively.

Results of Operations
Net Revenues
Net revenues by operating segment for the periods presented below were as follows (in millions, except percentages):

	Three Months Ended June 30,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2023	Six Months Ended June 30,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2023
	2024	2023	Dollars	Percent	Percent	2024	2023	Dollars	Percent	Percent
Net revenues:
Topgolf	$494.4	$470.8	$23.6	5.0%	5.0%	$917.2	$874.3	$42.9	4.9%	4.8%
Golf Equipment	413.8	451.0	(37.2)	(8.2)%	(6.7)%	863.7	894.7	(31.0)	(3.5)%	(2.0)%
Active Lifestyle	249.6	257.9	(8.3)	(3.2)%	(1.7)%	521.1	578.1	(57.0)	(9.9)%	(8.7)%
Total net revenues	$1,157.8	$1,179.7	$(21.9)	(1.9)%	(0.9)%	$2,302.0	$2,347.1	$(45.1)	(1.9)%	(1.1)%
Net revenues for the three and six months ended June 30, 2024 decreased $21.9 million or 1.9% (0.9% on a constant currency basis), and $45.1 million or 1.9% (1.1% on a constant currency basis), respectively, as compared to the three and six months ended June 30, 2023.

The $21.9 million (1.9%) decrease in net revenues for the three months ended June 30, 2024 was primarily related to lower sales in our Golf Equipment and Active Lifestyle segments, partially offset by revenue growth in our Topgolf operating segment. The decrease in our Golf Equipment operating segment was primarily due to a planned shift in product launch timing from the first half of 2024 to the second half combined with softer market conditions particularly in Korea. The decrease in our Active Lifestyle segment was primarily due to lower sales of Jack Wolfskin products due to a decline in wholesale revenue resulting from higher field inventories. These decreases were partially offset by increases in our Topgolf segment related to the addition of new owned and operated Topgolf venues combined with wholesale and retail growth in the TravisMathew business. During the three months ended June 30, 2024, fluctuations in foreign currencies had an unfavorable impact of $10.8 million on net revenues.
The $45.1 million (1.9%) decrease in net revenues for the six months ended June 30, 2024 was primarily related to lower sales in our Active Lifestyle and Golf Equipment segments, partially offset by an increase in our Topgolf segment. The decrease in our Active Lifestyle segment was primarily due to a decline in sales of Callaway branded soft goods and Jack Wolfskin apparel products due to a decline in wholesale revenue resulting from higher field inventories and a decline in sales of TravisMathew products due to a corporate channel sell-in during the first quarter of 2023, which did not recur in 2024. The decrease in our Golf Equipment segment was primarily due to a planned shift in product launch timing from the first half of 2024 to the second half. These decreases were partially offset by growth in our Topgolf segment due to the addition of new owned and operated Topgolf venues. During the six months ended June 30, 2024, fluctuations in foreign currencies had an unfavorable impact of $18.6 million on net revenues.
Net revenues by major geographic region for the periods presented below were as follows (in millions, except percentages):

	Three Months Ended June 30,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2023	Six Months Ended June 30,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2023
	2024	2023	Dollars	Percent	Percent	2024	2023	Dollars	Percent	Percent
Net revenues:
United States	$891.3	$886.7	$4.6	0.5%	0.5%	$1,720.3	$1,697.8	$22.5	1.3%	1.3%
Europe	114.1	120.2	(6.1)	(5.1)%	(4.7)%	255.5	273.8	(18.3)	(6.7)%	(7.8)%
Asia	109.1	128.2	(19.1)	(14.9)%	(7.3)%	236.7	288.4	(51.7)	(17.9)%	(10.8)%
Rest of World	43.3	44.6	(1.3)	(2.9)%	(1.3)%	89.5	87.1	2.4	2.8%	4.1%
Total net revenues	$1,157.8	$1,179.7	$(21.9)	(1.9)%	(0.9)%	$2,302.0	$2,347.1	$(45.1)	(1.9)%	(1.1)%
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
United States
During the three and six months ended June 30, 2024, net revenues in the United States increased $4.6 million (0.5%) and $22.5 million (1.3%), respectively, compared to the three and six months ended June 30, 2023.
The $4.6 million (0.5%) increase for the three months ended June 30, 2024 was primarily due to incremental revenues from the addition of new owned and operated Topgolf venues as well as retail and wholesale growth in the TravisMathew business. These increases were partially offset by a decline in same venue sales at Topgolf primarily resulting from softer than anticipated foot traffic combined with a decrease in golf club sales as discussed above.
The $22.5 million (1.3%) increase for the six months ended June 30, 2024 was primarily due to incremental revenues from the addition of new owned and operated Topgolf venues, partially offset by a decline in same venue sales at Topgolf primarily resulting from softer than anticipated foot traffic combined with a decline in the Active Lifestyle segment related to lower wholesale sales at TravisMathew due to a distributor sell-in during the first quarter of 2023 which did not recur in 2024.

Europe
During the three and six months ended June 30, 2024, net revenues in Europe decreased $6.1 million (5.1%) and $18.3 million (6.7%), respectively, compared to the three and six months ended June 30, 2023.
The $6.1 million decrease for the three months ended June 30, 2024 was primarily due to lower golf club sales as discussed above combined with a decline in Jack Wolfskin sales, primarily in the wholesale channel.
The $18.3 million decrease for the six months ended June 30, 2024 was primarily due a decline in Jack Wolfskin sales, primarily in the wholesale channel.
Asia
During the three and six months ended June 30, 2024, net revenues in Asia decreased $19.1 million (14.9%) and $51.7 million (17.9%) compared to the three and six months ended June 30, 2023, due to soft market conditions in the golf equipment and apparel markets primarily in Korea, combined with unfavorable foreign currency impacts primarily in Japan.
Rest of World
During the three and six months ended June 30, 2024, net revenues in Rest of World decreased by $1.3 million (2.9%) and increased by $2.4 million (2.8%), respectively, compared to the three and six months ended June 30, 2023.
The $1.3 million decrease during the three months ended June 30, 2024 was primarily due to decreases in golf club sales in Canada and Australia, combined with unfavorable foreign currency impacts.
The $2.4 million increase during the six months ended June 30, 2024 was primarily driven by Golf Equipment and Active Lifestyle product sales in Canada and Australia, partially offset by unfavorable foreign currency impacts.
Foreign Currency
For the three and six months ended June 30, 2024, foreign currency exchange rates had an unfavorable impact of $10.8 million and $18.6 million, respectively, on international net revenues.
Costs and Expenses (in millions, except percentages)

	Three Months Ended June 30,		Growth/(Decline)		Six Months Ended June 30,		Growth/(Decline)
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Costs and expenses:
Cost of products	$375.4	$387.9	$(12.5)	(3.2)%	$788.3	$829.9	$(41.6)	(5.0)%
Cost of services, excluding depreciation and amortization	50.7	51.4	(0.7)	(1.4)%	92.3	95.8	(3.5)	(3.7)%
Other venue expense	339.4	317.1	22.3	7.0%	662.8	622.6	40.2	6.5%
Selling, general and administrative expense	259.5	279.6	(20.1)	(7.2)%	532.5	548.1	(15.6)	(2.8)%
Research and development expense	27.0	22.0	5.0	22.7%	50.2	44.8	5.4	12.1%
Venue pre-opening costs	2.8	5.7	(2.9)	(50.9)%	6.0	9.4	(3.4)	(36.2)%
Total costs and expenses	$1,054.8	$1,063.7	$(8.9)	(0.8)%	$2,132.1	$2,150.6	$(18.5)	(0.9)%

Cost of Products
Cost of products is variable in nature and fluctuates relative to sales volumes. Cost of products includes raw materials and component costs, direct labor and manufacturing overhead, inbound freight, duties and shipping charges, and retail merchandise costs for products sold in retail shops within Topgolf venue facilities. During the three and six months ended June 30, 2024, cost of products decreased $12.5 million (3.2%) and $41.6 million (5.0%), respectively, compared to the three and six months ended June 30, 2023, respectively. The decreases were primarily due to decreased sales in our Golf Equipment and Active Lifestyle operating segments.
Cost of Services, excluding Depreciation and Amortization
Cost of services, excluding depreciation and amortization (“cost of services”), includes the cost of food and beverages sold in our Topgolf venues as well as certain costs associated with our Toptracer ball-flight tracking technology, Swing Suite indoor multi-sport simulators and the WGT digital golf game. During the three and six months ended June 30, 2024, cost of services decreased $0.7 million (1.4%) and $3.5 million (3.7%), respectively, compared to the three and six months ended June 30, 2023, primarily due to lower cost of food and beverage combined with a favorable shift in revenue mix in 2024.
Other Venue Expense
Other venue expenses primarily consist of depreciation and amortization, venue employee costs, rent, utilities, marketing and other costs associated with Topgolf venues. During the three and six months ended June 30, 2024, other venue expenses increased $22.3 million (7.0%) and $40.2 million (6.5%), respectively, compared to the three and six months ended June 30, 2023, primarily due to the addition of new Company owned and operated Topgolf venues since June 30, 2023, partially offset by operational efficiencies in the venues.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expenses primarily consist of non-venue employee costs, advertising and promotional expense, legal and professional fees, tour expenses, travel expenses, building and rent expenses, depreciation charges (excluding those related to manufacturing, distribution, and venue operations), amortization, and other miscellaneous expenses. During the three and six months ended June 30, 2024, SG&A expenses decreased $20.1 million (7.2%) and $15.6 million (2.8%), respectively, compared to the three and six months ended June 30, 2023.
The $20.1 million decrease for the three months ended June 30, 2024 was primarily related to lower employee costs related to restructuring and reorganization initiatives in our Topgolf and Active Lifestyle operating segments that occurred during the fourth quarter of 2023, in addition to decreases in selling and marketing costs related to ambassador endorsements and performance bonuses which did not recur. These decreases were partially offset by increases in computer software and IT costs related to software licenses and costs incurred for the implementation of new computer software in addition to costs incurred for cybersecurity.
The $15.6 million decrease for the six months ended June 30, 2024 was primarily related to lower employee costs due to restructuring and reorganization initiatives in our Topgolf operating segment that occurred during the fourth quarter of 2023, in addition to decreases in selling and marketing costs related to ambassador endorsements and performance bonuses, television and digital advertising and promotional expenditures. These decreases were partially offset by increases in computer software and IT costs related to software licenses and costs incurred for the implementation of new computer software in addition to costs incurred for cybersecurity.
Research and Development Expense
Research and development expenses are comprised of costs to design, develop, test or improve our products and technology, and primarily include employee costs of personnel engaged in research and development activities, research costs and depreciation expense. During the three and six months ended June 30, 2024, research and development expenses increased $5.0 million (22.7%) and $5.4 million (12.1%), respectively, compared to the three and six months ended June 30, 2023, primarily driven by asset impairment charges related to the abandonment of the Shankstars media game, in addition to higher employee costs related to restructuring and severance costs.

Venue Pre-Opening Costs
Venue pre-opening costs are primarily related to the costs associated with activities prior to the opening of new Company-operated Topgolf venues, and consist of, but are not limited to, labor, rent and occupancy costs, and travel and marketing expenses. These costs fluctuate based on the planned timing, size and location of new venues. During the three and six months ended June 30, 2024, venue pre-opening costs decreased $2.9 million (50.9%) and $3.4 million (36.2%), respectively, compared to the three and six months ended June 30, 2023 due to fewer planned venue openings in 2024.
Other Income and Expense (in millions, except percentages)

	Three Months Ended June 30,		Growth/(Decline)		Six Months Ended June 30,		Net Change
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Other income and expenses:
Interest expense, net	$(57.0)	$(51.7)	$(5.3)	10.3%	$(115.8)	$(101.3)	$(14.5)	14.3%
Other income (expense), net	6.4	7.3	(0.9)	(12.3)%	9.8	(2.8)	12.6	(450.0)%
Total other expense, net	$(50.6)	$(44.4)	$(6.2)	14.0%	$(106.0)	$(104.1)	$(1.9)	1.8%
Interest expense, net increased $5.3 million (10.3%) and $14.5 million (14.3%) during the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, primarily due to an increase in venue financing interest as the result of the addition of new Topgolf venues, partially offset by decreased interest expense on our term loans as a result of the debt repricing that took place during the first quarter of 2024.
Other income, net decreased $0.9 million (12.3%) during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to a combined increase in net losses from foreign currency transactions and hedging contracts, partially offset by the receipt of a dividend from our investment in Full Swing.
Other income, net increased $12.6 million (450.0%) during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a decrease in losses related to the 2023 refinancing of our long-term debt, combined with the receipt of a dividend from our investment in Full Swing investment, and a net increase in gains related to hedging contracts and foreign currency transactions.
Income Taxes
Income taxes decreased $36.1 million to an income tax benefit of $9.7 million for the three months ended June 30, 2024, compared to an income tax benefit of $45.8 million for the three months ended June 30, 2023. As a percentage of pre-tax income, our effective tax rate for the three months ended June 30, 2024 decreased to (18.5)% compared to (64.0)% in the comparable period of 2023. Our effective tax rate for the three months ended June 30, 2024 was impacted by forecasted U.S. tax credits we have accrued year to date. Our effective tax rate for the three months ended June 30, 2023 was impacted by reversing a significant portion of the valuation allowances on our deferred tax assets and other non-recurring items. Excluding the non-recurring items and the release of valuation allowances on our deferred tax assets, our effective tax rate would have been 10.6% and 9.7% for the three months ended June 30, 2024 and 2023, respectively. For further discussion see Note 11 "Income Taxes" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Income taxes decreased $45.3 million to an income tax benefit of $4.7 million for the six months ended June 30, 2024, compared to an income tax benefit of $50.0 million for the six months ended June 30, 2023. As a percentage of pre-tax income, our effective tax rate for the six months ended June 30, 2024 decreased to (7.4)% compared to (54.1)% in the comparable period of 2023. Our effective tax rate for the six months ended June 30, 2024 was impacted by forecasted U.S. tax credits we have accrued year to date. Our effective tax rate for the six months ended June 30, 2023 was impacted by the reversal of a significant portion of the valuation allowances on our deferred tax assets and other non-recurring items. Excluding the non-recurring items and the release of valuation allowances on our deferred tax assets, our effective tax rate would have been 0.5% and 13.8% for the six months ended June 30, 2024 and 2023, respectively. For further discussion see Note 11 "Income Taxes" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Net Income, Diluted Earnings Per Share and Reconciliation of Non-GAAP Measures
The following table presents a reconciliation of our results for the three months ended June 30, 2024 and 2023 to our non-GAAP results for the same periods (in millions, except per share information):

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Net Income	Diluted earnings per share (4)	Net Income	Diluted earnings per share (4)
GAAP	$62.1	$0.32	$117.4	$0.59
Less: Non-cash amortization of acquired intangibles (1)	(2.2)	(0.01)	(3.1)	(0.01)
Less: Non-recurring items (2)	(18.8)	(0.09)	(5.9)	(0.03)
Less: Tax valuation allowance (3)	—	—	50.8	0.25
Non-GAAP	$83.1	$0.42	$75.6	$0.38
Diluted weighted-average shares outstanding		199.6		201.3

(1) Includes the amortization of acquired intangible assets, including customer and distributor relationships, reacquired distribution rights and acquired developed technology related to our merger with Topgolf, acquisitions of Jack Wolfskin, TravisMathew and OGIO, and reacquisition of distribution rights in the Korea apparel market (collectively, the “Acquisitions”). While the amortization of acquired intangible assets is excluded from our calculation of non-GAAP net income, the revenue, operating costs and acquired assets that contribute to the revenue generation for these acquired companies is reflected in our calculation of non-GAAP net income. Starting in the second quarter of 2024, the non-cash depreciation and amortization associated with purchase accounting adjustments stemming from these acquisitions is excluded from our non-GAAP adjustments. As such, prior period amounts have been recast in order to conform with the current period presentation. For the three months ended June 30, 2024 and 2023, non-cash depreciation and amortization related to these purchase accounting adjustments was $1.4 million and $2.9 million, respectively.

(2) For 2024, amounts primarily include $11.7 million of restructuring and reorganization charges in our Active Lifestyle operating segment, $3.4 million of charges related to the impairment and abandonment of the Shankstars media game in the Topgolf segment, and $1.1 million in IT integration charges including costs associated with the implementation of a new cloud based HRM system. For 2023, amounts primarily included $3.1 million in restructuring and reorganization charges in our Active Lifestyle operating segment, and $2.2 million in IT integration and implementation costs stemming from the Acquisitions.

(3) Related to the release of tax valuation allowances that were recorded in connection with the merger with Topgolf.
(4) Diluted earnings per share is calculated using the if-converted method, which excludes interest expense related to the Convertible Notes from the calculation of net income.
Net income for the three months ended June 30, 2024 decreased to $62.1 million compared to $117.4 million for the three months ended June 30, 2023. Diluted earnings per share decreased to $0.32 per share for the three months ended June 30, 2024 compared to $0.59 per share for the same period in 2023. The decrease in net income for the three months ended June 30, 2024 was primarily due to a $36.1 million decrease in the income tax benefit combined with a $13.0 million decrease in income from operations due to the net impact of decreases in net revenues and operating expenses combined with the unfavorable impact of fluctuations in foreign currencies, in addition to a $5.3 million increase in interest expense primarily related to an increase in venue financing interest. Fully diluted shares of common stock for the three months ended June 30, 2024 were 199.6 million shares compared to 201.3 million shares for the same period in 2023.
On a non-GAAP basis, excluding the items described in the table above, our net income and diluted earnings per share for the three months ended June 30, 2024 would have been $83.1 million and $0.42 per share, respectively, compared to $75.6 million and $0.38 per share, respectively, for the same period in 2023. The increase in non-GAAP net income for the three months ended June 30, 2024 was primarily due a decrease in income taxes resulting from an income tax benefit in the current year compared to an income tax provision in the prior year, partially offset by a decrease in income from operations due to the net impact of lower net revenues and operating expenses combined with the unfavorable impact of fluctuations in foreign currencies, in addition to an increase in interest expense.

The following table presents a reconciliation of our results for the six months ended June 30, 2024 and 2023 to our non-GAAP results for the same periods (in millions, except per share information):

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Net Income	Diluted earnings per share (4) (5)	Net Income	Diluted earnings per share (4) (5)
GAAP	$68.6	$0.36	$142.4	$0.72
Less: Non-cash amortization of acquired intangibles (1)	(4.4)	(0.02)	(6.4)	(0.03)
Less: Non-recurring items (2)	(24.5)	(0.12)	(16.3)	(0.08)
Less: Tax valuation allowance (3)	—	—	59.1	0.29
Non-GAAP	$97.5	$0.51	$106.0	$0.54
Diluted weighted-average shares outstanding		199.4		201.4

(1) Includes the amortization of acquired intangible assets, including customer and distributor relationships, reacquired distribution rights and acquired developed technology related to our merger with Topgolf, acquisitions of Jack Wolfskin, TravisMathew and OGIO, and reacquisition of distribution rights in the Korea apparel market (collectively, the “Acquisitions”). While the amortization of acquired intangible assets is excluded from our calculation of non-GAAP net income, the revenue, operating costs and associated acquired assets that contribute to the revenue generation associated with these acquired companies is reflected in our calculation of non-GAAP net income. Starting in the second quarter of 2024, the non-cash depreciation and amortization associated with purchase accounting adjustments stemming from these acquisitions is excluded from our non-GAAP adjustments. As such, prior period amounts have been recast in order to conform with the current period presentation. For the six months ended June 30, 2024 and 2023, non-cash depreciation and amortization related to these purchase accounting adjustments was $3.2 million and $6.7 million, respectively.

(2) For 2024, amounts primarily include $11.8 million of restructuring and reorganization charges in our Active Lifestyle operating segment, $4.7 million in charges related to our 2024 debt repricing, $3.4 million of charges related to the impairment and abandonment of the Shankstars media game in the Topgolf segment, $1.2 million in IT costs related to a 2023 cybersecurity incident, and $1.8 million in IT integration charges including costs associated with the implementation of a new cloud based HRM system. For 2023, amounts primarily included $3.1 million in restructuring and reorganization charges in our Active Lifestyle operating segment, $3.4 million in IT integration and implementation costs stemming from the Acquisitions, and $13.1 million in total charges related to our 2023 debt modification.

(3) Related to the release of tax valuation allowances that were recorded in connection with the merger with Topgolf.
(4) Diluted earnings per share is calculated using the if-converted method, which excludes interest expense related to the Convertible Notes from the calculation of net income.
(5) When aggregated, diluted earnings per share amounts may not be additive due to rounding.
Net income for the six months ended June 30, 2024 decreased to $68.6 million compared to $142.4 million for the six months ended June 30, 2023. Diluted earnings per share decreased to $0.36 per share for the six months ended June 30, 2024 compared to $0.72 per share for the same period in 2023. The decrease in GAAP net income for the six months ended June 30, 2024 was primarily due to a $45.3 million decrease in income tax benefit combined with a $26.6 million decrease in income from operations due to the net impact of lower net revenues and operating expenses combined with the unfavorable impact of fluctuations in foreign currencies, in addition to a $14.5 million increase in interest expense primarily related to venue financing interest. These decreases were partially offset by a $12.6 million increase in other income primarily due to a decrease in losses related to the 2023 refinancing of our long-term debt, combined with the receipt of a dividend from our investment in Full Swing investment. Diluted weighted-average shares outstanding for the six months ended June 30, 2024 was 199.4 million shares compared to 201.4 million shares for the same period in 2023.
On a non-GAAP basis, excluding the items described in the table above, our net income and diluted earnings per share for the six months ended June 30, 2024 would have been $97.5 million and $0.51 per share, respectively, compared to $106.0 million and $0.54 per share, respectively, for the same period in 2023. The decrease in non-GAAP net income for the six months ended June 30, 2024 was primarily due to a decrease in income from operations due to the impacts of lower revenues and operating expenses combined with the unfavorable impact of fluctuations in foreign currencies, in addition to an increase in interest expense. This decrease was partially offset by a decrease in income taxes resulting from an income tax benefit in the current year compared to an income tax provision in the prior year, in addition to an increase in other income.

Operating Segment Results for the Three and Six Months Ended June 30, 2024 and 2023 (in millions, except percentages)

	Three Months Ended June 30,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2023(1)	Six Months Ended June 30,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2023(1)
	2024	2023	Dollars	Percent	Percent	2024	2023	Dollars	Percent	Percent
Net revenues:
Venues	$473.7	$453.2	$20.5	4.5%	4.5%	$879.4	$839.9	$39.5	4.7%	4.6%
Other business lines	20.7	17.6	3.1	17.6%	17.6%	37.8	34.4	3.4	9.9%	9.6%
Topgolf	494.4	470.8	23.6	5.0%	5.0%	917.2	874.3	42.9	4.9%	4.8%
Golf clubs	310.2	340.3	(30.1)	(8.8)%	(7.0)%	656.1	691.1	(35.0)	(5.1)%	(3.4)%
Golf balls	103.6	110.7	(7.1)	(6.4)%	(5.8)%	207.6	203.6	4.0	2.0%	2.5%
Golf Equipment	413.8	451.0	(37.2)	(8.2)%	(6.7)%	863.7	894.7	(31.0)	(3.5)%	(2.0)%
Apparel	145.0	143.5	1.5	1.0%	2.9%	304.6	319.6	(15.0)	(4.7)%	(3.2)%
Gear, accessories, & other	104.6	114.4	(9.8)	(8.6)%	(7.4)%	216.5	258.5	(42.0)	(16.2)%	(15.6)%
Active Lifestyle	249.6	257.9	(8.3)	(3.2)%	(1.7)%	521.1	578.1	(57.0)	(9.9)%	(8.7)%
Total net revenues	$1,157.8	$1,179.7	$(21.9)	(1.9)%	(0.9)%	$2,302.0	$2,347.1	$(45.1)	(1.9)%	(1.1)%

Segment operating income:
Topgolf	$56.1	$44.0	$12.1	27.5%		$59.0	$46.8	$12.2	26.1%
Golf Equipment	77.4	96.4	(19.0)	(19.7)%		159.5	178.0	(18.5)	(10.4)%
Active Lifestyle	14.7	19.5	(4.8)	(24.6)%		39.4	56.8	(17.4)	(30.6)%
Total segment operating income	148.2	159.9	(11.7)	(7.3)%		257.9	281.6	(23.7)	(8.4)%
Reconciling Items(2)	(45.2)	(43.9)	(1.3)	3.0%		(88.0)	(85.1)	(2.9)	3.4%
Total operating income	103.0	116.0	(13.0)	(11.2)%		169.9	196.5	(26.6)	(13.5)%
Interest expense, net	(57.0)	(51.7)	(5.3)	10.3%		(115.8)	(101.3)	(14.5)	14.3%
Other income, net	6.4	7.3	(0.9)	(12.3)%		9.8	(2.8)	12.6	(450.0)%
Total income before income taxes	$52.4	$71.6	$(19.2)	(26.8)%		$63.9	$92.4	$(28.5)	(30.8)%

(1) Calculated by applying 2023 exchange rates to 2024 reported sales in regions outside the United States.
(2) Reconciling items include corporate general and administrative expenses not utilized by management in determining segment profitability, including non-cash amortization expense of intangible assets in connection with the acquisitions and non-recurring costs as discussed above.

Topgolf
During the three and six months ended June 30, 2024, Topgolf net revenues increased $23.6 million (5.0%) and $42.9 million (4.9%), respectively, and operating income increased $12.1 million (27.5%) and $12.2 million (26.1%), respectively, both compared to the same period in 2023. The increase in net revenues was primarily due to the continued opening of new Company-owned and operated venues since June 2023. This increase was partially offset by a decline in same venue sales due to softer traffic from both the consumer and events business. The increase in operating income was due to the increase in net revenue as discussed above combined with improved operating efficiencies.

Golf Equipment
During the three and six months ended June 30, 2024, Golf Equipment net revenues decreased $37.2 million (8.2%) and $31.0 million (3.5%), respectively, and segment operating income decreased $19.0 million (19.7%) and $18.5 million (10.4%), respectively, both compared to the same period in 2023. The decrease in net revenues was due to a planned shift in product launch timing from the first half of 2024 to the second half combined with unfavorable changes in foreign currency rates primarily in Asia. The decrease in operating income was primarily due to the decrease in net revenue as discussed above combined with a decline in gross margin resulting from higher freight expenses to meet demand. These decreases were partially offset by lower employee costs, advertising fees, and tour player and ambassador expenses.
Active Lifestyle
During the three and six months ended June 30, 2024, Active Lifestyle net revenues decreased $8.3 million (3.2%) and $57.0 million (9.9%), respectively, and operating income decreased $4.8 million (24.6%) and $17.4 million (30.6%), respectively, both compared to the same period in 2023.
The decrease in net revenues in the second quarter of 2024 was primarily driven by a decrease in sales of Jack Wolfskin soft goods due a decline in wholesale revenue resulting from higher inventory levels at retailers combined with unfavorable changes in foreign currency rates primarily in Asia, partially offset by wholesale and retail growth in the TravisMathew business. The decrease in operating income in the second quarter of 2024 was largely due to the decrease in revenue discussed above, combined with a decline in gross margin as a result of provisioning for out of season inventory in Korea and higher promotional activity in Europe, partially offset by the favorable impact of foreign currency in inventory.
The decrease in net revenues in the first six months of 2024 was primarily driven by decreases in sales of Callaway, Jack Wolfskin and TravisMathew soft goods. The decrease in Callaway sales was primarily due to softer market conditions in Korea. The decline in Jack Wolfskin sales was primarily due to a decline in wholesale revenue resulting from higher field inventories. The decrease in sales of TravisMathew soft goods was primarily due to a corporate channel sell-in during the first quarter of 2023 which, as expected, did not recur in 2024, partially offset by direct-to-consumer growth in the retail and e-commerce channels. The decrease in operating income during the first six months of 2024 was largely due to the decreases in revenue discussed above, partially offset by improved gross margin resulting from favorable channel mix and lower input costs.
Financial Condition
Our cash and cash equivalents, including restricted cash, decreased $81.7 million to $317.1 million at June 30, 2024 from $398.8 million at December 31, 2023. During the six months ended June 30, 2024, we used our cash and cash equivalents in addition to proceeds received from lease financings to fund operations, purchase capital expenditures, repurchase stock, and complete the BigShots acquisition. Additionally, during the second quarter of 2024, we made a $50.0 million partial repayment of the outstanding principal of our Term Loan B. We believe that our existing funds and existing sources of and access to capital and any future financings, as necessary, are adequate to fund our future operations. For further information related to our financing arrangements, see Note 6 “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q.
Our accounts receivable balance fluctuates throughout the year as a result of the general seasonality of our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, accounts receivable are generally the highest during the first and second quarters during the seasonal peak in the golf industry, and generally decline significantly during the third and fourth quarters as a result of an increase in cash collections combined with lower seasonal sales. Our Active Lifestyle accounts receivable balances are generally higher during the third and fourth quarters, primarily due to the seasonal concentration of sales for the Jack Wolfskin business during the fall and winter seasons. Our Topgolf venue business primarily records revenue and collects payment at point-of-sale, therefore, Topgolf’s accounts receivable balance is smaller than our other business segments and primarily consists of media partnership receivables. As of June 30, 2024, our consolidated net accounts receivable increased to $390.4 million from $200.5 million at December 31, 2023. The increase reflects the seasonality of our golf equipment sales. Net accounts receivable as of June 30, 2024 decreased $6.8 million compared to June 30, 2023, primarily due to decreased net sales.

Our inventory balance fluctuates throughout the year as a result of the general seasonality of certain operating segments within our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, the buildup of inventory generally begins during the fourth quarter and continues into the first quarter and beginning of the second quarter in order to meet increased demand during the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Active Lifestyle inventory levels start to increase during the second quarter and continue to increase into the third and fourth quarters primarily due to the seasonal nature of our Jack Wolfskin business, whose products are significantly geared towards the fall and winter seasons. Topgolf is primarily a service-based business which maintains lower inventory balances than our other business segments, primarily consisting of food and beverages as well as retail merchandise and Toptracer inventory. As of June 30, 2024, our inventory decreased $147.3 million to $647.1 million, compared to December 31, 2023, which reflects the general seasonality of our business combined with the sell-through of out-of-season inventory in our Active Lifestyle business. Our inventory decreased $192.7 million as of June 30, 2024, compared to June 30, 2023, also primarily due to inventory reduction initiatives.

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
On March 19, 2024 we entered into an amendment to the 2023 Term Loan B in order to decrease the interest rate and future interest expense on the 2023 Term Loan B and on May 31, 2024, we made an additional discretionary $50.0 million principal payment on the 2023 Term Loan B. As of June 30, 2024, we had $783.8 million in cash and availability under our credit facilities, which is an increase of $136.4 million compared to June 30, 2023. Information about our credit facilities and long-term debt is presented in Note 6 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by this reference.
As of June 30, 2024, approximately 43% of our cash was held in regions outside of the United States. We continue to maintain our indefinite reinvestment assertion with respect to most jurisdictions in which we operate because of local cash requirements to operate our business. If we were to repatriate cash to the United States outside of settling intercompany balances, we may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against our U.S. tax liability, if any. Additionally, we may need to pay certain state income taxes.

Significant Cash Obligations
We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements. The table below summarizes certain significant cash obligations as of June 30, 2024 that will affect our future liquidity (in millions).

	Payments Due By Period
	Total	Remainder of 2024	2025 - 2026	2027 - 2028	Thereafter
Long-term debt(1)	$1,505.5	$9.8	$295.0	$29.2	$1,171.5
Interest payments relating to long-term debt(2)	622.9	56.3	217.2	202.7	146.7
Finance leases, including imputed interest(3)	810.0	6.7	32.7	33.6	737.0
Operating leases, including imputed interest(4)	2,405.4	74.2	325.6	311.5	1,694.1
DLF obligations(5)	4,580.1	36.3	179.7	188.0	4,176.1
Minimum lease payments for leases signed but not yet commenced(6)	310.8	0.9	11.4	11.4	287.1
Capital commitments(7)	70.0	21.0	49.0	—	—
Unconditional purchase obligations(8)	132.5	38.2	72.7	16.3	5.3
Uncertain tax contingencies(9)	13.2	2.3	1.7	1.2	8.0
Total	$10,450.4	$245.7	$1,185.0	$793.9	$8,225.8

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

(6) Represents future minimum lease payments under lease agreements that have not yet commenced as of June 30, 2024, in relation to future Topgolf facilities. For further discussion, see Note 5 “Leases” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(7) Represents capital expenditure commitments under lease agreements for Topgolf venues under construction that have been signed as of June 30, 2024.
(8) During the normal course of business, we enter into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, and intellectual property licensing agreements pursuant to which we are required to pay royalty fees. The amounts listed above approximate the minimum purchase obligations we are obligated to pay under these agreements over the next five years and thereafter as of June 30, 2024. The actual amounts paid under some of the agreements may be higher or lower than these amounts. In addition, we also enter into unconditional purchase obligations with various vendors and suppliers of goods and services during the normal course of business through purchase orders or other documentation or that are undocumented except for an invoice. For further details, see Note 12 “Commitments & Contingencies” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(9) Amounts represent current and non-current portions of uncertain income tax positions as recorded on our Condensed Consolidated Balance Sheets as of June 30, 2024. Amounts exclude uncertain income tax positions that we would be able to offset against deferred taxes. For further discussion, see Note 11 "Income Taxes" in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our financial condition. The fair value of indemnities, commitments and guarantees that we issued during the six months ended June 30, 2024 was not material to our financial position, results of operations or cash flows.
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
Capital Expenditures
Total estimated capital expenditures, net of reimbursements by third party real estate financing partners, for the year ending December 31, 2024, are expected to be approximately $190.0 million, comprised of $60.0 million for our legacy business and $130.0 million for the Topgolf business.
Critical Accounting Estimates
For the six months ended June 30, 2024, there have been no material changes to our critical accounting estimates from the information reported in our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.
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
As part of our risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which we were exposed at June 30, 2024 through our foreign currency forward contracts.
At June 30, 2024, the estimated loss from our foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $42.8 million. We believe that such a hypothetical loss from our foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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

Interest Rate Fluctuations
We are exposed to interest rate risk from our credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 6 “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. Our long-term borrowing commitments are subject to interest rate fluctuations, which could be material to our cash flows and results of operations. In order to mitigate this risk, we enter into interest rate swap contracts as part of our interest rate risk management strategy. Information about our interest rate hedges is provided in Note 15 “Derivatives and Hedging” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on our cash flows and results of operations, we performed a sensitivity analysis as part of our risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $4.7 million over the 12-month period ended on June 30, 2024.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2024, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2024.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In May 2022, our Board of Directors authorized a $100.0 million share repurchase program (the “2022 Repurchase Program”) under which we are authorized to repurchase shares of our common stock in the open market or in private transactions, subject to our assessment of market conditions and repurchase opportunities. We will assess market conditions, buying opportunities and other factors from time to time and will make strategic repurchases as appropriate. The repurchases will be made in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other factors, and the repurchases will be made consistent with the terms of our credit facilities, which define the amount of stock that can be repurchased. The repurchase program does not require us to acquire a specific number of shares and it will remain in effect until completed or until terminated by the Board of Directors. During the second quarter of 2024, we repurchased 1.0 million shares of our common stock under the 2022 Repurchase Program at a weighted average price per share of $16.09, for a total cost of $16.1 million.
The following table summarizes our purchases during the second quarter of 2024 and includes amounts repurchased under the 2022 Repurchase Program and shares withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. Our repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended June 30, 2024
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
April 1, 2024 - April 30, 2024	1,081,366	$16.11	1,000,000	$35,528,182
May 1, 2024 - May 31, 2024	769	14.98	—	35,528,182
June 1, 2024 - June 30, 2024	486,472	15.66	—	35,528,182
Total	1,568,607	$15.98	1,000,000	$35,528,182
Other than shares repurchased under the 2022 Repurchase Program, during the second quarter of 2024, we repurchased 0.6 million shares of our common stock at an average cost per share of $15.77, for a total cost of $9.0 million, which were related to shares withheld to satisfy payroll tax withholding obligations as described above.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None

Item 5.    Other Information
During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

10.1
Second Amendment to Fifth Amended and Restated Loan and Security Agreement, dated as of July 2, 2024, by and among Topgolf Callaway Brands Corp., certain subsidiaries of Topgolf Callaway Brands Corp., the financial institutions party thereto from time to time as lenders, and Bank of America, N.A. as administrative agent and security trustee. †

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
Date: August 7, 2024