Form 10-Q
period 2024-09-30
Topgolf Callaway Brands Corp.
filed 2024-11-12
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2024, the number of shares outstanding of the Registrant’s common stock was 183,823,936.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “may,” “should,” “will,” “could,” “would,” “anticipate,” “plan,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results, performance, prospects or growth and scale opportunities including, but not limited to, statements relating to our plans to pursue a separation of our Topgolf International, Inc. (“Topgolf”) business and the anticipated benefits and other effects of the separation, the timing and method of the separation, the anticipated benefits of the separation, the expected financial and operational performance of, and future opportunities for, each of the two independent companies following the separation, the tax treatment of the separation, the leadership of each of the two independent companies following the separation, future industry and market conditions, strength and demand of our products and services, continued brand momentum, demand for golf and outdoor activities and apparel, continued investments in the business, increases in shareholder value, consumer trends and behavior, the expansion of our leadership position in off-course golf, the strength of our brands, product lines and e-commerce business, pending litigation, availability of capital under our credit facilities, the capital markets or other sources, our conservation and cost reduction efforts, future stock repurchases, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax provision, the future impact of new accounting standards, the impacts of inflation and changes in foreign exchange rates, and future prospects and growth of our businesses, including TravisMathew, LLC (“TravisMathew”), OGIO International, Inc. (“OGIO”), JW Stargazer Holding GmbH (“Jack Wolfskin”) and Topgolf. These statements are based upon current information and our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:
•certain risks and uncertainties, including changes in capital markets or economic conditions, particularly the uncertainty related to inflation, decreases in consumer demand and spending and any severe or prolonged economic downturn;
•our ability to successfully execute planned and potential transactions, including our planned separation of Topgolf, and the potential failure to realize the expected benefits of such transactions in the expected timeframes or at all;
•uncertainty in obtaining regulatory approvals in connection with the separation, including a private letter ruling from the Internal Revenue Service;
•our ability to satisfy the closing conditions to complete the separation on a timely basis, or at all;
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

Topgolf Callaway Brands Corp. Trademarks: The following marks and phrases, among others, are our trademarks: #1 Irons in Golf, #1 Putter in Golf, #1 Putter on Tour, #1 Range Technology in Golf, 2-Ball, 2-Ball Fang, 2-Ball Jailbird, 2 Ball Putter Design, 360 Carbon Chassis, 360 Face Cup, 360 Fade, 3 Deep, Ai200, Ai300, AI One Cruiser, AI Smart Face, AI Smoke, Alcatraz, Alpha Convoy, Anamatic, Apex, Apex 21, Apex Ai200, Apex Ai300, Apex CB, Apex DCB, Apex Pro, Apex Smoke, Apex TCB, Apex Ti Fusion, Apex Tour, Apex UW, APW, Arm Lock, At Home Outdoors, B21, Backstryke, Batwing, Batwing Technology, Beachside Stealth, Big Bertha, Big Bertha Alpha, Big Bertha B21, Big Bertha Diablo, Big Bertha Diablo & Horned Shield Design, Big Bertha REVA, Biggest Big Bertha, Bigshots Golf, Bigshots Golf Stylized, Big T, Black Series, Black Series I, Block Party Stylized, Bogey Free, Broomstick, Callaway, Callaway #1 Irons in Golf, Callaway Customs, Callaway Edge, Callaway Golf, Callaway Media Productions, Callaway Next, Callaway Opus, Callaway Opus Platinum, Callaway Paradym Night Mode, Callaway Reva, Callaway Superfast, Callaway Super Hybrid, Callaway Supersoft, Callaway Supersoft Splatter 360, Callaway X, Callaway XR, Capital, Catch it Clean, Cavity Back Design Pattern (X-14), CF16, - C Grind, Chev, Chev 18, Chevron Design, Chrome Soft, Chrome Soft X, Chrome Tour, Circle Patch Design, Cloud Collection, Cloud Hoodie, Cloud Polo, Cloud Waffle, Coastview, Come Play Around, Cuater, Cuater C logo, Cutwave, CXR, Cyclone Aero Shape, Dawn Patrol, Demonstrably Superior And Pleasingly Different, Destinations by TravisMathew, DFX, Diablo Forged, Diablo Octane, Diablo Tour, Distance Fitting from Callaway, Distance that Defies Convention, Divine Line, Divine Nine, Double Wide, Driver Defender, Driving the Course to Modern Golf, DSPD, Dual Force, Dual Softfast Core, Eagle, Ecoloader, Ecostride, Engage, Epic, Epic Flash, Epic Max, Epic Max LS, Epic Speed, Epic Star, ERC, E.R.C. Fusion Stylized, ERC II, ERC Soft, Exclusive Tartan Collection, Exo-Cage, Extended Season, Fairway+, Fairway14, FairwayC, Fateline, Favorite Track, Fibercloud, Fit Disc, Flash Face, Flash Face SS21, Flash Face SS22, Flexcontact, Flex Pod, Force Optimizer, Force Plate Stylized, Fore Me, Forged 455, Forged X, Friday Ponte, Frost Delay, F Stylized, FT-3, FT-5, FT9, FT-I, FT IQ, FTIZ, FT Optiforce, FT Tour, Fusetech, Fusion, Fusion Zero, Gambit Pro, GBB, GBB Epic, Gems, Golf Ball on Tee Design, Golf Fusion, Golf Nerd, Gravity Core, Great Big Bertha, Griptac, Hawk Eye, Headliner, Heater Series, Heater Series – Pure Performance, Heavenwood, Hex Aerodynamics, Hexbite, Hex Black Tour, Hex Diablo, Hex Soft, Hex Tour Soft, High Energy Core & Orbit Design, Hightail, HX, HX Diablo, Hyper Dry, Hyper Elastic Softfast Core, Hyper-Lite, Hyperlite Zero, Hyper Speed Face Cup, Hyper X, I.D. Ball, I-Mix, It’s Golf. It’s Not Golf. It’s Topgolf., IZ Power Source, Jack Wolfskin, Jack Wolfskin & Paw Design, Jailbird, Jailbird Character Head Design, Jailbird Club Head Design, Jailbird Versa Striped Club Head Design, Jailbreak, Jailbreak AI Velocity Blades, Jailbreak Speed Frame, Jaws Full Toe, JAWS MD5, Jewel Jam, Kings of Distance, Lag Putt, Leader in Modern Golf, Legacy, Life On Tour, Longer From Everywhere, Lowrider, Lowrider 2.0., Mack Daddy, Mack Daddy CB, Mack Daddy Forged, Made to Meet the Moment, Magna, Make Every Shot Your Best, MarXman, Mavrik, MD3 Milled, MD4 Tactical, Microguard, Microhinge Face Insert, Mission:Ambition, Modern Golf, Modg, More Than Just a Pretty Trace, Moveknit, Nanuk Ecosphere, Number One Putter in Golf, Ody, Odyssey, Odyssey AI One, Odyssey AI One Cruiser, Odyssey Eleven, Odyssey Seven, OG, Ogio, Ogio Aero, Ogio Alpha, Ogio Forge, Ogio Fuse, Ogio Pace, Ogio Rise, Ogio Shadow, OGIO Stylized, OGIO XIX, Opening Shot, Open to Close, Opti-Color, Opti Dry, Opti Feel, OptiFit, Opti Fit, Opti Flex, Opti Grip, OptiTherm, Opti Vent, Opus, Opus Platinum, ORG 7, ORG 14, ORG 14M, ORG 15, O Stylized, Oworks, Paradym, Paradym AI Smoke, Paradym Night Mode, Paw Design, Paw Squared Design, Playing Through, Powered by Toptracer, Power & Soft Feel for Slower Swing Speeds, Practice Green, ProType, Proven in the Wild, PT Stylized, ·R·, Rainspann, R Ball, RCH, Real Dome Technology, Real Tunnel Technology, Red Ball, Renegade, Rig 9800, Rogue ST, ROGUE Stylized, Rossie, Routeburn, Rule 35, S2H2, Scenic Vista, Scoreline Pattern in White, See the Break, Shaft Shield, Shield Design with Black Background, Shield Design with White Background, Silencer, SLED, Slice Stopper, SMALL BATCH Hand Holding Hammer Badge, Smart Face, Solaire, Speed Cartridge, Speed Frame, Speed Step, Speed Tuned, Spin Gen Face Technology, Spin Machine, Square Way, SRT, Steelhead, Steelhead XR, Step Sole, Strata, Stroke Lab, Sub Zero, Superhot, Sure-Out, Supersoft, Sustainability Hand and Leaf Design. Sweeter from Every Spot, Swing Suite, Swing Tech, Swirl Design, Swirl Design & ODYSSEY, Syntech, Tank, TA Winter, Tee It High, Texachill, Texapore Ecosphere, Texapore, Texatherm, Texawarm, Thermal Bomber, The Sure Thing, TMove, Ti 340 Mini, Ti340 Mini Driver, TM Stylized, Toe Up, TopChip, TopContender, TopDrive, Topgolf, Topgolf Block Party, Topgolf Callaway Brands, Topgolf Coach, Topgolf Live, Topgolf Media, Topgolf Open, Topgolf Outfield Trade Dress, TopPressure, TopScore, TopScramble, TopShot, TopTracer, Toptracer Coach, TopTracer Range, Toulon, Toulon Garage, Tour Aero, Tour Authentic, Tour I, Tour IZ, Tour Tested, Trade In! Trade Up!, Training Aid, TravisMathew, Triforce, Tri Hot, Tri-Hot 5K, Triple Track Stripes Design, Trutrack, Truvis, Truvis Pattern, T Stylized, Tungsten Speed Cartridge, Tuttle, Versa, VFT, VTEC, Warbird, War Bird, Weather Series, Weather Spann, Wedgeducation, We Live to Discover, W-Grind, WGT, WGT & Golfer Design, White Damascus, White Hot, White Hot Microhinge, White Hot OG, White Hot RX Stylized, White Hot Tour, White Hot XG, White Ice, White Trapezoid Design, Winter Rules, Winter Term, Wolftrail by Jack Wolfskin & Design, Woode, X1, X-12, X-14, X18,X-18, X-20, X-22, X-24, X-ACT, X Forged, X Hot, X Hot Pro, XR16, XR OS, XR Speed, XR Stylized, X Series, X Series Jews, X-Spann, X Stylized, X-Tech, XTT, Z Grind, Zinna.

TOPGOLF CALLAWAY BRANDS CORP.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$441.9	$393.5
Restricted cash	0.7	0.8
Accounts receivable, less allowances of $9.3 million and $11.6 million, respectively	286.4	200.5
Inventories	666.4	794.4
Prepaid expenses	65.6	55.8
Other current assets	162.9	183.1
Total current assets	1,623.9	1,628.1
Property, plant and equipment, net	2,215.5	2,156.5
Operating lease right-of-use assets, net	1,367.4	1,410.1
Trade names and trademarks	1,420.8	1,421.8
Other intangible assets, net	79.9	83.7
Goodwill	1,999.1	1,988.7
Other assets, net	451.5	431.7
Total assets	$9,158.1	$9,120.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$453.4	$480.5
Accrued employee compensation and benefits	120.3	113.1
Asset-based credit facilities	41.0	54.7
Operating lease liabilities, short-term	88.9	86.4
Construction advances	8.0	59.3
Deferred revenue	96.1	110.9
Other current liabilities	34.8	42.7
Total current liabilities	842.5	947.6

Long-term debt, net	1,461.2	1,518.2
Operating lease liabilities, long-term	1,402.0	1,433.4
Deemed landlord financing obligations	1,147.3	980.0
Deferred taxes, net	32.3	36.7
Other long-term liabilities	337.2	326.5
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3.0 million shares authorized, none issued and outstanding at both September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 360.0 million shares authorized, and 187.0 million shares issued at both September 30, 2024 and December 31, 2023	1.9	1.9
Additional paid-in capital	3,024.7	3,032.7
Retained earnings	1,012.5	947.5
Accumulated other comprehensive loss	(51.7)	(47.5)
Less: Common stock held in treasury, at cost, 3.2 million shares and 3.3 million shares at September 30, 2024 and December 31, 2023, respectively	(51.8)	(56.4)
Total shareholders’ equity	3,935.6	3,878.2
Total liabilities and shareholders’ equity	$9,158.1	$9,120.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues:
Products	$564.1	$597.1	$1,958.7	$2,078.2
Services	448.8	443.5	1,356.2	1,309.5
Total net revenues	1,012.9	1,040.6	3,314.9	3,387.7
Costs and expenses:
Cost of products	328.5	337.1	1,116.8	1,167.0
Cost of services, excluding depreciation and amortization	48.6	45.6	140.9	141.4
Other venue expense	325.6	312.1	988.4	934.7
Selling, general and administrative expense	250.6	242.5	783.1	790.6
Research and development expense	22.0	22.6	72.2	67.4
Venue pre-opening costs	3.9	6.9	9.9	16.3
Total costs and expenses	979.2	966.8	3,111.3	3,117.4
Income from operations	33.7	73.8	203.6	270.3
Interest expense, net	(57.7)	(52.3)	(173.5)	(153.6)
Other income, net	1.0	5.2	10.8	2.4
(Loss) income before income taxes	(23.0)	26.7	40.9	119.1
Income tax benefit	(19.4)	(3.0)	(24.1)	(53.0)
Net (loss) income	$(3.6)	$29.7	$65.0	$172.1

(Loss) earnings per common share:
Basic	$(0.02)	$0.16	$0.35	$0.93
Diluted	$(0.02)	$0.16	$0.35	$0.88

Weighted-average common shares outstanding:
Basic	183.8	185.2	183.7	185.2
Diluted	183.8	201.2	199.3	201.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(3.6)	$29.7	$65.0	$172.1
Other comprehensive (loss) income:
Change in derivative instruments	(18.4)	5.7	(7.9)	17.5
Cumulative foreign currency translation adjustments recognized from dissolution of foreign subsidiary	—	—	3.4	—
Foreign currency translation adjustments	20.6	(14.4)	2.9	(10.8)
Comprehensive (loss) income, before income tax	(1.4)	21.0	63.4	178.8
Income tax provision (benefit) on derivative instruments	4.3	(1.1)	2.6	(0.5)
Comprehensive (loss) income	$(5.7)	$22.1	$60.8	$179.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$65.0	$172.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199.3	175.7
Non-cash interest on financing and deemed landlord financed leases	23.7	17.1
Loss on disposal of long-lived assets and other	6.7	—
Amortization of debt discount and issuance costs	4.3	4.9
Impairment loss	6.3	—
Deferred taxes, net	(23.3)	(54.4)
Share-based compensation	27.9	38.4
Unrealized net (gains) losses on hedging instruments and foreign currency	(4.2)	7.2
Loss on debt modification	4.7	10.5
Other	0.7	1.5
Change in assets and liabilities, net of impacts of business combinations:
Accounts receivable, net	(84.1)	(144.8)
Inventories	125.3	205.8
Leasing receivables	(8.3)	(9.1)
Other assets	25.9	3.1
Accounts payable and accrued expenses	(18.9)	(175.2)
Deferred revenue	(15.0)	3.1
Accrued employee compensation and benefits	7.5	(25.1)
Operating lease assets and liabilities, net	10.3	13.6
Income taxes receivable/payable, net	(19.1)	(18.4)
Other liabilities	4.0	1.7
Net cash provided by operating activities	338.7	227.7
Cash flows from investing activities:
Capital expenditures	(227.1)	(388.7)
Asset acquisitions, net of cash acquired	—	(31.2)
Business combinations, net of cash acquired	(23.3)	—
Proceeds from government grants	1.0	3.0
Investment in golf-related ventures	(2.4)	(2.5)
Acquisition of intangible assets	(3.1)	(0.8)
Proceeds from sale of property and equipment	0.3	0.3
Net cash used in investing activities	(254.6)	(419.9)
Cash flows from financing activities:
Repayments of long-term debt and DLF obligations	(74.5)	(788.2)
Proceeds from borrowings on long-term debt	—	1,224.8
Repayments of credit facilities, net	(13.0)	(245.4)
Debt issuance costs	(0.2)	(1.8)
Repayments of financing leases	(3.0)	(2.2)
Proceeds from lease financing	87.6	184.3
Exercise of stock options	0.1	3.9
Acquisition of treasury stock	(31.4)	(44.0)
Net cash (used in) provided by financing activities	(34.4)	331.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	(7.3)
Net increase in cash, cash equivalents and restricted cash	48.7	131.9
Cash, cash equivalents and restricted cash at beginning of period	398.8	203.4
Cash, cash equivalents and restricted cash at end of period	447.5	335.3
Less: restricted cash (1)	(5.6)	(5.0)
Cash and cash equivalents at end of period	$441.9	$330.3
Supplemental disclosures:
Cash paid for income taxes, net	$17.9	$20.0
Cash paid for interest	$145.9	$132.8
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$35.9	$24.3
Accrued capital expenditures	$38.8	$38.3
Financed additions of capital expenditures	$5.6	$43.3

(1) Includes $0.7 million and $0.7 million of short-term restricted cash and $4.9 million and $4.3 million of long-term restricted cash included in other assets for the periods ended September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	187.0	$1.9	$3,032.7	$947.5	$(47.5)	(3.3)	$(56.4)	$3,878.2
Acquisition of treasury stock	—	—	—	—	—	(0.4)	(6.2)	(6.2)
Exercise of stock options	—	—	(0.1)	—	—	—	0.1	—
Compensatory awards released from restriction	—	—	(14.0)	—	—	0.8	14.0	—
Share-based compensation	—	—	13.1	—	—	—	—	13.1
Equity adjustment from foreign currency translation	—	—	—	—	(14.2)	—	—	(14.2)
Change in fair value of derivative instruments, net of tax	—	—	—	—	9.6	—	—	9.6
Net income	—	—	—	6.5	—	—	—	6.5
Balance at March 31, 2024	187.0	$1.9	$3,031.7	$954.0	$(52.1)	(2.9)	$(48.5)	$3,887.0
Acquisition of treasury stock	—	—	—	—	—	(1.6)	(25.1)	(25.1)
Compensatory awards released from restriction	—	—	(21.5)	—	—	1.3	21.5	—
Share-based compensation	—	—	7.0	—	—	—	—	7.0
Equity adjustment from foreign currency translation	—	—	—	—	(3.5)	—	—	(3.5)
Change in fair value of derivative instruments, net of tax	—	—	—	—	2.6	—	—	2.6
Impact from dissolution of foreign subsidiary	—	—	—	—	3.4	—	—	3.4
Net income	—	—	—	62.1	—	—	—	62.1
Balance at June 30, 2024	187.0	$1.9	$3,017.2	$1,016.1	$(49.6)	(3.2)	$(52.1)	$3,933.5
Acquisition of treasury stock	—	—	—	—	—	—	(0.1)	(0.1)
Exercise of stock options	—	—	0.1	—	—	—	—	0.1
Compensatory awards released from restriction	—	—	(0.4)	—	—	—	0.4	—
Share-based compensation	—	—	7.8	—	—	—	—	7.8
Equity adjustment from foreign currency translation	—	—	—	—	20.6	—	—	20.6
Change in fair value of derivative instruments, net of tax	—	—	—	—	(22.7)	—	—	(22.7)
Net loss	—	—	—	(3.6)	—	—	—	(3.6)
Balance at September 30, 2024	187.0	$1.9	$3,024.7	$1,012.5	$(51.7)	(3.2)	$(51.8)	$3,935.6

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
In September 2024, following a strategic review of the Topgolf business, we announced that our Board of Directors intends to pursue a separation of our business into two independent companies: Callaway, a golf equipment company with a highly complementary Active Lifestyle business; and Topgolf, a high-growth, pure-play venue-based golf entertainment business. We expect to effect the separation through a spin-off of the Topgolf business to our shareholders in a transaction that is intended to be tax-free to both us and our shareholders for U.S. federal income tax purposes. We expect to execute the separation in the second half of 2025. The transaction will be subject to general market conditions and other customary conditions, including receipt of regulatory approvals, an opinion from tax counsel and/or a private letter ruling from the Internal Revenue Service regarding the tax-free status of the spin-off of the Topgolf business to us and our shareholders for U.S. federal income tax purposes, execution of intercompany agreements, further due diligence as appropriate and final approval by our Board of Directors. There can be no assurance regarding the form and timing of the separation or its completion.
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
The following table summarizes the aggregated fair values of the assets acquired and liabilities assumed for each of the transactions as of their respective acquisition dates based on the purchase price allocation (in millions):

Amounts recognized as of the Acquisition Dates
Assets Acquired
Other current assets	$0.9
Property and equipment	36.2
Intangibles—other	2.5
Goodwill	14.6
Total assets acquired	54.2
Liabilities Assumed
Accounts payable and accrued liabilities	0.4
Other long-term liabilities	0.7
Net assets acquired	$53.1
Total purchase price consideration	$53.1
For the three and nine months ended September 30, 2024, the results of operations for BigShots and acquisition-related costs were not material to our condensed consolidated statements of operations. As such, the pro-forma results of operations have not been presented.

Note 4. Revenue Recognition
We primarily recognize revenue from the sale of our products and the operation of our Topgolf venues. The following table presents our revenue disaggregated by operating and reportable segment and major category for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Topgolf:
Venues	$428.9	$430.5	$1,308.3	$1,270.4
Other business lines	24.3	17.2	62.1	51.6
Total Topgolf	$453.2	$447.7	$1,370.4	$1,322.0

Golf Equipment:
Golf clubs	$226.0	$222.2	$882.1	$913.3
Golf balls	67.5	71.2	275.1	274.8
Total Golf Equipment	$293.5	$293.4	$1,157.2	$1,188.1

Active Lifestyle:
Apparel	$180.6	$211.7	$485.2	$531.3
Gear, accessories & other	85.6	87.8	302.1	346.3
Total Active Lifestyle	$266.2	$299.5	$787.3	$877.6

Total Consolidated	$1,012.9	$1,040.6	$3,314.9	$3,387.7
Venues sales at our Topgolf operating segment include the sale of merchandise and franchise equipment. During the three and nine months ended September 30, 2024, venue merchandise and franchise equipment sales, which are included in product sales on our condensed consolidated statement of operations, were $4.4 million and $14.1 million, respectively. During the three and nine months ended September 30, 2023, venue merchandise and franchise equipment sales, which are included in product sales on our condensed consolidated statement of operations, were $4.2 million and $12.5 million, respectively.
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
The following table summarizes our revenue by major geographic region for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue by Major Geographic Region:
United States	$724.6	$737.3	$2,444.9	$2,435.1
Europe	136.6	149.5	392.1	423.3
Asia	127.0	130.7	363.7	419.1
Rest of world	24.7	23.1	114.2	110.2
Total Consolidated	$1,012.9	$1,040.6	$3,314.9	$3,387.7

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Topgolf	$17.3	$12.2	$43.8	$36.5
Active Lifestyle	6.2	6.0	20.8	20.9
Total	$23.5	$18.2	$64.6	$57.4
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
The following table provides a reconciliation of activity related to our short-term deferred revenue balance for the periods presented (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning Balance (1)	$97.4	$98.5	$110.9	$94.9
Deferral of revenue	158.8	154.6	459.9	478.3
Revenue recognized	(151.1)	(150.7)	(446.0)	(457.5)
Breakage	(9.0)	(5.4)	(29.8)	(18.5)
Foreign currency translation and other	—	(0.1)	1.1	(0.3)
Ending Balance	$96.1	$96.9	$96.1	$96.9
(1) Beginning balances for the three months ended September 30, 2024 and 2023 represent ending balances as of June 30, 2024 and 2023, respectively. Beginning balances for the nine months ended September 30, 2024 and 2023 represent ending balances as of December 31, 2023 and 2022, respectively.

As of September 30, 2024 and December 31, 2023, our long-term deferred revenue balance was $7.2 million and $3.7 million, respectively.
The following table summarizes the amount of the deferred revenue recognized during the three and nine months ended September 30, 2024 and 2023 that were deferred as of December 31, 2023 and 2022, respectively (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Deferred revenue recognized from prior year ending balance	$10.0	$8.2	$61.5	$57.8
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

The following table provides a reconciliation of the activity related to our short-term sales program incentives for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning Balance	$24.3	$24.8	$16.5	$20.8
Additions	10.3	4.8	37.3	26.9
Credits issued	(8.3)	(11.7)	(26.7)	(28.3)
Foreign currency translation and other	1.2	(0.4)	0.4	(1.9)
Ending Balance	$27.5	$17.5	$27.5	$17.5
Our provision for the sales return liability fluctuates with the seasonality of the business. Actual sales returns are more heavily weighted toward the second half of the year as the golf season comes to an end. The following table provides a reconciliation of the activity related to our sales return reserve for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning Balance	$92.6	$81.1	$55.9	$55.4
Provision	36.8	33.5	152.4	145.0
Sales returns	(28.5)	(31.9)	(107.4)	(117.7)
Ending Balance	$100.9	$82.7	$100.9	$82.7
As of September 30, 2024 and December 31, 2023, the cost recovery of inventory associated with the sales return liability was $43.6 million and $25.7 million, respectively, and is included in other current assets on our condensed consolidated balance sheet.
Note 5. Leases
Sales-Type Leases
We enter into non-cancellable license agreements primarily related to Toptracer and Swing Suite. Certain of these license agreements are classified as sales-type leases.
Revenue from sales-type leases is included in service revenues within the condensed consolidated statements of operations and consists of the following for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales-type lease selling price	$12.8	$7.4	$31.2	$23.8
Cost of underlying assets	(5.7)	(3.0)	(11.8)	(10.9)
Operating profit	$7.1	$4.4	$19.4	$12.9

Interest income	$1.7	$2.1	$5.2	$4.8

Total revenue attributable to sales-type leases	$14.5	$9.5	$36.4	$28.6
Leasing receivables related to our net investment in sales-type leases are as follows (in millions):

	Balance Sheet Location	September 30, 2024	December 31, 2023
Leasing receivables, net—short-term	Other current assets	$35.9	$26.9
Leasing receivables, net—long-term	Other assets	71.2	65.1
Total leasing receivables		$107.1	$92.0

Net maturities of sales-type lease receivables for the next five years and thereafter as of September 30, 2024 are as follows (in millions):

Remainder of 2024	$14.8
2025	35.0
2026	29.6
2027	20.9
2028	13.5
Thereafter	8.2
Total future lease proceeds	122.0
Less: imputed interest	14.9
Total	$107.1
Operating Leases, Financing Leases and DLF Obligations
Supplemental balance sheet information related to our operating and financing right-of-use (“ROU”) assets and lease liabilities and deemed landlord financing (“DLF”) assets and obligations is as follows (in millions):

	Balance Sheet Location	September 30, 2024	December 31, 2023
Assets
Operating lease ROU assets, net	Operating lease ROU assets, net	$1,367.4	$1,410.1
Financing lease ROU assets, net	Other assets, net	$251.9	$257.4

Liabilities
Current
Operating lease liabilities, short-term	Operating lease liabilities, short-term	$88.9	$86.4
Financing lease liabilities, short-term	Accounts payable and accrued expenses	$1.5	$1.4
DLF obligations, short-term	Accounts payable and accrued expenses	$1.0	$0.1

Non-current
Operating lease liabilities, long-term	Operating lease liabilities, long-term	$1,402.0	$1,433.4
Financing lease liabilities, long-term	Other long-term liabilities	$289.9	$287.9
DLF obligations, long-term	Deemed landlord financing obligations	$1,147.3	$980.0
Leases Under Construction
Our minimum capital commitment for leases under construction, net of reimbursements from third-party real estate financing partners, was approximately $106.0 million as of September 30, 2024. As we are actively involved in the construction of these properties, we recorded $40.1 million in construction costs within property, plant and equipment and $8.0 million in construction advances from the landlords in connection with these properties as of September 30, 2024. We determine the lease classification for these properties at the end of the construction period. Upon lease commencement, the initial base term of these leases is normally 20 years, with most having options to extend for additional terms of up to 20 years. As of September 30, 2024, we had $372.6 million of future lease obligations related to four venues subject to non-cancellable leases that have been signed but have not yet commenced.

The components of lease expense included in our condensed consolidated statement of operations are as follows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Operating lease costs	$46.8	$45.9	$137.3	$131.2
Total operating lease costs	46.8	45.9	137.3	131.2
Financing lease costs:
Amortization of ROU assets	2.0	1.9	5.7	5.8
Interest on lease liabilities	4.6	3.7	12.8	11.0
Total financing lease costs	6.6	5.6	18.5	16.8
DLF obligation costs:
Depreciation of DLF assets	10.1	7.8	28.3	18.2
Interest on DLF obligations	25.7	17.5	74.7	48.9
Total DLF obligation costs	35.8	25.3	103.0	67.1
Variable lease costs	2.2	3.7	8.6	8.4
Total lease costs	$91.4	$80.5	$267.4	$223.5

Other information related to leases (in millions):

	Nine Months Ended September 30,
Supplemental Cash Flows Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$125.8	$116.1
Operating cash flows for finance leases	$8.9	$5.6
Operating cash flows for DLF obligations	$54.9	$37.1
Financing cash flows for finance leases	$3.0	$2.2
Financing cash flows for DLF obligations	$8.0	$5.9

Lease liabilities arising from new ROU assets:
Operating leases	$33.9	$53.3
Financing leases	$3.7	$17.4
DLF obligations	$158.2	$143.4

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (years):
Operating leases	15.4	15.9
Financing leases	36.2	36.8
DLF obligations	36.9	38.1

Weighted average discount rate:
Operating leases	5.8%	5.8%
Financing leases	6.3%	6.3%
DLF obligations	9.5%	10.0%

As of September 30, 2024, our future minimum lease obligations were as follows (in millions):

	Operating Leases	Financing Leases	DLF Obligations(1)	Total
Remainder of 2024	$32.9	$2.8	$14.1	$49.8
2025	167.9	16.6	91.9	276.4
2026	163.1	17.0	95.8	275.9
2027	159.9	17.0	97.0	273.9
2028	156.8	17.4	99.2	273.4
Thereafter	1,698.6	757.3	4,400.4	6,856.3
Total future lease payments	2,379.2	828.1	4,798.4	8,005.7
Less: imputed interest	888.3	536.7	3,650.1	5,075.1
Total	$1,490.9	$291.4	$1,148.3	$2,930.6

(1) Future lease payments for DLF Obligations include approximately $37.4 million of reimbursements which we expect to receive from third-party financing partners that were not yet received as of September 30, 2024. Imputed interest includes approximately $136.4 million related to these unfunded DLF Obligations as of September 30, 2024.

Note 6. Financing Arrangements
Our credit facilities and long-term debt obligations are summarized as follows (in millions, except interest rates):

			September 30,	December 31,
	Maturity Date	Interest Rate	2024	2023
Short-Term Credit Facilities
2023 U.S. ABL Credit Facility	March 16, 2028	4.88%	$13.2	$26.3
2022 Japan ABL Credit Facility	January 25, 2025	1.15%	27.8	28.4
Total Principal Amount			$41.0	$54.7
Unamortized Debt Issuance Costs			$3.6	$4.5

	Balance Sheet Location
Total Principal Amount	Asset-based credit facilities		$41.0	$54.7

Unamortized Debt Issuance Costs - ST	Prepaid expenses		$1.1	$1.1
Unamortized Debt Issuance Costs - LT	Other long-term assets		2.5	3.4
Total Unamortized Debt Issuance Costs			$3.6	$4.5

			September 30,	December 31,
	Maturity Date	Interest Rate	2024	2023
Long-Term Debt and Credit Facilities
2023 Term Loan B	March 16, 2030	7.85%	$1,181.2	$1,240.6
Convertible Notes	May 1, 2026	2.75%	258.3	258.3
Equipment Notes	July 24, 2025 - December 21, 2027	2.36% - 5.93%	13.1	19.2
Mortgage Loans	July 1, 2033 - July 29, 2036	9.75% - 11.31%	44.5	45.4
Financed Tenant Improvements	February 1, 2035	8.00%	3.2	3.3
Total Principal Amount			$1,500.3	$1,566.8
Less: Unamortized Debt Issuance Costs			23.5	31.5
Total Debt, net of Unamortized Debt Issuance Costs			$1,476.8	$1,535.3

	Balance Sheet Location
Long-Term Debt - Current	Other current liabilities		$15.6	$17.1
Long-Term Debt - Non-current	Long-term debt		1,461.2	1,518.2
Total Debt, net of Unamortized Debt Issuance Costs			$1,476.8	$1,535.3
Total interest and amortization expense related to our credit facilities and long-term debt obligations, which is included in “Interest expense, net” in the condensed consolidated statement of operations, is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Short-Term Credit Facilities
2023 U.S. ABL Credit Facility	$0.5	$0.9	$1.7	$6.5
2022 Japan ABL Credit Facility	0.1	0.1	0.2	0.3
Total	$0.6	$1.0	$1.9	$6.8

Long-Term Debt and Credit Facilities
2023 Term Loan B	$25.9	$29.1	$81.0	$61.7
Convertible Notes	1.7	1.7	5.3	5.3
Equipment Notes	0.1	0.2	0.4	0.7
Financed Tenant Improvements	0.1	—	0.2	—
Mortgage Loans	1.2	1.2	3.5	3.5
Term Loan B	—	—	—	8.6
Topgolf Term Loan	—	—	—	7.8
Topgolf Revolving Credit Facility	—	—	—	2.7
Total	$29.0	$32.2	$90.4	$90.3

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
2022 Japan ABL Credit Facility
We have an asset-based revolving credit facility (the “2022 Japan ABL Credit Facility”) with the Bank of Tokyo-Mitsubishi UFJ, which provides a line of credit to our Japan subsidiary of up to 6.0 billion Yen (or approximately $41.8 million), is subject to borrowing base availability under the facility and is secured by certain assets, including eligible inventory and accounts receivable of our Japan subsidiary which are subject to certain restrictions and covenants related to certain pledged assets and financial performance metrics. The interest rate applicable to outstanding borrowings under the 2022 Japan ABL Credit Facility is subject to an effective interest rate equal to the Tokyo Interbank Offered Rate plus 0.80%.
The following table summarizes borrowings for the nine months ended September 30, 2024, availability and interest rates for the trailing twelve months ended September 30, 2024, and consolidated available liquidity related to our short-term credit facilities as of the nine months ended September 30, 2024. Consolidated available liquidity is comprised of cash on hand and amounts available under our 2023 U.S. ABL Credit Facility and 2022 Japan ABL Credit Facility, less outstanding letters of credit and outstanding borrowings.

(in millions, except interest rates)	September 30, 2024
2023 U.S. ABL Credit Facility
Average borrowings	$23.0
Average availability	$409.4
Weighted average interest rate	5.40%

2022 Japan ABL Credit Facility
Total facility	$41.8
Net availability	$13.9

Consolidated Available Liquidity	$863.0
Long-Term Debt and Credit Facilities
2023 Term Loan B
In March 2023, as part of a comprehensive debt refinancing plan (the “Refinancing Plan”), we entered into a senior secured term loan B facility (as amended, the “2023 Term Loan B”) with Bank of America, N.A. as administrative agent, and the financial institutions party thereto as lenders, in an original aggregate principal amount of $1,250.0 million, which was issued net of an original issuance discount of $12.5 million. As part of the Refinancing Plan, we used a portion of the net proceeds from the 2023 Term Loan B for the repayment of outstanding principal, interest and fees associated with our previous term loan B facility (the “Term Loan B”), as well as the previous credit facilities of our Topgolf operating segment, which consisted of a senior secured term loan facility (the “Topgolf Term Loan”) and a senior secured revolving credit facility (the “Topgolf Revolving Credit Facility”). We accounted for the transactions associated with the Refinancing Plan and 2023 Term Loan B as a debt modification, and as a result we recognized a non-cash loss of $10.5 million within other income (expense), net, and $2.3 million of third-party fees within selling, general and administrative expense in our condensed consolidated statement of operations for the nine months ended September 30, 2023. Additionally, we deferred $11.0 million in debt issuance costs in connection with the transaction.
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
The First Amendment was accounted for as a partial debt modification and partial debt extinguishment, which resulted in a non-cash loss of $4.7 million related to the write-off of unamortized debt issuance costs and original issuance discounts for prior lenders under our 2023 Term Loan B who did not participate in the First Amendment. This non-cash loss was recognized in other income (expense), net in our condensed consolidated statement of operations during the three months ended March 31, 2024. Additionally, we also incurred $1.1 million of fees related to the transaction, of which $0.2 million were recognized as deferred debt issuance costs and $0.9 million were recognized as selling, general and administrative expense during the three months ended March 31, 2024. Debt issuance costs and original issuance discounts related to the 2023 Term Loan B are amortized into interest expense over the term of the loan and are included as a reduction to long-term debt in our condensed consolidated balance sheet as of September 30, 2024.
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
Capped Call
In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls cover the aggregate number of shares of our common stock that initially underlie the Convertible Notes, and are generally expected to reduce potential dilution and/or offset any cash payments we are required to make related to any conversion of the Convertible Notes. The Capped Calls, which each have an exercise price of $17.62 per share, are subject to certain adjustments and each have a cap price of $26.84 per share. The initial cost of the Capped Calls was a reduction to additional paid-in-capital on our condensed consolidated balance sheet.
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
Aggregate Amount of Long-Term Debt Maturities
The following table presents our combined aggregate amount of maturities for our long-term debt over the next five years and thereafter as of September 30, 2024.

(in millions)
Remainder of 2024	$4.6
2025	18.6
2026	276.4
2027	15.5
2028	13.7
Thereafter	1,171.5
Total aggregate amount of maturities	$1,500.3
Less: Unamortized debt issuance costs	23.5
Total aggregate amount of maturities, net of unamortized debt issuance costs	$1,476.8
As of September 30, 2024, we were in compliance with all fixed charge coverage ratios and all other covenants and reporting requirements under the terms of our long-term debt and credit facilities mentioned above, as applicable.
Note 7. Earnings Per Common Share
The following table summarizes the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Loss) earnings per common share—basic
Net (loss) income	$(3.6)	$29.7	$65.0	$172.1
Weighted-average common shares outstanding—basic	183.8	185.2	183.7	185.2
(Loss) earnings per common share—basic	$(0.02)	$0.16	$0.35	$0.93

(Loss) earnings per common share—diluted
Net (loss) income	$(3.6)	$29.7	$65.0	$172.1
Interest expense attributable to convertible notes, net of tax	—	1.6	4.9	4.8
Net (loss) income attributable to earnings per common share—diluted	$(3.6)	$31.3	$69.9	$176.9

Weighted-average common shares outstanding—basic	183.8	185.2	183.7	185.2
Incremental shares for assumed conversion of Convertible Notes	—	14.7	14.7	14.7
Outstanding options, restricted stock units and performance share units	—	1.3	0.9	1.4
Weighted-average common shares outstanding—diluted	183.8	201.2	199.3	201.3
(Loss) earnings per common share—diluted	$(0.02)	$0.16	$0.35	$0.88

Anti-Dilutive Options and Restricted Stock Units
For the three months ended September 30, 2024, basic and diluted loss per common share are equivalent due to the net loss position for the period. For the nine months ended September 30, 2024, approximately 2.3 million securities outstanding, comprised of stock options and restricted stock units, were excluded from the calculation of diluted earnings per common share as they would be anti-dilutive. For the three and nine months ended September 30, 2023, approximately 3.0 million and 1.9 million securities outstanding, comprised of stock options and restricted stock units, were excluded from the calculation of diluted earnings per common share as they would be anti-dilutive.

Note 8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in millions):

	Topgolf	Golf Equipment	Active Lifestyle	Total
Balance at December 31, 2023	$1,368.0	$530.7	$90.0	$1,988.7
Acquisitions	4.3	—	—	4.3
Foreign currency translation and other	5.9	0.2	—	6.1
Balance at September 30, 2024	$1,378.2	$530.9	$90.0	$1,999.1
Goodwill is net of accumulated impairment losses of $148.4 million, which were recorded prior to December 31, 2023 in the Active Lifestyle segment.
Intangible assets by major asset class are as follows (in millions, except useful life amounts):

	Indefinite-lived:		Amortizing:
	Trade names and Trademarks	Liquor Licenses	Patents	Customer/ Distributor Relationships and Other	Developed Technology	Total

Useful Life (Years)	NA	NA	2-16	1-10	10

Gross as of December 31, 2023	$1,443.8	$9.5	$32.3	$72.1	$69.7	$1,627.4
Acquisitions	3.1	1.2	0.2	3.3	—	7.8
Other	(5.9)	—	—	—	—	(5.9)
Gross as of September 30, 2024	$1,441.0	$10.7	$32.5	$75.4	$69.7	$1,629.3
Accumulated amortization	—	—	(32.0)	(46.8)	(23.9)	(102.7)
Foreign currency and other	(20.2)	—	—	(3.4)	(2.3)	(25.9)
Net book value, September 30, 2024	$1,420.8	$10.7	$0.5	$25.2	$43.5	$1,500.7

Gross as of December 31, 2023	$1,443.8	$9.5	$32.3	$72.1	$69.7	$1,627.4
Accumulated amortization	—	—	(31.9)	(43.1)	(18.9)	(93.9)
Foreign currency and other	(22.0)	—	—	(3.5)	(2.5)	(28.0)
Net book value, December 31, 2023	$1,421.8	$9.5	$0.4	$25.5	$48.3	$1,505.5
For the three months ended September 30, 2024 and 2023, we recognized amortization expense related to acquired intangible assets of $2.9 million and $2.8 million, respectively. For the nine months ended September 30, 2024 and 2023, we recognized amortization expense related to acquired intangible assets of $8.8 million and $11.2 million, respectively. Amortization expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.
As of September 30, 2024, intangible asset amortization expense is expected to be incurred for the periods presented as follows (in millions):

Remainder of 2024	$3.0
2025	11.8
2026	11.8
2027	11.4
2028	11.0
Thereafter	18.8
Total	$67.8

Note 9. Investments
Investment in Full Swing
We have an ownership interest of less than 20.0% in Full Swing Golf Holdings, LLC (“Full Swing”), owners of multi-sport indoor virtualization and simulation technology. The investment is accounted for at cost less impairments, and adjusted for observable changes in fair value. At both September 30, 2024 and December 31, 2023, the carrying value of our investment in Full Swing was $9.3 million, and is included in other assets, net on our condensed consolidated balance sheets.
In May 2024, we received a $4.1 million dividend distribution from Full Swing, which is included in other income on our condensed consolidated statement of operations.
Investment in Five Iron Golf
We have an ownership interest of less than 20.0% in preferred shares of The Range NYC, LLC (“Five Iron Golf”), an urban indoor golf experience company which hosts a golf simulation technology and serves food and beverage. The investment is accounted for at cost less impairments, and is adjusted for observable changes in fair value. At both September 30, 2024 and December 31, 2023, the carrying value of our investment in Five Iron Golf was $32.4 million, and is included in other assets, net on our condensed consolidated balance sheets.
Other Investments
In addition to the investments above, as of September 30, 2024 and December 31, 2023, we owned other miscellaneous equity investments of approximately $4.9 million and $2.5 million, respectively, which are classified as other long-term assets on our condensed consolidated balance sheets.

Note 10. Selected Financial Data
Selected financial data as of the dates presented below is as follows (in millions, except useful life data):

		September 30, 2024	December 31, 2023
Inventories:
Finished goods		$510.9	$623.1
Work in process		1.2	1.4
Raw materials		147.6	163.7
Food and beverage		6.7	6.2
		$666.4	$794.4

		September 30, 2024	December 31, 2023
Other current assets:
Credit card and other receivables(1)		$45.8	$100.8
Sales return reserve cost recovery asset		43.6	25.7
Taxes receivable(1)		21.8	8.2
Leasing receivables		35.9	26.9
Other(1)		15.8	21.5
		$162.9	$183.1
(1) Amounts as of December 31, 2023 have been recast to conform to current period presentation.

	Estimated Useful Life	September 30, 2024	December 31, 2023
Property, plant and equipment, net:
Land		$198.8	$185.2
Buildings and leasehold improvements	3 - 40 years	1,782.6	1,603.9
Machinery and equipment	2 - 10 years	313.6	289.8
Furniture, computer hardware and equipment	3 - 5 years	419.4	380.0
Internal-use software	3 - 5 years	146.4	136.2
Production molds	2 - 5 years	10.9	10.0
Construction-in-process		179.6	210.3
		3,051.3	2,815.4
Less: Accumulated depreciation		835.8	658.9
		$2,215.5	$2,156.5
Depreciation expense is recognized in cost of products, other venue expenses, research and development expenses, and selling, general and administrative expenses on the condensed consolidated statement of operations, consistent with the use of the underlying asset. For the three months ended September 30, 2024 and 2023, we recorded total depreciation expense of $65.2 million and $58.2 million, respectively, in our condensed consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, we recorded total depreciation expense of $190.5 million and $164.5 million, respectively, in our condensed consolidated statements of operations.

(in millions)	September 30, 2024	December 31, 2023
Accounts payable and accrued expenses:
Accounts payable	$123.1	$130.7
Accrued expenses	194.0	202.1
Accrued inventory	136.3	147.7
	$453.4	$480.5

Note 11. Income Taxes
We calculate our interim income tax provision in accordance with ASC Topic 270, “Interim Reporting,” and ASC Topic 740, “Income Taxes.” At the end of each interim period, we estimate our annual effective tax rate and apply that rate to our ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur.
We recorded an income tax benefit of $19.4 million and $3.0 million for the three months ended September 30, 2024 and 2023, respectively. As a percentage of pre-tax income, our effective tax rate was 84.3% and (10.8)% for the three months ended September 30, 2024 and 2023, respectively. In the three months ended September 30, 2024, the primary difference between the statutory rate and the effective rate is due to the impact of valuation allowances accrued year-to-date associated with the forecasted mix of jurisdictional earnings, and forecasted U.S. income tax credits for the full year. In the three months ended September 30, 2023, the primary difference between the statutory rate and the effective rate is due to a change in the forecasted earnings.
We recorded an income tax benefit of $24.1 million and $53.0 million for the nine months ended September 30, 2024 and 2023, respectively. As a percentage of pre-tax income, our effective tax rate was (58.9)% and (44.4)% for the nine months ended September 30, 2024 and 2023, respectively. In the nine months ended September 30, 2024, the primary difference between the statutory rate and the effective rate is due to the impact of valuation allowances accrued year-to-date associated with the forecasted mix of jurisdictional earnings, and forecasted U.S. income tax credits for the full year. In the nine months ended September 30, 2023, the primary difference between the statutory rate and the effective rate relates to the release of valuation allowances on our deferred tax assets.
As of September 30, 2024, the gross liability for income taxes associated with uncertain tax positions was $30.0 million. Of this amount, $17.2 million would benefit our condensed consolidated financial statements and effective income tax rate if favorably settled. We recognize interest and penalties related to income tax matters in income tax expense.
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

As of September 30, 2024, the minimum obligation we are required to pay under these agreements over the next five years and thereafter is as follows (in millions):

Remainder of 2024	$34.4
2025	52.7
2026	32.1
2027	15.4
2028	2.6
Thereafter	11.3
Total	$148.5
Other Contingent Contractual Obligations
During the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite and the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our condensed consolidated financial statements. Except as otherwise included under the heading “Commitments” above and in Note 5 to these condensed consolidated financial statements, the fair value of indemnities, commitments and guarantees that we issued during the nine months ended, and as of, September 30, 2024, were not material to our financial position, results of operations, or cash flows.
Note 13. Share-Based Compensation
Share-Based Awards Granted
We granted the following awards under our stock compensation plans during the periods presented (in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
Restricted stock units	0.1	$13.20	—	$18.76	1.2	$13.52	0.7	$22.85
Restricted stock awards	—	$—	0.8	$19.60	—	$—	0.8	$19.60
Performance based restricted share unit awards(1)	—	$—	—		1.0	$19.01	0.6	$36.58
Total	0.1		0.8		2.2		2.1

(1) Weighted-average grant date fair value per share determined using Monte-Carlo valuation method.

Share-Based Compensation Expense
Share-based compensation expense by award-type, net of estimated forfeitures, recognized in the condensed consolidated statement of operations for the periods presented was (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$—	$0.1	$—	$0.4
Restricted stock units	3.1	5.1	11.3	14.6
Restricted stock awards	—	0.5	—	0.8
Performance based restricted share unit awards	4.7	7.9	16.6	22.6
Cash-settled restricted stock	—	—	1.1	—
Share-based compensation expense, before tax	7.8	13.6	29.0	38.4
Income tax benefit	(1.8)	(3.2)	(6.9)	(9.2)
Share-based compensation expense, after tax	$6.0	$10.4	$22.1	$29.2
Share-based compensation, net of estimated forfeitures, recognized in the condensed consolidated statement of operations for the periods presented was (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of products	$0.4	$0.5	$1.3	$1.4
Selling, general and administrative expense	6.8	11.6	25.7	33.4
Research and development expense	0.1	0.5	0.5	1.1
Other venue expense	0.5	1.0	1.5	2.5
Share-based compensation expense, before tax	7.8	13.6	29.0	38.4
Income tax benefit	(1.8)	(3.2)	(6.9)	(9.2)
Share-based compensation expense, after tax	$6.0	$10.4	$22.1	$29.2
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

Our money market funds accrue dividends, which are reinvested in the funds, and are reflected in the carrying values of the funds. As of September 30, 2024 and December 31, 2023, the carrying value of our money market funds was $268.0 million and $196.5 million, respectively, which is included in cash and cash equivalents on our condensed consolidated balance sheets. During the three months ended September 30, 2024 and September 30, 2023, we recognized $2.8 million and $1.4 million, respectively, of dividend income on our money market funds. During the nine months ended September 30, 2024 and September 30, 2023, we recognized $5.5 million and $1.3 million, respectively, of dividend income on our money market funds. Dividend income is included in other income, net in the condensed consolidated statements of operations.
Hedging instruments are re-measured on a recurring basis using pricing models, broker quotes, daily market foreign currency rates, and interest rate curves as applicable (see Note 15) and are therefore categorized within Level 2 of the fair value hierarchy.
The following table summarizes the valuation of our foreign currency forward contracts and interest rate hedge agreements (see Note 15) that are measured at fair value on a recurring basis and are classified within Level 2 of the fair value hierarchy as of the periods presented below (in millions):

Level 2 Fair Value
September 30, 2024
Foreign currency forward contracts—asset position	$1.2
Foreign currency forward contracts—liability position	(5.3)
Interest rate hedge agreements—asset position	1.8
Interest rate hedge agreements—liability position	(3.4)
$(5.7)
December 31, 2023
Foreign currency forward contracts—asset position	$0.2
Foreign currency forward contracts—liability position	(4.5)
Interest rate hedge agreements—asset position	5.2
Interest rate hedge agreements—liability position	(2.6)
$(1.7)
There were no transfers of financial instruments between the levels of the fair value hierarchy during the three and nine months ended September 30, 2024 and 2023.
Disclosures about the Fair Value of Financial Instruments
The table below presents information about the fair value of our financial assets and liabilities, and is provided for comparative purposes only relative to the carrying values recognized in the condensed consolidated balance sheets as of the periods presented below (in millions):

		September 30, 2024		December 31, 2023
	Measurement Level	Carrying Value	Fair Value	Carrying Value	Fair Value
2023 U.S. ABL Credit Facility	Level 2	$13.2	$13.2	$26.3	$26.3
2022 Japan ABL Credit Facility	Level 2	$27.8	$27.8	$28.4	$28.4
2023 Term Loan B	Level 2	$1,181.2	$1,191.5	$1,240.6	$1,242.2
Convertible Notes	Level 2	$258.3	$263.5	$258.3	$277.0
Equipment Notes	Level 2	$13.1	$11.9	$19.2	$17.0
Mortgage Loans	Level 2	$44.5	$53.5	$45.4	$54.8

Non-recurring Fair Value Measurements
We measure certain long-lived assets, goodwill, non-amortizing intangible assets and investments at fair value on a non-recurring basis, at least annually or more frequently if impairment indicators are present. These assets are written down to fair value when they are classified as held for sale or determined to be impaired. During the second quarter of 2024, we recognized a $3.4 million impairment loss related to the abandonment of our Shankstars online digital game in our Topgolf segment, which is included within research and development expense within our condensed consolidated statement of operations.
During the second quarter of 2024, we performed an assessment of retail locations of our Jack Wolfskin business in connection with our restructuring and reorganization initiatives within our Active Lifestyle segment (see Note 18). During this assessment, we determined that certain operating ROU and fixed assets related to certain retail stores may not be fully recoverable based on the estimated cash flows for these stores over the remaining lease terms and asset lives. As a result, we recognized $2.9 million in impairment losses in selling, general and administrative expense within our condensed consolidated statement of operations related to the reduction of the carrying values of these assets to their fair values, which are categorized within Level 3 of the fair value hierarchy.
We did not recognize any impairments during the three and nine months ended September 30, 2023.
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
The following table summarizes the fair value of our derivative instruments as well as the location of the asset and/or liability on the condensed consolidated balance sheets as of the periods presented below (in millions):

	Balance Sheet Location	Fair Value of Asset Derivatives
		September 30, 2024	December 31, 2023
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$0.5	$—
Interest rate swap contract	Other current assets	1.8	5.2
Total		$2.3	$5.2

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	0.7	0.2
Total asset position		$3.0	$5.4

	Balance Sheet Location	Fair Value of Liability Derivatives
		September 30, 2024	December 31, 2023
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0.8	$—
Interest rate swap contracts	Other long-term liabilities	$3.4	$2.6
		$4.2	$2.6
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	4.5	4.5
Total liability position		$8.7	$7.1
Our derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although we have the legal right of offset under the master netting agreements, we have elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying condensed consolidated balance sheets as of September 30, 2024 and consolidated balance sheets as of December 31, 2023.
Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
We use foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate our foreign currency exposure from intercompany sales of inventory and intercompany expense reimbursements to our foreign subsidiaries. These contracts generally mature within 12 months to 15 months from their inception. As of September 30, 2024, the notional amounts of our foreign currency forward contracts designated as cash flow hedge instruments was $11.8 million. As of December 31, 2023, there were no notional amounts on our foreign currency contracts designated as cash flow hedging instruments.
Interest Rate Swap Contract
We use interest rate swaps designated as a cash flow hedge to mitigate the risk of changes in interest rates associated with our variable-rate long-term debt. As part of our debt modification in March 2023, we entered into a termination agreement to unwind an existing interest rate swap. As a result of the termination, we received proceeds of $5.6 million, of which $1.0 million and $3.2 million were included in accumulated other comprehensive loss as of September 30, 2024 and December 31, 2023, respectively, and will be amortized into interest expense over the remaining term of the contract.
In April 2023, we entered into interest rate swaps designated as cash flow hedges in order to mitigate the risk of interest rate fluctuations associated with our 2023 Term Loan B as well as any of our other variable-rate debt. Over the life of the 2023 Term Loan B, we will receive variable interest payments from the counterparty lenders in exchange for our fixed interest rate payments which are made at a weighted average rate of 3.36% across our interest rate swap contracts, without exchange of the underlying notional amount, which was $400.0 million as of both September 30, 2024 and December 31, 2023.
The following tables summarize the net effect of all cash flow hedges for each of our derivative contracts on the condensed consolidated financial statements for the periods presented (in millions):

	(Loss)/Gain Recognized in Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2024	2023	2024	2023
Foreign currency forward contracts	$(3.0)	$1.8	$4.2	$8.9
Interest rate swap contracts	(10.8)	8.5	1.7	18.4
	$(13.8)	$10.3	$5.9	$27.3

		Gain Reclassified from Other Comprehensive Income into Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	Statement of Operations Location	2024	2023	2024	2023
Foreign currency forward contracts	Cost of Products	$1.9	$1.9	$5.6	$4.3
Interest rate swap contracts	Interest Expense	2.7	2.7	8.2	5.5
		$4.6	$4.6	$13.8	$9.8
For the three and nine months ended September 30, 2024, $0.6 million and $2.4 million, respectively, of net gains related to the amortization of forward points were released from accumulated other comprehensive income and recognized in cost of products. Based on the current valuation of our foreign currency forward contracts, we expect to release net losses of $1.1 million related to our foreign currency forward contracts from accumulated other comprehensive income into earnings over the course of the next 12 months.
Foreign Currency Forward Contracts Not Designated as Hedging Instruments
We use foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate the exposure to fluctuations in foreign currency exchange rates due to the remeasurement of certain balance sheet payables and receivables denominated in foreign currencies, as well as gains and losses resulting from the translation of the operating results of our international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from inception. As of September 30, 2024 and December 31, 2023, the notional amounts of our foreign currency forward contracts used to mitigate the exposures discussed above were approximately $274.5 million and $209.4 million, respectively.
The following table summarizes the location of net gains for each type of our derivative contracts recognized in the condensed consolidated statements of operations for the periods presented (in millions):

	Location of Net (Loss)/Gain Recognized in Income on Derivative Instruments	Net (Loss)/Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Foreign currency forward contracts	Other income, net	$(19.7)	$10.9	$9.5	$29.0
During the three months ended September 30, 2024 and 2023, we recognized net foreign currency transaction gains of $17.2 million and losses of $7.0 million, respectively, in other income (expense), net. During the nine months ended September 30, 2024 and 2023, we recognized net foreign currency transaction losses of $1.0 million and $18.0 million, respectively, in other income (expense), net.
Note 16. Accumulated Other Comprehensive Income (Loss)
The following table details amounts reclassified from accumulated other comprehensive income (loss) and foreign currency translation adjustments for the three and nine months ended September 30, 2024 (in millions):

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, June 30, 2024, after tax	$18.3	$(67.9)	$(49.6)
Change in derivative instruments	(13.8)	—	(13.8)
Net gains reclassified to cost of products	(1.9)	—	(1.9)
Net gains reclassified to interest expense	(2.7)	—	(2.7)
Income tax impact on derivative instruments	(4.3)	—	(4.3)
Foreign currency translation adjustments	—	20.6	20.6
Accumulated other comprehensive loss, September 30, 2024, after tax	$(4.4)	$(47.3)	$(51.7)

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, December 31, 2023, after tax	$6.1	$(53.6)	$(47.5)
Change in derivative instruments	5.9	—	5.9
Net gains reclassified to cost of products	(5.6)	—	(5.6)
Net gains reclassified to interest expense	(8.2)	—	(8.2)
Income tax impact on derivative instruments	(2.6)	—	(2.6)
Cumulative foreign currency translation adjustments reclassified into other income upon dissolution of foreign subsidiary	—	3.4	3.4
Foreign currency translation adjustments	—	2.9	2.9
Accumulated other comprehensive loss, September 30, 2024, after tax	$(4.4)	$(47.3)	$(51.7)
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
There were no significant intersegment transactions during the three and nine months ended September 30, 2024 or 2023.

The following table contains information utilized by management to evaluate our operating segments for the interim periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues:
Topgolf	$453.2	$447.7	$1,370.4	$1,322.0
Golf Equipment	293.5	293.4	1,157.2	1,188.1
Active Lifestyle	266.2	299.5	787.3	877.6
Total net revenues	$1,012.9	$1,040.6	$3,314.9	$3,387.7

Segment operating income:
Topgolf	$28.3	$38.9	$87.3	$85.7
Golf Equipment	26.8	35.2	186.3	213.2
Active Lifestyle	19.4	40.0	58.8	96.8
Total segment operating income	74.5	114.1	332.4	395.7
Reconciling items(1)	(40.8)	(40.3)	(128.8)	(125.4)
Total operating income	33.7	73.8	203.6	270.3
Interest expense, net	(57.7)	(52.3)	(173.5)	(153.6)
Other income, net	1.0	5.2	10.8	2.4
Total (loss) income before income taxes	$(23.0)	$26.7	$40.9	$119.1

Additions to property, plant, and equipment:
Topgolf (2)	$71.2	$122.0	$200.9	$378.5
Golf Equipment	2.7	1.1	6.5	6.6
Active Lifestyle	5.6	4.9	17.9	16.2
Corporate	12.1	10.1	24.6	47.7
Total additions to long-lived assets	$91.6	$138.1	$249.9	$449.0

(1) Reconciling items include corporate general and administrative expenses not utilized by management in determining segment profitability, including the amortization of acquired intangible assets, other non-recurring costs associated with our debt modifications, restructuring, integration of new IT systems stemming from acquisitions, and cybersecurity costs.

(2) Amounts for the nine months ended September 30, 2024 include property, plant, and equipment in connection with the acquisition of BigShots (see Note 3).

Note 18. Restructuring
During 2023, we initiated a reorganization and restructuring plan in order to improve the organizational structure of and increase operational efficiencies for certain businesses and functions within our Active Lifestyle and Topgolf operating segments. In connection with the restructuring plan, we have incurred costs for employee termination benefits, legal fees and other costs associated with the exit of certain leased facilities and disposal of property, plant and equipment (“PP&E”). We expect to incur total costs of approximately $35.0 million related to the restructuring plan, including up to $8.1 million in restructuring costs in our Active Lifestyle segment during the fourth quarter of 2024, at which point, we expect for the restructuring plan to be complete.
The following table summarizes costs related to the restructuring plan recognized within cost of products, selling, general and administrative expenses, and research and development expenses in the condensed consolidated statement of operations for the periods presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee termination & severance	$2.3	$1.7	$9.4	$4.5
PP&E and lease disposal costs	0.2	1.0	3.8	1.3
Legal & other	0.3	—	1.4	—
Total Restructuring	$2.8	$2.7	$14.6	$5.8
As of September 30, 2024, we have incurred $26.9 million in total costs related to the restructuring plan, of which $21.5 million and $5.4 million were incurred in our Active Lifestyle and Topgolf operating segments, respectively.
The following table summarizes the restructuring liability that is included in accounts payable and accrued expenses, accrued employee compensation and benefits, and other current liabilities on the condensed consolidated balance sheet as of the periods presented below (in millions):

	Employee Termination costs	PP&E disposals and lease termination costs	Legal & Other costs	Total
Balance at December 31, 2023	$3.2	$—	$0.8	$4.0
Additions	9.8	3.8	1.4	15.0
Payments	(5.8)	(0.1)	(1.4)	(7.3)
Non-Cash Adjustments	(0.5)	(2.6)	(0.5)	(3.6)
Balance at September 30, 2024	$6.7	$1.1	$0.3	$8.1
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
Intent to Separate into Two Independent Companies
In September 2024, we announced a strategic plan to pursue a separation of our business into two independent companies: Callaway, a leader in golf equipment with a highly complementary Active Lifestyle business; and Topgolf, a category leading, high-growth, pure-play venue-based golf entertainment business. We expect to effect the separation through a spin-off of the Topgolf business to our shareholders in a transaction that is intended to be tax-free to both us and our shareholders for U.S. federal income tax purposes. While we expect that a spin-off of Topgolf into a stand-alone public company is the most likely separation path, we will continue to evaluate other options for separation in order to maximize shareholder value. We expect to complete the spin-off of Topgolf in the second half of 2025, but there can be no assurance regarding the ultimate timing, terms, or form of the separation, or that the separation will ultimately occur.
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
•Net income and diluted earnings per share excluding the non-cash amortization of purchase accounting adjustments associated with acquired intangible assets, including acquired customer and distributor relationships and acquired developed technology related to our merger with Topgolf, acquisitions of Jack Wolfskin, TravisMathew and OGIO, and distribution rights in the Korea apparel market (collectively, the “Acquisitions”). While the amortization of these assets is excluded from our calculation of non-GAAP net income, the revenue, operating costs and associated acquired assets that contribute to the revenue generation associated with these acquired companies is reflected in our calculation of non-GAAP net income.
•Net income and diluted earnings per share excluding certain non-recurring charges, as further detailed below.
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
Topgolf
Our Topgolf operating segment is primarily comprised of Company-operated domestic and international Topgolf venues, which are equipped with technology-enabled hitting bays, multiple bars, dining areas and event spaces. Our Company-operated venues also offer advertising partnerships to corporate sponsors to feature their names and logos at Topgolf venues and on other media platforms. Revenue from Company-operated venues is primarily derived from the sale of food and beverage, gameplay, and events. As of September 30, 2024, we had 98 Company-operated venues, including 92 Topgolf venues and two Company-owned BigShots venues, throughout the United States, and four Company-operated venues in the United Kingdom. In addition to our Company-operated venues, we also have five international franchised Topgolf venues from which we receive royalties.
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
Current Economic Conditions
Macroeconomic Factors
Our products and services are considered to be non-essential items and are therefore discretionary purchases for consumers. As a result, the demand for our products and services is sensitive to unfavorable macroeconomic conditions. In the third quarter of 2024, we continued to experience soft market conditions as macroeconomic factors, including sustained inflation and high interest rates, continued to put downward pressure on consumer and corporate discretionary spending. While we generally try to mitigate the impact of such macroeconomic factors by closely monitoring changes in consumer retail spending behavior and through the implementation of various strategic initiatives, the persistence of these trends may have an adverse impact on our operating results depending on the severity and length of the changes.
Foreign Currency
A significant portion of our business is conducted outside of the United States in currencies other than the U.S. dollar. Therefore, we enter into foreign currency forward contracts to mitigate the effects that changes in foreign currency rates may have on our financial results. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency rates in the short-term, they do not eliminate those effects, which can be significant, and they do not mitigate their effects over the long-term. These effects include (i) the translation and remeasurement of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies and (iii) the mark-to-market adjustments of our foreign currency forward contracts. In general, our overall financial results are affected positively by a weaker U.S. dollar and negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. For the three and nine months ended September 30, 2024, foreign currency fluctuations had a favorable impact of $2.1 million and an unfavorable impact of $16.5 million on international net revenues, respectively.

Results of Operations
Net Revenues
Net revenues by operating segment for the periods presented below were as follows (in millions, except percentages):

	Three Months Ended September 30,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2023	Nine Months Ended September 30,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2023
	2024	2023	Dollars	Percent	Percent	2024	2023	Dollars	Percent	Percent
Net revenues:
Topgolf	$453.2	$447.7	$5.5	1.2%	1.0%	$1,370.4	$1,322.0	$48.4	3.7%	3.5%
Golf Equipment	293.5	293.4	0.1	—%	0.1%	1,157.2	1,188.1	(30.9)	(2.6)%	(1.5)%
Active Lifestyle	266.2	299.5	(33.3)	(11.1)%	(11.6)%	787.3	877.6	(90.3)	(10.3)%	(9.7)%
Total net revenues	$1,012.9	$1,040.6	$(27.7)	(2.7)%	(2.9)%	$3,314.9	$3,387.7	$(72.8)	(2.1)%	(1.7)%
Total net revenues for the three and nine months ended September 30, 2024 decreased $27.7 million (2.7%) and $72.8 million (2.1%), respectively, primarily due to the following;
Topgolf
The $5.5 million (1.2%) and $48.4 million (3.7%) increases in Topgolf net revenues for three and nine months ended September 30, 2024, respectively, were primarily due to incremental revenues from new Company-operated venue openings and Toptracer bay installations, partially offset by a decline in same venue sales due to slower walk-in traffic and a softer corporate events business.
Golf Equipment
The $0.1 million increase in Golf Equipment net revenues for the three months ended September 30, 2024 was primarily due to the timing of golf club product shipments in the current quarter, partially offset by softer market conditions in Korea and the United States.
The $30.9 million (2.6%) decrease in Golf Equipment net revenues for the nine months ended September 30, 2024 was primarily due to declines in golf club and golf ball sales due to softer market conditions in Korea combined with unfavorable foreign currency impacts in Asia.
Active Lifestyle
The $33.3 million (11.1%) and $90.3 million (10.3%) decreases in Active Lifestyle net revenues for the three and nine months ended September 30, 2024, respectively, were primarily due to a decline in wholesale sales at Jack Wolfskin resulting from soft market conditions in the European market, combined with an expected decline in wholesale sales at TravisMathew due to a corporate channel sell-in during 2023, which did not recur in 2024. In addition, sales in the Callaway soft goods business also decreased, primarily due to market softness in Asia, partially offset by incremental revenues from new TravisMathew stores.
During the three months ended September 30, 2024, foreign currency fluctuations had a favorable impact of $2.1 million on net revenues. During the nine months ended September 30, 2024, foreign currency fluctuations had an unfavorable impact of $16.5 million on net revenues.
Net revenues by major geographic region for the periods presented below were as follows (in millions, except percentages):

	Three Months Ended September 30,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2023	Nine Months Ended September 30,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2023
	2024	2023	Dollars	Percent	Percent	2024	2023	Dollars	Percent	Percent
Net revenues:
United States	$724.6	$737.3	$(12.7)	(1.7)%	(1.7)%	$2,444.9	$2,435.1	$9.8	0.4%	0.4%
Europe	136.6	149.5	(12.9)	(8.6)%	(10.4)%	392.1	423.3	(31.2)	(7.4)%	(8.7)%
Asia	127.0	130.7	(3.7)	(2.8)%	(2.2)%	363.7	419.1	(55.4)	(13.2)%	(8.1)%
Rest of World	24.7	23.1	1.6	6.9%	6.1%	114.2	110.2	4.0	3.6%	4.5%
Total net revenues	$1,012.9	$1,040.6	$(27.7)	(2.7)%	(2.9)%	$3,314.9	$3,387.7	$(72.8)	(2.1)%	(1.7)%
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
United States
The $12.7 million (1.7%) decrease for the three months ended September 30, 2024 was primarily due to a decrease in wholesale sales at TravisMathew due to a corporate channel sell -in during the third quarter of 2023, which did not recur in 2024, partially offset by an increase in Topgolf sales.
The $9.8 million (0.4%) increase for the nine months ended September 30, 2024 was primarily due to incremental revenues from the opening of new Company-operated Topgolf venues, partially offset by a decline in same venue sales combined with the decline in corporate channel wholesale sales at TravisMathew.
Europe
During the three and nine months ended September 30, 2024, net revenues in Europe decreased $12.9 million (8.6%) and $31.2 million (7.4%), respectively, compared to the three and nine months ended September 30, 2023, primarily due to declines in wholesale sales at Jack Wolfskin. This decrease was partially offset by increases in golf club sales and Toptracer installations.
Asia
During the three and nine months ended September 30, 2024, net revenues in Asia decreased $3.7 million (2.8%) and $55.4 million (13.2%) compared to the three and nine months ended September 30, 2023, primarily due to continued soft market conditions in the golf equipment and apparel markets in Korea, combined with unfavorable foreign currency impacts primarily in Japan and Korea. These decreases were partially offset by an increase in sales in the Jack Wolfskin China business.
Rest of World
During the three and nine months ended September 30, 2024, net revenues in Rest of World increased by $1.6 million (6.9%) and $4.0 million (3.6%), respectively, compared to the three and nine months ended September 30, 2023, primarily due to increased Golf Equipment and Active Lifestyle sales in Canada and Australia.
Foreign Currency
For the three and nine months ended September 30, 2024, foreign currency exchange rates had a favorable impact of $2.1 million and an unfavorable impact of $16.5 million, respectively, on international net revenues.

Costs and Expenses (in millions, except percentages)

	Three Months Ended September 30,		Growth/(Decline)		Nine Months Ended September 30,		Growth/(Decline)
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Costs and expenses:
Cost of products	$328.5	$337.1	$(8.6)	(2.6)%	$1,116.8	$1,167.0	$(50.2)	(4.3)%
Cost of services, excluding depreciation and amortization	48.6	45.6	3.0	6.6%	140.9	141.4	(0.5)	(0.4)%
Other venue expense	325.6	312.1	13.5	4.3%	988.4	934.7	53.7	5.7%
Selling, general and administrative expense	250.6	242.5	8.1	3.3%	783.1	790.6	(7.5)	(0.9)%
Research and development expense	22.0	22.6	(0.6)	(2.7)%	72.2	67.4	4.8	7.1%
Venue pre-opening costs	3.9	6.9	(3.0)	(43.5)%	9.9	16.3	(6.4)	(39.3)%
Total costs and expenses	$979.2	$966.8	$12.4	1.3%	$3,111.3	$3,117.4	$(6.1)	(0.2)%
Cost of Products
Cost of products is variable in nature and fluctuates relative to sales volumes. Cost of products includes raw materials and component costs, direct labor and manufacturing overhead, inbound freight, duties and shipping charges, and retail merchandise costs for products sold in retail shops within Topgolf venue facilities. During the three and nine months ended September 30, 2024, cost of products decreased $8.6 million (2.6%) and $50.2 million (4.3%), respectively, compared to the three and nine months ended September 30, 2023, respectively. These decreases were primarily due to decreased sales in our Active Lifestyle operating segment, partially offset by increased freight costs in the Golf Equipment operating segment.
Cost of Services, excluding Depreciation and Amortization
Cost of services, excluding depreciation and amortization (“cost of services”), includes the cost of food and beverages sold in our Topgolf venues as well as certain costs associated with our Toptracer ball-flight tracking technology, Swing Suite indoor multi-sport simulators and the WGT digital golf game.
During the three months ended September 30, 2024, cost of services increased $3.0 million (6.6%) compared to the three months ended September 30, 2023, primarily due to incremental costs related to additional venue openings combined with higher food and beverage commodity costs.
During the nine months ended September 30, 2024, cost of services decreased $0.5 million (0.4%) compared to the nine months ended September 30, 2023, primarily due to a decline in same venue sales and lower food and beverage commodity costs, combined with a favorable shift in revenue mix in 2024. These decreases were partially offset by incremental costs related to new venue openings.
Other Venue Expense
Other venue expenses primarily consist of depreciation and amortization, venue employee costs, rent, utilities, marketing and other costs associated with Topgolf venues. During the three and nine months ended September 30, 2024, other venue expenses increased $13.5 million (4.3%) and $53.7 million (5.7%), respectively, compared to the three and nine months ended September 30, 2023, primarily due to the addition of new Company-operated Topgolf venues since September 30, 2023, partially offset by operational efficiencies in the venues.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expenses primarily consist of non-venue employee costs, advertising and promotional expense, legal and professional fees, tour expenses, travel expenses, building and rent expenses, depreciation charges (excluding those related to manufacturing, distribution, and venue operations), amortization, and other miscellaneous expenses. During the three and nine months ended September 30, 2024, SG&A expenses increased $8.1 million (3.3%) and decreased $7.5 million (0.9%), respectively, compared to the three and nine months ended September 30, 2023.

The $8.1 million increase for the three months ended September 30, 2024 was primarily related to increases in computer software and equipment costs related to licenses and the implementation of new computer software, higher employee benefits and payroll-related costs due to an increase in corporate headcount, and an increase in selling and marketing costs primarily related to additional advertising spend. These increases were partially offset by decreases in tour player performance bonuses, professional fees and IT related consulting costs.
The $7.5 million decrease for the nine months ended September 30, 2024 was primarily related to lower employee costs in our Topgolf operating segment due to restructuring and reorganization initiatives which took place during the fourth quarter of 2023, in addition to decreases in selling and marketing costs related to ambassador endorsement agreements and tour player performance bonuses and television and digital advertising expenditures. These decreases were partially offset by increases in computer software and equipment costs related to licenses and implementation costs for new computer software and cybersecurity programs.
Research and Development Expense
Research and development expenses are comprised of costs to design, develop, test or improve our products and technology, and primarily include employee costs of personnel engaged in research and development activities, research costs and depreciation expense. During the three and nine months ended September 30, 2024, research and development expenses decreased $0.6 million (2.7%) and increased $4.8 million (7.1%), respectively, compared to the three and nine months ended September 30, 2023.
The $0.6 million decrease for the three months ended September 30, 2024 was primarily due to reduced employee costs as a result of restructuring initiatives which took place during the fourth quarter of 2023 at our Topgolf operating segment, partially offset by increases in computer software and equipment costs related to software licenses.
The $4.8 million increase for the nine months ended September 30, 2024 was primarily driven by additional asset impairment charges related to the abandonment of the Shankstars media game and increases in computer software and equipment costs related to software licenses.
Venue Pre-Opening Costs
Venue pre-opening costs are primarily related to the costs associated with activities prior to the opening of new Company-operated Topgolf venues, and consist of, but are not limited to, labor, rent and occupancy costs, and travel and marketing expenses. These costs fluctuate based on the planned timing, size and location of new venues. During the three and nine months ended September 30, 2024, venue pre-opening costs decreased $3.0 million (43.5%) and $6.4 million (39.3%), respectively, compared to the three and nine months ended September 30, 2023 due to fewer planned venue openings in 2024.
Other Income and Expense (in millions, except percentages)

	Three Months Ended September 30,		Growth/(Decline)		Nine Months Ended September 30,		Net Change
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Other income and expenses:
Interest expense, net	$(57.7)	$(52.3)	$(5.4)	10.3%	$(173.5)	$(153.6)	$(19.9)	13.0%
Other income, net	1.0	5.2	(4.2)	(80.8)%	10.8	2.4	8.4	350.0%
Total other expense, net	$(56.7)	$(47.1)	$(9.6)	20.4%	$(162.7)	$(151.2)	$(11.5)	7.6%

Interest expense, net increased $5.4 million (10.3%) and $19.9 million (13.0%) during the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, primarily due to an increase in venue financing interest as the result of the opening of new Topgolf venues, partially offset by decreased interest expense on our term loan as a result of the debt repricing that took place during the first quarter of 2024 combined with lower outstanding balances.
Other income, net decreased $4.2 million (80.8%) during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in net foreign currency losses, partially offset by the receipt of dividends on our money market accounts.
Other income, net increased $8.4 million (350.0%) during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a decrease in net losses on foreign currency transactions, a decrease in transactional losses from refinancing our long-term debt in 2024 and dividend income from our investment in Full Swing and our money market accounts, partially offset by a decrease in net gains on foreign currency hedging contracts.
Income Taxes
Income taxes decreased $16.4 million to an income tax benefit of $19.4 million for the three months ended September 30, 2024, compared to an income tax benefit of $3.0 million for the three months ended September 30, 2023. As a percentage of pre-tax income, our effective tax rate for the three months ended September 30, 2024 increased to 84.3% compared to (10.8)% in the comparable period of 2023. Our effective tax rate for the three months ended September 30, 2024 was impacted by valuation allowances accrued year-to-date associated with the forecasted mix of jurisdictional earnings, and forecasted U.S. income tax credits. Our effective tax rate for the three months ended September 30, 2023 was impacted by a change in the forecasted full year earnings.
Income taxes increased $28.9 million to an income tax benefit of $24.1 million for the nine months ended September 30, 2024, compared to an income tax benefit of $53.0 million for the nine months ended September 30, 2023. As a percentage of pre-tax income, our effective tax rate for the nine months ended September 30, 2024 decreased to (58.9)% compared to (44.4)% in the comparable period of 2023. Our effective tax rate for the nine months ended September 30, 2024 was impacted by valuation allowances accrued year-to-date associated with the forecasted mix of jurisdictional earnings, and forecasted U.S. income tax credits. Our effective tax rate for the nine months ended September 30, 2023 was impacted by the reversal of a significant portion of the valuation allowances on our deferred tax assets and other non-recurring items.

Net Income, Diluted Earnings Per Share and Reconciliation of Non-GAAP Measures
The following table presents a reconciliation of our results for the three months ended September 30, 2024 and 2023 to our non-GAAP results for the same periods (in millions, except per share information):

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Net (Loss) Income	Diluted (Loss) Earnings per share (4) (5)	Net Income	Diluted Earnings per share (4) (5)
GAAP	$(3.6)	$(0.02)	$29.7	$0.16
Less: Non-cash amortization of acquired intangibles (1)	(2.9)	(0.02)	(2.1)	(0.01)
Less: Non-recurring items (2)	(5.0)	(0.03)	(4.3)	(0.02)
Less: Tax valuation allowance (3)	—	—	0.3	—
Non-GAAP	$4.3	$0.02	$35.8	$0.19

GAAP diluted weighted-average shares outstanding		183.8		201.2
Non-GAAP diluted weighted-average shares outstanding		184.6		201.2

(1) Includes the non-cash amortization of purchase accounting adjustments associated with acquired intangible assets stemming from our Acquisitions, including acquired customer and distributor relationships and acquired developed technology. See “Discussion of Non-GAAP Measures” above for further information. Starting in the second quarter of 2024, the depreciation and amortization of all other purchase accounting adjustments associated with our Acquisitions will be excluded from our non-GAAP adjustments. As such, prior period amounts have been recast in order to conform with the current period presentation. For the three months ended September 30, 2024 and 2023, non-cash depreciation and amortization related to these excluded purchase accounting adjustments was $0.9 million and $3.0 million, respectively.

(2) For 2024, amounts primarily include $2.8 million of restructuring and reorganization charges in our Active Lifestyle operating segment, $2.6 million of costs related to the planned separation of Topgolf, and $0.3 million in IT integration charges including costs associated with the implementation of a new cloud based HRM system. For 2023, amounts primarily included $2.7 million in non-recurring restructuring and reorganization charges in our Active Lifestyle operating segment, and $1.5 million in non-recurring IT costs related to a cybersecurity incident.

(3) Related to the release of tax valuation allowances that were recorded in connection with the merger with Topgolf.
(4) Diluted earnings per share is calculated using the if-converted method, which excludes interest expense related to the Convertible Notes from the calculation of net income in periods where income is reported. During the three months ended September 30, 2024, GAAP diluted weighted-average shares outstanding are equivalent to basic weighted-average shares outstanding due to the Net Loss position. During the three months ended September 30, 2024, Non-GAAP diluted weighted-average shares outstanding exclude the impact of the Convertible Notes, which were anti-dilutive for the period.

(5) When aggregated, diluted earnings per share amounts may not be additive due to rounding.
On a GAAP basis, net income decreased to a net loss of $3.6 million for the three months ended September 30, 2024 compared to net income of $29.7 million for the three months ended September 30, 2023. Diluted loss per share was $(0.02) for the three months ended September 30, 2024 as compared to diluted earnings per share of $0.16 for the same period in 2023. On a non-GAAP basis, excluding the items described in the table above, our net income and diluted earnings per share for the three months ended September 30, 2024 would have been $4.3 million and $0.02 per share, respectively, compared to $35.8 million and $0.19 per share, respectively, for the same period in 2023. The decrease in GAAP and non-GAAP net income was primarily due to a decrease in segment operating income as discussed below, combined with the unfavorable impact of foreign currency fluctuations and an increase in interest expense.

The following table presents a reconciliation of our results for the nine months ended September 30, 2024 and 2023 to our non-GAAP results for the same periods (in millions, except per share information):

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Net Income	Diluted Earnings per share (4) (5)	Net Income	Diluted Earnings per share (4) (5)
GAAP	$65.0	$0.35	$172.1	$0.88
Less: Non-cash amortization of acquired intangibles (1)	(7.3)	(0.04)	(8.5)	(0.04)
Less: Non-recurring items (2)	(29.5)	(0.15)	(20.6)	(0.10)
Less: Tax valuation allowance (3)	—	—	59.4	0.29
Non-GAAP	$101.8	$0.54	$141.8	$0.73

GAAP diluted weighted-average shares outstanding		199.3		201.3
Non-GAAP diluted weighted-average shares outstanding		199.3		201.3

(1) Includes the non-cash amortization of purchase accounting adjustments associated with acquired intangible assets stemming from our Acquisitions, including acquired customer and distributor relationships and acquired developed technology. See “Discussion of Non-GAAP Measures” above for further information. Starting in the second quarter of 2024, the depreciation and amortization of all other purchase accounting adjustments associated with our Acquisitions will be excluded from our non-GAAP adjustments. As such, prior period amounts have been recast in order to conform with the current period presentation. For the nine months ended September 30, 2024 and 2023, non-cash depreciation and amortization related to these excluded purchase accounting adjustments was $4.2 million and $9.7 million, respectively.

(2) For 2024, amounts primarily include $14.6 million of restructuring and reorganization charges in our Active Lifestyle operating segment, $4.7 million in charges related to our 2024 debt repricing, $3.4 million of charges related to the impairment and abandonment of the Shankstars media game in the Topgolf segment, $2.6 million of costs incurred related to the planned separation of Topgolf, $2.1 million in IT integration charges including costs associated with the implementation of a new cloud based HRM system, and $1.4 million in IT costs related to a 2023 cybersecurity incident. For 2023, amounts primarily included $5.8 million in non-recurring restructuring and reorganization charges in our Active Lifestyle segment, $3.7 million in non-recurring IT integration and implementation costs stemming from the Acquisitions, $1.5 million in non-recurring costs related to a cybersecurity incident, and $13.6 million in total charges related to our 2023 debt modification.

(3) Related to the release of tax valuation allowances that were recorded in connection with the merger with Topgolf.
(4) Diluted earnings per share is calculated using the if-converted method, which excludes interest expense related to the Convertible Notes from the calculation of net income.
(5) When aggregated, diluted earnings per share amounts may not be additive due to rounding.
On a GAAP basis, net income for the nine months ended September 30, 2024 decreased to $65.0 million compared to $172.1 million for the nine months ended September 30, 2023. Diluted earnings per share decreased to $0.35 for the nine months ended September 30, 2024 compared to $0.88 per share for the same period in 2023. On a non-GAAP basis, excluding the items described in the table above, our net income and diluted earnings per share for the nine months ended September 30, 2024 would have been $101.8 million and $0.54 per share, respectively, compared to $141.8 million and $0.73 per share, respectively, for the same period in 2023. The decrease in GAAP and non-GAAP net income was primarily due to a decrease in segment operating income as discussed below combined with an increase in interest expense, partially offset by an increase in other income. In addition, GAAP net income was negatively impacted by a lower income tax benefit in 2024 due to the reversal of a valuation allowance in 2023.

Operating Segment Results for the Three and Nine Months Ended September 30, 2024 and 2023 (in millions, except percentages)

	Three Months Ended September 30,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2023(1)	Nine Months Ended September 30,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2023(1)
	2024	2023	Dollars	Percent	Percent	2024	2023	Dollars	Percent	Percent
Net revenues:
Venues	$428.9	$430.5	$(1.6)	(0.4)%	(0.4)%	$1,308.3	$1,270.4	$37.9	3.0%	2.9%
Other business lines	24.3	17.2	7.1	41.3%	38.4%	62.1	51.6	10.5	20.3%	19.2%
Topgolf	453.2	447.7	5.5	1.2%	1.0%	1,370.4	1,322.0	48.4	3.7%	3.5%
Golf clubs	226.0	222.2	3.8	1.7%	1.7%	882.1	913.3	(31.2)	(3.4)%	(2.1)%
Golf balls	67.5	71.2	(3.7)	(5.2)%	(5.1)%	275.1	274.8	0.3	0.1%	0.5%
Golf Equipment	293.5	293.4	0.1	—%	0.1%	1,157.2	1,188.1	(30.9)	(2.6)%	(1.5)%
Apparel	180.6	211.7	(31.1)	(14.7)%	(15.2)%	485.2	531.3	(46.1)	(8.7)%	(8.0)%
Gear, accessories, & other	85.6	87.8	(2.2)	(2.5)%	(2.8)%	302.1	346.3	(44.2)	(12.8)%	(12.3)%
Active Lifestyle	266.2	299.5	(33.3)	(11.1)%	(11.6)%	787.3	877.6	(90.3)	(10.3)%	(9.7)%
Total net revenues	$1,012.9	$1,040.6	$(27.7)	(2.7)%	(2.9)%	$3,314.9	$3,387.7	$(72.8)	(2.1)%	(1.7)%

Segment operating income:
Topgolf	$28.3	$38.9	$(10.6)	(27.2)%		$87.3	$85.7	$1.6	1.9%
Golf Equipment	26.8	35.2	(8.4)	(23.9)%		186.3	213.2	(26.9)	(12.6)%
Active Lifestyle	19.4	40.0	(20.6)	(51.5)%		58.8	96.8	(38.0)	(39.3)%
Total segment operating income	74.5	114.1	(39.6)	(34.7)%		332.4	395.7	(63.3)	(16.0)%
Reconciling Items(2)	(40.8)	(40.3)	(0.5)	1.2%		(128.8)	(125.4)	(3.4)	2.7%
Total operating income	33.7	73.8	(40.1)	(54.3)%		203.6	270.3	(66.7)	(24.7)%
Interest expense, net	(57.7)	(52.3)	(5.4)	10.3%		(173.5)	(153.6)	(19.9)	13.0%
Other income, net	1.0	5.2	(4.2)	(80.8)%		10.8	2.4	8.4	350.0%
Total (loss) income before income taxes	$(23.0)	$26.7	$(49.7)	(186.1)%		$40.9	$119.1	$(78.2)	(65.7)%

(1) Calculated by applying 2023 exchange rates to 2024 reported sales in regions outside the United States.
(2) Reconciling items include corporate general and administrative expenses not utilized by management in determining segment profitability, including non-cash amortization expense of intangible assets in connection with the acquisitions and non-recurring costs as discussed above.

Topgolf
During the three and nine months ended September 30, 2024, Topgolf net revenues increased $5.5 million (1.2%) and $48.4 million (3.7%), respectively, and operating income decreased $10.6 million (27.2%) and increased $1.6 million (1.9%), respectively, both compared to the same period in 2023.
For the three and nine months ended September 30, 2024, the increase in Topgolf net revenues was primarily due to the continued opening of new Company-operated venues, partially offset by a decline in same venue sales due to softer walk-in traffic and a weaker events business. The decrease in operating income for the three months ended September 30, 2024 was primarily due to a decline in operating leverage due to lower same venue sales, partially offset by improvements in operational efficiencies and cost management at the venues. The increase in operating income for the nine months ended September 30, 2024 was primarily due to incremental revenues from the opening of new Company-operated venues combined with improved operating leverage resulting from favorable food and beverage costs and labor efficiencies, in addition to lower corporate overhead and venue pre-opening expenses, partially offset by a decrease in same venue sales.

Golf Equipment
During the three and nine months ended September 30, 2024, Golf Equipment net revenues increased slightly by $0.1 million to $293.5 million and decreased $30.9 million (2.6%), respectively, and segment operating income decreased $8.4 million (23.9%) and $26.9 million (12.6%), respectively, both compared to the same period in 2023. The slight increase in net revenues for the three months ended September 30, 2024 was primarily due to the timing of golf club product shipments in the current quarter, partially offset by softer market conditions in Korea and the United States. The decrease in net revenues for the nine months ended September 30, 2024 was primarily due to declines in golf club and golf ball sales due to softer market conditions in Korea combined with unfavorable foreign currency impacts in Asia.

The decrease in operating income for the three and nine months ended September 30, 2024 was primarily due to softer market conditions in Korea combined with higher freight costs and unfavorable foreign currency.
Active Lifestyle
During the three and nine months ended September 30, 2024, Active Lifestyle net revenues decreased $33.3 million (11.1%) and $90.3 million (10.3%), respectively, and operating income decreased $20.6 million (51.5%) and $38.0 million (39.3%), respectively, both compared to the same period in 2023.
The decrease in net revenues for the three months ended September 30, 2024 was primarily driven by a decrease in sales of Jack Wolfskin soft goods due a decline in wholesale revenue resulting from soft market conditions in Europe, and an expected decrease in wholesale revenue in the TravisMathew business from corporate channel sell-ins during 2023, which did not recur in 2024. The decrease in operating income for the three months ended September 30, 2024 was primarily due to the decrease in revenue combined with operating expense deleverage.
The decrease in net revenues for the nine months ended September 30, 2024 was primarily driven by decreases in sales of Callaway, Jack Wolfskin and TravisMathew soft goods. The decrease in Callaway soft goods sales was primarily due to softer market conditions in Korea and the impact of unfavorable changes in foreign currency rates. The decline in Jack Wolfskin revenue was primarily due to a decline in wholesale channel sales resulting from soft market conditions in Europe, and the decrease at TravisMathew was primarily due to an expected decrease in corporate channel sales resulting from a sell-in during the first quarter of 2023, which did not recur in 2024, partially offset by direct-to-consumer growth in the retail and e-commerce channels. The decrease in operating income during the nine months ended September 30, 2024 was primarily due to the decreases in revenue and operating expense deleverage.
Financial Condition
Our cash and cash equivalents, including restricted cash, increased $48.7 million to $447.5 million at September 30, 2024 from $398.8 million at December 31, 2023. During the nine months ended September 30, 2024, we used our cash and cash equivalents in addition to proceeds received from lease financings to fund operations, purchase capital expenditures, repurchase stock, and complete the BigShots acquisition. Additionally, during the second quarter of 2024, we made a $50.0 million partial repayment of the outstanding principal of our Term Loan B. We believe that our existing funds and existing sources of and access to capital and any future financings, as necessary, are adequate to fund our future operations. For further information related to our financing arrangements, see Note 6 “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q.

Our accounts receivable balance fluctuates throughout the year as a result of the general seasonality of our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, accounts receivable are generally the highest during the first and second quarters during the seasonal peak in the golf industry, and generally decline significantly during the third and fourth quarters as a result of an increase in cash collections combined with lower seasonal sales. Our Active Lifestyle accounts receivable balances are generally higher during the third and fourth quarters, primarily due to the seasonal concentration of sales for the Jack Wolfskin business during the fall and winter seasons. Our Topgolf venue business primarily records revenue and collects payment at point-of-sale, therefore, Topgolf’s accounts receivable balance is smaller than our other business segments and primarily consists of media partnership receivables. As of September 30, 2024, our consolidated net accounts receivable increased to $286.4 million from $200.5 million at December 31, 2023. The increase reflects the seasonality of our golf equipment sales. Net accounts receivable as of September 30, 2024 decreased $18.2 million compared to September 30, 2023, primarily due to decreased net sales.
Our inventory balance fluctuates throughout the year as a result of the general seasonality of certain operating segments within our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, the buildup of inventory generally begins during the fourth quarter and continues into the first quarter and beginning of the second quarter in order to meet increased demand during the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Active Lifestyle inventory levels start to increase during the second quarter and continue to increase into the third and fourth quarters primarily due to the seasonal nature of our Jack Wolfskin business, whose products are significantly geared towards the fall and winter seasons. Topgolf is primarily a service-based business which maintains lower inventory balances than our other business segments, primarily consisting of food and beverages as well as retail merchandise and Toptracer inventory. As of September 30, 2024, our inventory decreased $128.0 million to $666.4 million, compared to December 31, 2023, which reflects the general seasonality of our business combined with the sell-through of out-of-season inventory in our Active Lifestyle business. Our inventory decreased $70.1 million as of September 30, 2024, compared to September 30, 2023, also primarily due to inventory reduction initiatives.

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
Our ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for our products and services, supply chain challenges, price inflation, foreign currency exchange rates, and other risks and uncertainties applicable to us and our business (see “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023).
On March 19, 2024 we entered into an amendment to the 2023 Term Loan B in order to decrease the interest rate and future interest expense on the 2023 Term Loan B and on May 31, 2024, we made an additional discretionary $50.0 million principal payment on the 2023 Term Loan B. As of September 30, 2024, we had $863.0 million in cash and availability under our credit facilities, which is an increase of $129.0 million compared to September 30, 2023. Information about our credit facilities and long-term debt is presented in Note 6 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by this reference.
As of September 30, 2024, approximately 38% of our cash was held in regions outside of the United States. We continue to maintain our indefinite reinvestment assertion with respect to most jurisdictions in which we operate because of local cash requirements to operate our business. If we were to repatriate cash to the United States outside of settling intercompany balances, we may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against our U.S. tax liability, if any. Additionally, we may need to pay certain state income taxes.

Significant Cash Obligations
We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements. The table below summarizes certain significant cash obligations as of September 30, 2024 that will affect our future liquidity (in millions).

	Payments Due By Period
	Total	Remainder of 2024	2025 - 2026	2027 - 2028	Thereafter
Long-term debt(1)	$1,500.3	$4.6	$295.0	$29.2	$1,171.5
Interest payments relating to long-term debt(2)	594.5	27.9	217.2	202.7	146.7
Finance leases, including imputed interest(3)	828.1	2.8	33.6	34.4	757.3
Operating leases, including imputed interest(4)	2,379.2	32.9	331.0	316.7	1,698.6
DLF obligations(5)	4,798.4	14.1	187.7	196.2	4,400.4
Minimum lease payments for leases signed but not yet commenced(6)	388.0	0.1	15.0	16.5	356.4
Capital commitments(7)	106.0	27.0	79.0	—	—
Unconditional purchase obligations(8)	133.1	34.4	83.5	15.2	—
Uncertain tax contingencies(9)	13.1	2.2	1.7	1.2	8.0
Total	$10,740.7	$146.0	$1,243.7	$812.1	$8,538.9

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

(6) Represents future minimum lease payments under lease agreements that have not yet commenced as of September 30, 2024, in relation to future Topgolf facilities and TravisMathew retail stores. For further discussion, see Note 5 “Leases” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(7) Represents capital expenditure commitments under lease agreements for Topgolf venues under construction that have been signed as of September 30, 2024.
(8) During the normal course of business, we enter into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, and intellectual property licensing agreements pursuant to which we are required to pay royalty fees. The amounts listed above approximate the minimum purchase obligations we are obligated to pay under these agreements over the next five years and thereafter as of September 30, 2024. The actual amounts paid under some of the agreements may be higher or lower than these amounts. In addition, we also enter into unconditional purchase obligations with various vendors and suppliers of goods and services during the normal course of business through purchase orders or other documentation or that are undocumented except for an invoice. For further details, see Note 12 “Commitments & Contingencies” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(9) Amounts represent current and non-current portions of uncertain income tax positions as recorded on our Condensed Consolidated Balance Sheets as of September 30, 2024. Amounts exclude uncertain income tax positions that we would be able to offset against deferred taxes. For further discussion, see Note 11 "Income Taxes" in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our financial condition. The fair value of indemnities, commitments and guarantees that we issued during the nine months ended September 30, 2024 was not material to our financial position, results of operations or cash flows.
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
Critical Accounting Estimates
For the nine months ended September 30, 2024, there have been no material changes to our critical accounting estimates from the information reported in our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.
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
As part of our risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which we were exposed at September 30, 2024 through our foreign currency forward contracts.
At September 30, 2024, the estimated loss from our foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $27.9 million. We believe that such a hypothetical loss from our foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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

Interest Rate Fluctuations
We are exposed to interest rate risk from our credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 6 “Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. Our long-term borrowing commitments are subject to interest rate fluctuations, which could be material to our cash flows and results of operations. In order to mitigate this risk, we enter into interest rate swap contracts as part of our interest rate risk management strategy. Information about our interest rate hedges is provided in Note 15 “Derivatives and Hedging” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on our cash flows and results of operations, we performed a sensitivity analysis as part of our risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $4.6 million over the 12-month period ended on September 30, 2024.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2024, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2024.
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
Item 1A. Risk Factors
Certain Factors Affecting Topgolf Callaway Brands
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). Investors should consider the Risk Factors prior to making an investment decision with respect to our stock. There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2023 with respect to the Risk Factors, other than the addition of the Risk Factor below.
The separation of our business into two independent companies may not be completed on the currently contemplated timeline, or at all, and may not achieve the intended benefits.
In September 2024, we announced our intention to pursue the separation of our business into two independent companies, Callaway and Topgolf. We expect to effect the separation through a spin-off of the Topgolf business to our shareholders in a transaction that is intended to be tax-free to both us and our shareholders for U.S. federal income tax purposes. While we expect that a spin-off of Topgolf into a stand-alone public company is the most likely separation path, we will continue to evaluate other options for separation in order to maximize shareholder value. We expect to complete the spin-off of Topgolf in the second half of 2025, but there can be no assurance regarding the ultimate timing, terms, or form of the separation, or that the separation will ultimately occur. Completion of a separation is complex, and completion of the proposed separation and the timing of its completion will be subject to a number of factors and conditions, including the finalization of the structure of the proposed separation, general market conditions, receipt of regulatory approvals, an opinion from tax counsel and/or a private letter ruling from the Internal Revenue Service regarding the tax-free status of the spin-off of the Topgolf business to us and our shareholders for U.S. federal income tax purposes, execution of intercompany agreements, further due diligence as appropriate and final approval by our Board of Directors. Unanticipated developments or changes, including changes in the law, macroeconomic environment and competitive conditions of our markets, the uncertainty of the financial markets and challenges in executing the separation, could delay or prevent the completion of the separation or cause the separation to occur on terms or conditions that are different or less favorable than expected.
Whether or not we complete the separation, our ongoing businesses may face material challenges in connection with the separation, including, but not limited to:

•the diversion of our management’s attention from operating and growing our business as a result of the significant amount of time and effort required to execute the separation;
•foreseen and unforeseen costs and expenses that will be incurred in connection with the separation, including accounting, tax, legal and other professional services costs;
•retaining existing business and operational relationships, including with customers, suppliers and employees, as well as cultivating new business relationships; and
•potential negative reactions from the financial markets if we fail to complete the separation in its currently intended form, within the anticipated time frame or at all.

Additionally, volatility in the world financial markets could increase borrowing costs or affect our ability to access the capital markets. Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or services or in the solvency of our customers or suppliers or if there are other significantly unfavorable changes in economic conditions. These conditions may adversely affect our anticipated timeline to complete the separation and the expected benefits of the separation, including by increasing the time and expense involved in the separation. Other challenges associated with effectively executing the separation include attracting and retaining key management and employees during the pendency of the separation and following its completion, and the fact that the execution of the proposed separation has required, and may continue to require, significant time and attention from our senior management and employees, which could cause disruption in business processes and adversely affect our financial results and our results of operations, and our employees may be distracted due to uncertainty regarding the future state of our company. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or the price of our common stock. Furthermore, if the separation is completed, we cannot provide assurance that the separation will achieve the full strategic and financial benefits expected to result from the separation or maximize shareholder value, nor can we provide assurance that each independent company will be successful in meeting its objectives.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In May 2022, our Board of Directors authorized a $100.0 million share repurchase program (the “2022 Repurchase Program”) under which we are authorized to repurchase shares of our common stock in the open market or in private transactions, subject to our assessment of market conditions and repurchase opportunities. We will assess market conditions, buying opportunities and other factors from time to time and will make strategic repurchases as appropriate. The repurchases will be made in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other factors, and the repurchases will be made consistent with the terms of our credit facilities, which define the amount of stock that can be repurchased. The repurchase program does not require us to acquire a specific number of shares and it will remain in effect until completed or until terminated by the Board of Directors. During the third quarter of 2024, we did not repurchase any shares of our common stock under the 2022 Repurchase Program.
The following table summarizes our purchases during the third quarter of 2024 and includes amounts repurchased under the 2022 Repurchase Program and shares withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. Our repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended September 30, 2024
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
July 1, 2024 - July 31, 2024	—	$—	—	$35,528,182
August 1, 2024 - August 31, 2024	4,669	11.38	—	35,528,182
September 1, 2024 - September 30, 2024	—	—	—	35,528,182
Total	4,669	$11.38	—	$35,528,182
During the third quarter of 2024, we repurchased 4,669 shares of our common stock at an average cost per share of $11.38, for a total cost of $0.1 million, which were related to shares withheld to satisfy payroll tax withholding obligations as described above.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None

Item 5.    Other Information
During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

10.1
Second Amendment to Fifth Amended and Restated Loan and Security Agreement, dated as of July 2, 2024, by and among Topgolf Callaway Brands Corp., certain subsidiaries of Topgolf Callaway Brands Corp., the financial institutions party thereto from time to time as lenders, and Bank of America, N.A. as administrative agent and security trustee, incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, as filed with the Commission on August 7, 2024 (file no. 1-10962).

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
Date: November 12, 2024