Form 10-K
period 2024-12-31
Topgolf Callaway Brands Corp.
filed 2025-03-03
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.1 billion based on the closing sales price of the registrant’s common stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and shares held in treasury, without conceding that any of the excluded parties are “affiliates” of the registrant for purposes of the federal securities laws.
As of February 19, 2025, the number of shares outstanding of the registrant’s common stock, $.01 par value, was 183,396,369.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC” or “Commission”) pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Shareholders, which is scheduled to be held on May 29, 2025. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2024.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “may,” “should,” “will,” “could,” “would,” “anticipate,” “plan,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results, performance, prospects or growth and scale opportunities including, but not limited to, statements relating to our plans to pursue a separation of our Topgolf International, Inc. (“Topgolf”) business and the anticipated benefits and other effects of the separation, the timing and method of the separation, the expected financial and operational performance of, and future opportunities for, each of the two independent companies following the separation, the tax treatment of the separation, the leadership of each of the two independent companies following the separation, future industry and market conditions, strength and demand of our products and services, continued brand momentum, demand for golf and outdoor activities and apparel, continued investments in the business, increases in shareholder value, consumer trends and behavior, the expansion of our leadership position in off-course golf, the strength of our brands, product lines and e-commerce business, pending litigation, availability of capital under our credit facilities, the capital markets or other sources, our conservation and cost reduction efforts, expected leverage levels, future stock repurchases or dividends, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, projected cash flow generation, same venue sales growth, increased venue operating margins, Topgolf venue development, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax provision, the future impact of new accounting standards, the impacts of inflation and changes in foreign exchange rates, and future prospects and growth of our businesses, including TravisMathew, LLC (“TravisMathew”), OGIO International, Inc. (“OGIO”), JW Stargazer Holding GmbH (“Jack Wolfskin”) and Topgolf. These statements are based upon current information and our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:
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
•the effect of terrorist activity, armed conflict, the conflict between Russia and Ukraine or Israel and Hamas, natural disasters or pandemic diseases, on the economy generally, on the level of demand for our products or on our ability to manage our supply and delivery logistics in such an environment; and
•the general risks and uncertainties applicable to us and our business.
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

Topgolf Callaway Brands Corp. Trademarks: The following marks and phrases, among others, are our trademarks: #1 Irons in Golf, #1 Putter in Golf, #1 Putter on Tour, #1 Range Technology in Golf, 2-Ball, 2-Ball Fang, 2-Ball Jailbird, 2 Ball Putter Design, 360 Carbon Chassis, 360 Face Cup, 360 Fade, 3 Deep, Ai 10x, Ai 10x Face, Ai200, Ai300, AI One Cruiser, AI Smart Face, AI Smoke, Alcatraz, Alpha Convoy, Anamatic, Apex, Apex 21, Apex Ai200, Apex Ai300, Apex CB, Apex DCB, Apex MB, Apex Pro, Apex Smoke, Apex TCB, Apex Ti Fusion, Apex Tour, Apex UT, Apex UW, APW, Arm Lock, At Home Outdoors, B21, Backstryke, Batwing, Batwing Technology, Beachside Stealth, Big Bertha, Big Bertha Alpha, Big Bertha B21, Big Bertha Diablo, Big Bertha Diablo & Horned Shield Design, Big Bertha REVA, Biggest Big Bertha, Bigshots Golf, Bigshots Golf Stylized, Big T, Bird of Prey, Black Series, Black Series I, Block Party Stylized, Bogey Free, Broomstick, Callaway, Callaway #1 Irons in Golf, Callaway Customs, Callaway Edge, Callaway Elyte, Callaway Golf, Callaway Media Productions, Callaway Next, Callaway Opus, Callaway Opus Platinum, Callaway Paradym Night Mode, Callaway Reva, Callaway Superfast, Callaway Super Hybrid, Callaway Supersoft, Callaway Supersoft Splatter 360, Callaway X, Callaway XR, Capital, Catch it Clean, Cavity Back Design Pattern (X-14), CF16, C-Grind, Chev, Chev 18, Chevron Design, Chrome Soft, Chrome Soft X, Chrome Tour, Circle Patch Design, Cloud Collection, Cloud Hoodie, Cloud Polo, Cloud Waffle, Coastview, Come Play Around, Cuater, Cuater C logo, Cutwave Sole, CXR, Cyclone Aero Shape, Dawn Patrol, Demonstrably Superior And Pleasingly Different, Destinations by TravisMathew, DFX, Diablo Forged, Diablo Octane, Diablo Tour, Distance Fitting from Callaway, Distance that Defies Convention, Divine Line, Divine Nine, Double Wide, Driver Defender, Driving the Course to Modern Golf, DSPD, Dual Force, Dual Softfast Core, Eagle, Ecostride, Engage, Epic, Epic Flash, Epic Max, Epic Max LS, Epic Speed, Epic Star, ERC, E.R.C. Fusion Stylized, ERC II, ERC Soft, Exclusive Tartan Collection, Exo-Cage, Extended Season, Fairway+, Fairway14, FairwayC, Fateline, Favorite Track, Fibercloud, Fit Disc, Flash Face, Flash Face SS21, Flash Face SS22, Flexcontact, Flex Pod, FLX360, Force Optimizer, Fore Me, Forged 455, Forged X, Friday Ponte, Frost Delay, FT-3, FT-5, FT9, FT-I, FT IQ, FTIZ, FT

Optiforce, FT Tour, Fusetech, Fusion, Fusion Zero, Gambit Pro, GBB, GBB Epic, Gems, Golf Ball on Tee Design, Golf Fusion, Golf Nerd, Gravity Core, Great Big Bertha, Griptac, Hawk Eye, Headliner, Heater Series, Heater Series – Pure Performance, Heavenwood, Hex Aerodynamics, Hexbite, Hex Black Tour, Hex Diablo, Hex Soft, Hex Tour Soft, High Energy Core & Orbit Design, Hightail, HX, HX Diablo, Hyper Dry, Hyper Elastic Softfast Core, Hyper-Lite, Hyperlite Zero, Hyper Speed Face Cup, Hyper X, I.D. Ball, I-Mix, It’s Golf. It’s Not Golf. It’s Topgolf., IZ Power Source, Jack Wolfskin, Jack Wolfskin & Paw Design, Jailbird, Jailbird Character Head Design, Jailbird Versa Striped Club Head Design, Jailbreak, Jailbreak AI Velocity Blades, Jailbreak Speed Frame, Jaws Full Toe, JAWS MD5, Jewel Jam, J Grind, Kings of Distance, Lag Putt, Leader in Modern Golf, Legacy, Legacy Featherweight, Life On Tour, Longer From Everywhere, Lowrider, Lowrider 2.0., Mack Daddy, Mack Daddy CB, Mack Daddy Forged, Made to Meet the Moment, Magna, Make Every Shot Your Best, MarXman, Mavrik, MD3 Milled, MD4 Tactical, Microguard, Microguard Ecosphere, Microhinge Face Insert, Mission:Ambition, Modern Golf, Modg, More Than Just a Pretty Trace, Moveknit, Night Mode, Number One Putter in Golf, Ody, Odyssey, Odyssey AI One, Odyssey AI One Cruiser, Odyssey Eleven, Odyssey Seven, OG, Ogio, Ogio Aero, Ogio Alpha, Ogio Forge, Ogio Fuse, Ogio Pace, Ogio Rise, Ogio Shadow, OGIO Stylized, OGIO XIX, Opening Shot, Open to Close, Opti-Color, Opti Dry, Opti Feel, OptiFit, Opti Fit, Opti Flex, Opti Grip, OptiTherm, Opti Vent, Opus, Opus Platinum, ORG 7, ORG 14, ORG 14M, ORG 15, O Stylized, Our Favorite Time of the Year, Oworks, Paradym, Paradym AI Smoke, Paradym Night Mode, Paw Design, Paw Squared Design, Playing Through, Powered by Toptracer, Power & Soft Feel for Slower Swing Speeds, Practice Green, ProType, PT Stylized, ·R·, Rainspann, R Ball, RCH, Red Ball, Renegade, Rig 9800, Rogue ST, ROGUE Stylized, Rossie, Rule 35, S2H2, Scenic Vista, Scoreline Pattern in White, See the Break, Shaft Shield, Shield Design with Black Background, Shield Design with White Background, Silencer, Skyloft Soft, SLED, Slice Stopper, SMALL BATCH Hand Holding Hammer Badge, Solaire, Solar Noon, Speed Cartridge, Speed Frame, Speed Step, Speed Tuned, Spin Gen Face Technology, Spin Machine, Square Way, SRT, Steelhead, Steelhead XR, Step Sole, Strata, Strata Boom, Stroke Lab, Sub Zero, Superhot, Sure-Out, Sweeter from Every Spot, Swing Suite, Swing Tech, Swirl Design, Swirl Design & ODYSSEY, Syntech, Tank, TA Winter, Tee It High, Thermal Bomber, The Sure Thing, TMove, Ti 340 Mini, Ti340 Mini Driver, TM Stylized, Toe Up, TopChip, TopContender, TopDrive, Topgolf, Topgolf Block Party, Topgolf Callaway Brands, Topgolf Coach, Topgolf Live, Topgolf Media, Topgolf Open, Topgolf Outfield Trade Dress, TopPressure, TopScore, TopScramble, TopShot, TopTracer, Toptracer Coach, TopTracer Range, Toulon, Toulon Garage, Tour Aero, Tour Authentic, Tour I, Tour IZ, Tour Tested, Trade In! Trade Up!, Training Aid, TravisMathew, Triforce, Tri Hot, Tri-Hot 5K, Triple Diamond Design, Triple Track Stripes Design, Trutrack, Truvis, Truvis Pattern, T Stylized, Tungsten Speed Cartridge, Tuttle, Versa, VFT, VTEC, Warbird, War Bird, Weather Series, Weather Spann, Wedgeducation, W-Grind, White Damascus, White Hot, White Hot Microhinge, White Hot OG, White Hot RX Stylized, White Hot Tour, White Hot XG, White Ice, White Trapezoid Design, Winter Rules, Winter Term, Woode, X1, X-12, X-14, X18,X-18, X-20, X-22, X-24, X460, X-ACT, X Forged, X Hot, X Hot Pro, XR16, XR OS, XR Speed, XR Stylized, X Series, X Series Jews, X-Spann, X Stylized, X-Tech, XTT, Z Grind, Zinna.

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
•Our revenue growth and profitability are impacted by our same venue sales, which have recently declined, and there are material risks to our ability to increase such sales.
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
•The growth strategy for our Topgolf business depends in part on our ability to open new venues in existing and new markets.
•New venues, once opened, may not be profitable or may close, which would adversely affect our business as well as our financial condition and results of operations and ability to execute our growth strategy.
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
•International political instability and terrorist activities may decrease demand for our products and services and disrupt our business.

Risks Related to Operations, Manufacturing, and Technology
•We have significant international operations and are therefore exposed to risks associated with doing business globally.
•We have significant international sales and purchases, and unfavorable changes in foreign currency exchange rates could have a significant negative impact on our results of operations and cash flows.
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

•Physical safety risks, such as falls, acts or threats of violence at or near our venues, including civil unrest, player intimidation, interpersonal violence, active shooter situations and terrorism, could adversely impact our sales, which could materially adversely affect our business, operating results, cash flows and financial condition.
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
Risks Related to the Separation and Our Relationship with Topgolf
•The separation of our business into two independent companies may not be completed on the currently contemplated timeline, or at all, and may not achieve the intended benefits.
•As a separate, publicly traded company, Callaway may not enjoy the same benefits that we do when consolidated with Topgolf.

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
We were incorporated in California in 1982 under our previous name, “Callaway Golf Company,” with a primary focus on the design, manufacture and sale of high-quality golf clubs. In 1992, we became a publicly-traded corporation on the New York Stock Exchange under the ticker symbol “ELY” and in 1999, we reincorporated in the State of Delaware. In 2000, we entered into the golf ball business with the release of our first golf ball product. In 2017, we expanded our business into active lifestyle apparel and accessories with our acquisitions of OGIO, a leading manufacturer of high-quality bags and accessories, and TravisMathew, a manufacturer of premium golf and active lifestyle apparel and accessories. In 2019, we acquired Jack Wolfskin, and in 2021, we completed a merger with Topgolf, a leading technology-enabled golf entertainment business with an innovative platform that includes our state-of-the-art golf and entertainment venues and proprietary Toptracer ball-tracking technology. The combination of products and services offered by our family of brands are sold across multiple channels to consumers both in the United States and internationally. On September 6, 2022, we changed our corporate name from “Callaway Golf Company” to “Topgolf Callaway Brands Corp.”, and, on September 7, 2022, we changed our New York Stock Exchange ticker symbol from “ELY” to “MODG.”
In September 2024, following a strategic review of the Topgolf business, we announced that our Board of Directors (“Board”) intends to pursue a separation of our business into two independent companies: Callaway, a golf equipment company with a highly complementary Active Lifestyle business; and Topgolf, a technology-enabled global golf entertainment company that brings players joy through gamified play in an inclusive environment that is fun for both golfers and non-golfers alike. We expect to effect the separation through a spin-off of the Topgolf business to our shareholders in a transaction that is intended to be tax-free to both us and our shareholders for U.S. federal income tax purposes. We expect to execute the separation in the second half of 2025. The transaction will be subject to general market conditions and other customary conditions, including receipt of regulatory approvals, an opinion from tax counsel and/or a private letter ruling from the Internal Revenue Service regarding the tax-free status of the spin-off of the Topgolf business to us and our shareholders for U.S. federal income tax purposes, execution of intercompany agreements, further due diligence as appropriate and final approval by our Board. There can be no assurance regarding the form and timing of the separation or its completion.
We believe that creating two companies will result in material benefits to the stand-alone businesses that will maximize shareholder value, including enhanced strategic focus, optimized capital allocation, simplified operating structure and a distinct investment thesis for each company that would allow investors to have the opportunity to support and invest in each business on the basis of its distinct qualities.

REPORTABLE SEGMENTS AND PRODUCTS
We manage our global business operations through our operating and reportable business segments. As of December 31, 2024, we had three operating and reportable business segments: Topgolf, Golf Equipment and Active Lifestyle.

TOPGOLF
Topgolf is a leading technology-enabled global golf entertainment business with an innovative platform of products and services comprised of state-of-the-art open-air golf and entertainment venues, a revolutionary proprietary Toptracer ball-tracking technology, and a digital media platform.
Venues
Topgolf’s venues business is the largest line of the Topgolf business, and is comprised of domestic and international Company-owned and operated Topgolf venues as well as international franchised venues.

	As of December 31,
Topgolf Venues by region:	2024	2023	2022
Domestic Owned and Operated	94	88	77
Domestic Acquired(1)	2	1	0
International Owned and Operated	4	4	4
International Franchised	7	5	5
Total	107	98	86

(1) Represents the Company-owned and operated venues acquired as a part of the BigShots acquisition.
As of December 31, 2024, we had 96 Company-owned and operated venues in the United States, four Company-owned and operated venues in the United Kingdom and seven franchised venues in Australia, China, Mexico, Indonesia, United Arab Emirates, Thailand and Germany.
Venue Design and Development
We tailor the design of our venues to thrive in varying climates, conditions and market sizes. The location of each venue is carefully selected through a rigorous site selection process, led by an experienced real estate team. Venue construction timelines may vary based on the size and complexity of the venue model, existing site conditions, the season and weather, as well as other factors, with a typical venue taking between 10 and 15 months to build from ground break until we are substantially complete. We primarily use the services of design/build contractors for the construction of our venues. We estimate the gross development costs to build a venue to generally be between $15 million and $60 million depending on the size, location and other various factors, with costs to build a venue generally averaging approximately $30 million, with some venues costing less than this and some substantially more. While we typically seek to finance the construction of our venues through third-party developers or real estate financing partners, there are certain instances where we may fund a portion or all of the construction ourselves. When we acquire land directly or finance the venue construction ourselves, we may enter into arrangements to sell the assets and lease them back from a financing partner.
Technology and game development for the games used in the Topgolf venues and on Topgolf digital media is supported by teams which are comprised of a variety of engineers, computer vision and data analysis scientists and mobile application developers. We also utilize a combination of proprietary, industry standard and third-party management information systems, servers and infrastructures to operate games and to maintain and provide analytical data.
Venue Management and Operations
Venue operations are supported by a multi-disciplined operations team which is responsible for a number of areas, including pre-opening activities (including employee recruitment, selection and training), culinary development, event sales support, marketing, technology services, supply chain support for food, beverages and equipment, and ongoing training and development for associates. Maintaining a high quality of service in the venues depends in part on our ability to work with reliable suppliers to acquire food and beverage ingredients, venue hardware, golf equipment and/or other supplies that meet our standards. We use a third-party verification company to ensure all of our vendors meet any applicable and specified guidelines and regulations, and for produce, we use a third-party vendor that regulates a nationwide network of produce distributors. For gameplay, we utilize our own engineers to support the development of custom digital content and certain golf equipment for use at our venues. We also have supply agreements in place with manufacturers in Taiwan and China to produce specially designed radio-frequency identification (“RFID”)-enabled golf equipment for use during game play at a Topgolf venue, and bay equipment within the venues is custom built, primarily by domestic manufacturers.

Sales
Revenues from Company-owned and operated venues are primarily derived from the sale of gameplay, food and beverage, events, and advertising partnerships and sponsorships. Our venues offer multiple forms of entertainment and are equipped with technology-enabled hitting bays, bars, dining areas, and exclusive event spaces. The technology-enabled hitting bays incorporate proprietary ball-tracking technology which “gamifies” the sport of golf and offers players of varying skill levels a broad range of appealing games. Our venues also provide flexible spaces which are able to provide food and beverage and gameplay throughout the venue for a variety of social gatherings and activities including corporate events, casual dining, watching sporting events, charity fundraisers, golf instruction, and live music performances, in addition to hosting events similar to arenas and other types of entertainment venues which range in size from seven to over 1,000 attendees.
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
Advertising & Marketing
Our marketing campaigns aim to increase consumer brand awareness and support our overall growth strategy. Our venues are advertised across various marketing channels, including content distributed through paid advertising networks, email and text message subscriber lists, on Topgolf and other social media and influencer pages and websites, by word-of-mouth, or through other media coverage.
Seasonality
Topgolf sales generally fluctuate from quarter to quarter due to seasonal factors. Historically, our venues experience higher second- and third-quarter revenues associated with the spring and summer, while the first and fourth quarters have historically had lower revenues, with the first quarter being the lowest, due to cooler temperatures and fewer corporate events. Given that seasonality is an expected factor in our results of operations, the impact of adverse weather or natural disasters during any season may also have an impact on our venues, which may result in a disproportionate effect on our operating results.
Other Lines of Business
We license Toptracer, our proprietary ball-tracking technology to independent driving ranges and golf courses and for use in golf broadcasts. Toptracer delivers a data-driven and “gamified” enhancement to the traditional driving range experience by delivering instant shot replays, gameplay for all skill levels and a data record of all shots. The Toptracer ball-tracking technology actively tracks ball flight paths across an entire field of vision while a custom-built sensor provides real-time shot analytics, such as ball speed, apex, curve, carry and more. Toptracer components are sourced from a number of third-party suppliers located in Germany, Taiwan, the United Kingdom and the United States, either directly or indirectly through distributors. In the United States we distribute Toptracer using our own warehousing and logistics. For our international Toptracer operations, we partner with a third-party for warehousing and distribution, and currently have a warehouse located in the United Kingdom. To help build brand awareness, we primarily utilize public relations, influencer marketing, professional athletes, social media, conferences, event marketing and paid media to support lead generation and sales efforts. Toptracer competes against other companies with similar products and technologies to attract and retain qualified licensees. The ability to attract new Toptracer customers is based primarily on the strength and quality of the brand and reputation, the products and revenue opportunities we are able to provide to customers, as well as on the structure of the operating models and the terms of the respective agreements.
In addition to Toptracer, we license Swing Suite, which offers simulated game play on well-known golf courses in addition to other games including football, baseball and soccer, among others, to a variety of indoor hospitality and entertainment operators, including hotels, casinos and restaurants.

In December 2024, we completed the sale of Topgolf’s mobile digital golf game, World Golf Tour (“WGT”), an online multiplayer virtual golf game that utilizes proprietary GPS and 3D technology to enable players to gather online as a community and experience simulated gameplay on photorealistic recreations of more than 16 world-famous golf courses. Prior to its sale, WGT contributed an immaterial amount to our total consolidated net revenues.
GOLF EQUIPMENT
We design, manufacture and sell a full line of high-quality golf equipment, including golf clubs and golf balls. We design our golf equipment products to be technologically advanced for amateur and professional golfers of all skill levels, and the golf equipment products are generally designed to conform to the Rules of Golf as published by the United States Golf Association (“USGA”) and the ruling authority known as The R&A.
Products
Golf clubs include woods (drivers, fairway woods and hybrids), irons (irons and wedges) and packaged sets sold under the Callaway brand, and putters sold under the Odyssey brand. Golf clubs also include Callaway and non-Callaway pre-owned golf clubs. Callaway’s golf clubs are generally made of steel, titanium alloys, carbon fiber and various thermoplastic and thermoset materials.
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
Manufacturing
We have a primary golf club assembly facility located in Monterrey, Mexico, a limited golf club assembly facility located in Carlsbad, California. Additionally, we utilize golf club contract manufacturers in China and Vietnam. We also have custom golf club assembly facilities in Tokyo, Japan; Swindon, England; Melbourne, Australia and Seoul, Korea. In 2024, more than 50% of our golf club assembly is performed in regions outside of the United States. Overall, the golf club assembly process is fairly labor intensive, utilizes raw materials that are obtained from international and domestic suppliers, and requires extensive global supply chain coordination.
We have a golf ball manufacturing facility in Chicopee, Massachusetts, and also utilize golf ball contract manufacturers in China, Taiwan, Vietnam and Thailand. In 2024, approximately 75% of our golf balls were manufactured in regions outside of the United States. The golf ball manufacturing process utilizes raw materials that are obtained from international and domestic suppliers.
Sales
We sell our golf equipment products domestically and internationally, directly and through our wholly-owned subsidiaries, to wholesale customers, including golf course pro shops, off-course retailers, sporting goods retailers, online retailers, and third-party distributors, as well as to mass merchants for certain products. We also sell directly to consumers through our websites and retail locations in Japan and Korea as well as to corporate customers who want to imprint their corporate logo on certain of our golf equipment products. In addition to the sale of our golf equipment products, we also offer custom club fitting programs at our performance centers and at participating on- and off-course retail stores to help consumers find golf clubs that fit their personal specifications.

We also sell certified pre-owned golf clubs directly to consumers through our website. The certified pre-owned golf clubs are generally acquired through our Trade In! Trade Up! program, which gives golfers the opportunity to trade in used Callaway brand golf clubs and certain competitor golf clubs at authorized retailers or through our website in exchange for credit towards the purchase of new golf equipment or pre-owned golf clubs.
Competition
The golf equipment business is highly competitive and we compete with a number of well-established brands. Our golf equipment products generally compete on the basis of technology, quality, product performance, customer service and price. In order to gauge our performance relative to such factors, we receive and evaluate Company-generated reports as well as periodic public and customized market research, and trend and consumer reports for the regions in which we operate. We believe that we are a technological leader in every golf club and golf ball market in which we compete.
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
Seasonality
The game of golf is played primarily on a seasonal basis in most of the regions where we conduct business. Weather conditions generally restrict golf from being played year-round, except in a few markets, with many of our on-course customers closing for the cold weather months, making our golf equipment business subject to seasonal fluctuations. In general, we begin selling our golf club and golf ball products into the golf retail channel for the new golf season during the first quarter. This initial sell-in generally continues into the second quarter when sales are significantly affected by the amount of reorder business of products sold during the first quarter. Our third-quarter sales generally also depend on reorder business, but can also include smaller new product launches, and typically have lower sales than the second quarter since many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. Our fourth-quarter golf equipment sales are generally less than the other quarters due to it being the end of the golf season in many of our key regions, but may also be affected from time to time by the timing of product introductions related to the new golf season of the subsequent year. This seasonality, and therefore quarter-to-quarter fluctuations, can be affected by many factors, including the timing of new product introductions as well as weather conditions. In general, because of this seasonality, a majority of our sales from our Golf Equipment business and most, if not all, of our profitability from this segment generally occurs during the first half of the year.
ACTIVE LIFESTYLE
Our Active Lifestyle segment is comprised of high quality soft good products which we design, develop and sell under the Callaway, TravisMathew, OGIO and Jack Wolfskin brands. These brands deliver a range of premium performance and lifestyle products in the United States and select international markets. We are focused on maintaining strong brand momentum by category and market share growth with key trade partners by enhancing our digital marketing, e-commerce and retail store presence, which we believe will increase direct-to-consumer sales and drive increased profitability over time.

Products
Callaway soft good products include golf apparel, footwear and a full range of golf accessories such as golf bags, golf gloves, headwear and practice aids. Callaway branded golf apparel offerings include tops, bottoms and outerwear for men, women and children, and are made from high-quality fabrics designed for style, comfort and performance.
TravisMathew is a premium golf and active lifestyle brand that offers men’s, women’s, and youth apparel as well as footwear, outerwear and accessories designed to deliver superior performance.
OGIO is an active lifestyle brand that offers a variety of equipment and active travel gear for sport and personal use including backpacks, travel bags, duffle bags, golf bags and accessories. OGIO products focus on organization, protection, durability and sustainability, and offer innovative organization features, durable waterproof construction, ergonomic and aerodynamic designs, as well as a unique style and the ability for customization. Athletes from sports such as golf, football, basketball, skate, snow, surf and motor sports put their trust in the protection, comfort, organization and style of OGIO products.
Jack Wolfskin is an eco-performance apparel and active lifestyle brand which was founded on the principles of product sustainability, functionality and quality. Jack Wolfskin’s product offerings are sold in Europe and China and include a full line of functional outdoor apparel for men, women and children, including jackets, trousers, dresses, skirts and tops, in addition to footwear and outdoor equipment, including packs and bags, travel bags, tents, sleeping bags and accessories. Jack Wolfskin outdoor apparel includes soft shell jackets, fleece jackets, windbreakers, down jackets, functional jackets and rain jackets for men, women, and children, which are made of waterproof, windproof and breathable fabrics. Founded in Frankfurt, Germany, Jack Wolfskin is one of the largest outdoor retailers in Europe, and is a major supplier of outdoor products across Europe and China with a versatile portfolio of smartly and sustainably engineered technologies, including our popular Texapore weather protection technology group of materials.
Product Design, Development and Manufacturing
Our soft goods products are designed and developed internally and manufactured using third-party manufacturing partners in Vietnam, China, Indonesia, Thailand, Bangladesh, the Philippines, and Peru, who source materials and create the products according to our brands’ specifications.
Sales
We sell our soft goods products in the United States and internationally, directly and through our wholly-owned subsidiaries, to wholesale customers and directly to consumers through our retail locations and online through our websites.
We sell our Callaway soft goods products to golf retailers (including pro shops at golf courses and off-course retailers), sporting goods retailers, online retailers, and third-party distributors, as well as directly to consumers through the Callaway Golf website and various retail, outlet and store-in-store locations in Japan and Korea. We also license our trademarks and service marks to third parties for use on certain Callaway apparel and golf accessories in exchange for a royalty fee.
In addition to the sales channels mentioned above, TravisMathew is also sold to luxury department stores and lifestyle specialty stores, through wholesale distributors, and directly to consumers in the United States, Japan, Europe, and Canada through the TravisMathew website and various TravisMathew retail locations.
OGIO products are sold directly to consumers through the OGIO website in addition to the sales channels mentioned above. We also license our line of OGIO motorsport products to a third party in exchange for a royalty fee, and license our other OGIO products to a third party for distribution in the corporate channel in the United States, Canada and Mexico.
We sell Jack Wolfskin products directly and through our wholly-owned subsidiaries in Germany, China, Austria, Switzerland, Poland, the U.K., France, Italy, the Netherlands and Belgium to third-party distributors and retail stores, online retailers, department stores, mail order stores, as well as directly to consumers through our Company-owned retail locations and website. Jack Wolfskin retail stores are located primarily in Europe and China.

Competition
Our major competitors for our golf apparel and accessories are generally other golf companies and premium golf apparel companies, as well as specialty retailers. While the TravisMathew business faces competition from the premium golf apparel companies, it also competes in department stores with other men’s and women’s apparel companies, including Bonobos, johnnie-O, Nike, Peter Millar, Ted Baker London and Vince, amongst others. The Jack Wolfskin business competes with a number of well-established and well-financed companies with recognized brand names, including Patagonia, Columbia and The North Face. We seek to differentiate our product offerings through elevated design, premium materials and continuous product and design innovation.
Advertising & Marketing
We market and advertise our soft goods brands on various platforms, including television, traditional digital and print media, web-based and social media, as well as at experiential events and Topgolf venues and media. We also establish relationships with professional athletes and personalities, including members of various professional golf tours, as well as other athletes and personalities, in order to promote our soft goods product lines.
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
INTELLECTUAL PROPERTY
As of December 31, 2024, we owned approximately 5,600 U.S. and foreign trademark registrations and over 2,000 U.S. and foreign patents relating to our products, product designs, manufacturing processes and research and development concepts, with a number of other patent and trademark applications pending and awaiting registration. In addition, we own various other protectable rights under copyright, trade dress and other statutory and common laws. Our intellectual property rights are very important to our business, and we seek to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, we enforce our rights through litigation. Information regarding current litigation matters in connection with intellectual property is contained in Note 13. “Commitments & Contingencies” in the Notes to Consolidated Financial Statements in this Form 10-K.
Our patents are generally in effect for up to 20 years from the date of the filing of the patent application and our trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic.
HUMAN CAPITAL RESOURCES
Employees
We view our employees as our most valuable asset and seek to attract and maintain high quality talent by offering competitive benefits and wellness services, opportunities to grow professionally across diverse industries, as well as developmental training, workshops and a range of other supportive and beneficial programs and initiatives. As of December 31, 2024, we had approximately 30,000 full-time and part-time employees worldwide in 27 different countries. We also employ temporary workers as necessary based on the labor demands across the organization, which may fluctuate with the seasonality of our products.

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
We are headquartered in Carlsbad, California and maintain regional offices, distribution centers, venues, and retail stores in numerous locations around the world. Our employees bring a wide range of cultures, experiences, talents, capabilities and perspectives from around the world. We are committed to recruiting, developing and promoting an inclusive workforce while offering unique opportunities and career paths for our employees throughout all levels of our organization while also maintaining our commitment to hire the most qualified individuals. We do not discriminate on the basis of actual or perceived race, creed, color, religion, national origin, citizenship status, age, disability, marital status, sexual orientation, gender, gender identity or similar classifications. In both 2024 and 2023, over half of our new hires, promoted employees and interns were minorities or were from a diverse background, which encompasses employees who are non-white, female or both. In 2024, we were awarded Fastest Growing Company by Financial Times, Most Trustworthy Company by Newsweek, and Customer Service Champions by USA Today.
We strive to attract more women and minorities to participate in the game of golf and are dedicated to making golf more accessible to a diverse range of customers by creating products and experiences that are fun, social, entertaining and inviting to a diverse range of customers and first-time golfers.
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
At the heart of our commitment to well-being is a dedicated focus on mental health. We recognize its paramount importance and have integrated robust resources, such as an Employee Assistance Program (“EAP”), which empowers employees and their families to manage their holistic health – mental, emotional, and physical. In addition, our employees have the opportunity to engage in a variety of wellness programs, ranging from fitness facilities to exercise programs and a variety of educational resources.
By prioritizing well-being, we not only invest in our employees' present, but we also cultivate a resilient foundation for their flourishing future.
We provide a work environment where opportunities for training and development are available to all employees. In addition to the training employees receive on the job, we offer various leadership programs including Emerging Leadership Programs, Corporate Leadership Development, Sales Training, the Callaway Leadership Academy, Global Operations Leadership Training, Sales Management Training and other various leadership courses. We also offer product training to our customers and require a Supplier Code of Conduct training for our suppliers.
Community Giving
We have three existing community giving programs: the Callaway Golf Company Foundation (the “Foundation”), the Callaway Golf Company Employee Community Giving Program (the “Community Giving Program”) and the Topgolf Driving for Good Program. Through these programs, our employees are able to give back to the community through monetary and/or in-kind donations, or by providing community service. Through the Foundation, we strive to create healthy communities where our stakeholders live and work, by focusing on supporting programs that improve lives and contribute to communities on a select basis.

In 2024, the Foundation continued its commitment of cash and in-kind support for the Pro Kids Scholarship Program. In addition, the Foundation provided support to San Diego area communities by contributing a total of over $1.5 million in cash sponsorships, in-kind donations and grants as part of its matching grants programs, and our employees and their families donated over 2,000 volunteer hours.
Through the Topgolf Driving for Good Program, we contribute funds and volunteer efforts to national partners such as Make a Wish, Bunkers in Baghdad, Folds of Honor, PGA Hope and the National Urban League. Since the inception of the program, Topgolf has hosted more than 3,500 charitable events together with community partners, schools, and non-profit organizations, which focus on a variety of charitable endeavors, including environmental preservation, youth empowerment, aid for the homeless and disadvantaged, animal care and military care. In 2024, the Topgolf Driving for Good Program contributed over $2.0 million in monetary and in-kind donations and our employees and their families donated over 21,000 volunteer hours to these programs. In addition, and through our partnership with PGA HOPE, select Topgolf venues will host a 6-week adaptive golf program for Veterans at no-cost, which introduces the game of golf as a form of therapy, along with PGA HOPE Play Days for program alumni to continue building meaningful and fulfilling community connections. Since the inception of the program, Topgolf has hosted more than 3,500 charitable events with various community partners and charitable organizations who focus on a variety of charitable endeavors.
In addition to the aforementioned programs, we give our global subsidiaries the ability to lead their own community engagement initiatives by providing them with product donation accounts and other forms of support for their charitable contribution and fundraising efforts. We also encourage global offices and subsidiaries to engage in community partnerships at their discretion.
Additional information on our community giving programs is available on our website www.topgolfcallawaybrands.com.
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

Our entire Board oversees the Global Sustainability Program and receives a comprehensive report regarding the program’s initiatives and progress on an annual basis. Additionally, management provides a quarterly update to the Board’s Nominating and Corporate Governance Committee on our latest third-party performance scores on environmental, social and governance (“ESG”) topics to maintain a consistent pulse on our ESG performance.
The Global Sustainability Program has played an integral role in assessing our material ESG concerns and developing our sustainability strategy and goals, as well as in supporting our sustainability reporting. In 2024, we published a Sustainability Report for the years ended December 31, 2023 and 2022, as well as an ESG data table reporting our performance on certain ESG metrics for the year ended December 31, 2023, both of which are available on the Sustainability section of our website. The Global Sustainability Program has also introduced a variety of new initiatives, including enhancing sustainability content on our website and engaging employees globally to devise new sustainability action plans for our various brands and workspaces.
Environmental Matters
Our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and the remediation of environmental contaminants (collectively, “Environmental Laws”). During the ordinary course of our manufacturing processes, we use paints, chemical solvents and other materials which generate waste and waste by-products that are subject to these Environmental Laws. In addition, in connection with our Top-Flite asset acquisition in 2003, we assumed certain monitoring and remediation obligations at our manufacturing facility in Chicopee, Massachusetts. In February 2013, we sold this facility and leased back a reduced portion of the square footage that we believe is adequate for our ongoing golf ball manufacturing operations. As part of the terms of this sale, we assumed certain ongoing environmental remediation obligations.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Biographical information concerning our executive officers is set forth below.

Name	Age	Position(s) Held
Oliver G. Brewer III	61	President and Chief Executive Officer, Director
Brian P. Lynch	63	Executive Vice President, Chief Financial Officer
Glenn Hickey	63	Executive Vice President and President, Callaway Golf
Mark F. Leposky	60	Executive Vice President and Chief Supply Chain Officer
Rebecca Fine	62	Executive Vice President and Chief People Officer
Arthur F. Starrs	48	Chief Executive Officer, Topgolf International
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
Brian P. Lynch is the Executive Vice President, Chief Financial Officer, and Chief Legal Officer of the Company and has served in such capacity, as well as the Senior Vice President, Chief Financial Officer and Chief Legal Officer, since July 2017. He served as the Company’s Senior Vice President, General Counsel and Corporate Secretary commencing in June 2012 before being appointed the additional role of Interim Chief Financial Officer in April 2017 and Chief Financial Officer in July 2017. Mr. Lynch is responsible for the Company’s finance, accounting, investor relations, law, information technology, corporate audit, and compliance functions. Mr. Lynch serves on the Board of Directors of the Callaway Golf Foundation and he also formerly served as the Company’s Chief Ethics Officer from 2012 to 2018. Mr. Lynch first joined Topgolf Callaway Brands in December 1999 as Senior Corporate Counsel and thereafter served in various other capacities, including Associate General Counsel and Corporate Secretary. Mr. Lynch received a J.D. from the University of Pittsburgh and a B.A. in Economics from Franklin and Marshall College.

Glenn Hickey is Executive Vice President, Topgolf Callaway Brands and has served in such capacity since January 2019. In addition, Mr. Hickey was named President, Callaway Golf in March 2023 and leads global sales and marketing for Callaway golf clubs and balls, branded apparel and performance gear. Mr. Hickey joined Topgolf Callaway Brands in 1991 and was a top-producing Inside Sales Representative for seven years prior to being promoted to Inside Sales - National Account Manager in March 1997, Regional Sales Manager - East United States in November 2002, Director of Special Markets in June 2006, Vice President, Special Markets and Mass Merchants in August 2008, Senior Vice President, Americas Sales in July 2012, and Executive Vice President, Callaway Golf in January 2019. Prior to joining Topgolf Callaway Brands, Mr. Hickey was a bond trader for four years in the Los Angeles and New York offices of First Interstate Bank through its transition to Wedbush Securities. He completed a Financial Analysis for Non-Financial Managers certification from the University of Chicago, Graduate School of Business and he currently serves as a board member for the San Diego Junior Golf Association. Mr. Hickey received a B.S. in Business Administration from San Diego State University.
Mark F. Leposky is Executive Vice President and Chief Supply Chain Officer, Topgolf Callaway Brands. Mr. Leposky previously served as Executive Vice President of Global Operations from January 2019 until his appointment to Chief Supply Chain Officer in March 2023. Prior to January 2019, he served as Senior Vice President, Global Operations since April 2012. Mr. Leposky is responsible for all areas of our global supply chain including product development, engineering, manufacturing, supply chain planning, program management, purchasing, and transportation and logistics, as well as leadership of the Jack Wolfskin and OGIO brands. Since May 2024, Mr. Leposky has also served on the board of directors of Flux Power Holdings, Inc. Prior to joining Topgolf Callaway Brands, Mr. Leposky served from 2005 until 2011 as co-founder, President and Chief Executive Officer of Gathering Storm Holding Company, LLC/ TMAX Gear LLC (collectively, “TMAX”), which, as exclusive licensee, designed, developed, manufactured, and distributed accessory products for TaylorMade-Adidas Golf. Prior to that, Mr. Leposky served as the Chief Supply Chain Officer for Fisher Scientific International, Chief Operations Officer for TaylorMade-Adidas Golf, and in senior management roles with The Coca-Cola Company and the United Parcel Service Company. Mr. Leposky began his career serving as a United States Army and Army National Guard Infantry Officer (Rank Major) and received an M.B.A. from the Keller Graduate School of Management and a B.S. in Industrial Technology from Southern Illinois University.
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
Information with respect to our employment agreements with the Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers will be contained in our definitive Proxy Statement in connection with the 2025 Annual Meeting of Shareholders. In addition, copies of the employment agreements for all the executive officers are included as exhibits to this report.
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
Our products and entertainment offerings are recreational in nature and are therefore discretionary purchases for consumers. In addition, our Topgolf venues business is dependent upon consumer and corporate discretionary spending on leisure and entertainment-based offerings. Consumers are generally more willing to make discretionary purchases of golf products and to spend on leisure and out-of-home entertainment during favorable economic conditions and when consumers are feeling confident and prosperous. As a result, demand for our products is highly sensitive to downturns in the economy and the corresponding impact on discretionary consumer spending. Any actual or perceived deterioration or weakness in general, regional or local economic conditions, unemployment levels, the job or housing markets, consumer debt levels or consumer confidence, as well as other adverse economic or market conditions due to inflation or otherwise may lead to customers having less discretionary income to spend on entertainment and recreational activities, and may result in significant fluctuations and spending patterns year to year. Discretionary spending is also affected by many other factors, including general business conditions, interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. A significant or prolonged decline in general economic conditions, a period of lower discretionary spending or disposable income, or uncertainties regarding future economic prospects that adversely affect consumer discretionary spending, whether in the United States or in our international markets, could result in reduced sales of our products and reduce demand and spending on our entertainment offerings, which in turn would have a negative impact on our results of operations, financial condition and cash flows.
Our revenue growth and profitability are impacted by our same venue sales, which have recently declined, and there are material risks to our ability to increase such sales.

We define same venue sales as sales for the comparable venue base, which consists of the number of Company-owned and operated venues with 24 or more full fiscal months of operations as of the year of comparison. Same venue sales is a key performance indicator used within our industry, including by investors and industry analysts, and is indicative of acceptance of our initiatives as well as local economic and consumer trends. The level of same venue sales, which accounted for approximately 72.4%, 72.1% and 73.5% of Topgolf segment revenue for fiscal years 2024, 2023 and 2022, respectively, will affect revenue growth in our business and will continue to be a critical factor affecting our profitability because the profit margin on same venue sales is generally higher than the profit margin on new venue sales as new venues incur preopening expenses and the venue operators become more knowledgeable over time and develop more experience managing the venue. The change in our same venue sales decreased Topgolf segment revenues by $123.3 million in the 2024 fiscal year and increased Topgolf segment revenues by $9.2 million and $117.8 million for fiscal years 2023 and 2022, respectively. Our ability to increase same venue sales depends in part on our ability to successfully implement our initiatives to build sales and continue to operate our business. The success of any such initiative may be affected by a variety of factors, many of which are beyond our control, including perceptions of our brand, competition, our ability to increase prices without adversely impacting traffic counts, our ability to execute our marketing strategies and their effectiveness, and changes in consumer tastes and preferences and discretionary spending, which may occur for a number of reasons outside of our control, including an economic downturn or slower economic growth, weather and changes in government regulations, among others. As a result, there is no guarantee that management initiatives to increase same venue sales will be successful, and it is possible that we will not achieve our target same venue sales growth or that the change in same venue sales could be negative, which may cause a decrease in sales growth and profitability. Additionally, we may fall short of investor and analyst expectations, which could have a negative impact on the price of our common stock. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
A reduction in the number of rounds of golf played or in the number of golf participants could adversely affect our sales.
We generate a substantial portion of our revenues from the sale of golf-related products, including golf clubs, golf balls, golf-related soft goods and golf accessories.
The demand for golf-related products in general, and golf balls in particular, as well as the demand for golf-related soft goods, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. Golf participation is impacted by, among other things, the demographics (including age of golfers), dedication levels, weather and economic conditions. If golf participation decreases or the number of rounds of golf played decreases, the overall dollar volume of the market for golf-related products may not grow or may decline and sales of our products may be adversely affected. Further, we generate substantial revenue from our Topgolf business. The demand for golf and overall popularity of the sport, including through increased off-course golf participation, is tangentially related to overall guest traffic and spending at each of the Topgolf venues, and therefore, if demand for golf or the overall popularity of the sport decreases, Topgolf sales could be adversely affected.
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
In order for us to significantly grow our sales of golf clubs or golf balls, we must either increase our share of the market for golf clubs or golf balls, develop markets in geographic regions historically underrepresented by our products, or the overall market for golf clubs or golf balls must grow. We already have a significant share of worldwide sales of golf clubs and golf balls and the golf industry is very competitive. As such, gaining incremental market share quickly or at all is difficult. Therefore, opportunities for additional market share may be limited given the challenging and competitive nature of the golf industry, and the overall dollar volume of worldwide sales of golf clubs or golf balls may not grow or may decline.

We may face increased labor costs or labor shortages, in particular with respect to our Topgolf venues business, that could slow growth and adversely affect our business, results of operations and financial condition.
Labor is a significant component in the cost of operating our business generally, and a primary component in operating our Topgolf venues business. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, the impact of pandemics, increases in the federally-mandated or state-mandated minimum wage, changes in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our operating expenses could increase and our growth could be adversely affected.
In particular, we have a substantial number of Playmakers who are paid wage rates at or based on the applicable federal or state minimum wage, and increases in the applicable minimum wage will increase labor costs. From time to time, legislative proposals are made to increase the minimum wage at the federal or state level. As federal, state or other applicable minimum wage rates increase, we may be required to increase not only the wage rates of minimum wage Playmakers or other employees, but also the wages paid to other hourly employees. It may not be possible to increase prices in order to pass future increased labor costs on to customers, in which case our margins would be negatively affected. With respect to our Topgolf business, reduced margins could make it more difficult to attract new franchisees and to retain existing franchisee relationships. If we are able to increase prices to cover increased labor costs, the higher prices could result in lower participation and therefore lower revenues, which may also reduce margins, as well as the fees received from our franchisees.
Furthermore, the successful operation of our business depends upon our ability to attract, motivate and retain a sufficient number of qualified executives, managers and skilled employees. From time to time, there may be a shortage of skilled labor in certain of the communities in which we operate, including where our venues are located. Shortages of skilled labor may make it increasingly difficult and expensive to attract, train and retain the services of a satisfactory number of qualified employees, which, with respect to Topgolf, could delay the planned openings of new Company-owned and operated and franchised venues and adversely impact the operations and profitability of existing venues. Furthermore, competition for qualified employees, particularly in markets where such shortages exist, could require us to pay higher wages, which could result in higher labor costs. In particular, we experience intense competition to attract and retain skilled game developers and content creators, and failure to do so may delay the implementation of our business strategy and growth plans. We have also historically experienced relatively high turnover rates, which may also result in higher labor and training costs. Accordingly, if we are unable to recruit and retain sufficiently qualified individuals, our business, results of operations, financial condition and growth prospects could be materially and adversely affected.
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
In addition, immigration reform continues to attract significant attention in the public arena and the U.S. Congress. If new immigration legislation is enacted, such laws may contain provisions that could increase our costs in recruiting, training and retaining employees.
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

Topgolf. Our Topgolf business operates primarily in the consumer entertainment industry, which remains highly competitive. Consumers today have a wide variety of options when deciding how to spend their leisure time and discretionary entertainment dollars. Our venues compete for consumers’ time and discretionary entertainment dollars against a broad range of other out-of-home entertainment options, as well as increasingly sophisticated forms of home-based entertainment. Other out-of-home entertainment options against which we compete include other dining and entertainment venues, sports activity centers, traditional driving ranges and other establishments offering simulated golf or multi-sport experiences (including Toptracer Range and Swing Suite licensees), arcades and entertainment centers, movie theaters, sporting events, bowling alleys, nightclubs, casinos, bars and restaurants. In many cases, these businesses, or the entities operating them, are larger than us and have significantly greater financial resources and name recognition, longer operating histories, and concepts with which consumers may be more familiar, and are better established in the markets where venues are located or are planned to be located. As a result, these competitors may be able to invest greater resources or implement more aggressive strategies to attract consumers, including with respect to pricing, and, accordingly, may succeed in attracting those who would otherwise come to our venues, causing us to lose market share or sales, or forcing us to reduce our prices to meet the competition. Home-based entertainment options against which our venues compete include internet and video gaming, as well as movies, television and other on-demand content from streaming services. Further, in some cases consumer demand has shifted towards home-based entertainment options and away from out-of-home entertainment, including our venues, which may result in greater competition from home-based entertainment options in the future. The failure of our venues to compete favorably against these other out-of-home and home-based entertainment options could have a material adverse effect on our business, results of operations and financial condition.
We also face intense competition across our other Topgolf business lines. In particular, the International business line competes against other companies to attract and retain qualified franchisees. We also compete against other businesses seeking corporate sponsorships and other commercial partners, such as sports teams, entertainment events and television and digital media outlets, and compete against television and digital content providers seeking advertiser or sponsorship income. Our Topgolf growth strategy and prospects will be materially impaired if we are unable to compete successfully in these aspects of our business.
Golf Equipment & Active Lifestyle. We compete against well-known large-scale global golf equipment and apparel manufacturers and retailers, many of whom have significant competitive strengths, including long operating histories, a large and broad consumer base, established customer and supplier relationships, strong brand recognition and greater financial, research and development, distribution, and other resources. There are unique aspects to the competitive dynamic in each of our product categories and markets. Pricing pressures, reduced profit margins or loss of market share or failure to grow in any of our markets, due to competition or otherwise, could materially adversely affect our business, financial condition and results of operations.
With respect to golf equipment sales, we compete with several well-financed competitors with reputable brand names. The golf ball business, in particular, includes one competitor with an estimated U.S. market share of over 50%. New product introductions, price reductions, consignment sales, extended payment terms, “closeouts,” including closeouts of products that were recently commercially successful, and significant tour and advertising spending by competitors continue to generate intense market competition.
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
In our Active Lifestyle segment, we face significant competition in every region with respect to each of our product categories and offerings. In most cases, we are not the market leader with respect to our apparel, gear and accessory markets, and many of our competitors have significant competitive advantages, including longer operating histories, larger customer bases, greater brand recognition and greater financial resources. Our competitors may be willing to discount prices and accept lower profit margins to compete with us and, as a result, we may lose market share and sales, or be forced to reduce our prices to meet competition.

Our retail operations are subject to various factors that pose risks and uncertainties and which could adversely impact our financial condition and operating results.
We operate retail locations of our TravisMathew, Jack Wolfskin and golf apparel businesses, which are subject to various factors that pose risks and uncertainties and which could adversely impact our financial condition and operating results. Such factors include, but are not limited to, macro-economic factors that could have an adverse effect on retail activity generally; our ability to successfully manage retail operations and a disparate retail workforce across various jurisdictions; our ability to successfully open and maintain new retail stores in new markets; governmental restrictions or public safety measures resulting in such retail stores operating in a more limited capacity and with fewer in-person customers; to manage costs associated with retail store operations and fluctuations in the value of retail inventory; to manage relationships with existing retail partners; and to obtain and renew leases in quality retail locations at a reasonable cost and on reasonable and customary terms.
The growth strategy for our Topgolf business depends in part on our ability to open new venues in existing and new markets.
A key element of the growth strategy for our Topgolf business is to open additional venues in locations that we believe will provide attractive unit economics and returns on investment. We plan to open additional new Topgolf venues across flexible venue formats in the years to come. In addition, we have signed development agreements with various partners to open additional franchised Topgolf venues in countries across the world.
Our ability to open new venues on a timely and cost-effective basis, or at all, is dependent on a number of factors, many of which are beyond our control, including our ability to:
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
•respond to infectious diseases, health epidemics and pandemics;
•timely hire, train and retain the skilled management and other Playmakers necessary to meet staffing needs;
•obtain, in a timely manner and for acceptable cost, required licenses, permits and regulatory approvals, including liquor licenses, and respond effectively to any changes in local, state or federal law and regulations that adversely affect costs or ability to open new venues;
•obtain building materials, including steel, and construction labor on a cost-effective basis; and
•efficiently manage the amount of time and money used to build and open each new venue.
We may elect to open new venues in or near markets in which we already have venues, which could adversely affect the sales at our existing venues. Existing venues may make it more difficult to build our consumer base at a new venue in the same market. We generally do not open new venues that we believe will materially affect sales at our existing venues, but we may selectively open venues in and around areas of existing venues if we believe a new venue will more effectively serve our customers. Sales cannibalization between our venues may become significant in the future as we continue to expand our operations and could affect our sales growth, which could, in turn, materially adversely affect our business, financial condition or results of operations.

In addition, we have relied, and expect to continue to rely, primarily on the services of a single design/build contractor for the construction of our venues. For venues in certain locations, our reliance on this contractor may result in additional costs or delay. Though we believe we would be able to find one or more replacements if we were to lose our relationship with this contractor or if their services otherwise became unavailable, there can be no guarantee that we would be able to do so without incurring additional costs and delay, or that the terms of arrangements with any such replacement would not be less favorable to us.
There can be no guarantee that a sufficient number of suitable venue sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan, or that we will be successful in addressing the other risks inherent in our business that will allow us to open new venues in a timely and cost-effective manner or at all. If we are unable to open new venues, or if venue openings are significantly delayed or face other obstacles, our revenues could be adversely affected and our business negatively impacted.
New venues, once opened, may not be profitable or may close, which would adversely affect our business as well as our financial condition and results of operations and ability to execute our growth strategy.
Even if we succeed in opening new venues on a timely and cost-effective basis, there can be no guarantee that the profitability of these venues will be in line with that of existing venues or the performance targets we have set. New venues may even operate at a loss or close after a short operating period, which could have a significant adverse effect on our overall operating results. Historically, new venues often experience an initial start-up period with considerable sales volumes, which subsequently decrease to stabilized levels after their first year of operation, followed by changes in same venue sales in line with the rest of our comparable venue base, although there can be no assurance that the same venue sales of any new venues opened in the future will move in line with the rest of our comparable venue base or that a new venue will succeed in the long term. Our ability to operate new venues profitably may be affected by a number of factors, many of which are beyond our control, including:
•general economic conditions, which can affect venue traffic, local labor costs, costs of construction materials and prices for food products and other supplies to varying degrees in the markets in which venues are located;
•changes in consumer preferences and discretionary spending;
•difficulties obtaining or maintaining adequate relationships with distributors or suppliers in a given market;
•inefficiency in labor costs and operations as newly hired Playmakers gain experience;
•competition from other out-of-home entertainment options, including existing venues, as well as a variety of home-based entertainment options;
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
Furthermore, as part of our longer-term growth strategy, we may open venues in geographic markets in which we have little or no operating experience. These and other markets that we enter may have different competitive conditions, consumer tastes and discretionary spending patterns than existing markets, which may cause new venues to be less successful or profitable than venues in existing markets. The challenges of opening venues in new markets include, among other things: difficulties in hiring experienced personnel, lack of familiarity with local real estate markets and demographics, lack of familiarity with local legal and regulatory requirements, different competitive and economic conditions, and consumer tastes and discretionary spending patterns that may be more difficult to predict or satisfy than in existing markets. In addition, our marketing and advertising programs may not be successful in generating brand awareness in all local markets, and lack of market awareness of the Topgolf brand may pose additional risks. Venues opened in new markets may open at lower average weekly revenues than venues opened in existing markets, and may have higher venue-level operating expense ratios than venues in existing markets. Sales at venues opened in new markets may also take longer to reach expected revenue levels, if they are able to do so at all, thereby adversely affecting overall profitability. Any failure to recognize or respond effectively to these challenges may adversely affect the success of any new venues and impair our ability to grow our business.
If we are unable to successfully manage the frequent introduction of new products that satisfy changing consumer preferences or trends, it could significantly and adversely impact our financial performance and prospects for future growth.
Our success is dependent on our ability to identify, originate, and define product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. However, lead times for many of our products may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, designs, styles and categories, and influencing sports and apparel preferences through extensive marketing, we could experience lower sales, excess inventories, or lower profit margins, any of which could have an adverse effect on our results of operations and financial condition.
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
For new products to generate equivalent or greater revenues than their predecessors, they must either maintain the same or higher sales levels with the same or higher pricing, or exceed the performance of their predecessors in one or both of those areas. Furthermore, the relatively short window of opportunity for launching and selling new products requires great precision in forecasting demand and assuring that supplies are ready and delivered during the critical selling periods. Finally, the rapid changeover in products creates a need to monitor and manage the closeout of older products both at retail and in our own inventory. Should we not successfully manage the frequent introduction of new products that satisfy consumer demand, our results of operations, financial condition and cash flows could be significantly adversely affected.
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
On a consolidated basis, no single customer accounted for more than 10% of our consolidated revenues in 2024, 2023, or 2022. Our top five customers accounted for approximately 11% of our consolidated revenues in 2024, and approximately 12% of our consolidated revenue in 2023 and 2022.
Our top five customers specific to each operating segment represented the following as a percentage of each segment’s total net revenues:
•Golf Equipment top five customers accounted for approximately 26%, 25% and 26% of total consolidated Golf Equipment sales in 2024, 2023 and 2022, respectively; and
•Active Lifestyle top five customers accounted for approximately 17%, 19% and 17% of total consolidated Active Lifestyle sales in 2024, 2023 and 2022, respectively.
Consolidation of retailers or concentration of retail market share among a few retailers may increase and concentrate our credit risk, putting pressure on our margins and our ability to sell products relating to our golf equipment and active lifestyle business segments.
The off‑course golf equipment and active lifestyle retail markets in some countries, including the United States, are dominated by a few large retailers. Certain of these retailers have in the past increased their market share and may continue to do so in the future by expanding through acquisitions and construction of additional stores. Consolidation of our retailers may result in a concentration of our credit risk with a smaller set of retailers, any of whom may experience declining sales or a shortage of liquidity as well as result in larger retailers gaining increased leverage, which would increase the risk that their outstanding payables to us may not be paid. Consolidation may also result in larger retailers gaining increased leverage, which may impact our margins. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces their purchases of our products, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales. Any reduction in sales by our retailers could materially adversely affect our business, financial condition and results of operations.
Changes in equipment standards under applicable Rules of Golf, including new rules intended to reduce distances through limitations on golf ball specifications, could adversely affect our business.
We seek to have our new golf club and golf ball products satisfy the standards published by the United States Golf Association (the “USGA”) and The Royal and Ancient Golf Club of St. Andrews (the “R&A” and, together with the USGA, the “Governing Bodies”) in the Rules of Golf because these standards are generally followed by golfers, both professional and amateur, within their respective jurisdictions. The USGA publishes rules that are generally followed in the United States, Canada and Mexico, and The R&A publishes rules that are generally followed in most other countries throughout the world. However, the Rules of Golf as published by The R&A and the USGA are virtually the same and are intended to be so pursuant to a Joint Statement of Principles issued in 2001.

In the future, existing standards may be altered in ways that adversely affect the sales of our current or future products. If a change in rules were adopted and caused one or more of our current or future products to be nonconforming, our sales of such products would be adversely affected. For example, in December 2023, the Governing Bodies adopted a rule change relating to the testing conditions used to prove a golf ball’s conformance with the applicable rules. The rule change is to be effective in January 2028 for professional golfers and January 2030 for recreational golfers. This revision to golf ball testing is expected to result in reduced distances for all golfers, which may increase the difficulty of the game, and thereby reduce the enjoyment of golf participants. If, as a result, golf becomes less popular, the number of golf participants and the number of rounds of golf being played may decrease, and sales of our products may be adversely impacted. In addition, we will be required to develop new golf ball products to comply with the new testing conditions. If our new golf ball designs do not achieve market success at least equal to our current golf ball products, our golf ball sales may be adversely affected. Any reduction in our golf ball sales or in golf participation as a result of the golf ball rollback or otherwise may have a material adverse effect on our results of operations, financial condition and cash flows.
Our sales and business could be materially and adversely affected if professional athletes, celebrities and other endorsers do not endorse or use our products, or if the professional athletes, celebrities and other endorsers using our products receive less or negative publicity.
We establish relationships with professional athletes, celebrities and other endorsers in order to evaluate and promote our branded products and our Topgolf business, including members of the various professional golf tours, and other celebrities. While most endorsers fulfill their contractual obligations, some have been known to stop using a sponsor’s products despite contractual commitments. If certain of our endorsers were to stop using our products contrary to their endorsement agreements, or if any such endorser is or becomes the subject of negative publicity, our business could be adversely affected in a material way by the negative publicity or lack of endorsement.
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

Our business depends on strong brands and related reputations, and if we are not able to maintain and enhance our brands or preserve our strong reputation, including as a result of actions taken by Topgolf franchisees, our sales may be adversely affected.
Our brands have worldwide recognition, and our success depends in large part on our ability to maintain and enhance our brand image and reputation. Maintaining, promoting and enhancing our brands may require us to make substantial investments in areas such as product innovation, product quality, intellectual property protection, marketing and employee training, and these investments may not have the desired impact on our brand image and reputation. Our business could be adversely impacted if we fail to achieve any of these objectives or if the reputation or image of any of our brands are tarnished or receives negative publicity. In particular, our ability to generate customer loyalty and attract and retain additional Topgolf franchisees and commercial partners depends, to a large extent, on the strength of our brand and reputation. Any incident that erodes our public image or brand integrity, including as a result of actions by Topgolf franchisees, could significantly impair the value of our brand and our ability to generate revenue.
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
In addition, there has been a marked increase in the use of social media platforms and other forms of internet-based communications that provide individuals and businesses with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate, as is the potential impact to affected individuals and businesses. Many social media platforms immediately publish the content posted by their subscribers and participants, often without filters or checks on the accuracy of the content posted. Accordingly, the use of social media vehicles by us and our customers, Playmakers, franchisees or other third parties, such as professional athletes, celebrities and other social influencers, could increase costs, lead to litigation or result in negative publicity that could damage our brand or reputation and have a material adverse effect on our business, financial condition and results of operations.
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
Our business could be harmed by the occurrence of natural disasters, pandemics or other emergencies.

The occurrence of a natural disaster, such as an earthquake, tsunami, fire, flood or hurricane, the outbreak of a pandemic disease, such as a further outbreak of COVID-19 or a variant thereof, or other emergencies could significantly adversely affect our business. A natural disaster or a pandemic disease could significantly adversely affect both the demand for our products as well as the supply of the components and materials used to make our products. Demand for golf products could be negatively affected as consumers in the affected regions restrict their recreational activities and as tourism to those areas declines. In addition, during a pandemic, such as the COVID-19 pandemic, domestic and international governmental authorities around the world may issue orders, mandates, decrees and directives, including travel restrictions, “stay-at home” orders and “social distancing” measures and business shutdowns that may negatively impact our customers’ ability to access our entertainment offerings. For example, during the COVID-19 pandemic, certain of our venues were required to be closed for a period of time under government orders, mandates, decrees and directives. These measures adversely affected our workforce, customers, consumer sentiment, economies, and financial markets. The COVID-19 pandemic, along with decreased consumer spending, led to an economic downturn in many of our markets. As a result, our business, operating results and financial condition were, and may in the future be, materially and adversely affected. Future outbreaks of other diseases such as avian flu, sudden acute respiratory syndrome (also known as SARS), swine flu or influenza may similarly impact our business.
If our suppliers experienced a significant disruption in their business as a result of a natural disaster, pandemic, or other emergency, our ability to obtain the necessary components to make our products could be significantly adversely affected. The occurrence of a natural disaster or the outbreak of a pandemic disease may also restrict travel to and from the affected areas, making it more difficult in general to manage our operations, including an inability or difficulty in obtaining a supply of components and materials used to make our products. For example, we use various contract manufacturers in Asia for the production of our non-urethane golf balls, including Launch Technologies, which provided a significant portion of our non-urethane golf ball supply. In September 2023, there was a fire at the Launch Technologies golf ball manufacturing plant in Pintung County, Taiwan. A portion of our value-oriented golf balls were manufactured in the facility that was directly impacted by the fire, including the Topgolf range balls. The majority of the golf balls supplied to us by Launch Technologies were manufactured in a separate dedicated facility that was not directly impacted by the fire. However, this separate facility was not operational for nearly six months following the fire, due to both the ongoing investigation and certain shared resources, and only recently resumed operations. Accordingly, we were required to source golf ball production from alternative manufacturing facilities. If, in a future natural disaster or other emergency, we are not able to arrange for alternative sources of supply, our business and results of operations may be adversely affected.
To the extent a natural disaster, pandemic or other emergency adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, including, without limitation, risks relating to changes in demand for our products and services or the supply of the components and materials used to make our products, level of indebtedness, need to generate sufficient cash flows to service our indebtedness, ability to comply with the obligations and financial covenants contained in our existing credit facilities, availability of adequate capital, the ability to execute our strategic plans, U.S. trade, tax or other policies that restrict imports or increase import tariffs, ability to successfully operate our expanding retail stores and venues, and regulatory restrictions.

Our business is subject to both seasonal and non-seasonal fluctuations, unusual or severe weather conditions and droughts which could result in fluctuations in our operating results and stock price.
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
Our apparel business is expected to experience stronger revenue during different times of the year than our golf-related business. A portion of the sales of our apparel products are dependent in part on the weather and likely to decline in years in which weather conditions do not stimulate demand for our apparel products. Periods of unseasonably warm weather in the fall or winter or unseasonably cold weather in the spring and summer could have a material adverse effect on our business, financial condition and results of operations. Unintended inventory accumulation by customers resulting from unseasonable weather in one season generally negatively affects orders in future seasons, which could have a material adverse effect on our business, financial condition and results of operations. In particular, our Jack Wolfskin business focuses primarily on outerwear and consequently experiences stronger sales for such products during the cold-weather months and the corresponding prior sell-in periods. A significant portion of the Jack Wolfskin business is highly dependent on cold-weather seasons and patterns to generate consumer demand for cold-weather apparel. Consumer demand for Jack Wolfskin-branded cold-weather products may be negatively affected to the extent global weather patterns trend warmer, reducing typical patterns of cold-weather events or increasing weather volatility, which could materially adversely affect our business, financial condition and results of operations.
Our Topgolf business is similarly expected to experience stronger revenue at different times of the year as a result of both seasonal and non-seasonal fluctuations. Historically, our venues experience nominally higher second and third quarter revenue associated with the spring and summer. First and fourth quarters have historically had lower revenue at venues as compared to the other quarters due to cooler temperatures. Seasonality is likely to continue to be a factor in the quarterly results related to the Topgolf segment and, as a result, factors affecting peak seasons at our venues, such as adverse weather, could have a disproportionate effect on operating results. Our Topgolf operating results also fluctuate significantly quarter to quarter and year to year due to non-seasonal factors. For example, poor results of operations at one or a limited number of venues could significantly affect overall profitability. Additionally, the timing of new venue openings and the timing of Toptracer Range installations may result in significant fluctuations in quarterly performance. Due to the substantial up-front financial requirements to open new venues, the investment risk related to any single venue is much larger than that associated with many other entertainment venues. We typically incur a majority of pre-opening costs for a new Company-owned and operated venue within three months of the venue opening.

In addition, due to the seasonality of our business, our business can be significantly adversely affected by unusual or severe weather conditions and by severe weather conditions caused by climate change. Unfavorable weather conditions generally result in fewer golf rounds played, which generally results in reduced demand for all golf products, and in particular, golf balls. Furthermore, extreme storms or temperatures, or droughts or other water shortages, may negatively affect golf rounds played both during the weather event or shortage and afterward, as golf courses damaged by storms or shortages are repaired, and golfers may focus on repairing other damage to their homes, businesses and communities. With respect to the Topgolf business, extreme weather conditions in the areas in which our venues are located could adversely affect our operating results and financial condition. For example, our Topgolf venues may see a decrease in traffic during extremely hot or cold temperatures or during ice, snow or tropical storms. Consequently, sustained adverse weather conditions could materially affect our sales across our different business lines.
Any significant changes in U.S. trade or other policies that restrict imports or increase import tariffs could have a material adverse effect on our results of operations.
A significant amount of our products are manufactured in Mexico, China, Vietnam and Bangladesh and other regions outside of the United States. Recently, the U.S. government has implemented substantial changes to U.S. trade policies, including increased tariffs and changes to multilateral trade agreements. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. U.S. trade policy continues to evolve in this regard. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. These changes could prevent or make it difficult or more expensive for us to obtain the materials or components needed for new products, which could affect our sales. Tariff increases could either negatively impact our costs or require us to increase our prices, which likely would decrease customer demand for our products. Retaliatory tariff and trade measures imposed by other countries could affect our ability to export products and therefore adversely affect our sales. Any significant changes in current U.S. trade or other policies that restrict imports or increase import tariffs could have a material adverse effect upon our results of operations.
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
As of December 31, 2024, PEP TG Investments LP (“Providence”), DDFS Partnership LP and Dundon 2009 Gift Trust (together, “Dundon”), TGP Investors, LLC, TGP Investors II, LLC, WestRiver Management, LLC, Anderson Family Investments, LLC and TGP Advisors, LLC (together, “WestRiver”), each of whom acquired shares of our common stock in connection with the merger with Topgolf in 2021, own, in the aggregate, approximately 21.9% of our capital stock. Scott M. Marimow is affiliated with Providence, C. Matthew Turney is affiliated with Dundon and Erik J Anderson is affiliated with WestRiver, each of whom serve on our Board. In addition, pursuant to a stockholders agreement entered into with certain former Topgolf stockholders in connection with the merger, Providence and certain former Topgolf stockholders affiliated with Dundon and WestRiver have the right to designate one person (for a total of three persons) to be appointed or nominated, as the case may be, for election to our Board for so long as such stockholder maintains beneficial ownership of 50% or more of the shares of our common stock owned by them on the closing date of the merger. Commencing in April 2023, WestRiver no longer held sufficient shares to maintain its right to designate a nominee for director, although Mr. Anderson continues to serve as WestRiver’s previously appointed designee to the Board.

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
With respect to the Topgolf business, we have both Company-owned and operated and franchised venues located outside of the United States. In addition, we have Toptracer licensees operating Toptracer Range bays outside of the United States. We also use third-party manufacturers in Taiwan and China to produce the RFID-enabled golf balls and golf clubs used in our venues, and sources certain of the components used in the Toptracer business line from third-party suppliers located in Germany, Taiwan and the United Kingdom.
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
We have significant international sales and purchases, and unfavorable changes in foreign currency exchange rates could have a significant negative impact on our results of operations and cash flows.
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
The effect of the translation of foreign currencies on our financial results can be significant. We therefore engage in certain hedging activities to mitigate the annual impact of the translation of foreign currencies on our financial results. Our hedging activities can reduce, but will not eliminate, the effects of foreign currency fluctuations. The extent to which our hedging activities mitigate the effects of foreign currency translation varies based upon many factors, including the amount of transactions being hedged. Other factors that could affect the effectiveness of our hedging activities include accuracy of sales forecasts, volatility of currency markets and the availability of hedging instruments. Since the hedging activities are designed to reduce volatility, they not only reduce the negative impact of a stronger U.S. dollar but also reduce the positive impact of a weaker U.S. dollar. Our future financial results and cash flows could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business.
Foreign currency fluctuations can also affect the prices at which products are sold in our international markets. We therefore adjust our pricing based in part upon fluctuations in foreign currency exchange rates. Significant unanticipated changes in foreign currency exchange rates make it more difficult for us to manage pricing in our international markets. If we are unable to adjust our pricing in a timely manner to counteract the effects of foreign currency fluctuations, or if we increase our pricing too much to counteract the effects of foreign currency fluctuations, our pricing may not be competitive in the marketplace and our financial results in our international markets and cash flows could be adversely affected.
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
Any difficulties from strategic acquisitions that we pursue or consummate could adversely affect our business, financial condition and results of operations.
We may acquire companies, businesses and products that complement or augment our existing business. For example, in 2023, we acquired certain assets related to the Swing Suite golf simulation technology from Full Swing Golf Holdings, LLC (“Full Swing”) and certain assets related to the BigShots Golf business from affiliates of Invited, Inc. We may not be successful in the integration with these businesses or any other business that we may acquire in the future or operate such acquired businesses profitably. Integrating any newly acquired business is typically expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than predicted. The diversion of management’s attention and any delay or difficulties encountered in connection with any such acquisitions could result in the disruption of on-going business or inconsistencies in standards and controls that could negatively affect our ability to maintain third-party relationships.

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
We plan our manufacturing capacity based upon the forecasted demand for our products, which is very difficult given the manufacturing lead time and the amount of specification involved. For example, we must forecast well in advance not only how many drivers we will sell, but also (1) the quantity of each driver model, (2) the quantity of the different lofts in each driver model, and (3) for each driver model and loft, the number of left-handed and right-handed versions. Forecasting demand for specific soft goods and apparel products can also be challenging due to changing consumer preferences, competitive pressures, and longer supply lead times. The nature of our business makes it difficult to adjust quickly our manufacturing capacity if actual demand for our products exceeds or is less than the forecasted demand. If actual demand for our products exceeds the forecasted demand, we may not be able to produce sufficient quantities of new products in time to fulfill actual demand, which could limit our sales and adversely affect our financial performance. On the other hand, if actual demand is less than the forecasted demand for our products, we could produce excess quantities, resulting in excess inventories and related obsolescence charges that could adversely affect our financial performance.
Physical safety risks, such as falls, acts or threats of violence at or near our venues, including civil unrest, player intimidation, interpersonal violence, active shooter situations and terrorism, could adversely impact our sales, which could materially adversely affect our business, operating results, cash flows and financial condition.
Physical safety risks, such as falls, or any act or threat of violence at or near our venues, including civil unrest, player intimidation, interpersonal violence, active shooter situations and terrorist activities, may result in personal injury or death, property damage, restricted access to our venues, venue closures, or any combination of the foregoing, in the short-term and, in the long-term, may cause our players and staff to avoid our venues. Any such situation could expose us to potential litigation and regulatory investigation, as well as negative publicity. In addition, any such situation could adversely impact player traffic and spending on game play and food and beverages at our venues and make it more difficult to fully staff our venues, any of which could materially adversely affect our business, operating results, cash flows and financial condition.
We may not be able to obtain and maintain licenses and permits necessary to operate our Topgolf business and our venues in compliance with applicable laws, regulations and other requirements, which could adversely affect our business, results of operations and financial condition.
The development, construction and operation of our venues depend, to a significant extent, on the selection of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by federal, state, local and foreign authorities relating to, among other things, alcoholic beverage control, amusement, health, sanitation, stormwater and wastewater management, protection of endangered and threatened plant, wildlife and animal species, wetlands protection, and safety and fire standards. Typically, licenses, permits and approvals under such laws and regulations must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. In some jurisdictions, the loss of a license for cause with respect to one location may lead to the loss of licenses at all locations in that jurisdiction and could make it more difficult to obtain additional licenses.

With respect to the sale of alcoholic beverages, each of our venues is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Certain jurisdictions, however, have only a fixed number of liquor licenses available. As a result, in order to obtain a license in one of these jurisdictions, we are required to purchase that license from another business, which we may not be able to do on acceptable terms or at all. Alcoholic beverage control regulations impact numerous aspects of the daily operations of each venue, including the minimum age of patrons and Playmakers, hours of operation, advertising, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and the handling, storage and dispensing of alcoholic beverages. Any failure by one of our venues to comply with these regulations, or any failure of a franchisee to comply with similar regulations to which their business is subject, could result in fines or the loss or suspension of the liquor license for that venue or business, and potentially the loss or suspension of other licenses in that jurisdiction.
Difficulties or failure in obtaining a liquor license or any other licenses, permits or approvals, or in continuing to qualify for, or being able to renew, any existing licenses, permits or approvals, could adversely affect existing venues, or our ability to develop or construct venues, and delay or result in our decision to cancel the opening of new venues, which could have a material adverse effect on our business, results of operations and financial condition. Similarly, the inability of any franchisee to maintain or obtain the licenses, permits and approvals required to develop, construct or operate one or more of their locations would also reduce franchise and licensing revenues, impair growth prospects and adversely affect our business, results of operation and financial condition.
We depend on a limited number of suppliers for some of the components of our products, and the loss of any of these suppliers could harm our business.
We are dependent on a limited number of suppliers for our golf equipment products. Furthermore, some of our products require specially developed manufacturing techniques and processes or customization which make it difficult to identify and utilize alternative suppliers quickly. In addition, many of our suppliers may not be well capitalized and prolonged unfavorable economic conditions could increase the risk that they will go out of business. If current suppliers are unable to deliver products or components, or if we are required to transition to other suppliers, we could experience significant production delays or disruption to our business. Any delay or interruption in such supplies could have a material adverse impact on our golf equipment business. If we experience any such delays or interruptions, we may not be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to our business.
A significant disruption in the operations of our manufacturing and assembly facilities could have a material adverse effect on our sales, profitability and results of operations.
A significant disruption at any of our manufacturing facilities or distribution centers in the United States or in regions outside the United States could materially and adversely affect our sales, profitability and results of operations. For example, in September 2023, there was a fire at the Launch Technologies golf ball manufacturing plant in Pintung County, Taiwan, where a portion of our value-oriented golf balls were manufactured, which required us to shift supply to our Chicopee manufacturing facility and other suppliers. In the future, we may not be able to arrange for alternative sources of supply, and our business and results of operations may be adversely affected.
In addition, our manufacturing facilities and distribution centers are highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. Risks associated with upgrading our technology or operational systems or expanding these facilities may significantly disrupt or increase the cost of our operations, which may have an immediate, or in some cases prolonged, impact on our margins and could materially and adversely affect our financial condition, results of operations or cash flows.

A disruption in the service or a significant increase in the cost of our primary delivery and shipping services for our products and component parts or a significant disruption at shipping ports could have a material adverse effect on our business.
Many of our golf equipment and apparel products are manufactured outside of the main sales markets in which we operate, which requires these products to be transported by third parties, sometimes over large geographical distances. We use air carriers and ocean shipping services for most of our international shipments of products and components. We use United Parcel Service (“UPS”) for substantially all ground shipments of products to our U.S. customers. For our ocean shipping, we may face challenges related to ongoing disruptions, including congestion, as occurred in west coast ports in 2022, port strikes or delays at key transit points, such as the Panama Canal or the Suez Canal. If there is any similar significant interruption in service by such providers or at airports or shipping ports, we may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver our products or components in a timely and cost-efficient manner. As a result, we could experience manufacturing delays, increased manufacturing and shipping costs and lost sales as a result of missed delivery deadlines and product demand cycles. Any significant interruption in UPS services, air carrier services, ship services or at airports or shipping ports could have a material adverse effect on our business. Furthermore, if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing, our operating results could be materially adversely affected.
Instances of food-borne illness and outbreaks of disease could negatively impact our Topgolf business.
Incidents or reports of food-borne or water-borne illness or other food safety issues, food contamination or tampering, Playmaker hygiene and cleanliness failures or improper Playmaker conduct at our venues could lead to product liability or other claims or poor health inspection scores. Such incidents or reports could negatively affect our brand and reputation as well as our business, revenues and profits regardless of whether the allegations are valid or whether we are held to be responsible. Similar incidents or reports occurring at Topgolf franchisees’ businesses or other businesses unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us.
There can be no guarantee that our internal policies and training will be fully effective in preventing all food-borne illnesses at our venues. In addition, because we do not control the day-to-day operations of Topgolf franchisees, there can be no guarantee that these franchisees will implement appropriate internal policies and training intended to prevent food-borne illnesses, that their employees will follow such policies and training or that such policies and training will be effective even if complied with. Furthermore, our reliance, and the reliance by any Topgolf franchisees, on third-party food processors, distributors and suppliers makes it difficult to monitor food safety compliance and may increase the risk that food-borne illness would affect multiple locations rather than a single venue. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our Company-owned and operated or franchised venues, or poor health inspection scores, if highly publicized, could negatively affect revenues at all of our venues by changing consumers’ perceptions of our venues and the food that we offer, negatively impacting demand for menu offerings and reducing guest visits at venues. This risk is particularly great with respect to franchised venues given our limited oversight, and exists even if we were later determined that the illness was wrongly attributed to a Company or a franchisee-operated venue. There is also a risk that instances of food-borne illness at a licensee’s businesses could be improperly attributed to us. Additionally, even if food-borne illnesses were not identified at or otherwise attributed to a venue, our revenue could be adversely affected if instances of food-borne illnesses at other businesses were highly publicized. A number of companies have experienced incidents related to food-borne illnesses have had material adverse effects on their business, operations and financial condition, and there can be no assurance that we could avoid a similar impact if such an incident were to occur at one or more of our venues.

Guest complaints, litigation on behalf of guests or Playmakers or other proceedings may adversely affect our business, results of operations and financial condition.
We may be adversely affected by legal or governmental proceedings brought by or on behalf of guests, Playmakers, suppliers, commercial partners, franchisees or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of such proceedings, particularly class actions and regulatory actions, is difficult to assess or quantify. In recent years, a number of companies in our industry and adjacent industries have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and a number of these lawsuits have resulted in the payment of substantial damages by the defendants. We could also face potential liability if we are found to have misclassified certain Playmakers as exempt from the overtime requirements of the federal Fair Labor Standards Act and state labor laws, or if we are found to have failed to provide or continue health insurance or benefits to Playmakers in violation of the Employee Retirement Income Security Act or the PPACA of 2010. Additionally, we face potential liability if we are found to have failed to comply with data privacy laws relating to the collection and processing of information about Playmakers, employees, and other individuals, such as the collection and use of biometric information under state biometric information statutes. We have had, from time to time, such lawsuits pending, and there can be no guarantee that we will not be named in any such lawsuit in the future or that we will not be required to pay substantial expenses and/or damages at the conclusion of such future lawsuits.
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
We are also subject to “dram shop” statutes in certain states in which our venues are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We have been in the past, and may be in the future, the subject of lawsuits that allege violations of these statutes. Recent litigation under dram shop statutes has resulted in significant judgments and settlements against other businesses and establishments similar to our venues. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation if successful could have an adverse effect on our business, results of operations and financial condition.
Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend, generate negative publicity, divert time and money away from core operations and hurt financial performance. Similarly, claims brought against Topgolf franchisees may generate negative publicity that could harm our brand and reputation. Although we maintain what we believe to be adequate levels of insurance to cover any liabilities we may face, insurance may not be available at all or in sufficient amounts with respect to these or other matters. Any negative publicity concerning such claims, whether involving us or franchisees, or any judgment or other liability significantly in excess of our insurance coverage or not covered by insurance, could have a material adverse effect on our business, results of operations and financial condition.
Our venue operations are susceptible to the availability and cost of food commodities and other supplies, some of which are available from a limited number of suppliers, which subjects us to possible risks of shortages, interruptions and price fluctuations.
The profitability of the venues business line depends in part on our ability to anticipate and react to changes in product costs. The price and availability of food commodities and other supplies may be affected by a number of factors beyond our control, including changes in general economic conditions, seasonal economic fluctuations, increased competition, general inflation, shortages or supply interruptions due to weather, disease (which may include, among others, the COVID-19 pandemic and H5N1 avian influenza) or other factors, food safety concerns, product recalls, fluctuations in the U.S. dollar and changes in government regulations. These and other events could increase commodity prices or cause shortages that could affect the cost and quality of the items that we buy or require us to raise prices or limit menu options. The profitability of the venues business line may also be adversely affected by increases in the price of utilities, such as natural gas, electric, and water, whether as a result of inflation, shortages, interruptions in supply or otherwise.

While we have historically been able to partially offset inflation and other changes in the costs of core operating resources used in the venues business line by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive or macroeconomic conditions could limit menu pricing flexibility, and there can be no assurance that increased menu prices will be fully absorbed by guests without any resulting change to their visit frequencies or purchasing patterns that may offset such increases. If we are unable to increase prices in response to higher food commodity and other supplies costs, or if such price increases decrease guest traffic or purchasing patterns, our operating results could be materially and adversely affected. In addition, there can be no assurance that we will generate same venue sales growth in an amount sufficient to offset inflationary or other cost pressures.
We have entered into a long-term contract with a single distributor, which we refer to as our “broadline” distributor, which provides for the purchasing, warehousing and distributing of a substantial majority of our food, non-alcoholic beverage and other supplies. We also contract directly with the suppliers of certain food and non-alcoholic beverage products, usually with a single supplier for each such product. These agreements, however, are typically for the purpose of establishing an agreed-upon price for the relevant product and do not require the supplier to provide our requirements, or any particular quantity, of such product. If our broadline distributor or any of our other suppliers or substitute suppliers do not perform adequately or otherwise fail to deliver products or supplies to venues, if we were to lose our relationship with our broadline distributor or any single-source suppliers for which we have not approved a substitute supplier, or if any substitute suppliers also fail to perform, we may be unable to find satisfactory replacements in a short period of time, on acceptable terms, or at all, which could increase costs, cause shortages of food and other items at venues and cause us to remove certain items from our menu, any of which could adversely affect our business, results of operations and financial condition.
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
•power loss, computer systems failure, Internet and telecommunications or data network failure; and
•hackers (including through ransomware and social engineering attacks), computer viruses, software bugs, glitches or other cybersecurity incidents.
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

Cybersecurity incidents, including cyber-attacks, unauthorized access to, or accidental disclosure of, personal information including payment card information, that we or our vendors collect or store on our behalf may result in significant expense and negatively impact our reputation and business.
There is heightened concern and awareness over the security of personal information transmitted over the Internet, consumer identity theft and data privacy. While we have implemented security measures, our information systems and those of our third party vendors are nevertheless susceptible to numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of information systems and personal information, proprietary information belonging to our business and other confidential information (together, “Sensitive Information”) used in our business, including through electronic or physical computer break-ins, viruses and malware (e.g., ransomware), social engineering/phishing, malicious code, fraud, malfeasance by insiders, human or technological error, misconfigurations, “bugs” and other vulnerabilities in our and our vendors’ software, and other disruptions and security compromises involving the loss or unauthorized access of Sensitive Information. Technologies and techniques used to obtain unauthorized access to or sabotage systems are constantly evolving, change frequently, and generally are not recognized until after they have been launched against a target. Even if identified, we and our vendors may be unable to adequately investigate, remediate or recover from breaches or cybersecurity incidents, or avoid a material adverse impact to our information systems, Sensitive Information or business, including due to threat actors increasingly using tools and techniques—including artificial intelligence—that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence.
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
Any perceived or actual unauthorized or inadvertent disclosure of personal information or adverse impact to the availability, integrity or confidentiality of our information systems or Sensitive Information, whether through a compromise of us or our third party vendors’ information systems by an unauthorized party, employee theft, misuse or error, cyber-attack or otherwise, could harm our reputation, impair our ability to attract or retain customers and Playmakers, require us to notify payment brands or cease accepting certain payment cards if payment card information is accessed or compromised, compel us to comply with federal and/or state breach notification laws and foreign equivalents, subject us to costly mandatory corrective action, or subject us to regulatory investigations and enforcement actions, claims or litigation (including class actions) arising from damages suffered by consumers, fines and penalties, and/or significant incident response, system restoration and future compliance costs, all of which could adversely affect our operations, financial performance and condition. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all applicable insurance policies, and applicable insurance may not be available to us in the future on economically reasonable terms or at all.

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
Initiatives to upgrade our business processes and investments in technological improvements to our manufacturing and assembly facilities involve many risks which could result in, among other things, business interruptions and increased costs, any of which may result in our inability to realize returns on our capital investment. Expansion of business processes or facilities, including the significant expansion and technical upgrade to our golf ball manufacturing facility in Chicopee, Massachusetts, requires significant capital investment. If we have insufficient sales or are unable to realize the full potential of our capital investment, we may not realize a positive return on our investment, which could impact our margins and have a significant adverse effect on our results of operations, financial condition and cash flows.
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
The golf equipment and apparel industries, in general, have been characterized by widespread imitation of popular equipment and apparel designs. We have an active program of monitoring, investigating and enforcing our proprietary rights against companies and individuals who market or manufacture counterfeits and “knockoff” products for our golf equipment and apparel businesses. We assert our right against infringers of our copyrights, patents, trademarks and trade dress. However, these efforts may not be successful in reducing sales of our products by these infringers. Furthermore, other golf club manufacturers may be able to produce successful golf clubs which imitate we design without infringing any of our copyrights, patents, trademarks or trade dress.
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

With respect to the Topgolf business, intellectual property laws, procedures and restrictions provide only limited protection and any of Topgolf’s intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. If we fail to protect such intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. However, these efforts may not be successful or may be ineffective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Other parties may also independently develop technologies that are substantially similar or superior to ours. We also may be forced to bring claims against third parties, or defend claims that third parties may bring against us, to determine the ownership of what we regard as our intellectual property. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially similar or superior to ours and that compete with our business. If third parties misappropriate, infringe or otherwise violate our intellectual property, the value of our technologies, image, brand and the goodwill associated therewith may be diminished, our brand may fail to achieve and maintain market recognition, and our competitive position may be harmed, any of which could have a material adverse effect on our business, including revenue.
Our international growth strategy for Topgolf depends in large part on the success of our franchisees and on their ability to open new venues. Our franchisees face challenges that could adversely affect their ability to open new venues and venue operations and, consequently, our business and reputation.
Our international growth strategy depends in large part on the success of our franchisees. As of December 31, 2024, we had seven franchised Topgolf venues. The opening and success of franchised venues depend on various factors, including the demand for our franchises, the selection of appropriate franchisee candidates, the financial and other capabilities of the franchisee, the availability of suitable venue sites and the negotiation of acceptable lease or purchase terms for new venue locations. In addition, our franchisees face various risks that could impact their and our operations, including:
•increased labor costs due to minimum wage hikes, labor shortages, or high turnover rates, leading to higher operational costs and impacting profitability as well as labor disputes or unionization efforts that could further disrupt operations and increase costs;
•operating in a highly competitive environment, franchisees face competition from other entertainment venues and home-based options;
•non-compliance with numerous federal, state, and local regulations, including employment, health, safety, and data privacy laws could lead to fines, legal action, or reputational damage;
•challenges in securing financing, obtaining necessary permits, or managing construction and operational costs for new venues, potentially delaying openings or impacting financial viability;
•franchisee actions directly impact our brand and poor management, failure to adhere to brand standards, or negative publicity could harm our reputation and affect consumer perceptions;
•fluctuations in the cost and availability of food commodities and other supplies, which could impact profitability and competitive pricing;
•vulnerability to external factors such as extreme weather, natural disasters, and changes in consumer preferences, which can disrupt operations and affect revenue; and
•legal challenges, including player complaints, employment disputes, or liability claims as such litigation can be costly and may generate negative publicity, affecting both the franchisee and our brand.
If our franchisees are not able to successfully open new venues, or if there is any significant adverse change in these and other circumstances or conditions relating to franchisee operations, our operations, financial performance, and condition could be materially adversely affected.

Additionally, our franchisees are independent third parties that we do not control. Although our franchisees are contractually obligated to operate their venues in accordance with specified standards, we do not oversee their daily operations. Consequently, the quality of franchised venues may be diminished by any number of factors beyond our control. For example, franchisees may not hire and train qualified managers and other Playmakers, and may otherwise fail to operate their venues in a manner consistent with the appropriate requirements. If our franchisees do not operate in accordance with our expectations, or if one or more franchisees were to be the subject of unfavorable publicity, our image and reputation could suffer materially.
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
We typically do not own any real property and generally lease properties associated with the Topgolf venues business and certain active lifestyle businesses. Payments under non-cancelable leases account for a significant portion of operating expenses, and we expect to lease new properties, including for new venues, in the future. Historically, our leases typically provide for escalating rent provisions over the initial term and any extensions. We generally cannot cancel these leases without substantial economic penalty. If an existing or future venue or retail location is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligation under the applicable lease, including, among other things, paying all or a portion of the base rent for the remainder of the lease term, unless we are unable to negotiate a termination agreement with the applicable landlord, which we cannot guarantee that we will be able to do without incurring significant additional payment and other obligations or at all.

Risks Related to Regulations
We, as well as our Topgolf franchisees, are subject to many federal, state, local and foreign laws, as well as other statutory and regulatory requirements, with which compliance is both costly and complex. Failure by us or our franchisees to comply with, or changes in these laws or requirements, could have an adverse impact on our business.
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
Data privacy is a significant issue in the jurisdictions in which we operate. Global regulatory frameworks for data privacy are rapidly evolving and are likely to continue changing for the foreseeable future. Federal, state and foreign government bodies or agencies have adopted, and may continue to adopt, additional laws, regulations and standards that apply to us and our vendors governing data privacy, direct marketing, cybersecurity, artificial intelligence, consumer protection and other issues related to the processing of personal information. In the United States, these include rules and regulations promulgated under the authority of federal agencies, such as the Federal Trade Commission (“FTC”), state attorneys general and legislatures and consumer protection agencies.

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
Many U.S. states have enacted statutes and rules governing the ways in which businesses like ours may collect, use, and process personal information. For example, we are subject to the California Consumer Privacy Act (“CCPA”), which came into effect in 2020. Other states have also passed and will likely continue to pass similar laws whose restrictions and requirements differ from those of California, which could require us to design, implement and maintain different types of state-based, privacy-related compliance controls and programs simultaneously in multiple states. Similar laws have been proposed at the federal level as well. Such laws can be enforced by state regulators (and the CCPA has a limited private right of action) and require, amongst other things, disclosures to individuals regarding our processing of personal information, providing rights to access, delete, correct and opt out of certain uses and disclosures of their personal information (including for advertising purposes). However, these laws have overlapping but conflicting requirements that add complexity and potential legal risk, could make compliance even more challenging, require us to expend significant resources to come into compliance, restrict our ability to process certain personal information and could result in changes to business practices and policies.
Internationally, many jurisdictions in which we operate in have established or enhanced their own data security and privacy legal frameworks with which we, our franchisees or our partners must comply, including the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom General Data Protection Regulation and Data Protection Act (“UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”), which imposes stringent operational requirements, including higher standards for obtaining consent to process personal information. Non-compliance with the GDPR can trigger fines up to the greater of €20 million/£17.5 million or 4% of global turnover, and since we are under the supervision of relevant data protection authorities in both the EU and the UK, we may be fined under both the EU GDPR and the UK GDPR for the same breach. Recent legal developments have created complexity and uncertainty regarding cross-border transfers of personal information outside Europe, including the United States. We currently rely on the EU standard contractual clauses, UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement, as relevant, to transfer personal data outside the EEA and the UK with respect to both intragroup and third-party transfers. However, reliance on standard contractual clauses alone may not be sufficient in all circumstances. and we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the new EU-US Data Privacy Framework (another mechanism for transfers of data outside Europe) to be challenged and data transfers to the U.S. and other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As regulatory guidance and enforcement landscape in relation to data exports continue to develop, we could experience additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our operations and financial results.
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
Our properties and operations are subject to a number of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, water discharges, handling and disposal of solid and hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Our failure to comply with such environmental, health and safety laws and regulations could result in substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions. We, and in particular our Topgolf business as an operator, owner, or both of the properties on which the venues are situated, may also be subject to liability for environmental investigations and cleanups, including at properties that we currently or previously owned or operated, even if we did not cause or know of such contamination, and we may face claims alleging harm to health or property or natural resource damages arising out of contamination or exposure to hazardous substances. Liability under environmental laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocating the responsibility.

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
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the outcome of income tax audits in various jurisdictions around the world. We regularly assess all of these matters to determine the adequacy of our tax provision.

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
Our primary revolving credit facility is a senior secured asset-based revolving credit facility (as amended, the “2023 ABL Credit Facility”), comprised of a U.S. facility, a German facility, a Canadian facility and a United Kingdom/Dutch facility, in each case subject to borrowing base availability under the applicable facility. We also maintain a Japan asset-based revolving credit facility, subject to borrowing base availability (as amended, the “2022 Japan ABL Credit Facility”). The amounts outstanding under the 2023 ABL Credit Facility are secured by a first priority lien on certain assets, including cash (to the extent pledged by us), certain intellectual property, certain eligible real estate, inventory and accounts receivable of the Company and its subsidiaries in the United States, Germany, Canada, the Netherlands and the United Kingdom (other than certain excluded subsidiaries) and a second-priority lien on substantially all of the Company’s and its subsidiaries’ other assets (other than certain excluded assets). The amounts outstanding under the 2022 Japan ABL Credit Facility are secured by certain assets, including eligible inventory and eligible accounts receivable. The maximum availability under the 2023 ABL Credit Facility fluctuates with the general seasonality of the business, and increases and decreases with the changes in our and our applicable subsidiaries’ assets that are included in the applicable borrowing base, including certain inventory and account receivable balances, pledged cash, certain intellectual property and certain eligible real estate.
In addition to the revolving credit facilities described above, we are also the borrower under a senior secured term loan B facility (as amended, the “2023 Term Loan B”) that is guaranteed by our U.S. subsidiaries (other than certain excluded subsidiaries). The 2023 Term Loan B is secured by a first-priority lien on the assets of the obligors thereunder (other than those for which the 2023 ABL Credit Facility has a first-priority lien and certain excluded assets), and a second-priority lien on the assets of the obligors thereunder for which the 2023 ABL Credit Facility has a first-priority lien (other than certain excluded assets).
The 2023 ABL Credit Facility, the 2022 Japan ABL Credit Facility and the 2023 Term Loan B (collectively, the “Facilities”) include certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, dividends, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Such limitations include restrictions on the amount we can pay in annual cash dividends, including meeting certain restrictions on the amount of additional indebtedness and, in the case of the 2023 ABL Credit Facility, requirements to maintain a certain fixed charge coverage ratio under certain circumstances. If we experience a decline in revenues or adjusted EBITDA, we may have difficulty paying interest and principal amounts due on our Facilities or other indebtedness and meeting certain of the financial covenants contained in the 2023 ABL Credit Facility. If we are unable to make required payments under any of the Facilities, or if we fail to comply with the various covenants and other requirements of any of the Facilities or other indebtedness, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, which may also result in a cross-default under other Facilities or other indebtedness. Any default under any of the Facilities or other indebtedness could have a significant adverse effect on our liquidity, business, operating results and financial condition and ability to make any dividend or other payments on our capital stock. See Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the terms of the 2023 ABL Credit Facility, the 2022 Japan ABL Credit Facility and the 2023 Term Loan B.
Our ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for our products and services, foreign currency exchange rates and other risks and uncertainties applicable to us and our business. No assurances can be given that we will be able to generate sufficient operating cash flows in the future or maintain or grow our existing cash balances. If we are unable to generate sufficient cash flows to make our required payment obligations under the Facilities or to fund our business, we will need to increase our reliance on our 2023 ABL Credit Facility for needed liquidity. If our 2023 ABL Credit Facility is not then available or sufficient and we are not able to secure alternative financing arrangements, our future operations would be materially, adversely affected.

We may need to raise additional funds from time to time through public or private debt or equity financings in order to execute our growth strategy, including the growth strategy for our Topgolf business prior to the separation.
We may need to raise additional funds from time to time in order to take advantage of opportunities, including the expansion of our business or the acquisition of complementary products, technologies or businesses; develop new products or expand existing lines of business, including the opening of new Topgolf venues; or respond to competitive pressures. In September 2024, we announced our intention to separate Topgolf into an independent company; however, until the time of the separation, we intend to continue to execute on our growth strategy for the Topgolf business, which may require us to secure financing.
With respect to our Topgolf business, our ability to fund the construction and opening of new venues may depend on our ability to fund or otherwise secure financing for the associated development costs. We have historically financed the construction of venues through third-party developer or real estate financing companies. In these cases, while we are still required to fund a portion of venue development costs ourselves, our financing partner will purchase or lease the land and fund a majority of venue development costs during and after construction, which reduces our required capital outlay. Should these or similar financing arrangements become less available to us in the future, whether due to changes in relationships with financing partners, legal, regulatory or other changes, including the availability of sufficient amounts of financing and conditions in the global financing markets and our prospects and credit ratings, that make these financing arrangements less attractive to them or any other reason, our growth prospects would be materially and adversely affected. In addition, in cases where we are not able to finance venue construction through one of our financing partners, we will be required to fund the full amount of venue development costs ourselves. If we are unable to finance the construction and development of new venues on acceptable terms or at all, or if we or our financing partners default on our or their respective obligations to fund construction, we could be required to delay, significantly curtail or eliminate planned openings of additional Topgolf venues, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our indebtedness outstanding under certain of our credit facilities, including the 2023 ABL Credit Facility, the 2022 Japan ABL Credit Facility and the 2023 Term Loan B, bears interest at variable rates. As a result, increases in interest rates increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. Increased interest rates could also make it difficult for us to obtain financing at attractive rates, which could adversely impact our ability to execute our growth strategy or future acquisitions. Additionally, rising interest rates could have a dampening effect on overall economic activity, which could have an adverse effect on our business.
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

An asset is considered to be impaired when its carrying value exceeds its fair value. We determine the fair value of an asset based upon the discounted cash flows expected to be realized from the use and ultimate disposition of the asset. If in conducting an impairment evaluation we determine that the carrying value of an asset exceeded its fair value, we would be required to record a non-cash impairment charge for the difference between the carrying value and the fair value of the asset. For example, during the fourth quarter of 2024 we conducted our annual assessment of goodwill and indefinite-lived intangible assets for all of our reporting units. During our assessment, we determined that the carrying value of the Topgolf reporting unit exceeded its fair value, resulting in the recognition of a goodwill impairment charge $1,352.4 million and a trade name impairment charge of $99.6 million to write-down the Topgolf trade name to its new estimated fair value. (See Note 9 “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements in this Form 10-K for further information.) If a significant amount of our goodwill and intangible assets were deemed to be impaired, our results of operations and shareholders’ equity would be significantly adversely affected.
Risks Related to the Separation and Our Relationship with Topgolf
The separation of our business into two independent companies may not be completed on the currently contemplated timeline, or at all, and may not achieve the intended benefits.
In September 2024, we announced our intention to pursue the separation of our business into two independent companies, Callaway and Topgolf. We expect to effect the separation through a spin-off of the Topgolf business to our shareholders in a transaction that is intended to be tax-free to both us and our shareholders for U.S. federal income tax purposes. While we expect that a spin-off of Topgolf into a stand-alone public company is the most likely separation path, we will continue to evaluate other options for separation in order to maximize shareholder value. We expect to complete the spin-off of Topgolf in the second half of 2025, but there can be no assurance regarding the ultimate timing, terms, or form of the separation, or that the separation will ultimately occur. Completion of a separation is complex, and completion of the proposed separation and the timing of its completion will be subject to a number of factors and conditions, including the finalization of the structure of the proposed separation, general market conditions, receipt of regulatory approvals, an opinion from tax counsel and/or a private letter ruling from the Internal Revenue Service regarding the tax-free status of the spin-off of the Topgolf business to us and our shareholders for U.S. federal income tax purposes, execution of intercompany agreements, further due diligence as appropriate and final approval by our Board. Unanticipated developments or changes, including changes in the law, macroeconomic environment and competitive conditions of our markets, the uncertainty of the financial markets and challenges in executing the separation, could delay or prevent the completion of the separation or cause the separation to occur on terms or conditions that are different or less favorable than expected.
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
As a separate, publicly traded company, Callaway may not enjoy the same benefits that we do when consolidated with Topgolf.
There is a risk that, by separating Topgolf, Callaway may become more susceptible to market fluctuations and other adverse events than if Callaway and Topgolf remained combined. As a combined company, we have been able to enjoy certain benefits with respect to our operating diversity, purchasing power and opportunities to pursue integrated strategies across our businesses. As separate, publicly traded companies, Callaway and Topgolf will not have similar diversity or integration opportunities and may not have similar purchasing power or access to capital markets.
Our customers, prospective customers, suppliers or other companies with whom we conduct business may conclude that our financial stability as a separate, publicly traded company is insufficient to satisfy their requirements for doing or continuing to do business with them.
Some of our customers, prospective customers, suppliers or other companies with whom we conduct business may conclude that our financial stability as a separate, publicly traded company is insufficient to satisfy their requirements for doing or continuing to do business with them, or may require us to provide additional credit support, such as letters of credit or other financial guarantees. Any failure of parties to be satisfied with our financial stability could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If the distribution, together with certain related transactions, fails to qualify as a reorganization under Sections 355 and 368(a)(1)(D) of the Code, we and our stockholders could incur significant tax liabilities.
The distribution is conditioned upon, among other things, our receipt of a private letter ruling from the IRS and/or an opinion of tax counsel regarding the qualification of the distribution, together with certain related transactions, as a reorganization under Sections 355 and 368(a)(1)(D) of the Code, although we may waive this condition in our sole discretion. Any such private letter ruling or opinion will be based on, among other things, certain factual assumptions, representations and undertakings from Topgolf and us, including those regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these factual assumptions, representations, or undertakings are incorrect or not satisfied, we may not be able to rely on the private letter ruling or opinion, and we and our stockholders could be subject to significant U.S. federal income tax liabilities. Notwithstanding any private letter ruling or opinion of tax counsel, the IRS could determine on audit that the distribution, together with certain related transactions, does not qualify as a reorganization if it determines that any of the factual assumptions, representations or undertakings are not correct or have been violated or that the distribution and related transactions should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the distribution.
If the distribution, together with certain related transactions, is ultimately determined not to qualify as a reorganization under Sections 355 and 368(a)(1)(D) of the Code, the distribution could be treated as a taxable disposition of shares of Topgolf stock by us and as a taxable dividend or capital gain to our stockholders for U.S. federal income tax purposes. In such case, we and our stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

In addition, we will undertake certain internal restructuring transactions in connection with the transfer of assets and liabilities to Topgolf in accordance with the separation agreement. Such internal restructuring transactions are intended to qualify as transactions that are generally tax-free for U.S. federal income tax purposes. If such internal restructuring transactions were to fail to qualify as transactions that are generally tax-free for U.S. federal income tax purposes, Callaway and Topgolf could be subject to additional tax liabilities.
After the distribution, certain of Callaway’s executive officers and directors may have actual or potential conflicts of interest because of their equity interests in Topgolf.
Because of their current or former positions with the Company, certain of Callaway’s executive officers and directors are expected to own equity interests in Topgolf. Ownership of shares of Topgolf common stock and equity awards could create, or appear to create, potential conflicts of interest if Callaway and Topgolf face decisions that could have implications for both Callaway and Topgolf after the separation. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Callaway and Topgolf regarding the terms of the agreements governing the separation and distribution and the relationship between Callaway and Topgolf following the separation and distribution. Potential conflicts of interest may also arise out of any commercial arrangements that Callaway or Topgolf may enter into in the future.
Topgolf may compete with Callaway.
Topgolf will not be restricted from competing with Callaway. If Topgolf in the future decides to engage in the type of business Callaway conducts, it may be able to obtain a competitive advantage over Callaway, which may cause Callaway’s business, financial condition and results of operations to be materially adversely affected.
We may not achieve some or all of the expected benefits of the separation, and the separation may adversely affect our business.
We may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. The separation is expected to provide the following benefits, among others:
•the separation will allow investors to separately value Callaway and Topgolf based on our distinct investment identities. The Callaway business differs from Topgolf’s business in several respects. The separation will enable investors to evaluate the merits, performance and future prospects of each company’s respective businesses and to invest in each company separately based on their respective distinct characteristics;
•the separation will create an independent equity structure that will afford each company direct access to the capital markets and facilitate each company’s ability to capitalize on our unique growth opportunities;
•the separation will facilitate incentive compensation arrangements for employees more directly tied to the performance of the relevant company’s businesses, and may enhance employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives;
•the separation will permit each company to concentrate its financial resources solely on its own operations without having to compete with each other for investment capital. This will provide each company with greater flexibility to invest capital in its businesses in a time and manner appropriate for its distinct strategy and business needs; and
•the separation will allow each company to more effectively pursue its distinct operating priorities and strategies and enable management of both companies to focus on unique opportunities for long-term growth and profitability. The companies’ separate management teams will also be able to focus on executing each company’s differing strategic plans without diverting attention from the other businesses.

These and other anticipated benefits may not be achieved for a variety of reasons, including, among others:
•as a current part of the Company, each company’s business benefits from the Company’s size and purchasing power in procuring certain goods, services and technologies. After the separation, as separate entities, Callaway and Topgolf may be unable to obtain these goods, services and technologies at prices or on terms as favorable as those the Company obtained prior to the separation. Callaway may also incur costs for certain functions previously performed by the Company, such as certain accounting, tax, legal, information technology, human resources and other general administrative functions that are higher than the amounts reflected in our historical financial statements, which could cause our profitability to decrease;
•the actions required to separate the companies’ respective businesses could disrupt each company’s operations;
•certain costs and liabilities that were otherwise less significant to the Company as a whole will be more significant for Callaway and Topgolf as separate companies after the separation; and
•Topgolf (and prior to the separation, the Company) will incur costs in connection with the transition to being a separate, publicly traded company that may include accounting, tax, legal, information technology and other professional services costs, recruiting and relocation costs associated with hiring or reassigning its personnel and costs to separate information systems.
If some or all of the anticipated benefits from the separation are not achieved, or if such benefits are delayed, our business, operating results and financial condition could be adversely affected.
We may have received better terms from unaffiliated third parties than the terms we will receive in our agreements with Topgolf.
The agreements we will enter into with Topgolf in connection with the separation, including the separation agreement, transition services agreement, employee matters agreement, tax matters agreement and other commercial agreements were prepared in the context of our separation from Topgolf while it was still a combined company. Accordingly, during the period in which the terms of those agreements were prepared, we did not have a separate or independent board of directors or a management team that was separate from or independent of Topgolf. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Arm’s-length negotiations between us and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms from the unaffiliated third party.
Callaway may fail to perform under various transaction agreements that will be executed as part of the separation.
The separation agreement and other agreements to be entered into in connection with the separation will determine the allocation of assets and liabilities between the companies following the separation and will include any necessary indemnifications related to liabilities and obligations. The transition services agreement will provide for the performance of certain services by each company for the benefit of the other for a period of time after the separation. We will rely on Topgolf after the separation to satisfy its performance and payment obligations under these agreements. If Topgolf is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses.

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
•a cybersecurity team principally responsible for managing our (1) cybersecurity risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents;
•the use of external service providers and software, where appropriate, to monitor, assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees;
•a global incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers and suppliers.
We have not identified risks from known cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. However, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Refer to “Item 1A. Risk Factors”, including “Cybersecurity incidents, including cyber-attacks, unauthorized access to, or accidental disclosure of, personal information including payment card information, that we or our vendors collect or store on our behalf may result in significant expense and negatively impact our reputation and business,” for additional discussion about our cybersecurity risks.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.
The Audit Committee receives reports from management on our cybersecurity risks, typically at least twice per year. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program.
Our management team, led by the newly appointed Chief Information Security Officer (CISO) and supported by leaders from our Global Information Technology, Information Security, and Information Technology Compliance organizations, oversees the assessment and management of material risks associated with cybersecurity threats. This includes directing our comprehensive cybersecurity risk management program, supervising internal cybersecurity personnel, and collaborating with external cybersecurity consultants to maintain a robust and adaptive security posture, as well as strengthening our cybersecurity framework and ensuring alignment with evolving regulatory requirements and industry best practices. These efforts underscore our commitment to proactively managing risks and safeguarding critical assets in an increasingly complex threat landscape.
Our CISO has over 13 years of experience overseeing cybersecurity strategy, risk management, cyber defense and regulatory compliance, including for a large casino and hospitality company and a large, nationwide health system. Additionally, our CISO holds the Certified Information Security Manager (CISM) credential. Our CISO is supported by a leadership team with over 75 years of combined experience and extensive expertise in cybersecurity, risk management, and compliance. Team members hold numerous globally recognized certifications, including Certified Information Systems Security Professional (CISSP) from ISC2 and Certified Information Systems Auditor (CISA) from ISACA, Security+ and Network+ from CompTIA, and Certified Ethical Hacker (C|EH) from EC-Council, among others.
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

Item 2.    Properties
We conduct our business operations in both owned and leased properties. Our principal properties include executive offices, a golf club assembly facility, a golf ball manufacturing plant, warehousing and distribution, sales offices, and Topgolf venues.
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
We also lease various retail locations for the sale of our products. In the United States, we lease 55 retail locations for the sale of our TravisMathew-branded products. In Germany and throughout Europe as well as in China, we lease over 150 retail locations for the sale of our Jack Wolfskin-branded products. We also lease over 24 retail locations in Japan for the sale of Callaway-branded products, in addition to one location for the sale of Jack Wolfskin products and three locations for the sale of TravisMathew products. In total we have 151 Jack Wolfskin retail locations, 58 TravisMathew retail locations, and 24 Callaway retail locations.
As of December 31, 2024, we had 100 Company-owned and operated venues, including 96 Topgolf venues throughout the United States, and four Topgolf venues in the United Kingdom. Of the 100 Company-owned and operated venues, over 80% are leased properties. We also lease four office spaces in Dallas, Texas, San Francisco, California, Chertsey, United Kingdom, and Stockholm, Sweden and three warehouses in Wood Dale, Illinois, Shepperton, United Kingdom, and New Castle, Australia. See “Part I, Item 1. Business Topgolf” for further details.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The symbol for our common stock is “MODG.” As of January 31, 2025, the number of holders of record of our common stock was 3,557.
We currently do not anticipate declaring or paying any cash dividends for the foreseeable future. The declaration, amount and payment of dividends are at the sole discretion of our Board, and are subject to liquidity, capital availability and other factors that the Board considers relevant, and may be affected by, among other items, our views on potential future capital requirements, projected cash flows and needs, changes to our business model, and certain restrictions limiting dividends imposed by our credit facilities (See Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K).
The following graph presents a comparison of the cumulative total shareholder return of our common stock since December 31, 2019 to two indices: the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 1500 Consumer Discretionary Index (“S&P 1500 Consumer Discretionary”). The S&P 500 tracks the aggregate price performance of equity securities of 500 large-cap companies that are actively traded in the United States, and is considered to be a leading indicator of U.S. equity securities. The S&P 1500 Consumer Discretionary tracks the aggregate price performance of equity securities from companies included in the S&P 1500 Consumer Discretionary that are classified as members of the GICS® consumer discretionary sector. The graph assumes an initial investment of $100.00 at December 31, 2019 and reinvestment of all dividends in MODG stock on the dividend payable date.

	2019	2020	2021	2022	2023	2024
Topgolf Callaway Brands (NYSE: MODG)	$100.00	$113.25	$129.43	$93.16	$67.64	$37.08
S&P 500	$100.00	$116.26	$147.52	$118.84	$147.64	$182.05
S&P 1500 Consumer Discretionary	$100.00	$131.65	$163.83	$104.38	$145.27	$183.98
Our cumulative total shareholder return is based upon the closing prices of our common stock on December 31, 2019, 2020, 2021, 2022, 2023 and 2024 of $21.20, $24.01, $27.44, $19.75, $14.34 and $7.86, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
2022 Repurchase Program
On May 26, 2022, we announced that our Board of Directors authorized a $100.0 million share repurchase program (the “2022 Repurchase Program”) under which we are authorized to repurchase shares of our common stock in the open market or in private transactions, subject to our assessment of market conditions and buying opportunities. The repurchases will be made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors, and consistent with the terms of our credit facilities, which define the amount of stock that can be repurchased. The repurchase program does not require us to acquire a specific number of shares and it will remain in effect until completed or until terminated by the Board of Directors. During the fourth quarter of 2024, we did not repurchase any shares of our common stock under the 2022 Repurchase Program, and as of December 31, 2024, approximately $35.5 million remains available under the 2022 Repurchase Program.
Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the section “Important Notice to Investors Regarding Forward-Looking Statements” that appear herein. This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions related to 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 29, 2024.
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
We believe that creating two companies will result in material benefits to the stand-alone businesses that will maximize shareholder value, including enhanced strategic focus, optimized capital allocation, simplified operating structure and a distinct investment thesis for each company that would allow investors to have the opportunity to support and invest in each business on the basis of its distinct qualities.
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
We record an estimate for anticipated returns at the time the sale is recognized. This estimate is based on historical returns data as well as current economic trends, changes in customer demands and the sell-through of products. If actual sales returns are significantly different than the recorded estimated amount, we may be exposed to material losses or gains. Assuming there had been a 10% increase over the recorded estimated sales returns reserve for the year ended December 31, 2024, pre-tax income would have decreased by approximately $6.8 million, net of the cost recovery of inventory.

Sell-through promotions such as price reductions and price concessions are short-term sales programs that are generally offered throughout the product’s life cycle, which is approximately two years, and are generally offered at the end of the product’s life cycle. We calculate an estimated rate related to these programs which is based on a combination of historical and forecasted data. We record a reduction to net revenues using this rate at the time of the sale and monitor this rate against actual results and forecasted estimates. Adjustments to the rate are made as necessary in order to reflect the amount of consideration we expect to receive from our customers. If the actual amount of variable consideration is significantly different than our accrued estimates, we may be exposed to adjustments to revenue that could be material. Assuming there had been a 10% increase in the rate used to record sales program incentives, pre-tax income for the year ended December 31, 2024 would have decreased by approximately $2.0 million.
Excess and Obsolescence Reserves
Inventories are recorded at the lower of cost or net realizable value, which includes a reserve for excess, obsolete and/or unmarketable inventory. We estimate this reserve based upon current inventory levels, sales trends and historical experience as well as our estimates of market conditions and forecasts of future product demand, all of which are subject to change. In addition, we consider inventory aging, forecasted consumer demand and pricing, regulatory (USGA and R&A) rule changes, the promotional environment and technological obsolescence, all of which require a significant amount of assumptions and judgment. If these estimates are inaccurate or change, we may be exposed to adjustments to our inventory reserve which could materially impact our operating results. Assuming there had been a 10% increase in the inventory reserve for the year ended December 31, 2024, pre-tax income would have decreased by approximately $2.4 million.
Business Combinations
We apply the guidance within Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, when accounting for our acquisitions to determine whether a transaction is the acquisition of assets, or the acquisition of a business on the date of the acquisition. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Additionally, the acquisition of a business requires us to make significant estimates and judgements when assigning fair value to any assets and liabilities assumed. We may use, amongst other things, certain estimates related to expected future revenues, growth rates, cash flows, discount rates and uncertain tax positions and valuation allowances to assign a value to certain acquired assets. If we receive new information within the 12 month allowable measurement period about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date, we may adjust the purchase price allocation in the reporting period in which the amounts are determined. Any subsequent adjustments recorded after the conclusion of the allowable 12 month measurement period or final determination of the values of assets acquired or liabilities assumed are recorded to our consolidated statements of operations.
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

We perform our goodwill impairment assessment at the reporting unit level using a combination of an income approach and a market approach. The income approach valuation method requires us to make projections of revenue, gross margin, operating expenses, and working capital over a multi-year period, and also includes weighted-average cost of capital estimates, which reflect the relative risk of an investment. The market approach valuation method determines fair value by utilizing earnings multiples of comparable public companies or interests, which reflect the market in which each relative reporting unit operates, as well as recent comparable market transactions.
As a result of our goodwill impairment assessment performed as of December 31, 2024, we recorded a goodwill impairment of $1,352.4 million. The impairment was driven by a combination of factors, including macroeconomic conditions which have put downward pressure on consumer and corporate discretionary spending, resulting in negative same venue sales and fewer projected future venue openings than were previously planned in the near term. We will continuously monitor each of our reporting units for any risk of future impairments which may occur if our current expectations of prospective results of operations, which may be influenced by market conditions and other factors, change.
For our indefinite-lived intangible assets, which primarily consist of our trade names, we estimate fair value based on an income approach using the relief-from-royalty method which assumes that, in lieu of ownership, a third-party would be willing to pay a royalty in order to derive a benefit from the trade name. This approach includes reviewing current licensing agreements, market benchmarking and performing branded product profitability assessments, among other factors, to assign an estimated royalty rate. Once a royalty rate is assigned, a discount rate is applied to the estimated future cash flows of the asset in order to determine the fair value of the trade names. As a result of our intangible asset impairment assessment performed as of December 31, 2024, we determined that the fair value of our Topgolf tradename was impaired, and as a result, we recorded an impairment loss of $99.6 million to write down the Topgolf tradename to its new estimated fair value.
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
•Same venue sales, which is defined as sales for the comparable Topgolf venue base, which includes Company-owned and operated venues with at least 24 full fiscal months of operations as of the year of comparison.
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
Current Economic Conditions
Macroeconomic Factors
Our products and services are considered to be non-essential items and are therefore discretionary purchases for consumers. In addition, our Topgolf venues business also depends on corporate discretionary spending relative to its leisure and entertainment-based offerings. As a result, demand for our products is highly sensitive to downturns in the economy and the corresponding impact on discretionary consumer and corporate spending. During 2024, macroeconomic factors including sustained inflation and high interest rates, which continued into the fourth quarter and put downward pressure on consumer and corporate discretionary spending. While we generally try to mitigate the impact of such macroeconomic factors by closely monitoring changes in consumer retail spending behavior and through the implementation of various strategic initiatives, the persistence of these trends may have an adverse impact on our operating results depending on the severity and length of the changes.

Foreign Currency
A significant portion of our business is conducted outside of the United States in currencies other than the U.S. dollar. Therefore, we enter into foreign currency forward contracts to mitigate the effects that changes in foreign currency rates may have on our financial results. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency rates in the short-term, they do not eliminate those effects, which can be significant, and they do not mitigate their effects over the long-term. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies and (iii) the mark-to-market adjustments of our foreign currency forward contracts. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct business. Fluctuations in foreign currencies had an unfavorable impact on international net revenues of $18.2 million for the year ended December 31, 2024, relative to the same period in the prior year, on a constant currency basis.
Inflation
Sustained inflationary pressure partially contributed to the increase in the cost of our products as well as operating costs. While we were able to partially offset these inflationary pressures by increasing the price of our products and services and through cost management initiatives, the length and severity of these conditions are unpredictable, and should conditions persist and/or worsen, such inflationary pressures may have a further adverse effect on our operating results. Further, we may not be able to offset these increased costs through price increases. As a result, our cash flows and results of operations could be adversely affected.
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

Results of Operations
Years Ended December 31, 2024 and 2023
Net Revenues
Net revenues for the year ended December 31, 2024 as compared to the year ended December 31, 2023 were as follows (in millions, except percentages):

	Year Ended December 31,		Increase/(Decrease)
	2024	2023	Amount	Percent
Net revenues:
Products	$2,447.8	$2,540.1	$(92.3)	(3.6)%
Services	1,791.5	1,744.7	46.8	2.7%
Total net revenues	$4,239.3	$4,284.8	$(45.5)	(1.1)%
The $45.5 million (1.1%) decrease in total net revenues was due to a decline in product revenue primarily in our Active Lifestyle operating segment, offset by an increase in services revenue in our Topgolf operating segment. The decline in product revenue in our Active Lifestyle segment was primarily driven by decreases in our Jack Wolfskin and TravisMathew product lines. The increase in service revenue in our Topgolf segment was driven by the opening of new venues partially offset by an 8.6% decrease in same venue sales.
Net revenues by major geographic region for the year ended December 31, 2024 as compared to the year ended December 31, 2023 were as follows (in millions, except percentages):

	Year Ended December 31,		Increase/(Decrease)		Non-GAAP Constant Currency Growth
	2024	2023	Amount	Percent	Percent
Net revenues:
United States	$3,102.5	$3,081.4	$21.1	0.7%	0.7%
Europe	511.1	540.6	(29.5)	(5.5)%	(6.7)%
Asia	487.6	531.9	(44.3)	(8.3)%	(3.9)%
Rest of World	138.1	130.9	7.2	5.5%	6.4%
Total net revenues	$4,239.3	$4,284.8	$(45.5)	(1.1)%	(0.6)%
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
United States
During the year ended December 31, 2024, net revenues in the United States increased $21.1 million (0.7%) compared to the year ended December 31, 2023. The increase was primarily due to incremental revenues from the opening of new Company-owned and operated Topgolf venues, partially offset by a decline in same venue sales combined with a decline in sales of TravisMathew products in the corporate wholesale channel.

Europe
During the year ended December 31, 2024, net revenues in Europe decreased $29.5 million (5.5%) compared to the year ended December 31, 2023. The decrease was primarily driven by a decline in sales of Jack Wolfskin products in the wholesale channel, partially offset by increases in golf club sales and Toptracer installations.
Asia
During the year ended December 31, 2024, net revenues in Asia decreased $44.3 million (8.3%) compared to the year ended December 31, 2023. The decrease was primarily due to softer demand in the apparel market in Korea combined with unfavorable foreign currency exchange rates in both Japan and Korea. These decreases were partially offset by increases related to market expansion and direct to consumer growth in the Jack Wolfskin business in China.
Rest of World
During the year ended December 31, 2024, net revenues in Rest of World increased $7.2 million (5.5%) compared to the year ended December 31, 2023, primarily in sales of Golf Equipment and Active Lifestyle products in the Australia and Canada markets, partially offset by unfavorable foreign currency rates.
Costs and Expenses (in millions, except percentages)

	Year Ended December 31,		Increase/(Decrease)
	2024	2023	Amount	Percent
Costs and expenses:
Cost of products	$1,401.7	$1,443.9	$(42.2)	(2.9)%
Cost of services, excluding depreciation and amortization	186.7	186.8	(0.1)	(0.1)%
Other venue expense	1,303.5	1,252.3	51.2	4.1%
Selling, general and administrative expense	1,045.7	1,036.6	9.1	0.9%
Research and development expense	92.1	101.6	(9.5)	(9.4)%
Goodwill and intangible assets impairment	1,452.0	—	1,452.0	n/m
Venue pre-opening costs	14.8	25.9	(11.1)	(42.9)%
Total costs and expenses	$5,496.5	$4,047.1	$1,449.4	35.8%
Cost of Products
Cost of products is variable in nature and fluctuates relative to sales volumes. Cost of products includes raw materials and component costs, direct labor and manufacturing overhead, inbound freight, duties and shipping charges, depreciation and amortization, and retail merchandise costs for products sold in retail shops within Topgolf venue facilities. During the year ended December 31, 2024, cost of products decreased $42.2 million (2.9%) as compared to the year ended December 31, 2023. The decreases were primarily due to lower sales in our Active Lifestyle and Golf Equipment operating segments.
Cost of Services, Excluding Depreciation and Amortization
Cost of services primarily consists of costs related to food and beverage sold at Topgolf venues and costs associated with Topgolf’s Toptracer license agreements that are primarily classified as sales-type leases. Food and beverage costs are variable in nature, fluctuate relative to sales volume, and are impacted by product mix and commodity pricing. Cost of services excludes employee costs as well as depreciation and amortization. The $0.1 million (0.1%) decrease in cost of services for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to a decline in Topgolf same venue sales, partially offset by the addition of new Company-owned and operated Topgolf venues.
Other Venue Expense
Other venue expenses consist of employee costs that directly support venue operations, rent and occupancy costs, property taxes, depreciation associated with assets at the venues, supplies, credit card fees and marketing expenses. Other venue expenses include both fixed and variable components and therefore do not directly correlate with revenue. During the year ended December 31, 2024, other venue expense increased $51.2 million (4.1%) as compared to the year ended December 31, 2023. The increase was primarily due to the addition of new Company-owned and operated Topgolf venues, in addition to higher wages and planned increases in costs related to new marketing campaigns, partially offset by operational efficiencies in the venues.

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
During the year ended December 31, 2024, SG&A expenses increased by $9.1 million (0.9%) as compared to the year ended December 31, 2023. The increase was primarily due to a $14.3 million increase in IT costs related to ongoing integration initiatives and $5.9 million in incremental lease expenses related to the expansion of our TravisMathew business. In addition, during the fourth quarter of 2024, we recognized a $9.6 million loss related to the sale of the WGT business. These increases were partially offset by a $9.5 million decrease in employee costs resulting primarily from restructuring and reorganization initiatives in our Topgolf operating segment, which took place in 2023 that did not recur in 2024, a $6.7 million decrease in tour player expenses and ambassador endorsement agreements, and decreases in television and digital advertising expenditures, professional fees, travel and entertainment and other miscellaneous expenses.
Research and Development Expense
Research and development expenses are comprised of costs to design, develop, test or improve our products and technology, and primarily include costs of personnel engaged in research and development activities, research costs and depreciation expense. During the year ended December 31, 2024, research and development expense decreased $9.5 million (9.4%) as compared to the year ended December 31, 2023. The decrease was primarily due to asset impairment charges related to the abandonment of the Shankstars media game in 2023, combined with a decline in employee costs due to reduced headcount resulting from restructuring in our Active Lifestyle operating segment.
Goodwill and Intangible Assets Impairment
During the year ended December 31, 2024, we recorded impairment losses of $1,452.0 million on goodwill and intangible assets associated with our Topgolf operating segment. The impairment was driven by sustained unfavorable macroeconomic conditions, including elevated inflation and interest rates, which have continued to put downward pressure on consumer and corporate discretionary spending. This trend contributed to declines in same venue sales, which lead to management’s determination during the fourth quarter of 2024 to decrease the number of planned venue openings in the near term as compared to previous projections. There were no goodwill or intangible asset impairment losses recognized during the year ended December 31, 2023.
Venue Pre-Opening Costs
Venue pre-opening costs consist of costs associated with activities prior to the opening of new Company-owned and operated Topgolf venues, as well as other costs that are not considered in the evaluation of ongoing venue performance. These are variable in nature and fluctuate based on the timing of an anticipated venue opening date, as well as the size and location of a particular Company-owned and operated venue. During the year ended December 31, 2024, venue pre-opening costs decreased $11.1 million (42.9%) as compared to the year ended December 31, 2023, primarily due to fewer venue openings combined with cost savings from operational efficiencies.
Other Income and Expense (in millions, except percentages)

	Year Ended December 31,		Increase/(Decrease)
	2024	2023	Amount	Percent
Other income and expenses:
Interest expense, net	$(231.2)	$(210.2)	$(21.0)	10.0%
Other income, net	15.2	7.3	7.9	108.2%
Total other expense, net	$(216.0)	$(202.9)	$(13.1)	6.5%

Interest expense, net increased $21.0 million (10.0%) during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to an increase in venue financing interest as the result of the opening of new Topgolf venues, partially offset by decreased interest expense on our term loan as a result of the debt repricing that took place during the first quarter of 2024 and lower outstanding borrowings after the discretionary $50.0 million principal payment that was made on the 2023 Term Loan B on May 31, 2024.

Other income, net increased by $7.9 million (108.2%) during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to increased dividend income from our money market accounts and a dividend received from our investment in Full Swing, combined with a decrease in losses recognized from repricing of our long-term debt in 2024 compared to debt refinancing losses incurred in 2023. These increases were partially offset by a decrease in net foreign currency gains combined with the recognition of a loss related to the dissolution of our Jack Wolfskin subsidiary in Russia.
Income Taxes
Our income tax benefit decreased $34.7 million to $25.5 million during the year ended December 31, 2024 as compared to $60.2 million in 2023. As a percentage of pre-tax income, our effective tax rate for the year ended December 31, 2024 increased to 1.7% compared to (173.0)% in 2023.
Our effective tax rate for the year ended December 31, 2024 was lower primarily due to the goodwill impairment charge recorded during the period, which is not deductible for tax purposes. Excluding the impact of the goodwill impairment in 2024 and the release of the valuation allowance in 2023 and other non-recurring items, our effective tax rate would have been 13.4% and 13.3% for the years ended December 31, 2024 and 2023, respectively. For further discussion on our income taxes, see Note 12. “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.

Net Income, Diluted Earnings Per Share and Reconciliation of Non-GAAP Measures
The following table presents a reconciliation of our GAAP results for the years ended December 31, 2024 and 2023 to our non-GAAP results for the same periods (in millions, except per share information):

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Net (Loss) Income	Diluted (Loss) Earnings per share(5) (6)	Net Income	Diluted (Loss) Earnings per share(5) (6)
GAAP	$(1,447.7)	$(7.88)	$95.0	$0.50
Less: Non-Cash Amortization of Acquired Intangibles(1)	(9.6)	(0.05)	(10.6)	(0.05)
Less: Non-Cash Goodwill and Intangible Assets Impairment(2)	(1424.6)	(7.72)	—	—
Less: Non-Recurring Items(3)	(55.5)	(0.30)	(36.6)	(0.18)
Less: Tax Valuation Allowance(4)	—	—	58.3	0.29
Non-GAAP	$42.0	$0.23	$83.9	$0.45
GAAP Diluted Weighted-Average Shares Outstanding		183.7		201.1
Non-GAAP Diluted Weighted-Average Shares Outstanding		184.6		201.1

(1) Includes the non-cash amortization of purchase accounting adjustments associated with acquired intangible assets stemming from our Acquisitions, including acquired customer and distributor relationships and acquired developed technology. See “Discussion of Non-GAAP Measures” above for further information. Starting in the second quarter of 2024, the depreciation and amortization of all other purchase accounting adjustments associated with our Acquisitions will be excluded from our non-GAAP adjustments. As such, prior period amounts have been recast in order to conform with the current period presentation. For the years ended December 31, 2024 and 2023, non-cash depreciation and amortization related to these excluded purchase accounting adjustments was $6.0 million and $11.8 million, respectively.

(2) Represents non-cash goodwill and intangible assets impairments recognized during 2024 in our Topgolf operating segment.
(3) 2024 amounts primarily include $22.9 million of total reorganization costs in the Topgolf and Active Lifestyle segments, $8.0 million of costs incurred related to the planned separation of Topgolf, $4.7 million of costs related to our 2024 debt repricing, and $3.4 million in charges related to the impairment and abandonment of the Shankstars media game in the Topgolf segment, $2.1 million in IT integration and implementation costs primarily related to the merger with Topgolf, and $1.4 million in costs related to a cybersecurity incident. 2023 amounts primarily include $12.7 million in total charges related to the impairment and abandonment of the Shankstars media game in the Topgolf segment, $12.3 million of total reorganization costs in the Topgolf and Active Lifestyle segments, $13.7 million in total charges related to our 2023 debt modification, $4.2 million in IT integration and implementation costs primarily related to the Topgolf merger, and $2.4 million in costs related to a cybersecurity incident.

(4) Related to the release of tax valuation allowances that were recorded in connection with the merger with Topgolf.
(5) Diluted earnings per share is calculated using the if-converted method, which excludes interest expense related to the Convertible Notes from the calculation of net income in periods where income is reported. During the year ended December 31, 2024, GAAP diluted weighted-average shares outstanding are equivalent to basic weighted-average shares outstanding due to the net loss position. Non-GAAP diluted weighted-average shares outstanding exclude the impact of the Convertible Notes, which were anti-dilutive for the period.

(6) When aggregated, diluted earnings per share amounts may not be additive due to rounding.
Net loss and diluted loss per share for the year ended December 31, 2024 were $1,447.7 million and $(7.88) per share, respectively, as compared to net income and diluted earnings per share of $95.0 million and $0.50 per share, respectively, for the year ended December 31, 2023. The decline in net income to a net loss was primarily due to the goodwill and intangible assets impairment charge recognized during the period, in addition to an increase in interest expense and the decrease in the income tax benefit compared to the prior year.
On a non-GAAP basis, excluding the items described in the table above, our net income and diluted earnings per share for the for the year ended December 31, 2024 would have been $42.0 million and $0.23 per share, respectively, compared to $83.9 million and $0.45 per share, respectively, for the comparable period in 2023. The decrease in non-GAAP net income was primarily due to a decrease in segment operating income as discussed below combined with an increase in interest expense, partially offset by an increase in other income and a decrease in the provision for income taxes.

Operating Segment Results for the Years Ended December 31, 2024 and 2023 (in millions, except percentages)

	Year Ended December 31,		Increase/(Decrease)		Non-GAAP Constant Currency Growth vs. 2023(1)
	2024	2023	Dollars	Percent	Percent
Net revenues:
Venues	$1,728.3	$1,692.6	$35.7	2.1%	2.0%
Other Topgolf business lines	81.1	68.4	12.7	18.6%	17.7%
Topgolf	1,809.4	1,761.0	48.4	2.7%	2.6%
Golf clubs	1,060.9	1,073.5	(12.6)	(1.2)%	—%
Golf balls	321.1	314.0	7.1	2.3%	2.7%
Golf Equipment	1,382.0	1,387.5	(5.5)	(0.4)%	0.6%
Apparel	676.5	713.2	(36.7)	(5.1)%	(4.5)%
Gear, accessories, & other	371.4	423.1	(51.7)	(12.2)%	(11.8)%
Active Lifestyle	1,047.9	1,136.3	(88.4)	(7.8)%	(7.2)%
Total net revenues	$4,239.3	$4,284.8	$(45.5)	(1.1)%	(0.6)%

Segment operating income:
Topgolf	$114.2	$108.8	$5.4	5.0%
Golf Equipment	183.6	193.3	(9.7)	(5.0)%
Active Lifestyle	82.4	117.0	(34.6)	(29.6)%
Total segment operating income	380.2	419.1	(38.9)	(9.3)%
Reconciling Items(2)	(1,637.4)	(181.4)	(1,456.0)	n/m
Total operating (loss) income	(1,257.2)	237.7	(1,494.9)	n/m
Interest expense, net	(231.2)	(210.2)	(21.0)	10.0%
Other income, net	15.2	7.3	7.9	108.2%
(Loss) Income before income taxes	$(1,473.2)	$34.8	$(1,508.0)	n/m

(1) Calculated by applying 2023 exchange rates to 2024 reported sales in regions outside the U.S.
(3) Reconciling items include corporate general and administrative expenses not utilized by management in determining segment profitability, including non-cash amortization expense of intangible assets in connection with the acquisitions and non-recurring costs as discussed above.

Topgolf
During the year ended December 31, 2024, net revenues in our Topgolf operating segment increased $48.4 million (2.7%), primarily due to incremental revenues from new Company-owned and operated venue openings and Toptracer bay installations for new Toptracer customers, partially offset by a decline in same venue sales due to slower walk-in traffic and a softer corporate events business due to unfavorable macroeconomic conditions.
During the year ended December 31, 2024, Topgolf segment operating income increased $5.4 million (5.0%) as compared to the same period in 2023. The increase was primarily due to higher revenues from the continued opening of new Company-owned and operated venues in addition to gross margin improvements and operational efficiencies at the venues. The increase in segment operating income was partially offset by higher advertising and promotional costs for national Topgolf marketing campaigns.
Golf Equipment
During the year ended December 31, 2024, net revenues in our Golf Equipment operating segment decreased $5.5 million (0.4%), primarily due to declines in golf club and golf ball sales related to softer market conditions in Korea combined with unfavorable foreign currency impacts in Asia.
During the year ended December 31, 2024, Golf Equipment segment operating income decreased $9.7 million (5.0%) compared to the same period in 2023 primarily due to softer market conditions in Korea combined with higher freight costs and unfavorable foreign currency exchange rates.

Active Lifestyle
During the year ended December 31, 2024, net revenues in our Active Lifestyle segment decreased $88.4 million (7.8%) compared to the same period in 2023, primarily due to decreases in sales of Callaway, Jack Wolfskin and TravisMathew soft goods. The decrease in sales for Callaway soft goods was primarily due to softer market conditions in Korea combined with the impact of unfavorable foreign currency exchange rates primarily in Japan. The decline in Jack Wolfskin sales was primarily due to a decline in wholesale channel sales resulting from soft market conditions in Europe, and the decrease at TravisMathew was primarily due to an expected decrease in corporate channel sales resulting from a sell-in to a distribution partner during the first quarter of 2023, which did not recur in 2024. These declines were partially offset by direct-to-consumer growth in the retail and e-commerce channels at TravisMathew due to product line expansion and the opening of new stores, as well as direct-to-consumer growth for Jack Wolfskin in the China market.
During the year ended December 31, 2024, Active Lifestyle segment operating income decreased $34.6 million (29.6%) as compared to the same period in 2023 primarily driven by the decreases in revenue and operating expense deleverage.
Financial Condition
Our cash and cash equivalents increased $51.5 million to $445.0 million at December 31, 2024 from $393.5 million at December 31, 2023. The increase in cash and cash equivalents was primarily related to cash provided by operating activities of $382.0 million, partially offset by cash used in investing activities of $297.3 million, primarily for capital expenditures, and net cash used in financing activities of $23.6 million, including proceeds from lease financing. During the year ended December 31, 2024, we used our cash and cash equivalents in addition to proceeds received from lease financings to fund operations, purchase capital expenditures, repurchase stock, and complete the BigShots acquisition. Additionally, we made a $50.0 million partial repayment of the outstanding principal of our 2023 Term Loan B. We believe that our existing funds and existing sources of and access to capital and any future financings, as necessary, are adequate to fund our future operations. For further information related to our financing arrangements, see Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in Part IV, Item 15 and “Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K.
Our accounts receivable balance fluctuates throughout the year as a result of the general seasonality of our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, accounts receivable are generally the highest during the first and second quarters during the seasonal peak in the golf industry, and generally decline significantly during the third and fourth quarters as a result of an increase in cash collections combined with lower seasonal sales. Our Active Lifestyle accounts receivable balances are generally higher during the third and fourth quarters, primarily due to the seasonal concentration of sales for the Jack Wolfskin business during the fall and winter seasons. Our Topgolf venue business primarily records revenue and collects payment at point-of-sale, therefore, Topgolf’s accounts receivable balance is lower than our other business segments. As of December 31, 2024, our net accounts receivable decreased $24.8 million to $175.7 million from $200.5 million as of December 31, 2023. The decrease is primarily due to stronger collections on increased sales in the fourth quarter of 2024 compared to the same period in 2023.
Our inventory balance fluctuates throughout the year as a result of the general seasonality of certain operating segments within our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, the buildup of inventory generally begins during the fourth quarter and continues into the first quarter and beginning of the second quarter in order to meet increased demand during the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Active Lifestyle inventory levels start to increase during the second quarter and continue to increase into the third and fourth quarters primarily due to the seasonal nature of our Jack Wolfskin business, whose products are significantly geared towards the fall and winter seasons. Topgolf is primarily a services business with lower inventory balances than our other business segments, with the inventory balances primarily consisting of food and beverage as well as retail merchandise and Toptracer inventory. Our inventory decreased by $37.1 million to $757.3 million as of December 31, 2024 compared to $794.4 million as of December 31, 2023. The decrease was primarily due to sell-through of inventory in our Active Lifestyle business, combined with inventory reduction initiatives.

Liquidity and Capital Resources
Liquidity
Our principal sources of liquidity consist of our existing cash balances, funds expected to be generated from operations and funds from our credit facilities. Based upon our current cash balances, our estimates of funds expected to be generated from operations, as well as from current and projected availability under our current credit facilities, we believe that we will be able to finance current and planned operating requirements, capital expenditures, required debt repayments and contractual obligations and commercial commitments for at least the next 12 months from the issuance date of this Form 10-K.
Our ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, demand for our products, supply chain challenges, price inflation, foreign currency exchange rates, and other risks and uncertainties applicable to us and our business (see “Risk Factors” contained in Part I, Item 1A in this Form 10-K). As of December 31, 2024, we had $796.9 million in cash and availability under our credit facilities, which is an increase of $54.3 million or 7% compared to December 31, 2023. Information about our credit facilities and long-term borrowings is presented in Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K and is incorporated herein by this reference.
On March 19, 2024 we entered into an amendment to the 2023 Term Loan B in order to decrease the interest rate and future interest expense on the 2023 Term Loan B and on May 31, 2024, we made a discretionary $50.0 million principal payment on the 2023 Term Loan B.
As of December 31, 2024, approximately 30% of our cash was held in regions outside of the United States. We continue to maintain our indefinite reinvestment assertion with respect to most jurisdictions in which we operate because of local cash requirements to operate our business. If we were to repatriate cash to the United States outside of settling intercompany balances, we may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against our U.S. tax liability, if any. Additionally, we may need to pay certain state income taxes.

Significant Cash Obligations
We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements. The table below summarizes certain significant cash obligations as of December 31, 2024 that will affect our future liquidity (in millions):

	Payments Due By Period
	Total	2025	2026 - 2027	2028 - 2029	Thereafter
Long-term debt(1)	$1,495.5	$18.6	$291.9	$27.6	$1,157.4
Interest payments relating to long-term debt(2)	508.6	99.9	185.1	178.6	45.0
Finance leases, including imputed interest(3)	891.2	15.3	36.1	37.7	802.1
Operating leases, including imputed interest(4)	2,333.7	157.2	323.1	309.8	1,543.6
DLF obligations(5)	4,965.7	86.9	199.4	207.6	4,471.8
Minimum lease payments for leases signed but not yet commenced(6)	854.3	2.0	36.7	37.2	778.4
Capital commitments(7)	110.8	58.0	49.7	3.1	—
Unconditional purchase obligations(8)	110.3	56.6	52.6	1.1	—
Uncertain tax contingencies(9)	11.6	2.4	1.1	0.1	8.0
Total	$11,281.7	$496.9	$1,175.7	$802.8	$8,806.3

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

(6) Represents future minimum lease payments under lease agreements that have not yet commenced as of December 31, 2024 in relation to future Topgolf facilities and TravisMathew retail stores. For further discussion, see Note 6. “Leases” in the Notes to Consolidated Financial Statements in this Form 10-K.

(7) Represents capital expenditure commitments under lease agreements for Topgolf venues under construction that have been signed as of December 31, 2024.
(8) During the normal course of our business, we enter into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, and intellectual property licensing agreements pursuant to which we are required to pay royalty fees. The amounts listed above approximate the minimum purchase obligations we are obligated to pay under these agreements over the next five years and thereafter as of December 31, 2024. The actual amounts paid under some of the agreements may be higher or lower than these amounts. In addition, we also enter into unconditional purchase obligations with various vendors and suppliers of goods and services during the normal course of business through purchase orders or other documentation or that are undocumented except for an invoice. For further details, see Note 13. “Commitments & Contingencies” in the Notes to Consolidated Financial Statements in this Form 10-K.

(9) Amounts represent current and non-current portions of uncertain income tax positions as recorded on our Consolidated Balance Sheets as of December 31, 2024. Amounts exclude uncertain income tax positions that we would be able to offset against deferred taxes. For further discussion, see Note 12. “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.

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

The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our financial condition. The fair value of these indemnities, commitments and guarantees that we issued during the 12 months ended December 31, 2024 was not material to our financial position, results of operations or cash flows.
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
As part of our risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which we were exposed at December 31, 2024 through our foreign currency forward contracts.
At December 31, 2024, the estimated maximum loss from our foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $18.9 million. We believe that such a hypothetical loss from our foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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
Interest Rate Fluctuations
We are exposed to interest rate risk from our credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K. Our long-term borrowing commitments are subject to interest rate fluctuations, which could be material to our cash flows and results of operations. In order to mitigate this risk, we enter into interest rate hedges as part of our interest rate risk management strategy. Information about our interest rate hedges is provided in Note 18. “Derivatives and Hedging” in the Notes to Consolidated Financial Statements in this Form 10-K. In order to determine the impact of unfavorable changes in interest rates on our cash flows and results of operations, we performed a sensitivity analysis as part of our risk management procedures. A hypothetical 10% increase in our interest rates, which represents a change of approximately 50 basis points, would result in a difference in incremental interest expense of approximately $4.3 million for the 12-month period ending December 31, 2024.

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
Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements as of December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024, together with the report of our independent registered public accounting firm, are included in this Annual Report on Form 10-K beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2024, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in our report entitled Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that as of December 31, 2024, our internal control over financial reporting was effective based on the COSO criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report which is included herein.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the three months ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Topgolf Callaway Brands Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Topgolf Callaway Brands Corp. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.

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
February 28, 2025

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning our executive officers is included under the caption “Information About our Executive Officers” following Part I, Item 1 of this Form 10-K. The other information required by Item 10 will be included in our definitive Proxy Statement under the captions “Proposal No. 1 - Election of Directors,” “Delinquent Section 16(a) Reports” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2024 pursuant to Regulation 14A, which information is incorporated herein by this reference.
We have adopted an Insider Trading Policy applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
We maintain employee benefit plans and programs in which our executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in our definitive Proxy Statement under the captions “Executive Officer Compensation,” “Executive Officer Compensation - Compensation Committee Report” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2024 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 will be included in our definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of calendar year 2024 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the number of stock options and shares underlying restricted stock units and performance share units outstanding and authorized for issuance under all of our equity compensation plans as of December 31, 2024. See Note 15. “Stock Plans and Share-Based Compensation” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of our equity plans.

Equity Compensation Plan Information (in millions, except per share amounts)

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units and Performance Share Units		Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity Compensation Plans Approved by Shareholders	4.0	(1)	$—	9.8	(2)
Equity Compensation Plans Not Approved by Shareholders(3)	—		—	—
Total	4.0		$—	9.8

(1) Includes 164,225 shares underlying RSUs and 852,856 shares underlying PRSUs (at “target”) issuable under the 2004 Plan and 1,518,814 shares underlying RSUs and 1,432,533 shares underlying PRSUs (at “target”) outstanding under our 2022 Incentive Plan (the “2022 Plan”).

(2) Consists of 9,791,511 shares remaining available for future issuance under the 2022 Plan. For purposes of calculating the shares that remain available for future issuance under the 2022 Plan, each share subject to an option is counted against the share reserve as 1.0 share and each share subject to a full value award (i.e., RSUs and PRSUs) under the 2022 Plan is counted against the share reserve as 2.0 shares under the 2022 Incentive Plan’s fungible share ratio. PRSUs are counted against the share reserve based on “max” level of performance and may vest up to 200% of the “target” number of units (150% with respect to certain units granted in connection with the Topgolf merger), depending on the year granted and the terms of such awards. In addition, shares underlying outstanding awards under the 2004 Plan may again become available for issuance under the 2022 Plan to the extent such awards lapse, expire, terminate or are canceled.

(3) In connection with our merger with Topgolf, we assumed the following equity compensation plans: the Topgolf 2015 Stock Incentive Plan (the “TG15 Plan”), the Topgolf 2016 Stock Incentive Plan (the “TG16 Plan”), and that certain Topgolf International, Inc. Nonqualified Stock Option Grant Notice and Stock Option Agreement dated October 18, 2016 between Topgolf and WestRiver Management, LLC (the “WestRiver Option Agreement,”) and the outstanding awards thereunder. No shares are available for grant under the TG15 Plan, the TG16 Plan or the WestRiver Option Agreement at December 31, 2024 (see Note 14. “Capital Stock” in the Notes to Consolidated Financial Statements in this Form 10-K), and therefore, the outstanding awards under such plans are not reported in the table. As of December 31, 2024, there remains a total of 30,770 shares underlying stock options outstanding under the TG15 Plan, 515,657 shares underlying stock options outstanding under the TG16 Plan, and 26,685 shares underlying stock options outstanding under the WestRiver Option Agreement, which options have a weighted-average exercise price of $29.44.

Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 will be included in our definitive Proxy Statement under the captions “Transactions with Related Persons” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2024 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information included in Item 14 will be included in our definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of calendar year 2024 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this report:
1. Financial Statements. The following consolidated financial statements of Topgolf Callaway Brands and our subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K beginning on page F-1:
•Report of Independent Registered Public Accounting Firm;
•Consolidated Balance Sheets as of December 31, 2024 and 2023;
•Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022;
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022;
•Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022;
•Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022; and
•Notes to Consolidated Financial Statements.
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

4.2
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, as filed with the Commission on February 29, 2024 (file no. 1-10962).

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

10.9
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

10.11	Annual Incentive Plan Guidelines, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 28, 2012 (file no. 1-10962).

10.12
Form of Performance Unit Grant Agreement, incorporated herein by this reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.13	Form of Stock Unit Grant Agreement, incorporated herein by this reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.14
Topgolf International, Inc. 2015 Stock Incentive Plan, incorporated herein by this reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8, as filed with the Commission on March 8, 2021 (file no. 333-253985).

10.15
Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement under the Topgolf International, Inc. 2015 Stock Incentive Plan, incorporated herein by this reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8, as filed with the Commission on March 8, 2021 (file no. 333-253985).

10.16
Form of Incentive Stock Option Grant Notice and Stock Option Agreement under the Topgolf International, Inc. 2015 Stock Incentive Plan, incorporated herein by this reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-8, as filed with the Commission on March 8, 2021 (file no. 333-253985).

10.17
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

10.22
Form of Performance Unit Grant Agreement under the Callaway Golf Company 2022 Incentive Plan, incorporated herein by this reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8, as filed with the Commission on May 25, 2022 (file no. 1-10962).

10.23
Form of Restricted Stock Unit Grant Agreement under the Callaway Golf Company 2022 Incentive Plan, incorporated herein by this reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8, as filed with the Commission on May 25, 2022 (file no. 1-10962).

10.24
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

10.30
Indemnification Agreement, dated March 8, 2021, between the Company and Erik J Anderson, incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.31
Indemnification Agreement, dated March 8, 2021, between the Company and Scott M. Marimow, incorporated herein by this reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.32
Indemnification Agreement, dated December 6, 2021, between the Company and Bavan M. Holloway, incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on December 6, 2021 (file no. 1-10962).

10.33
Indemnification Agreement, dated March 15, 2022, between the Company and Varsha R. Rao incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 15, 2022 (file no. 1-10962)

10.34
Indemnification Agreement, dated June 6, 2023, between the Company and C. Matthew Turney, incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on June 9, 2023 (file no. 1-10962).

Other Contracts

10.35
Credit Agreement, dated as of March 16, 2023, among Topgolf Callaway Brands Corp., the financial institutions party thereto from time to time as lenders, and Bank of America, N.A. as administrative agent and collateral agent, incorporated herein by this reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 10, 2023 (file no. 1-10962).

10.36
Amendment No. 1 to Credit Agreement, dated as of March 19, 2024, by and among Topgolf Callaway Brands Corp., certain subsidiaries of Topgolf Callaway Brands Corp., and Bank of America, N.A., as administrative agent, incorporated herein by this referred to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on April 8, 2024 (file no. 1-10962).

10.37
Fifth Amended and Restated Loan and Security Agreement, dated as of March 16, 2023, by and among Topgolf Callaway Brands Corp., certain subsidiaries of Topgolf Callaway Brands Corp., the financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent and security trustee, incorporated herein by this reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on May 10, 2023 (file no. 1-10962).

10.38
First Amendment to Fifth Amended and Restated Loan and Security Agreement, dated as of April 10, 2024, by and among Topgolf Callaway Brands Corp., certain subsidiaries of Topgolf Callaway Brands Corp., the financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent and security trustee, incorporated herein by this referred to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on April 8, 2024 (file no. 1-10962).

10.39
Second Amendment to Fifth Amended and Restated Loan and Security Agreement, dated as of July 2, 2024, by and among Topgolf Callaway Brands Corp., certain subsidiaries of Topgolf Callaway Brands Corp., the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as administrative agent and security trustee, incorporated herein by this referred to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on August 7, 2024 (file no. 1-10962).

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

19.1	Insider Trading Policy.†

21.1	List of Subsidiaries.†
23.1	Consent of Deloitte & Touche LLP.†
24.1	Limited Power of Attorney.†
31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Brian P. Lynch pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Oliver G. Brewer III and Brian P. Lynch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
97.1
Topgolf Callaway Brands Corp. Policy for Recovery of Erroneously Awarded Compensation, incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, as filed with the Commission on February 29, 2024 (file no. 1-10962).

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: February 28, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of
Principal Executive Officer:

/s/ OLIVER G. BREWER III	President and Chief Executive Officer, Director	February 28, 2025
Oliver G. Brewer III

Principal Financial Officer:

/s/ BRIAN P. LYNCH	Executive Vice President, Chief Financial Officer	February 28, 2025
Brian P. Lynch

Principal Accounting Officer:

/s/ JENNIFER THOMAS	Sr. Vice President, Chief Accounting Officer	February 28, 2025
Jennifer Thomas

Non-Management Directors:

*	Vice Chairman of the Board	February 28, 2025
Erik J Anderson

*	Director	February 28, 2025
Laura J. Flanagan

*	Director	February 28, 2025
Russell L. Fleischer

*	Director	February 28, 2025
Bavan M. Holloway

*	Chairman of the Board	February 28, 2025
John F. Lundgren

*	Director	February 28, 2025
Scott M. Marimow

*	Director	February 28, 2025
Adebayo O. Ogunlesi

*	Director	February 28, 2025
Varsha R. Rao

*	Director	February 28, 2025
Linda B. Segre

*	Director	February 28, 2025
Anthony S. Thornley

*	Director	February 28, 2025
C. Matthew Turney

*By:	/s/ BRIAN P. LYNCH
Brian P. Lynch
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Topgolf Callaway Brands Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Topgolf Callaway Brands Corp. and subsidiaries (the “Company”) as of December 31, 2024, and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Income Tax Provision Including Valuation Allowance – Refer to Notes 2 and 12 to the Financial Statements

Critical Audit Matter Description

The Company is subject to income tax in the U.S. and foreign jurisdictions, and deferred tax assets and liabilities result from temporary differences between the financial reporting and tax bases of assets and liabilities. As described in Note 12 to the consolidated financial statements, the Company recorded an income tax benefit of $25.5 million and has gross deferred tax assets of $1,023.9 million, a valuation allowance of $57.4 million reducing the deferred tax assets to $966.5 million and, overall, net deferred tax liabilities of $27.3 million as of December 31, 2024. Management uses judgment when recording its tax provision, which includes the interpretation and application of complex tax laws across multiple jurisdictions. In addition, the valuation of the Company’s deferred tax assets requires a significant amount of judgment, including estimates of future taxable income and the ability to utilize net operating losses (“NOLs”) and tax credits to offset future taxable income.

Given the significant judgments by management when interpreting and applying complex tax laws and regulations as well as Accounting Standard Codification Topic No. 740, Income Taxes, our audit procedures to assess the tax provision and the valuation allowance recorded against the Company’s deferred tax assets required a high degree of auditor judgment and an increased extent of audit effort, including the need to involve our income tax specialists.

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
•We assessed the reasonableness of the methods, assumptions, and judgments used by management to determine the tax provision, deferred taxes, and valuation allowance.
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

Topgolf Reporting Unit Goodwill and Intangibles Impairment – Refer to Notes 2 and 9 to the Financial Statements

Critical Audit Matter Description

The Company’s evaluation of goodwill and indefinite-lived intangibles for impairment involves the comparison of the fair value of each reporting unit and indefinite-lived intangible to its carrying value. The Company estimates the goodwill fair value using a combination of a discounted cash flow analysis under the income approach and a public company guideline method under the market-based approach. The income approach, utilizing the discount cash flow analysis method incorporates the use of cash flow projections and a discount rate that are developed using market participant-based assumptions. The income approach projections are based on Company’s best estimates of the long-term forecasts of the business, including the impacts of macroeconomic conditions and future venues openings, as it relates to the Topgolf reporting unit, and the rate used in the discounting of those cash flows. The market-based approach, utilizing the public company guideline method, requires management to make significant assumptions related to marketplace Revenue and EBITDA multiples from within a peer public company group. The Company estimates the indefinite-lived intangibles fair value under an income approach using the relief-from-royalty method. The royalty rate estimate is based on reviewing current licensing agreements, market benchmarking and performing branded product profitability assessments.

The carrying value of the Topgolf reporting unit and trade name exceeded the fair value as of the measurement date and, therefore, management has recognized an impairment of $1,352.4 million and $99.6 million, respectively, as of December 31, 2024. Determining the fair values of the reporting unit and indefinite-lived intangible requires management to make significant estimates and assumptions related to future revenue and earnings projections that could have significant impact on the goodwill and trade name impairment charge.

We identified the assumptions related to estimating the amount and timing of expected future revenue and earnings used in determining the fair values of the Topgolf reporting unit and trade name as a critical audit matter because of the significant judgments involved in estimating these amounts. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the expected amount and timing of future revenues and earnings to estimate the fair value of the Topgolf reporting unit and trade name included the following, among others:

•We tested the effectiveness of controls over their goodwill and indefinite-lived intangibles impairment evaluation, including those over the determination of fair value of the Topgolf reporting unit and trade name, such as controls related to management’s selection of forecasts of future revenues and earnings.
•We assessed the reasonableness of management’s forecasts of future revenues and earnings performing inquiries of appropriate individuals outside of the finance organization, comparing the projections to historical results and internal communications to management and board of directors.
•With the assistance of our fair value specialists, we compared applicable industry forecasted long-term revenue growth rates to management’s projected revenues used within the valuation models.
•We evaluated whether the estimated future earnings were consistent with evidence obtained in other areas of the audit.
•We evaluated management’s ability to estimate future revenues and earnings by comparing actual revenues and earnings to management’s historical forecasts.

/s/ Deloitte & Touche LLP

Costa Mesa, California
February 28, 2025

We have served as the Company’s auditor since 2002.

TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$445.0	$393.5
Restricted cash	0.7	0.8
Accounts receivable, less allowances of $8.9 million and $11.6 million, respectively	175.7	200.5
Inventories	757.3	794.4
Prepaid expenses	61.7	55.8
Other current assets	160.3	183.1
Total current assets	1,600.7	1,628.1
Property, plant and equipment, net	2,219.0	2,156.5
Operating lease right-of-use assets, net	1,339.2	1,410.1
Trade names and trademarks	1,303.9	1,421.8
Other intangible assets, net	68.7	83.7
Goodwill	620.2	1,988.7
Other assets, net	484.4	431.7
Total assets	$7,636.1	$9,120.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$451.3	$480.5
Accrued employee compensation and benefits	113.4	113.1
Asset-based credit facilities	25.4	54.7
Operating lease liabilities, short-term	89.3	86.4
Construction advances	6.0	59.3
Deferred revenue	96.0	110.9
Other current liabilities	44.5	42.7
Total current liabilities	825.9	947.6

Long-term debt, net	1,457.9	1,518.2
Operating lease liabilities, long-term	1,377.1	1,433.4
Deemed landlord financing obligations	1,194.8	980.0
Deferred taxes, net	24.9	36.7
Other long-term liabilities	347.8	326.5
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3.0 million shares authorized, none issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 360.0 million shares authorized, 186.2 million and 187.0 million shares issued at December 31, 2024 and December 31, 2023, respectively	1.9	1.9
Additional paid-in capital	3,032.8	3,032.7
(Accumulated Deficit) Retained Earnings	(500.2)	947.5
Accumulated other comprehensive loss	(76.0)	(47.5)
Less: Common stock held in treasury, at cost, 3.1 million shares and 3.3 million shares at December 31, 2024 and December 31, 2023, respectively	(50.8)	(56.4)
Total shareholders’ equity	2,407.7	3,878.2
Total liabilities and shareholders’ equity	$7,636.1	$9,120.6

The accompanying notes are an integral part of these consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net revenues:
Products	$2,447.8	$2,540.1	$2,465.5
Services	1,791.5	1,744.7	1,530.2
Total net revenues	4,239.3	4,284.8	3,995.7
Costs and expenses:
Cost of products	1,401.7	1,443.9	1,400.6
Cost of services, excluding depreciation and amortization	186.7	186.8	184.0
Other venue expense	1,303.5	1,252.3	1,076.9
Selling, general and administrative expense	1,045.7	1,036.6	970.6
Research and development expense	92.1	101.6	76.4
Goodwill and intangible assets impairment	1,452.0	—	—
Venue pre-opening costs	14.8	25.9	30.4
Total costs and expenses	5,496.5	4,047.1	3,738.9
(Loss) income from operations	(1,257.2)	237.7	256.8
Interest expense, net	(231.2)	(210.2)	(142.8)
Other income, net	15.2	7.3	27.9
(Loss) income before income taxes	(1,473.2)	34.8	141.9
Income tax benefit	(25.5)	(60.2)	(16.0)
Net (loss) income	$(1,447.7)	$95.0	$157.9

(Loss) earnings per common share:
Basic	$(7.88)	$0.51	$0.85
Diluted	$(7.88)	$0.50	$0.82

Weighted-average common shares outstanding:
Basic	183.7	185.0	184.9
Diluted	183.7	201.1	201.3

The accompanying notes are an integral part of these consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(1,447.7)	$95.0	$157.9
Other comprehensive (loss) income:
Change in derivative instruments	1.3	1.4	13.0
Cumulative foreign currency translation adjustments recognized from dissolution of foreign subsidiary	3.4	—	—
Foreign currency translation adjustments	(32.8)	12.8	(44.7)
Comprehensive (loss) income, before income tax on other comprehensive (loss) income	(1,475.8)	109.2	126.2
Income tax provision on derivative instruments	0.4	0.2	2.5
Comprehensive (loss) income	$(1,476.2)	$109.0	$123.7
The accompanying notes are an integral part of these consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(1,447.7)	$95.0	$157.9
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	268.4	239.7	192.8
Non-cash interest on financing and deemed landlord financed leases	29.6	22.8	13.8
Amortization of debt discount and issuance costs	5.7	6.5	9.8
Goodwill and intangible assets impairment	1,452.0	—	—
Other impairment losses	7.4	11.7	5.5
Deferred taxes, net	(48.2)	(88.9)	(31.0)
Share-based compensation	37.0	46.7	47.0
Loss on debt modification	4.7	10.5	—
Loss on disposal of long-lived assets and dissolution of foreign subsidiary	7.6	—	—
Loss on sale of business lines	9.6	—	—
Unrealized net losses on hedging instruments and foreign currency	7.5	8.7	17.5
Other	1.7	1.4	(2.9)
Change in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	17.2	(34.2)	(75.6)
Inventories	12.2	163.2	(442.4)
Leasing receivables	(10.6)	(9.5)	(22.2)
Other assets	23.4	(32.0)	(20.7)
Accounts payable and accrued expenses	(6.4)	(98.1)	110.4
Deferred revenue	(14.8)	16.7	0.8
Accrued employee compensation and benefits	2.5	(22.8)	7.6
Operating lease assets and liabilities, net	12.5	16.6	7.5
Income taxes receivable/payable, net	0.5	6.2	(11.4)
Other liabilities	10.2	4.5	0.5
Net cash provided by (used in) operating activities	382.0	364.7	(35.1)
Cash flows from investing activities:
Capital expenditures	(295.4)	(482.0)	(532.3)
Asset acquisitions, net of cash acquired	—	(31.2)	—
Business combinations, net of cash acquired	(23.3)	(29.7)	—
Investment in golf-related ventures	(4.3)	(2.5)	—
Acquisition of intangible assets	(3.2)	(0.8)	(3.2)
Proceeds from government grants	1.0	3.0	—
Proceeds from sales of property and equipment	0.6	0.3	—
Proceeds from sale of business lines	27.3	—	0.4
Net cash used in investing activities	(297.3)	(542.9)	(535.1)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt	—	1,224.8	176.8
Repayments of long-term debt	(78.9)	(794.5)	(96.6)
(Repayments of) proceeds from credit facilities, net	(25.5)	(272.4)	213.0
Debt issuance costs	(0.2)	(1.8)	(0.2)
Repayments of financing leases	(3.2)	(2.8)	(2.7)
Proceeds from lease financing	115.5	274.3	175.7
Exercise of stock options	0.1	4.2	0.7
Acquisition of treasury stock	(31.4)	(56.0)	(35.8)
Payment on contingent earn-out obligation	—	—	(5.6)
Net cash (used in) provided by financing activities	(23.6)	375.8	425.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9.6)	(2.2)	(9.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	51.5	195.4	(154.3)
Cash, cash equivalents and restricted cash at beginning of period	398.8	203.4	357.7
Cash, cash equivalents and restricted cash at end of period	450.3	398.8	203.4
Less: restricted cash	(5.3)	(5.3)	(23.2)
Cash and cash equivalents at end of period	$445.0	$393.5	$180.2
Supplemental disclosures:
Cash paid for income taxes, net	$20.9	$21.5	$28.1
Cash paid for interest and fees	$198.7	$184.7	$111.1
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$36.9	$24.6	$29.0
Accrued capital expenditures	$63.4	$45.5	$40.5
Financed additions of capital expenditures	$5.6	$60.6	$30.6
Issuance of common stock related to convertible notes	$—	$—	$0.5
The accompanying notes are an integral part of these consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
December 31, 2021	186.2	$1.9	$3,051.6	$682.2	$(27.3)	(1.0)	$(25.5)	$3,682.9
Cumulative impact of Accounting Standards Update 2020-06 adoption (Note 3)	—	—	(57.1)	12.4	—	—	—	(44.7)
Acquisition of treasury stock	—	—	0.3	—	—	(1.6)	(36.1)	(35.8)
Exercise of stock options	—	—	(0.7)	—	—	0.1	1.4	0.7
Compensatory awards released from restriction	—	—	(29.0)	—	—	1.2	29.0	—
Share-based compensation	—	—	47.0	—	—	—	—	47.0
Foreign currency translation equity adjustment	—	—	—	—	(44.7)	—	—	(44.7)
Change in fair value of derivative instruments, net of tax	—	—	—	—	10.5	—	—	10.5
Issuance of common stock related to convertible notes	—	—	0.5	—	—	—	—	0.5
Capped call transaction related to convertible note conversion	—	—	0.1	—	—	—	(0.1)	—
Net income	—	—	—	157.9	—	—	—	157.9
December 31, 2022	186.2	$1.9	$3,012.7	$852.5	$(61.5)	(1.3)	$(31.3)	$3,774.3
Acquisition of treasury stock	—	—	—	—	—	(3.3)	(56.0)	(56.0)
Issuance of common stock	0.8	—	—	—	—	—	—	—
Exercise of stock options	—	—	(2.1)	—	—	0.2	6.3	4.2
Compensatory awards released from restriction	—	—	(24.6)	—	—	1.1	24.6	—
Share-based compensation	—	—	46.7	—	—	—	—	46.7
Foreign currency translation equity adjustment	—	—	—	—	12.8	—	—	12.8
Change in fair value of derivative instruments, net of tax	—	—	—	—	1.2	—	—	1.2
Net income	—	—	—	95.0	—	—	—	95.0
December 31, 2023	187.0	$1.9	$3,032.7	$947.5	$(47.5)	(3.3)	$(56.4)	$3,878.2
Acquisition of treasury stock	—	—	—	—	—	(2.0)	(31.4)	(31.4)
Acquisition of common stock	(0.8)	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	0.1	0.1
Compensatory awards released from restriction	—	—	(36.9)	—	—	2.2	36.9	—
Share-based compensation	—	—	37.0	—	—	—	—	37.0
Foreign currency translation equity adjustment	—	—	—	—	(32.8)	—	—	(32.8)
Change in fair value of derivative instruments, net of tax	—	—	—	—	0.9	—	—	0.9
Impact from dissolution of foreign subsidiary	—	—	—	—	3.4	—	—	3.4
Net loss	—	—	—	(1,447.7)	—	—	—	(1,447.7)
December 31, 2024	186.2	$1.9	$3,032.8	$(500.2)	$(76.0)	(3.1)	$(50.8)	$2,407.7

The accompanying notes are an integral part of these consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company and Basis of Presentation
The Company
Topgolf Callaway Brands Corp. (together with its wholly-owned subsidiaries, referred to as “we,” “our,” “us,” “the Company,” or “Topgolf Callaway Brands” unless otherwise specified), a Delaware corporation, is a leading modern golf and active lifestyle company that provides world-class golf entertainment experiences, designs and manufactures premium golf equipment, and sells golf and active lifestyle apparel and other accessories through our family of brand names, which include Topgolf, Callaway Golf, Odyssey, TravisMathew, Jack Wolfskin, OGIO, and Toptracer.
Our products and brands are reported under three operating segments: Topgolf, which includes the operations of our Company-owned and operated and franchised Topgolf venues, and Toptracer ball-flight tracking technology (“Toptracer”); Golf Equipment, which includes the operations of our golf clubs and golf balls business under the Callaway Golf and Odyssey brand names; and Active Lifestyle, which includes the operations of our soft goods business marketed under the Callaway, TravisMathew, Jack Wolfskin and OGIO brand names.
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
Fiscal Year End
Our annual financial results are reported on a calendar year basis. Our Topgolf operating segment previously operated on a 52- or 53-week retail calendar year, which ended on the Sunday closest to December 31. As of April 4, 2022, Topgolf began operating on a calendar year ending on December 31. Therefore, Topgolf financial information included in our consolidated financial statements for the year ended December 31, 2022 are for the period beginning January 3, 2022 and ending December 31, 2022.
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
We license our trademarks and service marks to third parties in exchange for a royalty fee for use on products such as golf apparel and footwear, practice aids and other golf accessories. Royalty income is recognized as the underlying product sales occur, subject to certain minimum royalties, and in accordance with the related licensing arrangements.
We sell gift cards for our products which do not have an expiration date. Revenues from gift cards are deferred and recognized when redeemed, which generally occurs within a 12-month period from the date of purchase. We recognize revenue from unredeemed gift cards when the likelihood of redemption becomes remote (“breakage”) and under circumstances that comply with any applicable state escheatment laws. To determine when redemption is remote, we perform an aging analysis of unredeemed cards and compare that information with historical redemption trends. We use this historical redemption rate to recognize breakage over the redemption period. We do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions used to determine the timing of recognition of revenue from gift cards.
Service Revenue
Service revenue is primarily comprised of revenue from the operation of our Topgolf venues which consists of revenues from food and beverage sales, event deposits, gameplay and membership fees, game credit purchases, and gift card sales. In addition, we also recognize services revenues related to gift card redemptions, sponsorship contracts, franchise fees with international development partners, leasing revenue, and non-refundable deposits for venue reservations.
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
We also enter into licensing agreements with driving ranges and hospitality and entertainment venues with respect to our Toptracer and Swing Suite operations. We recognize licensing and royalty income on non-cancelable sales-type leases and operating lease agreements for Toptracer installations and Swing Suite licensing agreements in our Topgolf operating segment. See Note 6 for further discussion of leasing revenue.
In December 2024, we completed the sale of our World Golf Tour (“WGT”) digital golf game (see Note 20), a service that allows players free gameplay via web and/or mobile gaming platforms which also provides players the opportunity to purchase virtual currency within the game to use towards virtual goods. Revenues from purchases of virtual currency for WGT, which were included in our consolidated financial statements up to the date of its sale, were deferred and recognized as revenue over the average life of a player, which was determined using historical trends and gameplay activity patterns. Prior to its sale, WGT contributed an immaterial amount to our total consolidated net revenues.
We sell gift cards for our services which may be utilized for gameplay and other services at our venues which do not have an expiration date. We recognize service revenue for these gift cards in a manner consistent with the recognition of gift card revenue for products.
Variable Consideration
We offer certain discounts and promotions on our products and services. The amount of revenue we recognize is based on the amount of consideration we expect to receive from customers which is the sales price of the product or service adjusted for estimates of variable consideration. Variable consideration may include sales returns, discounts and allowances, sales programs, and sales promotions and price concessions that we offer, as further described below. Estimates of variable consideration are based on the amounts earned or expected to be claimed by customers on the related sales and are therefore recorded to the respective net revenue, trade accounts receivable, and/or sales program liability.
We record a sales return liability as a reduction of sales and cost of products and accounts receivable in the period in which the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and product sell-through. We also offer sales programs to certain customers that allow for specific returns. The cost recovery of inventory associated with the sales return reserve is recorded in other current assets on our consolidated balance sheet. Historically, actual sales returns have not been materially different from our estimates.
Our primary product sales program, the “Preferred Retailer Program,” offers rebates and discounts to participating retailers in exchange for providing certain benefits to us including the maintenance of agreed upon inventory levels, prime product placement and retailer staff training. As part of this program, participating retailers can either earn discounts or rebates based on the amount of product purchased. Discounts are applied and recorded at the time of sale. Variable consideration for rebates is estimated at the time of sale based on the customer’s estimated qualifying current year product purchases which are based on the historical level of qualifying purchases, and are adjusted quarterly, for any factors expected to affect current year purchases. The actual amount of rebates to be paid are known as of the end of the year and are paid to customers shortly after year-end. Historically, the actual amount of variable consideration related to our Preferred Retailer Program has not been materially different from our estimates.
We also offer short-term sales program incentives related to product sales, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product’s life cycle which is approximately two years, and price concessions or price reductions are generally offered at the end of the product’s life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. We record a reduction to product revenues using this rate at the time of the sale and we adjust the rate as necessary to reflect the amount of consideration we expect to receive from our customers. There have been no material changes to the rate during the years ended December 31, 2024, 2023 and 2022, and historically, the actual amount of variable consideration related to these sales programs has not been materially different from our estimates.

Product Warranty
We have stated warranty policies for certain of our golf equipment and active lifestyle products which generally range from one to two years, as well as a limited lifetime warranty for our OGIO line of products. We accrue the estimated cost of satisfying future warranty claims over the expected warranty period when the products are sold and consider various relevant factors, including our stated warranty policies and practices, the historical frequency of claims, and replacement or repair costs of the products. As of the years ended December 31, 2024 and 2023, our warranty reserve amounts were $14.5 million and $12.7 million, respectively.
Cost of Products
Cost of products primarily consists of variable costs that fluctuate with sales volumes, including raw materials for soft good and golf equipment products, golf equipment component costs, and merchandise costs for retail product sales at our Topgolf venues. Cost of products also includes direct labor and manufacturing overhead, inbound freight, duties, shipping charges, and fixed overhead expenses which are comprised of warehousing costs, indirect labor, supplies, and depreciation expense associated with assets used to manufacture and distribute products. In addition, cost of products also includes adjustments to reflect inventory at its net realizable value, as well as adjustments for obsolescence and product warranties.
Cost of Services, Excluding Depreciation and Amortization
Cost of services primarily consists of costs related to food and beverage sold at Topgolf venues, transaction fees related to in-app purchases within our WGT digital golf game that was sold in December 2024 (see Note 20), and costs associated with Topgolf’s Toptracer license agreements that are primarily classified as sales-type leases. Food and beverage costs are variable by nature, change with sales volume, and are impacted by product mix and commodity pricing. Cost of services excludes employee costs as well as depreciation and amortization.
Other Venue Expenses
Other venue expenses primarily consist of employee costs that directly support venue operations, rent and occupancy costs, property taxes, depreciation associated with venues, supplies, credit card fees and marketing expenses. Other venue expenses include both fixed and variable components and therefore do not directly correlate with revenue.
Venue Pre-Opening Costs
Venue pre-opening costs primarily include costs associated with activities prior to the opening of a new Company-owned and operated Topgolf venue and primarily consist of labor, rent, occupancy costs, travel and marketing expenses. Pre-opening costs fluctuate based on the timing, size and location of new Company-owned and operated venues.
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
Advertising Costs
Our primary advertising costs include television, print, internet, production and media placement. Our policy is to expense advertising costs as incurred. For the years ended December 31, 2024, 2023 and 2022, advertising costs were $115.5 million, $120.3 million and $116.1 million, respectively, and are recognized within SG&A expenses in the consolidated statements of operations.
Research and Development Expenses
Research and development expenses are comprised of costs to design, develop, test or significantly improve our products and technology and primarily include employee costs of personnel engaged in research and development activities, research costs and depreciation expense.

Restructuring and Reorganization Costs
Restructuring and reorganization costs are costs related to management-approved restructuring or reorganization plans in order to improve efficiencies, reduce our cost structure, or better allocate and align resources. These costs may include employee termination and severance costs, costs to dispose of property or equipment, charges related to the termination of lease agreements, and legal and other costs that are associated with the initiative. See Note 21 for further detail regarding our restructuring and reorganization costs.
Cash, Cash Equivalents and Restricted Cash
Cash equivalents are highly liquid investments purchased with original maturities of three months or less. As of December 31, 2024 and 2023, restricted cash was primarily comprised of deposits associated with gift cards and retail property leases. Long-term restricted cash is included in other assets on the consolidated balance sheet. The following is a summary of our cash, cash equivalents and restricted cash (in millions):

	December 31,
	2024	2023
Cash and cash equivalents	$445.0	$393.5
Restricted cash, short-term	0.7	0.8
Restricted cash, long-term	4.6	4.5
Total	$450.3	$398.8
Allowance for Estimated Credit Losses
We record an allowance for estimated credit losses based upon historical bad debts, current customer receivable balances, age of customer receivable balances and the customers’ financial condition. Additionally, we monitor activity and consider future reasonable and supportable forecasts of economic conditions to adjust all general and customer specific reserve percentages as necessary. Amounts recorded for estimated credit losses are written-off when they are determined to be uncollectible.
Inventories
We record inventory at the lower of cost or net realizable value, which includes a reserve for excess, obsolete and/or unmarketable inventory. This reserve is regularly assessed based on current inventory levels, sales, historical trends and management’s estimates of market conditions and forecasts of future product demand. We utilize the standard costing method, determined on the first-in, first-out basis, for our golf equipment inventory and soft goods inventory sold under the TravisMathew, OGIO, Callaway and Jack Wolfskin brands. Golf equipment inventory, which is directly manufactured by us, includes finished goods, raw materials, labor and manufacturing overhead costs and work in process. Inventory for our soft goods product lines, which are manufactured by third-party contractors, primarily include finished goods. Toptracer hardware and software, food and beverage products, Topgolf-specific retail merchandise inventories and certain golf equipment related to pre-owned products are stated at weighted-average cost.

Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation expense is recognized on a straight-line basis over the estimated useful lives of the related assets, which generally range from two years to 40 years. Normal repairs and maintenance costs are expensed as incurred. Costs that materially increase value, change capacities, or extend the useful lives of property, plant or equipment are capitalized. Construction-in-process primarily consists of costs associated with building improvements, machinery and equipment and venues under construction that have not yet been placed into service, production molds, and in-process internal-use software. When property, plant or equipment is retired or disposed, the related capitalized costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in earnings in the period in which the disposition occurred. See Note 11 for further detail regarding our property, plant and equipment.
Internal Use Software and Cloud Computing Arrangements
We capitalize certain costs related to computer software obtained or developed for internal use. All direct external costs and direct internal labor costs incurred during the application development stage are capitalized and depreciated on a straight-line basis over the estimated useful life of the software. Costs incurred during the preliminary project stage, as well as maintenance, training, and data conversion costs are expensed as incurred. Costs incurred to establish the technological feasibility of software to be sold, leased, or otherwise marketed are expensed as incurred and recorded as research and development expense. Once technological feasibility is established, costs are capitalized until the product is available for general use and are depreciated over the estimated useful life of the software.
We enter into cloud-based software hosting arrangements to access and use third-party software in support of our operations. As part of these arrangements, we may incur implementation costs related to the integration, configuration, or customization of the hosted third-party software. We assess these arrangements to determine whether the contract meets the definition of a service contract or internal-use software. For hosting arrangements that meet the definition of a service contract, we capitalize eligible implementation costs and expense these costs on a straight-line basis over the fixed, non-cancellable term of contract, including any renewal periods that are reasonably certain at that time. Costs incurred during the preliminary project stage, as well as maintenance, training, and data conversion costs related to these arrangements are expensed as incurred.
The useful lives of our internal-use software and capitalized cloud computing implementation costs are generally three to five years, however, the useful lives of major information system installations such as implementations of enterprise resource planning systems and certain related software are determined on an individual basis and may exceed five years depending on the estimated period of use.
As of December 31, 2024 and 2023, we had $22.8 million and $18.7 million, respectively, of total capitalized implementation costs related to cloud computing arrangements. Capitalized implementation costs related to these cloud computing arrangements are included in prepaid expenses and other assets on our consolidated balance sheet. During the years ended December 31, 2024 and 2023, we amortized $5.9 million and $0.7 million related to the implementation costs of these cloud computing arrangements, respectively, which are recognized as computer software expenses within selling, general and administrative expenses on our consolidated statements of operations. During the year ended December 31, 2022, there were no costs recognized related to the implementation of these cloud computing arrangements due to the timing of when these projects were placed into service.

Leases
We lease office space, manufacturing plants, warehouses, distribution centers, Company-owned and operated Topgolf venues, vehicles and equipment, as well as retail and/or outlet locations related to the TravisMathew and Jack Wolfskin businesses and the apparel businesses in Japan and Korea. Certain real estate leases include one or more options to extend the lease term, options to purchase the leased property at our sole discretion, or escalation clauses that increase the rent payments over the lease term. When deemed reasonably certain of exercise, the extension and purchase options are included in the determination of the lease term and lease payment obligation, respectively. The depreciable life of machinery and equipment and/or any leasehold improvements that are associated with each lease are limited to the expected lease term unless there is a transfer of title or purchase option which is reasonably certain of exercise. In some instances, certain leases may require an additional contingent rent payment based on a percentage of total gross sales which are greater than a specified amount stated in the lease agreement. We recognize these additional contingent payments as rent expense when it is probable that sales thresholds will be reached. Our lease agreements do not contain any material residual value guarantees, material restrictive covenants, or material asset retirement obligations.
Operating and Financing Leases
We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement. If we determine that an arrangement is a lease or contains a lease that is for a term of one year or longer, we recognize a right-of-use (“ROU”) asset and a lease liability as either an operating or financing lease on our consolidated balance sheet. ROU assets and liabilities are recognized at the commencement date of the lease and are based on the present value of lease payments over the lease term. When readily determinable, we use the rate implicit in the lease agreement to determine the present value of minimum lease payments for the particular lease. If the implicit rate for the lease is not provided, we use our incremental borrowing rate, which represents a rate we would incur to borrow an amount on a collateralized basis equal to the lease payments over a similar term and under similar economic conditions. At the commencement of a lease, the ROU asset is measured by taking the sum of the present value of the lease liability and any initial direct costs and/or prepaid lease payments and deducting any lease incentives. The amortization of operating lease ROU assets is recognized as a single straight-line lease expense over the lease term. Financing lease ROU assets are amortized on a straight-line basis over the lease term, and financing lease liabilities are measured using the effective interest rate method, with the interest accretion recognized in interest expense. Lease agreements related to properties are generally comprised of both lease and non-lease components. Non-lease components, which include items such as common area maintenance charges, property taxes and insurance, are recognized separately from the straight-line lease expense and are expensed as incurred within cost of products, other venue expenses, selling, general and administrative expenses, and venue pre-opening costs on our consolidated statement of operations.
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

Deemed Landlord Financing (“DLF”) Obligations
We enter into DLF agreements to finance certain Company-owned and operated Topgolf venues. We work with third-party developers or real estate financing partners to acquire rights to land and fund the construction associated with certain venues under build-to-suit arrangements. In certain instances, we fund a portion of the construction ourselves, and in other instances we fund all of the construction. In certain build-to-suit arrangements, we are deemed to have control of the underlying assets under construction and are therefore considered the accounting owner of these assets. At the end of the construction period, we complete a sale-leaseback assessment to determine if control has transferred to the financing partner. If the sale-leaseback criteria are not met and it is determined that control has not been transferred to the financing partner, we reverse the accumulated construction advance recognized during the construction phase and record a DLF obligation, and the costs accumulated in property, plant and equipment associated with the construction of the building are capitalized and placed into service. When we acquire land directly or finance the venue construction ourselves, we may enter into arrangements to sell the assets and lease them back from a financing partner. In these cases, if control is not transferred upon the closing of the transaction and the commencement of the subsequent leaseback, we record a DLF obligation associated with the cash proceeds. Buildings or other assets capitalized in conjunction with DLF obligations are depreciated, less their residual value, over the shorter period of their useful life, or the period of the lease term. In general, buildings are depreciated over a 40-year useful life, which aligns with the lease term including renewal periods we are reasonably certain to exercise. DLF lease obligations are measured using the effective interest rate method, with the periodic interest accretion recognized in interest expense. The interest rate used on DLF lease obligations is generally the rate that is implied within the lease.
Sales-Type Leases
With respect to our Toptracer and Swing Suite operations, we enter into non-cancelable license agreements that provide the customer the right to use a distinct bundle of highly interrelated Company-owned software and hardware products for a specified period, generally ranging from three to five years. We perform an assessment of the lease classification upon commencement of the agreement, which generally results in the license agreements being classified as sales-type leases. If the assessment does not result in a sales-type lease classification, the lease will be classified as an operating lease. Upon commencement of sales-type leases, revenue for the software and hardware is recognized as a single component, and a leasing receivable is recorded at the present value of payments over the non-cancelable term, with interest income recognized over the lease term. We manage risk on our sales-type leases through pricing and terms, and any equipment returned due to lease cancellations can be leased or sold to other customers, therefore the risk associated with these leases is considered minimal.
Business Combinations
We allocate the purchase consideration to the identifiable assets acquired and liabilities assumed in a business combination based on their acquisition-date fair values. We use our best estimates and assumptions to determine the fair value of tangible and intangible assets acquired and liabilities assumed, as well as the uncertain tax positions and tax-related valuation allowances that are initially recorded in connection with a business combination. These estimates are reevaluated and adjusted, if needed, during the measurement period of up to one year from the acquisition date and are recorded as adjustments to goodwill. Any adjustments to the acquired assets and liabilities assumed that are identified subsequent to the measurement period are recorded in earnings.

Goodwill and Intangible Assets
Goodwill and acquired intangible assets are recorded in connection with an acquisition or business combination. Goodwill represents the excess of the total consideration paid over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in connection with the acquisition or business combination. Identifiable intangible assets primarily consist of trade names and trademarks, liquor licenses, patents, customer and distributor relationships and developed technology. Intangible assets that are determined to have definite lives are amortized over their estimated useful lives and are assessed for impairment when indicators are present. Goodwill and intangible assets with indefinite lives are not amortized and are instead assessed for impairment at least annually or when events or circumstances occur that indicate an impairment may exist. Except for software costs which are determined to be eligible for capitalization, costs related to the development, maintenance or renewal of internally developed intangible assets that are inherent in our continuing business that were not acquired as a part of a business combination or asset acquisition, are expensed as incurred.
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
We perform an impairment assessment on our goodwill and indefinite-lived intangible assets at least annually during the fourth quarter of the year, or when events or circumstances occur that indicate an impairment may exist. These events or circumstances may include macroeconomic conditions, significant changes in the industry or business climate, legal factors, or other operating performance indicators, amongst other things. If an event occurs that indicates an impairment may exist, we may perform a qualitative assessment to determine whether it is more likely than not that goodwill and/or the indefinite-lived intangible asset is impaired. If after the qualitative assessment we determine it is more likely than not that goodwill and/or the indefinite-lived intangible asset is not impaired, no quantitative fair value test is necessary. If after performing the qualitative assessment we conclude it is more likely than not that the fair value of goodwill and/or the indefinite-lived intangible is less than our carrying amount, we will perform a quantitative fair value test to determine the fair value of the asset or reporting unit. To determine fair value, we use discounted cash flow estimates, quoted market prices, royalty rates when available, and independent appraisals and valuation specialists, when appropriate. We calculate an impairment as the excess of the carrying value of goodwill and/or other indefinite-lived intangible assets over the estimated fair value of the respective asset. If the carrying value exceeds the estimated fair value of the asset, an impairment charge is recorded in the period in which the impairment was determined. See Note 9 for further information on impairments recorded for our goodwill and intangible assets.
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
Derivatives and Hedging
We use foreign currency forward contracts to meet our objectives of minimizing variability in our operating results, including intercompany transactions, which may arise from changes in foreign exchange rates, as well as interest rate swap contracts to minimize our exposure to changes in interest rates. We do not enter into hedging contracts for speculative purposes. Foreign currency forward contracts generally mature within 12 months to 15 months from inception and interest rate swap agreements generally mature within 60 months from inception. Both types of contracts are measured at fair value and recorded as hedging receivables and/or payables on our consolidated balance sheet. Certain of our foreign currency forward contracts and our interest rate swap agreements satisfy the criteria for hedge accounting treatment and are classified as designated cash flow hedges. Changes in the fair value of these designated cash flow hedges are recorded as a component of accumulated other comprehensive income, net of tax, and are released in earnings during the period in which the hedged transaction takes place. Remeasurement gains or losses of derivatives that are not elected for hedge accounting treatment are recognized in earnings immediately in other income/expense.
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
Share-Based Compensation
We may grant restricted stock units (“RSUs”), restricted stock awards (“RSAs”), performance-based awards, stock options, and other equity-based awards to our officers, employees, consultants and other non-employees who provide services to us under our stock incentive plans. We measure and recognize share-based compensation expense for employees and non-employees based on estimated fair values, net of estimated forfeitures. Estimated forfeitures are based on historical data and forfeiture trends and are revised, if necessary, in subsequent periods if actual forfeitures differ materially from our initial estimates.
RSUs and RSAs (“Restricted Stock”)
The estimated fair value of restricted stock is calculated based on the closing price of our common stock on the date of grant multiplied by the number of granted shares. Compensation expense for restricted stock is recognized on a straight-line basis, net of estimated forfeitures, over the vesting period which is typically three to five years from the date of grant.

Performance Based Restricted Share Unit Awards (“PRSU”)
We grant PRSUs in which the number of shares that may ultimately be issued upon vesting is based on the achievement of company-specific performance metrics or market-conditions for each award over a specified performance period. The performance period for these awards ranges from three to five years from the date of grant and the number of shares that may ultimately be issued upon vesting may range from 0% to 200% of the participant’s target award. Awards which are based only on performance metrics are initially valued at the closing price of our stock on the date of grant. Awards which contain market conditions are initially valued using a Monte Carlo simulation which values the awards based on a range of future probable outcomes related to the achievement of the vesting conditions of the award at the date of grant. Compensation expense for all PRSUs is recognized net of estimated forfeitures, on a straight-line basis over a vesting period and is based on the fixed fair value assigned to each of the awards on the grant date. Compensation expense for awards which only contain company-specific performance metrics is adjusted according to the anticipated level of achievement of the specified performance metric over the performance period for the respective award. Compensation expense for awards with market conditions is recognized on a straight-line basis and is not adjusted over the course of the performance period or reversed if achievement is not probable. Any awards that do not achieve the minimum cumulative performance threshold over the performance period are forfeited at the end of the specified performance period.
Stock Options
We no longer grant stock options to our employees or directors. Outstanding stock options previously granted to our employees and directors were granted at exercise prices no less than the closing price of our stock on the date of grant and generally vest over a three-year period from the grant date and generally expire up to 10 years after the grant date. Compensation expense for employee stock options is recognized over the vesting term, net of estimated forfeitures, and is based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. See Note 15 for further discussion of our share-based compensation.
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

Other Income, Net
Other income, net primarily includes gains and losses on foreign currency forward contracts and foreign currency transactions and dividend income from our investments and money-market accounts. The components of other income, net are as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Foreign currency forward contract gain, net	$31.9	$19.6	$44.5
Foreign currency transaction loss, net	(22.3)	(6.4)	(18.3)
Other	5.6	(5.9)	1.7
Other income, net	$15.2	$7.3	$27.9
Concentration of Risk
On a consolidated basis, no single customer accounted for more than 10% of our consolidated revenues in 2024, 2023 or 2022. Our top five customers accounted for approximately 11% of our consolidated revenues in 2024, and 12% in both 2023 and 2022.
Our top five customers specific to our Golf Equipment and Active Lifestyle operating segments represented the following as a percentage of each segment’s total net revenues:
•Golf Equipment top five customers accounted for approximately 26%, 25% and 26% of total consolidated Golf Equipment sales in 2024, 2023, and 2022, respectively; and
•Active Lifestyle top five customers accounted for approximately 17%, 19% and 17% of total consolidated Active Lifestyle sales in 2024, 2023, and 2022, respectively.
With respect to our trade receivables, we perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral from our customers. We maintain reserves for estimated credit losses, which we consider adequate to cover any such losses. At December 31, 2024 and 2023, one customer represented 19% and 14%, respectively, of our outstanding accounts receivable balance. No other customers represented more than 10% of our outstanding accounts receivable balance.
As a result of our international business, we are exposed to increased risks inherent in conducting business outside of the United States. During 2024, 2023 and 2022, approximately 27%, 28% and 30% of our total consolidated net revenues were derived from sales outside of the United States, respectively. See Note 20 for information on net revenues and long-lived assets by geographical location.
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

Note 3. New Accounting Standards
Recent Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025 on either a prospective or retrospective basis with early adoption permitted. We are in the process of evaluating the impact that ASU 2024-04 will have on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure, on an annual and interim basis, of specific information about cost and expense related items within the notes to our consolidated financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 on either a prospective or retrospective basis with early adoption permitted. We are in the process of evaluating the impact that ASU 2024-03 will have on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which includes amendments that further enhance income tax disclosures through the standardization and disaggregation of rate reconciliation categories and income taxes paid in both domestic and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be applied prospectively, with early adoption and retrospective application permitted. We expect this ASU to only impact our disclosures with no impacts to our consolidated results of operations, cash flows and financial condition.
Adoption of New Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which introduces new reportable segment disclosure requirements related to significant segment expenses and also expands reportable segment disclosure requirements for interim reporting. The amendment will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and are included within each reportable segment’s profits and losses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 on December 31, 2024 on a retrospective basis and the required disclosures are included in Note 20.

Note 4. Business Combinations
BigShots Acquisition
On February 27, 2024, we completed a series of acquisitions of certain assets from Invited, Inc. (“Invited”), the largest owner and operator of private golf and country clubs in the United States, and affiliates of Invited, related to its BigShots Golf business (“BigShots”), which consisted of certain domestic venue locations of the BigShots brand as well as additional venue-related assets and development rights related to potential new venue locations which we intend to help expand our leadership position in off-course golf. The acquisitions were completed in three separate transactions, which occurred on November 1, 2023, January 1, 2024, and February 27, 2024 (the “Acquisition Dates”) for an aggregate total purchase price of $53.1 million, which we funded with existing cash on hand. Together, the three acquisitions were accounted for as a business combination. Goodwill arising from the acquisitions was assigned to our Topgolf operating segment and primarily consists of operational synergies. Goodwill is expected to be deductible for income tax purposes.
The following table summarizes the aggregated fair values of the assets acquired and liabilities assumed for each of the transactions as of their respective acquisition dates based on the purchase price allocation (in millions):

Amounts recognized as of the Acquisition Dates
Assets Acquired
Other current assets	$0.9
Property and equipment	36.2
Intangibles—other	2.5
Goodwill	14.6
Total assets acquired	54.2
Liabilities Assumed
Accounts payable and accrued liabilities	0.4
Other long-term liabilities	0.7
Net assets acquired	53.1
Total purchase price consideration	$53.1
For the year ended December 31, 2024, the results of operations for BigShots and acquisition-related costs were not material to our consolidated statements of operations. As such, the pro-forma results of operations have not been presented.

Note 5. Revenue Recognition
We primarily recognize revenue from the sale of our products and the operation of our Topgolf venues. The following table presents our revenue disaggregated by operating and reportable segment and major category (in millions):

	Year Ended December 31,
	2024	2023	2022
Topgolf:
Venues	$1,728.3	$1,692.6	$1,477.1
Other business lines	81.1	68.4	71.9
Total Topgolf	$1,809.4	$1,761.0	$1,549.0

Golf Equipment:
Golf clubs	$1,060.9	$1,073.5	$1,097.1
Golf balls	321.1	314.0	309.5
Total Golf Equipment	$1,382.0	$1,387.5	$1,406.6

Active Lifestyle:
Apparel	$676.5	$713.2	$631.7
Gear, accessories & other	371.4	423.1	408.4
Total Active Lifestyle	$1,047.9	$1,136.3	$1,040.1

Total Consolidated	$4,239.3	$4,284.8	$3,995.7
Venue product sales at our Topgolf operating segment include the sale of golf clubs, golf balls, apparel, and gear and accessories. During the years ended December 31, 2024, 2023, and 2022, venue product sales were $17.9 million, $16.3 million, and $18.7 million, respectively.
Product and Service Revenue
We sell our Golf Equipment products and Active Lifestyle products in the United States and internationally, with our principal international regions being Europe and Asia. Golf Equipment product sales are generally higher than Active Lifestyle sales in most regions except for Europe, which has a higher concentration of Active Lifestyle sales due to the Jack Wolfskin business. Venues sales are higher in the United States due to Topgolf having significantly more domestic venues than international venues. Revenue related to other business lines at Topgolf is predominantly in the United States, in addition to certain regions within Europe.
The following table summarizes revenue by geographical region (in millions):

	Year Ended December 31,
	2024	2023	2022
Revenue by Major Geographic Region:
United States	$3,102.5	$3,081.4	$2,798.0
Europe	511.1	540.6	537.4
Asia	487.6	531.9	545.4
Rest of World	138.1	130.9	114.9
Total	$4,239.3	$4,284.8	$3,995.7

Licensing, Royalty and Other Income
The following table summarizes all licensing, royalty and other income revenues by operating and reportable segment (in millions):

	Year Ended December 31,
	2024	2023	2022
Topgolf	$59.6	$49.0	$50.3
Active Lifestyle	27.1	26.9	26.6
Total	$86.7	$75.9	$76.9
Deferred Revenue
Our deferred revenue balance includes short-term and long-term deferred revenue, which consists primarily of revenue from the sale of gift cards, loyalty points, event deposits, memberships and prepaid sponsorships, virtual currency and game credits related to digital golf games, as well as upfront territory and franchise fees received from international franchise partners.
The following table provides a reconciliation of activity related to our short-term deferred revenue balance for the periods presented (in millions):

	Year Ended December 31,
	2024	2023	2022
Beginning Balance	$110.9	$94.9	$93.9
Deferral of revenue	671.2	694.1	646.4
Revenue recognized	(647.1)	(651.7)	(630.2)
Breakage	(40.2)	(26.3)	(19.0)
Foreign currency translation and other	1.2	(0.1)	3.8
Ending Balance	$96.0	$110.9	$94.9

As of December 31, 2024 and 2023, our long-term deferred revenue balance was $7.0 million and $3.7 million, respectively, which is included in other long-term liabilities on our consolidated balance sheet.
The following table summarizes the amount of the deferred revenue recognized related to the redemption of gift cards during the periods presented which were included in the balance of deferred revenue balances as of the end of the prior year reporting period (in millions):

	Year Ended December 31,
	2024	2023	2022
Deferred revenue recognized from prior period ending balance (excluding breakage)	$74.4	$63.7	$67.0
Variable Consideration
The following table provides a reconciliation of our short-term sales program incentives activity for the periods presented (in millions):

	Year Ended December 31,
	2024	2023	2022
Beginning Balance	$16.5	$20.8	$23.3
Additions	45.1	40.0	35.7
Credits issued	(39.7)	(42.6)	(32.9)
Foreign currency translation and other	(2.1)	(1.7)	(5.3)
Ending Balance	$19.8	$16.5	$20.8

Our provision for the sales return liability fluctuates with the seasonality of the business, while actual sales returns are generally more heavily weighted toward the second half of the year as the golf season comes to an end. The following table provides a reconciliation of the activity related to our sales return reserve for the periods presented (in millions):

	Year Ended December 31,
	2024	2023	2022
Beginning Balance	$55.9	$55.4	$47.4
Provision	180.2	181.9	128.4
Sales returns	(168.4)	(181.4)	(120.4)
Ending Balance	$67..7	$55.9	$55.4
As of December 31, 2024 and 2023, the cost recovery of inventory associated with our sales return liability was $30.4 million and $25.7 million, respectively, which are included in other current assets on our consolidated balance sheet. As of December 31, 2024 and 2023, the accrued rebate liability associated with our sales program was $30.2 million and $27.1 million, respectively, which are included in accounts payable and accrued expenses on our consolidated balance sheet.

Note 6. Leases
Sales-Type Leases
We enter into non-cancelable licensing agreements primarily related to Toptracer and Swing Suite of which certain of these agreements are classified as sales-type leases. Revenue from sales-type leases (see Note 2) is included in services revenues within our consolidated statements of operations is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Sales-type lease selling price(1)	$42.0	$30.3	$36.3
Cost of underlying assets	(16.0)	(13.8)	(17.6)
Operating profit	$26.0	$16.5	$18.7

Interest income	$7.4	$6.1	$4.5

Leasing revenue attributable to sales-type leases	$49.4	$36.4	$40.8

(1) Selling price is equal to the present value of lease payments over the non-cancelable term of the licensing agreement.
Leasing receivables related to our net investment in sales-type leases are as follows (in millions):

		December 31,
	Balance Sheet Location	2024	2023
Leasing receivables, net—short-term	Other current assets	$33.9	$26.9
Leasing receivables, net—long-term	Other assets, net	71.2	65.1
Total leasing receivables		$105.1	$92.0

Net maturities of sales-type lease receivables for the next five years and thereafter as of December 31, 2024, are as follows (in millions):

Sales-Type Leases
2025	$41.2
2026	29.3
2027	22.7
2028	15.6
2029	8.3
Thereafter	2.8
Total future lease payments	119.9
Less: imputed interest	14.8
Total	$105.1
Operating Leases, Financing Leases and DLF Obligations
Supplemental balance sheet information related to our operating and financing ROU assets and lease liabilities and DLF obligations is as follows (in millions):

		December 31,
	Balance Sheet Location	2024	2023
Assets
Operating lease ROU assets, net	Operating lease ROU assets, net	$1,339.2	$1,410.1
Financing lease ROU assets, net	Other assets, net	$261.4	$257.4

Liabilities
Current
Operating lease liabilities, short-term	Operating lease liabilities, short-term	$89.3	$86.4
Financing lease liabilities, short-term	Accounts payable and accrued expenses	$1.4	$1.4
DLF obligations, short-term	Accounts payable and accrued expenses	$1.0	$0.1

Non-current
Operating lease liabilities, long-term	Operating lease liabilities, long-term	$1,377.1	$1,433.4
Financing lease liabilities, long-term	Other long-term liabilities	$301.9	$287.9
DLF obligations, long-term	Deemed landlord financing obligations	$1,194.8	$980.0
Leases Under Construction
Our minimum capital commitment for leases under construction, net of reimbursements from third-party real estate financing partners, was approximately $110.8 million as of December 31, 2024. As we are actively involved in the construction of these properties, we recorded $36.5 million in construction costs within property, plant and equipment and $6.0 million in construction advances from the landlords in connection with these properties as of December 31, 2024. We determine the lease classification for these properties at the end of the construction period. Upon lease commencement, the initial base term of these leases is generally 20 years, with most having options to extend for additional terms of up to 20 years. As of December 31, 2024, we had $838.9 million of future lease obligations related to seven venues subject to non-cancellable leases that have been signed but have not yet commenced.

The components of lease expense included in our consolidated statements of operations for the periods presented below are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022

Operating lease costs:	$180.0	$176.1	$172.7
Financing lease costs:
Amortization of ROU assets	7.4	7.8	6.4
Interest on lease liabilities	17.6	15.4	9.3
Total financing lease costs	25.0	23.2	15.7
DLF obligation costs:
Depreciation of DLF assets	38.6	25.8	14.5
Interest on DLF obligations	101.6	70.0	46.7
Total DLF obligation costs	140.2	95.8	61.2
Variable lease costs	12.5	11.8	10.2
Total lease costs	$357.7	$306.9	$259.8

Other information related to leases (in millions):

	Year Ended December 31,
Supplemental Cash Flows Information	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$167.0	$156.4	$157.0
Operating cash flows from finance leases	$12.5	$8.5	$5.2
Operating cash flows from DLF obligations	$77.0	$54.6	$36.9
Financing cash flows from finance leases	$3.2	$2.8	$2.7
Financing cash flows from DLF obligations	$7.6	$6.9	$4.8

Lease liabilities arising from new ROU assets:
Operating leases	$40.6	$83.5	$51.9
Finance leases	$22.1	$27.0	$92.0
DLF obligations	$195.7	$311.3	$193.8

	December 31,
	2024	2023
Weighted-average remaining lease term (years):
Operating leases	15.2	15.9
Finance leases	36.2	36.8
DLF obligations	36.8	38.1

Weighted-average discount rate:
Operating leases	5.8%	5.8%
Finance leases	6.5%	6.3%
DLF obligations	9.4%	10.0%

As of December 31, 2024, our future minimum lease obligations were as follows (in millions):

	Operating Leases	Finance Leases	DLF Obligations(1)	Total
2025	$157.2	$15.3	$86.9	$259.4
2026	163.1	18.0	99.0	280.1
2027	160.0	18.1	100.4	278.5
2028	156.5	18.6	102.6	277.7
2029	153.3	19.1	105.0	277.4
Thereafter	1,543.6	802.1	4,471.8	6,817.5
Total future lease payments	2,333.7	891.2	4,965.7	8,190.6
Less: imputed interest	867.3	587.9	3,769.9	5,225.1
Total	$1,466.4	$303.3	$1,195.8	$2,965.5

(1) Future lease payments for DLF Obligations include approximately $24.1 million of reimbursements which we expect to receive from third-party financing partners that were not yet received as of December 31, 2024. Imputed interest includes approximately $114.3 million related to these unfunded DLF Obligations as of December 31, 2024.

Note 7. Financing Arrangements
Our credit facilities and long-term debt obligations are summarized as follows (in millions):

	Maturity Date	Interest Rate	December 31, 2024	December 31, 2023
Short-Term Credit Facilities
2023 ABL Credit Facility	March 16, 2028	5.68%	$—	$26.3
2022 Japan ABL Credit Facility	January 25, 2025	1.21%	25.4	28.4
Total Principal Amount			$25.4	$54.7
Unamortized Debt Issuance Costs			$3.4	$4.5

	Balance Sheet Location
ABL Credit Facilities	Asset-based credit facilities		$25.4	$54.7
Unamortized Debt Issuance Costs - Current	Prepaid expenses		$1.1	$1.1
Unamortized Debt Issuance Costs - Non-current	Other long-term assets		$2.3	$3.4

	Maturity Date	Interest Rate	December 31, 2024	December 31, 2023
Long-Term Debt and Credit Facilities
2023 Term Loan B	March 16, 2030	7.36%	$1,178.1	$1,240.6
Convertible Notes	May 1, 2026	2.75%	258.3	258.3
Equipment Notes	July 24, 2025 - December 21, 2027	2.36% - 5.93%	11.7	19.2
Mortgage Loans	July 1, 2033 - July 29, 2036	9.75% - 11.31%	44.3	45.4
Financed Tenant Improvements	February 1, 2035	8.00%	3.1	3.3
Total Principal Amount			$1,495.5	$1,566.8
Less: Unamortized Debt Issuance Costs			22.3	31.5
Total Debt, net of Unamortized Debt Issuance Costs			$1,473.2	$1,535.3

	Balance Sheet Location
Long-Term Debt - Current	Other current liabilities		$15.3	$17.1
Long-Term Debt - Non-current	Long-term debt		1,457.9	1,518.2
Total Debt, net of Unamortized Debt Issuance Costs			$1,473.2	$1,535.3

Total interest and amortization expense related to our credit facilities and long-term debt obligations, which is included in “Interest expense, net” in our consolidated statement of operations, is summarized as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Short-Term Credit Facilities
2023 ABL Credit Facility	$1.9	$7.4	$4.3
2022 Japan ABL Credit Facility	0.3	0.3	0.3
Total	$2.2	$7.7	$4.6

Long-Term Debt and Credit Facilities
2023 Term Loan B	$104.9	$90.9	$—
Convertible Notes	7.1	7.1	7.1
Equipment Notes	0.6	0.8	0.7
Financed Tenant Improvements	0.3	0.3	—
Mortgage Loans	4.6	4.7	4.8
2019 Term Loan B	—	8.6	31.2
Topgolf Term Loan	—	7.8	29.9
Topgolf Revolving Credit Facility	—	2.7	4.4
Total	$117.5	$122.9	$78.1

Short-Term Credit Facilities and Available Liquidity
2023 Asset-Based Revolving Credit Facility
We have a senior secured asset-based revolving credit facility (the “2023 ABL Credit Facility”) with Bank of America, N.A. and other lenders, which provides for senior secured asset-based revolving credit facilities in an aggregate principal amount of up to $525.0 million and consists of U.S., Canadian, German, and U.K./Dutch facilities, in each case, subject to borrowing base availability under the applicable facility. Amounts outstanding under the 2023 ABL Credit Facility are secured by a first priority lien on certain of our assets and certain of the assets of our subsidiaries in the United States, Germany, Canada, the Netherlands, and the United Kingdom (other than certain excluded subsidiaries) and a second-priority lien on substantially all of our and such subsidiaries’ other assets (in each case, other than certain excluded assets). The 2023 ABL Credit Facility includes customary affirmative and negative covenants, including among other things, restrictions on the incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions, as well as customary events of default. We are also subject to compliance with a 1.0:1.0 minimum fixed charge coverage ratio during certain specified periods in which our borrowing base availability falls below 10.0% of the maximum aggregate principal amount of the facility. The interest rate applicable to outstanding borrowings under the 2023 ABL Credit Facility may fluctuate, as specified in the loan and security agreement governing the 2023 ABL Credit Facility, depending on our “Availability Ratio,” as defined therein, and any unused portions of the 2023 ABL Credit Facility are subject to a monthly fee of 0.25% per annum.
On July 2, 2024, we entered into an amendment to the 2023 ABL Credit Facility in order to, among other things, replace Canadian Dollar Offered Rate (CDOR) as a reference rate for Canadian dollar-denominated loans under the Canadian facility with a term Canadian Overnight Repo Rate Average (CORRA)-based rate.
2022 Japan ABL Credit Facility
Our Japan subsidiary was party to an asset-based revolving credit facility with the Bank of Tokyo-Mitsubishi UFJ (the “2022 Japan ABL Credit Facility”) which provided a line of credit to our Japan subsidiary of up to 6.0 billion Japanese Yen (or approximately $38.1 million using the exchange rate in effect as of December 31, 2024) subject to borrowing base availability under the facility, and was secured by certain assets, including eligible inventory and accounts receivable of our Japan subsidiary which were subject to certain restrictions and covenants related to certain pledged assets and financial performance metrics. The interest rate applicable to outstanding borrowings under the 2022 Japan ABL Credit Facility was subject to an effective interest rate equal to the Tokyo Interbank Offered Rate (“TIBOR”) plus 0.80%. As of December 31, 2024, our remaining borrowing base availability under the 2022 Japan ABL Credit Facility was 2.0 billion Japanese Yen ($12.7 million). The 2022 Japan ABL Credit Facility matured on January 25, 2025.

In January 2025, our Japan subsidiary entered into a new 3-year asset-based revolving credit facility (“2025 Japan ABL Credit Facility”) with Mizuho Bank that has an expiration date of January 21, 2028. The 2025 Japan ABL Credit Facility provides a line of credit to our Japan subsidiary of up to 9.0 billion Japanese Yen (or approximately $58.0 million using the exchange rate in effect as of January 31, 2025) subject to borrowing base availability under the facility, and secured by certain assets, including eligible inventory and accounts receivable of our Japan subsidiary, which are subject to certain restrictions and covenants related to certain pledged assets and financial performance metrics. The interest rate applicable to outstanding borrowings under the 2025 Japan ABL Credit Facility is subject to an effective interest rate equal to TIBOR plus 0.70%.
Consolidated available liquidity is comprised of cash on hand and amounts available under our U.S. and Japan ABL credit facilities, less outstanding letters of credit and outstanding borrowings. Our average availability and weighted-average interest rate under our 2023 ABL Credit Facility and 2022 Japan ABL Credit Facility, as well as our consolidated available liquidity were as follows for the periods presented (in millions except interest rates):

	Year Ended December 31,
	2024	2023
2023 ABL Credit Facility
Average availability	$410.2	$354.6
Weighted-average interest rate	5.29%	5.88%

2022 Japan ABL Credit Facility
Average availability	$13.0	$6.0
Weighted-average interest rate	1.01%	0.88%

Consolidated Available Liquidity	$796.9	$742.6
Long-Term Debt
2023 Term Loan B
In March 2023, as part of a comprehensive debt refinancing plan (the “Refinancing Plan”), we entered into a senior secured term loan B facility (as amended, the “2023 Term Loan B”) with Bank of America, N.A. as administrative agent, and the financial institutions party thereto as lenders, in an original aggregate principal amount of $1,250.0 million, which was issued net of an original issuance discount of $12.5 million. As part of the Refinancing Plan, we used a portion of the net proceeds from the 2023 Term Loan B for the repayment of outstanding principal, interest and fees associated with our previous term loan B facility (the “2019 Term Loan B”), as well as the previous credit facilities of our Topgolf operating segment, which consisted of a senior secured term loan facility (the “Topgolf Term Loan”) and a senior secured revolving credit facility (the “Topgolf Revolving Credit Facility”). We accounted for the transactions associated with the Refinancing Plan and 2023 Term Loan B as a debt modification, and as a result we recognized a non-cash loss of $10.5 million within other income (expense), net, and $2.3 million of third-party fees within selling, general and administrative expense in our consolidated statement of operations for the year ended December 31, 2023. Additionally, we deferred $11.0 million in debt issuance costs in connection with the transaction.
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
The First Amendment was accounted for as a partial debt modification and partial debt extinguishment, which resulted in a non-cash loss of $4.7 million related to the write-off of unamortized debt issuance costs and original issuance discounts for prior lenders under our 2023 Term Loan B who did not participate in the First Amendment. This non-cash loss was recognized in other income (expense), net in our consolidated statement of operations during the first quarter of 2024. Additionally, we also incurred $1.1 million of fees related to the transaction, of which $0.2 million were recognized as deferred debt issuance costs and $0.9 million were recognized as selling, general and administrative expense during the three months ended March 31, 2024. Debt issuance costs and original issuance discounts related to the 2023 Term Loan B are amortized into interest expense over the term of the loan and are included as a reduction to long-term debt in our consolidated balance sheet.
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
Capped Call
In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls cover the aggregate number of shares of our common stock that initially underlie the Convertible Notes and are generally expected to reduce potential dilution and/or offset any cash payments we are required to make related to any conversion of the Convertible Notes. The Capped Calls, which each have an exercise price of $17.62 per share, are subject to certain adjustments and each have a cap price of $26.74 per share. The initial cost of the Capped Calls was a reduction to additional paid-in-capital on our consolidated balance sheet.
In connection with the conversion of $0.5 million of Convertible Notes in July 2022, we and the counterparties entered into a partial termination of the Capped Calls with respect to the Convertible Notes converted, which resulted us receiving 3,499 shares of our common stock from the counterparties.
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

Aggregate Amount of Long-Term Debt Maturities
The following table presents our combined aggregate amount of maturities for our long-term debt over the next five years and thereafter as of December 31, 2024.

(in millions)
2025	$18.6
2026	276.4
2027	15.5
2028	13.7
2029	13.9
Thereafter	1,157.4
Total aggregate amount of maturities	1,495.5
Less: Unamortized Debt Issuance Costs	22.3
Total aggregate amount of maturities, net of Unamortized Debt Issuance Costs	$1,473.2
As of December 31, 2024, we were in compliance with all fixed charge coverage ratios and all other financial covenants and reporting requirements under the terms of our credit facilities and long-term debt mentioned above, as applicable.
Note 8. (Loss) Earnings Per Common Share
Basic (loss) earnings per common share (“Basic EPS”) is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period.
Diluted (loss) earnings per common share (“Diluted EPS”) takes into account the potential dilution that could occur if outstanding securities were exercised or settled in shares. Dilutive securities that may impact Diluted EPS include shares underlying outstanding stock options, RSUs and PRSUs granted to employees and non-employee directors (see Note 15), as well as common shares underlying the Convertible Notes (see Note 7). Dilutive securities related to shares underlying outstanding stock options, RSUs and PRSUs granted to employees and non-employee directors are included in the calculation of diluted earnings per common share using the treasury stock method. Dilutive securities related to common shares underlying the Convertible Notes are included in the calculation of Diluted EPS using the if-converted method. Basic and diluted weighted-average common shares outstanding are the same in periods when a net loss is reported or in periods when anti-dilution occurs.
The following table summarizes the computation of Basic and Diluted EPS (in millions, except per share data):

	Year Ended December 31,
	2024	2023	2022
(Loss) earnings per common share—basic
Net (loss) income	$(1,447.7)	$95.0	$157.9
Weighted-average common shares outstanding—basic	183.7	185.0	184.9
(Loss) earnings per common share—basic	$(7.88)	$0.51	$0.85
Earnings per common share—diluted
Net (loss) income	$(1,447.7)	$95.0	$157.9
Interest expense	—	6.5	6.4
Net (loss) income attributable to earnings per common share—diluted	$(1,447.7)	$101.5	$164.3

Weighted-average common shares outstanding—basic	183.7	185.0	184.9
Incremental shares for assumed conversion of Convertible Notes	—	14.7	14.7
Outstanding options, restricted stock units and performance share units	—	1.4	1.7
Weighted-average common shares outstanding—diluted	183.7	201.1	201.3
(Loss) earnings per common share—diluted	$(7.88)	$0.50	$0.82

Anti-Dilutive Options and Restricted Stock Units
For the year ended December 31, 2024, Basic and Diluted EPS are equivalent due to the net loss position. For the year ended December 31, 2023, approximately 2.3 million securities outstanding, comprised of stock options and restricted stock units, were excluded from the calculation of Diluted EPS, as they would be anti-dilutive. For the year ended December 31, 2022, approximately 1.3 million securities outstanding, comprised of stock options, restricted stock units and performance share units, were excluded from the calculation of Diluted EPS, as they would be anti-dilutive.

Note 9. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in millions):

	Topgolf	Golf Equipment	Active Lifestyle	Total
Balance at December 31, 2022	$1,363.6	$530.3	$89.8	$1,983.7
Acquisitions	4.4	—	—	4.4
Foreign currency translation and other	—	0.4	0.2	0.6
Balance at December 31, 2023	$1,368.0	$530.7	$90.0	$1,988.7
Acquisitions	4.3	—	—	4.3
Impairment	(1,352.4)	—	—	(1,352.4)
Disposals	(25.5)	—	—	(25.5)
Foreign currency translation and other	5.6	(0.4)	(0.1)	5.1
Balance at December 31, 2024	$—	$530.3	$89.9	$620.2
Additions to goodwill during the years ended December 31, 2024 and 2023, respectively, are primarily related to the acquisition of BigShots, which is further described in Note 4.
Disposals of goodwill during the year ended December 31, 2024 of $25.5 million are from the sale of our WGT mobile game, which is further described in Note 20.
Goodwill Impairment
During the fourth quarter of 2024 we conducted our annual assessment of goodwill for all of our reporting units. During our assessment, we determined that the carrying value of the Topgolf reporting unit exceeded its fair value, resulting in the recognition of a goodwill impairment charge $1,352.4 million. The impairment was driven by sustained unfavorable macroeconomic conditions, including elevated inflation and interest rates, which have continued to put downward pressure on consumer and corporate discretionary spending. This trend contributed to declines in same venue sales, which lead to management’s determination during the fourth quarter of 2024 to decrease the number of planned venue openings in the near term as compared to previous projections.
The fair value of the Topgolf reporting unit was estimated using a combination of the income approach and market approach methodologies. The income approach involved projecting future cash flows based on our internal forecasts and discounting those cash flows using an appropriate discount rate, while the market approach considered market valuations of comparable entities. The weighted-average cost of capital used in the goodwill impairment testing of our Topgolf reporting unit was 10.25%, which was derived from the financial structures of comparable companies corresponding to its industry.
Following this impairment, there is no remaining goodwill related to our Topgolf reporting unit as of December 31, 2024. Additionally, goodwill relating to our other reporting units was determined not to be impaired as the fair values exceeded the carrying values at December 31, 2024. As such, there were no further goodwill impairment charges recognized during 2024. As of December 31, 2024 and 2023, goodwill is presented net of accumulated impairment losses of $1,500.8 million and $148.4 million, respectively.

Intangible assets by major asset class for the periods presented in the table below were (in millions, except useful life years):

	Indefinite-lived:		Amortizing:
	Trade name and Trademarks	Liquor Licenses	Patents	Customer/ Distributor Relationships and Other	Developed Technology	Total

Useful Life (Years)	NA	NA	2 - 16	1 - 10	10

Gross as of December 31, 2023	$1,443.8	$9.5	$32.3	$72.1	$69.7	$1,627.4
Acquisitions	3.1	1.2	0.2	3.3	—	7.8
Impairment	(99.6)	—	—	—	—	(99.6)
Disposals	(2.7)	—	—	—	(6.3)	(9.0)
Other	(5.9)	—	—	—	—	(5.9)
Gross as of December 31, 2024	$1,338.7	$10.7	$32.5	$75.4	$63.4	$1,520.7
Accumulated amortization	—	—	(32.0)	(48.1)	(25.5)	(105.6)
Foreign currency translation and other	(34.8)	—	—	(4.5)	(3.2)	(42.5)
Net book value, December 31, 2024	$1,303.9	$10.7	$0.5	$22.8	$34.7	$1,372.6

Gross as of December 31, 2022	$1,441.0	$8.9	$32.2	$67.4	$69.7	$1,619.2
Acquisitions	2.8	0.6	0.1	4.7	—	8.2
Gross as of December 31, 2023	$1,443.8	$9.5	$32.3	$72.1	$69.7	$1,627.4
Accumulated amortization	—	—	(31.9)	(43.1)	(18.9)	(93.9)
Foreign currency translation and other	(22.0)	—	—	(3.5)	(2.5)	(28.0)
Net book value, December 31, 2023	$1,421.8	$9.5	$0.4	$25.5	$48.3	$1,505.5
Disposals of intangible assets during the year ended December 31, 2024 of $9.0 million are from the sale of our WGT mobile game, which is further described in Note 20.
In conjunction with our annual assessment of goodwill mentioned above, we performed an impairment assessment on our indefinite-lived intangibles during the fourth quarter of 2024 and determined that the intangible asset related to the Topgolf trade name was impaired. As a result, we recognized an impairment loss of $99.6 million to write-down the Topgolf trade name to its new estimated fair value. In addition, the Jack Wolfskin business has been impacted by soft market conditions in Europe. Although the fair value of our Jack Wolfskin tradename exceeded its carrying value in our annual impairment assessment, if market conditions were to continue to decline, it could impact the performance of the Jack Wolfskin business and negatively impact the calculated fair value. We will continue to monitor the performance of our Jack Wolfskin business closely and reassess as necessary.
We recognized $11.7 million, $14.1 million and $15.2 million of amortization expense related to acquired intangible assets for the years ended December 31, 2024, 2023 and 2022, respectively, which is recorded in selling, general and administrative expenses in the consolidated statements of operations.
As of December 31, 2024, intangible asset amortization expense is expected to be incurred for the periods presented as follows (in millions):

2025	$10.4
2026	10.3
2027	10.0
2028	9.8
2029	6.1
Thereafter	10.0
Total	$56.6

Note 10. Investments
Investment in Full Swing
We have an ownership interest of less than 20.0% in Full Swing Golf Holdings, LLC (“Full Swing”), owners of multi-sport indoor virtualization and simulation technology. At both December 31, 2024 and December 31, 2023, the carrying value of our investment in Full Swing was $9.3 million, which is included in other assets, net on our consolidated balance sheets.
In May 2024, we received a $4.1 million dividend distribution from Full Swing, which is included in other income on our consolidated statement of operations.
Investment in Five Iron Golf
We have an ownership interest of less than 20.0% in preferred shares of The Range NYC, LLC (“Five Iron Golf”), an urban indoor golf experience company which hosts a golf simulation technology and serves food and beverage. As of December 31, 2024 and December 31, 2023, the carrying value of our investment in Five Iron Golf was $33.9 million and $32.4 million, respectively, and is included in other assets, net on our consolidated balance sheets.
Other Investments
In addition to the investments above, as of December 31, 2024 and December 31, 2023, we owned other miscellaneous equity investments of approximately $5.2 million and $2.5 million, respectively, all of which we had an ownership interest of less than 20.0%, and are classified as other long-term assets on our consolidated balance sheets.

Note 11. Selected Financial Data
Selected financial data as of the dates presented below is as follows (in millions, except useful life data):

		December 31, 2024	December 31, 2023
Inventories:
Finished goods		$597.1	$623.1
Work in process		0.9	1.4
Raw materials		152.0	163.7
Food and beverage		7.3	6.2
Total inventories		$757.3	$794.4

		December 31, 2024	December 31, 2023
Other current assets:
Credit card and other receivables(1)		$61.6	$100.8
Sales return reserve cost recovery asset		30.4	25.7
Taxes receivable(1)		11.4	8.2
Leasing receivables		33.9	26.9
Other(1)		23.0	21.5
Total other current assets		$160.3	$183.1
(1) Amounts as of December 31, 2023 have been recast to conform to current period presentation.

		December 31, 2024	December 31, 2023
Property, plant and equipment, net:	Estimated Useful Life
Land		$207.0	$185.2
Buildings and leasehold improvements	3 - 40 years	1,877.1	1,603.9
Machinery and equipment	2 - 10 years	316.6	289.8
Furniture, computer hardware and equipment	3 - 5 years	432.2	380.0
Internal-use software	3 - 5 years	151.2	136.2
Production molds	2 - 5 years	10.9	10.0
Construction-in-process		102.5	210.3
Total property, plant, and equipment, gross		3,097.5	2,815.4
Less: Accumulated depreciation		878.5	658.9
Total property, plant, and equipment, net		$2,219.0	$2,156.5
Depreciation expense is recognized in cost of products, other venue expenses, research and development expenses, and selling, general and administrative expenses on the consolidated statement of operations, consistent with the use of the underlying asset. We recorded $256.7 million, $225.6 million, and $177.6 million of total depreciation expense in our consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022, respectively.

	December 31, 2024	December 31, 2023
Accounts payable and accrued expenses:
Accounts payable	$96.4	$130.7
Accrued expenses	185.1	202.1
Accrued inventory	169.8	147.7
Total accounts payable and accrued expenses	$451.3	$480.5

Note 12. Income Taxes
Our income before income taxes was subject to taxes in the following jurisdictions for the following periods (in millions):

	Years Ended December 31,
	2024	2023	2022
United States	$(1,485.7)	$3.5	$97.8
Foreign	12.5	31.3	44.1
Total	$(1,473.2)	$34.8	$141.9
The provision (benefit) for income taxes is comprised of (in millions):

	Years Ended December 31,
	2024	2023	2022
Current tax provision:
Federal	$3.8	$7.0	$9.8
State	6.8	7.1	5.7
Foreign	11.2	6.8	6.4
	21.8	20.9	21.9
Deferred tax provision (benefit):
Federal	(39.3)	(36.3)	(42.6)
State	(1.6)	(37.0)	7.9
Foreign	(6.4)	(7.8)	(3.2)
	(47.3)	(81.1)	(37.9)
Income tax (benefit) provision	$(25.5)	$(60.2)	$(16.0)
Significant components of our deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows (in millions):

		December 31,
		2024	2023
Deferred tax assets:
Operating loss carryforwards		$126.8	$132.3
Tax credit carryforwards		66.0	58.7
ASC Topic 842 lease liability		438.8	461.1
Deemed landlord financing		297.1	252.3
Other		95.2	103.9
Total deferred tax assets		1,023.9	1,008.3
Valuation allowance for deferred tax assets		(57.4)	(47.7)
Deferred tax assets, net of valuation allowance		966.5	960.6
Deferred tax liabilities:
Basis difference related to fixed assets		(231.7)	(209.9)
Basis difference related to intangible assets with an indefinite life		(303.1)	(337.1)
ASC Topic 842 ROU assets		(397.6)	(425.3)
Other		(6.8)	(9.3)
Total deferred tax liabilities		(939.2)	(981.6)
Net deferred tax assets (liabilities) are shown on the accompanying consolidated balance sheets as follows:
	Balance Sheet Location
Non-current deferred tax assets	Other assets, net	52.2	15.7
Non-current deferred tax liabilities	Deferred taxes, net	(24.9)	(36.7)
Deferred tax assets (liabilities), net		$27.3	$(21.0)

The net change in net deferred taxes in 2024 of $48.3 million is primarily due to an impairment of Topgolf intangibles and the depreciation of Topgolf acquisition related deferred tax liabilities.
The valuation allowance on our deferred tax assets as of December 31, 2024 and 2023 relate primarily to state net operating loss carryforwards and tax credits of $25.1 million, and net operating loss carryforwards in the United Kingdom and Germany of $25.7 million.
As of December 31, 2024, we had federal and state income tax credit carryforwards of $56.6 million and $33.3 million, respectively, which will expire if unused at various dates beginning on December 31, 2028. Such carryforwards expire as follows (in millions):

U.S. foreign tax credit	$2.8	2028-2034
U.S. business tax credits	$53.8	2037-2047
State business tax credits - indefinite lived	$28.1	Do not expire
State business tax credits - definite lived	$5.2	2033-2047
As of December 31, 2024, we had federal, Germany, and United Kingdom net operating loss (“NOL”) carryforwards of $357.6 million and interest expense carryforwards of $50.3 million, respectively. Such carryforwards expire as follows (in millions):

U.S. loss carryforwards - definite lived	$13.3	2028-2037
U.S. loss carryforwards - indefinite lived	$109.2	Do not expire
U.S. interest expense carryforwards	$50.3	Do not expire
Germany loss carryforwards	$147.0	Do not expire
United Kingdom loss carryforwards	$88.1	Do not expire
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

A reconciliation of the effective tax rate on income or loss and the statutory tax rate is as follows:

	Years Ended December 31,
	2024	2023	2022
Statutory U.S. tax rate	21.0%	21.0%	21.0%
State income taxes, net of U.S. tax benefit	(0.3)%	(67.7)%	7.1%
Foreign income taxed at other than U.S. statutory rate	0.8%	(26.0)%	(8.9)%
Federal tax credits	1.0%	(46.6)%	(8.7)%
Goodwill impairment	(19.4)%	—%	—%
Other non-deductible expenses	(0.2)%	6.0%	1.0%
Non-deductible compensation	(0.5)%	17.9%	4.5%
U.S. Foreign tax inclusion	—%	0.4%	1.0%
Foreign derived intangible income deduction	0.2%	(7.5)%	(3.0)%
Impact of uncertain tax positions	—%	8.5%	(0.8)%
Change in deferred tax valuation allowance	(0.9)%	(88.5)%	(23.0)%
Withholding tax impacts on foreign subsidiaries	—%	5.5%	—%
Other	—%	4.3%	(1.5)%
Effective tax rate	1.7%	(172.7)%	(11.3)%
The most significant item impacting our tax provision in 2024 is the impairment of Topgolf goodwill, which is non-deductible for tax purposes, which was originally recorded as part of its acquisition in 2021.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2024	2023	2022
Balance at January 1	$29.3	$26.2	$26.6
Additions based on tax positions related to the current year	2.1	1.8	1.7
Additions for tax positions of prior years	—	2.0	1.2
Reductions for tax positions of prior years	(0.8)	—	(1.5)
Settlement of tax audits	(1.1)	—	—
Reductions due to lapsed statute of limitations	(1.8)	(0.7)	(1.8)
Balance at December 31	$27.7	$29.3	$26.2
As of December 31, 2024, the gross liability for income taxes associated with uncertain tax benefits was $27.7 million. This liability could be reduced by $4.2 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, which was recorded as a long-term income tax receivable, as well as $7.6 million of deferred taxes. The net amount of $15.9 million, if recognized, would affect our financial statements and favorably affect our effective income tax rate.
We expect the unrecognized tax benefit liabilities to decrease approximately $2.4 million during the next 12 months.
We recognize interest and penalties related to income tax matters in the income tax provision. We recognized a tax benefit of $0.3 million, $0.1 million, and $0.3 million, for the years ended December 31, 2024, 2023 and 2022, respectively, related to interest and penalties. As of December 31, 2024 and 2023, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated balance sheets was $2.6 million and $2.9 million, respectively.

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various U.S. states and foreign jurisdictions. We are generally no longer subject to income tax examinations by tax authorities in our major jurisdictions as follows:

Major Tax Jurisdiction	Years No Longer Subject to Audit
U.S. Federal	2010 and prior
Germany	2018 and prior
Japan	2018 and prior
South Korea	2021 and prior
United Kingdom	2020 and prior
As of December 31, 2024, we had $79.6 million of undistributed foreign earnings and profits. Pursuant to the Tax Act, our undistributed foreign earnings and profits were deemed repatriated as of December 31, 2017 and subsequent foreign profits are not expected to be subject to U.S. income tax upon repatriation. We have not provided deferred tax liabilities for foreign withholding taxes and certain state income taxes on the undistributed earnings and profits from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States and expect the net impact of any future repatriations of permanently reinvested earnings on our overall tax liability to be insignificant. For jurisdictions in which we are not permanently reinvested, we have estimated and accrued $2.5 million for the net impact on our overall tax liability.
Note 13. Commitments & Contingencies
Legal Matters
We are subject to routine legal claims, proceedings, and investigations associated with the normal conduct of our business activities, including commercial disputes and employment matters. We also receive from time-to-time information claiming that products we sell infringe or may infringe patent, trademark, or other intellectual property rights of third parties. One or more such claims of potential infringement could lead to litigation, the need to obtain licenses, the need to alter a product to avoid infringement, a settlement or judgment, or some other action or material loss, which could adversely affect our overall ability to protect our product designs and ultimately limit our future success in the marketplace. Additionally, we are occasionally subject to non-routine claims, proceedings, or investigations.
We regularly assess such matters to determine the degree of probability that we will incur a material loss as a result of such matters, as well as the range of possible loss. An estimated loss contingency is accrued in our financial statements if it is probable we will incur a loss, and the amount of the loss can be reasonably estimated. Historically, the claims, proceedings, and investigations brought against us, individually and in the aggregate, have not had a material adverse effect on our consolidated results of operations, cash flows or financial position. While it is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably, we do not believe that the matters currently pending against us will have a material adverse effect on our business, consolidated results of operations, cash flows or financial position.
Commitments
During the normal course of our business, we enter into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, intellectual property licensing agreements pursuant to which we are required to pay royalty fees, and signed retail lease agreements of which we have not taken possession as of year-end. The amounts listed below approximate the minimum future commitments we are obligated to pay under these agreements. The actual amounts paid under some of the agreements may be higher or lower than these amounts due to the variable nature of these obligations.

As of December 31, 2024, the minimum obligation that we are required to pay under these agreements over the next five years as follows (in millions):

2025	$57.2
2026	36.7
2027	18.2
2028	2.5
2029	1.4
Total minimum obligations	$116.0
Our minimum capital commitment related to lease agreements for Topgolf venues under construction, net of amount reimbursed by third-party real estate financing partners, of $110.8 million is not reflected in this total. These commitments are generally outstanding for periods less than a year. See Note 6 for further information.
Other Contingent Contractual Obligations
During our normal course of business, we have made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to us or based on our negligence or willful misconduct and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, we have consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. We have also issued guarantees in the form of standby letters of credit of $19.8 million as of December 31, 2024.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our consolidated financial statements. Except as otherwise included in this Note 13 and in Note 6 to these consolidated financial statements, the fair value of indemnities, commitments and guarantees that we issued during the year ended and as of December 31, 2024 was not material to our financial position, results of operations or cash flows.
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

Treasury Stock and Stock Repurchases
On May 26, 2022, our Board of Directors authorized a $100.0 million share repurchase program (the “2022 Repurchase Program”) under which we are authorized to repurchase shares of our common stock in the open market or in private transactions, subject to our assessment of market conditions and repurchase opportunities, and in accordance with the terms and conditions of our 2023 ABL Credit Facility and other long-term debt facilities. The 2022 Repurchase Program does not require that a specific number of shares be acquired and will remain in effect until the program is completed or terminated by the Board of Directors. During the year ended December 31, 2024, we repurchased 1.1 million shares of our common stock a weighted-average price per share of $15.92, for a total cost of $18.2 million, excluding commissions, under the 2022 Repurchase Program. As of December 31, 2024, approximately $35.5 million remains available under the 2022 Repurchase Program.
Repurchases made under our repurchase programs are made in accordance with the terms and conditions of our 2023 ABL Credit Facility and other long-term debt, which limit the amount of stock that can be repurchased.
In addition to the aforementioned repurchase program, we treat shares withheld for tax purposes on behalf of our employees in connection with the vesting and settlement of employee RSUs and PRSUs as common stock repurchases because they reduce the number of shares that would have been issued to the employee upon vesting. These withheld shares of common stock are not considered to be repurchases under the share repurchase program. During the years ended December 31, 2024, 2023, and 2022 we withheld 0.9 million, 0.4 million, and 0.5 million shares of our common stock, respectively, to satisfy employee payroll tax withholding obligations of $13.1 million, $9.3 million, and $10.9 million, respectively, related to the vesting and settlement of restricted stock unit and performance share unit awards.
Repurchases of shares of our own common stock are recorded at cost and are a reduction of shareholders’ equity.
Note 15. Stock Plans and Share-Based Compensation
Equity Compensation Plans
As of December 31, 2024, we had two shareholder approved stock plans under which shares were available for equity-based awards; the Callaway Golf Company Amended and Restated 2004 Incentive Plan (the “2004 Incentive Plan”) and the Callaway Golf Company 2022 Incentive Plan (the “2022 Incentive Plan”). Upon the effective date of the 2022 Incentive Plan, we ceased granting awards under the 2004 Incentive Plan except for shares subject to awards under those plans on the effective date of the 2022 Incentive Plan, any shares remaining for future issuance under such Plans were canceled.
The 2004 Incentive Plan permitted the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance share units and other equity-based awards to our officers, employees, consultants and certain other non-employees who provide services to us. All grants under the 2004 Incentive Plan were discretionary. No new awards may be granted under the 2004 Incentive Plan.
The 2022 Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance share units and other equity-based awards to our officers, employees, consultants, eligible directors serving on our Board of Directors and certain other non-employees who provide services to us. All grants under the 2022 Incentive Plan are discretionary. Directors may receive a one-time grant upon their initial appointment to our Board of Directors and may receive an annual grant thereafter upon being re-elected at each annual meeting of shareholders. The maximum number of shares issuable over the term of the 2022 Incentive Plan is 16.0 million shares, plus any shares underlying awards under the 2004 Incentive Plan to the extent such awards lapse, expire, terminate or are canceled.
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

The following table summarizes shares authorized, available for future grant and outstanding under each of our plans as of December 31, 2024 (in millions):

	Authorized	Available(1)	Outstanding
2004 Incentive Plan	33.0	—	1.0
2022 Incentive Plan	16.0	9.8	2.9
Topgolf Equity Compensation Plans and Option Agreement	3.4	—	0.6
Total	52.4	9.8	4.5

(1) Includes shares subject to a full award value under the 2022 Incentive Plan’s fungible share ratio. PRSUs are counted against the share reserve based on “max” level of performance and may vest up to 200% of the “target” number of units (150% with respect to certain units granted in connection with the Topgolf merger), depending on the year granted and the terms of such awards.

Stock Options
The following table summarizes our stock option activities for the year ended December 31, 2024 (in millions, except per share amounts and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	1.1	$28.44
Exercised(1)	—	$7.23
Expired	(0.5)	$27.48
Outstanding at December 31, 2024	0.6	$29.44	3.4	$—
Vested and expected to vest in the future at December 31, 2024	0.6	$29.44	3.4	$—
Exercisable at December 31, 2024	0.6	$29.44	3.4	$—

(1) A nominal number of stock options were exercised during the year ended December 31, 2024.
There were no stock options granted in 2023 or 2022, and as of December 31, 2024, there was no unamortized compensation expense related to stock options granted to employees under our share-based payment plans. The range of option prices for options which were exercisable as of December 31, 2024 was $9.37 to $35.14.
The following table summarizes information related to intrinsic value and cash received related to option exercises for the periods presented below (in millions):

	Year Ended December 31,
	2024	2023	2022
Intrinsic value for options exercised(1)	$—	$1.7	$0.6
Cash received from exercise of options	$0.1	$4.2	$0.7
(1) Intrinsic value for options exercised was nominal during the year ended December 31, 2024.

RSUs, RSAs, and PRSUs
The following table summarizes activity for restricted stock units, restricted stock awards, and performance-based awards for the year ended December 31, 2024 (in millions, except fair value amounts):

	RSUs		RSAs		PRSUs
	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2024	1.4	$24.13	0.8	$19.83	2.3	$32.71
Granted	1.3	$13.25	—	$—	1.0	$19.01
Vested (1)	(0.8)	$23.36	—	$29.52	(1.4)	$29.80
Target Award Adjustment (2)	—	$—	—	$—	0.6	$29.40
Forfeited	(0.2)	$18.48	(0.8)	$19.60	(0.2)	$32.40
Unvested at December 31, 2024	1.7	$16.81	—	$—	2.3	$27.85

(1) A nominal number of RSAs vested during the year ended December 31, 2024.
(2) Represents incremental shares earned by participants at a performance achievement in excess of 100% for awards previously granted.
The following table summarizes fair value of awards vested and the weighted-average grant date fair value per share of awards granted during the periods presented below (in millions, except for per share amounts):

	Years Ended December 31,
	2024	2023	2022
RSUs:
Total fair value of RSUs vested	$19.1	$17.3	$17.2
Per share weighted-average grant date fair value of RSU grants	$13.25	$22.78	$22.81

RSAs:
Total fair value of RSAs vested	$0.5	$1.3	$2.1
Per share weighted-average grant date fair value of RSA grants(1)	$—	$19.60	$—

PRSUs:
Total fair value of PRSUs vested	$40.8	$7.8	$6.9
Per share weighted-average grant date fair value of PRSU grants	$19.01	$36.58	$34.68

(1) There were no RSAs granted during the years ended December 31, 2024 and December 31, 2022.
The following table summarizes unamortized compensation expense, net of estimated forfeitures, and the weighted-average remaining recognition period of awards granted under our share-based compensation plans as of December 31, 2024 (in millions, except for periods):

December 31, 2024
RSUs:
Unamortized compensation expense for RSUs	$14.7
Weighted-average remaining recognition period (in years)	1.7

PRSUs:
Unamortized compensation expense for PRSUs	$19.0
Weighted-average remaining recognition period (in years)	1.2

Share-Based Compensation Expense
The table below summarizes amounts recognized for share-based compensation by award-type, net of estimated forfeitures, in our consolidated statement of operations for the periods presented (in millions):

	Years Ended December 31,
	2024	2023	2022
Stock options	$—	$0.4	$1.4
Restricted stock units	15.1	18.9	17.6
Restricted stock awards	—	0.6	1.3
Performance based restricted share unit awards	21.9	26.8	26.7
Cash-settled restricted stock	1.1	—	—
Total share-based compensation expense, before tax	38.1	46.7	47.0
Income tax benefit	(9.1)	(11.2)	(11.3)
Total share-based compensation expense, after tax	$29.0	$35.5	$35.7
The table below summarizes amounts recognized for share-based compensation, net of estimated forfeitures, in our consolidated statement of operations for the periods presented (in millions):

	Years Ended December 31,
	2024	2023	2022
Cost of products	$1.6	$1.9	$1.6
Selling, general and administrative expenses	33.7	39.8	44.0
Research and development expenses	0.7	1.6	1.1
Other venue expenses	2.1	3.4	0.3
Share-based compensation expense, before tax	38.1	46.7	47.0
Income tax benefit	(9.1)	(11.2)	(11.3)
Share-based compensation expense, after tax	$29.0	$35.5	$35.7
Note 16. Employee Benefit Plans
We have two voluntary deferred compensation plans under Section 401(k) of the Internal Revenue Code (the “Topgolf Callaway Brands Corp. 401(k) Plan” and the “Topgolf 401(k) Plan” for employees who satisfy the age and service requirements under each respective plan.
Topgolf Callaway Brands Corp. 401(k) Plan
Under the Topgolf Callaway Brands Corp. 401(k) Plan, each participant may elect to contribute up to 75% of annual compensation, up to the maximum allowable limit permitted by the IRS. Under the plan, the Company contributes an amount equal to 50% of the participant’s contributions, up to 6% of the participant’s eligible annual compensation, for a maximum annual employer matching contribution of 3%. The portion of the participant’s account attributable to elective deferral contributions and rollover contributions made by the participant are 100% vested upon contribution and are not able to be forfeited. Employer contributions vest at a rate of 50% per year, and are fully vested after two years of service. During the years ended December 31, 2024, 2023 and 2022, our matching contributions under the plan were $5.4 million, $4.8 million and $4.1 million, respectively.
Topgolf 401(k) Plan
Under the Topgolf 401(k) Plan, employees of Topgolf may elect to contribute up to 80% of annual compensation, up to the maximum allowable limit permitted by the IRS. Under the plan, Topgolf contributes an amount equal to 50% of the participant’s contribution, up to 6% of the employee’s eligible compensation, for a maximum annual employer matching contribution of 3%. The portion of the participant’s account attributable to elective deferral contributions and rollover contributions made by the participant are 100% vested upon contribution and are not able to be forfeited. Employer contributions vest at a rate of 25% per year, and are fully vested after four years of service.

In January 2022, we amended the Topgolf 401(k) Plan (as amended, the “2022 Topgolf 401(k) Plan”). Under the 2022 Topgolf 401(k) Plan, we contribute annually an amount equal to 100% of the participant’s first 3% of contributions, and an amount equal to 50% of the participant’s contributions between 3% and 5% of eligible compensation, for a maximum contribution of 4%. The portion of the participant’s account attributable to elective deferral contributions and rollover contributions made by the participant are 100% vested and are not able to be forfeited. Employer contributions under the plan are immediately 100% vested upon contribution and are not able to be forfeited. During the years ended December 31, 2024, 2023 and 2022, our matching contributions under the plan were $9.6 million, $9.5 million, and $7.2 million, respectively.
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
The carrying amounts of cash and cash equivalents, money market funds, accounts receivables, accounts payable and accrued expenses, revolving credit facilities, and other current liabilities approximate fair value due to their short-term nature, and are therefore categorized within Level 1 of the fair value hierarchy.
Our money market funds accrue dividends, which are reinvested in the funds, and are reflected in their carrying value of the funds. As of December 31, 2024 and December 31, 2023, the carrying value of our money market funds was $304.1 million and $196.5 million, respectively, which is included in cash and cash equivalents on our consolidated balance sheets. During years ended December 31, 2024, 2023 and 2022, we recognized $8.7 million, $3.5 million, and a nominal amount, respectively, of dividend income on our money market funds. Dividend income is included in other income, net in our consolidated statements of operations.
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

The following table summarizes the valuation of our foreign currency forward contracts and interest rate hedge agreements (see Note 18) that are measured at fair value on a recurring basis, and are classified within Level 2 of the fair value hierarchy as of the periods presented below (in millions):

Level 2 Fair Value
December 31, 2024
Foreign currency forward contracts—asset position	$5.7
Foreign currency forward contracts—liability position	(1.0)
Interest rate hedge agreements—asset position	7.8
Interest rate hedge agreements—liability position	—
Total	$12.5
December 31, 2023
Foreign currency forward contracts—asset position	$0.2
Foreign currency forward contracts—liability position	(4.5)
Interest rate hedge agreements—asset position	5.2
Interest rate hedge agreements—liability position	(2.6)
Total	$(1.7)
There were no transfers of financial instruments between the levels of the fair value hierarchy during the years ended December 31, 2024 and 2023.
Disclosures about the Fair Value of Financial Instruments
The table below presents information about the fair value of our financial liabilities whose value were derived using Level 2 inputs of the fair value hierarchy, and is provided for comparative purposes only, relative to the carrying values of our financial instruments recognized in the consolidated balance sheets for the periods presented below (in millions):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2023 ABL Credit Facility	$—	$—	$26.3	$26.3
2022 Japan ABL Credit Facility	$25.4	$25.4	$28.4	$28.4
2023 Term Loan B	$1,178.1	$1,175.2	$1,240.6	$1,242.2
Convertible Notes	$258.3	$250.1	$258.3	$277.0
Equipment Notes	$11.7	$10.7	$19.2	$17.0
Mortgage Loans	$44.3	$53.0	$45.4	$54.8
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
During the year ended December 31, 2024, we recognized $1,459.4 million of total impairment charges, of which $1,452.0 million was related to the impairment of Topgolf’s goodwill and trade name (see Note 9), $3.4 million was related to the abandonment of our Shankstars online digital game in our Topgolf segment, and $3.3 million was recognized as a result of an assessment of retail locations of our Jack Wolfskin business in connection with our restructuring and reorganization initiatives within our Active Lifestyle segment (see Note 21). In relation to our Jack Wolfskin business, we determined that certain operating ROU and fixed assets related to certain retail stores may not be fully recoverable based on the estimated cash flows for these stores over the remaining lease terms and asset lives, therefore we reduced the carrying values of these assets. The impairment losses related to Topgolf’s goodwill and trade name and the retail locations at Jack Wolfskin reduced the carrying values of these assets to their fair values which are categorized within Level 3 of the fair value hierarchy, and were recognized within selling, general and administrative expense within our consolidated statement of operations. The impairment loss related to the abandonment of Shankstars was recognized within research and development costs within our consolidated statement of operations.

During the year ended December 31, 2023, we recognized $11.7 million of impairment losses related to the abandonment of our Shankstars online digital game, which were included within research and development costs on our consolidated statements of operations.
During the year ended December 31, 2022, we recognized $5.5 million of total impairment losses, of which $4.8 million was related to the impairment of property, plant and equipment at an underperforming premerger Topgolf concept location, and was included in other venue expenses in our consolidated statements of operations. The fair value of the location was determined using the cost approach for similar assets, which considers the highest and best use of these assets, and was categorized within Level 3 of the fair value hierarchy.
Note 18. Derivatives and Hedging
The following table summarizes the fair value of our derivative instruments as well as the location of the asset and/or liability on the consolidated balance sheets as of the periods presented below (in millions):

		Fair Value of Asset Derivatives
		December 31,
	Balance Sheet Location	2024	2023
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$0.1	$—
Interest rate swap contracts	Other current assets	3.0	5.2
Interest rate swap contracts	Other assets, net	4.8	—
Total		$7.9	$5.2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	5.6	0.2
Total asset position		$13.5	$5.4

		Fair Value of Liability Derivatives
		December 31,
	Balance Sheet Location	2024	2023
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0.8	$—
Interest rate swap contracts	Other long-term liabilities	—	2.6
		0.8	2.6
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	0.2	4.5
Total liability position		$1.0	$7.1
Our derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their respective maturity date. Although we have the legal right of offset under the master netting agreements, we have elected to present these contracts on a gross basis on the accompanying consolidated balance sheets as of December 31, 2024 and 2023. Gains and losses related to our derivative instruments are presented as an adjustment to reconcile net income to net cash provided by or used in operating activities in the consolidated statements of cash flows.

Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
As of December 31, 2024, the notional amounts of our foreign currency forward contracts designated as cash flow hedging instruments was a short position of approximately $9.4 million. As of December 31, 2023, there were no notional amounts on our foreign currency contracts designated as cash flow hedging instruments.
During the year ended December 31, 2024, we recorded net gains of $4.9 million in accumulated other comprehensive loss related to foreign currency forward contracts, and released net gains of $5.9 million in cost of products for the underlying sales that were recognized. Additionally, for the year ended December 31, 2024, $2.8 million of net gains related to the amortization of forward points were released from other comprehensive income and recognized in cost of products. Based on the current valuation, we expect to reclassify net losses of $0.7 million related to foreign currency forward contracts from accumulated other comprehensive income into earnings during the next 12 months.
For the years ended December 31, 2023 and 2022, we recognized net gains of $8.6 million and $2.0 million in accumulated other comprehensive loss related to forward currency forward contracts. For the years ended December 31, 2023 and 2022, we released net gains of $5.9 million and $4.8 million, respectively, into cost of products related to foreign currency forward contracts.
Interest Rate Swap Contracts
We used interest rate swaps in order to mitigate the risk of changes in interest rates associated with our variable-rate long term debt. As a part of our debt modification in March 2023 (see Note 7), we entered into a termination agreement to unwind an existing interest rate swap, and as a result, we received proceeds of $5.6 million. As of December 31, 2024 and 2023, $0.2 million and $3.2 million were included in accumulated other comprehensive loss related to these proceeds, respectively, and will be amortized into interest expense over the remaining term of the contract.
In April 2023, we entered into interest rate swaps designated as cash flow hedges in order to mitigate the risk of interest rate fluctuations associated with our 2023 Term Loan B as well as any of our other variable rate debt. Over the life of the 2023 Term Loan B, we will receive variable interest payments from the counterparty lenders in exchange for fixed interest rate payments, which are made at a weighted-average rate of 3.36% across our interest rate swap contracts without exchange of the underlying notional amount, which was $400.0 million as of December 31, 2024 and 2023, respectively.
The following tables summarize the net effect of all cash flow hedges on the consolidated financial statements for the periods presented (in millions):

	Gain Recognized in Other Comprehensive Income
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2024	2023	2022
Foreign currency forward contracts	$4.9	$8.6	$2.0
Interest rate swap contracts	12.6	6.9	14.2
Total	$17.5	$15.5	$16.2

	Gain (Loss) Reclassified from Other Comprehensive Income into Earnings
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2024	2023	2022
Foreign currency forward contracts	$5.9	$5.9	$4.8
Interest rate swap contracts	10.3	8.2	(1.6)
Total	$16.2	$14.1	$3.2

Based on the current valuation as of December 31, 2024, we expect to reclassify a net gain of $7.8 million related to the interest rate swap contracts from accumulated other comprehensive loss into earnings during the next 12 months.

Foreign Currency Forward Contracts Not Designated as Hedging Instruments
We use foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate our exposure to fluctuations in foreign currency exchange rates due to the remeasurement of certain balance sheet payables and receivables denominated in foreign currencies, as well as gains and losses resulting from the translation of the operating results of our international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from inception. As of December 31, 2024, 2023 and 2022, the notional amounts of our foreign currency forward contracts used to mitigate the exposures discussed above were approximately $203.0 million, $209.4 million, and $162.9 million, respectively. We estimate the fair values of foreign currency forward contracts based on pricing models using current market rates, and record all derivatives on our consolidated balance sheet at fair value, with changes in fair value recorded in our consolidated statements of operations. Foreign currency forward contracts are classified under Level 2 of the fair value hierarchy (see Note 17).
The following table summarizes the location of net gains and losses for each type of our derivative contracts recognized in the consolidated statements of operations for the periods presented (in millions):

		Amount of Net Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments	Location of Net Gain Recognized in Income on Derivative Instruments	Years Ended December 31,
		2024	2023	2022
Foreign currency forward contracts	Other income, net	$31.9	$19.6	$44.5
During the years ended December 31, 2024, 2023 and 2022, we recognized net foreign currency transactional losses of $22.3 million, $6.4 million and $18.3 million, respectively, in our consolidated statements of operations.
Note 19. Accumulated Other Comprehensive Loss
The following table details the amounts reclassified from accumulated other comprehensive loss and foreign currency translation adjustments for the periods presented below (in millions):

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, January 1, 2022, after tax	$(5.6)	$(21.7)	$(27.3)
Change in derivative instruments	16.2	—	16.2
Net gains reclassified to cost products	(4.8)	—	(4.8)
Net losses reclassified to interest expense	1.6	—	1.6
Income tax impact on derivative instruments	(2.5)	—	(2.5)
Foreign currency translation adjustments	—	(44.7)	(44.7)
Accumulated other comprehensive loss, December 31, 2022, after tax	4.9	(66.4)	(61.5)
Change in derivative instruments	15.5	—	15.5
Net gains reclassified to cost products	(5.9)	—	(5.9)
Net gains reclassified to interest expense	(8.2)	—	(8.2)
Income tax impact on derivative instruments	(0.2)	—	(0.2)
Foreign currency translation adjustments	—	12.8	12.8
Accumulated other comprehensive loss, December 31, 2023, after tax	6.1	(53.6)	(47.5)
Change in derivative instruments	17.5	—	17.5
Net gains reclassified to cost products	(5.9)	—	(5.9)
Net gains reclassified to interest expense	(10.3)	—	(10.3)
Income tax impact on derivative instruments	(0.4)	—	(0.4)
Cumulative foreign currency translation adjustments reclassified into other income upon dissolution of foreign subsidiary	—	3.4	3.4
Foreign currency translation adjustments	—	(32.8)	(32.8)
Accumulated other comprehensive loss, December 31, 2024, after tax	$7.0	$(83.0)	$(76.0)

Note 20. Segment Information
Our operating segments are based on how the Chief Executive Officer as the designated Chief Operating Decision Maker (“CODM”) makes decisions about assessing performance and allocating resources. The CODM primarily evaluates segment performance using segment operating income (loss), which is calculated by taking total segment revenues less segment operating expenses. Segment operating expenses include operating expenses directly attributable to the segment as well as certain shared corporate administration services and other costs which are allocated to the reportable segments. Segment operating expenses exclude certain non-recurring items and other costs, such as interest expense, interest income and taxes. Our CODM evaluates the profitability of each reportable segment based on segment operating income (loss) because it provides insight to operational leverage and other key operational metrics for each segment. Segment operating income (loss) is also used in the annual budget and forecasting process, and budget-to-actual and forecast-to-actual variances are considered when determining the appropriate allocation of company resources to each of our segments. The CODM does not evaluate a measure of assets when assessing segment performance.
We have three operating and reportable segments:
•Topgolf, which is primarily comprised of service revenues and expenses from our Company-owned and operated Topgolf venues, Toptracer ball-flight tracking technology, and WGT digital golf game, which was sold in December 2024;
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
There were no significant intersegment transactions during the years ended December 31, 2024, 2023, or 2022.
In December 2024, we completed the sale of Topgolf’s mobile golf game, WGT, for a sale price of $27.3 million. After transaction and closing costs, we recorded a loss on disposal of the related assets of $9.6 million, which is included within selling, general and administrative expenses on our consolidated statement of operations.

The following table contains information utilized by the CODM to evaluate our operating segments for the periods presented below (in millions):

	Years Ended December 31,
	2024	2023	2022
Topgolf:
Service and product revenue	$1,809.4	$1,761.0	$1,549.0
Less:
Cost of products and services, excluding depreciation and amortization	196.4	196.1	194.7
Other venue expense	1,297.6	1,241.7	1,062.2
Selling, general and administrative expense	170.1	170.3	170.6
Research and development expense	16.3	18.2	14.3
Venue pre-opening costs	14.8	25.9	30.4
Segment operating income	$114.2	$108.8	$76.8

Golf Equipment:
Product revenue	$1,382.0	$1,387.5	$1,406.6
Less:
Cost of products	833.3	828.3	805.7
Selling, general and administrative expense	313.9	316.5	304.9
Research and development expense	51.2	49.4	44.6
Segment operating income	$183.6	$193.3	$251.4

Active Lifestyle:
Product revenue	$1,047.9	$1,136.3	$1,040.1
Less:
Cost of products	554.0	605.5	584.6
Selling, general and administrative expense	392.4	393.6	360.6
Research and development expense	19.1	20.2	17.5
Segment operating income	$82.4	$117.0	$77.4

Total segment operating income	380.2	419.1	405.6

Reconciling items (1):
Topgolf Goodwill and intangible assets impairment	(1,452.0)	—	—
Unallocated other corporate expenses	(185.4)	(181.4)	(148.8)
Total Reconciling items:	(1,637.4)	(181.4)	(148.8)
Total operating (loss) income	(1,257.2)	237.7	256.8
Interest expense, net	(231.2)	(210.2)	(142.8)
Other income, net	15.2	7.3	27.9
Total (loss) income before income taxes	$(1,473.2)	$34.8	$141.9

(1) Reconciling items include corporate general and administrative expenses not utilized by management in determining segment profitability, including the amortization of acquired intangible assets, goodwill and intangible assets impairment, restructuring and reorganization charges, and other non-recurring costs associated with our planned separation of Topgolf, debt modifications, integration of new IT systems stemming from acquisitions, and cybersecurity costs.

	December 31,
	2024	2023
Depreciation and amortization:
Topgolf	$214.0	$183.9
Golf Equipment	18.7	19.7
Active Lifestyle	35.7	36.1
Total depreciation and amortization	$268.4	$239.7
We market our products in the United States and internationally, with our principal international markets being Asia and Europe. The tables below contain information about the geographical areas in which we operate. Net revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	2024	2023	2022
	(in millions)
Net Revenues:
United States	$3,102.5	$3,081.4	$2,798.0
Europe	511.1	540.6	537.4
Asia	487.6	531.9	545.4
Rest of World	138.1	130.9	114.9
Total Net Revenues	$4,239.3	$4,284.8	$3,995.7

Long-Lived Assets
United States	$2,112.5	$2,041.4	$1,729.0
Europe	84.9	92.9	58.8
Asia	16.4	19.2	18.8
Rest of World	5.2	3.0	3.0
Total Long-Lived Assets	$2,219.0	$2,156.5	$1,809.6

Note 21. Restructuring
2023 Restructuring Plan
During 2023, we initiated a reorganization and restructuring plan in order to improve the organizational structure and increase operational efficiencies for certain businesses and functions within our Active Lifestyle and Topgolf operating segments (the “2023 Restructuring Plan”). The 2023 Restructuring Plan was completed in December 2024, and we incurred $33.6 million in total costs under the 2023 Restructuring Plan, of which $28.2 million and $5.4 million were incurred in our Active Lifestyle and Topgolf segments, respectively.
The table below summarizes the costs incurred under the 2023 Restructuring Plan which were recognized within cost of products, selling, general and administrative expenses, and research and development expenses in the consolidated statement of operations for the periods presented (in millions):

	Years Ended December 31,
	2024	2023

Employee termination & severance	$13.1	$11.8
PP&E and lease disposal costs	4.0	0.4
Legal & other	4.2	0.1
Total Restructuring	$21.3	$12.3
The following table summarizes the remaining restructuring liability related to the 2023 Restructuring Plan that is included in accounts payable and accrued expenses, accrued employee compensation and benefits, and other current liabilities on the consolidated balance sheet as of the periods presented below (in millions):

	Employee Termination costs	PP&E disposals and lease termination costs	Legal & Other costs	Total

Balance at December 31, 2023	$3.2	$—	$0.8	$4.0
Additions	13.6	3.9	4.2	21.7
Payments	(6.0)	(0.7)	(1.4)	(8.1)
Non-Cash Adjustments	(0.6)	(2.8)	(0.4)	(3.8)
Balance at December 31, 2024	$10.2	$0.4	$3.2	$13.8
Additions to the restructuring liability during the period represent additional identified costs and obligations as part of the ongoing restructuring plan associated with our Jack Wolfskin business in our Active Lifestyle segment.
Separation Transformation Plan
During 2024, and in connection with the September 2024 announcement of our intended separation of the Topgolf business, we initiated a separation transformation plan which is intended to optimize organizational efficiencies and decrease operating costs under the business structure that is anticipated after the separation from Topgolf. In connection with this plan, we have incurred costs of $1.4 million for the year ended December 31, 2024, which were primarily related to employee termination and severance costs in our Golf Equipment segment. We expect to incur a total of approximately $10.0 million to $20.0 million in costs related to this transformation plan, which we expect to be complete by the end of 2025. As of December 31, 2024, $0.6 million in employee termination & severance benefits costs related to this transformation plan were included in accounts payable and accrued expenses, accrued employee compensation and benefits, and other current liabilities on the consolidated balance sheet.