Form 10-Q
period 2025-06-30
Topgolf Callaway Brands Corp.
filed 2025-08-06
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2025, the number of shares outstanding of the Registrant’s common stock was 183,865,613.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “may,” “should,” “will,” “could,” “would,” “anticipate,” “plan,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results, performance, prospects or growth and scale opportunities including, but not limited to, statements relating to our plans to pursue a separation of our Topgolf International, Inc. (“Topgolf”) business and the anticipated benefits and other effects of the separation, the timing and method of the separation, the expected financial and operational performance of, and future opportunities for, each of the two independent companies following the separation, the leadership of each of the two independent companies following the separation, the effects of the divestiture of Callaway Germany HoldCo GmbH, which owned the Jack Wolfskin business (“Jack Wolfskin”), future industry and market conditions, strength and demand of our products and services, continued brand momentum, demand for golf and outdoor activities and apparel, continued investments in the business, increases in shareholder value, consumer trends and behavior, the expansion of our leadership position in off-course golf, the strength of our brands, product lines and e-commerce business, pending litigation, availability of capital under our credit facilities, the capital markets or other sources, our conservation and cost reduction efforts, expected leverage levels, future stock repurchases or dividends, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, projected cash flow generation, same venue sales growth, increased venue operating margins, Topgolf venue development, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax provision, the future impact of new accounting standards, the impacts of inflation and changes in foreign exchange rates, and future prospects and growth of our businesses, including TravisMathew, LLC (“TravisMathew”), OGIO International, Inc. (“OGIO”), and Topgolf. These statements are based upon current information and our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:
•certain risks and uncertainties, including changes in capital markets or economic conditions, particularly the uncertainty related to inflation, decreases in consumer demand and spending and any severe or prolonged economic downturn;
•our ability to successfully execute planned and potential transactions, including our planned separation of Topgolf and the potential failure to realize the expected benefits of such transactions, including our recent divestiture of Jack Wolfskin, in the expected timeframes or at all;
•uncertainty in obtaining regulatory approvals in connection with the separation of Topgolf;
•our ability to satisfy the closing conditions to complete the separation of Topgolf on a timely basis, or at all;
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
•the effect of terrorist activity, armed conflict (including the ongoing conflicts between Russia and Ukraine, Israel and Hamas and Iran and U.S.-designated terrorist proxies), natural disasters or pandemic diseases, on the economy generally, on the level of demand for our products or on our ability to manage our supply and delivery logistics in such an environment; and
•the general risks and uncertainties applicable to us and our business.
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
Topgolf Callaway Brands Corp. Trademarks: The following marks and phrases, among others, are our trademarks: #1 Irons in Golf, #1 Putter in Golf, #1 Putter on Tour, #1 Range Technology in Golf, 2-Ball, 2-Ball Fang, 2-Ball Jailbird, 2 Ball Putter Design, 360 Carbon Chassis, 360 Face Cup, 360 Fade, 3 Deep, Ai 10x, Ai 10x Face, Ai200, Ai300, Ai One 24, AI One Cruiser, Ai-One Square 2 Square Max 1, Ai-One Square 2 Square Max Stripe, AI Smart Face, AI Smoke, Alcatraz, All Ride. All The Time., All Walk. All the Time., Alpha Convoy, Anamatic, Apex, Apex 21, Apex Ai200, Apex Ai300, Apex CB, Apex DCB, Apex MB, Apex Pro, Apex Smoke, Apex TCB, Apex Ti Fusion, Apex Tour, Apex UT, Apex UW, APW, Arm Lock, B21, Backstryke, Bay Lens, Beachside Stealth, Big Bertha, Big Bertha Alpha, Big Bertha B21, Big Bertha Diablo, Big Bertha Diablo & Horned Shield Design, Big Bertha REVA, Biggest Big Bertha, Bigshots Golf, Bigshots Golf Stylized, Big T, Bird of Prey, Black Series, Black Series I, Block Party Stylized, Bogey Free, Broomstick, Callaway, Callaway #1 Irons in Golf, Callaway Cargo, Callaway Chase, Callaway Chase+, Callaway Chase 14, Callaway 14 Dry, Callaway Chase Dry, Callaway Customs, Callaway Edge, Callaway Elyte, Callaway Golf, Callaway Legacy Collection, Callaway Media Productions, Callaway Next, Callaway Opus, Callaway Opus Platinum, Callaway Paradym Night Mode, Callaway Superfast, Callaway Super Hybrid, Callaway Supersoft, Callaway Supersoft Splatter 360, Callaway X, Callaway XR, Capital, Catch it Clean, Cavity Back Design Pattern (X-14), CF16, C-Grind, Chev, Chev 18, Chevron Design, Chrome Soft, Chrome Soft X, Chrome Tour, Circle Patch Design, Cloud Collection, Cloud Hoodie, Cloud Polo, Cloud Tee, Cloud Waffle, Coastview, Come Play Around, Cuater, Cuater C logo, Cutwave Sole, CXR, Cyclone Aero Shape, Dawn Patrol, Demonstrably Superior And Pleasingly Different, Destinations by TravisMathew, DFX, Diablo Forged, Diablo Octane, Diablo Tour, Distance Fitting from Callaway, Distance that Defies Convention, Divine Line, Divine Nine, Double Wide, Driver Defender, Driving the Course to Modern Golf, DSPD, Dual Force, Dual Softfast Core, Eagle, Elyte Sandstorm, Engage, Epic, Epic Flash, Epic Max, Epic Max LS, Epic Speed, Epic Star, ERC, E.R.C. Fusion Stylized, ERC II, ERC Soft, Exclusive Tartan Collection, Exo-Cage, Extended Season, Fairway+, Fairway14, FairwayC, Fateline, Favorite Track, Fit Disc, Flash Face, Flash Face SS21, Flash Face SS22, Flexcontact, Flex Pod, FLX360, Force Optimizer, Fore Me, Forged 455, Forged X, Friday Ponte, Frost Delay, FT-3, FT-5, FT9, FT-I, FT IQ, FTIZ, FT Optiforce, FT Tour, Fusetech, Fusion, Fusion Zero, Gambit Pro, GBB, GBB Epic, Gems, Golf Ball on Tee Design, Golf Fusion, Golf Nerd, Gravity Core, Great Big Bertha, Griptac, Hawk Eye, Headliner, Heater Series, Heater Series – Pure Performance, Heavenwood, Hex Aerodynamics, Hexbite, Hex Black Tour, Hex Diablo, Hex Soft, Hex Tour Soft, High Energy Core & Orbit Design, Hightail, HX, HX Diablo, Hyper Dry, Hyper Elastic Softfast Core, Hyper-Lite, Hyperlite Zero, Hyper Speed Face Cup, Hyper X, I.D. Ball, I-Mix, It’s Golf. It’s Not Golf. It’s Topgolf., IZ Power Source, Jailbird, Jailbird Character Head Design, Jailbird Versa Striped Club Head Design, Jailbreak, Jailbreak AI Velocity Blades, Jailbreak Speed Frame, Jaws Full Toe, JAWS MD5, Jewel Jam, J Grind, Kings of Distance, Lag Putt, Leader in Modern Golf, Legacy, Legacy Featherweight, Life On Tour, Longer From Everywhere, Lowrider, Lowrider 2.0., Mack Daddy, Mack Daddy CB, Mack

Daddy Forged, Made to Meet the Moment, Magna, Make Every Shot Your Best, MarXman, Mavrik, MD3 Milled, MD4 Tactical, Microhinge Face Insert, Mission:Ambition, Modern Golf, Modg, More Than Just a Pretty Trace, Moveknit, Night Mode, Number One Putter in Golf, Ody, Odyssey, Odyssey AI One, Odyssey AI One Cruiser, Odyssey Chipper, Odyssey Eleven, Odyssey Seven, Odyssey Wing Back, OG, Ogio, Ogio Aero, Ogio Alpha, Ogio Featherlite, Ogio Forge, Ogio Fuse, Ogio Pace, Ogio Rise, Ogio Shadow, OGIO Stylized, OGIO XIX, Opening Shot, Open to Close, Opti-Color, Opti Dry, Opti Feel, OptiFit, Opti Fit, Opti Flex, Opti Grip, OptiTherm, Opti Vent, Opus, Opus Platinum, ORG 7, ORG 14, ORG 14M, ORG 15, O Stylized, Our Favorite Time of the Year, Oworks, Pack. Discover. Explore., Paradym, Paradym AI Smoke, Paradym Night Mode, Playing Through, Powered by Toptracer, Power & Soft Feel for Slower Swing Speeds, Practice Green, ProType, PT Stylized, ·R·, Rainspann, R Ball, RCH, Red Ball, Renegade, Renegade Collection, Reva Rise, Rig 9800, Rogue ST, ROGUE Stylized, Rossie, Rule 35, S2H2, Scenic Vista, Scoreline Pattern in White, See the Break, Shaft Shield, Shield Design with Black Background, Shield Design with White Background, Shot Shuffle, Silencer, Sir Isaac Newton Falling Apple Golf Design, Skyloft Soft, SLED, Slice Stopper, SMALL BATCH Hand Holding Hammer Badge, Solaire, Solar Noon, Speed Cartridge, Speed Frame, Speed Step, Speed Tuned, Spin Gen Face Technology, Spin Gen Technology, Spin Machine, Square 2 Square, Square 2 Square Jailbird, Square Way, SRT, Steelhead, Steelhead XR, Step Sole, Strata, Strata Boom, Stroke Lab, Sub Zero, Summit Collection by Callaway, Superhot, Sure-Out, Sweeter from Every Spot, Swing Suite, Swing Tech, Swirl Design, Swirl Design & ODYSSEY, Syntech, Tank, TA Winter, Tee It High, Thermal Bomber, The Sure Thing, TMove, Ti 340 Mini, Ti340 Mini Driver, TM Stylized, Toe Up, TopChip, TopContender, TopDrive, Topgolf, Topgolf Block Party, Topgolf Callaway Brands, Topgolf Coach, Topgolf Live, Topgolf Media, Topgolf Open, Topgolf Outfield Trade Dress, TopPressure, TopScore, TopScramble, TopShot, TopTracer, Toptracer Coach, TopTracer Range, Toulon, Toulon Garage, Tour Aero, Tour Authentic, Tour I, Tour IZ, Tour Tested, Trade In! Trade Up!, Training Aid, TravisMathew, Triforce, Tri Hot, Tri-Hot 5K, Triple Diamond Design, Triple Track Stripes Design, Trutrack, Truvis, Truvis Pattern, T Stylized, Tungsten Speed Cartridge, Tungsten Speed Wave, Tuttle, Versa, VFT, VTEC, Walk. Push. Ride., Warbird, War Bird, Weather Series, Weather Spann, Wedgeducation, W-Grind, White Damascus, White Hot, White Hot Microhinge, White Hot OG, White Hot RX Stylized, White Hot Tour, White Hot XG, White Ice, White Trapezoid Design, Wing Back, Winter Rules, Winter Term, Woode, X1, X-12, X-14, X18,X-18, X-20, X-22, X-24, X460, X-ACT, X Forged, X Hot, X Hot Pro, XR16, XR OS, XR Speed, XR Stylized, X Series, X Series Jaws, X-Spann, X Stylized, X-Tech, XTT, Z Grind, Zinna.

TOPGOLF CALLAWAY BRANDS CORP.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$683.5	$445.0
Restricted cash	—	0.7
Accounts receivable, less allowance of $5.7 million and $8.9 million, respectively	338.0	175.7
Inventories	608.9	757.3
Prepaid expenses	73.7	61.7
Other current assets	177.2	160.3
Total current assets	1,881.3	1,600.7
Property, plant and equipment, net	2,224.4	2,219.0
Operating lease right-of-use assets, net	1,266.8	1,339.2
Trade names and trademarks	1,110.6	1,303.9
Other intangible assets, net	52.9	68.7
Goodwill	619.9	620.2
Other assets, net	451.4	484.4
Total assets	$7,607.3	$7,636.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$379.2	$451.3
Accrued employee compensation and benefits	106.9	113.4
Convertible notes, net	257.0	—
Asset-based credit facilities	48.6	25.4
Operating lease liabilities, short-term	79.7	89.3
Construction advances	22.9	6.0
Deferred revenue	86.3	96.0
Other current liabilities	35.1	44.5
Total current liabilities	1,015.7	825.9

Long-term debt, net	1,195.1	1,457.9
Operating lease liabilities, long-term	1,322.0	1,377.1
Deemed landlord financing obligations	1,238.7	1,194.8
Deferred taxes, net	2.4	24.9
Other long-term liabilities	345.3	347.8
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3.0 million shares authorized, none issued and outstanding at both June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 360.0 million shares authorized, and 186.2 million shares issued at both June 30, 2025 and December 31, 2024	1.9	1.9
Additional paid-in capital	3,027.3	3,032.8
Accumulated deficit	(477.8)	(500.2)
Accumulated other comprehensive loss	(28.7)	(76.0)
Less: Common stock held in treasury, at cost, 2.3 million and 3.1 million shares as of June 30, 2025 and December 31, 2024, respectively	(34.6)	(50.8)
Total shareholders’ equity	2,488.1	2,407.7
Total liabilities and shareholders’ equity	$7,607.3	$7,636.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues:
Products	$629.1	$668.5	$1,331.3	$1,394.6
Services	481.4	489.3	871.5	907.4
Total net revenues	1,110.5	1,157.8	2,202.8	2,302.0
Costs and expenses:
Cost of products	354.5	375.4	740.2	788.3
Cost of services, excluding depreciation and amortization	50.4	50.7	89.5	92.3
Other venue expense	336.4	339.4	657.6	662.8
Selling, general and administrative expense	241.8	259.5	499.7	532.5
Research and development expense	19.8	27.0	41.1	50.2
Venue pre-opening costs	1.8	2.8	2.4	6.0
Total costs and expenses	1,004.7	1,054.8	2,030.5	2,132.1
Income from operations	105.8	103.0	172.3	169.9
Interest expense, net	(58.7)	(57.0)	(116.7)	(115.8)
Other (expense) income, net	(13.0)	6.4	(9.9)	9.8
Income before income taxes	34.1	52.4	45.7	63.9
Income tax provision (benefit)	13.8	(9.7)	23.3	(4.7)
Net income	$20.3	$62.1	$22.4	$68.6

Earnings per common share:
Basic	$0.11	$0.34	$0.12	$0.37
Diluted	$0.11	$0.32	$0.12	$0.36

Weighted-average common shares outstanding:
Basic	183.8	183.5	183.6	183.6
Diluted	185.1	199.6	184.3	199.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$20.3	$62.1	$22.4	$68.6
Other comprehensive income:
Change in derivative instruments	(6.4)	0.5	(15.2)	10.5
Cumulative foreign currency translation adjustments recognized from dissolution of foreign subsidiary	13.8	3.4	13.8	3.4
Foreign currency translation adjustments	27.2	(3.5)	45.4	(17.7)
Comprehensive income, before income tax	54.9	62.5	66.4	64.8
Income tax provision (benefit) on derivative instruments	0.4	(2.1)	(3.3)	(1.7)
Comprehensive income	$54.5	$64.6	$69.7	$66.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$22.4	$68.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136.9	131.2
Non-cash interest on financing and deemed landlord financed leases	21.0	18.4
Loss on disposal of long-lived assets	6.9	4.9
Amortization of debt discount and issuance costs	3.0	2.9
Impairment and loss on sale of business line	22.7	6.3
Gain on lease termination incentive	(12.0)	—
Deferred taxes, net	17.0	(4.9)
Share-based compensation	14.0	20.1
Unrealized net (gains) losses on hedging instruments and foreign currency	(17.9)	2.2
Loss on debt modification	—	4.7
Other	0.2	1.2
Change in assets and liabilities, net of impacts of business combinations:
Accounts receivable, net	(161.9)	(199.1)
Inventories	83.0	129.1
Leasing receivables	(3.6)	(4.7)
Other assets	(33.1)	(1.1)
Accounts payable and accrued expenses	(47.5)	(16.8)
Deferred revenue	(8.6)	(13.5)
Accrued employee compensation and benefits	(0.7)	2.8
Operating lease assets and liabilities, net	5.1	7.6
Income taxes receivable/payable, net	(9.1)	(13.1)
Other liabilities	3.9	4.6
Net cash provided by operating activities	41.7	151.4
Cash flows from investing activities:
Capital expenditures	(144.3)	(149.3)
Proceeds from sale of business line, net of cash retained	286.0	—
Business combinations, net of cash acquired	—	(23.3)
Investment in golf-related ventures	(0.6)	(0.3)
Acquisition of intangible assets	(0.8)	(1.3)
Proceeds from sale of property and equipment	—	0.2
Net cash provided by (used in) investing activities	140.3	(174.0)
Cash flows from financing activities:
Repayments of long-term debt and DLF obligations	(17.2)	(68.1)
Proceeds (repayments) on credit facilities, net	19.9	(5.4)
Debt issuance costs	(0.4)	(0.2)
Repayments of financing leases	(1.8)	(1.9)
Proceeds from lease financing	46.6	54.6
Acquisition of treasury stock	(3.3)	(31.3)
Net cash provided by (used in) financing activities	43.8	(52.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7.7	(6.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	233.5	(81.7)
Cash, cash equivalents and restricted cash at beginning of period	450.3	398.8
Cash, cash equivalents and restricted cash at end of period	683.8	317.1
Less: restricted cash (1)	(0.3)	(5.3)
Cash and cash equivalents at end of period	$683.5	$311.8
Supplemental disclosures:
Cash paid for income taxes, net	$18.1	$13.2
Cash paid for interest	$91.9	$95.5
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$19.5	$35.5
Accrued capital expenditures	$32.6	$32.7
Financed additions of capital expenditures	$3.2	$3.6

(1) As of June 30, 2025, includes $0.3 million of long-term restricted cash within other assets. As of June 30, 2024, includes $0.7 million of short-term restricted cash and $4.6 million of long-term restricted cash within other assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	187.0	$1.9	$3,032.7	$947.5	$(47.5)	(3.3)	$(56.4)	$3,878.2
Acquisition of treasury stock	—	—	—	—	—	(0.4)	(6.2)	(6.2)
Exercise of stock options	—	—	(0.1)	—	—	—	0.1	—
Compensatory awards released from restriction	—	—	(14.0)	—	—	0.8	14.0	—
Share-based compensation	—	—	13.1	—	—	—	—	13.1
Equity adjustment from foreign currency translation	—	—	—	—	(14.2)	—	—	(14.2)
Change in fair value of derivative instruments, net of tax	—	—	—	—	9.6	—	—	9.6
Net income	—	—	—	6.5	—	—	—	6.5
Balance at March 31, 2024	187.0	$1.9	$3,031.7	$954.0	$(52.1)	(2.9)	$(48.5)	$3,887.0
Acquisition of treasury stock	—	—	—	—	—	(1.6)	(25.1)	(25.1)
Compensatory awards released from restriction	—	—	(21.5)	—	—	1.3	21.5	—
Share-based compensation	—	—	7.0	—	—	—	—	7.0
Equity adjustment from foreign currency translation	—	—	—	—	(3.5)	—	—	(3.5)
Change in fair value of derivative instruments, net of tax	—	—	—	—	2.6	—	—	2.6
Impact from dissolution of foreign subsidiary	—	—	—	—	3.4	—	—	3.4
Net income	—	—	—	62.1	—	—	—	62.1
Balance at June 30, 2024	187.0	$1.9	$3,017.2	$1,016.1	$(49.6)	(3.2)	$(52.1)	$3,933.5

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	186.2	$1.9	$3,032.8	$(500.2)	$(76.0)	(3.1)	$(50.8)	$2,407.7
Acquisition of treasury stock	—	—	—	—	—	(0.5)	(3.3)	(3.3)
Compensatory awards released from restriction	—	—	(17.7)	—	—	1.1	17.7	—
Share-based compensation	—	—	7.0	—	—	—	—	7.0
Equity adjustment from foreign currency translation	—	—	—	—	18.2	—	—	18.2
Change in fair value of derivative instruments, net of tax	—	—	—	—	(5.1)	—	—	(5.1)
Net income	—	—	—	2.1	—	—	—	2.1
Balance at March 31, 2025	186.2	$1.9	$3,022.1	$(498.1)	$(62.9)	(2.5)	$(36.4)	$2,426.6
Compensatory awards released from restriction	—	—	(1.8)	—	—	0.2	1.8	—
Share-based compensation	—	—	7.0	—	—	—	—	7.0
Equity adjustment from foreign currency translation	—	—	—	—	27.2	—	—	27.2
Change in fair value of derivative instruments, net of tax	—	—	—	—	(6.8)	—	—	(6.8)
Impact from dissolution of foreign subsidiaries	—	—	—	—	13.8	—	—	13.8
Net income	—	—	—	20.3	—	—	—	20.3
Balance at June 30, 2025	186.2	$1.9	$3,027.3	$(477.8)	$(28.7)	(2.3)	$(34.6)	$2,488.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. The Company and Basis of Presentation
The Company
Topgolf Callaway Brands Corp. (together with its wholly-owned subsidiaries, referred to as “we,” “our,” “us,” the “Company,” or “Topgolf Callaway Brands” unless otherwise specified), a Delaware corporation, is a leading modern golf and active lifestyle company that provides world-class golf entertainment experiences, designs and manufactures premium golf equipment, and sells golf and active lifestyle apparel and other accessories through our family of brand names, which include Topgolf, Callaway Golf, Odyssey, TravisMathew, OGIO and Toptracer.
Our products and brands are reported under three operating segments: Topgolf, which includes the operations of our Company-owned and operated and franchised Topgolf venues and Toptracer ball-flight tracking technology (“Toptracer”); Golf Equipment, which includes the operations of our golf clubs and golf balls business under the Callaway Golf and Odyssey brand names; and Active Lifestyle, which includes the operations of our soft goods business marketed under the Callaway, TravisMathew and OGIO brand names.
Planned Separation of Topgolf
In September 2024, following a strategic review of the Topgolf business, we announced that our Board of Directors intends to pursue a separation of our business into two independent companies: Callaway, a golf equipment company with a highly complementary Active Lifestyle business; and Topgolf, a pure-play venue-based golf entertainment business which we believe has potential for high growth. Our Board of Directors is committed to exploring all opportunities to execute the separation in a manner that enhances shareholder value, including possible options such as a spin-off, sale or other transaction. If the spin-off is the ultimate shareholder value maximizing path, it will mostly likely occur in 2026, after we have a new CEO is in place. The transaction will be subject to general market conditions and other customary conditions, which may include receipt of regulatory approvals, compliance with applicable Securities and Exchange Commission requirements, execution of intercompany agreements, further due diligence as appropriate and final approval by our Board of Directors. There can be no assurance regarding the form and timing of the separation or its completion.
Divestiture of Jack Wolfskin
On May 31, 2025, pursuant to the terms and conditions of the Sale and Purchase Agreement dated as of April 10, 2025 by and between us and Anca Holdco GmbH & Co. KG, a subsidiary of ANTA Sports Products Limited, we completed the sale of 100% of the outstanding equity interests of Callaway Germany Holdco GmbH, which owns various entities that operate the Jack Wolfskin business, for net proceeds of $290.0 million in cash, adjusted for net working capital and other customary conditions. See Note 3 for further information.
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
Note 3. Divestitures
Divestiture of the Jack Wolfskin Business
On May 31, 2025, pursuant to the terms and conditions of the previously disclosed Sale & Purchase Agreement, dated as of April 10, 2025 by and between the Company and Anca Holdco GmbH & Co. KG, an indirect wholly-owned subsidiary of ANTA Sports Products Limited, we completed the sale of 100% of the outstanding equity interests of Callaway Germany Holdco GmbH, which owns various entities that operate the Jack Wolfskin business, for $290.0 million, net of cash retained and subject to net working capital and other customary adjustments.
During the first quarter of 2025, we determined that the Jack Wolfskin business met the criteria to be classified as held for sale and upon designation, we recorded a $7.0 million impairment loss within selling, general and administrative expenses to write down the assets and liabilities of Jack Wolfskin to their estimated fair value, net of an estimate for costs to sell. Upon completion of the sale of the Jack Wolfskin business on May 31, 2025, we recorded an additional pre-tax loss of $15.7 million, primarily reflecting the release of cumulative translation adjustments of $13.8 million in other income (expense), and adjustments related to selling costs and net working capital adjustments, which were included in selling, general and administrative expenses on the condensed consolidated statement of operations during the three months ended June 30, 2025.
The divestiture reflects our strategic decision to increase our focus and optimize our resources in our core business. The operating results of the Jack Wolfskin business were not classified as discontinued operations within our condensed consolidated statement of operations as it did not have a major effect on our operations. The results of operations for the Jack Wolfskin business are reflected within the Active Lifestyle operating segment through the date of the divestiture.

The following table summarizes the total net pre-tax loss recognized within other income (expense), net and selling, general and administrative expenses on our condensed consolidated statement of operations during the six months ended June 30, 2025 in connection with the divestiture (in millions):

Sale price	$290.0
Less: Working capital and other customary closing adjustments	(4.0)
Proceeds from sale, net of cash retained and net working capital and customary closing adjustments	286.0
Less: Estimated future net working capital and customary closing adjustments (1)	(2.4)
Proceeds from sale, net of cash retained and estimated net working capital and customary closing adjustments	283.6

Less:
Carrying value of net assets divested	287.7
Direct costs to sell	2.7
Indemnification provided	2.1
Accumulated other comprehensive loss reclassification adjustment, foreign currency translation	13.8
Loss on sale, before taxes	$(22.7)

(1) Certain working capital adjustments are to be finalized over a defined period from the close of sale. Any resulting revisions will be settled in cash, with an offsetting impact recognized in loss on sale.

The following table summarizes the major categories of assets and liabilities sold (in millions):

May 31, 2025
Assets
Accounts receivable	$11.7
Inventories	86.2
Property, plant and equipment, net	11.8
Operating lease right-of-use assets, net	67.4
Trade names and trademarks	212.2
Goodwill and other intangible assets	16.2
Other assets	36.2
Total assets	$441.7

Liabilities
Accounts payable and accrued expenses	$48.6
Operating lease liabilities	64.7
Other liabilities	40.7
Total liabilities	$154.0

Carrying value of net assets sold	$287.7

Note 4. Revenue Recognition
We primarily recognize revenue from the sale of our products and the operation of our Topgolf venues. The following table presents our revenue disaggregated by operating and reportable segment and major category for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Topgolf:
Venues	$468.0	$473.7	$848.1	$879.4
Other business lines	17.3	20.7	30.9	37.8
Total Topgolf	$485.3	$494.4	$879.0	$917.2

Golf Equipment:
Golf clubs	$312.7	$310.2	$652.7	$656.1
Golf balls	98.9	103.6	202.6	207.6
Total Golf Equipment	$411.6	$413.8	$855.3	$863.7

Active Lifestyle:
Apparel	$123.7	$145.0	$276.0	$304.6
Gear, accessories & other	89.9	104.6	192.5	216.5
Total Active Lifestyle	$213.6	$249.6	$468.5	$521.1

Total Consolidated	$1,110.5	$1,157.8	$2,202.8	$2,302.0
Product sales at our Topgolf operating segment primarily include the sale of venue merchandise such as golf clubs, golf balls, apparel, and gear and accessories as well as franchise equipment sales. During the three and six months ended June 30, 2025, Topgolf product sales were $3.9 million and $7.5 million, respectively. During the three and six months ended June 30, 2024, Topgolf product sales were $5.0 million and $9.7 million, respectively.
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
The following table summarizes our revenue by major geographic region for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue by Major Geographic Region:
United States	$862.2	$891.3	$1,652.6	$1,720.3
Europe	105.3	114.1	235.4	255.5
Asia	99.8	109.1	228.6	236.7
Rest of World	43.2	43.3	86.2	89.5
Total Consolidated	$1,110.5	$1,157.8	$2,202.8	$2,302.0

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Topgolf	$16.4	$13.8	$29.9	$26.5
Active Lifestyle	9.0	8.5	16.1	14.6
Total	$25.4	$22.3	$46.0	$41.1
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
The following table provides a reconciliation of activity related to our short-term deferred revenue balance for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning Balance (1)	$94.5	$106.7	$96.0	$110.9
Deferral of revenue	145.8	155.1	285.6	301.1
Revenue recognized	(145.0)	(156.2)	(272.9)	(294.9)
Breakage	(9.0)	(9.4)	(21.2)	(20.8)
Foreign currency translation and other	0.2	1.2	0.3	1.1
Sale of business line	(0.2)	—	(1.5)	—
Ending Balance	$86.3	$97.4	$86.3	$97.4
(1) Beginning balances for the three months ended June 30, 2025 and 2024 represent ending balances as of March 31, 2025 and 2024, respectively. Beginning balances for the six months ended June 30, 2025 and 2024 represent ending balances as of December 31, 2024 and 2023, respectively.

As of June 30, 2025 and December 31, 2024, our long-term deferred revenue balance was $7.2 million and $7.0 million, respectively, which is included in other long-term liabilities on our condensed consolidated balance sheets.
The following table summarizes the amount of the deferred revenue recognized during the three and six months ended June 30, 2025 and 2024 that were deferred as of December 31, 2024 and 2023, respectively (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Deferred revenue recognized from prior year ending balance (excluding breakage)	$17.6	$18.1	$53.5	$51.5
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

The following table provides a reconciliation of the activity related to our short-term sales program incentives for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning Balance	$23.0	$22.6	$19.8	$16.5
Additions	13.8	10.6	33.0	27.0
Credits issued	(8.0)	(8.4)	(22.3)	(18.4)
Foreign currency translation and other	0.5	(0.5)	0.7	(0.8)
Sale of business line	(0.4)	—	(2.3)	—
Ending Balance	$28.9	$24.3	$28.9	$24.3
Our provision for the sales return liability fluctuates with the seasonality of the business. Actual sales returns are more heavily weighted toward the second half of the year as the golf season comes to an end. The following table provides a reconciliation of the activity related to our sales return reserve for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning Balance	$84.3	$78.9	$67.7	$55.9
Provision	62.8	50.0	125.1	115.6
Sales returns	(54.2)	(36.3)	(94.2)	(78.9)
Sale of business line	0.8	—	(4.9)	—
Ending Balance	$93.7	$92.6	$93.7	$92.6
As of June 30, 2025 and December 31, 2024, the cost recovery of inventory associated with the sales return liability was $41.3 million and $30.4 million, respectively, and is included in other current assets on our condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the accrued rebate liability associated with our sales program was $16.2 million and $30.2 million, respectively, which are included in accounts payable and accrued expenses on our condensed consolidated balance sheets.
Note 5. Leases
Sales-Type Leases
We enter into non-cancellable license agreements primarily related to Toptracer and Swing Suite of which certain of these agreements are classified as sales-type leases. Revenue from sales-type leases is included in service revenues within the condensed consolidated statements of operations and consists of the following for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales-type lease selling price(1)	$11.8	$10.9	$21.1	$18.4
Cost of underlying assets	(4.3)	(4.1)	(7.2)	(6.1)
Operating profit	$7.5	$6.8	$13.9	$12.3

Interest income	$2.2	$1.8	$4.1	$3.5

Total revenue attributable to sales-type leases	$14.0	$12.7	$25.2	$21.9

(1) Selling price is equal to the present value of lease payments over the non-cancellable term of the licensing agreement.

Leasing receivables related to our net investment in sales-type leases are as follows (in millions):

	Balance Sheet Location	June 30, 2025	December 31, 2024
Leasing receivables, net—short-term	Other current assets	$38.6	$33.9
Leasing receivables, net—long-term	Other assets	77.6	71.2
Total leasing receivables		$116.2	$105.1
Net maturities of sales-type lease receivables for the next five years and thereafter as of June 30, 2025 are as follows (in millions):

Remainder of 2025	$26.8
2026	35.9
2027	29.0
2028	21.6
2029	13.8
Thereafter	5.3
Total future lease proceeds	132.4
Less: imputed interest	16.2
Total	$116.2
Operating Leases, Financing Leases and DLF Obligations
Supplemental balance sheet information related to our operating and financing right-of-use (“ROU”) assets and lease liabilities and deemed landlord financing (“DLF”) assets and obligations is as follows (in millions):

	Balance Sheet Location	June 30, 2025	December 31, 2024
Assets
Operating lease ROU assets, net	Operating lease ROU assets, net	$1,266.8	$1,339.2
Financing lease ROU assets, net	Other assets, net	$249.1	$261.4

Liabilities
Current
Operating lease liabilities, short-term	Operating lease liabilities, short-term	$79.7	$89.3
Financing lease liabilities, short-term	Accounts payable and accrued expenses	$1.5	$1.4
DLF obligations, short-term	Accounts payable and accrued expenses	$1.0	$1.0

Non-current
Operating lease liabilities, long-term	Operating lease liabilities, long-term	$1,322.0	$1,377.1
Financing lease liabilities, long-term	Other long-term liabilities	$295.2	$301.9
DLF obligations, long-term	Deemed landlord financing obligations	$1,238.7	$1,194.8
Lease Termination Incentive
During the first quarter of 2025, we signed an agreement with the landlord of our Japanese subsidiary’s headquarters to terminate a lease prior to its original end date in exchange for a cash incentive of 1,800.0 million Yen (approximately $12.0 million). As a result, we recognized a $12.0 million gain on lease termination, which was recorded in other receivables within other current assets on our condensed consolidated balance sheet, and recognized within selling, general and administrative expenses on our condensed consolidated statement of operations.

Leases Under Construction
Our minimum capital commitment for leases under construction, net of reimbursements from third-party real estate financing partners, was approximately $46.0 million as of June 30, 2025. As we are actively involved in the construction of these properties, we recorded $81.8 million in construction costs within property, plant and equipment and $22.9 million in construction advances from the landlords in connection with these properties as of June 30, 2025. We determine the lease classification for these properties at the end of the construction period. Upon lease commencement, the initial base term of these leases is normally 20 years, with most having options to extend for additional terms of up to 20 years. As of June 30, 2025, we had $603.5 million of future lease obligations related to five venues subject to non-cancellable leases that have been signed but have not yet commenced.
The components of lease expense included in our condensed consolidated statement of operations for the periods presented below are as follows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Operating lease costs:	$40.9	$45.4	$86.0	$90.5
Financing lease costs:
Amortization of ROU assets	1.9	1.8	3.9	3.7
Interest on lease liabilities	4.8	3.9	9.5	8.2
Total financing lease costs	6.7	5.7	13.4	11.9
DLF obligation costs:
Depreciation of DLF assets	11.4	9.2	22.7	18.2
Interest on DLF obligations	27.9	25.0	55.6	49.0
Total DLF obligation costs	39.3	34.2	78.3	67.2
Variable lease costs	2.0	2.9	4.4	6.4
Total lease costs	$88.9	$88.2	$182.1	$176.0
Other information related to leases (in millions):

	Six Months Ended June 30,
Supplemental Cash Flows Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$82.7	$83.1
Operating cash flows from finance leases	$6.2	$5.4
Operating cash flows from DLF obligations	$37.8	$33.3
Financing cash flows from finance leases	$1.8	$1.9
Financing cash flows from DLF obligations	$7.7	$6.9

Lease liabilities arising from new ROU assets:
Operating leases	$37.8	$28.6
Financing leases	$0.2	$0.1
DLF obligations	$37.0	$108.9

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (years):
Operating leases	15.3	15.2
Financing leases	35.7	36.2
DLF obligations	36.4	36.8

Weighted-average discount rate:
Operating leases	5.9%	5.8%
Financing leases	6.8%	6.5%
DLF obligations	9.3%	9.4%
As of June 30, 2025, our future minimum lease obligations were as follows (in millions):

	Operating Leases	Financing Leases	DLF Obligations(1)	Total
Remainder of 2025	$67.8	$7.2	$41.6	$116.6
2026	154.5	18.2	101.2	273.9
2027	155.4	18.3	102.4	276.1
2028	155.2	18.7	104.6	278.5
2029	155.1	19.2	107.1	281.4
Thereafter	1,570.6	806.0	4,583.2	6,959.8
Total future lease payments	2,258.6	887.6	5,040.1	8,186.3
Less: imputed interest	856.9	590.9	3,800.4	5,248.2
Total	$1,401.7	$296.7	$1,239.7	$2,938.1

(1) Future lease payments for DLF Obligations include approximately $14.0 million of reimbursements which we expect to receive from third-party financing partners that were not yet received as of June 30, 2025. Imputed interest includes approximately $36.6 million related to these unfunded DLF Obligations as of June 30, 2025.

Note 6. Financing Arrangements
Our credit facilities and long-term debt obligations are summarized as follows (in millions, except interest rates):

			June 30,	December 31,
	Maturity Date	Interest Rate	2025	2024
Short-Term Credit Facilities
2023 ABL Credit Facility	March 16, 2028	5.81%	$—	$—
2025 Japan ABL Credit Facility	January 21, 2028	1.40%	48.6	—
2022 Japan ABL Credit Facility	January 25, 2025	1.21%	—	25.4
Total Principal Amount			$48.6	$25.4
Unamortized Debt Issuance Costs			$3.2	$3.4

	Balance Sheet Location
ABL Credit Facilities	Asset-based credit facilities		$48.6	$25.4
Unamortized Debt Issuance Costs - Current	Prepaid expenses		$1.2	$1.1
Unamortized Debt Issuance Costs - Non-current	Other long-term assets		$2.0	$2.3

			June 30,	December 31,
	Maturity Date	Interest Rate	2025	2024
Long-Term Debt and Credit Facilities
2023 Term Loan B	March 16, 2030	7.33%	$1,171.9	$1,178.1
Convertible Notes	May 1, 2026	2.75%	258.3	258.3
Equipment Notes	July 24, 2025 - December 21, 2027	2.36% - 5.93%	8.8	11.7
Mortgage Loans	July 1, 2033 - July 29, 2036	9.75% - 11.31%	43.9	44.3
Financed Tenant Improvements	February 1, 2035	8.00% - 10.00%	3.8	3.1
Total Principal Amount			$1,486.7	$1,495.5
Less: Unamortized Debt Issuance Costs			19.9	22.3
Total Debt, net of Unamortized Debt Issuance Costs			$1,466.8	$1,473.2

	Balance Sheet Location
Long-Term Debt - Current	Other current liabilities		$14.7	$15.3
Long-Term Debt - Current	Convertible notes, net		257.0	—
Long-Term Debt - Non-current	Long-term debt		1,195.1	1,457.9
Total Debt, net of Unamortized Debt Issuance Costs			$1,466.8	$1,473.2
Total interest and amortization expense related to our credit facilities and long-term debt obligations, which is included in “Interest expense, net” in our condensed consolidated statement of operations, is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Short-Term Credit Facilities
2025 Japan ABL Credit Facility	$0.2	$—	$0.3	$—
2023 ABL Credit Facility	0.2	0.6	0.5	1.2
2022 Japan ABL Credit Facility	—	—	—	0.1
Total	$0.4	$0.6	$0.8	$1.3

Long-Term Debt and Credit Facilities
2023 Term Loan B	$22.6	$26.6	$45.0	$55.1
Convertible Notes	1.7	1.8	3.5	3.6
Equipment Notes	0.1	0.1	0.2	0.3
Financed Tenant Improvements	0.1	—	0.2	0.1
Mortgage Loans	1.2	1.1	2.3	2.3
Total	$25.7	$29.6	$51.2	$61.4
Short-Term Credit Facilities and Available Liquidity
2023 Asset-Based Revolving Credit Facility
We have a senior secured asset-based revolving credit facility (as amended, the “2023 ABL Credit Facility”) with Bank of America, N.A. and other lenders, which provides for senior secured asset-based revolving credit facilities in an original aggregate principal amount of up to $485.0 million and consists of U.S., Canadian, and U.K./Dutch facilities, in each case, subject to borrowing base availability under the applicable facility. Amounts outstanding under the 2023 ABL Credit Facility are secured by a first priority lien on certain of our assets and certain of the assets of our subsidiaries in the United States, Canada, the Netherlands, and the United Kingdom (other than certain excluded subsidiaries) and a second-priority lien on substantially all of our and such subsidiaries’ other assets (in each case, other than certain excluded assets).
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
On April 9, 2025, we entered into an amendment to the 2023 ABL Credit Facility, pursuant to which, concurrently with the completion of the sale of the Jack Wolfskin business, among other things, (a) Jack Wolfskin Ausrüstung Für Draussen GmbH & Co. KGaA was released as a borrower and a guarantor under the 2023 ABL Credit Facility, (b) a portion of the revolving commitments under the 2023 ABL Credit Facility, in an aggregate principal amount of $20.0 million, was reallocated from the German facility thereunder (the “German Facility”) to the U.S. facility thereunder, and (c) the remainder of the German Facility was terminated.
2025 Japan ABL Credit Facility
In January 2025, our Japan subsidiary entered into a new 3-year asset-based revolving credit facility (the “2025 Japan ABL Credit Facility”) with the Mizuho Bank, Ltd., which provides a line of credit to our Japan subsidiary of up to 9.0 billion Yen (or approximately $62.5 million using the exchange rate in effect as of June 30, 2025), is subject to borrowing base availability under the facility and is secured by certain assets, including eligible inventory and accounts receivable of our Japan subsidiary which are subject to certain restrictions and covenants related to certain pledged assets and financial performance metrics. The interest rate applicable to outstanding borrowings under the 2025 Japan ABL Credit Facility is subject to an effective interest rate equal to the Tokyo Interbank Offered Rate (TIBOR) plus 0.70%.
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
Consolidated Available Liquidity
Consolidated available liquidity is comprised of cash on hand and amounts available under our U.S. and Japan ABL credit facilities, less outstanding letters of credit and outstanding borrowings and was $1,161.7 million as of June 30, 2025. Our average availability and weighted-average interest rate under our 2023 ABL Credit Facility and 2025 Japan ABL Credit Facility were as follows for the periods presented (in millions except interest rates):

(in millions, except interest rates)	June 30, 2025
2023 ABL Credit Facility
Average availability	$412.4
Weighted-average interest rate	4.95%

2025 Japan ABL Credit Facility
Average availability	$13.3
Weighted-average interest rate	1.21%
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
Capped Call
In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls cover the aggregate number of shares of our common stock that initially underlie the Convertible Notes and are generally expected to reduce potential dilution and/or offset any cash payments we are required to make related to any conversion of the Convertible Notes. The Capped Calls, which each have an exercise price of $17.62 per share, are subject to certain adjustments and each have a cap price of $26.36 per share. The initial cost of the Capped Calls was a reduction to additional paid-in-capital on our condensed consolidated balance sheets.
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
Aggregate Amount of Long-Term Debt Maturities
The following table presents our combined aggregate amount of maturities for our long-term debt over the next five years and thereafter as of June 30, 2025.

(in millions)
Remainder of 2025	$9.1
2026	276.4
2027	15.6
2028	13.8
2029	13.9
Thereafter	1,157.9
Total aggregate amount of maturities	$1,486.7
Less: Unamortized debt issuance costs	19.9
Total aggregate amount of maturities, net of unamortized debt issuance costs	$1,466.8
As of June 30, 2025, we were in compliance with all fixed charge coverage ratios and all other covenants and reporting requirements under the terms of our long-term debt and credit facilities mentioned above, as applicable.
Note 7. Earnings Per Common Share
The following table summarizes the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings per common share—basic
Net income	$20.3	$62.1	$22.4	$68.6
Weighted-average common shares outstanding—basic	183.8	183.5	183.6	183.6
Earnings per common share—basic	$0.11	$0.34	$0.12	$0.37
Earnings per common share—diluted
Net income	$20.3	$62.1	$22.4	$68.6
Interest expense attributable to convertible notes, net of tax	—	1.7	—	3.3
Net income attributable to earnings per common share—diluted	$20.3	$63.8	$22.4	$71.9

Weighted-average common shares outstanding—basic	183.8	183.5	183.6	183.6
Incremental shares for assumed conversion of Convertible Notes	—	14.7	—	14.7
Outstanding options, restricted stock units and performance share units	1.3	1.4	0.7	1.1
Weighted-average common shares outstanding—diluted	185.1	199.6	184.3	199.4
Earnings per common share—diluted	$0.11	$0.32	$0.12	$0.36
Anti-Dilutive Securities
For the three and six months ended June 30, 2025, approximately 17.4 million and 17.6 million securities outstanding, respectively, comprised of shares subject to conversion from the Convertible Notes, stock options and restricted stock units, were excluded from the calculation of diluted earnings per common share as they would be anti-dilutive. For the three and six months ended June 30, 2024, approximately 1.7 million and 2.1 million securities outstanding, respectively, comprised of stock options and restricted stock units, were excluded from the calculation of diluted earnings per common share as they would be anti-dilutive.
Note 8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in millions):

	Golf Equipment	Active Lifestyle	Total
Balance at December 31, 2024	$530.3	$89.9	$620.2
Disposals (1)	—	(1.5)	(1.5)
Foreign currency translation and other	1.3	(0.1)	1.2
Balance at June 30, 2025	$531.6	$88.3	$619.9
(1) Represents goodwill associated with the sale of the Jack Wolfskin business completed during the second quarter of 2025 (see Note 3).
Goodwill is net of accumulated impairment losses of $1,352.4 million, which were recorded prior to December 31, 2024 in the Topgolf segment.

Intangible assets by major asset class are as follows (in millions, except useful life amounts):

	Indefinite-lived:		Amortizing:
	Trade names and Trademarks	Liquor Licenses	Patents	Customer/ Distributor Relationships and Other	Developed Technology	Total

Useful Life (Years)	NA	NA	2-16	1-10	10

Gross as of December 31, 2024	$1,338.7	$10.7	$32.5	$75.4	$63.4	$1,520.7
Acquisitions	0.3	0.1	0.4	—	—	0.8
Disposals (1)	(228.4)	—	—	(41.9)	—	(270.3)
Impairment	—	(0.2)	—	—	—	(0.2)
Gross as of June 30, 2025	$1,110.6	$10.6	$32.9	$33.5	$63.4	$1,251.0
Accumulated amortization	—	—	(32.0)	(49.7)	(28.4)	$(110.1)
Disposals (1)	—	—	—	24.3	—	24.3
Foreign currency and other	—	—	0.1	(0.1)	(1.7)	(1.7)
Net book value, June 30, 2025	$1,110.6	$10.6	$1.0	$8.0	$33.3	$1,163.5

Gross as of December 31, 2024	$1,338.7	$10.7	$32.5	$75.4	$63.4	$1,520.7
Accumulated amortization	—	—	(32.0)	(48.1)	(25.5)	(105.6)
Foreign currency and other	(34.8)	—	—	(4.5)	(3.2)	(42.5)
Net book value, December 31, 2024	$1,303.9	$10.7	$0.5	$22.8	$34.7	$1,372.6
(1) Represents intangible asset amounts disposed of in connection with the sale of the Jack Wolfskin business which was completed during the second quarter of 2025 (see Note 3).
For the three months ended June 30, 2025 and 2024, we recognized amortization expense of $1.8 million and $2.9 million, respectively, related to acquired intangible assets, which is primarily included in selling, general and administrative expenses in the condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, we recognized amortization expense of $4.5 million and $5.9 million, respectively, related to acquired intangible assets, which is primarily included in selling, general and administrative expenses in the condensed consolidated statements of operations.
As of June 30, 2025, intangible asset amortization expense is expected to be incurred for the periods presented as follows (in millions):

Remainder of 2025	$3.6
2026	7.2
2027	6.9
2028	6.6
2029	6.5
Thereafter	10.1
Total	$40.9

Note 9. Investments
Investment in Full Swing
We have an ownership interest of less than 20.0% in Full Swing Golf Holdings, LLC (“Full Swing”), owners of multi-sport indoor virtualization and simulation technology. The investment is accounted for at cost less impairments and adjusted for observable changes in fair value. At both June 30, 2025 and December 31, 2024, the carrying value of our investment in Full Swing was $9.3 million, and is included in other assets, net on our condensed consolidated balance sheets.

Investment in Five Iron Golf
We have an ownership interest of less than 20.0% in preferred shares of The Range NYC, LLC (“Five Iron Golf”), an urban indoor golf experience company which hosts a golf simulation technology and serves food and beverage. The investment is accounted for at cost less impairments and is adjusted for observable changes in fair value. At both June 30, 2025 and December 31, 2024, the carrying value of our investment in Five Iron Golf was $33.9 million, and is included in other assets, net on our condensed consolidated balance sheets.
Other Investments
In addition to the investments above, as of June 30, 2025 and December 31, 2024, we had other miscellaneous equity investments of approximately $6.1 million and $5.2 million, respectively, which are classified as other assets, net on our condensed consolidated balance sheets. The investments are accounted for at cost less impairments and are adjusted for observable changes in fair value.
Note 10. Selected Financial Data
Selected financial data as of the dates presented below is as follows (in millions, except useful life data):

		June 30, 2025	December 31, 2024
Inventories:
Finished goods		$460.0	$597.1
Work in process		0.8	0.9
Raw materials		140.7	152.0
Food and beverage		7.4	7.3
Total inventories		$608.9	$757.3

		June 30, 2025	December 31, 2024
Other current assets:
Credit card and other receivables		$64.5	$61.6
Sales return reserve cost recovery asset		41.3	30.4
Taxes receivable		14.4	11.4
Leasing receivables		38.6	33.9
Other		18.4	23.0
Total other current assets		$177.2	$160.3

	Estimated Useful Life	June 30, 2025	December 31, 2024
Property, plant and equipment, net:
Land		$205.6	$207.0
Buildings and leasehold improvements	3 - 40 years	1,939.5	1,877.1
Machinery and equipment	2 - 10 years	299.0	316.6
Furniture, computer hardware and equipment	3 - 5 years	494.9	432.2
Internal-use software	3 - 10 years	146.3	151.2
Production molds	2 - 5 years	11.0	10.9
Construction-in-process		147.2	102.5
Total property, plant, and equipment, gross		3,243.5	3,097.5
Less: Accumulated depreciation		1,019.1	878.5
Total property, plant, and equipment, net		$2,224.4	$2,219.0

Depreciation expense is recognized in cost of products, other venue expenses, research and development expenses, and selling, general and administrative expenses on the condensed consolidated statement of operations, consistent with the use of the underlying asset. For the three months ended June 30, 2025 and 2024, we recorded total depreciation expense of $66.0 million and $66.4 million, respectively, in our condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, we recorded total depreciation expense of $132.4 million and $125.3 million, respectively, in our condensed consolidated statements of operations.

(in millions)	June 30, 2025	December 31, 2024
Accounts payable and accrued expenses:
Accounts payable	$119.2	$96.4
Accrued expenses	202.5	185.1
Accrued inventory	57.5	169.8
Total accounts payable and accrued expenses	$379.2	$451.3
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
We recorded an income tax provision of $13.8 million and an income tax benefit of $9.7 million for the three months ended June 30, 2025 and 2024, respectively. As a percentage of pre-tax income, our effective tax rate was 40.6% and (18.5)% for the three months ended June 30, 2025 and 2024, respectively. In the three months ended June 30, 2025, the primary difference between the statutory rate and the effective rate is due to U.S. and foreign minimum taxes on foreign earnings as well as impacts associated with the sale of the Jack Wolfskin business. In the three months ended June 30, 2024, the primary difference between the statutory rate and the effective rate is due to forecasted U.S. tax credits the Company had accrued year to date.
We recorded an income tax provision of $23.3 million and an income tax benefit of $4.7 million for the six months ended June 30, 2025 and 2024, respectively. As a percentage of pre-tax income, our effective tax rate was 51.0% and (7.4)% for the six months ended June 30, 2025 and 2024, respectively. In the six months ended June 30, 2025, the primary difference between the statutory rate and the effective rate is due to U.S. and foreign minimum taxes on foreign earnings as well as impacts associated with the sale of the Jack Wolfskin business. In the six months ended June 30, 2024, the primary difference between the statutory rate and the effective rate is due to forecasted U.S. tax credits the Company had accrued year to date.
As of June 30, 2025, the gross liability for income taxes associated with uncertain tax positions was $25.9 million. Of this amount, $14.1 million would benefit our condensed consolidated financial statements and effective income tax rate if favorably settled. We recognize interest and penalties related to income tax matters in income tax expense.
As of June 30, 2025, we have uncertain tax positions related to transfer pricing transactions between its subsidiaries. It is possible that the total amount of unrecognized tax benefits associated with this position could change within the next 12 months pending the resolution of certain ongoing litigation in respect of such matters not involving us. We estimate the uncertain tax liability, inclusive of penalties, would be reduced by approximately $4.0 million, which would benefit the rate.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements. The impact of the OBBBA on us will depend on many factors, including future regulatory and Internal Revenue Service guidance and other interpretations of the OBBBA. We will continue to analyze the effect of the OBBBA and such other guidance on our tax positions and to monitor developments.

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
As of June 30, 2025, the minimum obligation we are required to pay under these agreements over the next five years and thereafter is as follows (in millions):

Remainder of 2025	$48.2
2026	48.4
2027	24.4
2028	10.3
2029	1.5
Thereafter	6.5
Total	$139.3
Our minimum capital commitment related to lease agreements for Topgolf venues under construction, net of amount reimbursed by third-party real estate financing partners, of $46.0 million is not reflected in this total. These commitments are generally outstanding for periods less than a year. See Note 5 for further information.
Other Contingent Contractual Obligations
During the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite and the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our condensed consolidated financial statements. The fair value of indemnities, commitments and guarantees that we issued during the six months ended, and as of, June 30, 2025, were not material to our financial position, results of operations or cash flows.

Note 13. Share-Based Compensation
Share-Based Awards Granted
We granted the following awards under our stock compensation plans during the periods presented (in millions, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
Restricted stock units	0.2	$6.48	0.1	$15.32	2.4	$6.20	1.1	$13.53
Performance based restricted share unit awards	—	$—	—	$—	1.7	$8.57	1.0	$19.01
Total	0.2		0.1		4.1		2.1

Share-Based Compensation Expense
Share-based compensation expense by award-type, net of estimated forfeitures, recognized in the condensed consolidated statement of operations for the periods presented was (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units	$3.3	$3.4	$6.4	$8.2
Performance based restricted share unit awards	3.7	3.6	7.6	11.9
Cash-settled restricted stock	—	—	—	1.1
Share-based compensation expense, before tax	7.0	7.0	14.0	21.2
Income tax benefit	(1.7)	(1.7)	(3.4)	(5.1)
Share-based compensation expense, after tax	$5.3	$5.3	$10.6	$16.1
Share-based compensation, net of estimated forfeitures, recognized in the condensed consolidated statement of operations for the periods presented was (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of products	$0.4	$0.4	$0.8	$0.9
Selling, general and administrative expense	6.0	6.5	12.0	18.9
Research and development expense	—	(0.1)	0.1	0.4
Other venue expense	0.6	0.2	1.1	1.0
Share-based compensation expense, before tax	7.0	7.0	14.0	21.2
Income tax benefit	(1.7)	(1.7)	(3.4)	(5.1)
Share-based compensation expense, after tax	$5.3	$5.3	$10.6	$16.1
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
The carrying amounts of cash and cash equivalents, money market funds, accounts receivable, accounts payable and accrued expenses and certain other short-term liabilities approximate fair value due to their high liquidity and short-term nature and are therefore categorized within Level 1 of the fair value hierarchy.
Our money market funds accrue dividends, which are reinvested in the funds, and are reflected in the carrying values of the funds. As of June 30, 2025 and December 31, 2024, the carrying value of our money market funds was $579.8 million and $304.1 million, respectively, which is included in cash and cash equivalents on our condensed consolidated balance sheets. During the three months ended June 30, 2025 and June 30, 2024, we recognized $2.9 million and $1.0 million, respectively, of dividend income on our money market funds. During the six months ended June 30, 2025 and June 30, 2024, we recognized $5.4 million and $2.7 million, respectively, of dividend income on our money market funds. Dividend income is included in other income, net in the condensed consolidated statements of operations.
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
The following table summarizes the valuation of our foreign currency forward contracts and interest rate hedge agreements (see Note 15) that are measured at fair value on a recurring basis and are classified within Level 2 of the fair value hierarchy as of the periods presented below (in millions):

Level 2 Fair Value
June 30, 2025
Foreign currency forward contracts—asset position	$1.5
Foreign currency forward contracts—liability position	(9.5)
Interest rate hedge agreements—asset position	1.8
Interest rate hedge agreements—liability position	(1.8)
Total	$(8.0)
December 31, 2024
Foreign currency forward contracts—asset position	$5.7
Foreign currency forward contracts—liability position	(1.0)
Interest rate hedge agreements—asset position	7.8
Interest rate hedge agreements—liability position	—
Total	$12.5
There were no transfers of financial instruments between the levels of the fair value hierarchy during the three and six months ended June 30, 2025 and 2024.
Disclosures about the Fair Value of Financial Instruments
The table below presents information about the fair value of our financial assets and liabilities, and is provided for comparative purposes only relative to the carrying values recognized in the condensed consolidated balance sheets as of the periods presented below (in millions):

		June 30, 2025		December 31, 2024
	Measurement Level	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Japan ABL Credit Facility	Level 2	$48.6	$48.6	$—	$—
2022 Japan ABL Credit Facility	Level 2	$—	$—	$25.4	$25.4
2023 Term Loan B	Level 2	$1,171.9	$1,145.5	$1,178.1	$1,175.2
Convertible Notes	Level 2	$258.3	$251.0	$258.3	$250.1
Equipment Notes	Level 2	$8.8	$8.1	$11.7	$10.7
Mortgage Loans	Level 2	$43.9	$50.5	$44.3	$53.0

Non-recurring Fair Value Measurements
We measure certain long-lived assets, goodwill, non-amortizing intangible assets and investments at fair value on a non-recurring basis, at least annually or more frequently if impairment indicators are present. We did not recognize any impairments during the three months ended June 30, 2025. During the first quarter of 2025, we determined that the Jack Wolfskin business met the criteria to be classified as held-for-sale and upon designation, we recorded a $7.0 million impairment within selling, general and administrative expenses on the condensed consolidated statement of operations to write down the assets and related liabilities to their estimated fair value reduced for the costs to dispose of the assets. The estimate of fair value used to determine the loss was derived using estimated proceeds of $290.0 million from the sale and unobservable inputs which were categorized within Level 3 of the fair value hierarchy. On May 31, 2025, we completed the sale of the Jack Wolfskin business and recorded an additional loss on the sale of $15.7 million within other income (expense) and selling, general and administrative expenses on our condensed consolidated statement of operations (see Note 3).
During the three and six months ended June 30, 2024, we recognized $6.3 million of total impairment charges, of which $3.4 million was related to the abandonment of our Shankstars online digital game in our Topgolf segment, and $2.9 million was recognized as a result of an assessment of retail locations of the Jack Wolfskin business in connection with our restructuring and reorganization initiatives within our Active Lifestyle segment (see Note 18). In relation to the Jack Wolfskin business, we determined that certain operating ROU and fixed assets related to certain retail stores may not be fully recoverable based on the estimated cash flows for these stores over the remaining lease terms and asset lives, therefore we reduced the carrying values of these assets to their fair values. The impairment loss was categorized within Level 3 of the fair value hierarchy, and was recognized in selling, general and administrative expense in our consolidated statement of operations. The impairment loss related to the abandonment of Shankstars was recognized in research and development costs in our consolidated statement of operations.
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
The following table summarizes the fair value of our derivative instruments as well as the location of the asset and/or liability on the condensed consolidated balance sheets as of the periods presented below (in millions):

	Balance Sheet Location	Fair Value of Asset Derivatives
		June 30, 2025	December 31, 2024
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$0.3	$0.1
Interest rate swap contract	Other current assets	1.8	3.0
Interest rate swap contract	Other assets, net	—	4.8
Total		$2.1	$7.9

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	1.2	5.6
Total asset position		$3.3	$13.5

	Balance Sheet Location	Fair Value of Liability Derivatives
		June 30, 2025	December 31, 2024
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$5.1	$0.8
Interest rate swap contracts	Other long-term liabilities	1.8	—
		$6.9	$0.8
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	4.4	0.2
Total liability position		$11.3	$1.0
Our derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although we have the legal right of offset under the master netting agreements, we have elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying condensed consolidated balance sheets as of June 30, 2025 and consolidated balance sheets as of December 31, 2024.
Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
We use foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate our foreign currency exposure from intercompany sales of inventory and intercompany expense reimbursements to our foreign subsidiaries. These contracts generally mature within 12 months to 15 months from their inception. As of June 30, 2025 and December 31, 2024, the notional amounts of our foreign currency forward contracts designated as cash flow hedge instruments was $57.2 million and $9.4 million, respectively.
Interest Rate Swap Contracts
We use interest rate swaps designated as a cash flow hedge to mitigate the risk of changes in interest rates associated with our variable-rate long-term debt.
In April 2023, we entered into interest rate swaps designated as cash flow hedges in order to mitigate the risk of interest rate fluctuations associated with our 2023 Term Loan B as well as any of our other variable-rate debt. Over the life of the 2023 Term Loan B, we will receive variable interest payments from the counterparty lenders in exchange for our fixed interest rate payments which are made at a weighted-average rate of 3.36% across our interest rate swap contracts, without exchange of the underlying notional amount, which was $400.0 million as of both June 30, 2025 and December 31, 2024.
The following tables summarize the net effect of all cash flow hedges for each of our derivative contracts on the condensed consolidated financial statements for the periods presented (in millions):

	(Loss)/Gain Recognized in Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2025	2024	2025	2024
Foreign currency forward contracts	$(5.2)	$2.4	$(7.8)	$7.2
Interest rate swap contracts	(1.7)	3.3	(5.8)	12.5
Total	$(6.9)	$5.7	$(13.6)	$19.7

		(Loss)/Gain Reclassified from Other Comprehensive Income into Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	Statement of Operations Location	2025	2024	2025	2024
Foreign currency forward contracts	Cost of Products	$(1.5)	$2.4	$(0.6)	$3.7
Interest rate swap contracts	Interest Expense	1.0	2.8	2.2	5.5
Total		$(0.5)	$5.2	$1.6	$9.2
For the three and six months ended June 30, 2025, $1.5 million and $0.7 million, respectively of net gains related to the amortization of forward points were released from accumulated other comprehensive income and recognized in cost of products. Based on the current valuation of our foreign currency forward contracts, we expect to release net losses of $7.8 million related to our foreign currency forward contracts from accumulated other comprehensive income into earnings over the course of the next 12 months.
Foreign Currency Forward Contracts Not Designated as Hedging Instruments
We use foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate the exposure to fluctuations in foreign currency exchange rates due to the remeasurement of certain balance sheet payables and receivables denominated in foreign currencies, as well as gains and losses resulting from the translation of the operating results of our international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from inception. As of June 30, 2025 and December 31, 2024, the notional amounts of our foreign currency forward contracts used to mitigate the exposures discussed above were approximately $179.0 million and $203.0 million, respectively.
During the three months ended June 30, 2025 and 2024, we recognized net foreign currency transaction gains of $14.7 million and losses of $7.2 million, respectively, in other income (expense), net. During the six months ended June 30, 2025 and 2024, we recognized net foreign currency transaction gains of $25.4 million and losses of $18.6 million, respectively, in other income (expense), net.
The following table summarizes the location of net gains and losses on foreign currency forward contracts recognized in the condensed consolidated statements of operations for the periods presented, which partially offset the gains and losses from foreign currency transactions and translation (in millions):

	Location of Net (Loss)/Gain Recognized in Income on Derivative Instruments	Net (Loss)/Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Foreign currency forward contracts	Other income, net	$(17.3)	$11.6	$(27.2)	$29.2

Note 16. Accumulated Other Comprehensive Loss
The following table details the amounts reclassified from accumulated other comprehensive loss and foreign currency translation adjustments for the three and six months ended June 30, 2025 (in millions):

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, March 31, 2025, after tax	$1.9	$(64.8)	$(62.9)
Change in derivative instruments	(6.9)	—	(6.9)
Net losses reclassified to cost of products	1.5	—	1.5
Net gains reclassified to interest expense	(1.0)	—	(1.0)
Income tax impact on derivative instruments	(0.4)	—	(0.4)
Cumulative foreign currency translation adjustments reclassified into other income upon dissolution of foreign subsidiary	—	13.8	13.8
Foreign currency translation adjustments	—	27.2	27.2
Accumulated other comprehensive loss, June 30, 2025, after tax	$(4.9)	$(23.8)	$(28.7)

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, December 31, 2024, after tax	$7.0	$(83.0)	$(76.0)
Change in derivative instruments	(13.6)	—	(13.6)
Net losses reclassified to cost of products	0.6	—	0.6
Net gains reclassified to interest expense	(2.2)	—	(2.2)
Income tax impact on derivative instruments	3.3	—	3.3
Cumulative foreign currency translation adjustments reclassified into other income upon dissolution of foreign subsidiary	—	13.8	13.8
Foreign currency translation adjustments	—	45.4	45.4
Accumulated other comprehensive loss, June 30, 2025, after tax	$(4.9)	$(23.8)	$(28.7)

Note 17. Segment Information
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
•Golf Equipment, which is comprised of product revenues and expenses that encompass golf club and golf ball products, including Callaway Golf-branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata-branded golf balls and sales of pre-owned golf clubs; and
•Active Lifestyle, which is comprised of product revenues and expenses for the TravisMathew golf and lifestyle apparel and accessories business, the Callaway soft goods business and the OGIO business, which consists of golf apparel and accessories (including golf bags), and storage gear for sport and personal use. Results of operations for the Jack Wolfskin business were also reflected within the Active Lifestyle operating segment through the date of the sale. See Note 3 for further information. This segment also includes royalties from licensing of our trademarks and service marks for various soft goods products.
There were no significant intersegment transactions during the three and six months ended June 30, 2025 or 2024.
The following table contains information utilized by the CODM to evaluate our operating segments for the periods presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Topgolf:
Service and product revenue	$485.3	$494.4	$879.0	$917.2
Less:
Cost of products and services, excluding depreciation and amortization	52.2	53.6	93.3	98.0
Other venue expense	334.8	338.0	654.8	659.6
Selling, general and administrative expense	37.5	39.9	77.4	86.2
Research and development expense	3.6	4.0	7.6	8.4
Venue pre-opening costs	1.8	2.8	2.4	6.0
Segment operating income	$55.4	$56.1	$43.5	$59.0

Golf Equipment:
Product revenue	$411.6	$413.8	$855.3	$863.7
Less:
Cost of products	237.5	239.0	484.5	502.6
Selling, general and administrative expense	85.4	84.7	167.8	175.5
Research and development expense	12.4	12.7	25.1	26.1
Segment operating income	$76.3	$77.4	$177.9	$159.5

Active Lifestyle:
Product revenue	$213.6	$249.6	$468.5	$521.1
Less:
Cost of products	113.9	132.6	250.4	279.2
Selling, general and administrative expense	75.4	97.0	158.9	191.8
Research and development expense	3.8	5.3	8.1	10.7
Segment operating income	$20.5	$14.7	$51.1	$39.4

Total segment operating income	$152.2	$148.2	$272.5	$257.9

Reconciling items:
Unallocated corporate expenses (1)	(46.4)	(45.2)	(100.2)	(88.0)
Total operating income	105.8	103.0	172.3	169.9
Interest expense, net	(58.7)	(57.0)	(116.7)	(115.8)
Other (expense) income, net (2)	(13.0)	6.4	(9.9)	9.8
Total income before income taxes	$34.1	$52.4	$45.7	$63.9

Supplementary Data:
Depreciation and amortization:
Topgolf	$54.2	$52.5	$109.2	$104.9
Golf Equipment	5.7	4.7	10.9	9.5
Active Lifestyle	7.9	8.6	16.8	16.8
Total depreciation and amortization	$67.8	$65.8	$136.9	$131.2

(1) Unallocated corporate expenses include corporate general and administrative expenses not utilized by management in determining segment profitability, amortization of acquired intangible assets, restructuring and reorganization charges, other non-recurring losses and costs associated with the sale of the Jack Wolfskin business, our planned separation of Topgolf, debt modifications, the integration of new IT systems stemming from acquisitions, and non-recurring costs related to a cybersecurity incident. For the three months ended June 30, 2025 and 2024, $32.7 million and $29.3 million of corporate general and administrative expenses, respectively, were included in unallocated corporate expenses. For the six months ended June 30, 2025 and 2024, $67.8 million and $69.3 million of corporate general and administrative expenses, respectively, were included in unallocated corporate expenses.

(2) Includes portion of pre-tax loss associated with the sale of the Jack Wolfskin business.

We market our products in the United States and internationally, with our principal international markets being Asia and Europe. The tables below contain information about the geographical areas in which we operate. Net revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net Revenues:
United States	$862.2	$891.3	$1,652.6	$1,720.3
Europe	105.3	114.1	235.4	255.5
Asia	99.8	109.1	228.6	236.7
Rest of World	43.2	43.3	86.2	89.5
Total Net Revenues	$1,110.5	$1,157.8	$2,202.8	$2,302.0

	June 30, 2025	December 31, 2024
Long-Lived Assets:
United States	$2,123.3	$2,112.5
Europe	87.5	84.9
Asia	9.9	16.4
Rest of World	6.2	5.2
Total Long-Lived Assets	$2,226.9	$2,219.0
Note 18. Restructuring and Separation Costs
Our restructuring costs primarily consist of severance and termination benefits, asset disposals, write-offs and impairments and other exit and disposal costs. Severance costs generally include severance payments, outplacement services, health insurance coverage and legal costs. Separation costs primarily consist of consulting and legal costs incurred in connection with the sale of the Jack Wolfskin business and our planned separation from Topgolf .
Restructuring Costs
2023 Restructuring Plan
During 2023, we initiated a reorganization and restructuring plan, which was completed in December 2024, in order to improve the organizational structure of and increase operational efficiencies for certain businesses and functions within our Active Lifestyle and Topgolf operating segments. There were no costs incurred pursuant to the 2023 Restructuring Plan during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, $11.7 million and $11.8 million of costs were incurred pursuant to the 2023 Restructuring Plan, respectively. As of December 31, 2024, we incurred cumulative costs of $33.6 million under the 2023 Restructuring Plan.
The following table summarizes the restructuring liability that is included in accounts payable and accrued expenses, accrued employee compensation and benefits, and other current liabilities on the condensed consolidated balance sheets as of the periods presented below (in millions):

	Employee termination costs	PP&E disposals	Legal & other costs	Total
Balance at December 31, 2024	$10.2	$0.4	$3.2	$13.8
Payments	(10.2)	—	(3.2)	(13.4)
Non-cash adjustments	—	(0.4)	—	(0.4)
Balance at June 30, 2025	$—	$—	$—	$—

Transformation Plan
In connection with the September 2024 announcement of our intended separation of the Topgolf business, we initiated a plan which is intended to optimize organizational efficiencies and decrease operating costs under the separate business structures that are anticipated after the separation (the “Transformation Plan”). For the three and six months ended June 30, 2025, costs incurred under the Transformation Plan were primarily related to employee termination and severance costs and the disposal of property, plant and equipment. We expect to incur a total of approximately $20.0 million to $30.0 million in costs related to the Transformation Plan, which we expect to be completed in conjunction with the timing of the separation.
The following table summarizes costs related to the restructuring plan recognized within selling, general and administrative expenses in the condensed consolidated statement of operations for the periods presented below (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Employee termination & severance	$0.9	$5.3
PP&E disposals	3.1	6.4
Legal & other	0.1	0.1
Total restructuring	$4.1	$11.8
The following table summarizes the restructuring liability that is included in accounts payable and accrued expenses, accrued employee compensation and benefits, and other current liabilities on the condensed consolidated balance sheets as of the periods presented below (in millions):

	Employee Termination costs	PP&E disposals	Legal & other costs	Total
Balance at December 31, 2024	$0.6	$—	$0.1	$0.7
Additions	5.3	6.4	0.1	11.8
Payments	(5.6)	—	(0.2)	(5.8)
Non-cash adjustments	—	(6.4)	—	(6.4)
Balance at June 30, 2025	$0.3	$—	$—	$0.3
As of June 30, 2025, we incurred cumulative costs of $13.2 million related to the Transformation Plan, of which $1.4 million was incurred during the fourth quarter of 2024. Of the $13.2 million in total costs incurred, $2.1 million and $11.1 million were associated with our corporate functions and Topgolf business, respectively.
Separation Costs
In addition to the restructuring costs noted above, we recognized consulting, legal, accounting and other costs in connection with the planned separation of Topgolf and the sale of the Jack Wolfskin business, respectively, which are primarily included within selling, general and administrative expenses in the condensed consolidated statement of operations.

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2025	2025
Jack Wolfskin	$2.0	$3.1
Topgolf	4.5	7.1
Total Separation Costs	$6.5	$10.2
Costs incurred related to restructuring plans and planned separations are excluded from the measurement of segment profitability for internal and external reporting purposes, and are included in Reconciling Items. See Note 17 for further information.

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
Intent to Separate into Two Independent Companies
In September 2024, we announced a strategic plan to pursue a separation of our business into two independent companies: Callaway, a leader in golf equipment with a highly complementary Active Lifestyle business; and Topgolf, a pure-play venue-based golf entertainment business which we believe has potential for high growth. Our Board of Directors is committed to exploring all opportunities to execute the separation in a manner that maximizes shareholder value, including possible options such as a spin-off, sale, or other transaction. If the spin-off is the ultimate shareholder value maximizing path, it will mostly likely occur in 2026, after we have a new CEO is in place. However, there can be no assurance regarding the ultimate timing, terms, or form of the separation, or that the separation will ultimately occur.
We believe that creating two companies will result in material benefits to the stand-alone businesses that will maximize shareholder value, including enhanced strategic focus, optimized capital allocation, simplified operating structure and a distinct investment thesis for each company that will allow investors to have the opportunity to support and invest in each business on the basis of its distinct qualities.
Sale of Jack Wolfskin
On May 31, 2025, we completed the sale of 100% of the outstanding equity interests of Callaway Germany Holdco GmbH, which owns various entities that operate the Jack Wolfskin business, to Anca Holdco GmbH & Co. KG, a subsidiary of ANTA Sports Products Limited, for $290.0 million in cash, adjusted for net working capital and other customary conditions.
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
•Net income and diluted earnings per share excluding the non-cash amortization associated with acquired intangible assets, including acquired customer and distributor relationships and acquired developed technology related to our merger with Topgolf, acquisitions of Jack Wolfskin, TravisMathew and OGIO, and distribution rights in the Korea apparel market (collectively, the “Acquisitions”). While the amortization of these assets is excluded from our calculation of non-GAAP net income, the revenue, operating costs and associated acquired assets that contribute to the revenue generation associated with these acquired companies is reflected in our calculation of non-GAAP net income.
•Net income and diluted earnings per share excluding certain non-cash and non-recurring charges, as further detailed in “Net Income, Diluted Earnings Per Share and Reconciliation of Non-GAAP Measures” below.
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
Operating Segments and Seasonality
We are a technology-enabled modern golf company offering golf entertainment, golf equipment, and apparel under our portfolio of global brands which includes Topgolf, Callaway Golf, Odyssey, TravisMathew, OGIO and Toptracer. Our products and brands are reported under our Topgolf, Golf Equipment and Active Lifestyle operating segments.
Topgolf
Our Topgolf operating segment is primarily comprised of Company-owned and operated domestic and international Topgolf venues, which are equipped with technology-enabled hitting bays, multiple bars, dining areas and event spaces. Our Company-owned and operated venues also offer advertising partnerships to corporate sponsors to feature their names and logos at Topgolf venues and on other media platforms. Revenue from Company-owned and operated venues is primarily derived from the sale of food and beverage, gameplay, and events. As of June 30, 2025, we had 101 Company-owned and operated venues, including 97 Topgolf venues throughout the United States, and four Company-operated venues in the United Kingdom. In addition to our Company-owned and operated venues, we also have eight international franchised Topgolf venues from which we receive royalties.
Our Topgolf operating segment also includes our Toptracer ball-flight tracking technology, which is used by independent driving ranges and during televised golf broadcasts, as well as in many of our Company-owned and operated and franchised Topgolf venues in order to enhance the Topgolf gaming experience.
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

Active Lifestyle
Our Active Lifestyle operating segment is comprised of Callaway Golf, TravisMathew, and OGIO soft goods products. The Callaway Golf soft goods brand offers a full line of premium golf apparel, footwear, gear and accessories. TravisMathew offers a full line of premium golf and lifestyle apparel as well as footwear and accessories. The OGIO brand offers a full line of premium personal storage gear for sport and personal use and accessories. On certain soft goods products, we receive royalties from the licensing of our trademarks and service marks. On May 31, 2025, we completed the sale of the Jack Wolfskin business, which included a full line of premium outdoor apparel, gear and accessories. The results of operations associated with Jack Wolfskin were included within our Active Lifestyle operating segment through the date of the sale.
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
Current Economic Conditions
Macroeconomic Factors
Our products and services are considered to be non-essential items and are therefore discretionary purchases for consumers. In addition, our Topgolf venues business also depends on corporate discretionary spending relative to its leisure and entertainment-based offerings. As a result, demand for our products and services could be impacted by downturns in the economy and the corresponding impact on discretionary consumer and corporate spending. Macroeconomic factors including sustained inflation and high interest rates continue to put downward pressure on consumer and corporate discretionary spending. While we generally try to mitigate the impact of such macroeconomic factors by closely monitoring changes in consumer retail spending behavior and through the implementation of various strategic initiatives, the persistence of these trends may have an adverse impact on our operating results depending on the severity and length of the changes.
Tariffs
Throughout 2025, the U.S. government has announced and rescinded multiple tariffs on multiple foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of tariffs on economic conditions. Increases in tariffs, as well as current uncertainties about tariff levels levied by the U.S. and other governments, may increase the costs for, and impact the availability of, our products, product components and raw materials, a significant amount of which we source from outside of the United States, including Vietnam, Taiwan, Mexico, Bangladesh and other regions. Further, retaliatory tariffs may increase the costs of selling our products in foreign jurisdictions. As a result of tariff costs, we may need to raise our prices to pass costs on to customers, which may not be possible, or may decrease customer demand for our products. The near- and long-term impacts from these tariffs on our business are difficult to predict and depend on the amount, duration, scope and nature of the increases. We are currently assessing the impact of these higher proposed tariffs on our business and are looking for ways to mitigate these higher costs, including continuing to optimize operations and accelerating existing cost reduction and margin improvement programs. Nonetheless, the increases in U.S. and other countries’ tariffs could have a material adverse effect on our financial condition and results of operations, including as a result of higher inflation in the markets in which we operate, an economic slowdown or general economic uncertainty.

Foreign Currency
A significant portion of our business is conducted outside of the United States in currencies other than the U.S. dollar. Therefore, we enter into foreign currency forward contracts to mitigate the effects that changes in foreign currency rates may have on our financial results. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency rates in the short-term, they do not eliminate those effects, which can be significant, and they do not mitigate their effects over the long-term. These effects include (i) the translation and remeasurement of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies and (iii) the mark-to-market adjustments of our foreign currency forward contracts. In general, our overall financial results are affected positively by a weaker U.S. dollar and negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. For the three and six months ended June 30, 2025, foreign currency fluctuations had a favorable impact of $8.6 million and an unfavorable impact of $0.3 million, respectively, on international net revenues.
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
Results of Operations
Net Revenues and Operating Segment Results (in millions, except percentages)

Net revenues for the three months ended June 30, 2025 decreased $47.3 million or 4.1% (4.8% on a constant currency basis) as compared to the three months ended June 30, 2024. The decrease was primarily driven by the completion of the sale of the Jack Wolfskin business in the Active Lifestyle segment on May 31, 2025, combined with a decline in Topgolf same venue sales. Segment operating income increased $4.0 million or 2.7% driven by increases in our Active Lifestyle operating segment, partially offset by declines in our Golf Equipment and Topgolf operating segments.
Net revenues for the six months ended June 30, 2025 decreased $99.2 million or 4.3% (4.3% on a constant currency basis) as compared to the six months ended June 30, 2024. The decrease was primarily driven by the right-sizing activities and the sale of the Jack Wolfskin business, a decrease in Topgolf same venue sales, and a decrease in Golf Equipment net revenues. Segment operating income increased $14.6 million or 5.7% due to increases in our Golf Equipment and Active Lifestyle operating segments, partially offset by a decline in our Topgolf operating segment.

	Three Months Ended June 30,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2024(1)	Six Months Ended June 30,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2024(1)
($ in millions)	2025	2024	Dollars	Percent	Percent	2025	2024	Dollars	Percent	Percent
Net revenues:
Venues	$468.0	$473.7	$(5.7)	(1.2)%	(1.4)%	$848.1	$879.4	$(31.3)	(3.6)%	(3.6)%
Other business lines	17.3	20.7	(3.4)	(16.4)%	(20.3)%	30.9	37.8	(6.9)	(18.3)%	(20.1)%
Topgolf	485.3	494.4	(9.1)	(1.8)%	(2.1)%	879.0	917.2	(38.2)	(4.2)%	(4.3)%
Golf clubs	312.7	310.2	2.5	0.8%	(0.6)%	652.7	656.1	(3.4)	(0.5)%	(0.6)%
Golf balls	98.9	103.6	(4.7)	(4.5)%	(5.4)%	202.6	207.6	(5.0)	(2.4)%	(2.4)%
Golf Equipment	411.6	413.8	(2.2)	(0.5)%	(1.8)%	855.3	863.7	(8.4)	(1.0)%	(1.0)%
Apparel	123.7	145.0	(21.3)	(14.7)%	(15.3)%	276.0	304.6	(28.6)	(9.4)%	(9.0)%
Gear, accessories, & other	89.9	104.6	(14.7)	(14.1)%	(14.9)%	192.5	216.5	(24.0)	(11.1)%	(10.8)%
Active Lifestyle	213.6	249.6	(36.0)	(14.4)%	(15.1)%	468.5	521.1	(52.6)	(10.1)%	(9.7)%
Total net revenues	$1,110.5	$1,157.8	$(47.3)	(4.1)%	(4.8)%	$2,202.8	$2,302.0	$(99.2)	(4.3)%	(4.3)%

Segment operating income:
Topgolf	$55.4	$56.1	$(0.7)	(1.2)%		$43.5	$59.0	$(15.5)	(26.3)%
Golf Equipment	76.3	77.4	(1.1)	(1.4)%		177.9	159.5	18.4	11.5%
Active Lifestyle	20.5	14.7	5.8	39.5%		51.1	39.4	11.7	29.7%
Total segment operating income	152.2	148.2	4.0	2.7%		272.5	257.9	14.6	5.7%
Unallocated corporate expenses(2)	(46.4)	(45.2)	(1.2)	2.7%		(100.2)	(88.0)	(12.2)	13.9%
Total operating income	105.8	103.0	2.8	2.7%		172.3	169.9	2.4	1.4%
Interest expense, net	(58.7)	(57.0)	(1.7)	3.0%		(116.7)	(115.8)	(0.9)	0.8%
Other (expense) income, net	(13.0)	6.4	(19.4)	(303.1)%		(9.9)	9.8	(19.7)	(201.0)%
Total income before income taxes	$34.1	$52.4	$(18.3)	(34.9)%		$45.7	$63.9	$(18.2)	(28.5)%

(1) Calculated by applying 2024 exchange rates to 2025 reported sales in regions outside the United States.
(2) Unallocated corporate expenses include corporate general and administrative expenses not utilized by management in determining segment profitability, non-cash amortization expense of intangible assets in connection with the acquisitions, and non-recurring costs as discussed below. For the three months ended June 30, 2025 and 2024, $32.7 million and $29.3 million of corporate general and administrative expenses, respectively, were included in unallocated corporate expenses. For the six months ended June 30, 2025 and 2024, $67.8 million and $69.3 million of corporate general and administrative expenses, respectively, were included in unallocated corporate expenses.

Topgolf
The $9.1 million (1.8%) and $38.2 million (4.2%) decreases in Topgolf net revenues for the three and six months ended June 30, 2025, respectively, were primarily due to a decline in same venue sales from lower sales associated with walk-ins and reservations combined with a weaker events business. These decreases were partially offset by the opening of new Company-owned and operated venues since the second quarter of 2024.
The $0.7 million (1.2%) and $15.5 million (26.3%) decreases in segment operating income for the three and six months ended June 30, 2025, respectively, were primarily due to the decreases in net revenues discussed above, partially offset by on-going cost reduction efforts including the continued management of labor costs as well as other operational efficiencies.

Golf Equipment
The $2.2 million (0.5%) and $8.4 million (1.0%) decreases in Golf Equipment net revenues for the three and six months ended June 30, 2025, respectively, were primarily due to a more competitive launch timing environment as expected.
The $1.1 million decrease in segment operating income for the three months ended June 30, 2025 was primarily due to the decrease in revenue discussed above combined with the impact of incremental tariffs and unfavorable foreign currency on cost of products sold. These decreases were partially offset by favorable pricing and product mix and the positive impact from cost savings initiatives. The $18.4 million increase in segment operating income for the six months ended June 30, 2025 was primarily due to higher gross margins as a result of favorable pricing and product mix, combined with the positive impact from cost savings initiatives and the recognition of a lease termination incentive in the first quarter of 2025.
Active Lifestyle
The $36.0 million (14.4%) and $52.6 million (10.1%) decreases in Active Lifestyle net revenues during the three and six months ended June 30, 2025, respectively, were primarily due to a decline in Jack Wolfskin sales, including the sale of the business on May 31, 2025, which resulted in one less month of revenue compared to the prior year as well as overall soft market conditions in the active apparel industry.
The $5.8 million (39.5%) and $11.7 million (29.7%) increases in segment operating income for the three and six months ended June 30, 2025, respectively, were primarily due to a reduction in operating expenses from the sale of the Jack Wolfskin business on May 31, 2025, combined with overall operational leverage improvements from cost reduction efforts, which more than offset the decrease in revenue. In addition, the six months ended June 30, 2025 includes the favorable impact from a lease termination incentive recognized during the first quarter of 2025.

Net revenues by major geographic region for the periods presented below were as follows (in millions, except percentages):

	Three Months Ended June 30,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2024	Six Months Ended June 30,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2024
	2025	2024	Dollars	Percent	Percent	2025	2024	Dollars	Percent	Percent
Net revenues:
United States	$862.2	$891.3	$(29.1)	(3.3)%	(3.3)%	$1,652.6	$1,720.3	$(67.7)	(3.9)%	(3.9)%
Europe	105.3	114.1	(8.8)	(7.7)%	(12.7)%	235.4	255.5	(20.1)	(7.9)%	(9.0)%
Asia	99.8	109.1	(9.3)	(8.5)%	(11.7)%	228.6	236.7	(8.1)	(3.4)%	(3.3)%
Rest of World	43.2	43.3	(0.1)	(0.2)%	1.2%	86.2	89.5	(3.3)	(3.7)%	(0.6)%
Total net revenues	$1,110.5	$1,157.8	$(47.3)	(4.1)%	(4.8)%	$2,202.8	$2,302.0	$(99.2)	(4.3)%	(4.3)%
Net revenues from our Topgolf operations are primarily concentrated in the United States and Europe, with the United States being our principal market. We sell our Golf Equipment products, Callaway Golf and OGIO Active Lifestyle products in the United States and internationally, with our principal international regions being Europe and Asia. Active Lifestyle revenues from our TravisMathew operations are largely concentrated in the United States.
United States
During the three months ended June 30, 2025, net revenues in the United States decreased $29.1 million (3.3%) compared to the three months ended June 30, 2024 due to a decrease in Topgolf same venue sales and a decrease in sales of golf equipment. These decreases were partially offset by incremental revenues from the opening of new Company-owned and operated venues at Topgolf.

During the six months ended June 30, 2025, net revenues in the United States decreased $67.7 million (3.9%) compared to the six months ended June 30, 2024 due to decreases in Topgolf same venue sales, a decrease in sales of golf equipment, and decreases in wholesale revenue due to the timing of shipments at TravisMathew. These decreases were partially offset by incremental revenues from the opening of new Company-owned and operated venues at Topgolf.
Europe
During the three and six months ended June 30, 2025, net revenues in Europe decreased $8.8 million (7.7%) and $20.1 million (7.9%), respectively, compared to the three and six months ended June 30, 2024, primarily due to the impact of the sale of the Jack Wolfskin business on May 31, 2025 and the right-sizing of the Jack Wolfskin business prior to the sale in the first quarter of 2025, partially offset by increases in sales of Golf Equipment.
Asia
During the three and six months ended June 30, 2025, net revenues in Asia decreased $9.3 million (8.5%) and $8.1 million (3.4%), respectively, compared to the three and six months ended June 30, 2024, primarily due to continued soft market conditions in the golf equipment and apparel markets in Korea, partially offset by increases in sales of Jack Wolfskin products in China prior to the sale of the Jack Wolfskin business.
Rest of World
During the three and six months ended June 30, 2025, net revenues in Rest of World decreased by $0.1 million (0.2%) and $3.3 million (3.7%), respectively, compared to the three and six months ended June 30, 2024.
Foreign Currency
For the three and six months ended June 30, 2025, foreign currency exchange rates had a favorable impact of $8.6 million and an unfavorable impact of $0.3 million, respectively, on international net revenues.
Costs and Expenses (in millions, except percentages)

	Three Months Ended June 30,		Growth/(Decline)		Six Months Ended June 30,		Growth/(Decline)
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Costs and expenses:
Cost of products	$354.5	$375.4	$(20.9)	(5.6)%	$740.2	$788.3	$(48.1)	(6.1)%
Cost of services, excluding depreciation and amortization	50.4	50.7	(0.3)	(0.6)%	89.5	92.3	(2.8)	(3.0)%
Other venue expense	336.4	339.4	(3.0)	(0.9)%	657.6	662.8	(5.2)	(0.8)%
Selling, general and administrative expense	241.8	259.5	(17.7)	(6.8)%	499.7	532.5	(32.8)	(6.2)%
Research and development expense	19.8	27.0	(7.2)	(26.7)%	41.1	50.2	(9.1)	(18.1)%
Venue pre-opening costs	1.8	2.8	(1.0)	(35.7)%	2.4	6.0	(3.6)	(60.0)%
Total costs and expenses	$1,004.7	$1,054.8	$(50.1)	(4.7)%	$2,030.5	$2,132.1	$(101.6)	(4.8)%

Cost of Products
Cost of products is variable in nature and fluctuates relative to sales volumes. Cost of products includes raw materials and component costs, direct labor and manufacturing overhead, inbound freight, duties and shipping charges, depreciation and amortization, and retail merchandise costs for products sold in retail shops within Topgolf venue facilities. During the three and six months ended June 30, 2025, cost of products decreased $20.9 million (5.6%) and $48.1 million (6.1%), respectively, compared to the three and six months ended June 30, 2024. The decreases were primarily due to a decline in sales in our Active Lifestyle operating segment, partially offset by lower product costs in the Golf Equipment operating segment.
Cost of Services, excluding Depreciation and Amortization
Cost of services, excluding depreciation and amortization (“cost of services”), primarily includes the cost of food and beverages sold in our Topgolf venues and certain costs associated with Topgolf’s Toptracer license agreements that are primarily classified as sales-type leases. Food and beverage costs are variable in nature, fluctuate relative to sales volume, and are impacted by product mix and commodity pricing. Cost of services excludes employee costs as well as depreciation and amortization. During the three and six months ended June 30, 2025, cost of services decreased $0.3 million (0.6%) and $2.8 million (3.0%), respectively, compared to the three and six months ended June 30, 2024, primarily due to the decline in sales year-over-year.
Other Venue Expense
Other venue expenses primarily consist of depreciation and amortization, venue employee costs, rent, utilities, marketing and other costs associated with Topgolf venues. During the three and six months ended June 30, 2025, other venue expenses decreased $3.0 million (0.9%) and $5.2 million (0.8%), respectively, compared to the three and six months ended June 30, 2024, primarily due to operational efficiencies in the venues, partially offset by incremental costs from the addition of new Company-owned and operated Topgolf venues since June 30, 2024.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expenses primarily consist of non-venue employee costs, advertising and promotional expense, legal and professional fees, tour expenses, travel expenses, building and rent expenses, depreciation charges (excluding those related to manufacturing, distribution and venue operations), amortization and other miscellaneous expenses. During the three and six months ended June 30, 2025, SG&A expenses decreased $17.7 million (6.8%) and $32.8 million (6.2%), respectively, compared to the three and six months ended June 30, 2024.
The $17.7 million decrease for the three months ended June 30, 2025 was primarily related to the sale of the Jack Wolfskin business in May 2025 combined with cost reduction efforts in selling and marketing. These decreases were partially offset by the recognition of a $1.9 million loss on the sale of the Jack Wolfskin business and an increase in employee costs due to a decrease in accrued bonus expense in the second quarter of 2024.
The $32.8 million decrease for the six months ended June 30, 2025 was primarily related to the sale of the Jack Wolfskin business in May 2025, a $12.0 million gain recognized from a lease termination incentive in the first quarter of 2025, a decrease in selling and marketing costs primarily related to cost reduction efforts, and lower employee benefits and payroll-related costs due to a decrease in corporate headcount. These decreases were partially offset by the recognition of an $8.9 million loss on the sale of the Jack Wolfskin business.
Research and Development Expense
Research and development expenses are comprised of costs to design, develop, test or improve our products and technology, and primarily include employee costs of personnel engaged in research and development activities, research costs and depreciation expense. During the three and six months ended June 30, 2025, research and development expenses decreased $7.2 million (26.7%) and $9.1 million (18.1%), respectively, compared to the three and six months ended June 30, 2024, primarily due to reduced employee costs as a result of the sale of the WGT business in the fourth quarter of 2024, reduced headcount from our restructuring initiatives and asset impairment charges in the prior year period related to the abandonment of the Shankstars media game.

Venue Pre-Opening Costs
Venue pre-opening costs are primarily related to the costs associated with activities prior to the opening of new Company-owned and operated Topgolf venues, and consist of, but are not limited to, labor, rent and occupancy costs, and travel and marketing expenses. These costs fluctuate based on the planned timing, size and location of new venues. During the three and six months ended June 30, 2025, venue pre-opening costs decreased $1.0 million (35.7%) and $3.6 million (60.0%), respectively, compared to the three and six months ended June 30, 2024 due to fewer planned venue openings in 2025.
Other Income and Expense (in millions, except percentages)

	Three Months Ended June 30,		Growth/(Decline)		Six Months Ended June 30,		Net Change
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Other income and expenses:
Interest expense, net	$(58.7)	$(57.0)	$(1.7)	3.0%	$(116.7)	$(115.8)	$(0.9)	0.8%
Other income, net	(13.0)	6.4	(19.4)	n/m	(9.9)	9.8	(19.7)	n/m
Total other expense, net	$(71.7)	$(50.6)	$(21.1)	41.7%	$(126.6)	$(106.0)	$(20.6)	19.4%
Interest expense, net increased $1.7 million (3.0%) and $0.9 million (0.8%), respectively, during the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, primarily due to an increase in venue financing interest as the result of the addition of new Topgolf venues, partially offset by decreased interest expense on our term loan as a result of lower outstanding balances during the first half of 2025 compared to the same period in 2024, combined with the impact from the debt repricing that took place during the first quarter of 2024.
Other income, net decreased $19.4 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to an increase in net losses on foreign currency transactions, the loss on the sale of the Jack Wolfskin business recorded during the current period, and the impact of dividend income in the prior year from our investment in Full Swing that did not recur, partially offset by the receipt of dividends in our money market accounts.
Other income, net decreased $19.7 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to an increase in net losses on foreign currency transactions, the loss on the sale of the Jack Wolfskin business recorded in the current period, and the impact of dividend income in the prior year from our investment in Full Swing that did not recur, partially offset by a decrease in losses related to a 2024 debt repricing and the receipt of dividends in our money market accounts.
Income Taxes
The provision for income tax increased $23.5 million to $13.8 million for the three months ended June 30, 2025, compared to a benefit of $9.7 million for the three months ended June 30, 2024. As a percentage of pre-tax income, our effective tax rate for the three months ended June 30, 2025 increased to 40.6% compared to (18.5)% in the comparable period of 2024. The increase in our effective tax rate for the three months ended June 30, 2025 was primarily associated with the change in forecasted book income year-over-year and the associated mix of domestic and foreign earnings in addition to the impact associated with the sale of the Jack Wolfskin business. Our effective tax rate for the three months ended June 30, 2024 was impacted due to forecasted U.S. tax credits the Company had accrued year to date.
The provision for income tax increased $28.0 million to $23.3 million for the six months ended June 30, 2025, compared to a benefit of $4.7 million for the six months ended June 30, 2024. As a percentage of pre-tax income, our effective tax rate for the six months ended June 30, 2025 increased to 51.0% compared to (7.4)% in the comparable period of 2024. The increase in our effective tax rate for the six months ended June 30, 2025 was primarily associated with the change in forecasted book income year-over-year and the associated mix of domestic and foreign earnings in addition to the impact associated with the sale of the Jack Wolfskin business. Our effective tax rate for the six months ended June 30, 2024 was impacted due to forecasted U.S. tax credits the Company had accrued year to date.

Net Income, Diluted Earnings Per Share and Reconciliation of Non-GAAP Measures
The following table presents a reconciliation of our GAAP results for the three months ended June 30, 2025 and 2024 to our non-GAAP results for the same periods (in millions, except per share information):

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Net Income	Diluted Earnings per share (3)	Net Income	Diluted Earnings per share (3)
GAAP	$20.3	$0.11	$62.1	$0.32
Less: Non-cash amortization of acquired intangibles(1)	(1.3)	(0.01)	(2.2)	(0.01)
Less: Non-recurring items(2)	(24.0)	(0.12)	(18.8)	(0.09)
Non-GAAP	$45.6	$0.24	$83.1	$0.42

GAAP diluted weighted-average shares outstanding		185.1		199.6
Non-GAAP diluted weighted-average shares outstanding		199.8		199.6

(1) Includes the amortization of acquired intangible assets, including customer and distributor relationships, reacquired distribution rights and acquired developed technology related to our Acquisitions. See “Discussion of Non-GAAP Measures” for more information.

(2) For 2025, amounts primarily include $18.6 million of net losses, adjustments, and costs related to the completion of the sale of the Jack Wolfskin business, $4.4 million in legal, accounting and other costs related to the planned separation of Topgolf, and $4.1 million of restructuring charges related to the Transformation Plan. For 2024, amounts primarily include $11.7 million of restructuring and reorganization charges in our Active Lifestyle operating segment, $3.4 million of charges related to the impairment and abandonment of the Shankstars media game in the Topgolf segment, and $1.1 million in IT integration charges including costs associated with the implementation of a new cloud based HRM system.

(3) Diluted earnings per share is calculated using the if-converted method, which excludes interest expense related to the Convertible Notes from the calculation of net income in periods where income is reported. During the three months ended June 30, 2025, GAAP diluted weighted-average shares outstanding exclude the impact of the Convertible Notes, which were anti-dilutive for the period.

On a GAAP basis, net income decreased to $20.3 million for the three months ended June 30, 2025 compared to $62.1 million for the three months ended June 30, 2024. Diluted earnings per share was $0.11 per share for the three months ended June 30, 2025 as compared to $0.32 for the same period in 2024. The $41.8 million decrease in net income for the three months ended June 30, 2025 was primarily due to a $23.5 million increase in the income tax provision combined with the recognition of the loss on sale associated with the sale of the Jack Wolfskin business and increased foreign currency hedging losses. These decreases were partially offset by an increase in segment operating income within the Active Lifestyle segment, which was driven by cost savings.
On a non-GAAP basis, excluding the items described in the table above, our net income and diluted earnings per share for the three months ended June 30, 2025 would have been $45.6 million and $0.24 per share, respectively, compared to $83.1 million and $0.42 per share, respectively, for the same period in 2024. The decrease in non-GAAP net income for the three months ended June 30, 2025 was primarily due to an increase in the provision for income taxes combined with increased foreign currency hedging losses, partially offset by the increase in segment operating income discussed above.

The following table presents a reconciliation of our GAAP results for the six months ended June 30, 2025 and 2024 to our non-GAAP results for the same periods (in millions, except per share information):

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Net Income	Diluted Earnings per share (3)	Net Income	Diluted Earnings per share (3)
GAAP	$22.4	$0.12	$68.6	$0.36
Less: Non-cash amortization of acquired intangibles(1)	(3.5)	(0.02)	(4.4)	(0.02)
Less: Non-recurring items(2)	(40.0)	(0.20)	(24.5)	(0.12)
Non-GAAP	$65.9	$0.35	$97.5	$0.51

GAAP diluted weighted-average shares outstanding		184.3		199.4
Non-GAAP diluted weighted-average shares outstanding		199.8		199.6

(1) Includes the amortization of acquired intangible assets, including customer and distributor relationships, reacquired distribution rights and acquired developed technology related to our Acquisitions. See “Discussion of Non-GAAP Measures” for more information.

(2) For 2025, amounts primarily include $26.8 million in total net losses, adjustments and costs related to the completion of the sale of the Jack Wolfskin business, $11.8 million of restructuring charges related to the Transformation Plan, and $7.1 million in legal, accounting and other costs related to the planned separation of Topgolf. For 2024, amounts primarily include $11.8 million of restructuring and reorganization charges in our Active Lifestyle operating segment, $4.7 million in charges related to our 2024 debt repricing, $3.4 million of charges related to the impairment and abandonment of the Shankstars media game in the Topgolf segment, $1.2 million in IT costs related to a 2023 cybersecurity incident, and $1.8 million in IT integration charges including costs associated with the implementation of a new cloud based HRM system.

(3) Diluted earnings per share is calculated using the if-converted method, which excludes interest expense related to the Convertible Notes from the calculation of net income in periods where income is reported. During the six months ended June 30, 2025, GAAP diluted weighted-average shares outstanding exclude the impact of the Convertible Notes, which were anti-dilutive for the period.

On a GAAP basis, net income decreased to $22.4 million for the six months ended June 30, 2025 compared to $68.6 million for the six months ended June 30, 2024. Diluted earnings per share was $0.12 per share for the six months ended June 30, 2025 as compared to $0.36 for the same period in 2024. The $46.2 million decrease in net income for the six months ended June 30, 2025 was mainly due to a $28.0 million increase in the income tax provision combined with the recognition of the loss on sale associated with the sale of the Jack Wolfskin business, charges associated with our planned separation from Topgolf and increased foreign currency hedging losses. These decreases were partially offset by increases in segment operating income in the Golf Equipment and Active Lifestyle segments, which were driven by lower operating costs due to cost savings initiatives, higher gross margins, and a gain recognized from a lease termination incentive in the first quarter of 2025.
On a non-GAAP basis, excluding the items described in the table above, our net income and diluted earnings per share for the six months ended June 30, 2025 would have been $65.9 million and $0.35 per share, respectively, compared to $97.5 million and $0.51 per share, respectively, for the same period in 2024. The decrease in non-GAAP net income for the six months ended June 30, 2025 was primarily due to an increase in the provision for income taxes combined with an increase in foreign currency hedging losses, partially offset by the increase in segment operating income discussed above.
Financial Condition
Our cash and cash equivalents, including restricted cash, increased $233.5 million to $683.8 million at June 30, 2025 from $450.3 million at December 31, 2024. The increase in cash and cash equivalents was primarily related to cash provided by investing activities of $140.3 million driven by net proceeds received from the sale of the Jack Wolfskin business, cash provided by financing activities of $43.8 million, and cash provided by operating activities of $41.7 million. During the six months ended June 30, 2025, we used our cash and cash equivalents in addition to proceeds received from lease financings to fund operations and purchase capital expenditures. We believe that our cash on hand and existing sources of capital are adequate to fund our future operations, as necessary. For further information related to our financing arrangements, see Note 6 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q.

Our accounts receivable balance fluctuates throughout the year as a result of the general seasonality of our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, accounts receivable are generally the highest during the first and second quarters during the seasonal peak in the golf industry, and generally decline significantly during the third and fourth quarters as a result of an increase in cash collections combined with lower seasonal sales. Our Active Lifestyle accounts receivable balances have historically been higher during the third and fourth quarters, primarily due to the seasonal concentration of sales for the Jack Wolfskin business during the fall and winter seasons. Our Topgolf venue business primarily records revenue and collects payment at point-of-sale, and therefore, Topgolf’s accounts receivable balance is lower than our other business segments and primarily consists of media partnership receivables. As of June 30, 2025, our consolidated net accounts receivable increased to $338.0 million from $175.7 million at December 31, 2024. The increase primarily reflects the seasonality of our golf equipment sales. Net accounts receivable as of June 30, 2025 decreased $52.4 million compared to June 30, 2024, primarily due to decreased net sales combined with the impact of the sale of the Jack Wolfskin business.
Our inventory balance fluctuates throughout the year as a result of the general seasonality of certain operating segments within our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, the buildup of inventory generally begins during the fourth quarter and continues into the first quarter and beginning of the second quarter in order to meet increased demand during the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Active Lifestyle inventory levels historically started to increase during the second quarter and continue to increase into the third and fourth quarters primarily due to the seasonal nature of the Jack Wolfskin business, whose products are significantly geared towards the fall and winter seasons. Topgolf is primarily a service-based business which maintains lower inventory balances than our other business segments, primarily consisting of food and beverages as well as retail merchandise and Toptracer inventory. As of June 30, 2025, our inventory decreased $148.4 million to $608.9 million, compared to December 31, 2024, which reflects our seasonality in addition to the impact from the sale of the Jack Wolfskin business. Our inventory decreased $38.2 million as of June 30, 2025, compared to June 30, 2024, due to the sale of the Jack Wolfskin business, which more than offset the increase in Golf Equipment inventory due to year-over-year timing differences and the normalization of ball inventory due to a supplier factory fire in 2024.
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
Our ability to generate sufficient positive cash flows from operations is subject to many risks and uncertainties, including future economic trends and conditions, tariffs, demand for our products, supply chain challenges, price inflation, foreign currency exchange rates, and other risks and uncertainties applicable to us and our business (see “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024).
As of June 30, 2025, we had $1,161.7 million in cash and availability under our credit facilities, which is an increase of $377.9 million compared to June 30, 2024. Information about our credit facilities and long-term debt is presented in Note 6 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by this reference.
As of June 30, 2025, approximately 13% of our cash was held in regions outside of the United States. We continue to maintain our indefinite reinvestment assertion with respect to most jurisdictions in which we operate because of local cash requirements to operate our business. If we were to repatriate cash to the United States outside of settling intercompany balances, we may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against our U.S. tax liability, if any. Additionally, we may need to pay certain state income taxes.

Significant Cash Obligations
We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements. The table below summarizes certain significant cash obligations as of June 30, 2025 that will affect our future liquidity (in millions).

	Payments Due By Period
	Total	Remainder of 2025	2026 - 2027	2028 - 2029	Thereafter
Long-term debt(1)	$1,486.7	$9.1	$292.0	$27.7	$1,157.9
Interest payments relating to long-term debt(2)	455.6	50.0	185.3	178.6	41.7
Finance leases, including imputed interest(3)	887.6	7.2	36.5	37.9	806.0
Operating leases, including imputed interest(4)	2,258.6	67.8	309.9	310.3	1,570.6
DLF obligations(5)	5,040.1	41.6	203.6	211.7	4,583.2
Minimum lease payments for leases signed but not yet commenced(6)	613.5	1.1	29.1	29.4	553.9
Capital commitments(7)	46.0	43.0	3.0	—	—
Unconditional purchase obligations(8)	129.3	48.2	71.2	9.9	—
Uncertain tax contingencies(9)	9.6	0.3	0.5	0.1	8.7
Total	$10,927.0	$268.3	$1,131.1	$805.6	$8,722.0

(1) Excludes unamortized debt discounts, unamortized debt issuance costs, and fair value adjustments. For further details related to long-term debt, see Note 6 “Financing Arrangements” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(2) Long-term debt may have fixed or variable interest rates. For further details, see Note 6 “Financing Arrangements” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

(6) Represents future minimum lease payments under lease agreements that have not yet commenced as of June 30, 2025, in relation to future Topgolf facilities and TravisMathew retail stores. For further discussion, see Note 5 “Leases” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(7) Represents capital expenditure commitments under lease agreements for Topgolf venues under construction that have been signed as of June 30, 2025.
(8) During the normal course of business, we enter into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, and intellectual property licensing agreements pursuant to which we are required to pay royalty fees. The amounts listed above approximate the minimum purchase obligations we are obligated to pay under these agreements over the next five years and thereafter as of June 30, 2025. The actual amounts paid under some of the agreements may be higher or lower than these amounts. In addition, we also enter into unconditional purchase obligations with various vendors and suppliers of goods and services during the normal course of business through purchase orders or other documentation or that are undocumented except for an invoice. For further details, see Note 12 “Commitments & Contingencies” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(9) Amounts represent current and non-current portions of uncertain income tax positions as recorded on our Condensed Consolidated Balance Sheets as of June 30, 2025. Amounts exclude uncertain income tax positions that we would be able to offset against deferred taxes. For further discussion, see Note 11 "Income Taxes" in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our financial condition. The fair value of indemnities, commitments and guarantees that we issued during the six months ended June 30, 2025 was not material to our financial position, results of operations or cash flows.
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
Capital Expenditures
Total estimated capital expenditures, net of reimbursements by third party real estate financing partners, for the year ending December 31, 2025, are expected to be approximately $165.0 million, comprised of $50.0 million for our core business and $115.0 million for the Topgolf business.
Critical Accounting Estimates
For the six months ended June 30, 2025, there have been no material changes to our critical accounting estimates from the information reported in our Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We use derivative financial instruments to mitigate our exposure to changes in foreign currency exchange rates and interest rates. Transactions involving these financial instruments are with creditworthy banks, primarily banks that are party to our credit facilities (see Note 6 “Financing Arrangements” and Note 15 “Derivatives and Hedging” in the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q). The use of these instruments exposes us to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.
Foreign Currency Fluctuations
Information about our foreign currency hedging activities is set forth in Note 15 “Derivatives and Hedging” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.
As part of our risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which we were exposed at June 30, 2025 through our foreign currency forward contracts.
At June 30, 2025, the estimated loss from our foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $24.6 million. We believe that such a hypothetical loss from our foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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

Interest Rate Fluctuations
We are exposed to interest rate risk from our credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 6 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. Our long-term borrowing commitments are subject to interest rate fluctuations, which could be material to our cash flows and results of operations. In order to mitigate this risk, we enter into interest rate swap contracts as part of our interest rate risk management strategy. Information about our interest rate hedges is provided in Note 15 “Derivatives and Hedging” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on our cash flows and results of operations, we performed a sensitivity analysis as part of our risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $3.7 million over the 12-month period ended on June 30, 2025.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2025, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2025.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information set forth in Note 12 “Commitments & Contingencies” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, is incorporated herein by this reference.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In May 2022, our Board of Directors authorized a $100.0 million share repurchase program (the “2022 Repurchase Program”) under which we are authorized to repurchase shares of our common stock in the open market or in private transactions, subject to our assessment of market conditions and repurchase opportunities. We will assess market conditions, buying opportunities and other factors from time to time and will make strategic repurchases as appropriate. The repurchases will be made in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other factors, and the repurchases will be made consistent with the terms of our credit facilities, which define the amount of stock that can be repurchased. The repurchase program does not require us to acquire a specific number of shares and it will remain in effect until completed or until terminated by the Board of Directors. During the second quarter of 2025, we did not repurchase any shares of our common stock under the 2022 Repurchase Program.
The following table summarizes our purchases during the second quarter of 2025 and includes amounts repurchased under the 2022 Repurchase Program and shares withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. Our repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended June 30, 2025
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
April 1, 2025 - April 30, 2025	—	$—	—	$35,528,182
May 1, 2025 - May 31, 2025	2,004	6.19	—	35,528,182
June 1, 2025 - June 30, 2025	7,477	6.25	—	35,528,182
Total	9,481	$6.24	—	$35,528,182
During the second quarter of 2025, we repurchased less than 0.1 million shares of our common stock at an average cost per share of $6.24, for a total cost of $0.1 million, which were related to shares withheld to satisfy payroll tax withholding obligations as described above.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None

Item 5.    Other Information
During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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
Date: August 6, 2025