Form 10-Q
period 2025-09-30
Topgolf Callaway Brands Corp.
filed 2025-11-06
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2025, the number of shares outstanding of the Registrant’s common stock was 183,883,637.

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
•our ability to successfully operate and, if applicable, expand the retail stores of TravisMathew and our Japan and Korea apparel businesses, and venue locations of the Topgolf business;

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
•the effect of terrorist activity, armed conflict (including the ongoing conflicts between Russia and Ukraine, Israel and Hamas, Iran and U.S.-designated terrorist proxies), natural disasters or pandemic diseases, on the economy generally, on the level of demand for our products or on our ability to manage our supply and delivery logistics in such an environment; and
•the general risks and uncertainties applicable to us and our business.
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
Topgolf Callaway Brands Corp. Trademarks: The following marks and phrases, among others, are our trademarks: #1 Irons in Golf, #1 Putter in Golf, #1 Putter on Tour, #1 Range Technology in Golf, 2-Ball, 2-Ball Fang, 2-Ball Jailbird, 2 Ball Putter Design, 360 Carbon Chassis, 360 Face Cup, 360 Fade, 3 Deep, Ai 10x, Ai 10x Face, Ai150, Ai200, Ai300, Ai One 24, AI One Cruiser, Ai-One Square 2 Square Max 1, Ai-One Square 2 Square Max Stripe, AI Smart Face, AI Smoke, Alcatraz, All Ride. All The Time., All Walk. All the Time., Alpha Convoy, Anamatic, Apex, Apex 21, Apex Ai150, Apex Ai200, Apex Ai300, Apex CB, Apex DCB, Apex MB, Apex Pro, Apex Smoke, Apex TCB, Apex Ti Fusion, Apex Ti Fusion 250, Apex Tour, Apex UT, Apex UW, APW, Arm Lock, B21, Backstryke, Bay Lens, Beachside Stealth, Big Bertha, Big Bertha Alpha, Big Bertha B21, Big Bertha Diablo, Big Bertha Diablo & Horned Shield Design, Big Bertha REVA, Biggest Big Bertha, Bigshots Golf, Bigshots Golf Stylized, Big T, Bird of Prey, Black Series, Black Series I, Block Party Stylized, Bogey Free, Broomstick, Callaway, Callaway #1 Irons in Golf, Callaway Cargo, Callaway CB12, Callaway Chase, Callaway Chase+, Callaway Chase 14, Callaway 14 Dry, Callaway Chase Dry, Callaway Customs, Callaway Edge, Callaway Elyte, Callaway Golf, Callaway Legacy Collection, Callaway Media Productions, Callaway Next, Callaway Opus, Callaway Opus Platinum, Callaway Paradym Night Mode, Callaway Superfast, Callaway Super Hybrid, Callaway Supersoft, Callaway Supersoft Splatter 360, Callaway X, Callaway XR, Capital, Catch it Clean, Cavity Back Design Pattern (X-14), CF16, C-Grind, Chev, Chev 18, Chevron Design, Chrome Soft, Chrome Soft X, Chrome Tour, Circle Patch Design, Cloud Collection, Cloud Hoodie, Cloud Polo, Cloud Tee, Cloud Waffle, Coastview, Come Play Around, Cuater, Cuater C logo, Cutwave Sole, CXR, Cyclone Aero Shape, Dawn Patrol, Demonstrably Superior And Pleasingly Different, Destinations by TravisMathew, DFX, Diablo Forged, Diablo Octane, Diablo Tour, Distance Fitting from Callaway, Distance that Defies Convention, Divine Line, Divine Nine, Double Wide, Driver Defender, Driving the Course to Modern Golf, DSPD, Dual Force, Dual Softfast Core, Eagle, Elyte Sandstorm, Engage, Epic, Epic Flash, Epic Max, Epic Max LS, Epic Speed, Epic Star, ERC, E.R.C. Fusion Stylized, ERC II, ERC Soft, Exclusive Tartan Collection, Exo-Cage, Extended Season, Fairway+, Fairway14, FairwayC, Fateline, Favorite Track, Fit Disc, Flash Face, Flash Face SS21, Flash Face SS22, Flexcontact, Flex Pod, FLX360, Force Optimizer, Fore Me, Forged 455, Forged X, Friday Ponte, Frost Delay, FT-3, FT-5, FT9, FT-I, FT IQ, FTIZ, FT Optiforce, FT Tour, Fusetech, Fusion, Fusion Zero, Gambit Pro, GBB, GBB Epic, Gems, Giraffe-Beam, Giraffe Design in Circle, Golf Ball on Tee Design, Golf Fusion, Golf Nerd, Golf Shaft (Red & Silver), Gravity Core, Great Big Bertha, Griptac, Hawk Eye, Headliner, Heater Series, Heater Series – Pure Performance, Heater Pro Pure Performance, Heavenwood, Hex Aerodynamics, Hexbite, Hex Black Tour, Hex Diablo, Hex Soft, Hex Tour Soft, High Energy Core & Orbit Design, Hightail, HX, HX Diablo, Hyper Dry, Hyper Elastic Softfast Core, Hyper-Lite, Hyperlite Zero, Hyper Speed Face Cup, Hyper X, I.D. Ball, I-Mix, It’s Golf. It’s Not Golf. It’s Topgolf., IZ Power Source, Jailbird, Jailbird Character Head Design, Jailbird Versa Striped Club Head Design, Jailbreak, Jailbreak AI Velocity Blades, Jailbreak Speed Frame, Jaws Full Toe, JAWS MD5, Jewel Jam, J Grind, Kings of Distance, Lag Putt, Leader in Modern Golf, Legacy, Legacy Featherweight, Life On Tour, Longer From Everywhere, Lowrider, Lowrider 2.0., Mack

Daddy, Mack Daddy CB, Mack Daddy Forged, Made to Meet the Moment, Magna, Make Every Shot Your Best, MarXman, Mavrik, MD3 Milled, MD4 Tactical, Microhinge Face Insert, Mission:Ambition, Modern Golf, Modg, More Than Just a Pretty Trace, Moveknit, Night Mode, Number One Putter in Golf, Ody, Odyssey, Odyssey AI One, Odyssey AI One Cruiser, Odyssey Chipper, Odyssey Eleven, Odyssey Seven, Odyssey Wing Back, OG, Ogio, Ogio Aero, Ogio Alpha, Ogio Featherlite, Ogio Forge, Ogio Fuse, Ogio Pace, Ogio Rise, Ogio Shadow, OGIO Stylized, OGIO XIX, Opening Shot, Open to Close, Opti-Color, Opti Dry, Opti Feel, OptiFit, Opti Fit, Opti Flex, Opti Grip, OptiTherm, Opti Vent, Opus, Opus Platinum, ORG 7, ORG 14, ORG 14M, ORG 15, O Stylized, Our Favorite Time of the Year, Oworks, Pack. Discover. Explore., Paradym, Paradym AI Smoke, Paradym Night Mode, Playing Through, Powered by Toptracer, Power & Soft Feel for Slower Swing Speeds, Practice Green, ProType, PT Stylized, ·R·, Rainspann, R Ball, RCH, Red Ball, Renegade, Renegade Collection, Reva Rise, Rig 9800, Rogue ST, ROGUE Stylized, Rossie, Rossie V, Rule 35, S2H2, Scenic Vista, Scoreline Pattern in White, See the Break, Shaft Shield, Shield Design with Black Background, Shield Design with White Background, Shot Shuffle, Silencer, Sir Isaac Newton Falling Apple Golf Design, Skyloft Soft, SLED, Slice Stopper, SMALL BATCH Hand Holding Hammer Badge, Solaire, Solar Noon, Speed Cartridge, Speed Frame, Speed Step, Speed Tuned, Spin Gen Face Technology, Spin Gen Technology, Spin Machine, Square 2 Square, Square 2 Square Jailbird, Square Way, SRT, Steelhead, Steelhead XR, Step Sole, Strata, Strata Boom, Stroke Lab, Sub Zero, Summit Collection by Callaway, Superhot, Sure-Out, Sweeter from Every Spot, Swing Suite, Swing Tech, Swirl Design, Swirl Design & ODYSSEY, Syntech, Tank, TA Winter, Tee It High, Thermal Bomber, The Sure Thing, TMove, Ti 340 Mini, Ti340 Mini Driver, TM Stylized, Toe Up, TopChip, TopContender, TopDrive, Topgolf, Topgolf Block Party, Topgolf Callaway Brands, Topgolf Coach, Topgolf Live, Topgolf Media, Topgolf Open, Topgolf Outfield Trade Dress, TopPressure, TopScore, TopScramble, TopShot, TopTracer, Toptracer Coach, TopTracer Range, Toulon, Toulon Garage, Tour Aero, Tour Authentic, Tour I, Tour IZ, Tour Tested, Trade In! Trade Up!, Training Aid, TravisMathew, Triforce, Tri Hot, Tri-Hot 5K, Triple Diamond Design, Triple Track Stripes Design, Trutrack, Truvis, Truvis Pattern, T Stylized, Tungsten Speed Cartridge, Tungsten Speed Wave, Tuttle, Versa, VFT, VTEC, Walk. Push. Ride., Warbird, War Bird, Weather Series, Weather Spann, Wedgeducation, W-Grind, White Damascus, White Hot, White Hot Microhinge, White Hot OG, White Hot RX Stylized, White Hot Tour, White Hot XG, White Ice, White Trapezoid Design, Wing Back, Winter Rules, Winter Term, Woode, X1, X-12, X-14, X18,X-18, X-20, X-22, X-24, X460, X-ACT, X Forged, X Hot, X Hot Pro, XR16, XR OS, XR Speed, XR Stylized, X Series, X Series Jaws, X-Spann, X Stylized, X-Tech, XTT, Z Grind, Zinna.

TOPGOLF CALLAWAY BRANDS CORP.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$865.6	$445.0
Restricted cash	—	0.7
Accounts receivable, less allowance of $4.6 million and $8.9 million, respectively	218.5	175.7
Inventories	568.7	757.3
Prepaid expenses	70.9	61.7
Other current assets	144.7	160.3
Total current assets	1,868.4	1,600.7
Property, plant and equipment, net	2,222.6	2,219.0
Operating lease right-of-use assets, net	1,242.5	1,339.2
Trade names and trademarks	1,110.7	1,303.9
Other intangible assets, net	50.9	68.7
Goodwill	619.8	620.2
Other assets, net	455.2	484.4
Total assets	$7,570.1	$7,636.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$332.9	$451.3
Accrued employee compensation and benefits	133.6	113.4
Convertible notes, net	257.4	—
Asset-based credit facilities	47.3	25.4
Operating lease liabilities, short-term	80.8	89.3
Construction advances	40.2	6.0
Deferred revenue	77.5	96.0
Other current liabilities	29.0	44.5
Total current liabilities	998.7	825.9

Long-term debt, net	1,191.5	1,457.9
Operating lease liabilities, long-term	1,299.0	1,377.1
Deemed landlord financing obligations	1,254.2	1,194.8
Financing lease liabilities, long-term	306.2	301.9
Deferred taxes, net	2.0	24.9
Other long-term liabilities	42.8	45.9
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3.0 million shares authorized, none issued and outstanding at both September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 360.0 million shares authorized, and 186.2 million shares issued at both September 30, 2025 and December 31, 2024	1.9	1.9
Additional paid-in capital	3,030.9	3,032.8
Accumulated deficit	(492.5)	(500.2)
Accumulated other comprehensive loss	(30.3)	(76.0)
Less: Common stock held in treasury, at cost, 2.3 million and 3.1 million shares as of September 30, 2025 and December 31, 2024, respectively	(34.3)	(50.8)
Total shareholders’ equity	2,475.7	2,407.7
Total liabilities and shareholders’ equity	$7,570.1	$7,636.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues:
Products	$465.3	$564.1	$1,796.6	$1,958.7
Services	468.7	448.8	1,340.2	1,356.2
Total net revenues	934.0	1,012.9	3,136.8	3,314.9
Costs and expenses:
Cost of products	279.1	328.5	1,019.3	1,116.8
Cost of services, excluding depreciation and amortization	50.6	48.6	140.1	140.9
Other venue expense	342.9	325.6	1,000.5	988.4
Selling, general and administrative expense	210.6	250.6	710.3	783.1
Research and development expense	20.1	22.0	61.2	72.2
Venue pre-opening costs	2.4	3.9	4.8	9.9
Total costs and expenses	905.7	979.2	2,936.2	3,111.3
Income from operations	28.3	33.7	200.6	203.6
Interest expense, net	(59.2)	(57.7)	(175.9)	(173.5)
Other income (expense), net	8.6	1.0	(1.3)	10.8
(Loss) income before income taxes	(22.3)	(23.0)	23.4	40.9
Income tax (benefit) provision	(7.6)	(19.4)	15.7	(24.1)
Net (loss) income	$(14.7)	$(3.6)	$7.7	$65.0

(Loss) earnings per common share:
Basic	$(0.08)	$(0.02)	$0.04	$0.35
Diluted	$(0.08)	$(0.02)	$0.04	$0.35

Weighted-average common shares outstanding:
Basic	183.9	183.8	183.7	183.7
Diluted	183.9	183.8	185.2	199.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(14.7)	$(3.6)	$7.7	$65.0
Other comprehensive (loss) income:
Change in derivative instruments	3.8	(18.4)	(11.4)	(7.9)
Cumulative foreign currency translation adjustments recognized from dissolution of foreign subsidiary	—	—	13.8	3.4
Foreign currency translation adjustments	(4.7)	20.6	40.7	2.9
Comprehensive (loss) income, before income tax	(15.6)	(1.4)	50.8	63.4
Income tax provision (benefit) on derivative instruments	0.7	4.3	(2.6)	2.6
Comprehensive (loss) income	$(16.3)	$(5.7)	$53.4	$60.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$7.7	$65.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202.4	199.3
Non-cash interest on financing leases and deemed landlord financed obligations	26.6	23.7
Loss on disposal of long-lived assets	7.6	6.7
Amortization of debt discount and issuance costs	4.5	4.3
Impairment and loss on sale of business line	23.6	6.3
Gain on lease termination incentive	(12.0)	—
Deferred taxes, net	5.1	(23.3)
Share-based compensation	17.9	27.9
Unrealized net gains on hedging instruments and foreign currency	(18.5)	(4.2)
Loss on debt modification	—	4.7
Other	0.1	0.7
Change in assets and liabilities, net of impacts of business combinations:
Accounts receivable, net	(43.6)	(84.1)
Inventories	118.9	125.3
Leasing receivables	(2.7)	(8.3)
Other assets	3.2	25.9
Accounts payable and accrued expenses	(77.3)	(18.9)
Deferred revenue	(17.4)	(15.0)
Accrued employee compensation and benefits	26.1	7.5
Operating lease assets and liabilities, net	7.6	10.3
Income taxes receivable/payable, net	(9.7)	(19.1)
Other liabilities	—	4.0
Net cash provided by operating activities	270.1	338.7
Cash flows from investing activities:
Capital expenditures	(210.6)	(227.1)
Proceeds from sale of business line, net of cash retained	286.0	—
Business combinations, net of cash acquired	—	(23.3)
Proceeds from government grants	—	1.0
Investment in golf-related ventures	(1.1)	(2.4)
Acquisition of intangible assets	(0.9)	(3.1)
Proceeds from sale of property and equipment	—	0.3
Net cash provided by (used in) investing activities	73.4	(254.6)
Cash flows from financing activities:
Repayments of long-term debt and DLF obligations	(24.2)	(74.5)
Proceeds (repayments) on credit facilities, net	19.9	(13.0)
Debt issuance costs	(0.4)	(0.2)
Repayments of financing leases	(2.5)	(3.0)
Proceeds from lease financing	75.9	87.6
Exercise of stock options	0.1	0.1
Acquisition of treasury stock	(3.4)	(31.4)
Net cash provided by (used in) financing activities	65.4	(34.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6.7	(1.0)
Net increase in cash, cash equivalents and restricted cash	415.6	48.7
Cash, cash equivalents and restricted cash at beginning of period	450.3	398.8
Cash, cash equivalents and restricted cash at end of period	865.9	447.5
Less: restricted cash (1)	(0.3)	(5.6)
Cash and cash equivalents at end of period	$865.6	$441.9
Supplemental disclosures:
Cash paid for income taxes, net	$21.9	$17.9
Cash paid for interest	$142.3	$145.9
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$19.8	$35.9
Accrued capital expenditures	$28.0	$38.8
Financed additions of capital expenditures	$3.3	$5.6

(1) As of September 30, 2025, includes $0.3 million of long-term restricted cash within other assets. As of September 30, 2024, includes $0.7 million of short-term restricted cash and $4.9 million of long-term restricted cash within other assets.

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

TOPGOLF CALLAWAY BRANDS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	186.2	$1.9	$3,032.8	$(500.2)	$(76.0)	(3.1)	$(50.8)	$2,407.7
Acquisition of treasury stock	—	—	—	—	—	(0.5)	(3.3)	(3.3)
Compensatory awards released from restriction	—	—	(17.7)	—	—	1.1	17.7	—
Share-based compensation	—	—	7.0	—	—	—	—	7.0
Equity adjustment from foreign currency translation	—	—	—	—	18.2	—	—	18.2
Change in fair value of derivative instruments, net of tax	—	—	—	—	(5.1)	—	—	(5.1)
Net income	—	—	—	2.1	—	—	—	2.1
Balance at March 31, 2025	186.2	$1.9	$3,022.1	$(498.1)	$(62.9)	(2.5)	$(36.4)	$2,426.6
Compensatory awards released from restriction	—	—	(1.8)	—	—	0.2	1.8	—
Share-based compensation	—	—	7.0	—	—	—	—	7.0
Equity adjustment from foreign currency translation	—	—	—	—	27.2	—	—	27.2
Change in fair value of derivative instruments, net of tax	—	—	—	—	(6.8)	—	—	(6.8)
Impact from dissolution of foreign subsidiaries	—	—	—	—	13.8	—	—	13.8
Net income	—	—	—	20.3	—	—	—	20.3
Balance at June 30, 2025	186.2	$1.9	$3,027.3	$(477.8)	$(28.7)	(2.3)	$(34.6)	$2,488.1
Acquisition of treasury stock	—	—	—	—	—	—	(0.1)	(0.1)
Exercise of stock options	—	—	—	—	—	—	0.1	0.1
Compensatory awards released from restriction	—	—	(0.3)	—	—	—	0.3	—
Share-based compensation	—	—	3.9	—	—	—	—	3.9
Equity adjustment from foreign currency translation	—	—	—	—	(4.7)	—	—	(4.7)
Change in fair value of derivative instruments, net of tax	—	—	—	—	3.1	—	—	3.1
Net loss	—	—	—	(14.7)	—	—	—	(14.7)
Balance at September 30, 2025	186.2	$1.9	$3,030.9	$(492.5)	$(30.3)	(2.3)	$(34.3)	$2,475.7

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
Planned Separation of Topgolf
In September 2024, following a strategic review of the Topgolf business, we announced that our Board of Directors intends to pursue a separation of our business into two independent companies: Callaway, a golf equipment company with a highly complementary Active Lifestyle business; and Topgolf, a pure-play venue-based golf entertainment business which we believe has potential for high growth. Our Board of Directors is committed to exploring all opportunities to execute the separation in a manner that enhances shareholder value, including possible options such as a spin-off, sale or other transaction. If the spin-off is the ultimate shareholder value maximizing path, it will most likely occur in 2026, after we have a new Topgolf CEO in place. The transaction will be subject to general market conditions and other customary conditions, which may include receipt of regulatory approvals, compliance with applicable Securities and Exchange Commission (“SEC”) requirements, execution of intercompany agreements, further due diligence as appropriate and final approval by our Board of Directors. There can be no assurance regarding the form and timing of the separation or its completion.
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
Basis of Presentation
We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC and accounting principles generally accepted in the United States of America (“GAAP”). Pursuant to these rules and regulations, we have condensed or omitted certain information and disclosures that are normally included in our annual consolidated financial statements which are prepared in accordance with GAAP. In the opinion of management, these condensed consolidated financial statements include all normal and recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods and dates presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 3, 2025. Interim operating results are not indicative of operating results that may be expected for the year ending December 31, 2025, or any other future periods.
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
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which allows a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses, that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within annual reporting periods beginning after December 15, 2025, with early adoption permitted. We are in the process of evaluating the impact that ASU 2025-05 will have on our consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which clarifies the difference between expensed costs and capitalized costs by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are in the process of evaluating the impact that ASU 2025-06 will have on our consolidated financial statements and related disclosures.

Note 3. Divestitures
Divestiture of the Jack Wolfskin Business
On May 31, 2025, pursuant to the terms and conditions of the previously disclosed Sale & Purchase Agreement, dated as of April 10, 2025 by and between the Company and Anca Holdco GmbH & Co. KG, an indirect wholly-owned subsidiary of ANTA Sports Products Limited, we completed the sale of 100% of the outstanding equity interests of Callaway Germany Holdco GmbH, which owns various entities that operate the Jack Wolfskin business, for approximately $290.0 million, net of cash retained and subject to net working capital and other customary adjustments.
During the first quarter of 2025, we determined that the Jack Wolfskin business met the criteria to be classified as held for sale and upon designation, we recorded a $7.0 million impairment loss within selling, general and administrative expenses to write down the assets and liabilities of Jack Wolfskin to their estimated fair value, net of an estimate for costs to sell. Upon completion of the sale of the Jack Wolfskin business on May 31, 2025, we recorded an additional pre-tax loss of $15.7 million, primarily reflecting the release of cumulative translation adjustments of $13.8 million in other income (expense), and adjustments related to selling costs and net working capital adjustments, which were included in selling, general and administrative expenses on the condensed consolidated statement of operations during the second quarter of 2025. During the three months ended September 30, 2025, we recorded an additional pre-tax loss of $0.9 million, primarily reflecting adjustments related to selling costs and net working capital adjustments, which were included in selling, general and administrative expenses on the condensed consolidated statement of operations.
The divestiture reflects our strategic decision to increase our focus and optimize our resources in our core business. The operating results of the Jack Wolfskin business were not classified as discontinued operations as we determined that the sale did not represent a strategic shift that had a major effect on the condensed consolidated statement of operations. The results of operations for the Jack Wolfskin business are reflected within the Active Lifestyle operating segment through the date of the divestiture.
The following table summarizes the total net pre-tax loss recognized within other income (expense), net and selling, general and administrative expenses on our condensed consolidated statement of operations during the nine months ended September 30, 2025 in connection with the divestiture (in millions):

Sale price	$290.0
Less: Working capital and other customary closing adjustments	(4.0)
Proceeds from sale, net of cash retained and net working capital and customary closing adjustments	286.0
Less: Estimated future net working capital and customary closing adjustments (1)	(2.2)
Proceeds from sale, net of cash retained and estimated net working capital and customary closing adjustments	283.8

Less:
Carrying value of net assets divested	287.7
Direct costs to sell	2.7
Indemnifications provided	3.2
Accumulated other comprehensive loss reclassification adjustment, foreign currency translation	13.8
Loss on sale, before taxes	$(23.6)

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

Note 4. Revenue Recognition
We primarily recognize revenue from the sale of our products and the operation of our Topgolf venues. The following table presents our revenue disaggregated by operating and reportable segment and major category for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Topgolf:
Venues	$458.0	$428.9	$1,306.1	$1,308.3
Other business lines	14.2	24.3	45.1	62.1
Total Topgolf	$472.2	$453.2	$1,351.2	$1,370.4

Golf Equipment:
Golf clubs	$234.0	$226.0	$886.7	$882.1
Golf balls	71.3	67.5	273.9	275.1
Total Golf Equipment	$305.3	$293.5	$1,160.6	$1,157.2

Active Lifestyle:
Apparel	$96.1	$180.6	$372.1	$485.2
Gear, accessories & other	60.4	85.6	252.9	302.1
Total Active Lifestyle	$156.5	$266.2	$625.0	$787.3

Total Consolidated	$934.0	$1,012.9	$3,136.8	$3,314.9
Product sales at our Topgolf operating segment primarily include the sale of venue merchandise such as golf clubs, golf balls, apparel, and gear and accessories as well as franchise equipment sales. During the three and nine months ended September 30, 2025, Topgolf product sales were $3.4 million and $10.9 million, respectively. During the three and nine months ended September 30, 2024, Topgolf product sales were $4.4 million and $14.1 million, respectively.

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
The following table summarizes our revenue by major geographic region for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue by Major Geographic Region:
United States	$749.9	$724.6	$2,402.5	$2,444.9
Europe	67.7	136.6	303.1	392.1
Asia	90.6	127.0	319.2	363.7
Rest of World	25.8	24.7	112.0	114.2
Total Consolidated	$934.0	$1,012.9	$3,136.8	$3,314.9
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Topgolf	$14.5	$17.3	$44.4	$43.8
Active Lifestyle	5.2	6.2	21.3	20.8
Total	$19.7	$23.5	$65.7	$64.6
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
The following table provides a reconciliation of activity related to our short-term deferred revenue balance for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning Balance (1)	$86.3	$97.4	$96.0	$110.9
Deferral of revenue	124.4	158.8	410.0	459.9
Revenue recognized	(124.4)	(151.1)	(397.3)	(446.0)
Breakage	(8.7)	(9.0)	(29.9)	(29.8)
Foreign currency translation and other	(0.1)	—	0.2	1.1
Sale of business line	—	—	(1.5)	—
Ending Balance	$77.5	$96.1	$77.5	$96.1
(1) Beginning balances for the three months ended September 30, 2025 and 2024 represent ending balances as of June 30, 2025 and 2024, respectively. Beginning balances for the nine months ended September 30, 2025 and 2024 represent ending balances as of December 31, 2024 and 2023, respectively.

As of September 30, 2025 and December 31, 2024, our long-term deferred revenue balance was $7.0 million and $7.0 million, respectively, which is included in other long-term liabilities on our condensed consolidated balance sheets.

The following table summarizes the amount of the deferred revenue recognized during the three and nine months ended September 30, 2025 and 2024 that were deferred as of December 31, 2024 and 2023, respectively (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Deferred revenue recognized from prior year ending balance (excluding breakage)	$5.1	$10.0	$58.6	$61.5
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
The following table provides a reconciliation of the activity related to our short-term sales program incentives for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning Balance	$28.9	$24.3	$19.8	$16.5
Additions	10.6	10.3	43.6	37.3
Credits issued	(10.3)	(8.3)	(32.6)	(26.7)
Foreign currency translation and other	(0.3)	1.2	0.4	0.4
Sale of business line	—	—	(2.3)	—
Ending Balance	$28.9	$27.5	$28.9	$27.5
Our provision for the sales return liability fluctuates with the seasonality of the business. Actual sales returns are more heavily weighted toward the second half of the year as the golf season comes to an end. The following table provides a reconciliation of the activity related to our sales return reserve for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning Balance	$93.7	$92.6	$67.7	$55.9
Provision	27.4	36.8	152.5	152.4
Sales returns	(28.5)	(28.5)	(122.7)	(107.4)
Sale of business line	—	—	(4.9)	—
Ending Balance	$92.6	$100.9	$92.6	$100.9
As of September 30, 2025 and December 31, 2024, the cost recovery of inventory associated with the sales return liability was $40.8 million and $30.4 million, respectively, and is included in other current assets on our condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the accrued rebate liability associated with our sales program was $18.9 million and $30.2 million, respectively, which are included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

Note 5. Leases
Sales-Type Leases
We enter into non-cancellable license agreements primarily related to Toptracer and Swing Suite of which certain of these agreements are classified as sales-type leases. Revenue from sales-type leases is included in service revenues within the condensed consolidated statements of operations and consists of the following for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales-type lease selling price(1)	$10.0	$12.8	$31.1	$31.2
Cost of underlying assets	(3.3)	(5.7)	(10.5)	(11.8)
Operating profit	$6.7	$7.1	$20.6	$19.4

Interest income	$2.1	$1.7	$6.2	$5.2

Total revenue attributable to sales-type leases	$12.1	$14.5	$37.3	$36.4

(1) Selling price is equal to the present value of lease payments over the non-cancellable term of the licensing agreement.
Leasing receivables related to our net investment in sales-type leases are as follows (in millions):

	Balance Sheet Location	September 30, 2025	December 31, 2024
Leasing receivables, net—short-term	Other current assets	$37.5	$33.9
Leasing receivables, net—long-term	Other assets	76.9	71.2
Total leasing receivables		$114.4	$105.1
Net maturities of sales-type lease receivables for the next five years and thereafter as of September 30, 2025 are as follows (in millions):

Remainder of 2025	$15.0
2026	37.7
2027	31.0
2028	23.8
2029	15.9
Thereafter	6.9
Total future lease proceeds	130.3
Less: imputed interest	15.9
Total	$114.4

Operating Leases, Financing Leases and DLF Obligations
Supplemental balance sheet information related to our operating and financing right-of-use (“ROU”) assets and lease liabilities and deemed landlord financing (“DLF”) assets and obligations is as follows (in millions):

	Balance Sheet Location	September 30, 2025	December 31, 2024
Assets
Operating lease ROU assets, net	Operating lease ROU assets, net	$1,242.5	$1,339.2
Financing lease ROU assets, net	Other assets, net	$257.2	$261.4

Liabilities
Current
Operating lease liabilities, short-term	Operating lease liabilities, short-term	$80.8	$89.3
Financing lease liabilities, short-term	Accounts payable and accrued expenses	$1.1	$1.4
DLF obligations, short-term	Accounts payable and accrued expenses	$1.1	$1.0

Non-current
Operating lease liabilities, long-term	Operating lease liabilities, long-term	$1,299.0	$1,377.1
Financing lease liabilities, long-term	Financing lease liabilities, long-term	$306.2	$301.9
DLF obligations, long-term	Deemed landlord financing obligations	$1,254.2	$1,194.8
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
Leases Under Construction
As we are actively involved in the construction of Topgolf venues, we recorded $97.3 million in construction costs within property, plant and equipment and $40.2 million in construction advances from the landlords in connection with these properties as of September 30, 2025. We determine the lease classification for these properties at the end of the construction period. Upon lease commencement, the initial base term of these leases is normally 20 years, with most having options to extend for additional terms of up to 20 years. As of September 30, 2025, we had $598.0 million of future lease obligations related to five venues subject to non-cancellable leases that have been signed but have not yet commenced. As of September 30, 2025, expected reimbursements from third-party real estate financing partners exceeded our expected committed capital expenditures.

The components of lease expense included in our condensed consolidated statement of operations for the periods presented below are as follows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Operating lease costs:	$40.8	$46.8	$126.8	$137.3
Financing lease costs:
Amortization of ROU assets	2.0	2.0	5.9	5.7
Interest on lease liabilities	4.9	4.6	14.4	12.8
Total financing lease costs	6.9	6.6	20.3	18.5
DLF obligation costs:
Depreciation of DLF assets	11.6	10.1	34.3	28.3
Interest on DLF obligations	28.6	25.7	84.2	74.7
Total DLF obligation costs	40.2	35.8	118.5	103.0
Variable lease costs	1.2	2.2	5.6	8.6
Total lease costs	$89.1	$91.4	$271.2	$267.4
Other information related to leases (in millions):

	Nine Months Ended September 30,
Supplemental Cash Flows Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$120.8	$125.8
Operating cash flows from finance leases	$10.4	$8.9
Operating cash flows from DLF obligations	$61.5	$54.9
Financing cash flows from finance leases	$2.5	$3.0
Financing cash flows from DLF obligations	$10.0	$8.0

Lease liabilities arising from new ROU assets:
Operating leases	$39.9	$33.9
Financing leases	$6.9	$3.7
DLF obligations	$50.2	$158.2

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (years):
Operating leases	15.1	15.2
Financing leases	35.6	36.2
DLF obligations	36.2	36.8

Weighted-average discount rate:
Operating leases	5.9%	5.8%
Financing leases	6.9%	6.5%
DLF obligations	9.5%	9.4%

As of September 30, 2025, our future minimum lease obligations were as follows (in millions):

	Operating Leases	Financing Leases	DLF Obligations(1)	Total
Remainder of 2025	$29.4	$2.9	$16.2	$48.5
2026	154.5	18.5	103.1	276.1
2027	155.4	19.2	104.4	279.0
2028	155.2	19.6	106.6	281.4
2029	155.1	20.1	109.0	284.2
Thereafter	1,556.2	843.0	4,676.9	7,076.1
Total future lease payments	2,205.8	923.3	5,116.2	8,245.3
Less: imputed interest	826.0	616.0	3,860.9	5,302.9
Total	$1,379.8	$307.3	$1,255.3	$2,942.4

(1) Future lease payments for DLF Obligations include approximately $21.2 million of reimbursements which we expect to receive from third-party financing partners that were not yet received as of September 30, 2025. Imputed interest includes approximately $72.2 million related to these unfunded DLF Obligations as of September 30, 2025.

Note 6. Financing Arrangements
Our credit facilities and long-term debt obligations are summarized as follows (in millions, except interest rates):

			September 30,	December 31,
	Maturity Date	Interest Rate	2025	2024
Short-Term Credit Facilities
2023 ABL Credit Facility	March 16, 2028	5.64%	$—	$—
2025 Japan ABL Credit Facility	January 21, 2028	1.30%	47.3	—
2022 Japan ABL Credit Facility	January 25, 2025	1.21%	—	25.4
Total Principal Amount			$47.3	$25.4
Unamortized Debt Issuance Costs			$2.9	$3.4

	Balance Sheet Location
ABL Credit Facilities	Asset-based credit facilities		$47.3	$25.4
Unamortized Debt Issuance Costs - Current	Prepaid expenses		$1.2	$1.1
Unamortized Debt Issuance Costs - Non-current	Other long-term assets		$1.7	$2.3

			September 30,	December 31,
	Maturity Date	Interest Rate	2025	2024
Long-Term Debt and Credit Facilities
2023 Term Loan B	March 16, 2030	7.16%	$1,168.8	$1,178.1
Convertible Notes	May 1, 2026	2.75%	258.3	258.3
Equipment Notes	December 15, 2026 - December 21, 2027	2.36% - 5.93%	7.6	11.7
Mortgage Loans	July 1, 2033 - July 29, 2036	9.75% - 11.31%	43.7	44.3
Financed Tenant Improvements	February 1, 2035	8.00% - 10.00%	3.7	3.1
Total Principal Amount			$1,482.1	$1,495.5
Less: Unamortized Debt Issuance Costs			18.7	22.3
Total Debt, net of Unamortized Debt Issuance Costs			$1,463.4	$1,473.2

	Balance Sheet Location
Long-Term Debt - Current	Other current liabilities		$14.5	$15.3
Long-Term Debt - Current	Convertible notes, net		257.4	—
Long-Term Debt - Non-current	Long-term debt		1,191.5	1,457.9
Total Debt, net of Unamortized Debt Issuance Costs			$1,463.4	$1,473.2
Total interest and amortization expense related to our credit facilities and long-term debt obligations, which is included in “Interest expense, net” in our condensed consolidated statement of operations, is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Short-Term Credit Facilities
2025 Japan ABL Credit Facility	$0.2	$—	$0.5	$—
2023 ABL Credit Facility	0.3	0.5	0.8	1.7
2022 Japan ABL Credit Facility	—	0.1	—	0.2
Total	$0.5	$0.6	$1.3	$1.9

Long-Term Debt and Credit Facilities
2023 Term Loan B	$22.8	$25.9	$67.8	$81.0
Convertible Notes	1.8	1.7	5.3	5.3
Equipment Notes	0.1	0.1	0.3	0.4
Financed Tenant Improvements	—	0.1	0.2	0.2
Mortgage Loans	1.1	1.2	3.4	3.5
Total	$25.8	$29.0	$77.0	$90.4
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
2025 Japan ABL Credit Facility
In January 2025, our Japan subsidiary entered into a new 3-year asset-based revolving credit facility (the “2025 Japan ABL Credit Facility”) with the Mizuho Bank, Ltd., which provides a line of credit to our Japan subsidiary of up to 9.0 billion Yen (or approximately $60.8 million using the exchange rate in effect as of September 30, 2025), is subject to borrowing base availability under the facility and is secured by certain assets, including eligible inventory and accounts receivable of our Japan subsidiary which are subject to certain restrictions and covenants related to certain pledged assets and financial performance metrics. The interest rate applicable to outstanding borrowings under the 2025 Japan ABL Credit Facility is subject to an effective interest rate equal to the Tokyo Interbank Offered Rate (TIBOR) plus 0.70%.
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
Consolidated Available Liquidity
Consolidated available liquidity is comprised of cash on hand and amounts available under our U.S. and Japan ABL credit facilities, less outstanding letters of credit and outstanding borrowings and was $1,254.2 million as of September 30, 2025. Our average availability and weighted-average interest rate under our 2023 ABL Credit Facility and 2025 Japan ABL Credit Facility were as follows for the periods presented (in millions except interest rates):

(in millions, except interest rates)	September 30, 2025
2023 ABL Credit Facility
Average availability	$413.4
Weighted-average interest rate	4.74%

2025 Japan ABL Credit Facility
Average availability	$13.3
Weighted-average interest rate	1.25%
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
Convertible Notes
We have convertible senior notes issued in May 2020 (the “Convertible Notes”) which are structurally subordinated to all existing and future indebtedness and other liabilities and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 56.8 shares per $1,000 of principal, or an initial conversion price of $17.62 per share, and interest is payable on the Convertible Notes semi-annually in arrears on May 1 and November 1 of each year. As of May 6, 2023, we have the option to settle all or part of the Convertible Notes through cash settlement, physical settlement, or combination settlement at our election, subject to certain stipulations. Additionally, all or any portion of the Convertible Notes may be converted at the conversion rate and at the holders’ option on or after February 1, 2026 until the close of business on the second trading day immediately prior to the maturity date, and upon the occurrence of certain contingent conversion events. The Convertible Notes mature on May 1, 2026, unless earlier redeemed or repurchased by the Company or converted, and are reflected under current liabilities on our condensed consolidated balance sheet as of September 30, 2025.
Capped Call
In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls cover the aggregate number of shares of our common stock that initially underlie the Convertible Notes and are generally expected to reduce potential dilution and/or offset any cash payments we are required to make related to any conversion of the Convertible Notes. The Capped Calls, which each have an exercise price of $17.62 per share, are subject to certain adjustments and each have a cap price of $25.88 per share. The initial cost of the Capped Calls was a reduction to additional paid-in-capital on our condensed consolidated balance sheets.
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
Aggregate Amount of Long-Term Debt Maturities
The following table presents our combined aggregate amount of maturities for our long-term debt over the next five years and thereafter as of September 30, 2025.

(in millions)
Remainder of 2025	$4.5
2026	276.4
2027	15.6
2028	13.8
2029	13.9
Thereafter	1,157.9
Total aggregate amount of maturities	$1,482.1
Less: Unamortized debt issuance costs	18.7
Total aggregate amount of maturities, net of unamortized debt issuance costs	$1,463.4
As of September 30, 2025, we were in compliance with all fixed charge coverage ratios and all other covenants and reporting requirements under the terms of our long-term debt and credit facilities mentioned above, as applicable.
Note 7. (Loss) Earnings Per Common Share
The following table summarizes the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Loss) earnings per common share—basic
Net (loss) income	$(14.7)	$(3.6)	$7.7	$65.0
Weighted-average common shares outstanding—basic	183.9	183.8	183.7	183.7
(Loss) earnings per common share—basic	$(0.08)	$(0.02)	$0.04	$0.35
(Loss) earnings per common share—diluted
Net (loss) income	$(14.7)	$(3.6)	$7.7	$65.0
Interest expense attributable to convertible notes, net of tax	—	—	—	4.9
Net (loss) income attributable to (loss) earnings per common share—diluted	$(14.7)	$(3.6)	$7.7	$69.9

Weighted-average common shares outstanding—basic	183.9	183.8	183.7	183.7
Incremental shares for assumed conversion of Convertible Notes	—	—	—	14.7
Outstanding options, restricted stock units and performance share units	—	—	1.5	0.9
Weighted-average common shares outstanding—diluted	183.9	183.8	185.2	199.3
(Loss) earnings per common share—diluted	$(0.08)	$(0.02)	$0.04	$0.35
Anti-Dilutive Securities
For the nine months ended September 30, 2025, approximately 17.2 million securities outstanding comprised of shares subject to conversion from the Convertible Notes, stock options and restricted stock units, were excluded from the calculation of diluted earnings per common share as they would be anti-dilutive. For the nine months ended September 30, 2024, approximately 2.3 million securities outstanding comprised of stock options and restricted stock units were excluded from the calculation of diluted earnings per common share as they would be anti-dilutive.

Note 8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in millions):

	Golf Equipment	Active Lifestyle	Total
Balance at December 31, 2024	$530.3	$89.9	$620.2
Disposals (1)	—	(1.5)	(1.5)
Foreign currency translation and other	1.2	(0.1)	1.1
Balance at September 30, 2025	$531.5	$88.3	$619.8
(1) Represents goodwill associated with the sale of the Jack Wolfskin business completed during the second quarter of 2025 (see Note 3).
Goodwill is net of accumulated impairment losses of $1,352.4 million, which were recorded prior to December 31, 2024 in the Topgolf segment.
Intangible assets by major asset class are as follows (in millions, except useful life amounts):

	Indefinite-lived:		Amortizing:
	Trade names and Trademarks	Liquor Licenses	Patents	Customer/ Distributor Relationships and Other	Developed Technology	Total

Useful Life (Years)	NA	NA	2-16	1-10	10

Gross as of December 31, 2024	$1,338.7	$10.7	$32.5	$75.4	$63.4	$1,520.7
Acquisitions	0.4	0.1	0.5	—	—	1.0
Disposals (1)	(228.4)	—	—	(41.9)	—	(270.3)
Impairment	—	(0.2)	—	—	—	(0.2)
Gross as of September 30, 2025	$1,110.7	$10.6	$33.0	$33.5	$63.4	$1,251.2
Accumulated amortization	—	—	(32.1)	(50.0)	(29.9)	(112.0)
Disposals (1)	—	—	—	24.3	—	24.3
Foreign currency and other	—	—	—	(0.2)	(1.7)	(1.9)
Net book value, September 30, 2025	$1,110.7	$10.6	$0.9	$7.6	$31.8	$1,161.6

Gross as of December 31, 2024	$1,338.7	$10.7	$32.5	$75.4	$63.4	$1,520.7
Accumulated amortization	—	—	(32.0)	(48.1)	(25.5)	(105.6)
Foreign currency and other	(34.8)	—	—	(4.5)	(3.2)	(42.5)
Net book value, December 31, 2024	$1,303.9	$10.7	$0.5	$22.8	$34.7	$1,372.6
(1) Represents intangible asset amounts disposed of in connection with the sale of the Jack Wolfskin business which was completed during the second quarter of 2025 (see Note 3).
For the three months ended September 30, 2025 and 2024, we recognized amortization expense of $1.9 million and $2.9 million, respectively, related to acquired intangible assets, which is primarily included in selling, general and administrative expenses in the condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, we recognized amortization expense of $6.4 million and $8.8 million, respectively, related to acquired intangible assets, which is primarily included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of September 30, 2025, intangible asset amortization expense is expected to be incurred for the periods presented as follows (in millions):

Remainder of 2025	$1.8
2026	7.2
2027	6.8
2028	6.6
2029	6.5
Thereafter	10.0
Total	$38.9

Note 9. Investments
Investment in Full Swing
We have an ownership interest of less than 20.0% in Full Swing Golf Holdings, LLC (“Full Swing”), owners of multi-sport indoor virtualization and simulation technology. The investment is accounted for at cost less impairments and adjusted for observable changes in fair value. At both September 30, 2025 and December 31, 2024, the carrying value of our investment in Full Swing was $9.3 million, and is included in other assets, net on our condensed consolidated balance sheets.
Investment in Five Iron Golf
We have an ownership interest of less than 20.0% in preferred shares of The Range NYC, LLC (“Five Iron Golf”), an urban indoor golf experience company which hosts a golf simulation technology and serves food and beverage. The investment is accounted for at cost less impairments and is adjusted for observable changes in fair value. At both September 30, 2025 and December 31, 2024, the carrying value of our investment in Five Iron Golf was $33.9 million, and is included in other assets, net on our condensed consolidated balance sheets.
Other Investments
In addition to the investments above, as of September 30, 2025 and December 31, 2024, we had other miscellaneous equity investments of approximately $6.7 million and $5.2 million, respectively, which are classified as other assets, net on our condensed consolidated balance sheets. The investments are accounted for at cost less impairments and are adjusted for observable changes in fair value.

Note 10. Selected Financial Data
Selected financial data as of the dates presented below is as follows (in millions, except useful life data):

		September 30, 2025	December 31, 2024
Inventories:
Finished goods		$435.8	$597.1
Work in process		1.0	0.9
Raw materials		124.8	152.0
Food and beverage		7.1	7.3
Total inventories		$568.7	$757.3

		September 30, 2025	December 31, 2024
Other current assets:
Credit card and other receivables		$35.5	$61.6
Sales return reserve cost recovery asset		40.8	30.4
Taxes receivable		12.6	11.4
Leasing receivables		37.5	33.9
Other		18.3	23.0
Total other current assets		$144.7	$160.3

	Estimated Useful Life	September 30, 2025	December 31, 2024
Property, plant and equipment, net:
Land		$205.0	$207.0
Buildings and leasehold improvements	3 - 40 years	1,968.8	1,877.1
Machinery and equipment	2 - 10 years	301.4	316.6
Furniture, computer hardware and equipment	3 - 5 years	500.2	432.2
Internal-use software	3 - 10 years	157.2	151.2
Production molds	2 - 5 years	11.0	10.9
Construction-in-process		154.6	102.5
Total property, plant, and equipment, gross		3,298.2	3,097.5
Less: Accumulated depreciation		1,075.6	878.5
Total property, plant, and equipment, net		$2,222.6	$2,219.0
Depreciation expense is recognized in cost of products, other venue expenses, research and development expenses, and selling, general and administrative expenses on the condensed consolidated statement of operations, consistent with the use of the underlying asset. For the three months ended September 30, 2025 and 2024, we recorded total depreciation expense of $63.6 million and $65.2 million, respectively, in our condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, we recorded total depreciation expense of $196.0 million and $190.5 million, respectively, in our condensed consolidated statements of operations.

(in millions)	September 30, 2025	December 31, 2024
Accounts payable and accrued expenses:
Accounts payable	$87.1	$96.4
Accrued expenses	193.5	185.1
Accrued inventory	52.3	169.8
Total accounts payable and accrued expenses	$332.9	$451.3

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
We recorded an income tax benefit of $7.6 million and $19.4 million for the three months ended September 30, 2025 and 2024, respectively. As a percentage of pre-tax income, our effective tax rate was 34.2% and 84.3% for the three months ended September 30, 2025 and 2024, respectively. In the three months ended September 30, 2025, the primary difference between the statutory rate and the effective rate is due to U.S. and foreign minimum taxes on foreign earnings offset by a benefit from a favorable audit settlement at one of our foreign subsidiaries. In the three months ended September 30, 2024, the primary difference between the statutory rate and the effective rate is due to the impact of valuation allowances accrued year-to-date associated with the forecasted mix of jurisdictional earnings, as well as forecasted U.S. income tax credits for the full year.
We recorded an income tax provision of $15.7 million and an income tax benefit of $24.1 million for the nine months ended September 30, 2025 and 2024, respectively. As a percentage of pre-tax income, our effective tax rate was 67.0% and (58.9)% for the nine months ended September 30, 2025 and 2024, respectively. In the nine months ended September 30, 2025, the primary difference between the statutory rate and the effective rate is due to the mix of U.S. and foreign earnings, as well as impacts associated with the sale of the Jack Wolfskin business. In the nine months ended September 30, 2024, the primary difference between the statutory rate and the effective rate is due to the impact of valuation allowances accrued year-to-date associated with the forecasted mix of jurisdictional earnings, as well as forecasted U.S. income tax credits for the full year.
As of September 30, 2025, the gross liability for income taxes associated with uncertain tax positions was $19.9 million. Of this amount, $12.4 million would benefit our condensed consolidated financial statements and effective income tax rate if favorably settled. We recognize interest and penalties related to income tax matters in income tax expense.
As of September 30, 2025, we have released uncertain tax positions related to transfer pricing transactions between our subsidiaries due to a favorable tax settlement in a foreign jurisdiction. We recorded a benefit of $3.8 million during the period related to the release.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Although the OBBBA has not had a material impact on the result of operations during this period of enactment, we continue to assess its impact on our consolidated financial statements. The impact of the OBBBA on us will depend on many factors, including future regulatory and Internal Revenue Service guidance and other interpretations of the OBBBA. We will continue to analyze the effect of the OBBBA and such other guidance on our tax positions and to monitor developments.
Note 12. Commitments & Contingencies
Legal Matters
We are subject to routine legal claims, proceedings, and investigations associated with the normal conduct of our business activities, including commercial disputes, personal injury matters and employment matters. We also receive from time-to-time information claiming that products we sell infringe or may infringe patent, trademark or other intellectual property rights of third parties. One or more such claims of potential infringement could lead to litigation, the need to obtain licenses, the need to alter a product to avoid infringement, a settlement or judgment, or some other action or material loss, which could adversely affect our overall ability to protect our product designs and ultimately limit our future success in the marketplace. Additionally, we are occasionally subject to non-routine claims, proceedings or investigations.

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
As of September 30, 2025, the minimum obligation we are required to pay under these agreements over the next five years and thereafter is as follows (in millions):

Remainder of 2025	$35.7
2026	48.2
2027	24.2
2028	10.7
2029	1.8
Thereafter	8.9
Total	$129.5
Our minimum future obligations related to lease agreements signed but not yet commenced for Topgolf venues in addition to capital commitment for venues under construction are excluded from the table above. See Note 5 for further information.
Other Contingent Contractual Obligations
During the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite and the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our condensed consolidated financial statements. The fair value of indemnities, commitments and guarantees that we issued during the nine months ended, and as of, September 30, 2025, were not material to our financial position, results of operations or cash flows.

Note 13. Share-Based Compensation
Share-Based Awards Granted
We granted the following awards under our stock compensation plans during the periods presented (in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share
Restricted stock units	0.5	$9.88	0.1	$13.20	2.9	$6.84	1.2	$13.52
Performance based restricted share unit awards	—	$—	—	$—	1.7	$8.57	1.0	$19.01
Total	0.5		0.1		4.6		2.2

Share-Based Compensation Expense
Share-based compensation expense by award-type, net of estimated forfeitures, recognized in the condensed consolidated statement of operations for the periods presented was (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units	$2.9	$3.1	$9.3	$11.3
Performance based restricted share unit awards	1.0	4.7	8.6	16.6
Cash-settled restricted stock	—	—	—	1.1
Share-based compensation expense, before tax	3.9	7.8	17.9	29.0
Income tax benefit	(0.9)	(1.8)	(4.3)	(6.9)
Share-based compensation expense, after tax	$3.0	$6.0	$13.6	$22.1
Share-based compensation, net of estimated forfeitures, recognized in the condensed consolidated statement of operations for the periods presented was (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of products	$0.4	$0.4	$1.2	$1.3
Selling, general and administrative expense	2.9	6.8	14.9	25.7
Research and development expense	0.2	0.1	0.3	0.5
Other venue expense	0.4	0.5	1.5	1.5
Share-based compensation expense, before tax	3.9	7.8	17.9	29.0
Income tax benefit	(0.9)	(1.8)	(4.3)	(6.9)
Share-based compensation expense, after tax	$3.0	$6.0	$13.6	$22.1
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
Our money market funds accrue dividends, which are reinvested in the funds, and are reflected in the carrying values of the funds. As of September 30, 2025 and December 31, 2024, the carrying value of our money market funds was $730.8 million and $304.1 million, respectively, which is included in cash and cash equivalents on our condensed consolidated balance sheets. During the three months ended September 30, 2025 and September 30, 2024, we recognized $7.0 million and $2.8 million, respectively, of dividend income on our money market funds. During the nine months ended September 30, 2025 and September 30, 2024, we recognized $12.4 million and $5.5 million, respectively, of dividend income on our money market funds. Dividend income is included in other income, net in the condensed consolidated statements of operations.
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
The following table summarizes the valuation of our foreign currency forward contracts and interest rate hedge agreements (see Note 15) that are measured at fair value on a recurring basis and are classified within Level 2 of the fair value hierarchy as of the periods presented below (in millions):

Level 2 Fair Value
September 30, 2025
Foreign currency forward contracts—asset position	$1.5
Foreign currency forward contracts—liability position	(2.4)
Interest rate hedge agreements—asset position	0.9
Interest rate hedge agreements—liability position	(1.4)
Total	$(1.4)
December 31, 2024
Foreign currency forward contracts—asset position	$5.7
Foreign currency forward contracts—liability position	(1.0)
Interest rate hedge agreements—asset position	7.8
Total	$12.5
There were no transfers of financial instruments between the levels of the fair value hierarchy during the three and nine months ended September 30, 2025 and 2024.

Disclosures about the Fair Value of Financial Instruments
The table below presents information about the fair value of our financial liabilities, and is provided for comparative purposes only relative to the carrying values recognized in the condensed consolidated balance sheets as of the periods presented below (in millions):

		September 30, 2025		December 31, 2024
	Measurement Level	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Japan ABL Credit Facility	Level 2	$47.3	$47.3	$—	$—
2022 Japan ABL Credit Facility	Level 2	$—	$—	$25.4	$25.4
2023 Term Loan B	Level 2	$1,168.8	$1,160.0	$1,178.1	$1,175.2
Convertible Notes	Level 2	$258.3	$255.1	$258.3	$250.1
Equipment Notes	Level 2	$7.6	$7.2	$11.7	$10.7
Mortgage Loans	Level 2	$43.7	$51.5	$44.3	$53.0

Non-recurring Fair Value Measurements
We measure certain long-lived assets, goodwill, non-amortizing intangible assets and investments at fair value on a non-recurring basis, at least annually or more frequently if impairment indicators are present. During the first quarter of 2025, we determined that the Jack Wolfskin business met the criteria to be classified as held-for-sale and upon designation, we recorded a $7.0 million impairment within selling, general and administrative expenses on the condensed consolidated statement of operations to write down the assets and related liabilities to their estimated fair value reduced for the costs to dispose of the assets. The estimate of fair value used to determine the loss was derived using estimated proceeds of $290.0 million from the sale and unobservable inputs which were categorized within Level 3 of the fair value hierarchy. On May 31, 2025, we completed the sale of the Jack Wolfskin business and recorded an additional loss on the sale of $15.7 million within other income (expense) and selling, general and administrative expenses on our condensed consolidated statement of operations. During the three months ended September 30, 2025, we recorded an additional loss on the sale of $0.9 million within selling, general and administrative expenses on our condensed consolidated statement of operations (see Note 3).
During the second quarter of 2024, we recognized $6.3 million of total impairment charges, of which $3.4 million was related to the abandonment of our Shankstars online digital game in our Topgolf segment, and $2.9 million was recognized as a result of an assessment of retail locations of the Jack Wolfskin business in connection with our restructuring and reorganization initiatives within our Active Lifestyle segment (see Note 18). In relation to the Jack Wolfskin business, we determined that certain operating ROU and fixed assets related to certain retail stores may not be fully recoverable based on the estimated cash flows for these stores over the remaining lease terms and asset lives, therefore we reduced the carrying values of these assets to their fair values. The impairment loss was categorized within Level 3 of the fair value hierarchy, and was recognized in selling, general and administrative expense in our consolidated statement of operations. The impairment loss related to the abandonment of Shankstars was recognized in research and development costs in our consolidated statement of operations. We did not recognize any impairments during the three months ended September 30, 2024.
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

The following table summarizes the fair value of our derivative instruments as well as the location of the asset and/or liability on the condensed consolidated balance sheets as of the periods presented below (in millions):

	Balance Sheet Location	Fair Value of Asset Derivatives
		September 30, 2025	December 31, 2024
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$0.5	$0.1
Interest rate swap contract	Other current assets	0.9	3.0
Interest rate swap contract	Other assets, net	—	4.8
Total		$1.4	$7.9

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	1.0	5.6
Total asset position		$2.4	$13.5

	Balance Sheet Location	Fair Value of Liability Derivatives
		September 30, 2025	December 31, 2024
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$1.6	$0.8
Interest rate swap contracts	Other long-term liabilities	1.4	—
		$3.0	$0.8
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	0.8	0.2
Total liability position		$3.8	$1.0
Our derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although we have the legal right of offset under the master netting agreements, we have elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying condensed consolidated balance sheets as of September 30, 2025 and consolidated balance sheets as of December 31, 2024.
Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
We use foreign currency derivatives designated as qualifying cash flow hedging instruments, including foreign currency forward contracts to help mitigate our foreign currency exposure from intercompany sales of inventory and intercompany expense reimbursements to our foreign subsidiaries. These contracts generally mature within 12 months to 15 months from their inception. As of September 30, 2025 and December 31, 2024, the notional amounts of our foreign currency forward contracts designated as cash flow hedge instruments was $25.0 million and $9.4 million, respectively.
Interest Rate Swap Contracts
We use interest rate swaps designated as a cash flow hedge to mitigate the risk of changes in interest rates associated with our variable-rate long-term debt.
In April 2023, we entered into interest rate swaps designated as cash flow hedges in order to mitigate the risk of interest rate fluctuations associated with our 2023 Term Loan B as well as any of our other variable-rate debt. Over the life of the 2023 Term Loan B, we will receive variable interest payments from the counterparty lenders in exchange for our fixed interest rate payments which are made at a weighted-average rate of 3.36% across our interest rate swap contracts, without exchange of the underlying notional amount, which was $400.0 million as of both September 30, 2025 and December 31, 2024.

The following tables summarize the net effect of all cash flow hedges for each of our derivative contracts on the condensed consolidated financial statements for the periods presented (in millions):

	Gain/(Loss) Recognized in Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2025	2024	2025	2024
Foreign currency forward contracts	$1.7	$(3.0)	$(6.1)	$4.2
Interest rate swap contracts	0.5	(10.8)	(5.3)	1.7
Total	$2.2	$(13.8)	$(11.4)	$5.9

		(Loss)/Gain Reclassified from Other Comprehensive Income into Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	Statement of Operations Location	2025	2024	2025	2024
Foreign currency forward contracts	Cost of Products	$(2.6)	$1.9	$(3.2)	$5.6
Interest rate swap contracts	Interest Expense	1.0	2.7	3.2	8.2
Total		$(1.6)	$4.6	$—	$13.8
For the three and nine months ended September 30, 2025, $0.5 million and $2.0 million, respectively of net gains related to the amortization of forward points were released from accumulated other comprehensive income and recognized in cost of products. Based on the current valuation of our foreign currency forward contracts, we expect to release net losses of $3.6 million related to our foreign currency forward contracts from accumulated other comprehensive income into earnings over the course of the next 12 months.
Foreign Currency Forward Contracts Not Designated as Hedging Instruments
We use foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate the exposure to fluctuations in foreign currency exchange rates due to the remeasurement of certain balance sheet payables and receivables denominated in foreign currencies, as well as gains and losses resulting from the translation of the operating results of our international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from inception. As of September 30, 2025 and December 31, 2024, the notional amounts of our foreign currency forward contracts used to mitigate the exposures discussed above were approximately $97.3 million and $203.0 million, respectively.
During the three months ended September 30, 2025 and 2024, we recognized net foreign currency transaction losses of $3.5 million and gains of $17.2 million, respectively, in other income (expense), net. During the nine months ended September 30, 2025 and 2024, we recognized net foreign currency transaction gains of $21.9 million and losses of $1.0 million, respectively, in other income (expense), net.
The following table summarizes the location of net gains and losses on foreign currency forward contracts recognized in the condensed consolidated statements of operations for the periods presented, which partially offset the gains and losses from foreign currency transactions and translation (in millions):

	Location of Net Gain/(Loss) Recognized in Income on Derivative Instruments	Net Gain/(Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Foreign currency forward contracts	Other income, net	$5.5	$(19.7)	$(21.7)	$9.5

Note 16. Accumulated Other Comprehensive Loss
The following table details the amounts reclassified from accumulated other comprehensive loss and foreign currency translation adjustments for the three and nine months ended September 30, 2025 (in millions):

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, June 30, 2025, after tax	$(4.9)	$(23.8)	$(28.7)
Change in derivative instruments	2.2	—	2.2
Net losses reclassified to cost of products	2.6	—	2.6
Net gains reclassified to interest expense	(1.0)	—	(1.0)
Income tax impact on derivative instruments	(0.7)	—	(0.7)
Foreign currency translation adjustments	—	(4.7)	(4.7)
Accumulated other comprehensive loss, September 30, 2025, after tax	$(1.8)	$(28.5)	$(30.3)

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, December 31, 2024, after tax	$7.0	$(83.0)	$(76.0)
Change in derivative instruments	(11.4)	—	(11.4)
Net losses reclassified to cost of products	3.2	—	3.2
Net gains reclassified to interest expense	(3.2)	—	(3.2)
Income tax impact on derivative instruments	2.6	—	2.6
Cumulative foreign currency translation adjustments reclassified into other income upon dissolution of foreign subsidiary	—	13.8	13.8
Foreign currency translation adjustments	—	40.7	40.7
Accumulated other comprehensive loss, September 30, 2025, after tax	$(1.8)	$(28.5)	$(30.3)

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
•Golf Equipment, which is comprised of product revenues and expenses that encompass golf club and golf ball products, including Callaway Golf-branded woods, hybrids, irons, wedges, Odyssey putters, including Toulon Design putters by Odyssey, packaged sets, Callaway Golf and Strata-branded golf balls and sales of pre-owned golf clubs; and
•Active Lifestyle, which is comprised of product revenues and expenses for the TravisMathew golf and lifestyle apparel and accessories business, the Callaway soft goods business and the OGIO business, which consists of golf apparel and accessories (including golf bags), and storage gear for sport and personal use. Results of operations for the Jack Wolfskin business were also reflected within the Active Lifestyle operating segment through May 31, 2025, the date of the sale. See Note 3 for further information. This segment also includes royalties from licensing of our trademarks and service marks for various soft goods products.
There were no significant intersegment transactions during the three and nine months ended September 30, 2025 or 2024.
The following table contains information utilized by the CODM to evaluate our operating segments for the periods presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Topgolf:
Service and product revenue	$472.2	$453.2	$1,351.2	$1,370.4
Less:
Cost of products and services, excluding depreciation and amortization	52.0	50.9	145.3	148.9
Other venue expense	341.6	324.3	996.4	983.9
Selling, general and administrative expense	40.9	41.9	118.3	128.1
Research and development expense	4.2	3.9	11.8	12.3
Venue pre-opening costs	2.4	3.9	4.8	9.9
Segment operating income	$31.1	$28.3	$74.6	$87.3

Golf Equipment:
Product revenue	$305.3	$293.5	$1,160.6	$1,157.2
Less:
Cost of products	193.1	180.2	677.6	682.8
Selling, general and administrative expense	76.2	73.4	244.0	248.9
Research and development expense	12.8	13.1	37.9	39.2
Segment operating income	$23.2	$26.8	$201.1	$186.3

Active Lifestyle:
Product revenue	$156.5	$266.2	$625.0	$787.3
Less:
Cost of products	84.5	145.3	334.9	424.5
Selling, general and administrative expense	55.2	96.9	214.1	288.7
Research and development expense	3.1	4.6	11.2	15.3
Segment operating income	$13.7	$19.4	$64.8	$58.8

Total segment operating income	$68.0	$74.5	$340.5	$332.4
Reconciling items:
Unallocated corporate expenses and non-recurring items (1)	(39.7)	(40.8)	(139.9)	(128.8)
Total operating income	28.3	33.7	200.6	203.6
Interest expense, net	(59.2)	(57.7)	(175.9)	(173.5)
Other income (expense), net (2)	8.6	1.0	(1.3)	10.8
Total (loss) income before income taxes	$(22.3)	$(23.0)	$23.4	$40.9

Supplementary Data:
Depreciation and amortization:
Topgolf	$54.8	$54.2	$164.0	$159.1
Golf Equipment	5.1	4.5	16.0	14.0
Active Lifestyle	5.6	9.4	22.4	26.2
Total depreciation and amortization	$65.5	$68.1	$202.4	$199.3

(1) Unallocated corporate expenses include corporate general and administrative expenses not utilized by management in determining segment profitability, amortization of acquired intangible assets, restructuring and reorganization charges, other non-recurring losses and costs associated with the sale of the Jack Wolfskin business, our planned separation of Topgolf, debt modifications, the integration of new IT systems stemming from acquisitions, and non-recurring costs related to a cybersecurity incident. For the three months ended September 30, 2025 and 2024, $32.7 million and $31.5 million of corporate general and administrative expenses, respectively, were included in unallocated corporate expenses. For the nine months ended September 30, 2025 and 2024, $96.2 million and $95.0 million of corporate general and administrative expenses, respectively, were included in unallocated corporate expenses.

(2) For the nine months ended September 30, 2025, amount includes portion of pre-tax loss associated with the sale of the Jack Wolfskin business (see Note 3).

We market our products in the United States and internationally, with our principal international markets being Asia and Europe. The tables below contain information about the geographical areas in which we operate. Net revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net Revenues:
United States	$749.9	$724.6	$2,402.5	$2,444.9
Europe	67.7	136.6	303.1	392.1
Asia	90.6	127.0	319.2	363.7
Rest of World	25.8	24.7	112.0	114.2
Total Net Revenues	$934.0	$1,012.9	$3,136.8	$3,314.9

	September 30, 2025	December 31, 2024
Long-Lived Assets:
United States	$2,121.5	$2,112.5
Europe	83.9	84.9
Asia	10.9	16.4
Rest of World	6.3	5.2
Total Long-Lived Assets	$2,222.6	$2,219.0
Note 18. Restructuring and Separation Costs
Our restructuring costs primarily consist of severance and termination benefits, asset disposals, write-offs and impairments and other exit and disposal costs. Severance costs generally include severance payments, outplacement services, health insurance coverage and legal costs. Separation costs primarily consist of consulting and legal costs incurred in connection with the sale of the Jack Wolfskin business and our planned separation from Topgolf.
Restructuring Costs
2023 Restructuring Plan
During 2023, we initiated a reorganization and restructuring plan, which was completed in December 2024, in order to improve the organizational structure of and increase operational efficiencies for certain businesses and functions within our Active Lifestyle and Topgolf operating segments. There were no costs incurred pursuant to the 2023 Restructuring Plan during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, $2.8 million and $14.6 million of costs were incurred pursuant to the 2023 Restructuring Plan, respectively. As of December 31, 2024, we incurred cumulative costs of $33.6 million under the 2023 Restructuring Plan.
The following table summarizes the restructuring liability that is included in accounts payable and accrued expenses, accrued employee compensation and benefits, and other current liabilities on the condensed consolidated balance sheets as of the periods presented below (in millions):

	Employee termination costs	PP&E disposals	Legal & other costs	Total
Balance at December 31, 2024	$10.2	$0.4	$3.2	$13.8
Payments	(10.2)	—	(3.2)	(13.4)
Non-cash adjustments	—	(0.4)	—	(0.4)
Balance at September 30, 2025	$—	$—	$—	$—

Transformation Plan
In connection with the September 2024 announcement of our intended separation of the Topgolf business, we initiated a plan which is intended to optimize organizational efficiencies and decrease operating costs under the separate business structures that are anticipated after the separation (the “Transformation Plan”). For the three and nine months ended September 30, 2025, costs incurred under the Transformation Plan were primarily related to employee termination and severance costs and the disposal of property, plant and equipment. We expect to incur approximately $20.0 million to $30.0 million in costs related to the Transformation Plan, which we expect to be completed in conjunction with the timing of the separation.
The following table summarizes costs related to the Transformation Plan recognized within selling, general and administrative expenses in the condensed consolidated statement of operations for the periods presented below (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Employee termination & severance	$0.3	$5.6
PP&E disposals	0.2	6.6
Legal & other	0.7	0.8
Total restructuring	$1.2	$13.0
The following table summarizes the restructuring liability that is included in accounts payable and accrued expenses, accrued employee compensation and benefits, and other current liabilities on the condensed consolidated balance sheets as of the periods presented below (in millions):

	Employee Termination costs	PP&E disposals	Legal & other costs	Total
Balance at December 31, 2024	$0.6	$—	$0.1	$0.7
Additions	5.6	6.6	0.8	13.0
Payments	(5.9)	—	(0.8)	(6.7)
Non-cash adjustments	—	(6.6)	—	(6.6)
Balance at September 30, 2025	$0.3	$—	$0.1	$0.4
As of September 30, 2025, we incurred cumulative costs of $14.4 million related to the Transformation Plan, of which $1.4 million was incurred during the fourth quarter of 2024. Of the $14.4 million in total costs incurred, $2.2 million and $12.2 million were associated with our corporate functions and Topgolf business, respectively.
Separation Costs
In addition to the restructuring costs noted above, we recognized consulting, legal, accounting and other costs in connection with the planned separation of Topgolf and the sale of the Jack Wolfskin business, respectively, which are primarily included within selling, general and administrative expenses in the condensed consolidated statement of operations.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2025	2025
Jack Wolfskin	$0.4	$3.5
Topgolf	2.5	9.6
Total Separation Costs	$2.9	$13.1
Costs incurred related to restructuring plans and planned separations are excluded from the measurement of segment profitability for internal and external reporting purposes, and are included in Reconciling Items. See Note 17 for further information. As of September 30, 2025, we incurred cumulative costs of $17.6 million related to the planned separation of Topgolf, of which $8.0 million was incurred during 2024.

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
Intent to Separate into Two Independent Companies
In September 2024, we announced a strategic plan to pursue a separation of our business into two independent companies: Callaway, a leader in golf equipment with a highly complementary Active Lifestyle business; and Topgolf, a pure-play venue-based golf entertainment business which we believe has potential for high growth. Our Board of Directors is committed to exploring all opportunities to execute the separation in a manner that maximizes shareholder value, including possible options such as a spin-off, sale, or other transaction. If the spin-off is the ultimate shareholder value maximizing path, it will most likely occur in 2026, after we have a new Topgolf CEO in place. However, there can be no assurance regarding the ultimate timing, terms, or form of the separation, or that the separation will ultimately occur.
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
Sale of Jack Wolfskin
On May 31, 2025, we completed the sale of 100% of the outstanding equity interests of Callaway Germany Holdco GmbH, which owns various entities that operate the Jack Wolfskin business, to Anca Holdco GmbH & Co. KG, a subsidiary of ANTA Sports Products Limited, for approximately $290.0 million in cash, adjusted for net working capital and other customary conditions.
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
Topgolf
Our Topgolf operating segment is primarily comprised of Company-owned and operated domestic and international Topgolf venues, which are equipped with technology-enabled hitting bays, multiple bars, dining areas and event spaces. Our Company-owned and operated venues also offer advertising partnerships to corporate sponsors to feature their names and logos at Topgolf venues and on other media platforms. Revenue from Company-owned and operated venues is primarily derived from the sale of food and beverage, gameplay, and events. As of September 30, 2025, we had 102 Company-owned and operated venues, including 98 Topgolf venues throughout the United States, and four Company-operated venues in the United Kingdom. In addition to our Company-owned and operated venues, we also have eight international franchised Topgolf venues from which we receive royalties.
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
Operating results for our Golf Equipment segment fluctuate due to seasonal factors, as the game of golf is primarily played on a seasonal basis in most of the regions where we conduct business. Weather conditions in most parts of the world, including our primary geographic markets, generally restrict golf from being played throughout the entire year, with many of our on-course customers closing during the cold weather months. Operating results are also impacted by the timing of our product launches. In general, we launch new products for the new golf season during the first quarter of the year. This initial sell-in period typically continues into the second quarter, while third-quarter sales are generally dependent on reorders and may also include smaller new product launches. Fourth-quarter sales are generally less than the other quarters due to the end of the golf season in many of our key regions. In addition to this seasonality, our Golf Equipment sales may also be impacted by other factors, including the timing of new product introductions. As a result of these factors, a majority of our Golf Equipment sales, and most, if not all, of the profitability from our Golf Equipment operating segment generally occurs during the first half of the year.

Active Lifestyle
Our Active Lifestyle operating segment is comprised of soft goods products under our Callaway Golf, TravisMathew, and OGIO brands. The Callaway Golf soft goods brand offers a full line of premium golf apparel, footwear, gear and accessories. TravisMathew offers a full line of premium golf and lifestyle apparel as well as footwear and accessories. The OGIO brand offers a full line of premium personal storage gear for sport and personal use and accessories. On certain soft goods products, we receive royalties from the licensing of our trademarks and service marks. On May 31, 2025, we completed the sale of the Jack Wolfskin business, which included a full line of premium outdoor apparel, gear and accessories. The results of operations associated with Jack Wolfskin were included within our Active Lifestyle operating segment through the date of the sale.
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
Current Economic Conditions
Macroeconomic Factors
Our products and services are discretionary purchases for consumers. In addition, our Topgolf venues business also depends on corporate discretionary spending relative to its leisure and entertainment-based offerings. As a result, demand for our products and services could be impacted by downturns in the economy and the corresponding impact on discretionary consumer and corporate spending. Macroeconomic factors including sustained inflation and high interest rates continue to put downward pressure on consumer and corporate discretionary spending, in addition to the recent increase in tariffs. While we generally try to mitigate the impact of such macroeconomic factors by closely monitoring changes in consumer retail spending behavior and through the implementation of various strategic initiatives, the persistence of these trends may have an adverse impact on our operating results depending on the severity and length of the changes.
Tariffs
In 2025, the U.S. government implemented reciprocal tariffs on many countries, including many jurisdictions in which we do business. The U.S. government has announced and rescinded multiple tariffs on multiple foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of tariffs on economic conditions. The reciprocal tariffs implemented in August 2025 have increased the costs for our products, product components and raw materials, a significant amount of which we source from outside the United States, including Vietnam, Taiwan, Mexico, Bangladesh and other regions. If the U.S. government or other governments levy additional tariffs, or if governments continue to generate uncertainty regarding tariffs, the adverse impacts to the costs for, and availability of, our products, product components and raw materials, may continue to increase. Further, retaliatory tariffs may increase the costs of selling our products in foreign jurisdictions. As a result of tariff costs, we may need to raise our prices to pass costs on to customers, which may not be possible, or may decrease customer demand for our products. The near- and long-term impacts from these tariffs on our business are difficult to predict and depend on the amount, duration, scope and nature of the increases, however, we do expect tariffs to have a negative impact on our business and results of operations in and beyond 2025. We are actively monitoring the impact of any further tariffs that become effective, as well as any potential retaliatory actions by other countries, and are continuing to look for ways to mitigate these higher costs, including continuing to optimize operations and accelerating existing cost reduction and margin improvement programs. Nonetheless, the increases in U.S. and other countries’ tariffs could have a material adverse effect on our financial condition and results of operations, including as a result of higher inflation in the markets in which we operate, an economic slowdown or general economic uncertainty.

Foreign Currency
A significant portion of our business is conducted outside of the United States in currencies other than the U.S. dollar. Therefore, we enter into foreign currency forward contracts to mitigate the effects that changes in foreign currency rates may have on our financial results. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency rates in the short-term, they do not eliminate those effects, which can be significant, and they do not mitigate their effects over the long-term. These effects include (i) the translation and remeasurement of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies and (iii) the mark-to-market adjustments of our foreign currency forward contracts. In general, our overall financial results are affected positively by a weaker U.S. dollar and negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. For the three and nine months ended September 30, 2025, foreign currency fluctuations had a favorable impact of $2.2 million and $1.9 million, respectively, on international net revenues.
Inflation
Sustained inflationary pressure partially contributed to the increase in the cost of our products as well as operating costs. While we were able to partially offset these inflationary pressures by increasing the price of our products and services and through cost management initiatives, the length and severity of these conditions are unpredictable, and could be further exacerbated by the increases in tariffs as discussed above. Should conditions persist and/or worsen, such inflationary pressures may have a further adverse effect on our operating results. Further, we may not be able to offset these increased costs through price increases. As a result, our cash flows and results of operations could be adversely affected.
Results of Operations
Net Revenues and Operating Segment Results (in millions, except percentages)

Net revenues for the three months ended September 30, 2025 decreased $78.9 million or 7.8% (8.0% on a constant currency basis) as compared to the three months ended September 30, 2024. Excluding the decrease in net revenues due to the sale of the Jack Wolfskin business in May 2025, net revenues increased $29.1 million or 3.2% due to increases in the Topgolf and Golf Equipment operating segments. Segment operating income decreased $6.5 million or (8.7)% driven by a decrease in our Active Lifestyle operating segment, which includes the impact from the sale of the Jack Wolfskin business, combined with a decrease in our Golf Equipment operating segment, partially offset by an increase in our Topgolf operating segment.
Net revenues for the nine months ended September 30, 2025 decreased $178.1 million or 5.4% (5.4% on a constant currency basis) as compared to the nine months ended September 30, 2024. Excluding the decrease in net revenues due to the sale of the Jack Wolfskin business in May 2025, net revenues decreased $33.2 million or (1.1)% resulting from decreases in our Topgolf operating segment and Active Lifestyle operating segment, offset by an increase in net revenues in our Golf Equipment operating segment. Segment operating income increased $8.1 million or 2.4% due to increases in our Golf Equipment operating segment and in the Active Lifestyle operating segment due to a decrease in segment operating losses resulting from the sale of the Jack Wolfskin business in May 2025, partially offset by a decrease in our Topgolf operating segment.

	Three Months Ended September 30,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2024(1)	Nine Months Ended September 30,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2024(1)
($ in millions)	2025	2024	Dollars	Percent	Percent	2025	2024	Dollars	Percent	Percent
Net revenues:
Venues	$458.0	$428.9	$29.1	6.8%	6.7%	$1,306.1	$1,308.3	$(2.2)	(0.2)%	(0.3)%
Other business lines	14.2	24.3	(10.1)	(41.6)%	(43.6)%	45.1	62.1	(17.0)	(27.4)%	(29.3)%
Topgolf	472.2	453.2	19.0	4.2%	4.0%	1,351.2	1,370.4	(19.2)	(1.4)%	(1.6)%
Golf clubs	234.0	226.0	8.0	3.5%	3.1%	886.7	882.1	4.6	0.5%	0.4%
Golf balls	71.3	67.5	3.8	5.6%	5.3%	273.9	275.1	(1.2)	(0.4)%	(0.5)%
Golf Equipment	305.3	293.5	11.8	4.0%	3.6%	1,160.6	1,157.2	3.4	0.3%	0.1%
Apparel	96.1	180.6	(84.5)	(46.8)%	(46.7)%	372.1	485.2	(113.1)	(23.3)%	(23.0)%
Gear, accessories, & other	60.4	85.6	(25.2)	(29.4)%	(29.6)%	252.9	302.1	(49.2)	(16.3)%	(16.1)%
Active Lifestyle	156.5	266.2	(109.7)	(41.2)%	(41.2)%	625.0	787.3	(162.3)	(20.6)%	(20.3)%
Total net revenues	$934.0	$1,012.9	$(78.9)	(7.8)%	(8.0)%	$3,136.8	$3,314.9	$(178.1)	(5.4)%	(5.4)%

Segment operating income:
Topgolf	$31.1	$28.3	$2.8	9.9%		$74.6	$87.3	$(12.7)	(14.5)%
Golf Equipment	23.2	26.8	(3.6)	(13.4)%		201.1	186.3	14.8	7.9%
Active Lifestyle	13.7	19.4	(5.7)	(29.4)%		64.8	58.8	6.0	10.2%
Total segment operating income	68.0	74.5	(6.5)	(8.7)%		340.5	332.4	8.1	2.4%
Unallocated corporate expenses and non-recurring items(2)	(39.7)	(40.8)	1.1	(2.7)%		(139.9)	(128.8)	(11.1)	8.6%
Total operating income	28.3	33.7	(5.4)	(16.0)%		200.6	203.6	(3.0)	(1.5)%
Interest expense, net	(59.2)	(57.7)	(1.5)	2.6%		(175.9)	(173.5)	(2.4)	1.4%
Other income (expense), net	8.6	1.0	7.6	n/m		(1.3)	10.8	(12.1)	(112.0)%
Total (loss) income before income taxes	$(22.3)	$(23.0)	$0.7	(3.0)%		$23.4	$40.9	$(17.5)	(42.8)%

(1) Calculated by applying 2024 exchange rates to 2025 reported sales in regions outside the United States.
(2) Unallocated corporate expenses include corporate general and administrative expenses not utilized by management in determining segment profitability, non-cash amortization expense of intangible assets in connection with the Acquisitions, and non-recurring costs as discussed below. For the three months ended September 30, 2025 and 2024, $32.7 million and $31.5 million of corporate general and administrative expenses, respectively, were included in unallocated corporate expenses. For the nine months ended September 30, 2025 and 2024, $96.2 million and $95.0 million of corporate general and administrative expenses, respectively, were included in unallocated corporate expenses.

Non-GAAP Results From Ongoing Business

	Three Months Ended September 30,		Growth/(Decline)		Nine Months Ended September 30,		Growth/(Decline)
($ in millions)	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent

Net revenues:
Jack Wolfskin	$0.2	$108.2	$(108.0)	(99.8)%	$95.6	$240.5	$(144.9)	(60.2)%
Ongoing Business	933.8	904.7	29.1	3.2%	3,041.2	3,074.4	(33.2)	(1.1)%
Consolidated Topgolf Callaway Brands	$934.0	$1,012.9	$(78.9)	(7.8)%	$3,136.8	$3,314.9	$(178.1)	(5.4)%

Topgolf
The $19.0 million (4.2%) increase in Topgolf net revenues for the three months ended September 30, 2025 was primarily due to the opening of new Company-owned and operated venues since the third quarter of 2024 combined with an increase in same venue sales primarily due to improved traffic trends from new value initiatives. The $19.2 million (1.4%) decrease in Topgolf net revenues for the nine months ended September 30, 2025, was primarily due to a decline in same venue sales resulting from lower sales associated with walk-ins combined with a weaker events business, partially offset by the opening of new Company-owned and operated venues since the third quarter of 2024.
The $2.8 million (9.9%) increase in segment operating income for the three months ended September 30, 2025 was primarily due to the increase in net revenues discussed above partially offset by an increase in operating expenses related to employee costs stemming from the opening of new venues since the prior year combined with additional advertising and promotional costs associated with current year marketing campaigns. The $12.7 million (14.5%) decrease in segment operating income for the nine months ended September 30, 2025 was primarily due to the decrease in net revenues discussed above, partially offset by ongoing cost reduction efforts including the continued management of labor costs as well as other operational efficiencies.
Golf Equipment
The $11.8 million (4.0%) increase in Golf Equipment net revenues for the three months ended September 30, 2025 was primarily due to a 3.5% increase in golf club sales and a 5.6% increase in golf ball sales. The $3.4 million (0.3%) increase in Golf Equipment net revenues for the nine months ended September 30, 2025 was primarily due to increased sales of golf clubs due to strong demand for golf equipment.
The $3.6 million decrease in segment operating income for the three months ended September 30, 2025 was primarily due to $8.0 million of incremental tariffs. This decrease was partially offset by the increase in revenue discussed above, combined with favorable pricing and product mix and improved leverage on operating expenses due to cost savings initiatives. The $14.8 million increase in segment operating income for the nine months ended September 30, 2025 was primarily due to higher gross margins as a result of favorable pricing and product mix partially offset by the unfavorable impact from incremental tariffs, combined with the positive impact from cost savings initiatives and the recognition of a lease termination incentive in the first quarter of 2025.
Active Lifestyle
Net revenues in the Active Lifestyle operating segment decreased $109.7 million (41.2%) and $162.3 million (20.6%) in the three and nine months ended September 30, 2025, respectively. Excluding decreases of $108.0 million and $144.9 million in net revenues resulting from the sale of the Jack Wolfskin business in May 2025, net revenues for the ongoing business were down slightly in the third quarter of 2025 and down $17.4 million in the first nine months of 2025. The decrease in the first nine months of 2025 was due to softness in the apparel market primarily in Asia combined with the timing of wholesale shipments of TravisMathew products.
The $5.7 million (29.4%) decrease in segment operating income for the three months ended September 30, 2025 was primarily due to the unfavorable impact from incremental tariffs for the ongoing business combined with a $2.2 million decrease in segment operating income resulting from the sale of the Jack Wolfskin business in May 2025. The $6.0 million (10.2%) increase in segment operating income for the nine months ended September 30, 2025 was primarily due to a favorable $17.6 million decrease in segment operating loss resulting from the sale of the Jack Wolfskin business in May 2025 combined with the favorable impact from a lease termination incentive recognized during the first quarter of 2025. These increases more than offset the decrease in operating income for the ongoing business due to softness in the apparel market primarily in Asia combined with the unfavorable impact from incremental tariffs, and the timing of wholesale shipments of TravisMathew products.

Net revenues by major geographic region for the periods presented below were as follows (in millions, except percentages):

	Three Months Ended September 30,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2024	Nine Months Ended September 30,		Growth/(Decline)		Non-GAAP Constant Currency Growth vs. 2024
	2025	2024	Dollars	Percent	Percent	2025	2024	Dollars	Percent	Percent
Net revenues:
United States	$749.9	$724.6	$25.3	3.5%	3.5%	$2,402.5	$2,444.9	$(42.4)	(1.7)%	(1.7)%
Europe	67.7	136.6	(68.9)	(50.4)%	(52.7)%	303.1	392.1	(89.0)	(22.7)%	(24.2)%
Asia	90.6	127.0	(36.4)	(28.7)%	(28.1)%	319.2	363.7	(44.5)	(12.2)%	(11.9)%
Rest of World	25.8	24.7	1.1	4.5%	5.3%	112.0	114.2	(2.2)	(1.9)%	0.7%
Total net revenues	$934.0	$1,012.9	$(78.9)	(7.8)%	(8.0)%	$3,136.8	$3,314.9	$(178.1)	(5.4)%	(5.4)%
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
United States
During the three months ended September 30, 2025, net revenues in the United States increased $25.3 million (3.5%) compared to the three months ended September 30, 2024 due to incremental revenues from the opening of new Company-owned and operated venues at Topgolf and an increase in sales of Golf Equipment.
During the nine months ended September 30, 2025, net revenues in the United States decreased $42.4 million (1.7%) compared to the nine months ended September 30, 2024 due to decreases in Topgolf same venue sales, a decrease in sales of Golf Equipment, and decreases in TravisMathew sales due to the timing of wholesale shipments. These decreases were partially offset by incremental revenues from the opening of new Company-owned and operated venues at Topgolf.
Europe
During the three and nine months ended September 30, 2025, net revenues in Europe decreased $68.9 million (50.4%) and $89.0 million (22.7%), respectively, compared to the three and nine months ended September 30, 2024 primarily due to the sale of the Jack Wolfskin business in the second quarter of 2025. Excluding the impact of Jack Wolfskin, during the three and nine months ended September 30, 2025, net revenues in Europe increased by $5.7 million and $22.5 million, respectively, primarily due to increased sales in the Golf Equipment business.
Asia
During the three and nine months ended September 30, 2025, net revenues in Asia decreased $36.4 million (28.7%) and $44.5 million (12.2%), respectively, compared to the three and nine months ended September 30, 2024, primarily due to the sale of the Jack Wolfskin business in the second quarter of 2025 combined with continued soft market conditions in the golf equipment and apparel markets in Korea and Japan.
Rest of World
During the three and nine months ended September 30, 2025, net revenues in Rest of World increased by $1.1 million (4.5%) and decreased by $2.2 million (1.9%), respectively, compared to the three and nine months ended September 30, 2024.
Foreign Currency
For the three and nine months ended September 30, 2025, foreign currency exchange rates had a favorable impact of $2.2 million and $1.9 million, respectively, on international net revenues.

Costs and Expenses (in millions, except percentages)

	Three Months Ended September 30,		Growth/(Decline)		Nine Months Ended September 30,		Growth/(Decline)
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Costs and expenses:
Cost of products	$279.1	$328.5	$(49.4)	(15.0)%	$1,019.3	$1,116.8	$(97.5)	(8.7)%
Cost of services, excluding depreciation and amortization	50.6	48.6	2.0	4.1%	140.1	140.9	(0.8)	(0.6)%
Other venue expense	342.9	325.6	17.3	5.3%	1,000.5	988.4	12.1	1.2%
Selling, general and administrative expense	210.6	250.6	(40.0)	(16.0)%	710.3	783.1	(72.8)	(9.3)%
Research and development expense	20.1	22.0	(1.9)	(8.6)%	61.2	72.2	(11.0)	(15.2)%
Venue pre-opening costs	2.4	3.9	(1.5)	(38.5)%	4.8	9.9	(5.1)	(51.5)%
Total costs and expenses	$905.7	$979.2	$(73.5)	(7.5)%	$2,936.2	$3,111.3	$(175.1)	(5.6)%
Cost of Products
Cost of products is variable in nature and fluctuates relative to sales volumes. Cost of products includes raw materials and component costs, direct labor and manufacturing overhead, inbound freight, duties and shipping charges, depreciation and amortization, and retail merchandise costs for products sold in retail shops within Topgolf venue facilities. During the three and nine months ended September 30, 2025, cost of products decreased $49.4 million (15.0%) and $97.5 million (8.7%), respectively, compared to the three and nine months ended September 30, 2024. The decreases were primarily due to a decline in sales in our Active Lifestyle operating segment primarily driven by the sale of our Jack Wolfskin business in May 2025, combined with lower product costs in the Golf Equipment operating segment. These decreases were partially offset by the impact from incremental tariffs of $11.8 million and $21.7 million in the three and nine months ended September 30, 2025, respectively.
Cost of Services, excluding Depreciation and Amortization
Cost of services, excluding depreciation and amortization (“cost of services”), primarily includes the cost of food and beverages sold in our Topgolf venues and certain costs associated with Topgolf’s Toptracer license agreements that are primarily classified as sales-type leases. Food and beverage costs are variable in nature, fluctuate relative to sales volume, and are impacted by product mix and commodity pricing. Cost of services excludes employee costs as well as depreciation and amortization. During the three months ended September 30, 2025, cost of services increased $2.0 million (4.1%) compared to the three September 30, 2024, primarily due to an increase in food and beverage sales year-over-year. During the nine months ended September 30, 2025, cost of services decreased $0.8 million (0.6%) compared to the nine months ended September 30, 2024, primarily due to the decline in sales year-over-year.
Other Venue Expense
Other venue expenses primarily consist of depreciation and amortization, venue employee costs, rent, utilities, marketing and other costs associated with Topgolf venues. During the three and nine months ended September 30, 2025, other venue expenses increased $17.3 million (5.3%) and $12.1 million (1.2%), respectively, compared to the three and nine months ended September 30, 2024, primarily due to incremental costs from the addition of new Company-owned and operated Topgolf venues since September 30, 2024, partially offset by operational efficiencies in the venues.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expenses primarily consist of non-venue employee costs, advertising and promotional expense, legal and professional fees, tour expenses, travel expenses, building and rent expenses, depreciation charges (excluding those related to manufacturing, distribution and venue operations), amortization and other miscellaneous expenses. During the three and nine months ended September 30, 2025, SG&A expenses decreased $40.0 million (16.0%) and $72.8 million (9.3%), respectively, compared to the three and nine months ended September 30, 2024.

The $40.0 million decrease for the three months ended September 30, 2025 was primarily related to the sale of the Jack Wolfskin business in May 2025 combined with cost reduction efforts in selling and marketing. These decreases were partially offset by an increase in employee costs due to a decrease in accrued bonus expense in the third quarter of 2024.
The $72.8 million decrease for the nine months ended September 30, 2025 was primarily related to the sale of the Jack Wolfskin business in May 2025, a $12.0 million gain recognized from a lease termination incentive in the first quarter of 2025, a decrease in selling and marketing costs primarily related to cost reduction efforts, and lower employee benefits and payroll-related costs due to a decrease in corporate headcount. These decreases were partially offset by the recognition of a $9.8 million loss on the sale of the Jack Wolfskin business, combined with an increase in employee costs due to a decrease in accrued bonus expense in the third quarter of 2024.
Research and Development Expense
Research and development expenses are comprised of costs to design, develop, test or improve our products and technology, and primarily include employee costs of personnel engaged in research and development activities, research costs and depreciation expense. During the three and nine months ended September 30, 2025, research and development expenses decreased $1.9 million (8.6%) and $11.0 million (15.2%), respectively, compared to the three and nine months ended September 30, 2024, primarily due to reduced employee costs as a result of the sale of the WGT business in the fourth quarter of 2024 and the sale of the Jack Wolfskin business in the second quarter of 2025, combined with reduced headcount from our restructuring initiatives and an asset impairment charge recognized in the prior year related to the abandonment of the Shankstars media game.
Venue Pre-Opening Costs
Venue pre-opening costs are primarily related to the costs associated with activities prior to the opening of new Company-owned and operated Topgolf venues, and consist of, but are not limited to, labor, rent and occupancy costs, and travel and marketing expenses. These costs fluctuate based on the planned timing, size and location of new venues. During the three and nine months ended September 30, 2025, venue pre-opening costs decreased $1.5 million (38.5%) and $5.1 million (51.5%), respectively, compared to the three and nine months ended September 30, 2024 due to fewer planned venue openings in 2025.
Other Income and Expense (in millions, except percentages)

	Three Months Ended September 30,		Growth/(Decline)		Nine Months Ended September 30,		Net Change
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Other income and expenses:
Interest expense, net	$(59.2)	$(57.7)	$(1.5)	2.6%	$(175.9)	$(173.5)	$(2.4)	1.4%
Other income (expense), net	8.6	1.0	7.6	n/m	(1.3)	10.8	(12.1)	(112.0)%
Total other expense, net	$(50.6)	$(56.7)	$6.1	(10.8)%	$(177.2)	$(162.7)	$(14.5)	8.9%
Interest expense, net increased $1.5 million (2.6%) and $2.4 million (1.4%), respectively, during the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, primarily due to an increase in venue financing interest as the result of the addition of new Topgolf venues, partially offset by decreased interest expense on our term loan as a result of lower outstanding balances during the first half of 2025 compared to the same period in 2024, combined with the impact from the debt repricing that took place during the first quarter of 2024.
Other income, net increased $7.6 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to an increase in net gains on foreign currency transactions and the receipt of dividends in our money market accounts.
Other income, net decreased $12.1 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to higher net losses on foreign currency hedging contracts, losses associated with the dissolution of the Jack Wolfskin entities, and the non-recurrence of dividend income in the prior year from our investment in Full Swing. These decreases were partially offset by the absence of a loss recognized in 2024 related to the repricing of our term loan facility and higher dividend income from money market investments.

Income Taxes
The provision for income tax increased $11.8 million to a benefit of $7.6 million for the three months ended September 30, 2025, compared to a benefit of $19.4 million for the three months ended September 30, 2024. As a percentage of pre-tax income, our effective tax rate for the three months ended September 30, 2025 decreased to 34.2% compared to 84.3% in the comparable period of 2024. The decrease in our effective tax rate for the three months ended September 30, 2025 was primarily associated with the change in forecasted book income year-over-year and the associated mix of domestic and foreign earnings, partially offset by a benefit from a favorable audit settlement at one of our foreign subsidiaries. Our effective tax rate for the three months ended September 30, 2024 was impacted by valuation allowances accrued year-to-date associated with the forecasted mix of jurisdictional earnings, and forecasted U.S. income tax credits.
The provision for income tax increased $39.8 million to $15.7 million for the nine months ended September 30, 2025, compared to a benefit of $24.1 million for the nine months ended September 30, 2024. As a percentage of pre-tax income, our effective tax rate for the nine months ended September 30, 2025 increased to 67.0% compared to (58.9)% in the comparable period of 2024. The increase in our effective tax rate for the nine months ended September 30, 2025 was primarily associated with the change in jurisdictional mix of income plus the impact associated with the sale of the Jack Wolfskin business in May 2025, partially offset by a benefit from a favorable audit settlement at one of our foreign subsidiaries. Our effective tax rate for the nine months ended September 30, 2024 was impacted by valuation allowances accrued year-to-date associated with the forecasted mix of jurisdictional earnings and forecasted U.S. income tax credits.
Net Income, Diluted Earnings Per Share and Reconciliation of Non-GAAP Measures
The following table presents a reconciliation of our GAAP results for the three months ended September 30, 2025 and 2024 to our non-GAAP results for the same periods (in millions, except per share information):

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Net Loss	Diluted Loss per share (3)	Net Loss (Income)	Diluted (Loss) Earnings per share (3) (4)
GAAP	$(14.7)	$(0.08)	$(3.6)	$(0.02)
Less: Non-cash amortization of acquired intangibles(1)	(1.4)	(0.01)	(2.9)	(0.02)
Less: Non-recurring items(2)	(4.1)	(0.02)	(5.0)	(0.03)
Non-GAAP	$(9.2)	$(0.05)	$4.3	$0.02

GAAP diluted weighted-average shares outstanding		183.9		183.8
Non-GAAP diluted weighted-average shares outstanding		183.9		184.6

(1) Includes the amortization of acquired intangible assets, including customer and distributor relationships, reacquired distribution rights and acquired developed technology related to our Acquisitions. See “Discussion of Non-GAAP Measures” for more information.

(2) For 2025, amounts primarily include $2.6 million in legal, accounting and other costs related to the planned separation of Topgolf, $1.3 million of restructuring charges related to the Transformation Plan, and an additional loss on sale of $1.2 million associated with adjustments related to the sale of the Jack Wolfskin business. For 2024, amounts primarily include $2.8 million of restructuring and reorganization charges in our Active Lifestyle operating segment, $2.6 million of costs related to the planned separation of Topgolf, and $0.3 million in IT integration charges including costs associated with the implementation of a new cloud based HRM system.

(3) Diluted earnings per share is calculated using the if-converted method, which excludes interest expense related to the Convertible Notes from the calculation of net income in periods where income is reported. During the three months ended September 30, 2025, GAAP and non-GAAP diluted weighted-average shares outstanding are equivalent to basic weighted-average shares outstanding due to the Net Loss position. During the three months ended September 30, 2024, GAAP diluted weighted-average shares outstanding are equivalent to basic weighted-average shares outstanding due to the Net Loss position. During the three months ended September 30, 2024, non-GAAP diluted weighted-average shares outstanding exclude the impact of the Convertible Notes, which were anti-dilutive for the period.

(4) When aggregated, diluted earnings per share amounts may not be additive due to rounding.
On a GAAP basis, net loss increased to $14.7 million for the three months ended September 30, 2025 compared to $3.6 million for the three months ended September 30, 2024. Diluted loss per share was $(0.08) per share for the three months ended September 30, 2025 as compared to $(0.02) for the same period in 2024. The $11.1 million increase in net loss for the three months ended September 30, 2025 was primarily due to a $11.8 million decrease in the income tax benefit combined with a $5.4 million decrease in income from operations, partially offset by an increase in net foreign currency hedging gains.

On a non-GAAP basis, excluding the items described in the table above, our net loss and diluted loss per share for the three months ended September 30, 2025 would have been $9.2 million and $(0.05) per share, respectively, compared to net income and diluted earnings per share of $4.3 million and $0.02 per share, respectively, for the same period in 2024. The decrease in non-GAAP net income for the three months ended September 30, 2025 was primarily due to a decrease in the income tax benefit combined with a decrease in operating income in our Active Lifestyle and Golf Equipment operating segments, partially offset by increased foreign currency hedging gains.
The following table presents a reconciliation of our GAAP results for the nine months ended September 30, 2025 and 2024 to our non-GAAP results for the same periods (in millions, except per share information):

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Net Income	Diluted Earnings per share (3)	Net Income	Diluted Earnings per share (3) (4)
GAAP	$7.7	$0.04	$65.0	$0.35
Less: Non-cash amortization of acquired intangibles(1)	(4.9)	(0.03)	(7.3)	(0.04)
Less: Non-recurring items(2)	(44.1)	(0.24)	(29.5)	(0.15)
Non-GAAP	$56.7	$0.31	$101.8	$0.54

GAAP diluted weighted-average shares outstanding		185.2		199.3
Non-GAAP diluted weighted-average shares outstanding		185.2		199.3

(1) Includes the amortization of acquired intangible assets, including customer and distributor relationships, reacquired distribution rights and acquired developed technology related to our Acquisitions. See “Discussion of Non-GAAP Measures” for more information.

(2) For 2025, amounts primarily include loss on sale of $28.0 million related to the sale of the Jack Wolfskin business in May 2025, $13.0 million of restructuring charges related to the Transformation Plan, and $9.6 million in legal, accounting and other costs related to the planned separation of Topgolf. For 2024, amounts primarily include $14.6 million of restructuring and reorganization charges in our Active Lifestyle operating segment, $4.7 million in charges related to our 2024 debt repricing, $3.4 million of charges related to the impairment and abandonment of the Shankstars media game in the Topgolf operating segment, $2.6 million of costs incurred related to the planned separation of Topgolf, $2.1 million in IT integration charges including costs associated with the implementation of a new cloud based HRM system, and $1.4 million in IT costs related to a 2023 cybersecurity incident.

(3) Diluted earnings per share is calculated using the if-converted method, which excludes interest expense related to the Convertible Notes from the calculation of net income in periods where income is reported. During the nine months ended September 30, 2025, GAAP diluted weighted-average shares outstanding exclude the impact of the Convertible Notes, which were anti-dilutive for the period.

(4) When aggregated, diluted earnings per share amounts may not be additive due to rounding.
On a GAAP basis, net income decreased to $7.7 million for the nine months ended September 30, 2025 compared to $65.0 million for the nine months ended September 30, 2024. Diluted earnings per share was $0.04 per share for the nine months ended September 30, 2025 as compared to $0.35 for the same period in 2024. The $57.3 million decrease in net income for the nine months ended September 30, 2025 was mainly due to a $39.8 million increase in the income tax provision combined with the recognition of the loss on sale associated with the sale of the Jack Wolfskin business, charges associated with our planned separation from Topgolf and increased foreign currency hedging losses. These decreases were partially offset by increases in segment operating income in the Golf Equipment and Active Lifestyle segments, which were driven by lower operating costs due to cost savings initiatives, higher gross margins, favorable impacts from the sale of the Jack Wolfskin business in the Active Lifestyle segment, and a gain recognized from a lease termination incentive in the first quarter of 2025.
On a non-GAAP basis, excluding the items described in the table above, our net income and diluted earnings per share for the nine months ended September 30, 2025 would have been $56.7 million and $0.31 per share, respectively, compared to $101.8 million and $0.54 per share, respectively, for the same period in 2024. The decrease in non-GAAP net income for the nine months ended September 30, 2025 was primarily due to an increase in the provision for income taxes combined with an increase in foreign currency hedging losses, partially offset by the increase in segment operating income in the Golf Equipment and Active Lifestyle segments discussed above.

Financial Condition
Our cash and cash equivalents, including restricted cash, increased $415.6 million to $865.9 million at September 30, 2025 from $450.3 million at December 31, 2024. The increase in cash and cash equivalents was primarily related to cash provided by operating activities of $270.1 million, cash provided by investing activities of $73.4 million driven by net proceeds received from the sale of the Jack Wolfskin business, and cash provided by financing activities of $65.4 million. During the nine months ended September 30, 2025, we used our cash and cash equivalents in addition to proceeds received from lease financings to fund operations and purchase capital expenditures. We believe that our cash on hand and existing sources of capital are adequate to fund our future operations, as necessary. For further information related to our financing arrangements, see Note 6 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q.
Our accounts receivable balance fluctuates throughout the year as a result of the general seasonality of our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, accounts receivable are generally the highest during the first and second quarters during the seasonal peak in the golf industry, and generally decline significantly during the third and fourth quarters as a result of an increase in cash collections combined with lower seasonal sales. Our Active Lifestyle accounts receivable balances have historically been higher during the third and fourth quarters, primarily due to the seasonal concentration of sales for the Jack Wolfskin business during the fall and winter seasons. Our Topgolf venue business primarily records revenue and collects payment at point-of-sale, and therefore, Topgolf’s accounts receivable balance is lower than our other business segments and primarily consists of media partnership receivables. As of September 30, 2025, our consolidated net accounts receivable increased to $218.5 million from $175.7 million at December 31, 2024. The increase primarily reflects the seasonality of Golf Equipment sales. Net accounts receivable as of September 30, 2025 decreased $67.9 million compared to September 30, 2024, primarily due to the sale of the Jack Wolfskin business combined with lower overall net sales.
Our inventory balance fluctuates throughout the year as a result of the general seasonality of certain operating segments within our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, the buildup of inventory generally begins during the fourth quarter and continues into the first quarter and beginning of the second quarter in order to meet increased demand during the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. Active Lifestyle inventory levels historically started to increase during the second quarter and continue to increase into the third and fourth quarters primarily due to the seasonal nature of the Jack Wolfskin business, whose products are significantly geared towards the fall and winter seasons. Topgolf is primarily a service-based business which maintains lower inventory balances than our other business segments, primarily consisting of food and beverages as well as retail merchandise and Toptracer inventory. As of September 30, 2025, our inventory decreased $188.6 million to $568.7 million, compared to December 31, 2024, which reflects our seasonality in addition to the impact from the sale of the Jack Wolfskin business. Our inventory decreased $97.7 million as of September 30, 2025, compared to September 30, 2024, primarily due to the sale of the Jack Wolfskin business.

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
As of September 30, 2025, we had $1,254.2 million in combined cash and availability under our credit facilities, which is an increase of $391.2 million compared to September 30, 2024. Information about our credit facilities and long-term debt is presented in Note 6 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by this reference.
As of September 30, 2025, approximately 15% of our cash was held in regions outside of the United States. We continue to maintain our indefinite reinvestment assertion with respect to most jurisdictions in which we operate because of local cash requirements to operate our business. If we were to repatriate cash to the United States outside of settling intercompany balances, we may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against our U.S. tax liability, if any. Additionally, we may need to pay certain state income taxes.

Significant Cash Obligations
We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements. The table below summarizes certain significant cash obligations as of September 30, 2025 that will affect our future liquidity (in millions).

	Payments Due By Period
	Total	Remainder of 2025	2026 - 2027	2028 - 2029	Thereafter
Total debt(1)	1,529.4	4.5	292.0	75.0	1,157.9
Interest payments relating to total debt(2)	431.9	24.9	186.6	178.7	41.7
Finance leases, including imputed interest(3)	923.3	2.9	37.7	39.7	843.0
Operating leases, including imputed interest(4)	2,205.8	29.4	309.9	310.3	1,556.2
DLF obligations(5)	5,116.2	16.2	207.5	215.6	4,676.9
Minimum lease payments for leases signed but not yet commenced(6)	610.9	0.5	26.8	27.6	556.0
Capital commitments(7)	—	—	—	—	—
Unconditional purchase obligations(8)	116.6	35.7	70.8	10.1	—
Uncertain tax contingencies(9)	1.6	—	0.8	—	0.8
Total	$10,935.7	$114.1	$1,132.1	$857.0	$8,832.5

(1) Excludes unamortized debt discounts, unamortized debt issuance costs, and fair value adjustments. Includes $47.3 million of outstanding ABL borrowings. For further details related to long-term debt, see Note 6 “Financing Arrangements” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(2) Total debt may have fixed or variable interest rates. For further details, see Note 6 “Financing Arrangements” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(3) Represents future minimum payments under non-cancellable financing leases. For further details, see Note 5 “Leases” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

(6) Represents future minimum lease payments under lease agreements that have not yet commenced as of September 30, 2025, in relation to future Topgolf facilities and TravisMathew retail stores. For further discussion, see Note 5 “Leases” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(7) Represents capital expenditure commitments under lease agreements for Topgolf venues under construction, net of amount reimbursed by third-party real estate financing partners, that have been signed as of September 30, 2025. As of September 30, 2025, expected reimbursements from third-party real estate financing partners exceeded our expected committed capital expenditures.

(8) During the normal course of business, we enter into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, and intellectual property licensing agreements pursuant to which we are required to pay royalty fees. The amounts listed above approximate the minimum purchase obligations we are obligated to pay under these agreements over the next five years and thereafter as of September 30, 2025. The actual amounts paid under some of the agreements may be higher or lower than these amounts. In addition, we also enter into unconditional purchase obligations with various vendors and suppliers of goods and services during the normal course of business through purchase orders or other documentation or that are undocumented except for an invoice. For further details, see Note 12 “Commitments & Contingencies” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(9) Amounts represent current and non-current portions of uncertain income tax positions as recorded on our Condensed Consolidated Balance Sheets as of September 30, 2025. Amounts exclude uncertain income tax positions that we would be able to offset against deferred taxes. For further discussion, see Note 11 “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our financial condition. The fair value of indemnities, commitments and guarantees that we issued during the nine months ended September 30, 2025 was not material to our financial position, results of operations or cash flows.
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
Capital Expenditures
Total estimated capital expenditures, net of reimbursements by third party real estate financing partners, for the year ending December 31, 2025, are expected to be approximately $160.0 million, comprised of $40.0 million for our core business and $120.0 million for the Topgolf business.
Critical Accounting Estimates
For the nine months ended September 30, 2025, there have been no material changes to our critical accounting estimates from the information reported in our Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025.
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
As part of our risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which we were exposed at September 30, 2025 through our foreign currency forward contracts.
At September 30, 2025, the estimated loss from our foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $12.4 million. We believe that such a hypothetical loss from our foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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

Interest Rate Fluctuations
We are exposed to interest rate risk from our credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 6 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. Our long-term borrowing commitments are subject to interest rate fluctuations, which could be material to our cash flows and results of operations. In order to mitigate this risk, we enter into interest rate swap contracts as part of our interest rate risk management strategy. Information about our interest rate hedges is provided in Note 15 “Derivatives and Hedging” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on our cash flows and results of operations, we performed a sensitivity analysis as part of our risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would be $3.5 million over the 12-month period ended on September 30, 2025.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2025, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2025.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In May 2022, our Board of Directors authorized a $100.0 million share repurchase program (the “2022 Repurchase Program”) under which we are authorized to repurchase shares of our common stock in the open market or in private transactions, subject to our assessment of market conditions and repurchase opportunities. We will assess market conditions, buying opportunities and other factors from time to time and will make strategic repurchases as appropriate. The repurchases will be made in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other factors, and the repurchases will be made consistent with the terms of our credit facilities, which define the amount of stock that can be repurchased. The repurchase program does not require us to acquire a specific number of shares and it will remain in effect until completed or until terminated by the Board of Directors. During the third quarter of 2025, we did not repurchase any shares of our common stock under the 2022 Repurchase Program.
The following table summarizes our purchases during the third quarter of 2025 and includes amounts repurchased under the 2022 Repurchase Program and shares withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. Our repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended September 30, 2025
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
July 1, 2025 - July 31, 2025	—	$—	—	$35,528,182
August 1, 2025 - August 31, 2025	2,170	8.73	—	35,528,182
September 1, 2025 - September 30, 2025	—	—	—	35,528,182
Total	2,170	$8.73	—	$35,528,182
During the third quarter of 2025, we repurchased less than 0.1 million shares of our common stock at an average cost per share of $8.73, for a total cost of less than $0.1 million, which were related to shares withheld to satisfy payroll tax withholding obligations as described above.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None

Item 5.    Other Information
During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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
Date: November 6, 2025