Form 10-K
period 2025-12-31
Callaway Golf Co
filed 2026-02-27
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
(760) 931-1771
(Address, including zip code, and telephone number, including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.01 par value per share	CALY	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,116.2 million based on the closing sales price of the registrant’s common stock as reported on the New York Stock Exchange. Such amount was calculated by excluding all shares held by directors and executive officers and shares held in treasury, without conceding that any of the excluded parties are “affiliates” of the registrant for purposes of the federal securities laws.
As of February 19, 2026, the number of shares outstanding of the registrant’s common stock, $.01 par value, was 184,094,276.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC” or “Commission”) pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Shareholders, which is scheduled to be held on May 21, 2026. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “may,” “should,” “will,” “could,” “would,” “anticipate,” “plan,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results, performance, prospects or growth and scale opportunities including, but not limited to, statements relating to plans for repayment of our convertible notes, our intention to repurchase shares of our common stock pursuant to a stock repurchase program, the anticipated timing, amount and impact of the stock repurchase program, delivering long-term value for shareholders, further growth and investments in our core business, the anticipated benefits and other effects of the sale of the majority stake of our Topgolf International, Inc. (“Topgolf”) business, the expected financial and operational performance of, and future opportunities for, each of the two independent companies following the sale, the tax treatment of the sale, future industry and market conditions, strength and demand of our products and services, continued brand momentum, demand for golf and outdoor activities and apparel, continued investments in the business, consumer trends and behavior, the expansion of our leadership position in off-course golf, the strength of our brands, product lines and e-commerce business, pending litigation, availability of capital under our credit facilities, the capital markets or other sources, our conservation and cost reduction efforts, compliance with debt covenants, estimated unrecognized stock compensation expense, projected capital expenditures and depreciation and amortization expense, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax provision, the future impact of new accounting standards, the impacts of inflation and changes in foreign exchange rates, and future prospects and growth of our businesses, including TravisMathew, LLC (“TravisMathew”) and OGIO International, Inc. (“OGIO”). These statements are based upon current information and our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:
•certain risks and uncertainties, including changes in capital markets or economic conditions, particularly the uncertainty related to inflation, decreases in consumer demand and spending and any severe or prolonged economic downturn;
•our ability to successfully execute planned and potential transactions and the potential failure to realize the expected benefits of such transactions, in the expected timeframes or at all, including our recent divestitures of Jack Wolfskin and 60% of our Topgolf and Toptracer businesses;
•consumer acceptance of and demand for our products;
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

•our ability to monetize our investments, including without limitation, our 40% stake in Topgolf;
•our ability to successfully operate and, if applicable, expand the retail stores of TravisMathew and our Japan and Korea apparel businesses;
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
•the effect of terrorist activity, armed conflict, natural disasters or pandemic diseases, on the economy generally, on the level of demand for our products or on our ability to manage our supply and delivery logistics in such an environment; and
•the general risks and uncertainties applicable to us and our business.
Investors should not place undue reliance on these forward-looking statements, which are based on current information and speak only as of the date hereof. We undertake no obligation to update any forward-looking statements to reflect new information or events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while we from time to time communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, we have a policy against distributing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not our responsibility. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. For details concerning these and other risks and uncertainties, see Part I, Item 1A, “Risk Factors” contained in this report, as well as our quarterly reports on Form 10-Q and current reports on Form 8-K subsequently filed with the SEC from time to time.
Callaway Golf Company Trademarks: The following marks and phrases, among others, are our trademarks: #1 Irons in Golf, #1 Putter in Golf, #1 Putter on Tour, 2-Ball, 2-Ball Fang, 2-Ball Jailbird, 2 Ball Putter Design, 360 Carbon Chassis, 360 Face Cup, 360 Fade, 3 Deep, Ai 10x Face, Ai150, Ai200, Ai300, AI One 24, AI One Cruiser, AI Smart Face, AI Smoke, Ai-One Square 2 Square Max 1, Ai-One Square 2 Square Max Stripe, Alcatraz, All Ride. All the Time., All Walk. All the Time., Alpha Convoy, Alpha Venture, Anamatic, Apex, Apex 21, Apex Ai150, Apex Ai200, Apex Ai300, Apex CB, Apex DCB, Apex MB, Apex Pro, Apex Smoke, Apex TCB, Apex Ti Fusion, Apex Ti Fusion 250, Apex Tour, Apex UT, Apex UW, APW, Arm Lock, B21, Backstryke, Beachside Stealth, Big Bertha, Big Bertha Alpha, Big Bertha B21, Big Bertha Diablo, Big Bertha Diablo & Horned Shield Design, Big Bertha REVA, Biggest Big Bertha, Bigshots Golf, Bigshots Golf Stylized, Big T, Bird of Prey, Black Series, Black Series I, Bogey Free, Broomstick, Callaway, Callaway #1 Irons in Golf, Callaway Aura, Callaway Cargo, Callaway CB12, Callaway Chase, Callaway Chase 14, Callaway Custom, Callaway Customs, Callaway Edge, Callaway Elyte, Callaway Golf, Callaway Legacy Collection, Callaway Media Productions, Callaway Next, Callaway Opus, Callaway Opus Platinum, Callaway Paradym Night Mode, Callaway Reva, Callaway Superfast, Callaway Super Hybrid, Callaway Supersoft, Callaway Supersoft Splatter 360, Callaway X, Callaway XR, Caly, Capital, Catch it Clean, Cavity Back Design Pattern (X-14), CF16, C-Grind, Chev, Chev 18, Chevron Design, Chrome Soft, Chrome Soft X, Chrome Tour, Circle Patch Design, Cloud Collection, Cloud Hoodie, Cloud Polo, Cloud Tee, Cloud Waffle, Coastview, Coolagen, Cuater, Cuater C logo, Cutwave Sole, CXR, Cyclone Aero Shape, Dawn Patrol, Demonstrably Superior And Pleasingly Different, Destinations by TravisMathew, DFX, Diablo Forged, Diablo Octane, Diablo Tour, Distance Fitting from Callaway, Distance that Defies Convention, Divine Line, Divine Nine, Double Wide, Driver Defender, Driving the Course to Modern Golf, DSPD, Dual Force, Dual Softfast Core, Eagle, Engage, Epic, Epic Flash, Epic Max, Epic Max LS, Epic Speed, Epic Star, ERC, E.R.C. Fusion Stylized, ERC II, ERC Soft, Exclusive Tartan Collection, Exo-Cage, Extended Season, Fairway+, Fairway14, FairwayC, Fateline, Favorite Track, Fit Disc, Flash Face, Flash Face SS21, Flash Face SS22, Flex Pod, FLX360, Fore Me, Forged 455, Forged X, Formfinesse, Freshband, Friday Ponte, Frost Delay, FT-3, FT-5, FT9, FT-I, FT IQ, FTIZ, FT Optiforce, FT Tour, Fusetech, Fusion, Gambit Pro, GBB, GBB Epic, Gems, Golf Ball on Tee Design, Golf Fusion, Golf Nerd, Gravity Core, Great Big Bertha, Griptac, Hawk Eye,

Headliner, Heater Pro Performance, Heater Series, Heater Series – Pure Performance, Heavenwood, Hex Aerodynamics, Hex Black Tour, Hex Diablo, Hex Soft, Hex Tour Soft, Hexbite, High Energy Core & Orbit Design, Hightail, HX, HX Diablo, Hyper Dry, Hyper Elastic Softfast Core, Hyper-Lite, Hyperlite Zero, Hyper Speed Face Cup, Hyper X, I-Mix, IZ Power Source, Jailbird, Jailbird Character Head Design, Jailbird Versa Striped Club Head Design, Jailbreak, Jailbreak AI Velocity Blades, Jailbreak Speed Frame, Jaws Full Toe, JAWS MD5, Kings of Distance, Lag Putt, Leader in Modern Golf, Legacy, Legacy Featherweight, Life On Tour, Longer From Everywhere, Lowrider, Lowrider 2.0., Mack Daddy, Mack Daddy CB, Mack Daddy Forged, Made to Meet the Moment, Magna, Make Every Shot Your Best, MarXman, Mavrik, MD3 Milled, MD4 Tactical, Microhinge Face Insert, Mission:Ambition, Moveknit, Night Mode, Nothing Beats This, Number One Putter in Golf, Odyssey O Logo, Ody, Odyssey, Odyssey AI One, Odyssey AI One Cruiser, Odyssey Chipper, Odyssey Eleven, Odyssey Max Stripe, Odyssey Seven, OG, Ogio, Ogio Aero, Ogio Alpha, Ogio Forge, Ogio Fuse, Ogio Pace, Ogio Rise, Ogio Shadow, OGIO Stylized, OGIO XIX, Open to Close, Opening Shot, Opti-Color, Opti Dry, Opti Feel, OptiFit, Opti Fit, Opti Flex, Opti Grip, Opti Shield, OptiTherm, Opti Vent, Opus, Opus Platinum, ORG 7, ORG 14, ORG 14M, ORG 15, O Stylized, Our Favorite Time of the Year, Oworks, Pack. Discover. Explore., Paradym, Paradym AI Smoke, Paradym Night Mode, Playing Through, Poly Mesh, Power & Soft Feel for Slower Swing Speeds, Practice Green, ProType, PT Stylized, Quantum, ·R·, Rainspann, R Ball, RCH, Red Ball, Renegade, Renegade Collection, Renegade Vault, Reva Rise, Rig 9800, Rogue ST, ROGUE Stylized, Rossie, Rossie V, Rule 35, S2H2, Scenic Vista, Scoreline Pattern in White, See the Break, Shaft Shield, Silencer, Sir Isaac Newton Falling Apple Golf Design, Skyloft Soft, SLED, Slice Stopper, SMALL BATCH Hand Holding Hammer Badge, Solaire, Solar Noon, Speed Cartridge, Speed Frame, Speed Step, Speed Tuned, Spin Gen Technology, Spin Machine, Square Way, SRT, Steelhead, Steelhead XR, Step Sole, Strata, Strata Boom, Stroke Lab, Sub Zero, Superhot, Sure-Out, Sweeter from Every Spot, Swing Tech, Swirl Design, Swirl Design & ODYSSEY, Syntech, Tank, TA Winter, Tee It High, Thermal Bomber, The Sure Thing, TMove, Ti 340 Mini, Ti340 Mini Driver, TM Stylized, TM Stylized & TRAVISMATHEW (Horizontal), TM Stylized & TRAVISMATHEW (Vertical), Toe Up, Toulon, Toulon Garage, Toulon T Logo, Tour Aero, Tour Authentic, Tour I, Tour IZ, Tour Tested, Trade In! Trade Up!, Training Aid, TravisMathew, Tri Hot, Tri-Beam, Triforce, Tri-Hot 5K, Triple Diamond Design, TRIPLE TRACK, Triple Track Stripes Design, Trutrack, Truvis, Truvis Pattern, T Stylized, Tungsten Speed Cartridge, Tungsten Speed Wave, Tuttle, Versa, VFT, VTEC, Walk. Push. Ride., Warbird, War Bird, Weather Series, Weather Spann, Wedgeducation, We’re Only Going Further, W-Grind, White Damascus, White Hot, White Hot Microhinge, White Hot OG, White Hot RX Stylized, White Hot Tour, White Hot XG, White Ice, White Trapezoid Design, Wing Back, Winter Rules, Winter Tees, Winter Term, Woode, X-12, X-14, X18, X-18, X-20, X-22, X-24, X460, X-ACT, X Forged, X Hot, X Hot Pro, XR16, XR OS, XR Speed, XR Stylized, X Series, X Series Jaws, X-Spann, X Stylized, X-Tech, XTT, Z Grind, Zinna.

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
•Our apparel, gear and other business faces risks associated with changing consumer tastes and preferences and fashion trends.
•Our golf equipment business and our apparel, gear and other business each have a concentrated customer base. The loss of one or more of our top customers could have a significant effect on our sales.
•We are a non-controlling minority owner of Topgolf and therefore have limited ability to influence its strategy, operations, capital allocation, or timing and amount of distributions, which could adversely affect the value of our investment and our financial results.
Risks Related to Operations, Manufacturing, and Technology
•We have significant international operations and are therefore exposed to risks associated with doing business globally.
•We have significant international sales and purchases, and unfavorable changes in foreign currency exchange rates could have a significant negative impact on our results of operations.
•Increased costs or decreased availability of finished products, product components, and raw materials could adversely affect our operating results.
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

Risks Related to Regulations
•We are subject to many federal, state, local and foreign laws, as well as other statutory and regulatory requirements, with which compliance is both costly and complex. Failure to comply with, or changes in these laws or requirements, could have an adverse impact on our business.
•Compliance with and changes in data privacy laws, regulations, standards and other requirements, and any actual or perceived failure by us to comply with such requirements, may adversely affect our business.
Risks Related to Tax and Financial Matters
•Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate, profitability and cash flows.
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

CALLAWAY GOLF COMPANY

PART I
Item 1.    Business
OVERVIEW
Callaway Golf Company, together with our wholly owned subsidiaries (collectively, the “Company,” “Callaway Golf,” “Callaway,” “we,” “our,” or “us”), is a leading golf equipment, gear and apparel company with a portfolio of global brands, including Callaway Golf, Odyssey, TravisMathew and OGIO. Through an unwavering commitment to innovation and premium craftsmanship, Callaway designs, manufactures, and sells high-performance golf clubs, golf balls, apparel, bags, and other accessories—setting the standard for performance in the game of golf. Our products are distributed globally through a mix of on-course, specialty retail, wholesale, direct-to-consumer and international channels.
We were originally incorporated in California in 1982 under the name, “Callaway Golf Company,” with a primary focus on the design, manufacture and sale of high-quality golf clubs. In 1992, we became a publicly-traded corporation on the New York Stock Exchange under the ticker symbol “ELY,” and in 1999, we reincorporated in the State of Delaware. In 2000, we entered into the golf ball business with the release of our first golf ball product, and over time we expanded our product offerings to include golf balls, golf bags and accessories, and premium golf and active lifestyle apparel through a combination of organic development and strategic acquisitions, including OGIO and TravisMathew in 2017.
In 2019, we acquired Jack Wolfskin, a global outdoor apparel brand, which expanded our presence beyond the golf category, and in 2021, we completed a merger with Topgolf, a leading technology-enabled golf entertainment business that includes state-of-the-art golf and entertainment venues and proprietary Toptracer ball-tracking technology.
On September 6, 2022, we changed our corporate name from “Callaway Golf Company” to “Topgolf Callaway Brands Corp.”, and, on September 7, 2022, we changed our New York Stock Exchange ticker symbol from “ELY” to “MODG.”
Beginning in 2025, we undertook a strategic realignment to reaffirm our position as a leading pure-play golf business. On May 31, 2025, we completed the sale of 100% of the outstanding equity interests of Callaway Germany Holdco GmbH, which owned the Jack Wolfskin business, and, following a strategic review of the Topgolf business initiated in August 2024, effective January 1, 2026, we completed the sale of a 60% ownership interest in our Topgolf and Toptracer businesses to private equity funds managed by Leonard Green & Partners, L.P. (the “Topgolf Sale”). We retained a 40% equity ownership interest in Topgolf.
In connection with the completion of the Topgolf Sale, effective January 15, 2026, we changed our corporate name back to “Callaway Golf Company,” and, on January 16, 2026, we updated our New York Stock Exchange ticker symbol from “MODG” to “CALY.” Following these transactions, our ongoing brand portfolio consists of Callaway Golf, Odyssey, TravisMathew and OGIO.
GROWTH AND OVERALL STRATEGY
Our strategy is guided by a focus on creating differentiated, performance-driven golf products through innovative technology and premium craftsmanship, designed to enhance performance and enjoyment for golfers of all abilities. We seek to drive sustainable, profitable growth by scaling these products through strong brand stewardship, operational efficiency, cost discipline, and prudent capital allocation to support long-term shareholder value.
REPORTABLE SEGMENTS AND PRODUCTS
We manage our global business operations through our operating and reportable business segments. As of December 31, 2025, we had two operating and reportable business segments: Golf Equipment and Apparel, Gear and Other (previously known as the “Active Lifestyle” segment). As discussed above, during 2025 and early 2026, we completed strategic divestitures of the Jack Wolfskin and Topgolf businesses. Accordingly, both businesses are reported in discontinued operations for all periods presented in this Form 10-K and are excluded from continuing operations and reportable segments. As of the closing of the Topgolf Sale, our 40% interest in Topgolf will be accounted for under the equity method.
In connection with the changes to our organizational structure, effective as of the fourth quarter of 2025, we renamed our “Active Lifestyle” segment to “Apparel, Gear and Other;” this change did not impact the composition of the segment or previously reported financial results.

Unless otherwise noted, the segment information in this Form 10-K reflects our continuing operations and updated segment structure following the aforementioned dispositions.
GOLF EQUIPMENT
We design, manufacture and sell a full line of high-quality golf equipment, including golf clubs and golf balls. We design our golf equipment products to be technologically advanced for amateur and professional golfers of all skill levels, and the golf equipment products are designed to conform to the Rules of Golf as published by the United States Golf Association (“USGA”) and the ruling authority known as The R&A.
Products
Golf clubs include woods (drivers, fairway woods and hybrids) and irons (irons and wedges) sold under the Callaway brand, packaged sets sold under the Callaway and Strata brands and putters sold under the Odyssey brand. Golf clubs also include Callaway and non-Callaway pre-owned golf clubs. Callaway’s golf clubs are generally made of steel, titanium alloys, carbon fiber and various thermoplastic and thermoset materials.
Golf balls are sold under the Callaway brand and are generally either a 2-piece golf ball (consisting of a core and cover) or a multilayer golf ball (consisting of two or more components in addition to the cover). Our golf ball products include covers that incorporate a traditional dimple pattern as well as covers that incorporate innovative designs, including our proprietary HEX Aerodynamics (i.e., a lattice of tubes that form hexagons and pentagons), Hybrid Cover, Triple Track Technology and Truvis patterns. Callaway brand golf balls are generally made of various combinations of synthetic rubber, ionomer blends and urethane which are processed with other chemicals in order to optimize performance.
Product Design and Development
We innovate to maintain our market share leadership position in both golf clubs and golf balls by continually investing in research and development and also leveraging artificial intelligence in our product design process in order to help create products that are designed to be technologically advanced and not limited to the duplication of traditional or conventional product designs. We create and modify product designs by using computer-aided design software, finite element analysis software and structural optimization techniques which leverage artificial intelligence. Furthermore, we utilize a variety of testing equipment and computer software, including golf robots, launch monitors, a proprietary virtual test center, a proprietary performance analysis system, an indoor test range and other methods to develop and test our golf equipment products.
Manufacturing
We have a primary golf club assembly facility located in Monterrey, Mexico, and a limited golf club assembly facility located in Carlsbad, California. Additionally, we utilize golf club contract manufacturers in China and Vietnam. We also have custom golf club assembly facilities in Tokyo, Japan; Swindon, England; Melbourne, Australia and Seoul, Korea. In 2025, more than 50% of our golf club assembly is performed in regions outside of the United States. Overall, the golf club assembly process is fairly labor intensive, utilizes raw materials that are obtained from international and domestic suppliers, and requires extensive global supply chain coordination.
We have a golf ball manufacturing facility in Chicopee, Massachusetts, and also utilize golf ball contract manufacturers in Taiwan, Vietnam and Thailand. In 2025, approximately 75% of our golf balls were manufactured in regions outside of the United States. The golf ball manufacturing process utilizes raw materials that are obtained from international and domestic suppliers.
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
Our major competitors for drivers, fairway woods and irons are TaylorMade, Ping, Acushnet (Titleist brand), Puma (Cobra brand), SRI Sports Limited (Cleveland and Srixon brands), Mizuno, Bridgestone, and Parsons Xtreme Golf (PXG). For putters, our major competitors are Acushnet (Titleist & Scotty Cameron brands), Ping, L.A.B. Golf and TaylorMade.
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
Advertising & Marketing
Our marketing campaigns for our golf equipment products are aimed to increase consumer product awareness and support our overall growth strategy. Advertising for our golf equipment products is primarily in the form of televised commercials during golf telecasts, web-based digital and social media advertising, printed advertisements in national magazines, such as Golf Magazine and Golf Digest, as well as in-store advertising and other types of marketing to consumers. We also establish relationships with professional athletes and personalities, including members of various professional golf tours as well as other athletes and media personalities, in order to promote our golf equipment products.
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
APPAREL, GEAR AND OTHER
Our Apparel, Gear and Other segment is comprised of high quality soft good products which we design, develop and sell under the Callaway, TravisMathew and OGIO brands. These brands deliver a range of premium performance and lifestyle products in the United States and select international markets. We are focused on maintaining strong brand momentum by category and market share growth with key trade partners by enhancing our digital marketing, e-commerce and retail store presence, which we believe will increase direct-to-consumer sales and drive increased profitability over time.

Products
Callaway soft good products include golf apparel, footwear and a full range of golf accessories such as golf bags, golf gloves, headwear and practice aids. Callaway branded golf apparel offerings include tops, bottoms and outerwear for men, women and children, and are made from high-quality fabrics designed for style, comfort and performance.
TravisMathew is a premium golf apparel and soft goods brand that offers men’s, women’s, and youth apparel as well as footwear, outerwear and accessories designed to deliver superior performance.
OGIO is a soft goods brand that offers a variety of equipment and active travel gear for sport and personal use including backpacks, travel bags, duffle bags, golf bags and accessories. OGIO products focus on organization, protection, durability and sustainability, and offer innovative organization features, durable waterproof construction, and ergonomic designs, as well as a unique style and the ability for customization. In addition to everyday travelers, athletes from sports such as golf, football, basketball, skate, snow, surf and motor sports, put their trust in the protection, comfort, organization and style of OGIO products.
Product Design, Development and Manufacturing
Our soft goods products are designed and developed internally and manufactured using third-party manufacturing partners in Vietnam, China, Indonesia, Thailand, Bangladesh, Cambodia, and Peru, with a mix of nominated and supplier sourced materials. The manufacturing partners create the products according to our brands’ specifications.
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
In addition to the sales channels mentioned above, TravisMathew is also sold to luxury department stores and lifestyle specialty stores, through wholesale distributors, and directly to consumers in the United States, Japan, Europe, Canada, and Australia through the TravisMathew website and various TravisMathew retail locations.
OGIO products are sold directly to consumers through the OGIO website in addition to the sales channels mentioned above. We also license our line of OGIO motorsport products to a third party in exchange for a royalty fee, and license our other OGIO products to a third party for distribution in the corporate channel in the United States, Canada and Mexico.
Competition
Our major competitors for our golf apparel and accessories are generally other golf companies and premium golf apparel companies, as well as specialty retailers. While the TravisMathew business faces competition from the premium golf apparel companies, it also competes in department stores with other men’s and women’s apparel companies, including johnnie-O, Faherty, Nike, Peter Millar, Ted Baker London and Vince, amongst others. We seek to differentiate our product offerings through elevated design, premium materials and continuous product and design innovation.
Advertising & Marketing
We market and advertise our soft goods brands on various platforms, including television, traditional digital and print media, and web-based and social media. We also establish relationships with professional athletes and personalities, including members of various professional golf tours, as well as other athletes and personalities, in order to promote our soft goods product lines.

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
DISTRIBUTION
We have our primary distribution center in Fort Worth, Texas for the distribution of golf equipment products and soft goods products in North America. We also have Company-operated distribution centers in Toronto, Canada; Swindon, England; and Melbourne, Australia, and third-party logistical operations in Hamburg, Germany; Shanghai, China; Tokyo, Japan; and Seoul, Korea to support the distribution needs of markets they serve.
INTELLECTUAL PROPERTY
As of December 31, 2025, we owned approximately 5,600 U.S. and foreign trademark registrations and over 2,000 U.S. and foreign patents relating to our products, product designs, manufacturing processes and research and development concepts, with a number of other patent and trademark applications pending and awaiting registration. Of these, 967 trademark registrations and 300 patents were related to Topgolf. We also own various other protectable rights under copyright, trade dress and other statutory and common laws. Our intellectual property rights are very important to our business, and we seek to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, we enforce our rights through litigation. Information regarding current litigation matters in connection with intellectual property is contained in Note 13. “Commitments & Contingencies” in the Notes to Consolidated Financial Statements in this Form 10-K.
Our patents are generally in effect for up to 20 years from the date of the filing of the patent application and our trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic.
HUMAN CAPITAL RESOURCES
Employees
We consider our employees to be our most valuable asset and strive to attract and retain high-quality talent by offering competitive compensation, comprehensive benefits and wellness programs, opportunities for professional growth across diverse industries, and a broad range of training, development, and other supportive initiatives. As of December 31, 2025, we had approximately 28,000 full-time and part-time employees worldwide in 25 different countries. As of January 1, 2026 and following the sale of 60% of our stake in Topgolf, we had approximately 4,000 full-time and part-time employees worldwide in 25 different countries. We also employ temporary workers as necessary based on the labor demands across the organization, which may fluctuate with the seasonality of our products.
Our golf ball manufacturing employees in Chicopee, Massachusetts are unionized and are covered under a collective bargaining agreement, which renewed for an additional five years on October 1, 2025. In addition, certain production employees in Mexico are also unionized. We consider our employee relations to be in good standing.
Culture and Values
Each of our businesses is driven by a desire to deliver exceptional products for our customers, as well as a commitment to our late founder Ely Callaway’s belief that, “good ethics is good business.” We uphold our cultural values to establish our brand identity and unique work environment in an effort to enable employee engagement and retention. Every employee receives training on our culture and values during their onboarding process and throughout their tenure at the company.

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
We are dedicated to making golf more accessible to a wide range of customers, including those from different backgrounds, by creating inviting products for a varied range of customers and first-time golfers.
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
We provide a work environment where opportunities for training and development are available to all employees. In addition to the training employees receive on the job, we offer various leadership programs including Today’s Leader Program, Corporate Leadership Development, Sales Training, Global Operations Leadership & Development Training, Sales Management Training and other various leadership courses. We also offer product training to our customers and require a Supplier Code of Conduct training for our suppliers.
Community Giving
We have two existing community giving programs: the Callaway Golf Company Foundation (the “Foundation”) and the Callaway Golf Company Employee Community Giving Program. Through these programs, our employees are able to give back to the community through monetary and/or in-kind donations, or by providing community service. Through the Foundation, we strive to create healthy communities where our stakeholders live and work, by focusing on supporting programs that improve lives and contribute to communities on a select basis.
In addition to the aforementioned programs, we give our global subsidiaries the ability to lead their own community engagement initiatives by providing them with product donation accounts and other forms of support for their charitable contribution and fundraising efforts. We also encourage global offices and subsidiaries to engage in community partnerships at their discretion.
Additional information on our community giving programs is available on our website www.callawaygolf.com.
GOVERNMENT REGULATION
We are subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to, among others, employment regulations, the Patient Protection and Affordable Care Act (the “PPACA”), the Americans with Disabilities Act (the “ADA”), and similar state laws, privacy and cybersecurity laws, environmental, health and human safety laws and regulations, import and export laws, the Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws, as well as state and local regulations relating to zoning and land use. New laws and regulations or new interpretations of existing laws and regulations may also impact the business.

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
The Global Sustainability Program has played an integral role in assessing our material ESG concerns and developing our sustainability strategy and goals, as well as in supporting our sustainability reporting. In 2025, we published an ESG data table reporting our performance on certain ESG metrics for the year ended December 31, 2024. Additionally, in 2024, we published a Sustainability Report for the years ended December 31, 2023 and 2022. Both the ESG data table and the Sustainability Report are available on the Sustainability section of our website. The Global Sustainability Program has also introduced a variety of new initiatives, including enhancing sustainability content on our website and engaging employees globally to devise new sustainability action plans for our various brands and workspaces.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Biographical information concerning our executive officers is set forth below.

Name	Age	Position(s) Held
Oliver G. Brewer III	62	President and Chief Executive Officer
Brian P. Lynch	64	Executive Vice President, Chief Financial Officer & Chief Legal Officer
Glenn Hickey	64	Executive Vice President and President, Callaway Golf Sales
Mark F. Leposky	61	Executive Vice President and Chief Supply Chain Officer
Angela J. Deskins	41	Executive Vice President and Chief People Officer
Timothy R. Reed	61	Executive Vice President, Research and Development and Tour
Oliver G. Brewer III is a Director, and the President and Chief Executive Officer of the Company and has served in such capacity since March 2012. Before joining the Company, Mr. Brewer served as the President and Chief Executive Officer of Adams Golf, Inc. beginning in January 2002. He was President and Chief Operating Officer of Adams Golf from August 2000 to January 2002 and Senior Vice President of Sales and Marketing of Adams Golf from September 1998 to August 2000. Mr. Brewer also served on the Board of Directors of Adams Golf from 2000 until his resignation effective February 2012. He currently serves on the Board of Directors of Topgolf (after having previously served as a Director of Topgolf from 2012 until our merger with Topgolf in 2021), the Board of Directors of The First Tee of San Diego/Pro Kids and the Executive Committee of The Legacy charity. Mr. Brewer also served on the National Golf Foundation’s Board from 2014 to 2019. Mr. Brewer has an M.B.A. from Harvard University and a B.S. in Economics from the College of William and Mary.

Brian P. Lynch is the Executive Vice President, Chief Financial Officer, and Chief Legal Officer of the Company and has served in such capacity, as well as the Senior Vice President, Chief Financial Officer and Chief Legal Officer, since July 2017. He served as the Company’s Senior Vice President, General Counsel and Corporate Secretary commencing in June 2012 before being appointed the additional role of Interim Chief Financial Officer in April 2017 and Chief Financial Officer in July 2017. Mr. Lynch is responsible for the Company’s finance, accounting, law, information technology, corporate audit, investor relations and compliance functions. Mr. Lynch serves on the Board of Directors of the Callaway Golf Foundation and he also formerly served as the Company’s Chief Ethics Officer from 2012 to 2018. He also currently serves on the Board of Directors of Topgolf. Mr. Lynch first joined the Company in December 1999 as Senior Corporate Counsel and thereafter served in various other capacities, including Associate General Counsel and Corporate Secretary. Mr. Lynch received a J.D. from the University of Pittsburgh and a B.A. in Economics from Franklin and Marshall College.
Glenn Hickey is Executive Vice President of the Company and has served in such capacity since January 2019. In addition, Mr. Hickey was named President, Callaway Golf Sales in March 2023 and leads global sales and marketing for Callaway golf clubs and balls, branded apparel and performance gear. Mr. Hickey joined the Company in 1991 and was a top-producing Inside Sales Representative for seven years prior to being promoted to Inside Sales - National Account Manager in March 1997, Regional Sales Manager - East United States in November 2002, Director of Special Markets in June 2006, Vice President, Special Markets and Mass Merchants in August 2008, Senior Vice President, Americas Sales in July 2012, and Executive Vice President of the Company in January 2019. Prior to joining the Company, Mr. Hickey was a bond trader for four years in the Los Angeles and New York offices of First Interstate Bank through its transition to Wedbush Securities. He completed a Financial Analysis for Non-Financial Managers certification from the University of Chicago, Graduate School of Business and he currently serves as a board member for the San Diego Junior Golf Association. Mr. Hickey received a B.S. in Business Administration from San Diego State University.
Mark F. Leposky is Executive Vice President and Chief Supply Chain Officer of the Company. Mr. Leposky previously served as Executive Vice President of Global Operations from January 2019 until his appointment to Chief Supply Chain Officer in March 2023. Prior to January 2019, he served as Senior Vice President, Global Operations since April 2012. Mr. Leposky is responsible for all areas of our global supply chain including product development, engineering, manufacturing, supply chain planning, program management, purchasing, and transportation and logistics, as well as leadership of the ball and performance gear categories, inclusive of the OGIO brand. Since May 2024, Mr. Leposky has also served on the board of directors of Flux Power Holdings, Inc. Prior to joining the Company, Mr. Leposky served from 2005 until 2011 as co-founder, President and Chief Executive Officer of Gathering Storm Holding Company, LLC/ TMAX Gear LLC (collectively, “TMAX”), which, as exclusive licensee, designed, developed, manufactured, and distributed accessory products for TaylorMade-Adidas Golf. Prior to that, Mr. Leposky served as the Chief Supply Chain Officer for Fisher Scientific International, Chief Operations Officer for TaylorMade-Adidas Golf, and in senior management roles with The Coca-Cola Company and the United Parcel Service Company. Mr. Leposky began his career serving as a United States Army and Army National Guard Infantry Officer (Rank Major) and received an M.B.A. from the Keller Graduate School of Management and a B.S. in Industrial Technology from Southern Illinois University.
Angela J. Deskins is the Executive Vice President and Chief People Officer of the Company and has served in such capacity since January 2026. Ms. Deskins is responsible for the Company’s global human resources, including human capital strategy and systems, talent acquisition and retention, learning and development, total rewards, and compliance. Ms. Deskins previously served as Senior Vice President and Chief People Officer of Callaway Golf from September 2025 through January 2026 and as Vice President of Human Resources for TravisMathew from February 2023 through September 2025. Prior to joining the Company, Ms. Deskins spent over 11 years in various human resources roles with Adidas, including serving as Vice President of Human Resources from February 2022 through February 2023 and Senior Director of Human Resources from April 2019 through February 2022. Ms. Deskins holds a B.A. in International Relations from Michigan State University and an M.B.A. from the University of Portland. Ms. Deskins also holds a Senior Professional in Human Resources certification from the Human Resource Certification Institute.

Timothy R. Reed is the Company’s Executive Vice President of Research and Development and Tour and has served in such capacity since February 2026. Mr. Reed is responsible for product research and development in the Company’s golf equipment business and relations with professional golfers and tours. Prior to his current role, Mr. Reed served as the Company’s Senior Vice President of Research and Development and Tour from 2022 to 2026 and Senior Vice President of Global Sports Marketing from 2016 to 2022. Mr. Reed joined Callaway Golf as the Senior Vice President of Product Strategy in January 2013 and held that role until 2016. Previously, Mr. Reed served as Vice President of Research and Development for Adams Golf, Vice President of Research and Development for TearDrop Golf Company and Vice President of Research and Engineering for Tommy Armour/Odyssey Golf prior to the Company’s acquisition of Odyssey Golf. Mr. Reed holds a B.S. in Mechanical Engineering from Pennsylvania State University.
Information with respect to our employment agreements with the Chief Executive Officer, Chief Financial Officer and Chief Legal Officer and other named executive officers will be contained in our definitive Proxy Statement in connection with the 2026 Annual Meeting of Shareholders. In addition, copies of the employment agreements for all the executive officers are included as exhibits to this report.
ACCESS TO THE SEC FILINGS THROUGH COMPANY WEBSITE
Interested readers can access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) through the Investor Relations section of our website at https://ir.callawaygolf.com. These reports can be accessed free of charge from our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to the Commission. In addition, our Corporate Governance Guidelines, Code of Conduct and the written charters of the committees of the Board of Directors are available in the Corporate Governance portion of the Investor Relations section of our website and are available in print to any shareholder who requests a copy. We also use our Investor Relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The information contained on our website shall not be deemed to be incorporated into this report.
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
Our products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions and when consumers are feeling confident and prosperous. As a result, demand for our products is highly sensitive to downturns in the economy and the corresponding impact on discretionary consumer spending. Any actual or perceived deterioration or weakness in general, regional or local economic conditions, unemployment levels, the job or housing markets, consumer debt levels or consumer confidence, as well as other adverse economic or market conditions due to inflation or otherwise may lead to customers having less discretionary income to spend on recreational activities, and may result in significant fluctuations and spending patterns year to year. Discretionary spending is also affected by many other factors, including general business conditions, interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. A significant or prolonged decline in general economic conditions, a period of lower discretionary spending or disposable income, or uncertainties regarding future economic prospects that adversely affect consumer discretionary spending, whether in the United States or internationally, could result in reduced sales of our products, which in turn would have a negative impact on our results of operations, financial condition and cash flows.
A reduction in the number of rounds of golf played or in the number of golf participants could adversely affect our sales.
We generate a large majority of our revenues from the sale of golf-related products, including golf clubs, golf balls, golf-related soft goods and golf accessories.
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
In addition, the demand for golf products and other soft goods and apparel is directly related to the popularity of publications, television channels, social media and other media dedicated to golf, television coverage of golf tournaments and attendance at golf events. We depend on the exposure of our products through advertising and the media or at golf tournaments and events. Any significant reduction in television coverage of, or attendance at, golf tournaments and events or any significant reduction in the popularity of golf magazines or golf television channels, could reduce the visibility of our brand and could adversely affect our sales.
We may have limited opportunities for future growth in sales of golf clubs and golf balls.
In order for us to significantly grow our sales of golf clubs or golf balls, we must either increase our share of the market for golf clubs or golf balls, develop markets in geographic regions historically underrepresented by our products, or the overall market for golf clubs or golf balls must grow. We already have a significant share of worldwide sales of golf clubs and golf balls, and the golf industry is very competitive. As such, gaining incremental market share quickly or at all is difficult. Therefore, opportunities for additional market share may be limited given the challenging and competitive nature of the golf industry, and the overall dollar volume of worldwide sales of golf clubs or golf balls may not grow or may decline.

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
We primarily sell our golf and apparel products to retailers and to foreign distributors. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from these customers. However, a severe or prolonged downturn in the general economy could adversely affect the retail market which in turn, would negatively impact the liquidity and cash flows of customers, including the ability of such customers to obtain credit to finance purchases of our products and to pay their trade obligations. A failure by our customers to pay on a timely basis a significant portion of outstanding accounts receivable balances would adversely impact our results of operations, financial condition and cash flows.
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
In our Apparel, Gear and Other segment, we face significant competition in every region with respect to each of our product categories and offerings. In most cases, we are not the market leader with respect to our apparel, gear and accessory markets, and many of our competitors have significant competitive advantages, including longer operating histories, larger customer bases, greater brand recognition and greater financial resources. Our competitors may be willing to discount prices and accept lower profit margins to compete with us and, as a result, we may lose market share and sales, or be forced to reduce our prices to meet competition.

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
Our apparel, gear and other business faces risks associated with changing consumer tastes and preferences and fashion trends.
Our apparel, gear and other business is subject to pressures from changing consumer tastes and preferences on a global level and, as a result, we are dependent on our ability to timely introduce products and services that anticipate and/or satisfy such preferences.
Changes in consumer preferences, consumer purchasing behavior, consumer interest in recreational or other outdoor activities, and fashion trends could have a significant effect on our sales. Our success depends on our ability to identify and originate product trends as well as to anticipate, gauge and react to changing consumer demands and buying patterns in a timely manner. However, significant lead times for many of our products, including Callaway Golf, OGIO and TravisMathew-branded products, may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of lifestyle products or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. In addition, decisions about product designs often are made far in advance of consumer acceptance. If we or our customers fail to anticipate and respond to consumer preferences or fail to respond in a timely manner or if we or our customers are unable to effectively navigate a transforming retail marketplace, we could suffer reputational damage to our products and brands and may experience lower sales, excess inventories and lower profit margins in current and future periods, any of which could materially adversely affect our business, financial condition and results of operations.
Our golf equipment business and our apparel, gear and other business each have a concentrated customer base. The loss of one or more of our top customers could have a significant effect on our sales.
On a consolidated basis, no single customer accounted for more than 10% of our consolidated revenues in 2025, 2024 or 2023. Our top five customers accounted for approximately 21%, 22% and 23% of our consolidated revenues in 2025, 2024 and 2023, respectively.

Our top five customers specific to each operating segment represented the following as a percentage of each segment’s total net sales:
•Golf Equipment top five customers accounted for approximately 24%, 26% and 25% of total consolidated Golf Equipment sales in 2025, 2024 and 2023, respectively; and
•Apparel, Gear and Other top five customers accounted for approximately 25%, 24% and 26% of total consolidated Apparel, Gear and Other sales in 2025, 2024 and 2023, respectively.
Consolidation of retailers or concentration of retail market share among a few retailers may increase and concentrate our credit risk, putting pressure on our margins and our ability to sell products relating to our golf equipment and apparel, gear and other business segments.
The off‑course golf equipment and apparel, gear and other retail markets in some countries, including the United States, are dominated by a few large retailers. Certain of these retailers have in the past increased their market share and may continue to do so in the future by expanding through acquisitions and construction of additional stores. Consolidation of our retailers may result in a concentration of our credit risk with a smaller set of retailers, any of whom may experience declining sales or a shortage of liquidity as well as result in larger retailers gaining increased leverage, which would increase the risk that their outstanding payables to us may not be paid. Consolidation may also result in larger retailers gaining increased leverage, which may impact our margins. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces their purchases of our products, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales. Any reduction in sales by our retailers could materially adversely affect our business, financial condition and results of operations.
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
We establish relationships with professional athletes, celebrities and other endorsers in order to evaluate and promote our branded products, including members of the various professional golf tours, and other celebrities. While most endorsers fulfill their contractual obligations, some have been known to stop using a sponsor’s products despite contractual commitments. If certain of our endorsers were to stop using our products contrary to their endorsement agreements, or if any such endorser is or becomes the subject of negative publicity, our business could be adversely affected in a material way by the negative publicity or lack of endorsement.
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
In July 2022, LIV Golf, a competitor to the PGA Tour, launched its inaugural season. Some professional golfers who endorse, and have in the past endorsed, our products elected to compete on the LIV Golf tour. The professional golf landscape continues to evolve, and there can be no assurance that alternative professional golf leagues, such as LIV Golf, will generate audience levels, media exposure, or sponsorship engagement comparable to the PGA Tour. Continued fragmentation of professional golf events, evolving broadcast rights structures, and shifting media consumption patterns may affect the relative visibility of our products.
A decline in the level of professional usage of our products or the amount of publicity received by our professional endorsers, or a significant increase in the cost to attract or retain endorsers, could have a material adverse effect on our sales and business.
Our business depends on strong brands and related reputations, and if we are not able to maintain and enhance our brands or preserve our strong reputation, our sales may be adversely affected.
Our brands have worldwide recognition, and our success depends in large part on our ability to maintain and enhance our brand image and reputation. Maintaining, promoting and enhancing our brands may require us to make substantial investments in areas such as product innovation, product quality, intellectual property protection, marketing and employee training, and these investments may not have the desired impact on our brand image and reputation. Our business could be adversely impacted if we fail to achieve any of these objectives or if the reputation or image of any of our brands are tarnished or receives negative publicity. Any incident that erodes our public image or brand integrity, could significantly impair the value of our brand and our ability to generate revenue.
In addition, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine consumer confidence in us and reduce long‑term demand for our products and services, even if the regulatory or legal action is unfounded or not material to our operations. Also, as we seek to grow our presence in existing, and expand into new, geographic or product markets, consumers in these markets may not accept our brand image and may not be willing to pay a premium to purchase our products as compared to other brands. We anticipate that as we continue to grow our presence in existing markets and expand into new markets, further developing our brands may become increasingly difficult and expensive. If we are unable to maintain or further develop the image of our brands, it could materially adversely affect our business, financial condition and results of operations.
In addition, there has been a marked increase in the use of social media platforms and other forms of internet-based communications that provide individuals and businesses with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate, as is the potential impact to affected individuals and businesses. Many social media platforms immediately publish the content posted by their subscribers and participants, often without filters or checks on the accuracy of the content posted. Accordingly, the use of social media vehicles by us and our customers or other third parties, such as professional athletes, celebrities and other social influencers, could increase costs, lead to litigation or result in negative publicity that could damage our brand or reputation and have a material adverse effect on our business, financial condition and results of operations.

Our retail operations are subject to various factors that pose risks and uncertainties and which could adversely impact our financial condition and operating results.
We operate retail locations of our TravisMathew and golf apparel businesses, which are subject to various factors that pose risks and uncertainties and which could adversely impact our financial condition and operating results. Such factors include, but are not limited to, macro-economic factors that could have an adverse effect on retail activity generally; our ability to successfully manage retail operations and a disparate retail workforce across various jurisdictions; our ability to successfully open and maintain new retail stores in new markets; governmental restrictions or public safety measures resulting in such retail stores operating in a more limited capacity and with fewer in-person customers; to manage costs associated with retail store operations and fluctuations in the value of retail inventory; to manage relationships with existing retail partners; and to obtain and renew leases in quality retail locations at a reasonable cost and on reasonable and customary terms.
If we are unsuccessful at executing the divestiture and transition of a 60% stake in our Topgolf and Toptracer businesses to Leonard Green & Partners, L.P. (“Leonard Green”) or our Jack Wolfskin business to ANTA Sports Products Limited (“Anta Sports”), our business and results of operations may be materially adversely affected and our ability to invest in and grow our business could be limited.
We have experienced, and may continue to experience, changes in our business with the divestiture of a 60% stake in the Topgolf and Toptracer businesses to Leonard Green and the sale of our Jack Wolfskin business to Anta Sports. These changes have involved significant changes in our strategic direction, as we shift our focus to our golf equipment, gear and apparel businesses. Changes of this type can be disruptive, result in the loss of focus and employee morale, and make the execution of business strategies more difficult. In connection with our divestiture of a 60% stake in Topgolf, we have made commitments to provide transition services and long-term warehousing support services to Topgolf. In connection with our sale of Jack Wolfskin, we have entered into a transition services agreement pursuant to which we both provide and receive services from Jack Wolfskin and Anta Sports. Each of these agreements may involve unexpected costs or consequences. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business, results of operations, and financial condition may be materially adversely affected, which could limit our ability to invest in and grow our business.
We are a non‑controlling minority owner of Topgolf and therefore have limited ability to influence its strategy, operations, capital allocation, or timing and amount of distributions, which could adversely affect the value of our investment and our financial results.
Following our sale of a 60% stake in the Topgolf and Toptracer business in January 2026, we no longer control Topgolf’s day‑to‑day operations or strategic decisions and instead rely on specified governance, consent and information rights. As a result, Topgolf may pursue initiatives or capital structures that differ from our objectives, including acquisitions, dispositions, indebtedness, equity issuances or cost structures that we cannot prevent, which could negatively impact the value of our minority stake and the timing or amount of any cash distributions to us. Our minority position also reduces our visibility and influence over Topgolf’s internal controls, financial reporting, and operational practices. We therefore depend on Topgolf’s maintenance of effective controls and compliance with applicable standards, and any control or compliance failures at Topgolf could adversely affect our reported results and reputation. Furthermore, certain of our governance, consent and information rights are only applicable for so long as we continue to maintain certain specified levels of equity ownership of Topgolf.
In addition, if Topgolf’s performance deteriorates due to macroeconomic conditions, seasonality, weather events, cost inflation, staffing shortages and wage pressures, venue selection challenges, permitting or construction delays, lease or real estate cost increases, guest health and safety events, supply chain disruptions, technology outages or cyber/privacy incidents, international expansion challenges, changes in laws and regulations or other venue‑level factors, the value of our investment could decline, and we could be required to record non‑cash charges, including impairments, that would adversely affect our results of operations. We are also party to commercial and transition arrangements with Topgolf that introduce counterparty performance and compliance risks, potential disputes, and incremental costs that could adversely affect our operations if Topgolf underperforms or fails to perform. Further, any adverse publicity or brand issues at Topgolf (including franchisee locations) could harm the value of our investment and indirectly impact our brands.

Our investment in Topgolf is subject to transfer restrictions, governance terms, and other contractual limitations that could delay, limit, or reduce our ability to monetize the investment or otherwise realize anticipated value.
Pursuant to the Topgolf Operating Agreement, until January 2028, we are restricted from transferring our interests in Topgolf, except to certain permitted transferees or in connection with customary drag along and tag along rights, without the unanimous prior written consent of the board of managers of Topgolf. As a result, if specified conditions are met, we may be compelled to sell our interest in Topgolf on terms and timing not of our choosing as a result of certain drag-along provisions. Following January 1, 2028, other than certain exceptions, transfers of our equity interests are subject to rights of first offer as well as tag-along rights. These restrictions may affect pricing and terms, and prevent or delay sales of our equity interests at desired times or on acceptable terms. Market conditions may deteriorate during restricted periods, which could reduce the proceeds we realize or result in an inability to monetize the investment when we otherwise would have sought to do so. Our inability to dispose of our minority investment on acceptable terms or a downward adjustment to, or impairment of, the value of the investment could have a material adverse effect on our business, financial condition and results of operations.
International political instability and terrorist activities may decrease demand for our products and services and disrupt our business.
Terrorist activities, armed conflicts and state-sponsored hostilities could have an adverse effect on the United States or worldwide economy and could cause decreased demand for our products as consumers’ attention and interests are diverted from golf and become focused on issues relating to these events. If such events disrupt domestic or international air, ground or sea shipments, or the operation of our manufacturing facilities, our ability to obtain the materials and components necessary to manufacture our products and to deliver customer orders would be harmed, which would have a significant adverse effect on our results of operations, financial condition and cash flows. Such events can also negatively impact tourism, which could adversely affect our sales to retailers at resorts and other vacation destinations. In addition, the occurrence of political instability, terrorist activities, or both generally restricts travel to and from the affected areas, making it more difficult in general to manage our international operations. In particular, in recent years, the conflicts in Eastern Europe and the Middle East, along with the ongoing attacks by Houthi groups near the Suez Canal have and may continue to adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects our business.
Our business could be harmed by the occurrence of natural disasters, pandemics or other emergencies.
The occurrence of a natural disaster, such as an earthquake, tsunami, fire, flood or hurricane, the outbreak of a pandemic disease or other emergencies could significantly adversely affect our business. A natural disaster or a pandemic disease could significantly adversely affect both the demand for our products as well as the supply of the components and materials used to make our products. Demand for golf products could be negatively affected as consumers in the affected regions restrict their recreational activities and as tourism to those areas declines. In addition, during a pandemic, domestic and international governmental authorities around the world may issue orders, mandates, decrees and directives, including travel restrictions, “stay-at home” orders and “social distancing” measures and business shutdowns that may negatively impact our customers’ ability to access our retail locations. These measures have adversely affected and in the future may adversely affect our workforce, customers, consumer sentiment, economies, and financial markets.
If our suppliers experienced a significant disruption in their business as a result of a natural disaster, pandemic, or other emergency, our ability to obtain the necessary components to make our products could be significantly adversely affected. The occurrence of a natural disaster or the outbreak of a pandemic disease may also restrict travel to and from the affected areas, making it more difficult in general to manage our operations, including an inability or difficulty in obtaining a supply of components and materials used to make our products. For example, we use various contract manufacturers in Asia for the production of our non-urethane golf balls, including Launch Technologies, which provided a significant portion of our non-urethane golf ball supply. In September 2023, there was a fire at the Launch Technologies golf ball manufacturing plant in Pintung County, Taiwan. A portion of our value-oriented golf balls were manufactured in the facility that was directly impacted by the fire. The majority of the golf balls supplied to us by Launch Technologies were manufactured in a separate dedicated facility that was not directly impacted by the fire. However, this separate facility was not operational for nearly six months following the fire, due to both the ongoing investigation and certain shared resources. Accordingly, we were required to source golf ball production from alternative manufacturing facilities. If, in a future natural disaster or other emergency, we are not able to arrange for alternative sources of supply, our business and results of operations may be adversely affected.

To the extent a natural disaster, pandemic or other emergency adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, including, without limitation, risks relating to changes in demand for our products and services or the supply of the components and materials used to make our products, level of indebtedness, need to generate sufficient cash flows to service our indebtedness, ability to comply with the obligations and financial covenants contained in our existing credit facilities, availability of adequate capital, the ability to execute our strategic plans, U.S. trade, tax or other policies that restrict imports or increase import tariffs, ability to successfully operate our expanding retail stores and regulatory restrictions.
Our business is subject to both seasonal and non-seasonal fluctuations, unusual or severe weather conditions and droughts which could result in fluctuations in our operating results and stock price.
Our business is subject to both seasonal and non-seasonal fluctuations. In the golf equipment business, our first-quarter sales generally represent our sell-in to the golf retail channel of our golf club products for the new golf season. Our second and third-quarter sales generally represent reorder business for golf clubs. Sales of golf clubs during the second and third quarters are significantly affected not only by the sell-through of our products that were sold into the channel during the first quarter but also by the sell-through of products by our competitors. Retailers are sometimes reluctant to reorder our products in significant quantities when they already have excess inventory of products from us or our competitors. Our golf ball sales are generally associated with the number of rounds played in the areas where our products are sold. Therefore, golf ball sales tend to be greater in the second and third quarters, when the weather is good in most of our key regions and the number of rounds played increases. Golf ball sales are also stimulated by product introductions as the retail channel takes on initial supplies. Like those of golf clubs, reorders of golf balls depend on the rate of sell-through. Our golf-related sales during the fourth quarter are generally significantly less than those of the other quarters because in many of our key regions fewer people are playing golf during that time of year due to cold weather. Furthermore, we generally announce our new golf product line in the fourth quarter to allow retailers to plan for the new golf season. Such early announcements of new products could cause golfers, and therefore our customers, to defer purchasing additional golf equipment until our new products are available. Such deferments could have a material adverse effect on sales of our current products or result in closeout sales at reduced prices.
Our apparel business is expected to experience stronger revenue during different times of the year than our golf-related business. A portion of the sales of our apparel products are dependent in part on the weather and are likely to decline in years in which weather conditions do not stimulate demand for our apparel products. Periods of unseasonably warm weather in the fall or winter or unseasonably cold weather in the spring and summer could have a material adverse effect on our business, financial condition and results of operations. Unintended inventory accumulation by customers resulting from unseasonable weather in one season generally negatively affects orders in future seasons, which could have a material adverse effect on our business, financial condition and results of operations.
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

We may face increased labor costs or labor shortages that could slow growth and adversely affect our business, results of operations and financial condition.
Labor is a significant component in the cost of operating our business. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in the federally-mandated or state-mandated minimum wage, changes in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our operating expenses could increase and our growth could be adversely affected.
Furthermore, the successful operation of our business depends upon our ability to attract, motivate and retain a sufficient number of qualified executives, managers and skilled employees. Shortages of skilled labor may make it increasingly difficult and expensive to attract, train and retain the services of a satisfactory number of qualified employees. Furthermore, competition for qualified employees, particularly in markets where such shortages exist, could require us to pay higher wages, which could result in higher labor costs. Accordingly, if we are unable to recruit and retain sufficiently qualified individuals, our business, results of operations, financial condition and growth prospects could be materially and adversely affected.
Some, but not all, of our employees are currently covered under collective bargaining agreements. In the future, additional employees may elect to be represented by labor unions. If a significant number of additional employees were to become unionized and collective bargaining agreement terms were significantly different from current compensation arrangements, it could adversely affect our business, financial condition or results of operations. In addition, a labor dispute involving some or all employees may harm our reputation, disrupt operations and reduce revenue, and resolution of disputes may increase costs.
In addition, immigration reform remains a focus of the current U.S. administration. Executive or regulatory actions by the administration, as well as new legislation may contain provisions that could increase our costs in recruiting, training and retaining employees.
Certain of our stockholders, if they choose to act together, have the ability to significantly control or influence all matters submitted to stockholders for approval.
As of December 31, 2025, PEP TG Investments LP (“Providence”), DDFS Partnership LP and Dundon 2009 Gift Trust (together, “Dundon”), TGP Investors, LLC, TGP Investors II, LLC, WestRiver Management, LLC, Anderson Family Investments, LLC and TGP Advisors, LLC (together, “WestRiver”), each of whom acquired shares of our common stock in connection with the merger with Topgolf in 2021, owned, in the aggregate, approximately 21.9% of our capital stock. Following a sale by Providence of our common stock in January 2026, Providence, Dundon and WestRiver own, in the aggregate, approximately 16.5% of our capital stock. Erik J Anderson is affiliated with WestRiver, and serves on our Board. In addition, pursuant to a stockholders agreement entered into with certain former Topgolf stockholders in connection with the merger, Providence and certain former Topgolf stockholders affiliated with Dundon and WestRiver have the right to designate one person (for a total of three persons) to be nominated for election to our Board for so long as such stockholder maintains beneficial ownership of 50% or more of the shares of our common stock owned by them on the closing date of the merger. Commencing in April 2023, WestRiver no longer held sufficient shares to maintain its right to designate a nominee for director. However, Mr. Anderson continues to serve on the Board. Commencing in January 2026, Providence no longer held sufficient shares to maintain its right to designate a nominee for director.
Nonetheless, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Risks Related to Operations, Manufacturing, and Technology
We have significant international operations and are therefore exposed to risks associated with doing business globally.
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
Increased costs or decreased availability of finished products, product components, and raw materials could adversely affect our operating results.
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
The materials, components and ingredients used by us and our suppliers involve raw materials, including synthetic rubber, thermoplastics, zinc stearate, zinc oxide and limestone for the manufacturing of our golf balls, titanium alloys, carbon fiber, steel and tungsten for the assembly of our golf clubs and various fabrics used by suppliers in our apparel business. Significant price fluctuations or shortages in such raw materials or components, including the costs to transport such materials or components, the uncertainty of currency fluctuations against the U.S. dollar, increases in labor rates, interest rates, trade duties or tariffs, and/or the introduction of new and expensive raw materials, could materially adversely affect our business, financial condition and results of operations. The United States and many areas of the world, including areas in which we and our suppliers operate, have recently experienced historically high levels of inflation. In addition, prolonged periods of inflationary pressure on some or all input costs may result in increased costs to produce our products that could have an adverse effect on profits from sales of our products, or require us to increase prices for our products that could adversely affect consumer demand for our products.
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
Many of our golf equipment and apparel products are manufactured outside of the main sales markets in which we operate, which requires these products to be transported by third parties, sometimes over large geographical distances. We use air carriers and ocean shipping services for most of our international shipments of products and components. We use United Parcel Service or FedEx for substantially all ground shipments of products to our U.S. customers. For a portion of 2022, international shipping to the United States was disrupted and delayed due to congestion in west coast ports. If there is any similar significant interruption in service by such providers or at airports or shipping ports, we may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver our products or components in a timely and cost-efficient manner. As a result, we could experience manufacturing delays, increased manufacturing and shipping costs and lost sales as a result of missed delivery deadlines and product demand cycles. Any significant interruption in ground shipping services, air carrier services, ship services or at airports or shipping ports could have a material adverse effect on our business. Furthermore, if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing, our operating results could be materially adversely affected.
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
Any damage or significant disruption in the operation of such systems, the failure of our or our IT vendors’ information systems to perform as expected, the failure to successfully integrate the information systems of the businesses that we have recently acquired or any security breach to the information systems (including financial or credit/payment frauds) or other cybersecurity incident would disrupt our business, which may result in decreased sales, increased overhead costs, excess inventory and product shortages and otherwise adversely affect our reputation, operations, financial performance and condition.

Cybersecurity incidents, including cyber-attacks, unauthorized access to, or accidental disclosure of, personal information including payment card information, that we or our vendors collect or store on our behalf may result in significant expense and negatively impact our reputation and business.
There is heightened concern and awareness over the security of personal information transmitted over the Internet, consumer identity theft and data privacy. While we have implemented security measures, our information systems and those of our third party vendors, are nevertheless susceptible to numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of information systems and personal information, proprietary information belonging to our businesses and other confidential information (together, “Sensitive Information”) used in our business, including through electronic or physical computer break-ins, viruses and malware (e.g., ransomware), social engineering/phishing, malicious code, fraud, malfeasance by insiders, human or technological error, misconfigurations, “bugs” and other vulnerabilities in our and our vendors’ software and information systems, and other disruptions and security compromises involving the loss or unauthorized access of Sensitive Information. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, any integration of artificial intelligence in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated and technologies and techniques used to obtain unauthorized access to or sabotage systems are constantly evolving, change frequently, and generally are not recognized until after they have been launched against a target. Even if identified, we and our vendors may be unable to adequately investigate, remediate or recover from breaches or cybersecurity incidents, or avoid a material adverse impact to our information systems, Sensitive Information or business, including due to threat actors increasingly using tools and techniques—including artificial intelligence—that circumvent controls, avoid detection, and remove or obfuscate forensic evidence.
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
Moreover, we have acquired and, in the case of Jack Wolfskin and Topgolf, divested, and continue to acquire or divest companies with cybersecurity vulnerabilities and/or are similarly susceptible to the risks described above, which exposes us to significant cybersecurity, operational, and financial risks. Divestitures may include continued involvement in the divested business, such as through transitional or longer-term IT support arrangements following the transaction, and continued provision of information systems or processing of Sensitive Information on behalf of the divested business. For example, in connection with our divestiture of a 60% stake in Topgolf, we have made commitments to provide transition services to Topgolf, and in connection with our sale of Jack Wolfskin, we have entered into a transition services agreement pursuant to which we both provide and receive services from Jack Wolfskin and Anta Sports. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our respective information systems and Sensitive Information, or that those of our divested businesses (including Topgolf and Jack Wolfskin) will be fully implemented, complied with or effective. We may not have the same level of oversight or control over such policies, controls or procedures, or the processes for implementing or complying with them. Any cybersecurity incident experienced by Topgolf, Jack Wolfskin or another divested business that we continue to support could impact the confidentiality, integrity and availability of our or our vendor’s information systems or Sensitive Information and could result in significant expense to us and negatively impact our reputation and business.

Any perceived or actual unauthorized or inadvertent disclosure of personal information or adverse impact to the availability, integrity or confidentiality of our information systems or Sensitive Information, whether through a compromise of us or our third party vendors’ information systems by an unauthorized party, employee theft, misuse or error, cyber-attack or otherwise, could harm our reputation, impair our ability to attract or retain customers, require us to notify payment brands or cease accepting certain payment cards if payment card information is accessed or compromised, compel us to comply with federal and/or state breach notification laws and foreign equivalents, subject us to costly mandatory corrective action or unexpected liabilities related to contractual obligations, or subject us to regulatory investigations and enforcement actions, claims or litigation (including class actions) arising from damages suffered by consumers, fines and penalties, and/or significant incident response, system restoration and future compliance costs, all of which could adversely affect our operations, financial performance and condition. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all applicable insurance policies, and applicable insurance may not be available to us in the future on economically reasonable terms or at all.
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
Initiatives to upgrade our business processes and investments in technological improvements to our manufacturing and assembly facilities involve many risks which could result in, among other things, business interruptions and increased costs, any of which may result in our inability to realize returns on our capital investment. Expansion of business processes or facilities requires significant capital investment. If we have insufficient sales or are unable to realize the full potential of our capital investment, we may not realize a positive return on our investment, which could impact our margins and have a significant adverse effect on our results of operations, financial condition and cash flows.

Failure to adequately protect or enforce our intellectual property rights could adversely affect our reputation and sales.
The golf equipment and apparel industries, in general, have been characterized by widespread imitation of popular equipment and apparel designs. We primarily rely on patent, copyright, trademark, trade dress, and trade secret laws, as well as contractual arrangements to establish and protect our intellectual property. We have an active program of monitoring, investigating and enforcing our proprietary rights against companies and individuals who market or manufacture counterfeits and “knockoff” products for our golf equipment and apparel businesses. We assert our right against infringers of our copyrights, patents, trademarks and trade dress. However, these efforts may not be successful in reducing sales of our products by these infringers. For example, certain unauthorized use of our intellectual property may go undetected, or we may face legal or practical barriers to enforcing our legal rights even where unauthorized use is detected. Furthermore, other golf club manufacturers may be able to produce successful golf clubs which imitate our designs without infringing any of our copyrights, patents, trademarks or trade dress. If we fail to protect such intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. However, these efforts may not be successful or may be ineffective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Other parties may also independently develop technologies that are substantially similar or superior to ours. We also may be forced to bring claims against third parties, or defend claims that third parties may bring against us, to determine the ownership of what we regard as our intellectual property. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially similar or superior to ours and that compete with our business. If third parties misappropriate, infringe or otherwise violate our intellectual property, the value of our technologies, image, brand and the goodwill associated therewith may be diminished, our brand may fail to achieve and maintain market recognition, and our competitive position may be harmed, any of which could have a material adverse effect on our business, including revenue.
The absence of internationally harmonized intellectual property laws and different enforcement regimes makes it more difficult to ensure consistent protection of our proprietary rights. Despite our best efforts, we may not be able to secure registrations or protection of our trademarks, patentable inventions, copyrights and other intellectual property in certain foreign jurisdictions and markets due to applicable intellectual property laws and procedures in certain countries. Even if we are able to secure registrations in such foreign countries, our strong international presence may lead to increased exposure to unauthorized copying and use of our proprietary designs. Moreover, policing unauthorized use of our intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights. Our inability to secure or enforce our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.
We may become subject to intellectual property claims or lawsuits that could cause us to incur significant costs or pay significant damages or that could prohibit us from selling our products.
Our competitors also seek to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for golf clubs, golf balls and other products. From time to time, third parties have claimed or may claim in the future that our products infringe upon their proprietary rights. We evaluate any claim and, where appropriate, have obtained or sought to obtain licenses or other business arrangements. To date, there have been no significant interruptions in our business as a result of any claims of infringement. However, in the future, intellectual property claims could force us to alter our existing products or withdraw them from the market or could delay the introduction of new products.
Various patents have been issued to our competitors in the golf industry and our competitors may assert that our golf products infringe their patent or other proprietary rights. If our golf products are found to infringe third-party intellectual property rights, we may be unable to obtain a license to use such technology, and we could incur substantial costs to redesign our products, withdraw them from the market, and/or to defend legal actions. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights against others may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. If any of the foregoing occurs, our ability to compete could be affected or our business, financial condition and results of operations may be materially adversely affected.

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
Technical innovation and quality control in the design and manufacturing process is essential to our commercial success. Research and development plays a key role in our technical innovation and competitive advantage. We rely upon experts in various fields to develop and test cutting edge performance products, including artificial intelligence (“AI”). We use AI and machine learning technologies (collectively, “AI Technologies”) for various purposes, including to design and develop portions of our golf clubs. While we believe we are at the forefront of golf equipment innovation, if we fail to continue to introduce technical innovation in our products, are unable to effectively utilize new technologies, such as AI, or cannot develop or offer new technological-driven products as effectively, quickly or cost-efficiently as our competitors, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial brand damage and expense to remedy the problems, any of which could materially adversely affect our business, financial condition and results of operations.
A number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs. The law is also uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by generative AI tools. If we fail to obtain protection for our intellectual property rights developed using AI Technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our business, reputation and financial condition. See “Failure to adequately protect or enforce our intellectual property rights could adversely affect our reputation and sales.”
We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. In addition, as with many technological innovations, there are significant risks involved in developing, maintaining and applying AI and similar cutting edge technologies, and there can be no assurance that the usage of such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, if AI Technologies are incorrectly designed or implemented and/or are adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability through the violation of laws or contracts to which we are a party or civil claims.
Our business is subject to risks associated with leasing property subject to long-term, non-cancelable leases.
We typically do not own any real property and generally lease properties associated with the TravisMathew retail business. Payments under non-cancelable leases account for a portion of operating expenses, and we expect to lease new properties in the future. Historically, our leases typically provide for escalating rent provisions over the initial term and any extensions. We generally cannot cancel these leases without substantial economic penalty. If an existing or future retail location is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligation under the applicable lease, including, among other things, paying all or a portion of the base rent for the remainder of the lease term, unless we are unable to negotiate a termination agreement with the applicable landlord, which we cannot guarantee that we will be able to do without incurring significant additional payment and other obligations or at all.

Risks Related to Regulations
We are subject to many federal, state, local and foreign laws, as well as other statutory and regulatory requirements, with which compliance is both costly and complex. Failure to comply with, or changes in these laws or requirements, could have an adverse impact on our business.
We are subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, including, among others:
•employment regulations;
•the ADA and similar state laws;
•data privacy, direct marketing and cybersecurity laws;
•environmental, health and human safety laws and regulations;
•laws and regulations related to advertising and consumer protection;
•FCPA and other similar anti-bribery and anti-kickback laws; and
•laws regarding sweepstakes and promotional contests.
We are also subject to U.S. financial services regulations, a myriad of consumer protection laws, including economic sanctions, laws and regulations, anticorruption laws, escheat regulations and data privacy, direct marketing and cybersecurity regulations. We may also become subject to laws relating to our use of AI Technologies in our business. Changes to legal rules and regulations, or interpretation or enforcement of them, could increase our cost of doing business, affect our competitive abilities, and increase the difficulty of compliance. Failure to comply with regulations may have an adverse effect on our business, including the limitation, suspension or termination of services provided to, or by, third parties, and the imposition of penalties or fines.
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

Many U.S. states have enacted statutes and rules governing the ways in which businesses like ours may collect, use, and process personal information. For example, we are subject to the California Consumer Privacy Act (“CCPA”), which came into effect in 2020. Other states have also passed and will likely continue to pass similar laws whose restrictions and requirements differ from those of California, and similar laws have been proposed at the federal level as well. Such laws can be enforced by state regulators (and the CCPA has a limited private right of action) and require, amongst other things, disclosures to individuals regarding our processing of personal information, providing rights to access, delete, correct and opt out of certain uses and disclosures of their personal information (including for advertising purposes). These laws have overlapping but conflicting requirements that add complexity and potential legal risk, could make compliance even more challenging, require us to expend significant resources to come into and maintain compliance, restrict our ability to process certain personal information and could result in changes to business practices and policies.
Internationally, many jurisdictions in which we operate in have established or enhanced their own data security and privacy legal frameworks with which we or our partners must comply, including the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom General Data Protection Regulation and Data Protection Act (“UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”), which imposes stringent operational requirements, including higher standards for obtaining consent to process personal information. Non-compliance with the GDPR can trigger fines up to the greater of €20 million/£17.5 million or 4% of global turnover, and since we are under the supervision of relevant data protection authorities in both the EU and the UK, we may be fined under both the EU GDPR and the UK GDPR for the same breach. Recent legal developments have created complexity and uncertainty regarding cross-border transfers of personal information outside the EEA and UK, including to the United States. We currently rely on the EU standard contractual clauses, UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement, as relevant, to transfer personal data outside the EEA and the UK with respect to both intragroup and third-party transfers. However, reliance on standard contractual clauses alone may not be sufficient in all circumstances. and we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As regulatory guidance and enforcement landscape in relation to data exports continue to develop, we could experience additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our products, the geographical location or segregation of our relevant systems and operations, and could adversely affect our operations and financial results.
We are also subject to evolving laws on cookies, tracking technologies and e-marketing. In the European Union and United Kingdom, informed consent is required for the placement of certain cookies or similar tracking technologies on an individual’s device and for direct electronic marketing. Recent European court and regulator decisions are driving increased attention to cookies and similar tracking technologies, which may lead to additional costs and increase our overall risk exposure.
In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. The laws and other legal requirements are in some cases new and the interpretation is uncertain, and the continuing changing legal and regulatory landscape could in the future further limit our ability to use, share and process personal information and require changes to our operating model. Any inability or perceived inability to adequately address data privacy and security concerns, even if unfounded, or comply with applicable data privacy, direct marketing, cybersecurity and consumer protection laws, regulations, standards, and other legal requirements (including contractual requirements), could result in additional compliance costs, proceedings (including class actions) and regulatory action, penalties and liability to us, damage to our reputation, an erosion of trust and changes to our business. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

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
Our properties and operations are subject to a number of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, water discharges, handling and disposal of solid and hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Our failure to comply with such environmental, health and safety laws and regulations could result in substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions. We may also be subject to liability for environmental investigations and cleanups, including at properties that we currently or previously owned or operated, even if we did not cause or know of such contamination, and we may face claims alleging harm to health or property or natural resource damages arising out of contamination or exposure to hazardous substances. Liability under environmental laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocating the responsibility.
We may also be subject to similar liabilities and claims in connection with locations at which hazardous substances, contaminates or wastes we have generated have been stored, treated, otherwise managed, or disposed. As a result, any of these events, and the environmental conditions at or related to our other current or former properties or operations, and/or the costs of complying with current or future environmental, health and safety requirements, could materially adversely affect our business, financial condition and results of operations.

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
Companies across all industries face scrutiny related to their environmental, social and governance (“ESG”) practices and reporting. Investors, consumers, employees and other stakeholders have and may in the future focus on ESG practices and place importance on the implications and social cost of their investments, purchases and other interactions with companies.
Through our sustainability initiatives, we are committed to improving our ESG practices and have launched projects, and may from time to time set targets, with respect to improving our ESG practices. Our ability to execute on those projects and meet any targets are subject to risks and uncertainties, many of which are beyond our control, including the evolving regulatory requirements affecting ESG standards and disclosures, in the United States, the European Union and other jurisdictions in which we operate; the availability of suppliers that can meet sustainability, diversity and other ESG standards that we may set; our ability to recruit, develop and retain talent with varied backgrounds; and the availability and cost of sustainable energy and raw materials used in our operations.
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
Risks Related to Tax and Financial Matters
Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability and cash flows.
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
Over the past several years, the Organisation for Economic Co-operation and Development (the “OECD”) has been working on a base erosion and profit shifting (“BEPS”) project that seeks to establish certain international standards for taxing the worldwide income of multinational companies. As part of the OECD’s BEPS project, over 130 member jurisdictions of the OECD Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalisation of the Economy, which includes a reallocation of taxing rights among jurisdictions and a global minimum tax rate of 15%. On January 5, 2026, the OECD announced agreement over the “side-by-side” package, which would exempt U.S. multinationals from some of the BEPS project rules (including the 15% global minimum tax). As a result of these developments, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and therefore could materially adversely affect our business, financial condition, results of operations and cash flows.

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
Our primary revolving credit facility is a senior secured asset-based revolving credit facility (as amended, the “2023 ABL Credit Facility”), comprised of a U.S. facility, a Canadian facility and a United Kingdom/Dutch facility, in each case subject to borrowing base availability under the applicable facility. We also maintain a Japan asset-based revolving credit facility, subject to borrowing base availability (as amended, the “2025 Japan ABL Credit Facility”). The amounts outstanding under the 2023 ABL Credit Facility are secured by a first priority lien on certain assets, including cash (to the extent pledged by us), certain intellectual property, certain eligible real estate, inventory and accounts receivable of the Company and its subsidiaries in the United States, Canada, the Netherlands and the United Kingdom (other than certain excluded subsidiaries) and a second-priority lien on substantially all of the Company’s and its subsidiaries’ other assets (other than certain excluded assets). The amounts outstanding under the 2025 Japan ABL Credit Facility are secured by certain assets, including eligible inventory and eligible accounts receivable. The maximum availability under the 2023 ABL Credit Facility fluctuates with the general seasonality of the business, and increases and decreases with the changes in our and our applicable subsidiaries’ assets that are included in the applicable borrowing base, including certain inventory and accounts receivable balances, pledged cash, certain intellectual property and certain eligible real estate.
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

The 2023 ABL Credit Facility, the 2025 Japan ABL Credit Facility and the 2023 Term Loan B (collectively, the “Facilities”) include certain restrictions including, among other things, restrictions on the incurrence of additional debt, liens, dividends, stock repurchases and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Such limitations include restrictions on the amount we can pay in annual cash dividends, including meeting certain restrictions on the amount of additional indebtedness and, in the case of the 2023 ABL Credit Facility, requirements to maintain a certain fixed charge coverage ratio under certain circumstances. If we experience a decline in revenues or adjusted EBITDA, we may have difficulty paying interest and principal amounts due on our Facilities or other indebtedness and meeting certain of the financial covenants contained in the 2023 ABL Credit Facility. If we are unable to make required payments under any of the Facilities, or if we fail to comply with the various covenants and other requirements of any of the Facilities or other indebtedness, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, which may also result in a cross-default under other Facilities or other indebtedness. Any default under any of the Facilities or other indebtedness could have a significant adverse effect on our liquidity, business, operating results and financial condition and ability to make any dividend or other payments on our capital stock. See Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of the terms of the 2023 ABL Credit Facility, the 2025 Japan ABL Credit Facility and the 2023 Term Loan B.
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
We may need to raise additional funds from time to time in order to take advantage of opportunities, including the expansion of our business or the acquisition of complementary products, technologies or businesses; develop new products or expand existing lines of business; or respond to competitive pressures.
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
Our indebtedness outstanding under certain of our credit facilities, including the 2023 ABL Credit Facility, the 2025 Japan ABL Credit Facility and the 2023 Term Loan B, bears interest at variable rates. As a result, increases in interest rates increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. Increased interest rates could also make it difficult for us to obtain financing at attractive rates, which could adversely impact our ability to execute our growth strategy or future acquisitions. Additionally, rising interest rates could have a dampening effect on overall economic activity, which could have an adverse effect on our business.

Goodwill and intangible assets represent a significant portion of our total assets, including without limitation, our Topgolf investment, and any impairment of these assets could negatively impact our results of operations and shareholders’ equity.
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
An asset is considered to be impaired when its carrying value exceeds its fair value. We determine the fair value of an asset based upon the discounted cash flows expected to be realized from the use and ultimate disposition of the asset. If in conducting an impairment evaluation we determine that the carrying value of an asset exceeded its fair value, we would be required to record a non-cash impairment charge for the difference between the carrying value and the fair value of the asset. If a significant amount of our goodwill and intangible assets were deemed to be impaired, our results of operations and shareholders’ equity would be significantly adversely affected. In particular, with respect to our Topgolf investment, if Topgolf’s performance were to deteriorate for any reason, or if Topgolf were to incur losses, the value of our investment could decline, and we could be required to record non‑cash charges, including impairments, that would adversely affect our results of operations and shareholders’ equity.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 7. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition; allowance for doubtful accounts; inventories; long-lived assets, goodwill and non-amortizing intangible assets; warranty policy; income taxes; share-based compensation; and foreign currency translation. Our financial condition and results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.
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
Our cybersecurity risk management program is integrated into our overall risk management program, and shares common reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas. Key elements of our cybersecurity risk management program include but are not limited to the following:
•risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
•a cybersecurity team principally responsible for managing our (1) cybersecurity risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents;
•the use of external service providers and software, where appropriate, to monitor, assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees;
•a global incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers and suppliers.
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
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.
The Audit Committee receives reports from management on our cybersecurity risks, no less than annually. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program.
Our management team, led by our Chief Information Security Officer (CISO) and supported by leaders from our Global Information Technology, Information Security, and Information Technology Compliance organizations, oversees the assessment and management of material risks associated with cybersecurity threats. This includes directing our comprehensive cybersecurity risk management program, supervising internal cybersecurity personnel, and collaborating with external cybersecurity consultants to maintain a robust and adaptive security posture, as well as strengthening our cybersecurity framework and ensuring alignment with evolving regulatory requirements and industry best practices. These efforts underscore our commitment to proactively managing risks and safeguarding critical assets in an increasingly complex threat landscape.

Our CISO has over 15 years of experience overseeing cybersecurity strategy, risk management, cyber defense and regulatory compliance, including for a large casino and hospitality company and a large, nationwide health system. Additionally, our CISO holds the Certified Information Security Manager (CISM) credential. Our CISO is supported by a leadership team with over 75 years of combined experience and extensive expertise in cybersecurity, risk management, and compliance. Team members hold numerous globally recognized certifications, including Certified Information Systems Security Professional (CISSP) from ISC2, Certified Information Systems Manager (CISM) and Certified Information Systems Auditor (CISA) from ISACA, Security+ and Network+ from CompTIA, Github Advanced Security through Microsoft and Certified Ethical Hacker (C|EH) from EC-Council, among others.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants we engage; and alerts and reports produced by security tools deployed in the IT environment.
Item 2.    Properties
We conduct our business operations in both owned and leased properties. Our principal properties include executive offices, a golf club assembly facility, a golf ball manufacturing plant, warehousing and distribution, and sales offices.
Our principal executive offices are located in Carlsbad, California. We own two buildings that are utilized in our Carlsbad operations, which include our corporate offices, research and development, pro-tour club assembly, and our performance center.
We lease a majority of our primary offices utilized by our wholly-owned subsidiaries for the sale of our products in the United States and internationally located in the United Kingdom, Japan, Korea, China, Australia, Canada, Vietnam, and India.
We also lease various retail locations for the sale of our products. In the United States, we lease 63 retail locations for the sale of our TravisMathew-branded products. We also lease 21 retail locations in Japan for the sale of Callaway-branded products, in addition to two locations for the sale of TravisMathew products. In total we have 65 TravisMathew retail locations and 21 Callaway retail locations.
We lease our golf ball manufacturing plant in Chicopee, Massachusetts and golf club manufacturing facility in Monterrey, Mexico, and our distribution centers in Austin, Texas, Fort Worth, Texas, and Swindon, England.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed, and principally traded, on the New York Stock Exchange (“NYSE”). The symbol for our common stock is “CALY.” As of January 31, 2026, the number of holders of record of our common stock was 2,956.
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
The following graph presents a comparison of the cumulative total shareholder return of our common stock since December 31, 2020 to two indices: the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 1500 Consumer Discretionary Index (“S&P 1500 Consumer Discretionary”). The S&P 500 tracks the aggregate price performance of equity securities of 500 large-cap companies that are actively traded in the United States, and is considered to be a leading indicator of U.S. equity securities. The S&P 1500 Consumer Discretionary tracks the aggregate price performance of equity securities from companies included in the S&P 1500 Consumer Discretionary that are classified as members of the GICS® consumer discretionary sector. The graph assumes an initial investment of $100.00 at December 31, 2020 and reinvestment of all dividends in CALY stock on the dividend payable date.

	2020	2021	2022	2023	2024	2025
Callaway Golf Company (NYSE: CALY)	$100.00	$114.29	$82.26	$59.73	$32.74	$48.60
S&P 500	$100.00	$126.89	$102.22	$126.99	$156.59	$182.25
S&P 1500 Consumer Discretionary	$100.00	$124.44	$79.29	$110.34	$139.75	$145.70
Our cumulative total shareholder return is based upon the closing prices of our common stock on December 31, 2020, 2021, 2022, 2023, 2024 and 2025 of $24.01, $27.44, $19.75, $14.34, $7.86 and $11.67, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchase Programs
In May 2022, we announced that our Board of Directors authorized a $100.0 million share repurchase program (the “2022 Repurchase Program”) under which we were authorized to repurchase shares of our common stock in the open market or in private transactions, subject to our assessment of market conditions, buying opportunities, and compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as well as the terms of our credit facilities. The 2022 Repurchase Program did not require us to acquire a specific number of shares and was to remain in effect until completed or terminated by our Board of Directors. In January 2026, we announced that our Board of Directors authorized a new $200.0 million share repurchase program (the “2025 Repurchase Program”), which replaced the 2022 Repurchase Program and authorizes repurchases on the same terms. The 2025 Repurchase Program will remain in effect until completed or terminated by our Board of Directors.
During the fourth quarter of 2025, we did not repurchase any shares under the 2022 Repurchase Program, and approximately $35.5 million remained available under the 2022 Repurchase Program before it was replaced.
Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements, the related notes and the section “Important Notice to Investors Regarding Forward-Looking Statements” that appear herein. This section of this Annual Report on Form 10-K generally discusses: (i) 2025 and 2024 items and year-to-year comparisons between 2025 and 2024 and (ii) 2024 and 2023 items and year-to-year comparisons between 2024 and 2023 due to restatement of prior period amounts to reflect reporting for our discontinued operations.
Divestitures of Topgolf and Jack Wolfskin
In 2025, we executed a strategic realignment to focus on our core Golf Equipment and complementary soft goods businesses. On May 31, 2025, we sold the Jack Wolfskin business to a subsidiary of ANTA Sports Products Limited for approximately $290.0 million, net of cash retained and customary working capital adjustments. On November 17, 2025, we entered into a definitive agreement to sell a 60% stake in our Topgolf and Toptracer businesses to private equity funds managed by Leonard Green & Partners, L.P., at an equity value of approximately $1,100.0 million. The transaction closed effective January 1, 2026, with the Company retaining a 40% interest in Topgolf, which will be accounted for under the equity method. In connection with the sale and related financing transactions, we received approximately $800.0 million in net proceeds, after working capital adjustments and transaction expenses, subject to customary purchase price adjustments.
As a result of these divestitures, the operating results of Jack Wolfskin and Topgolf are reported in discontinued operations for all periods presented in this Form 10-K.
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
We record an estimate for anticipated returns at the time the sale is recognized. This estimate is based on historical returns data as well as current economic trends, changes in customer demands and the sell-through of products. If actual sales returns are significantly different than the recorded estimated amount, we may be exposed to material losses or gains. Assuming there had been a 10% increase over the recorded estimated sales returns reserve for the year ended December 31, 2025, pre-tax income would have decreased by approximately $6.4 million, net of the cost recovery of inventory.

Sell-through promotions such as price reductions and price concessions are short-term sales programs that are generally offered throughout the product’s life cycle, which is approximately two years, and are generally offered at the end of the product’s life cycle. We calculate an estimated rate related to these programs which is based on a combination of historical and forecasted data. We record a reduction to net sales using this rate at the time of the sale and monitor this rate against actual results and forecasted estimates. Adjustments to the rate are made as necessary in order to reflect the amount of consideration we expect to receive from our customers. If the actual amount of variable consideration is significantly different than our accrued estimates, we may be exposed to adjustments to revenue that could be material. Assuming there had been a 10% increase in the rate used to record sales program incentives, pre-tax income for the year ended December 31, 2025 would have decreased by approximately $1.5 million.
Excess and Obsolescence Reserves
Inventories are recorded at the lower of cost or net realizable value, which includes a reserve for excess, obsolete and/or unmarketable inventory. We estimate this reserve based upon current inventory levels, sales trends and historical experience as well as our estimates of market conditions and forecasts of future product demand, all of which are subject to change. In addition, we consider inventory aging, forecasted consumer demand and pricing, regulatory (USGA and R&A) rule changes, the promotional environment and technological obsolescence, all of which require a significant amount of assumptions and judgment. If these estimates are inaccurate or change, we may be exposed to adjustments to our inventory reserve which could materially impact our operating results. Assuming there had been a 10% increase in the inventory reserve for the year ended December 31, 2025, pre-tax income would have decreased by approximately $2.1 million.
Business Combinations
We apply the guidance within Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, when accounting for our acquisitions to determine whether a transaction is the acquisition of assets, or the acquisition of a business on the date of the acquisition. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Additionally, the acquisition of a business requires us to make significant estimates and judgments when assigning fair value to any assets and liabilities assumed. We may use, amongst other things, certain estimates related to expected future revenues, growth rates, cash flows, discount rates and uncertain tax positions and valuation allowances to assign a value to certain acquired assets. If we receive new information within the 12 month allowable measurement period about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date, we may adjust the purchase price allocation in the reporting period in which the amounts are determined. Any subsequent adjustments recorded after the conclusion of the allowable 12 month measurement period or final determination of the values of assets acquired or liabilities assumed are recorded to our consolidated statements of operations.
Our estimates of fair value are based upon assumptions we believe to be reasonable at that time, but which are inherently uncertain and unpredictable. As a result, actual results may differ from estimates.
Assets Held for Sale and Discontinued Operations
A business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the business is available for immediate sale in its present condition and an active program to locate a buyer has been initiated. Additionally, the sale must be probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate it is unlikely significant changes to the plan will be made or the plan will be withdrawn. A business classified as held for sale is recorded at the lower of (i) its carrying amount and (ii) estimated fair value less costs to sell. When the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized and updated each reporting period as appropriate. Assets held for sale are not further depreciated or amortized once such a determination is reached.
The results of operations of businesses classified as held for sale are reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. When a business is identified for discontinued operations reporting: (i) results for prior periods are retrospectively reclassified as discontinued operations; (ii) results of operations are reported in a single line, net of tax, in the consolidated statement of operations; and (iii) assets and liabilities are retrospectively reclassified as assets and liabilities of discontinued operations in the consolidated balance sheets starting in the period in which the business is classified as held for sale.

During 2025, we entered into an agreement to sell a 60% stake in the Topgolf and Toptracer businesses and we completed a sale of 100% of the outstanding equity interests of the Jack Wolfskin business. We determined the disposals represent a strategic shift that will have a major effect on our operations and financial results. As such, the results of Topgolf and Jack Wolfskin are presented as discontinued operations in the consolidated statements of operations for all periods presented and their related assets and liabilities as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets for all periods presented. We ceased depreciating and amortizing our long-lived assets and intangible assets for both the Topgolf and Jack Wolfskin businesses when they met the held for sale criteria, which primarily includes property and equipment, right-of-use assets and amortizing intangible assets. In addition, we determined that the carrying amount of the Topgolf disposal group exceeded its fair value less cost to sell, which was determined using the equity value of Topgolf in connection with the sale, and recorded a write-down on the related assets and liabilities of $143.1 million within discontinued operations, net of tax on the consolidated statement of operations. Also, in connection with the sale of the Jack Wolfskin business, we recognized a pre-tax loss of $26.2 million. See Note 4. “Discontinued Operations” in the Notes to Consolidated Financial Statements in this Form 10-K for additional information.
Impairment of Goodwill and Intangible Assets
In accordance with FASB ASC 350, Intangibles—Goodwill and Other, we evaluate the recoverability of our goodwill and indefinite-lived intangible assets at least annually or more frequently whenever indicators are present that the carrying amounts of these assets may not be fully recoverable. To determine fair value, we use discounted cash flow estimates, quoted market prices, royalty rates when available and independent appraisals as appropriate. These estimates are subjective in nature and involve significant uncertainties and judgments. We use our best judgment based on current facts and circumstances related to our business when making these estimates, however, if actual results are not consistent with our estimates and assumptions used in calculating future cash flows and asset fair values, we may be exposed to impairment losses that could be material. An impairment loss is measured as the excess of the carrying amount of the asset over its estimated fair value. An impairment loss is recorded as a reduction to the carrying value of the asset and a charge to earnings in the period in which the impairment loss occurred.
We perform our goodwill impairment assessment at the reporting unit level using a combination of an income approach and a market approach. The income approach valuation method requires us to make projections of revenue, gross margin, operating expenses, and working capital over a multi-year period, and also includes weighted-average cost of capital estimates, which reflect the relative risk of an investment. The market approach valuation method determines fair value by utilizing earnings multiples of comparable public companies or interests, which reflect the market in which each relative reporting unit operates, as well as recent comparable market transactions. We did not record any impairments on goodwill during the year ended December 31, 2025.
For our indefinite-lived intangible assets, which primarily consist of our trade names, we estimate fair value based on an income approach using the relief-from-royalty method which assumes that, in lieu of ownership, a third-party would be willing to pay a royalty in order to derive a benefit from the trade name. This approach includes reviewing current licensing agreements, market benchmarking and performing branded product profitability assessments, among other factors, to assign an estimated royalty rate. Once a royalty rate is assigned, a discount rate is applied to the estimated future cash flows of the asset in order to determine the fair value of the trade names. As a result of our intangible asset impairment assessment performed as of December 31, 2025, we determined that the fair value of our Topgolf tradename was impaired, and as a result, we recorded an impairment loss of $284.0 million to write down the Topgolf tradename to its new estimated fair value. See Note 4. “Discontinued Operations” in the Notes to Consolidated Financial Statements in this Form 10-K for additional information.
Income Taxes
Our income tax provision/benefit and related income tax assets and liabilities are based on a combination of actual and expected future income, U.S. federal and foreign statutory income tax rates, and tax regulations and planning opportunities in the jurisdictions in which we operate. Significant judgment is required when interpreting the applicable tax laws and regulations in such jurisdictions, evaluating our uncertain tax positions, and assessing the likelihood of realizing tax benefits. We accrue an amount for our estimate of additional tax liability, including interest and penalties in income tax provision, for any uncertain tax positions taken or expected to be taken in an income tax return. We review and update the accrual for uncertain tax positions as more definitive information becomes available. Actual results could differ from those judgments, and changes in judgments could materially affect our consolidated financial statements.

Certain income and expense items are accounted for differently for financial reporting and income tax purposes where tax regulations may require certain items to be included in our tax return at different times than when these items may be reflected in our financial statements. As a result, the income tax provision or benefit reflected in our consolidated statements of operations may differ from our tax returns filed with the applicable taxing authorities. These differences may be permanent or temporary, depending on their nature and the applicable tax regulations related to them, and as such, may create deferred income tax assets and liabilities, which are recognized on our consolidated balance sheet. Deferred income tax assets generally represent items that can be used as a tax deduction or credit in future tax returns for which we have already recorded a tax benefit in our consolidated statements of operations. We may record a valuation allowance to reduce our deferred income tax assets if, based on all available evidence, we believe that some portion of the tax benefit is not more likely than not to be realized.
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
Discussion of Non-GAAP Measures
In addition to the financial results contained in this report, which have been prepared and presented in accordance with GAAP, we have also included supplemental information concerning our financial results on a non-GAAP basis. This non-GAAP information includes the following:
•A constant currency measure on net sales in order to demonstrate the impact of foreign currency fluctuations on these results. This information represents an estimate for comparative purposes and is calculated by taking current period local currency results and translating them into U.S. dollars based on the foreign currency exchange rates for the applicable comparable prior period.
•Net income and diluted earnings per share excluding the non-cash amortization associated with acquired intangible assets, including acquired customer and distributor relationships and acquired developed technology related to our acquisitions of TravisMathew and OGIO (collectively, the “Acquisitions”). While the amortization of these assets is excluded from our calculation of non-GAAP net income, the revenue, operating costs and associated acquired assets that contribute to the revenue generation associated with these acquired companies is reflected in our calculation of non-GAAP net income.
•Net income and diluted earnings per share excluding certain non-cash and non-recurring charges, as further detailed below. In addition, we have added back to certain of our non-GAAP results interest expenses relating to debt incurred at the corporate level that are categorized under discontinued operations in order to burden continuing operations with the full impact of the Company’s total term debt.
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
Tariffs
In 2025, the U.S. government implemented reciprocal tariffs on many countries, including many jurisdictions in which we do business. The U.S. government has announced and rescinded multiple tariffs on multiple foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of tariffs on economic conditions. The reciprocal tariffs implemented in 2025 increased the costs for our products, product components and raw materials, a significant amount of which we source from outside the United States, including Vietnam, Taiwan, Mexico, Bangladesh and other regions. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act of 1977 (“IEEPA”). Following the Supreme Court’s decision, President Trump stated that he intends to use other authorities to invoke other laws to collect tariffs and announced new tariffs on imports from all countries. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended. If the U.S. government or other governments levy additional tariffs, or if governments continue to generate uncertainty regarding tariffs, the adverse impacts to the costs for, and availability of, our products, product components and raw materials, may continue to increase. Further, retaliatory tariffs may increase the costs of selling our products in foreign jurisdictions. As a result of tariff costs, we may need to raise our prices to pass costs on to customers, which may not be possible, or may decrease customer demand for our products. The near- and long-term impacts from these tariffs on our business are difficult to predict and depend on the amount, duration, scope and nature of the increases, however, we do expect tariffs to have a negative impact on our business and results of operations in and beyond 2026. We are actively monitoring the impact of any further tariffs that become effective, as well as any potential retaliatory actions by other countries, and are continuing to look for ways to mitigate these higher costs, including continuing to optimize operations and accelerating existing cost reduction and margin improvement programs. Nonetheless, the increases in U.S. and other countries’ tariffs could have a material adverse effect on our financial condition and results of operations, including as a result of higher inflation in the markets in which we operate, an economic slowdown or general economic uncertainty.
Foreign Currency
A significant portion of our business is conducted outside of the United States in currencies other than the U.S. dollar. Therefore, we enter into foreign currency forward contracts to mitigate the effects that changes in foreign currency rates may have on our financial results. While these foreign currency forward contracts can mitigate the effects of changes in foreign currency rates in the short-term, they do not eliminate those effects, which can be significant, and they do not mitigate their effects over the long-term. These effects include (i) the translation of results denominated in foreign currency into U.S. dollars for reporting purposes, (ii) the mark-to-market adjustments of certain intercompany balance sheet accounts denominated in foreign currencies and (iii) the mark-to-market adjustments of our foreign currency forward contracts. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct business. Fluctuations in foreign currencies had a favorable impact on international net sales of $0.6 million for the year ended December 31, 2025, relative to the same period in the prior year, on a constant currency basis.

Inflation
Inflationary pressure may contribute to the increase in the cost of our products as well as operating costs. While we generally may be able to minimize the impact of inflationary pressures through higher prices or other initiatives, the length and severity of these conditions are unpredictable, and should conditions persist and/or worsen, such inflationary pressures may have an adverse effect on our operating expenses. Further, we may not be able to offset these increased costs through price increases. As a result, our cash flows and results of operations could be adversely affected.
Segment and Related Information
Our products, services and brands are reported under two operating segments: Golf Equipment, which includes the operations of our golf clubs and golf balls business; and Apparel, Gear and Other, which includes the operations of our soft goods business marketed under the Callaway, TravisMathew and OGIO brand names. For further detail related to our operating segments, products and seasonality, see “Part I, Item 1. Business – Overview” in this Form 10-K.

Results of Operations for Fiscal Year 2025 Compared to Fiscal Year 2024
We have reclassified certain prior-year amounts to conform to the current year’s presentation. Unless otherwise specified, our discussion below reflects continuing operations only. Prior period financial information related to discontinued operations has been reclassified and separately presented in the consolidated financial statements and accompanying notes to conform to the current period presentation.
Net sales and operating segment results (in millions, except percentages)
Net sales for the year ended December 31, 2025 decreased $17.6 million, or 0.8% as compared to the year ended December 31, 2024 due to a decrease in the Apparel, Gear and Other operating segment, impacted by soft macroeconomic conditions primarily in the U.S. and Asia, while Golf Equipment sales were approximately flat. Segment operating income decreased $25.3 million or 8.9% driven by declines in both our Apparel, Gear and Other and Golf Equipment operating segment.

	Year Ended December 31,		Increase/(Decrease)		Non-GAAP Constant Currency Growth 2025 vs. 2024 (1)
	2025	2024	Dollars	Percent	Percent
Net sales:
Golf clubs	$1,052.9	$1,060.9	$(8.0)	(0.8)%	(0.9)%
Golf balls	322.2	321.8	0.4	0.1%	0.1%
Golf Equipment	1,375.1	1,382.7	(7.6)	(0.5)%	(0.7)%
Apparel	398.8	405.6	(6.8)	(1.7)%	(1.3)%
Gear, accessories, & other	286.2	289.4	(3.2)	(1.1)%	(1.0)%
Apparel, Gear and Other	685.0	695.0	(10.0)	(1.4)%	(1.2)%
Total net sales	$2,060.1	$2,077.7	$(17.6)	(0.8)%	(0.9)%

Segment operating income (loss):
Golf Equipment	170.1	183.7	(13.6)	(7.4)%
Apparel, Gear and Other	87.8	99.5	(11.7)	(11.8)%
Total segment operating income (loss)	257.9	283.2	(25.3)	(8.9)%
Non-recurring items (2)	(6.0)	(8.4)	2.4	(28.6)%
Corporate costs and expenses (3)	(123.8)	(121.9)	(1.9)	1.6%
Total operating income	128.1	152.9	(24.8)	(16.2)%
Interest expense, net	(60.6)	(63.0)	2.4	(3.8)%
Other income, net	20.1	21.6	(1.5)	(6.9)%
Income (loss) from continuing operations before income taxes	$87.6	$111.5	$(23.9)	(21.4)%

(1) Calculated by applying 2024 exchange rates to 2025 reported sales in regions outside the U.S.
(2) Includes non-cash amortization of acquired intangible assets and non-recurring expenses primarily consisting of restructuring and reorganization charges, other non-recurring losses and costs associated debt modifications, the integration of new IT systems stemming from acquisitions, and non-recurring costs related to a cybersecurity incident.

(3) Corporate costs and expenses include corporate general and administrative expenses not utilized by management in determining segment profitability.
Golf Equipment
Net sales
During the year ended December 31, 2025, net sales in our Golf Equipment operating segment decreased $7.6 million (0.5%) compared to the same period in 2024 primarily due to declines in golf club sales related to packaged set volumes and soft market conditions in Korea.

Operating income
During the year ended December 31, 2025, Golf Equipment segment operating income decreased $13.6 million (7.4%) compared to the same period in 2024 primarily due to lower annual incentive compensation expense in 2024 and unfavorable impacts of approximately $22.0 million from tariffs, partially offset by an $8.2 million lease termination incentive received in Japan.
Apparel, Gear and Other
Net sales
During the year ended December 31, 2025, net sales in our Apparel, Gear and Other segment decreased $10.0 million (1.4%) compared to the same period in 2024, primarily due to a decline in sales of apparel and gear resulting from soft market conditions globally, partially offset by the continued expansion of TravisMathew product lines and the opening of new retail stores.
Operating income
During the year ended December 31, 2025, Apparel, Gear and Other segment operating income decreased $11.7 million (11.8%) as compared to the same period in 2024 primarily driven by the decline in net sales and the unfavorable impacts from tariffs, partially offset by a decline in operating expenses mostly driven by a lease termination incentive received in Japan combined with cost savings initiatives.
Sales by Geographic Region
We sell our Golf Equipment and Apparel, Gear and Other products in the United States and internationally, with our principal international regions being Europe and Asia. Apparel, Gear and Other product sales for our TravisMathew business are primarily concentrated in the United States.
Net sales by major geographic region for the periods presented below were as follows (in millions, except percentages):

	Year Ended December 31,		Increase/(Decrease)		Non-GAAP Constant Currency Growth
	2025	2024	Dollars	Percent	Percent
Net sales:
United States	$1,363.3	$1,381.1	$(17.8)	(1.3)%	(1.3)%
Europe	203.8	182.1	21.7	11.9%	8.7%
Asia	363.1	379.1	(16.0)	(4.2)%	(3.7)%
Rest of World	129.9	135.4	(5.5)	(4.1)%	(1.7)%
Total net sales	$2,060.1	$2,077.7	$(17.6)	(0.8)%	(0.9)%
United States
During the year ended December 31, 2025, net sales in the United States decreased $17.8 million (1.3%) compared to the year ended December 31, 2024. The decrease was primarily due to lower sales volumes of golf clubs and travel gear.
Europe
During the year ended December 31, 2025, net sales in Europe increased $21.7 million (11.9%) compared to the year ended December 31, 2024. The increase was primarily driven by increases in golf club and golf ball sales.
Asia
During the year ended December 31, 2025, net sales in Asia decreased $16.0 million (4.2%) compared to the year ended December 31, 2024. The decrease was primarily due to soft demand in the apparel market in Korea and Japan.

Rest of World
During the year ended December 31, 2025, net sales in Rest of World decreased $5.5 million (4.1%) compared to the year ended December 31, 2024. The decrease was primarily due to lower golf equipment sales in Canada and Australia combined with unfavorable foreign currency impacts.
Gross Profit (in millions, except percentages)

	Year Ended December 31,		Increase/(Decrease)
	2025	2024	Dollars	Percent
Net sales	$2,060.1	$2,077.7	$(17.6)	(0.8)%
Cost of sales	1,192.5	1,190.7	1.8	0.2%
Gross profit	$867.6	$887.0	$(19.4)	(2.2)%
Gross margin	42.1%	42.7%
Cost of sales
Our cost of sales is variable in nature and fluctuates relative to sales volumes. Cost of sales includes raw materials and component costs, direct labor and manufacturing overhead, inbound freight, duties, tariffs and shipping charges, and depreciation and amortization directly related to manufacturing and distribution.
Gross profit and gross margin
During the year ended December 31, 2025, gross profit decreased by $19.4 million (2.2%) as compared to the year ended December 31, 2024. Gross profit as a percent of net sales (“gross margin”) decreased to 42.1% for the year ended December 31, 2025 compared to 42.7% for the year ended December 31, 2024. The decrease in gross profit is primarily due to lower sales in our Apparel, Gear and Other and Golf Equipment operating segments combined with the decrease in gross margins from the unfavorable impacts of tariffs.
Operating Expenses (in millions, except percentages)

	Year Ended December 31,		Increase/(Decrease)
	2025	2024	Dollars	Percent
Operating expenses:
Selling, general and administrative expense	$674.0	$670.0	$4.0	0.6%
Research and development expense	65.5	64.1	1.4	2.2%
Total operating expenses	$739.5	$734.1	$5.4	0.7%
Selling, general and administrative expense
Selling, general and administrative (“SG&A”) expenses primarily consist of employee costs, advertising and promotional expense, legal and professional fees, tour expenses, travel expenses, building and rent expenses, depreciation and amortization charges (excluding those related to manufacturing and distribution), and other miscellaneous expenses.
During the year ended December 31, 2025, SG&A expenses increased by $4.0 million (0.6%) as compared to the year ended December 31, 2024. The increase was primarily due to increases in employee costs due to a lower annual cash incentive compensation expense paid in 2024 and increased tour expenses from signing and win bonuses, partially offset by a $12.0 million gain recognized from a lease termination incentive in the first quarter of 2025 in Japan and reductions in spend on professional fees and cost savings initiatives.
Research and development expense
Research and development expenses are comprised of costs to design, develop, test or improve our products and technology, and primarily include employee costs of personnel engaged in research and development activities, research costs and depreciation expense.
During the year ended December 31, 2025, research and development expense increased $1.4 million (2.2%) as compared to the year ended December 31, 2024. The increase was primarily due to higher annual incentive compensation expense partially offset by a decrease in professional fees.

Other Income and Expense (in millions, except percentages)

	Year Ended December 31,		Increase/(Decrease)
	2025	2024	Dollars	Percent
Other income and expenses:
Interest expense, net	$(60.6)	$(63.0)	$2.4	(3.8)%
Other income, net	20.1	21.6	(1.5)	(6.9)%
Total other expense, net	$(40.5)	$(41.4)	$0.9	(2.2)%
Other Income and Expense
Interest expense
Interest expense, net decreased $2.4 million (3.8%) during the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to decreased interest expense on our term loan as a result of the debt repricing that took place during the first quarter of 2024 combined with lower outstanding balances resulting from a $50.0 million discretionary repayment made during the second quarter of 2024.
Other income
Other income, net decreased by $1.5 million (6.9%) during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to an unfavorable change in net losses and gains from foreign currency transactions and hedging activity, partially offset by increased dividend income on our money market accounts.
Income Taxes
Income tax expense
Our income tax expense increased $30.7 million to $48.8 million during the year ended December 31, 2025 as compared to $18.1 million in 2024. As a percentage of pre-tax income, our effective tax rate for the year ended December 31, 2025 increased to 55.7% compared to 16.2% in 2024.
Effective tax rate
Our effective tax rate for the year ended December 31, 2025 was higher primarily due to an increase in our valuation allowance against certain deferred tax assets combined with an increase in global minimum taxes. Excluding the impact of the increased valuation allowance and global minimum taxes in 2025, our effective tax rate would have been 19.2% and 13.3% for the years ended December 31, 2025 and 2024, respectively.
For further discussion on our income taxes, see Note 12. “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.
Discontinued Operations
Our loss from discontinued operations improved $1,093.0 million to a loss of $448.1 million during the year ended December 31, 2025, as compared to a loss of $1,541.1 million in 2024. The improvement was primarily due to $1,168.0 million decrease in goodwill and trade name impairment charges related to the Topgolf business and a $55.0 million increase in income tax benefit, partially offset by a $143.1 million loss on sale of Topgolf. Additionally, due to the amendment of our Term Loan B requiring a mandatory repayment of $500.0 million upon the consummation of the sale of Topgolf, we attributed a portion of the interest expense incurred on our Term Loan B to discontinued operations. Accordingly, for the years ended December 31, 2025 and 2024, we allocated interest expense of $38.1 million and $43.5 million, respectively, from continuing operations to discontinued operations.
For further discussion on our discontinued operations, see Note 4. “Discontinued Operations” in the Notes to Consolidated Financial Statements in this Form 10-K.

Net Income, Diluted Earnings Per Share and Reconciliation of Non-GAAP Measures
The following table presents a reconciliation of our GAAP results for the years ended December 31, 2025 and 2024 to our non-GAAP results for the same periods (in millions, except per share information):

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Net Income From Continuing Operations	Diluted Earnings (Loss) per share (4) (5)	Net Income From Continuing Operations	Diluted Earnings (Loss) per share (4) (5)
GAAP net income from continuing operations	$38.8	$0.21	$93.4	$0.50
Non-cash amortization of acquired intangibles (1)	(0.5)	—	(0.5)	—
Interest expense and non-recurring items (2)	24.9	0.13	23.6	0.13
Tax valuation allowance (3)	(24.0)	(0.13)	—	—
Non-GAAP net income from continuing operations	$38.4	$0.21	$70.3	$0.38
GAAP diluted weighted-average shares outstanding		185.7		199.3
Non-GAAP diluted weighted-average shares outstanding		185.7		184.6

(1) Includes the amortization of acquired intangible assets, including customer and distributor relationships, reacquired distribution rights and acquired developed technology related to our Acquisitions. See “Discussion of Non-GAAP Measures” for more information.

(2) 2025 and 2024 amounts include the addition of $38.2 million and $43.5 million, respectively, of term loan interest expense that was incurred at the corporate level and included in discontinued operations in order to burden continuing operations with the effect of total term loan interest expense. In addition, 2025 reflects the exclusion of $5.5 million of restructuring charges, and 2024 reflects the exclusion of $4.7 million in charges related to our 2024 debt repricing, $1.2 million of restructuring charges, $2.1 million in IT integration and implementation costs primarily related to the merger with Topgolf, $1.4 million in costs related to a cybersecurity incident, and $1.3 million of costs incurred to centralize warehousing and distribution operations to achieve synergies in connection with our acquisitions.

(3) Represents valuation allowances established on certain U.S. deferred tax assets related to continuing operations in connection with the sale of our Topgolf business.
(4) Diluted earnings per share is calculated using the if-converted method, which excludes interest expense related to the Convertible Notes from the calculation of net income in periods where income is reported. During the year ended December 31, 2025, GAAP and Non-GAAP diluted weighted-average shares outstanding exclude the impact of the Convertible Notes, which were anti-dilutive for the period. During the year ended December 31, 2024, Non-GAAP diluted weighted-average shares outstanding exclude the impact of the Convertible Notes, which were anti-dilutive for the period.

(5) When aggregated, diluted earnings per share amounts may not be additive due to rounding.
GAAP net income from continuing operations
Net income from continuing operations after taxes and diluted earnings per share for the year ended December 31, 2025 were $38.8 million and $0.21 per share, respectively, as compared to net income from continuing operations and diluted earnings per share of $93.4 million and $0.50 per share, respectively, for the year ended December 31, 2024. The decrease in net income from continuing operations was primarily due to a decrease in income from continuing operations as a result of lower net sales and unfavorable impacts of tariffs, in addition to an increase in the income tax provision from establishing valuation allowances on certain U.S. deferred tax assets.
Non-GAAP net income from continuing operations
On a non-GAAP basis, excluding the items described in the table above, our net income and diluted earnings per share for the for the year ended December 31, 2025 would have been $38.4 million and $0.21 per share, respectively, compared to $70.3 million and $0.38 per share, respectively, for the same period in 2024. The decrease in non-GAAP net income was primarily due to a decrease in income from continuing operations resulting from lower net sales combined with the unfavorable impact of tariffs, in addition to an increase in the income tax provision from establishing valuation allowances on certain U.S. deferred tax assets.
Results of Operations for Fiscal Year 2024 Compared to Fiscal Year 2023
We have reclassified certain prior-year amounts to conform to the current-year’s presentation. Unless otherwise specified, our discussion below reflects continuing operations only. Prior period financial information, related to discontinued operations, has been reclassified and separately presented in the consolidated financial statements and accompanying notes to conform to the current period presentation.

Net sales and operating segment results (in millions, except percentages)
Net sales for the year ended December 31, 2024 decreased $55.0 million or 2.6% (1.6% on a constant currency basis) as compared to the year ended December 31, 2023 due primarily to a (13.1)% decline in our Apparel, Gear and Other operating segment. Segment operating income decreased $45.0 million or 13.7% primarily due to decreases in our Apparel, Gear and Other operating segment and our Golf Equipment operating segment.

			Increase/(Decrease)		Non-GAAP Constant Currency Growth 2024 vs. 2023 (1)
	2024	2023	Dollars	Percent	Percent
Net sales:
Golf clubs	$1,060.9	$1,073.4	$(12.5)	(1.2)%	—%
Golf balls	321.8	314.5	7.3	2.3%	2.7%
Golf Equipment	1,382.7	1,387.9	(5.2)	(0.4)%	0.6%
Apparel	405.6	411.7	(6.1)	(1.5)%	(0.2)%
Gear, accessories, & other	289.4	333.1	(43.7)	(13.1)%	(12.4)%
Apparel, Gear and Other	695.0	744.8	(49.8)	(6.7)%	(5.7)%
Total net sales	$2,077.7	$2,132.7	$(55.0)	(2.6)%	(1.6)%

Segment operating income:
Golf Equipment	183.7	193.4	(9.7)	(5.0)%
Apparel, Gear and Other	99.5	134.8	(35.3)	(26.2)%
Total segment operating income	283.2	328.2	(45.0)	(13.7)%
Non-recurring items (2)	(8.4)	(14.4)	6.0	(41.7)%
Corporate costs and expenses (3)	(121.9)	(119.7)	(2.2)	1.8%
Total operating income	152.9	194.1	(41.2)	(21.2)%
Interest expense, net	(63.0)	(70.7)	7.7	(10.9)%
Other income, net	21.6	6.1	15.5	254.1%
Income from continuing operations before income taxes	$111.5	$129.5	$(18.0)	(13.9)%

(1) Calculated by applying 2023 exchange rates to 2024 reported sales in regions outside the U.S.
(2) Includes non-cash amortization of acquired intangible assets and non-recurring expenses primarily consisting of restructuring and reorganization charges, other non-recurring losses and costs associated debt modifications, the integration of new IT systems stemming from acquisitions, and non-recurring costs related to a cybersecurity incident.

(3) Corporate costs and expenses include corporate general and administrative expenses not utilized by management in determining segment profitability.
Golf Equipment
Net sales
During the year ended December 31, 2024, net sales in our Golf Equipment operating segment decreased $5.2 million (0.4%) compared to the same period in 2023 primarily due to unfavorable changes in foreign currency exchange rates.
Operating income
During the year ended December 31, 2024, Golf Equipment segment operating income decreased $9.7 million (5.0%) compared to the same period in 2023 primarily due to softer market conditions in Korea combined with higher freight costs and unfavorable foreign currency exchange rates.

Apparel, Gear and Other
Net sales
During the year ended December 31, 2024, net sales in our Apparel, Gear and Other operating segment decreased $49.8 million (6.7%) compared to the same period in 2023, primarily due to decreases in sales of Callaway and TravisMathew soft goods. The decrease in sales for Callaway soft goods was primarily due to softer market conditions in Korea combined with the impact of unfavorable foreign currency exchange rates primarily in Japan. The decrease at TravisMathew was primarily due to an expected decrease in corporate channel sales resulting from a sell-in to a distribution partner during the first quarter of 2023, which did not recur in 2024. These declines were partially offset by direct-to-consumer growth in the retail and e-commerce channels at TravisMathew due to product line expansion and the opening of new retail stores.
Operating income
During the year ended December 31, 2024, Apparel, Gear and Other segment operating income decreased $35.3 million (26.2%) compared to the same period in 2023 primarily driven by decreases in sales and operating expense deleverage.
Sales by Geographic Region
We sell our Golf Equipment and Apparel, Gear and Other products in the United States and internationally, with our principal international regions being Europe and Asia. Apparel, Gear and Other product sales for our TravisMathew business are primarily concentrated in the United States.
Net sales by major geographic region for the periods presented below were as follows (in millions, except percentages):

			Increase/(Decrease)		Non-GAAP Constant Currency Growth
	2024	2023	Dollars	Percent	Percent
Net sales:
United States	$1,381.1	$1,395.7	$(14.6)	(1.0)%	(1.0)%
Europe	182.1	173.4	8.7	5.0%	3.5%
Asia	379.1	436.6	(57.5)	(13.2)%	(7.9)%
Rest of World	135.4	127.0	8.4	6.6%	7.6%
Total net sales	$2,077.7	$2,132.7	$(55.0)	(2.6)%	(1.6)%
United States
During the year ended December 31, 2024, net sales in the United States decreased $14.6 million (1.0%) compared to the year ended December 31, 2023. The decrease was primarily due to a decline in sales of TravisMathew products in the corporate wholesale channel.
Europe
During the year ended December 31, 2024, net sales in Europe increased $8.7 million (5.0%) compared to the year ended December 31, 2023. The increase was primarily driven by increases in golf club sales.
Asia
During the year ended December 31, 2024, net sales in Asia decreased $57.5 million (13.2%) compared to the year ended December 31, 2023. The decrease was primarily due to softer demand in the apparel market in Korea combined with the unfavorable impact of changes in foreign currency both in Japan and Korea.

Rest of World
During the year ended December 31, 2024, net sales in Rest of World increased $8.4 million (6.6%) compared to the year ended December 31, 2023. The increase was primarily due to strong performance in Australia and Canada for our Golf Equipment and Apparel, Gear and Other products, partially offset by the unfavorable impact of changes in foreign currencies.
Gross Profit (in millions, except percentages)

	Year Ended December 31,		Increase/(Decrease)
	2024	2023	Dollars	Percent
Net sales	$2,077.7	$2,132.7	$(55.0)	(2.6)%
Cost of sales	1,190.7	1,205.6	(14.9)	(1.2)%
Gross profit	$887.0	$927.1	$(40.1)	(4.3)%
Gross margin	42.7%	43.5%
Cost of sales
Our cost of sales is variable in nature and fluctuates relative to sales volumes. Cost of sales includes raw materials and component costs, direct labor and manufacturing overhead, inbound freight, duties and shipping charges, and depreciation and amortization.
Gross profit and gross margin
During the year ended December 31, 2024, gross profit decreased by $40.1 million (4.3%) as compared to the year ended December 31, 2023. Gross margin decreased to 42.7% for the year ended December 31, 2024 compared to 43.5% for the year ended December 31, 2023. The decrease in gross profit is primarily due to lower sales in our Apparel, Gear and Other and Golf Equipment operating segments combined with the decrease in gross margins due to unfavorable impacts from freight and shipping charges.
Operating Expenses (in millions, except percentages)

			Increase/(Decrease)
	2024	2023	Dollars	Percent
Operating expenses:
Selling, general and administrative expense	$670.0	$671.2	$(1.2)	(0.2)%
Research and development expense	64.1	61.8	2.3	3.7%
Total operating expenses	$734.1	$733.0	$1.1	0.2%
Selling, general and administrative expense
Selling, general and administrative (“SG&A”) expenses primarily consist of employee costs, advertising and promotional expense, legal and professional fees, tour expenses, travel expenses, building and rent expenses, depreciation and amortization charges (excluding those related to manufacturing and distribution), and other miscellaneous expenses.
During the year ended December 31, 2024, SG&A expenses decreased by $1.2 million (0.2%) as compared to the year ended December 31, 2023. The decrease was primarily a $6.7 million decrease in tour player expenses and ambassador endorsement agreements and planned decreases in television and digital advertising expenditures related to cost savings initiatives. The decreases were partially offset by incremental lease expenses related to the expansion of our TravisMathew business and increases in computer software and licensing costs.
Research and development expense
Research and development expenses are comprised of costs to design, develop, test or improve our products and technology, and primarily include employee costs of personnel engaged in research and development activities, research costs and depreciation expense.

During the year ended December 31, 2024, research and development expense increased $2.3 million (3.7%) as compared to the year ended December 31, 2023. The increase was primarily due to increases in computer software and license-related costs and increases in professional fees.
Other Income and Expense (in millions, except percentages)

			Increase/(Decrease)
	2024	2023	Dollars	Percent
Other income and expenses:
Interest expense, net	$(63.0)	$(70.7)	$7.7	(10.9)%
Other income, net	21.6	6.1	15.5	n/m
Total other expense, net	$(41.4)	$(64.6)	$23.2	(35.9)%
Other Income and Expense
Interest expense
Interest expense, net decreased $7.7 million (10.9%) during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to decreased interest expense on our term loan as a result of the debt repricing that took place during the first quarter of 2024.
Other income
Other income, net increased by $15.5 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to increased dividend income from our money market accounts, a dividend received from our investment in Full Swing, and a decrease in transactional losses from repricing our long-term debt in 2024, partially offset by an unfavorable change in foreign currency transactions and hedging activity.
Income Taxes
Income tax expense
Our income tax expense decreased $11.9 million to $18.1 million during the year ended December 31, 2024 as compared to $30.0 million in 2023. As a percentage of pre-tax income, our effective tax rate for the year ended December 31, 2024 decreased to 16.2% compared to 23.2% in 2023.
Effective tax rate
Our effective tax rate for the year ended December 31, 2024 was lower primarily due to various domestic and foreign taxes in 2023 that did not recur in 2024.
For further discussion on our income taxes, see Note 12. “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.
Discontinued Operations
Our loss from discontinued operations increased $1,536.6 million to $1,541.1 million during the year ended December 31, 2024, as compared to $4.5 million in 2023, primarily due to a $1,452.0 million impairment loss on goodwill and intangible assets associated with the Topgolf business recognized in 2024, combined with a $46.7 million reduction in income tax benefits and an increase in interest expense. Additionally, due to the amendment of our Term Loan B requiring a mandatory repayment of $500.0 million upon the consummation of the sale of Topgolf, we attributed a portion of the interest expense incurred on our Term Loan B to discontinued operations. Accordingly, for the years ended December 31, 2024 and 2023, we allocated interest expense of $43.5 million and $36.8 million, respectively, from continuing operations to discontinued operations.
For further discussion on our discontinued operations, see Note 4. “Discontinued Operations” in the Notes to Consolidated Financial Statements in this Form 10-K.

Net Income, Diluted Earnings Per Share and Reconciliation of Non-GAAP Measures
The following table presents a reconciliation of our GAAP results for the years ended December 31, 2024 and 2023 to our non-GAAP results for the same periods (in millions, except per share information):

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Net Income From Continuing Operations	Diluted Earnings (loss) per share (4) (5)	Net Income From Continuing Operations	Diluted Earnings (loss) per share (4) (5)
GAAP net income from continuing operations	$93.4	$0.50	$99.5	$0.53
Non-cash amortization of acquired intangibles (1)	(0.5)	—	(2.6)	(0.01)
Interest expense and non-recurring items (2)	23.6	0.13	11.5	0.05
Tax valuation allowance (3)	—	—	58.3	0.31
Non-GAAP net income from continuing operations	$70.3	$0.38	$32.3	$0.17
GAAP diluted weighted-average shares outstanding		199.3		201.1
Non-GAAP diluted weighted-average shares outstanding		184.6		186.4

(1) Includes the amortization of acquired intangible assets, including customer and distributor relationships, reacquired distribution rights and acquired developed technology related to our Acquisitions. See “Discussion of Non-GAAP Measures” for more information.

(2) 2024 amounts primarily include the addition of $43.5 million of term loan interest expense that was incurred at the corporate level and included in discontinued operations in order to burden continuing operations with the effect of total term loan interest expense and the exclusion of $4.7 million in charges related to our 2024 debt repricing, $1.2 million of restructuring charges, $2.1 million in IT integration and implementation costs primarily related to the merger with Topgolf, $1.4 million in costs related to a cybersecurity incident, and $1.3 million of costs incurred to centralize warehousing and distribution operations to achieve synergies in connection with our acquisitions. 2023 amounts primarily include the addition of $36.8 million of term loan interest expense that was incurred at the corporate level and included in discontinued operations in order to burden continuing operations with the effect of total term loan interest expense and the exclusion of $13.7 million in total charges related to our 2023 debt modification, $4.2 million in IT integration and implementation costs and $2.4 million in costs related to a cybersecurity incident.

(3) Related to the release of tax valuation allowances that were recorded in connection with the merger with Topgolf.
(4) Diluted earnings per share is calculated using the if-converted method, which excludes interest expense related to the Convertible Notes from the calculation of net income in periods where income is reported. During the years ended December 31, 2024 and 2023, Non-GAAP diluted weighted-average shares outstanding exclude the impact of the Convertible Notes, which were anti-dilutive for the period.

(5) When aggregated, diluted earnings per share amounts may not be additive due to rounding.
GAAP net income from continuing operations
Net income from continuing operations and diluted earnings per share for the year ended December 31, 2024 was $93.4 million and $0.50 per share, respectively, as compared to net income from continuing operations and diluted earnings per share of $99.5 million and $0.53 per share, respectively, for the year ended December 31, 2023. The decline in net income from continuing operations was primarily due to the decreases in revenue from both of our operating segments, partially offset by a decrease in interest expense and income tax provision.
Non-GAAP net income from continuing operations
On a non-GAAP basis, excluding the items described in the table above, our net income from continuing operations and diluted earnings per share for the for the year ended December 31, 2024 would have been $70.3 million and $0.38 per share, respectively, compared to $32.3 million and $0.17 per share, respectively, for the same period in 2023. The increase in non-GAAP net income from continuing operations was primarily due to a $74.7 million decrease in income tax provision, partially offset by a $45.0 million decrease in segment operating income.

Financial Condition
Cash and cash equivalents
Our cash and cash equivalents increased $458.2 million to $903.2 million at December 31, 2025 from $445.0 million at December 31, 2024. The increase in cash and cash equivalents was primarily related to cash provided by operating activities of continuing operations of $219.7 million and cash provided by investing activities of continuing operations of $253.0 million which was driven by net proceeds from the sale of Jack Wolfskin of $286.0 million, partially offset by capital expenditures. The increases above were partially offset by net cash used in financing activities of continuing operations of $2.9 million. During the year ended December 31, 2025, we used our cash and cash equivalents to fund operations and purchase capital expenditures. We believe that our existing funds and existing sources of and access to capital and any future financings, as necessary, are adequate to fund our future operations. For further information related to our financing arrangements, see Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in Part IV, Item 15 and “Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K.
Accounts receivable
Our accounts receivable balance fluctuates throughout the year as a result of the general seasonality of our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, accounts receivable are generally the highest during the first and second quarters during the seasonal peak in the golf industry, and generally decline significantly during the third and fourth quarters as a result of an increase in cash collections combined with lower seasonal sales. With respect to our Apparel, Gear and Other business, accounts receivable balances for our TravisMathew business are generally unaffected by seasonality while accounts receivable balances for our Callaway and OGIO soft good brands are subject to the same general seasonality as our golf equipment business. As of December 31, 2025, our net accounts receivable decreased $14.0 million to $123.2 million from $137.2 million as of December 31, 2024. The decrease is primarily due to decreases in net sales.
Inventory
Our inventory balance fluctuates throughout the year as a result of the general seasonality of our Golf Equipment business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, the buildup of inventory generally begins during the fourth quarter and continues into the first quarter and beginning of the second quarter in order to meet increased demand during the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. With respect to our Apparel, Gear and Other business, inventory levels are generally unaffected by seasonality. Our inventory decreased by $2.9 million to $625.3 million as of December 31, 2025 compared to $628.2 million as of December 31, 2024. The decrease was primarily due to a decrease in in-transit inventory partially offset by buildup of inventory on hand to prepare for 2026 product launches.
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

Capital resources
As of December 31, 2025, we had $1,245.1 million in cash and availability under our credit facilities, which is an increase of $451.2 million or 57% compared to December 31, 2024. On January 2, 2026, we made a $1,000.0 million partial repayment on our 2023 Term Loan B with the proceeds we received from the sale of our 60% equity share in the Topgolf and Toptracer businesses combined with cash on hand. The repayment consisted of a $500.0 million mandatory repayment pursuant to an amendment to the 2023 Term Loan B that we entered into in December 2025 and an additional $500.0 million discretionary repayment. Immediately following the closing of the Topgolf transaction and the completion of the partial repayment on our 2023 Term Loan B, on January 2, 2026 we were in a net cash position with approximately $680.0 million in cash and cash equivalents and approximately $480.0 million in gross debt. Information about our credit facilities and long-term borrowings is presented in Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K and is incorporated herein by this reference.
As of December 31, 2025, approximately 10% of our cash was held in regions outside of the United States. We continue to maintain our indefinite reinvestment assertion with respect to most jurisdictions in which we operate because of local cash requirements to operate our business. If we were to repatriate cash to the United States outside of settling intercompany balances, we may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against our U.S. tax liability, if any. Additionally, we may need to pay certain state income taxes.
Significant cash obligations
We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements. The table below summarizes certain significant cash obligations as of December 31, 2025 that will affect our future liquidity (in millions):

	Payments Due By Period
	Total	2026	2027 - 2028	2029 - 2030	Thereafter
Debt (1)	$1,478.7	$775.6	$72.2	$628.8	$2.1
Interest payments (2)	209.6	52.6	100.1	56.6	0.3
Finance leases, including imputed interest (3)	0.9	0.3	0.4	0.2	—
Operating leases, including imputed interest (4)	297.9	36.1	65.8	58.5	137.5
Minimum lease payments for leases signed but not yet commenced (5)	12.9	0.7	2.1	2.5	7.6
Unconditional purchase obligations (6)	87.2	51.2	35.1	0.9	—
Uncertain tax contingencies (7)	1.3	—	0.5	—	0.8
Total	$2,088.5	$916.5	$276.2	$747.5	$148.3

(1) Excludes unamortized debt discounts, unamortized debt issuance costs, and fair value adjustments. Includes $44.7 million of outstanding ABL borrowings. For further details related to long-term debt, see Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K. On January 2, 2026, in connection with the sale of Topgolf, we made a $1,000.0 million partial repayment on our 2023 Term Loan B which consisted of a $500.0 million mandatory prepayment and a $500.0 million discretionary payment.

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

(5) Represents future minimum lease payments under lease agreements that have not yet commenced as of December 31, 2025 in relation to future TravisMathew retail stores. For further discussion, see Note 6. “Leases” in the Notes to Consolidated Financial Statements in this Form 10-K.

(6) During the normal course of our business, we enter into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, and intellectual property licensing agreements pursuant to which we are required to pay royalty fees. The amounts listed above approximate the minimum purchase obligations we are obligated to pay under these agreements over the next five years and thereafter as of December 31, 2025. The actual amounts paid under some of the agreements may be higher or lower than these amounts. In addition, we also enter into unconditional purchase obligations with various vendors and suppliers of goods and services during the normal course of business through purchase orders or other documentation or that are undocumented except for an invoice. For further details, see Note 13. “Commitments & Contingencies” in the Notes to Consolidated Financial Statements in this Form 10-K.

(7) Amounts represent current and non-current portions of uncertain income tax positions as recorded on our Consolidated Balance Sheets as of December 31, 2025. Amounts exclude uncertain income tax positions that we would be able to offset against deferred taxes. For further discussion, see Note 12. “Income Taxes” in the Notes to Consolidated Financial Statements in this Form 10-K.

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
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our financial condition. The fair value of these indemnities, commitments and guarantees that we issued during the 12 months ended December 31, 2025 was not material to our financial position, results of operations or cash flows.
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
As part of our risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which we were exposed at December 31, 2025 through our foreign currency forward contracts.
At December 31, 2025, the estimated maximum loss from our foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $8.9 million. We believe that such a hypothetical loss from our foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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

Interest Rate Fluctuations
We are exposed to interest rate risk from our credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 7. “Financing Arrangements” in the Notes to Consolidated Financial Statements in this Form 10-K. Our long-term borrowing commitments are subject to interest rate fluctuations, which could be material to our cash flows and results of operations. As of December 31, 2025, our quantitative disclosure below reflects a total of $1,165.6 million outstanding on our Term Loan B, which is subject to changes in variable rates. In order to mitigate this risk, we enter into interest rate hedges as part of our interest rate risk management strategy. Information about our interest rate hedges is provided in Note 18. “Derivatives and Hedging” in the Notes to Consolidated Financial Statements in this Form 10-K. In order to determine the impact of unfavorable changes in interest rates on our cash flows and results of operations, we performed a sensitivity analysis as part of our risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would approximately result in an annual increase of $4.4 million in interest expense on our existing principal balance as of December 31, 2025. Subsequent to year-end, on January 2, 2026, we utilized the proceeds from the sale of Topgolf and cash on hand to repay $1,000.0 million on our Term Loan B. This significant repayment has materially reduced our exposure to interest rate fluctuations. While the sensitivity analysis provided in the "Quantitative Disclosures" above represents our risk position as of our fiscal year-end, we believe the subsequent reduction in debt significantly lowers our sensitivity to future interest rate increases. Had this repayment occurred on December 31, 2025, the potential impact of a 10% increase in interest rates on our annual interest expense would have been reduced by approximately $3.8 million.
Inflation
The continued increase in inflation partially contributed to the increase in the cost of our products as well as our operating costs. If the cost of our products, employee costs, or other costs continue to be subject to significant inflationary pressures, such inflationary pressures may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses. Further, we may not be able to offset these increased costs through price increases. As a result, our inability to quickly respond to inflation could harm our cash flows and results of operations in the future.
Commodity Risk
We are exposed to commodity price and availability risks with respect to certain materials and components that we, our suppliers and our manufacturers use for the manufacturing of our golf balls, golf clubs and soft goods.
Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements as of December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025, together with the report of our independent registered public accounting firm, are included in this Annual Report on Form 10-K beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2025, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in our report entitled Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that as of December 31, 2025, our internal control over financial reporting was effective based on the COSO criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report which is included herein.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the three months ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Callaway Golf Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Callaway Golf Company and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026 expressed an unqualified opinion on those financial statements.
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
February 27, 2026

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning our executive officers is included under the caption “Information About our Executive Officers” following Part I, Item 1 of this Form 10-K. The other information required by Item 10 will be included in our definitive Proxy Statement under the captions “Proposal No. 1 - Election of Directors,” “Delinquent Section 16(a) Reports” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2025 pursuant to Regulation 14A, which information is incorporated herein by this reference.
We have adopted an Insider Trading Policy applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards. It is our policy to comply with U.S. insider trading laws and regulations, including with respect to transactions in our own securities. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
We maintain employee benefit plans and programs in which our executive officers are participants. Copies of certain of these plans and programs are set forth or incorporated by reference as Exhibits to this report. Information required by Item 11 will be included in our definitive Proxy Statement under the captions “Executive Officer Compensation,” “Executive Officer Compensation - Compensation Committee Report” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2025 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 will be included in our definitive Proxy Statement under the caption “Beneficial Ownership of the Company’s Securities,” to be filed with the Commission within 120 days after the end of calendar year 2025 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the number of stock options and shares underlying restricted stock units and performance share units outstanding and authorized for issuance under all of our equity compensation plans as of December 31, 2025. See Note 15. “Stock Plans and Share-Based Compensation” in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion of our equity plans.

Equity Compensation Plan Information (in millions, except per share amounts)

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units and Performance Share Units		Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity Compensation Plans Approved by Shareholders	5.8	(1)	$—	16.4	(2)
Equity Compensation Plans Not Approved by Shareholders(3)	—		—	—
Total	5.8		$—	16.4

(1) Includes 3,172,111 shares underlying RSUs and 2,621,387 shares underlying PRSUs (at “target”) issuable under our Amended and Restated 2022 Incentive Plan (the “2022 Plan”).
(2) Consists of 16,407,458 shares remaining available for future issuance under the 2022 Plan. For purposes of calculating the shares that remain available for future issuance under the 2022 Plan, each share subject to an option is counted against the share reserve as 1.0 share and each share subject to a full value award (i.e., RSUs and PRSUs) under the 2022 Plan is counted against the share reserve as 2.0 shares under the 2022 Incentive Plan’s fungible share ratio. PRSUs are counted against the share reserve based on “max” level of performance and may vest up to 200% of the “target” number of units, depending on the year granted and the terms of such awards.

(3) In connection with our merger with Topgolf, we assumed the Topgolf 2016 Stock Incentive Plan (the “TG16 Plan”) and the outstanding awards thereunder. No shares are available for grant under the TG16 Plan at December 31, 2025 (see Note 14. “Capital Stock” in the Notes to Consolidated Financial Statements in this Form 10-K), and therefore, the outstanding awards under such plans are not reported in the table. As of December 31, 2025, a total of 502,685 shares underlying stock options outstanding under the TG16 Plan, which options have a weighted-average exercise price of $30.82.

Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 will be included in our definitive Proxy Statement under the captions “Transactions with Related Persons” and “Board of Directors and Corporate Governance,” to be filed with the Commission within 120 days after the end of calendar year 2025 pursuant to Regulation 14A, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information included in Item 14 will be included in our definitive Proxy Statement under the caption “Information Concerning Independent Registered Public Accounting Firm” to be filed with the Commission within 120 days after the end of calendar year 2025 pursuant to Regulation 14A, which information is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this report:
1. Financial Statements. The following consolidated financial statements of Callaway Golf Company and our subsidiaries required to be filed pursuant to Part II, Item 8 of this Form 10-K, are included in this Annual Report on Form 10-K beginning on page F-1:
•Report of Independent Registered Public Accounting Firm;
•Consolidated Balance Sheets as of December 31, 2025 and 2024;
•Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023;
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023;
•Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023;
•Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023; and
•Notes to Consolidated Financial Statements.
2. Financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
3. Exhibits.
A copy of any of the following exhibits will be furnished to any beneficial owner of our common stock, or any person from whom we solicit a proxy, upon written request and payment of our reasonable expenses in furnishing any such exhibit. All such requests should be directed to our Investor Relations Department at Callaway Golf Company, 2180 Rutherford Road, Carlsbad, CA 92008.

2.1
Sale & Purchase Agreement, dated as of April 10, 2025, by and between the Company and Anca Holdco GmbH & Co. KG incorporated herein by this reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 10, 2025 (file no. 1-10962).

2.2
Equity Purchase Agreement, dated as of November 17, 2025, by and among the Company, Callaway TG Holdco Inc. and LGP TG Aggregator incorporated herein by this reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 18, 2025 (file no. 1-10962).

3.1
Fourth Restated Certificate of Incorporation of the Company, incorporated herein by this reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 16, 2026 (file no. 1-10962).

3.2
Amended and Restated Bylaws of the Company, incorporated herein by this reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 16, 2026 (file no 1-10962).

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

10.8	Officer Employment Agreement, entered into as of January 28, 2013, by and between the Company and Timothy R. Reed.†

10.9	First Amendment to Officer Employment Agreement, effective May 22, 2013, by and between the Company and Timothy R. Reed.†

10.10	Second Amendment to Officer Employment Agreement, effective August 29, 2022, by and between the Company and Timothy R. Reed. †

10.11	Officer Employment Agreement, entered into as of September 29, 2025, by and between the Company and Angela Deskins.†

10.12	First Amendment to Officer Employment Agreement, effective January 1, 2026, by and between the Company and Angela Deskins.†

10.13	Annual Incentive Plan Guidelines, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 28, 2012 (file no. 1-10962).

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

10.18
Amended and Restated 2022 Incentive Plan, incorporated herein by this reference to Appendix B to the Company’s definitive proxy statement, as filed with the Commission on April 16, 2025 (file no. 1-10962).

10.19
Form of Performance Unit Grant Agreement under the 2022 Incentive Plan, incorporated herein by this reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8, as filed with the Commission on May 25, 2022 (file no. 1-10962).

10.20
Form of Restricted Stock Unit Grant Agreement under the 2022 Incentive Plan, incorporated herein by this reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8, as filed with the Commission on May 25, 2022 (file no. 1-10962).

10.21
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

10.25
Indemnification Agreement, effective May 8, 2018, between the Company and Russell Fleischer incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 10, 2018 (file no. 1-10962).

10.26
Indemnification Agreement, dated March 8, 2021, between the Company and Erik J Anderson, incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2021 (file no. 1-10962).

10.27
Indemnification Agreement, dated December 6, 2021, between the Company and Bavan M. Holloway, incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on December 6, 2021 (file no. 1-10962).

10.28
Indemnification Agreement, dated March 15, 2022, between the Company and Varsha R. Rao incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 15, 2022 (file no. 1-10962)

Other Contracts

10.29
Credit Agreement, dated as of March 16, 2023, among the Company, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A. as administrative agent and collateral agent, incorporated herein by this reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 10, 2023 (file no. 1-10962).

10.30
Amendment No. 1 to Credit Agreement, dated as of March 19, 2024, by and among the Company, certain subsidiaries of the Company, and Bank of America, N.A., as administrative agent, incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on April 8, 2024 (file no. 1-10962).

10.31
Amendment No. 2 to Credit Agreement, dated as of December 1, 2025, by and among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the financial institutions party thereto from time to time as lenders. †

10.32
Fifth Amended and Restated Loan and Security Agreement, dated as of March 16, 2023, by and among the Company, certain subsidiaries of the Company, the financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent and security trustee, incorporated herein by this reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on May 10, 2023 (file no. 1-10962).

10.33
First Amendment to Fifth Amended and Restated Loan and Security Agreement, dated as of April 10, 2024, by and among the Company, certain subsidiaries of the Company, the financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent and security trustee, incorporated herein by this reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on April 8, 2024 (file no. 1-10962).

10.34
Second Amendment to Fifth Amended and Restated Loan and Security Agreement, dated as of July 2, 2024, by and among the Company, certain subsidiaries of the Company, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as administrative agent and security trustee, incorporated herein by this referred to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on August 7, 2024 (file no. 1-10962).

10.35
Third Amendment to Fifth Amended and Restated Loan and Security Agreement, dated as of April 9, 2025, by and among Topgolf Callaway Brands Corp., the other borrowers and obligors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and as security trustee, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 10, 2025 (file no. 1-10962).

10.36
Fourth Amendment to Fifth Amended and Restated Loan and Security Agreement, dated as of November 21, 2025, by and among the Company, certain subsidiaries of the Company, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as administrative agent and security trustee. †

10.37
Stockholders Agreement, dated as of October 27, 2020, by and among Callaway Golf Company and certain stockholders of Topgolf International, Inc., incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 27, 2020 (file no. 1-10962).

10.38
Registration Rights Agreement, dated as October 27, 2020, by and among Callaway Golf Company, Topgolf International, Inc and certain stockholders of TopGolf International, Inc, incorporated by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 27, 2020 (file no 1-10962).

10.39
Confirmation of Base Capped Call Transaction, dated April 29, 2020, between Callaway Golf Company and Goldman Sachs & Co. LLC, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-10962).

10.40
Confirmation of Base Capped Call Transaction, dated April 29, 2020, between Callaway Golf Company and Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-10962).

10.41
Confirmation of Base Capped Call Transaction, dated April 29, 2020, between Callaway Golf Company and Morgan Stanley & Co. LLC, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-10962).

10.42
Confirmation of Additional Capped Call Transaction, dated April 30, 2020, between Callaway Golf Company and Goldman Sachs & Co. LLC, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-10962).

10.43
Confirmation of Additional Capped Call Transaction, dated April 30, 2020, between Callaway Golf Company and Bank of America, N.A., incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-10962).

10.44
Confirmation of Additional Capped Call Transaction, dated April 30, 2020, between Callaway Golf Company and Morgan Stanley & Co. LLC incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2020 (file no. 1-10962).

10.45
Amended and Restated Limited Liability Company Agreement of Topgolf Topco, LLC, effective as of January 1, 2026, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 7, 2026 (file no. 1-10962).

19.1	Insider Trading Policy, incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, as filed with the Commission on March 3, 2025 (file no. 1-10962).

21.1	List of Subsidiaries.†

23.1	Consent of Deloitte & Touche LLP.†

24.1	Limited Power of Attorney.†

31.1	Certification of Oliver G. Brewer III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Brian P. Lynch pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Oliver G. Brewer III and Brian P. Lynch pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

97.1
Policy for Recovery of Erroneously Awarded Compensation, incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, as filed with the Commission on February 29, 2024 (file no. 1-10962).

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: February 27, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Dated as of
Principal Executive Officer:

/s/ OLIVER G. BREWER III	President and Chief Executive Officer, Director	February 27, 2026
Oliver G. Brewer III

Principal Financial Officer:

/s/ BRIAN P. LYNCH	Executive Vice President, Chief Financial Officer	February 27, 2026
Brian P. Lynch

Principal Accounting Officer:

/s/ JENNIFER THOMAS	Sr. Vice President, Chief Accounting Officer	February 27, 2026
Jennifer Thomas

Non-Management Directors:

*	Vice Chairman of the Board	February 27, 2026
Erik J Anderson

*	Director	February 27, 2026
Russell L. Fleischer

*	Director	February 27, 2026
Bavan M. Holloway

*	Chairman of the Board	February 27, 2026
John F. Lundgren

*	Director	February 27, 2026
Adebayo O. Ogunlesi

*	Director	February 27, 2026
Varsha R. Rao

*	Director	February 27, 2026
Linda B. Segre

*	Director	February 27, 2026
Anthony S. Thornley

*By:	/s/ BRIAN P. LYNCH
Brian P. Lynch
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Callaway Golf Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Callaway Golf Company and subsidiaries (the “Company”) as of December 31, 2025, and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
The Company is subject to income tax in the U.S. and foreign jurisdictions, and deferred tax assets and liabilities result from temporary differences between the financial reporting and tax bases of assets and liabilities. As described in Note 12 to the consolidated financial statements, the Company recorded an income tax benefit of $48.8 million and has gross deferred tax assets of $1,041 million, a valuation allowance of $143.4 million reducing the deferred tax assets to $897.6 million and, overall, net deferred tax assets of $107.4 million as of December 31, 2025. Management uses judgment when recording its tax provision, which includes the interpretation and application of complex tax laws across multiple jurisdictions. In addition, management uses judgment when preparing the appropriate presentation and allocation of income tax expense/benefit between continuing operations and discontinued operations on a with-and-without approach that aligns with Accounting Standards Codification (“ASC”) Topic No. 740, Income Taxes guidance on intra-period allocations. Further, the valuation of the Company’s deferred tax assets requires a significant amount of judgment, including weighing negative and positive evidence and identifying sources of future taxable income, whether through reversals of existing taxable temporary differences or through the use of projections, to demonstrate the ability to utilize tax credits, net operating losses (“NOLs”) and other tax attributes.

Given the significant judgments by management when interpreting and applying complex tax laws and regulations as well as ASC 740, our audit procedures to assess the tax provision and the valuation allowance recorded against the Company’s deferred tax assets required a high degree of auditor judgment and an increased extent of audit effort, including the need to involve our income tax specialists.

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
•We assessed management’s allocation methodology for income taxes between continuing and discontinued operations to evaluate whether the approach aligns with ASC 740 guidance and inspected whether discrete items were allocated appropriately and consistently.
•We assessed the reasonableness of the methods, assumptions, and judgments used by management to determine the tax provision, deferred taxes, and valuation allowance.
•We tested the valuation allowances recorded by evaluating management conclusions on the realizability of the deferred tax assets.
•We tested the income tax provision by selecting a sample of permanent differences and deferred tax assets and liabilities and related temporary differences, evaluating compliance with tax laws and regulations for those samples.
•We involved tax specialists in our firm having expertise in accounting for U.S. and foreign income taxes.

/s/ Deloitte & Touche LLP

Costa Mesa, California
February 27, 2026

We have served as the Company’s auditor since 2002.

CALLAWAY GOLF COMPANY
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$903.2	$445.0
Accounts receivable, less allowances of $4.9 million and $5.8 million, respectively	123.2	137.2
Inventories	625.3	628.2
Prepaid expenses	44.1	40.7
Other current assets	69.8	61.5
Current assets of discontinued operations (Note 4)	4,170.0	288.1
Total current assets	5,935.6	1,600.7
Property, plant and equipment, net	159.5	175.9
Operating lease right-of-use assets, net	173.5	151.9
Intangible assets, net	222.4	222.5
Goodwill	619.8	618.7
Other assets, net	175.2	120.8
Long-term assets of discontinued operations (Note 4)	—	4,745.6
Total assets	$7,286.0	$7,636.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$296.2	$267.2
Accrued employee compensation and benefits	84.9	48.3
Long-term debt, current portion	765.3	14.6
Asset-based credit facilities	44.7	25.4
Operating lease liabilities, short-term	22.9	18.1
Deferred revenue	21.5	15.9
Other current liabilities	18.5	17.0
Current liabilities of discontinued operations (Note 4)	3,113.5	419.4
Total current liabilities	4,367.5	825.9

Long-term debt, net	650.7	1,414.3
Operating lease liabilities, long-term	189.7	164.5
Other long-term liabilities	9.2	5.4
Long-term liabilities of discontinued operations (Note 4)	—	2,818.3
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3.0 million shares authorized, none issued and outstanding at both December 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 360.0 million shares authorized, 186.2 million shares issued at both December 31, 2025 and December 31, 2024	1.9	1.9
Additional paid-in capital	3,037.5	3,032.8
Retained earnings (accumulated deficit)	(909.5)	(500.2)
Accumulated other comprehensive loss	(27.6)	(76.0)
Less: Common stock held in treasury, at cost, 2.3 million shares and 3.1 million shares at December 31, 2025 and December 31, 2024, respectively	(33.4)	(50.8)
Total shareholders’ equity	2,068.9	2,407.7
Total liabilities and shareholders’ equity	$7,286.0	$7,636.1
The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$2,060.1	$2,077.7	$2,132.7
Cost of sales	1,192.5	1,190.7	1,205.6
Gross profit	867.6	887.0	927.1
Operating expenses:
Selling, general and administrative expense	674.0	670.0	671.2
Research and development expense	65.5	64.1	61.8
Total operating expenses	739.5	734.1	733.0
Income (loss) from continuing operations	128.1	152.9	194.1
Interest expense, net	(60.6)	(63.0)	(70.7)
Other income, net	20.1	21.6	6.1
Income (loss) from continuing operations, before income taxes	87.6	111.5	129.5
Income tax provision (benefit)	48.8	18.1	30.0
Net income (loss) from continuing operations	38.8	93.4	99.5
Income (loss) from discontinued operations, net of tax	(448.1)	(1,541.1)	(4.5)
Net income (loss)	$(409.3)	$(1,447.7)	$95.0

Basic earnings (loss) per common share:
Continuing operations	$0.21	$0.51	$0.54
Discontinued operations	$(2.44)	$(8.39)	$(0.02)
Net earnings (loss)	$(2.23)	$(7.88)	$0.51

Diluted earnings (loss) per common share:
Continuing operations	$0.21	$0.50	$0.53
Discontinued operations	$(2.41)	$(7.73)	$(0.02)
Net earnings (loss)	$(2.20)	$(7.23)	$0.50

Weighted-average common shares outstanding:
Basic	183.7	183.7	185.0
Diluted	185.7	199.3	201.1

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(409.3)	$(1,447.7)	$95.0
Other comprehensive income (loss):
Change in derivative instruments	(7.8)	1.3	1.4
Cumulative foreign currency translation adjustments recognized from dissolution of foreign subsidiary	13.8	3.4	—
Foreign currency translation adjustments	40.6	(32.8)	12.8
Comprehensive income (loss), before income tax on other comprehensive income (loss)	(362.7)	(1,475.8)	109.2
Income tax provision (benefit) on derivative instruments	(1.8)	0.4	0.2
Comprehensive income (loss)	$(360.9)	$(1,476.2)	$109.0
The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income from continuing operations	$38.8	$93.4	$99.5
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	46.4	44.5	45.7
Amortization of debt discount and issuance costs	6.0	5.7	5.8
Impairment losses	2.1	0.9	—
Deferred taxes, net	19.0	(12.8)	(11.7)
Share-based compensation	23.8	27.6	33.3
Loss on debt modification	—	4.7	—
Loss on disposals of long-lived assets	1.2	3.3	10.5
Unrealized net losses (gains) on hedging instruments and foreign currency	(1.8)	(0.3)	13.3
Other	0.4	—	1.3
Change in assets and liabilities:
Accounts receivable, net	23.5	16.0	(46.4)
Inventories	9.2	(34.1)	153.8
Other assets	(9.0)	(4.1)	2.9
Accounts payable and accrued expenses	14.6	19.7	(66.7)
Deferred revenue	5.7	3.3	3.2
Accrued employee compensation and benefits	35.6	(4.9)	(20.9)
Operating lease assets and liabilities, net	1.5	1.7	0.9
Income taxes receivable/payable, net	3.5	(1.7)	2.8
Other liabilities	(0.8)	3.3	(2.4)
Net cash provided by operating activities - continuing operations	219.7	166.2	224.9
Net cash provided by operating activities - discontinued operations	114.3	215.8	139.8
Net cash provided by operating activities	334.0	382.0	364.7
Cash flows from investing activities:
Capital expenditures	(31.8)	(48.7)	(50.0)
Investment in golf-related ventures	(1.1)	(2.2)	(2.5)
Acquisition of intangible assets	(0.8)	(1.9)	—
Proceeds from sales of intangible assets	0.7	—	—
Proceeds from sale of business lines, net of cash retained	286.0	—	—
Net cash provided by (used in) investing activities - continuing operations	253.0	(52.8)	(52.5)
Net cash used in investing activities - discontinued operations	(231.4)	(244.5)	(490.4)
Net cash provided by (used in) investing activities	21.6	(297.3)	(542.9)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt	—	—	1,224.8
Repayments of long-term debt	(18.0)	(70.2)	(450.2)
Proceeds from (repayments of) credit facilities, net	19.9	—	(142.6)
Debt issuance costs	(1.0)	(0.2)	(1.8)
Repayments of financing leases	(0.2)	(0.3)	(0.4)
Exercise of stock options	0.1	0.1	4.2
Acquisition of treasury stock	(3.7)	(31.4)	(56.0)
Net cash provided by (used in) financing activities - continuing operations	(2.9)	(102.0)	578.0
Net cash provided by (used in) financing activities - discontinued operations	94.4	78.4	(202.2)
Net cash provided by (used in) financing activities	91.5	(23.6)	375.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6.1	(9.6)	(2.2)
Net increase in cash, cash equivalents and restricted cash	453.2	51.5	195.4
Cash, cash equivalents and restricted cash at beginning of period	450.3	398.8	203.4
Cash, cash equivalents and restricted cash at end of period	903.5	450.3	398.8
Less: cash equivalents and restricted cash of discontinued operations at end of period	(0.3)	(5.3)	(5.3)
Cash and cash equivalents of continuing operations at end of period	$903.2	$445.0	$393.5
Supplemental disclosures (1) (2):
Cash paid for interest and fees	$200.1	$198.7	$184.7
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$21.0	$36.9	$24.6
Accrued capital expenditures	$20.7	$63.4	$45.5
Financed additions of capital expenditures	$6.6	$5.6	$60.6

(1) Supplemental disclosures are inclusive of activity for both continuing and discontinued operations.
(2) See Note 12 for disclosures regarding our cash paid for income taxes.
The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
December 31, 2022	186.2	$1.9	$3,012.7	$852.5	$(61.5)	(1.3)	$(31.3)	$3,774.3
Acquisition of treasury stock	—	—	—	—	—	(3.3)	(56.0)	(56.0)
Issuance of common stock	0.8	—	—	—	—	—	—	—
Exercise of stock options	—	—	(2.1)	—	—	0.2	6.3	4.2
Compensatory awards released from restriction	—	—	(24.6)	—	—	1.1	24.6	—
Share-based compensation	—	—	46.7	—	—	—	—	46.7
Foreign currency translation equity adjustment	—	—	—	—	12.8	—	—	12.8
Change in fair value of derivative instruments, net of tax	—	—	—	—	1.2	—	—	1.2
Net income	—	—	—	95.0	—	—	—	95.0
December 31, 2023	187.0	$1.9	$3,032.7	$947.5	$(47.5)	(3.3)	$(56.4)	$3,878.2
Acquisition of treasury stock	—	—	—	—	—	(2.0)	(31.4)	(31.4)
Acquisition of common stock	(0.8)	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	0.1	0.1
Compensatory awards released from restriction	—	—	(36.9)	—	—	2.2	36.9	—
Share-based compensation	—	—	37.0	—	—	—	—	37.0
Foreign currency translation equity adjustment	—	—	—	—	(32.8)	—	—	(32.8)
Change in fair value of derivative instruments, net of tax	—	—	—	—	0.9	—	—	0.9
Impact from dissolution of foreign subsidiary	—	—	—	—	3.4	—	—	3.4
Net loss	—	—	—	(1,447.7)	—	—	—	(1,447.7)
December 31, 2024	186.2	$1.9	$3,032.8	$(500.2)	$(76.0)	(3.1)	$(50.8)	$2,407.7
Acquisition of treasury stock	—	—	—	—	—	(0.5)	(3.7)	(3.7)
Exercise of stock options	—	—	—	—	—	—	0.1	0.1
Compensatory awards released from restriction	—	—	(21.0)	—	—	1.3	21.0	—
Share-based compensation	—	—	25.7	—	—	—	—	25.7
Foreign currency translation equity adjustment	—	—	—	—	40.6	—	—	40.6
Change in fair value of derivative instruments, net of tax	—	—	—	—	(6.0)	—	—	(6.0)
Impact from dissolution of foreign subsidiary	—	—	—	—	13.8	—	—	13.8
Net loss	—	—	—	(409.3)	—	—	—	(409.3)
Balance, December 31, 2025	186.2	$1.9	$3,037.5	$(909.5)	$(27.6)	(2.3)	$(33.4)	$2,068.9

The accompanying notes are an integral part of these consolidated financial statements.

CALLAWAY GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company and Basis of Presentation
The Company
Callaway Golf Company (together with its wholly-owned subsidiaries, referred to as “we,” “our,” “us,” “the Company,” or “Callaway” unless otherwise specified), a Delaware corporation, is a premium golf equipment, gear and apparel company that designs, manufactures and sells high-performance golf clubs, golf balls, apparel, bags, and other accessories through our family of brand names, which include Callaway Golf, Odyssey, TravisMathew, and OGIO.
Our products and brands are reported under two operating segments: Golf Equipment, which includes the operations of our golf clubs and golf balls business under the Callaway Golf and Odyssey brand names; and Apparel, Gear and Other (formerly, “Active Lifestyle”), which includes the operations of our soft goods business marketed under the Callaway, TravisMathew, and OGIO brand names.
Effective as of the fourth quarter of 2025, we renamed our “Active Lifestyle” segment to “Apparel, Gear and Other.” This change did not impact the composition of the segment or previously reported financial results.
Divestitures of Topgolf and Jack Wolfskin
In 2025, we undertook a strategic realignment to focus on our core Golf Equipment and complementary soft goods businesses, which resulted in the sale of our Jack Wolfskin and Topgolf businesses. On May 31, 2025, we completed the sale of 100% of the outstanding equity interests of Callaway Germany Holdco GmbH, which owned the Jack Wolfskin business, to a subsidiary of ANTA Sports Products Limited. Following this, and in connection with our previously announced intent to separate from the Topgolf business in September 2024, on November 17, 2025, we entered into a definitive agreement to sell a 60% ownership interest in our Topgolf and Toptracer businesses to private equity funds managed by Leonard Green & Partners, L.P. The transaction closed effective January 1, 2026, at which time we retained a 40% ownership interest in Topgolf, which will be accounted for under the equity method.
As a result of these divestitures, the operating results of Jack Wolfskin and Topgolf are reported in discontinued operations for all periods presented in this Annual Report on Form 10-K. See Note 4 for additional information.
Company Name and Ticker Symbol Change
In connection with the completion of the Topgolf transaction, effective January 15, 2026, we changed our corporate name from “Topgolf Callaway Brands Corp.” back to “Callaway Golf Company” and, on January 16, 2026, we updated our New York Stock Exchange ticker symbol from “MODG” to “CALY.”
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
Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only. Prior period financial information related to discontinued operations has been reclassified and separately presented in the consolidated financial statements and accompanying notes to conform to the current period presentation. See Note 4 for further information regarding our discontinued operations.
Fiscal Year End
Our annual financial results are reported on a calendar year basis.

Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Callaway Golf Company. All intercompany transactions and balances have been eliminated in consolidation.
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
Revenue Recognition
Net sales
Net sales (also referred to as “revenue” or “net revenue”) is comprised of golf clubs, golf balls, golf and lifestyle apparel, and gear and accessories which are sold to on- and off-course golf shops and national retail stores, and directly to consumers through our e-commerce business and at our apparel retail locations. Contracts with customers for the purchase of our products are generally in the form of a purchase order. In certain cases, we enter into sales agreements which may contain specific terms, discounts and allowances. We recognize revenue from the sale of products when we satisfy a performance obligation to a customer and transfer control of the products ordered to the customer. Control transfers when products are shipped, and in certain cases, when products are received by customers. In addition, we recognize revenue at the point of sale on transactions with consumers through our e-commerce business and at our retail locations. Sales taxes, value added taxes and other taxes that are collected in connection with revenue transactions are withheld and remitted to the respective taxing authorities. As such, these taxes are excluded from revenue. We account for shipping and handling as activities to fulfill the promise to transfer the good. Therefore, shipping and handling fees that are billed to customers are recognized in revenue and the associated shipping and handling costs are recognized in cost of sales as soon as control of the goods transfers to the customer.
We license our trademarks and service marks to third parties in exchange for a royalty fee for use on products such as golf apparel and footwear, practice aids, other golf accessories, and sport and travel gear. Royalty income is recognized as the underlying product sales occur, subject to certain minimum royalties, and in accordance with the related licensing arrangements.
We sell gift cards for our products, which do not have an expiration date. Revenues from gift cards are deferred and recognized when redeemed, which generally occurs within a 12-month period from the date of purchase. We recognize revenue from unredeemed gift cards when the likelihood of redemption becomes remote (“breakage”) and under circumstances that comply with any applicable state escheatment laws. To determine when redemption is remote, we perform an aging analysis of unredeemed cards and compare that information with historical redemption trends. We use this historical redemption rate to recognize breakage over the redemption period. We do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions used to determine the timing of recognition of revenue from gift cards.
Variable consideration
We offer certain discounts and promotions on our products. The amount of revenue we recognize is based on the amount of consideration we expect to receive from customers which is the sales price of the product or service adjusted for estimates of variable consideration. Variable consideration may include sales returns, discounts and allowances, sales programs, and sales promotions and price concessions that we offer, as further described below. Estimates of variable consideration are based on the amounts earned or expected to be claimed by customers on the related sales and are therefore recorded to the respective net revenue, trade accounts receivable, and/or sales program liability.

We record a sales return liability as a reduction of sales and cost of sales and accounts receivable in the period in which the related sales are recorded. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and product sell-through. We also offer sales programs to certain customers that allow for specific returns. The cost recovery of inventory associated with the sales return reserve is recorded in other current assets on our consolidated balance sheet. Historically, actual sales returns have not been materially different from our estimates.
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
We also offer short-term sales program incentives related to product sales, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout the product’s life cycle which is approximately two years, and price concessions or price reductions are generally offered at the end of the product’s life cycle. The estimated variable consideration related to these programs is based on a rate that includes historical and forecasted data. We record a reduction to net sales using this rate at the time of the sale and we adjust the rate as necessary to reflect the amount of consideration we expect to receive from our customers. There have been no material changes to the rate during the years ended December 31, 2025, 2024 and 2023, and historically, the actual amount of variable consideration related to these sales programs has not been materially different from our estimates.
Product warranty
We have stated warranty policies for certain of our golf equipment and apparel, gear and other products which generally range from one to two years, as well as a limited lifetime warranty for our OGIO line of products. We accrue the estimated cost of satisfying future warranty claims over the expected warranty period when the products are sold and consider various relevant factors, including our stated warranty policies and practices, the historical frequency of claims, and replacement or repair costs of the products. As of the years ended December 31, 2025 and 2024, our warranty reserve amounts were $9.3 million and $11.0 million, respectively.
Cost of sales
Cost of sales primarily consists of variable costs that fluctuate with sales volumes, including raw materials for soft good and golf equipment products and golf equipment component costs, and merchandise costs. Cost of sales also includes direct labor and manufacturing overhead, inbound freight, duties, shipping charges, and fixed overhead expenses which are comprised of warehousing costs, indirect labor, supplies, and depreciation and amortization expense associated with assets used to manufacture and distribute products. In addition, cost of sales also includes adjustments to reflect inventory at its net realizable value, as well as adjustments for obsolescence and product warranties.
Selling, general and administrative expenses (SG&A)
SG&A expenses are comprised primarily of employee costs, advertising and promotional expense, legal and professional fees, tour expenses, travel expenses, building and rent expenses, depreciation charges (excluding those related to manufacturing and distribution), amortization of intangible assets, and other miscellaneous expenses.
Advertising costs
Our primary advertising costs include television, print, internet, production and media placement. Our policy is to expense advertising costs as incurred. For the years ended December 31, 2025, 2024 and 2023, advertising costs were $84.8 million, $88.8 million and $90.3 million, respectively, and are recognized within SG&A expenses in the consolidated statements of operations.

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
Cash and cash equivalents
Cash equivalents are highly liquid investments purchased with original maturities of three months or less. The following is a summary of our cash and cash equivalents (in millions):

	December 31,
	2025	2024
Cash and cash equivalents	$903.2	$445.0
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
Inventories
We record inventory at the lower of cost or net realizable value, which includes a reserve for excess, obsolete and/or unmarketable inventory. This reserve is regularly assessed based on current inventory levels, sales, historical trends and management’s estimates of market conditions and forecasts of future product demand. We utilize the standard costing method, determined on the first-in, first-out basis, for our golf equipment inventory and soft goods inventory sold under the TravisMathew, OGIO, and Callaway brands. Golf equipment inventory, which is primarily manufactured by us, includes finished goods, raw materials, labor and manufacturing overhead costs and work in process. Certain golf equipment related to pre-owned products are stated at weighted-average cost. Inventory for our soft goods product lines, which are manufactured by third-party contractors, primarily include finished goods.
Property, plant and equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation expense is recognized on a straight-line basis over the estimated useful lives of the related assets, which generally range from two to 30 years. Normal repairs and maintenance costs are expensed as incurred. Costs that materially increase value, change capacities, or extend the useful lives of property, plant or equipment are capitalized. Construction-in-process primarily consists of costs associated with building improvements, machinery and equipment, production molds, and in-process internal-use software. When property, plant or equipment is retired or disposed, the related capitalized costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in earnings in the period in which the disposition occurred. See Note 11 for further detail regarding our property, plant and equipment.

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
As of December 31, 2025 and 2024, we had $14.4 million and $14.0 million, respectively, of total capitalized implementation costs related to cloud computing arrangements. Capitalized implementation costs related to these cloud computing arrangements are included in prepaid expenses and other assets on our consolidated balance sheet. During the years ended December 31, 2025, 2024 and 2023, we amortized $4.5 million, $5.4 million and $0.8 million related to the implementation costs of these cloud computing arrangements, respectively, which are recognized as computer software expenses within selling, general and administrative expenses on our consolidated statements of operations.
Leases
We lease office space, manufacturing plants, warehouses, distribution centers, vehicles and equipment, as well as retail and/or outlet locations related to the TravisMathew business and the apparel businesses in Japan and Korea. Certain real estate leases include one or more options to extend the lease term or escalation clauses that increase the rent payments over the lease term. When deemed reasonably certain of exercise, the extension options are included in the determination of the lease term and lease payment obligation, respectively. The depreciable life of machinery and equipment and/or any leasehold improvements that are associated with each lease are limited to the expected lease term unless there is a transfer of title or purchase option which is reasonably certain of exercise. In some instances, certain leases may require an additional contingent rent payment based on a percentage of total gross sales which are greater than a specified amount stated in the lease agreement. We recognize these additional contingent payments as rent expense when it is probable that sales thresholds will be reached. Our lease agreements do not contain any material residual value guarantees, material restrictive covenants, or material asset retirement obligations.

Operating and financing leases
We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement. If we determine that an arrangement is a lease or contains a lease that is for a term of one year or longer, we recognize a right-of-use (“ROU”) asset and a lease liability as either an operating or financing lease on our consolidated balance sheet. ROU assets and liabilities are recognized at the commencement date of the lease and are based on the present value of lease payments over the lease term. When readily determinable, we use the rate implicit in the lease agreement to determine the present value of minimum lease payments for the particular lease. If the implicit rate for the lease is not provided, we use our incremental borrowing rate, which represents a rate we would incur to borrow an amount on a collateralized basis equal to the lease payments over a similar term and under similar economic conditions. At the commencement of a lease, the ROU asset is measured by taking the sum of the present value of the lease liability and any initial direct costs and/or prepaid lease payments and deducting any lease incentives. The amortization of operating lease ROU assets is recognized as a single straight-line lease expense over the lease term. Financing lease ROU assets are amortized on a straight-line basis over the lease term, and financing lease liabilities are measured using the effective interest rate method, with the interest accretion recognized in interest expense. Lease agreements related to properties are generally comprised of both lease and non-lease components. Non-lease components, which include items such as common area maintenance charges, property taxes and insurance, are recognized separately from the straight-line lease expense and are expensed as incurred within cost of sales and selling, general and administrative expenses on our consolidated statement of operations.
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
Assets held for sale and discontinued operations
We classify assets and related liabilities of a qualifying business as held for sale when the following conditions are met: (i) management has committed to a plan to sell the net assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer, (iv) the sale and transfer of the net assets is probable within one year, (v) the net assets are being actively marketed for sale at a price that is reasonable in relation to the current fair value, and (vi) it is unlikely that significant changes will be made to the plan to sell the net assets. Assets and related liabilities which have been classified as held for sale are excluded from the net assets and liabilities of continuing operations in the period in which the held for sale criteria was met.
We classify a component of our business as a discontinued operation when its disposal represents a strategic shift that has or will have a major effect on our operations and financial results. The results of discontinued operations are reported in income/loss from discontinued operations, net of tax on the consolidated statements of operations for all current and prior periods presented. The results of discontinued operations include direct costs attributable to the divested business and any gain or loss recognized in connection with the sale, or adjustment of the carrying amount to fair value less cost to sell while being held for sale, and excludes any indirect cost allocation associated with any shared-service or corporate functions not solely dedicated to the divested business. Interest costs specifically attributable to interest from corporate debt obligated to be repaid following the completion of a divestiture from corporate debt is included as a component of income from discontinued operations. Adjustments to discontinued operations subsequent to the completion of a transaction or disposition are generally attributable to contingencies and indemnifications directly related to the disposal transaction, operations of the discontinued operations, or settlement of obligations directly related to the disposal. Transactions between the businesses determined to be discontinued operations and businesses that are expected to continue to exist after the disposal are not eliminated in order to appropriately reflect the continuing operations as well as the activity to be disposed of.
Assets and liabilities of discontinued operations, including those that meet the held-for-sale criteria are presented separately in the consolidated balance sheets. Upon classification as held for sale, assets are measured at the lower of carrying amount or fair value less cost to sell, and depreciation and amortization cease. Any impairment losses or subsequent measurement adjustments are recognized in the results of discontinued operations in the period in which they are identified. Cash flows attributable to discontinued operations are presented separately in the consolidated statements of cash flows, or otherwise disclosed, for all periods presented.

Goodwill and intangible assets
Goodwill and acquired intangible assets are recorded in connection with an acquisition or business combination. Goodwill represents the excess of the total consideration paid over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in connection with the acquisition or business combination. Identifiable intangible assets primarily consist of trade names and trademarks, patents, and customer and distributor relationships. Intangible assets that are determined to have definite lives are amortized over their estimated useful lives and are assessed for impairment when indicators are present. Goodwill and intangible assets with indefinite lives are not amortized and are instead assessed for impairment at least annually or when events or circumstances occur that indicate an impairment may exist. Except for software costs which are determined to be eligible for capitalization, costs related to the development, maintenance or renewal of internally developed intangible assets that are inherent in our continuing business that were not acquired as a part of a business combination or asset acquisition, are expensed as incurred.
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
Investments
We determine the appropriate classification of our investments at the time of acquisition and reassess such classification at each reporting date. For investments in entities in which we do not have a controlling financial interest but over which we have the ability to exercise significant influence, we apply the equity method of accounting. Significant influence is generally presumed when we own between 20% and 50% of the voting interests of the investee, although such determination also considers other relevant factors.
For investments accounted for under the equity method, we record our proportionate share of the investee’s net income or loss within other income/expense, net, in our consolidated statements of operations. We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

For investments in entities where we do not have a controlling financial interest or significant influence and that do not have readily determinable fair values, we have elected to apply the measurement alternative in which these investments are measured at cost and are evaluated for changes in fair value if there is an observable price change as a result of an orderly transaction for an identical or similar investment. These investments are evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event that the carrying value of any such investment exceeds its estimated fair value, an impairment charge is recognized in the period in which the impairment was determined. See Note 10 for further information related to our investments.
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
RSUs and RSAs
The estimated fair value of RSUs and RSAs (“restricted stock”) is calculated based on the closing price of our common stock on the date of grant multiplied by the number of granted shares. Compensation expense for restricted stock is recognized on a straight-line basis, net of estimated forfeitures, over a vesting period of three to five years from the date of grant.

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
Compensation expense for all PRSUs is based on the grant-date fair value of each award and is recognized net of estimated forfeitures on a straight-line basis over the respective performance period for the award. For awards which only contain company-specific performance metrics, compensation expense is adjusted during the performance period to reflect the anticipated level of achievement of the respective award. For awards with market conditions, compensation expense is not adjusted over the course of the performance period or reversed if achievement is not probable. Any awards that do not achieve the minimum cumulative performance threshold over the performance period are forfeited at the end of the specified performance period.
Stock options
Outstanding stock options granted to our employees and directors were granted at an exercise price which is no less than the closing price of our stock on the date of grant and generally vest over a three-year period from the grant date and generally expire up to 10 years after the grant date. Compensation expense for employee stock options is recognized over the vesting term, net of estimated forfeitures, and is based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model.
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

Other income, net
Other income, net primarily includes gains and losses on foreign currency forward contracts and foreign currency transactions and dividend income from our investments and money-market accounts. The components of other income, net are as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Foreign currency forward contract loss (gain), net	$(18.5)	$31.9	$19.6
Foreign currency transaction loss (gain), net	17.5	(19.4)	(8.2)
Other	21.1	9.1	(5.3)
Other income, net	$20.1	$21.6	$6.1
Concentration of risk
On a consolidated basis, no single customer accounted for more than 10% of our net sales in 2025, 2024 or 2023. Our top five customers accounted for approximately 21%, 22% and 23% of our net sales in 2025, 2024 and 2023, respectively.
Our top five customers specific to our Golf Equipment and Apparel, Gear and Other operating segments represented the following as a percentage of each segment’s total net sales:
•Golf Equipment top five customers accounted for approximately 24%, 26% and 25% of total consolidated Golf Equipment sales in 2025, 2024 and 2023, respectively; and
•Apparel, Gear and Other top five customers accounted for approximately 25%, 24% and 26% of total consolidated Apparel, Gear and Other sales in 2025, 2024 and 2023, respectively.
With respect to our trade receivables, we perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral from our customers. We maintain reserves for estimated credit losses, which we consider adequate to cover any such losses. At December 31, 2025 three customers represented 16%, 12%, and 11%, respectively and at December 31, 2024, three customers represented 20%, 12%, and 11%, respectively, of our outstanding accounts receivable balances. No other customers represented more than 10% of our outstanding accounts receivable balance.
As a result of our international business, we are exposed to increased risks inherent in conducting business outside of the United States. During 2025, 2024 and 2023, approximately 34%, 34% and 35% of our net sales were derived from sales outside of the United States, respectively. See Note 20 for information on net sales and long-lived assets by geographical location.
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
Recently Issued Accounting Standards
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
Adoption of New Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose specific categories in the effective tax rate reconciliation and provide additional detail regarding income tax payments to foreign, federal, state and local jurisdictions, among other changes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on either a prospective or retrospective basis with early adoption permitted. We adopted this ASU effective for our fiscal year ended December 31, 2025 on a prospective basis. The adoption resulted in expanded presentation and disclosures for our effective tax reconciliation and income taxes paid (see Note 12) and did not have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-04, “—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025 on either a prospective or retrospective basis with early adoption permitted. We adopted this ASU effective for our fiscal year ended December 31, 2025 on a prospective basis. The adoption of this ASU had no impact on our consolidated financial statements or related disclosures.
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which allows a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses, that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within annual reporting periods beginning after December 15, 2025, with early adoption permitted. We adopted this ASU effective for our fiscal year ended December 31, 2025 on a prospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements or related disclosures.
Note 4. Discontinued Operations
Discontinued operations is comprised of our former Topgolf and Jack Wolfskin businesses. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis.

Divestiture of the Topgolf Business
On November 17, 2025, we entered into a definitive agreement to sell a 60% stake in the Topgolf and Toptracer businesses (“Topgolf”) to private equity funds managed by Leonard Green & Partners, L.P. The sale was completed effective January 1, 2026 whereby the purchaser acquired 60% of the indirect equity interests of Topgolf (the “Sale”) based upon an equity value of approximately $1,100.0 million. In connection with the Sale and related financing transactions, we received proceeds of approximately $800 million, net of working capital adjustments and transaction expenses, which will be subject to further customary purchase price adjustments. In the fourth quarter of 2025, we concluded the assets and liabilities of Topgolf met the criteria for classification as held for sale and determined the ultimate disposal represents a strategic shift that will have a major effect on our operations and financial results. Accordingly, the assets and liabilities of Topgolf are presented separately on the consolidated balance sheets for all periods presented, and the results of Topgolf are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented and as such have been excluded from continuing operations and segment results.
We have continuing involvement with Topgolf as we have retained a 40% ownership interest in the business, which will be accounted for under the equity method of accounting. We also maintain involvement primarily through ongoing sales of products, a preferred marketing agreement, a warehousing agreement, and a transition services agreement through which certain services will be provided for a period of time of up to eighteen months following the separation.
Certain revenues that were previously eliminated in consolidation as intra-entity transactions prior to the sale of Topgolf are required to be reflected in continuing operations. For the years ended December 31, 2025, 2024 and 2023, net sales and cost of sales of $3.0 million, $2.9 million and $2.4 million, respectively, are now recognized in continuing operations that relate to transactions with Topgolf following its disposal. Prior to the sale, these amounts were eliminated in consolidation as intercompany revenues, intercompany cost of sales, and royalty income.
We ceased depreciating and amortizing our long-lived assets and intangible assets for the Topgolf business when it met the held for sale criteria, which primarily includes property and equipment, right-of-use assets and amortizing intangible assets. Additionally, due to the amendment of our Term Loan B requiring a mandatory repayment of $500.0 million upon the consummation of the sale of Topgolf, we attributed a portion of the interest expense incurred on our Term Loan B to discontinued operations. Accordingly, for the years ended December 31, 2025, 2024 and 2023, we allocated interest expense of $38.1 million, $43.5 million, and $36.8 million, respectively, from continuing operations to discontinued operations.
Assets and liabilities classified as held for sale are subject to an impairment assessment before applying a measurement basis of fair value less cost to sell on the carrying value of the disposal group. As a result of this assessment, we determined that as of December 31, 2025, the carrying value of the Topgolf trade name was above its fair value and we therefore recognized an impairment loss of $284.0 million within discontinued operations in the consolidated statement of operations. Subsequently, we determined that the carrying amount of the disposal group exceeded its fair value less cost to sell and recorded an estimated loss on sale of $143.1 million within discontinued operations in the consolidated statement of operations.
Divestiture of the Jack Wolfskin Business
On May 31, 2025, pursuant to the terms and conditions of the previously disclosed Sale & Purchase Agreement, dated as of April 10, 2025 by and between the Company and Anca Holdco GmbH & Co. KG, an indirect wholly-owned subsidiary of ANTA Sports Products Limited, we completed the sale of 100% of the outstanding equity interests of Callaway Germany Holdco GmbH, which owned various entities that operate the Jack Wolfskin business, for $290.0 million, net of cash retained and subject to net working capital and other customary adjustments. We recorded a total loss on the sale of $26.2 million within discontinued operations in the consolidated statement of operations. Certain working capital adjustments are to be finalized over a defined period from the closing of the sale. Any resulting revisions will be settled in cash, with an offsetting impact recognized in loss on sale.
Although the Jack Wolfskin business was initially classified as held for sale, its results were not presented as discontinued operations at that time, as the disposition alone did not meet the criteria for discontinued operations. Following the sale of a majority stake in the Topgolf business, management determined that both transactions collectively represent a strategic shift to focus the Company on its core Golf Equipment and complementary soft goods businesses. As a result, the operating results of Jack Wolfskin are presented as discontinued operations for all periods presented in the consolidated financial statements.

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
Results of Discontinued Operations
The following is a summary of the results of discontinued operations on the consolidated statement of operations for the periods presented below (in millions):

For the year ended December 31, 2025
	Topgolf	Jack Wolfskin	Total
Net revenues:
Products	$13.7	$95.4	$109.1
Services	1,778.6	—	1,778.6
Total net revenues	1,792.3	95.4	1,887.7
Costs and expenses:
Cost of products	7.2	54.5	61.7
Cost of services, excluding depreciation and amortization	188.2	—	188.2
Other venue expense	1,295.4	—	1,295.4
Selling, general and administrative expense	179.5	68.7	248.2
Research and development expense	15.2	2.2	17.4
Trade name impairment	284.0	—	284.0
Loss on classification of Topgolf as discontinued operations	143.1	—	143.1
Venue pre-opening costs	7.7	—	7.7
Total costs and expenses	2,120.3	125.4	2,245.7
Income (loss) from discontinued operations	(328.0)	(30.0)	(358.0)
Interest expense, net	(176.0)	(0.1)	(176.1)
Other income (expense), net	(1.0)	(11.5)	(12.5)
Income (loss) from discontinued operations before income taxes	(505.0)	(41.6)	(546.6)
Income tax provision (benefit)	(98.1)	(0.4)	(98.5)
Net income (loss) from discontinued operations	$(406.9)	$(41.2)	$(448.1)

For the year ended December 31, 2024
	Topgolf	Jack Wolfskin	Total
Net revenues:
Products	$17.9	$355.1	$373.0
Services	1,791.5	—	1,791.5
Total net revenues	1,809.4	355.1	2,164.5
Costs and expenses:
Cost of products	10.5	203.3	213.8
Cost of services, excluding depreciation and amortization	186.7	—	186.7
Other venue expense	1,303.5	—	1,303.5
Selling, general and administrative expense	194.1	181.6	375.7
Research and development expense	19.7	8.3	28.0
Goodwill and trade name impairment	1,452.0	—	1,452.0
Venue pre-opening costs	14.8	—	14.8
Total costs and expenses	3,181.3	393.2	3,574.5
Income (loss) from discontinued operations	(1,371.9)	(38.1)	(1,410.0)
Interest expense, net	(167.3)	(0.8)	(168.1)
Other income (expense), net	—	(6.5)	(6.5)
Income (loss) from discontinued operations before income taxes	(1,539.2)	(45.4)	(1,584.6)
Income tax provision (benefit)	(40.1)	(3.4)	(43.5)
Net income (loss) from discontinued operations	$(1,499.1)	$(42.0)	$(1,541.1)

For the year ended December 31, 2023
	Topgolf	Jack Wolfskin	Total
Net revenues:
Products	$16.3	$393.5	$409.8
Services	1,744.7	—	1,744.7
Total net revenues	1,761.0	393.5	2,154.5
Costs and expenses:
Cost of products	10.1	230.6	240.7
Cost of services, excluding depreciation and amortization	186.8	—	186.8
Other venue expense	1,252.3	—	1,252.3
Selling, general and administrative expense	185.1	180.3	365.4
Research and development expense	30.9	9.0	39.9
Venue pre-opening costs	25.9	—	25.9
Total costs and expenses	1,691.1	419.9	2,111.0
Income (loss) from discontinued operations	69.9	(26.4)	43.5
Interest expense, net	(137.3)	(2.2)	(139.5)
Other income (expense), net	0.8	0.5	1.3
Income (loss) from discontinued operations before income taxes	(66.6)	(28.1)	(94.7)
Income tax provision (benefit)	(82.6)	(7.6)	(90.2)
Net income (loss) from discontinued operations	$16.0	$(20.5)	$(4.5)

Assets and Liabilities of Discontinued Operations
The following tables summarize the assets and liabilities of discontinued operations on the consolidated balance sheets for the periods presented below (in millions). As Jack Wolfskin was sold on May 31, 2025, there are no balances to disclose as of December 31, 2025:

As of December 31, 2025
Topgolf
Current assets of discontinued operations
Accounts receivable	$4.2
Inventories	37.1
Other current assets	117.2
Total current assets of discontinued operations	158.5
Long-term assets of discontinued operations
Property, plant and equipment, net	2,072.5
Operating lease right-of-use assets, net	1,066.4
Trade names and trademarks	607.9
Other intangible assets, net	46.5
Other assets, net	218.2
Total long-term assets of discontinued operations	4,011.5
Total assets of discontinued operations	$4,170.0
Current liabilities of discontinued operations
Accounts payable and accrued expenses	$117.2
Accrued employee compensation and benefits	56.1
Operating lease liabilities, short-term	59.8
Construction advances	29.1
Deferred revenue	59.7
Other current liabilities	3.1
Total current liabilities of discontinued operations	325.0
Long-term liabilities of discontinued operations
Long-term debt, net	42.8
Operating lease liabilities, long-term	1,102.5
Deemed landlord financing obligations	1,300.7
Other long-term liabilities	342.5
Total long-term liabilities of discontinued operations	2,788.5
Total liabilities of discontinued operations	$3,113.5

As of December 31, 2024
	Topgolf	Jack Wolfskin	Total
Current assets of discontinued operations
Accounts receivable	$8.1	$30.4	$38.5
Inventories	43.5	85.6	129.1
Other current assets	103.8	16.7	120.5
Total current assets of discontinued operations	155.4	132.7	288.1
Long-term assets of discontinued operations
Property, plant and equipment, net	2,030.8	12.3	2,043.1
Operating lease right-of-use assets, net	1,122.8	64.5	1,187.3
Trade names and trademarks	891.9	193.6	1,085.5
Other intangible assets, net	50.5	14.1	64.6
Goodwill	—	1.5	1.5
Other assets, net	349.5	14.1	363.6
Total long-term assets of discontinued operations	4,445.5	300.1	4,745.6
Total assets of discontinued operations	$4,600.9	$432.8	$5,033.7
Current liabilities of discontinued operations
Accounts payable and accrued expenses	$121.8	$62.3	$184.1
Accrued employee compensation and benefits	51.9	13.2	65.1
Operating lease liabilities, short-term	55.6	15.6	71.2
Construction advances	6.0	—	6.0
Deferred revenue	78.2	1.9	80.1
Other current liabilities	5.3	7.6	12.9
Total current liabilities of discontinued operations	318.8	100.6	419.4
Long-term liabilities of discontinued operations
Long-term debt, net	43.6	—	43.6
Operating lease liabilities, long-term	1,162.0	50.6	1,212.6
Deemed landlord financing obligations	1,194.8	—	1,194.8
Other long-term liabilities	341.1	26.2	367.3
Total long-term liabilities of discontinued operations	2,741.5	76.8	2,818.3
Total liabilities of discontinued operations	$3,060.3	$177.4	$3,237.7

Note 5. Revenue Recognition
We primarily recognize revenue from the sale of our products. The following table presents our sales disaggregated by operating and reportable segment and major category (in millions):

	Year Ended December 31,
	2025	2024	2023
Golf Equipment:
Golf clubs	$1,052.9	$1,060.9	$1,073.4
Golf balls	322.2	321.8	314.5
Total Golf Equipment	$1,375.1	$1,382.7	$1,387.9

Apparel, Gear and Other:
Apparel	$398.8	$405.6	$411.7
Gear, accessories & other	286.2	289.4	333.1
Total Apparel, Gear and Other	$685.0	$695.0	$744.8

Total Consolidated	$2,060.1	$2,077.7	$2,132.7
Net sales
We sell our Golf Equipment products and Apparel, Gear and Other products in the United States and internationally, with our principal international regions being Europe and Asia. Golf Equipment product sales are generally higher than Apparel, Gear and Other sales in most regions.
The following table summarizes sales by geographical region (in millions):

	Year Ended December 31,
	2025	2024	2023
Sales by Major Geographic Region:
United States	$1,363.3	$1,381.1	$1,395.7
Europe	203.8	182.1	173.4
Asia	363.1	379.1	436.6
Rest of World	129.9	135.4	127.0
Total	$2,060.1	$2,077.7	$2,132.7

Licensing, royalty and other income
We have licensing and royalty income from licensing agreements for apparel and soft good products in our Apparel, Gear and Other operating segment. The following table summarizes the licensing and royalty income we received, which is recorded as sales, for the periods presented (in millions):

	Year Ended December 31,
	2025	2024	2023
Apparel, Gear and Other	$28.8	$27.1	$26.9

Deferred revenue
Our deferred revenue balance includes short-term revenue which consists primarily of revenue from the sale of gift cards and accrued customer loyalty points.
The following table provides a reconciliation of activity related to our short-term deferred revenue balance for the periods presented (in millions):

	Year Ended December 31,
	2025	2024	2023
Beginning Balance	$15.9	$12.7	$10.5
Deferral of revenue	25.2	23.4	18.5
Revenue recognized	(17.4)	(19.5)	(15.5)
Breakage	(2.1)	(1.4)	(0.8)
Foreign currency translation and other	(0.1)	0.7	—
Ending Balance	$21.5	$15.9	$12.7
The following table summarizes the amount of the deferred revenue recognized related to the redemption of gift cards during the periods presented which were included in the deferred revenue balance as of the end of the prior year reporting period (in millions):

	Year Ended December 31,
	2025	2024	2023
Deferred revenue recognized from prior period ending balance (excluding breakage)	$3.0	$5.0	$3.2
Variable consideration
We recognize revenue based on the amount of consideration we expect to receive from customers for the sale of our products adjusted for estimates of variable consideration related to sales returns, discounts and allowances, sales promotions and sales programs, and price concessions that we offer. These estimates are based on the amounts earned or expected to be claimed by customers.
The following table provides a reconciliation of our short-term sales program incentives activity for the periods presented (in millions):

	Year Ended December 31,
	2025	2024	2023
Sales Program Incentives:
Beginning Balance	$18.2	$15.9	$20.1
Additions	44.5	43.4	39.3
Credits issued	(46.9)	(39.6)	(41.9)
Foreign currency translation and other	(0.8)	(1.5)	(1.6)
Ending Balance	$15.0	$18.2	$15.9
Our provision for the sales return liability fluctuates with the seasonality of the business, while actual sales returns are generally more heavily weighted toward the second half of the year as the golf season comes to an end. The following table provides a reconciliation of the activity related to our sales return reserve for the periods presented (in millions):

	Year Ended December 31,
	2025	2024	2023
Sales Return Liability:
Beginning Balance	$62.2	$51.6	$50.0
Provision	185.0	178.1	174.4
Sales returns	(183.0)	(167.5)	(172.8)
Ending Balance	$64.2	$62.2	$51.6

The following table summarizes the cost recovery of inventory associated with our sales return liability included in other current assets (in millions):

	Year Ended December 31,
	2025	2024	2023
Cost recovery of inventory	$30.4	$27.9	$24.2
The following table summarizes the accrued rebate liability associated with our sales program included in accounts payable and accrued expenses (in millions):

	Year Ended December 31,
	2025	2024	2023
Accrued rebate liability	$15.0	$14.3	$13.6

Note 6. Leases
Operating leases and financing leases
Supplemental balance sheet information related to our operating and financing ROU assets and lease liabilities is as follows (in millions):

		December 31,
	Balance Sheet Location	2025	2024
Assets
Operating lease ROU assets, net	Operating lease ROU assets, net	$173.5	$151.9
Financing lease ROU assets, net	Other assets, net	$0.7	$0.6

Liabilities
Current
Operating lease liabilities, short-term	Operating lease liabilities, short-term	$22.9	$18.1
Financing lease liabilities, short-term	Accounts payable and accrued expenses	$0.3	$0.2

Non-current
Operating lease liabilities, long-term	Operating lease liabilities, long-term	$189.7	$164.5
Financing lease liabilities, long-term	Other long-term liabilities	$0.5	$0.4
The components of lease expense included in our consolidated statements of operations for the periods presented below are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023

Operating lease costs:	$34.3	$30.9	$23.7
Financing lease costs:
Amortization of ROU assets	0.3	0.2	0.3
Interest on lease liabilities	—	—	—
Total financing lease costs	0.3	0.2	0.3
Variable lease costs	1.7	2.7	2.7
Total lease costs	$36.3	$33.8	$26.7
Other information related to leases (in millions):

	Year Ended December 31,
Supplemental Cash Flows Information	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32.8	$29.4	$23.1
Operating cash flows from finance leases	$—	$—	$0.1
Financing cash flows from finance leases	$0.2	$0.3	$0.4

Lease liabilities arising from new ROU assets:
Operating leases	$49.6	$32.5	$47.3
Finance leases	$0.3	$0.1	$0.3

	December 31,
	2025	2024
Weighted-average remaining lease term (years):
Operating leases	9.4	10.4
Finance leases	3.4	2.9

Weighted-average discount rate:
Operating leases	6.8%	6.6%
Finance leases	7.1%	6.9%
As of December 31, 2025, our future minimum lease obligations were as follows (in millions):

	Operating Leases	Finance Leases	Total
2026	$36.1	$0.3	$36.4
2027	33.8	0.3	34.1
2028	32.0	0.1	32.1
2029	31.2	0.1	31.3
2030	27.3	0.1	27.4
Thereafter	137.5	—	137.5
Total future lease payments	297.9	0.9	298.8
Less: imputed interest	85.3	0.1	85.4
Total	$212.6	$0.8	$213.4

Note 7. Financing Arrangements
Our credit facilities and long-term debt obligations are summarized as follows (in millions):

	Maturity Date	Interest Rate	December 31, 2025	December 31, 2024
Short-Term Credit Facilities
2023 ABL Credit Facility	March 16, 2028	5.21%	$—	$—
2025 Japan ABL Credit Facility	January 21, 2028	1.57%	44.7	—
2022 Japan ABL Credit Facility	January 25, 2025	1.21%	—	25.4
Total Principal Amount			$44.7	$25.4
Unamortized Debt Issuance Costs			$2.6	$3.4

	Balance Sheet Location
ABL Credit Facilities	Asset-based credit facilities		$44.7	$25.4
Unamortized Debt Issuance Costs - Current	Prepaid expenses		$1.2	$1.1
Unamortized Debt Issuance Costs - Non-current	Other assets, net		$1.4	$2.3

	Maturity Date	Interest Rate	December 31, 2025	December 31, 2024
Long-Term Debt and Credit Facilities
2023 Term Loan B	March 16, 2030	6.72%	$1,165.6	$1,178.1
Convertible Notes	May 1, 2026	2.75%	258.3	258.3
Equipment Notes	December 15, 2026 - December 21, 2027	2.36% - 5.93%	6.5	11.7
Financed Tenant Improvements	February 1, 2035	8.00% - 10.00%	3.6	3.1
Total Principal Amount			$1,434.0	$1,451.2
Less: Unamortized Debt Issuance Costs			18.0	22.3
Total Debt, net of Unamortized Debt Issuance Costs			$1,416.0	$1,428.9

	Balance Sheet Location
Long-Term Debt - Current	Long-term debt, current portion		$765.3	$14.6
Long-Term Debt - Non-current	Long-term debt		650.7	1,414.3
Total Debt, net of Unamortized Debt Issuance Costs			$1,416.0	$1,428.9

Total interest and amortization expense related to our credit facilities and long-term debt obligations, which is included in Interest expense, net and Discontinued operations in our consolidated statement of operations, is summarized as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Short-Term Credit Facilities
2025 Japan ABL Credit Facility	$1.1	$—	$—
2023 ABL Credit Facility	1.8	1.0	5.0
2022 Japan ABL Credit Facility	—	0.3	0.3
Total	$2.9	$1.3	$5.3

Long-Term Debt and Credit Facilities
2023 Term Loan B	$51.4	$61.5	$54.3
Convertible Notes	7.1	7.1	7.1
Equipment Notes	0.4	0.6	0.8
Financed Tenant Improvements	0.3	0.3	0.3
2019 Term Loan B	—	—	8.6
Total	$59.2	$69.5	$71.1
Short-Term Credit Facilities and Available Liquidity
2025 Japan ABL Credit Facility
In January 2025, our Japan subsidiary entered into a new 3-year asset-based revolving credit facility (the “2025 Japan ABL Credit Facility”) with the Mizuho Bank, Ltd., which provides a line of credit to our Japan subsidiary of up to 9,000.0 million Yen (or approximately $57.4 million using the exchange rate in effect as of December 31, 2025), is subject to borrowing base availability under the facility and is secured by certain assets, including eligible inventory and accounts receivable of our Japan subsidiary which are subject to certain restrictions and covenants related to certain pledged assets and financial performance metrics. The interest rate applicable to outstanding borrowings under the 2025 Japan ABL Credit Facility is subject to an effective interest rate equal to the Tokyo Interbank Offered Rate (“TIBOR”) plus 0.70%.
2023 Asset-Based Revolving Credit Facility
We have a senior secured asset-based revolving credit facility (as amended, the “2023 ABL Credit Facility”) with Bank of America, N.A. and other lenders, which provides for senior secured asset-based revolving credit facilities in an aggregate principal amount of up to $485.0 million and consists of U.S., Canadian, and U.K./Dutch facilities, in each case, subject to borrowing base availability under the applicable facility. Amounts outstanding under the 2023 ABL Credit Facility are secured by a first priority lien on certain of our assets and certain of the assets of our subsidiaries in the United States, Canada, the Netherlands, and the United Kingdom (other than certain excluded subsidiaries) and a second-priority lien on substantially all of our and such subsidiaries’ other assets (in each case, other than certain excluded assets).
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

On November 21, 2025, we entered into an amendment to the 2023 ABL Credit Facility, pursuant to which, in connection with the sale of the Topgolf business, among other things, (a) TOP GOLF USA INC. and TOPGOLF LIMITED were released as borrowers and guarantors under the 2023 ABL Credit Facility, as borrowers and guarantors under the ABL Credit Agreement, (b) Callaway TG Holdco Inc. and certain Topgolf subsidiaries were designated as unrestricted subsidiaries under the ABL Credit Facility and released as guarantors thereunder, and (c) certain financial definitions, covenants and other provisions of the ABL Credit Agreement were amended, including to reflect the consummation of the sale of the Topgolf business.
2022 Japan ABL Credit Facility
We had an asset-based revolving credit facility (the “2022 Japan ABL Credit Facility”) with the Bank of Tokyo-Mitsubishi UFJ, which provided a line of credit to our Japan subsidiary of up to 6,000.0 million Japanese Yen (or approximately $38.7 million using the exchange rate in effect as of January 31, 2025), subject to borrowing base availability under the facility and was secured by certain assets, including eligible inventory and accounts receivable of our Japan subsidiary which were subject to certain restrictions and covenants related to certain pledged assets and financial performance metrics. The interest rate applicable to outstanding borrowings under the 2022 Japan ABL Credit Facility was subject to an effective interest rate equal to the TIBOR plus 0.80%. The 2022 Japan ABL Credit Facility matured and was repaid in full on January 25, 2025.
Consolidated Available Liquidity
Consolidated available liquidity is comprised of cash on hand and amounts available under our U.S. and Japan ABL credit facilities, less outstanding letters of credit and outstanding borrowings and was $1,245.1 million as of December 31, 2025. Our estimated consolidated available liquidity was $1,021.9 million as of January 2, 2026 after receiving the $800.0 million cash proceeds for the Topgolf sale and repayment of the $1,000.0 million of outstanding borrowings on the Term Loan B. Our average availability and weighted-average interest rate under our 2023 ABL Credit Facility and 2025 Japan ABL Credit Facility were as follows for the periods presented (in millions except interest rates):

December 31, 2025
2023 ABL Credit Facility
Average availability	$411.0
Weighted-average interest rate	7.89%

2025 Japan ABL Credit Facility
Average availability	$13.3
Weighted-average interest rate	1.32%
Long-Term Debt
2023 Term Loan B
In March 2023, as part of a comprehensive debt refinancing plan (the “Refinancing Plan”), we entered into a senior secured term loan B facility (as amended, the “2023 Term Loan B”) with Bank of America, N.A. as administrative agent, and the financial institutions party thereto as lenders, in an original aggregate principal amount of $1,250.0 million, which was issued net of an original issuance discount of $12.5 million. As part of the Refinancing Plan, we used a portion of the net proceeds from the 2023 Term Loan B for the repayment of outstanding principal, interest and fees associated with our previous term loan B facility (the “2019 Term Loan B”), as well as the previous credit facilities of our Topgolf operating segment, which consisted of a senior secured term loan facility and a senior secured revolving credit facility. We accounted for the transactions associated with the Refinancing Plan and 2023 Term Loan B as a debt modification, and as a result we recognized a non-cash loss of $10.5 million within other income (expense), net, and $2.3 million of third-party fees within selling, general and administrative expense in our consolidated statement of operations for the year ended December 31, 2023.

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
On December 1, 2025, we entered into an amendment to the 2023 Term Loan B, pursuant to which, in connection with the sale of the Topgolf business, among other things, (a) Callaway TG Holdco Inc. and certain Topgolf subsidiaries were designated as unrestricted subsidiaries under the 2023 Term Loan B and released as guarantors thereunder, (b) certain financial definitions, covenants and other provisions of the 2023 Term Loan B were amended, including to reflect the consummation of the sale of the Topgolf business, and to require a $500.0 million partial repayment of the 2023 Term Loan B upon the consummation of the sale of the Topgolf business, which was therefore classified as a current portion of long-term debt. In addition to these amendments, on January 1, 2026, we made a separate discretionary repayment of $500.0 million on the 2023 Term Loan B, for a total partial repayment of $1,000.0 million on the loan.
Convertible notes
We have convertible senior notes issued in May 2020 (the “Convertible Notes”) which are structurally subordinated to all existing and future indebtedness and other liabilities and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 56.8 shares per $1,000 of principal, or an initial conversion price of $17.62 per share, and interest is payable on the Convertible Notes semi-annually in arrears on May 1 and November 1 of each year. As of May 6, 2023, we have the option to settle all or part of the Convertible Notes through cash settlement, physical settlement, or combination settlement at our election, subject to certain stipulations. Additionally, all or any portion of the Convertible Notes may be converted at the conversion rate and at the holders’ option on or after February 1, 2026 until the close of business on the second trading day immediately prior to the maturity date, and upon the occurrence of certain contingent conversion events. The Convertible Notes mature on May 1, 2026, unless earlier redeemed or repurchased by the Company or converted, and are reflected under current liabilities on our consolidated balance sheet as of December 31, 2025.
In July 2022, in accordance with the terms of the indenture under which the Convertible Notes were issued, holders of our Convertible Notes elected to convert $0.5 million of Convertible Notes into 25,602 shares of our common stock. The Convertible Notes were converted at a conversion rate of 56.8 shares of our common stock per $1,000 principal amount of Convertible Notes.

Capped Call
In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls cover the aggregate number of shares of our common stock that initially underlie the Convertible Notes and are generally expected to reduce potential dilution and/or offset any cash payments we are required to make related to any conversion of the Convertible Notes. The Capped Calls, which each have an exercise price of $17.62 per share, are subject to certain adjustments and each have a cap price of $23.71 per share. The initial cost of the Capped Calls was a reduction to additional paid-in-capital on our consolidated balance sheet.
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
Aggregate Amount of Long-Term Debt Maturities
The following table presents our combined aggregate amount of maturities for our long-term debt over the next five years and thereafter as of December 31, 2025.

(in millions)
2026	$775.6
2027	14.7
2028	12.8
2029	12.8
2030	616.0
Thereafter	2.1
Total aggregate amount of maturities	1,434.0
Less: Unamortized Debt Issuance Costs	18.0
Total aggregate amount of maturities, net of Unamortized Debt Issuance Costs	$1,416.0
As of December 31, 2025, we were in compliance with all fixed charge coverage ratios and all other covenants and reporting requirements under the terms of our long-term debt and credit facilities mentioned above, as applicable.
Note 8. Earnings (Loss) Per Common Share
Basic earnings (loss) per common share (“Basic EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period.
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

The following table summarizes the computation of Basic and Diluted EPS (in millions, except per share data):

	Year Ended December 31,
	2025	2024	2023
Earnings (loss) per common share—basic
Numerator:
Net income (loss) from continuing operations	$38.8	$93.4	$99.5
Income (loss) from discontinued operations, net of tax	(448.1)	(1,541.1)	(4.5)
Net income (loss)	$(409.3)	$(1,447.7)	$95.0
Denominator:
Weighted-average common shares outstanding	183.7	183.7	185.0
Basic earnings (loss) per common share:
Continuing operations	$0.21	$0.51	$0.54
Discontinued operations	$(2.44)	$(8.39)	$(0.02)
Net earnings (loss) per common share	$(2.23)	$(7.88)	$0.51
Earnings (loss) per common share—diluted
Numerator:
Net income (loss) from continuing operations	$38.8	$93.4	$99.5
Add: Interest expense attributable to convertible notes, net of tax	—	6.5	6.5
Income (loss) from continuing operations and assumed conversions	38.8	99.9	106.0
Loss from discontinued operations, net of tax	(448.1)	(1,541.1)	(4.5)
Net (loss) income attributable to earnings per common share	$(409.3)	$(1,441.2)	$101.5
Denominator:
Weighted-average common shares outstanding—basic	183.7	183.7	185.0
Incremental shares for assumed conversion of Convertible Notes	—	14.7	14.7
Outstanding options, restricted stock units and performance share units	2.0	0.9	1.4
Weighted-average common shares outstanding—diluted	185.7	199.3	201.1
Diluted earnings (loss) per common share:
Continuing operations	$0.21	$0.50	$0.53
Discontinued operations	$(2.41)	$(7.73)	$(0.02)
Net diluted earnings (loss) per common share	$(2.20)	$(7.23)	$0.50
Anti-Dilutive Options and Restricted Stock Units
For the year ended December 31, 2025, approximately 16.7 million securities outstanding comprised of shares subject to conversion from the Convertible Notes, stock options, restricted stock units and performance share units, were excluded from the calculation of Diluted EPS, as they would be anti-dilutive. For the years ended December 31, 2024 and 2023, approximately 2.5 million and 2.3 million securities outstanding, respectively, comprised of stock options, restricted stock units and performance share units, were excluded from the calculation of Diluted EPS, as they would be anti-dilutive.

Note 9. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in millions):

	Golf Equipment	Apparel, Gear and Other	Total
Balance at December 31, 2023	$531.0	$88.3	$619.3
Foreign currency translation and other	(0.6)	—	(0.6)
Balance at December 31, 2024	$530.4	$88.3	$618.7
Foreign currency translation and other	1.1	—	1.1
Balance at December 31, 2025	$531.5	$88.3	$619.8
Intangible assets by major asset class for the periods presented in the table below were (in millions, except useful life years):

	Indefinite-lived:	Amortizing:
	Trade name and Trademarks	Patents	Customer/ Distributor Relationships and Other	Total

Useful Life (Years)	NA	2 - 16	1 - 10

Gross as of December 31, 2024	$218.4	$31.6	$24.1	$274.1
Acquisitions	0.4	0.3	0.1	0.8
Gross as of December 31, 2025	$218.8	$31.9	$24.2	$274.9
Accumulated amortization	—	(31.6)	(20.8)	(52.4)
Foreign currency translation and other	—	—	(0.1)	(0.1)
Net book value, December 31, 2025	$218.8	$0.3	$3.3	$222.4

Gross as of December 31, 2023	$218.4	$31.6	$21.3	$271.3
Acquisitions	—	—	2.8	2.8
Gross as of December 31, 2024	$218.4	$31.6	$24.1	$274.1
Accumulated amortization	—	(31.6)	(19.9)	(51.5)
Foreign currency translation and other	—	—	(0.1)	(0.1)
Net book value, December 31, 2024	$218.4	$—	$4.1	$222.5
We recognized $0.9 million, $0.7 million and $3.4 million of amortization expense related to acquired intangible assets for the years ended December 31, 2025, 2024 and 2023, respectively, which is primarily recorded in selling, general and administrative expenses in the consolidated statements of operations.
As of December 31, 2025, intangible asset amortization expense is expected to be incurred for the periods presented as follows (in millions):

2026	$0.9
2027	0.6
2028	0.3
2029	0.3
2030	0.1
Thereafter	—
Total	$2.2

Note 10. Investments
Investment in Full Swing
We have an ownership interest of less than 20.0% in Full Swing Golf Holdings, LLC (“Full Swing”), owners of multi-sport indoor virtualization and simulation technology. The investment is accounted for at cost less impairments and adjusted for observable changes in fair value. At both December 31, 2025 and December 31, 2024, the carrying value of our investment in Full Swing was $9.3 million, and is included in other assets, net on our consolidated balance sheets.
In May 2024, we received a $4.1 million dividend distribution from Full Swing, which is included in other income on our consolidated statement of operations.
Investment in Five Iron Golf
We have an ownership interest of less than 20.0% in preferred shares of The Range NYC, LLC (“Five Iron Golf”), an urban indoor golf experience company which hosts a golf simulation technology and serves food and beverage. The investment is accounted for at cost less impairments, and is adjusted for observable changes in fair value. At both December 31, 2025 and December 31, 2024, the carrying value of our investment in Five Iron Golf was $33.9 million, and is included in other assets, net on our consolidated balance sheets.
Other Investments
In addition to the investments above, as of December 31, 2025 and December 31, 2024, we had other miscellaneous equity investments of approximately $4.4 million and $3.3 million, respectively, which are classified as other assets, net on our consolidated balance sheets. The investments are accounted for at cost less impairments and are adjusted for observable changes in fair value.

Note 11. Selected Financial Data
Selected financial data as of the dates presented below is as follows (in millions, except useful life data):

		December 31, 2025	December 31, 2024
Finished goods		$517.4	$507.4
Work in process		0.7	0.9
Raw materials		107.2	119.9
Total inventories		$625.3	$628.2

		December 31, 2025	December 31, 2024
Other current assets:
Credit card and other receivables		$24.0	$17.0
Sales return reserve cost recovery asset		30.4	27.9
Taxes receivable		14.7	7.3
Other		0.7	9.3
Total other current assets		$69.8	$61.5

		December 31, 2025	December 31, 2024
Property, plant and equipment, net:	Estimated Useful Life
Land		$7.2	$7.1
Buildings and leasehold improvements	3 - 30 years	154.5	144.0
Machinery and equipment	3 - 15 years	159.4	154.6
Furniture, computer hardware and equipment	3 - 5 years	127.6	123.0
Internal-use software	3 - 10 years	39.8	41.8
Production molds	2 - 5 years	11.4	10.9
Construction-in-process		6.6	8.1
Total property, plant, and equipment, gross		506.5	489.5
Less: Accumulated depreciation		347.0	313.6
Total property, plant, and equipment, net		$159.5	$175.9
Depreciation expense is recognized in cost of sales, research and development expenses, and selling, general and administrative expenses on the consolidated statement of operations, consistent with the use of the underlying asset. We recorded $45.5 million, $43.8 million and $42.3 million of total depreciation expense in our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively.

	December 31, 2025	December 31, 2024
Accounts payable and accrued expenses:
Accounts payable	$109.6	$61.7
Accrued expenses	89.9	70.2
Accrued inventory	96.7	135.3
Total accounts payable and accrued expenses	$296.2	$267.2

Note 12. Income Taxes
Our income from continuing operations before income taxes was subject to taxes in the following jurisdictions for the following periods (in millions):

	Years Ended December 31,
	2025	2024	2023
United States	$17.6	$42.0	$65.8
Foreign	70.0	69.5	63.7
Total	$87.6	$111.5	$129.5
The provision (benefit) for income taxes allocated to continuing operations is comprised of (in millions):

	Years Ended December 31,
	2025	2024	2023
Current tax provision:
Federal	$13.7	$18.9	$29.0
State	3.3	2.5	3.8
Foreign	12.9	8.6	7.0
	29.9	30.0	39.8
Deferred tax provision (benefit):
Federal	17.6	(10.9)	(12.5)
State	3.5	0.7	(0.2)
Foreign	(2.2)	(1.7)	2.9
	18.9	(11.9)	(9.8)
Income tax provision (benefit)	$48.8	$18.1	$30.0
Significant components of our deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in millions):

		December 31,
		2025	2024
Deferred tax assets:
Tax loss and interest expense carryforwards		$109.1	$50.1
Tax credit carryforwards		87.7	65.6
Lease liabilities		403.8	412.0
Deemed landlord financing		326.7	297.2
Other deferred tax assets		113.7	108.5
Total deferred tax assets		1,041.0	933.4
Valuation allowance for deferred tax assets		(143.4)	(31.3)
Deferred tax assets, net of valuation allowance		897.6	902.1
Deferred tax liabilities:
Basis difference related to fixed assets		(238.9)	(235.7)
Basis difference related to intangible assets with an indefinite life		(185.9)	(241.9)
Lease right-of-use assets		(359.1)	(371.3)
Other deferred tax liabilities		(6.3)	(6.8)
Total deferred tax liabilities		(790.2)	(855.7)
Net deferred tax assets (liabilities) are shown on the accompanying consolidated balance sheets as follows:
	Balance Sheet Location
Non-current deferred tax assets	Other assets, net	109.2	48.6
Non-current deferred tax liabilities	Other long-term liabilities	(1.8)	(2.2)
Deferred tax assets, net		$107.4	$46.4

The net change in net deferred taxes in 2025 of $61.0 million is primarily due to an increase in tax loss and tax credit carryforwards. As described in Note 4, we divested Jack Wolfskin entirely and of 60% of Topgolf in May 2025 and January 2026, respectively. Due to the 2026 timing for the latter sale, certain Topgolf deferred tax assets and liabilities included above will be derecognized from our consolidated balance sheets during the first quarter of 2026. We do not expect the impact from the derecognition of those net deferred tax assets and deferred tax liabilities will be significant.
The valuation allowance on our deferred tax assets as of December 31, 2025 and 2024 of $143.4 million and $31.3 million, respectively, relate primarily to U.S. federal and state net operating loss carryforwards, foreign and business tax credits, and capital loss carryforward.
As of December 31, 2025, we had U.S. federal and state income tax credit carryforwards of $73.5 million and $35.9 million, respectively, which will expire if unused at various dates beginning on December 31, 2028. Such carryforwards expire as follows (in millions):

U.S. foreign tax credit	$3.5	2028-2035
U.S. business tax credits	$70.0	2037-2045
State business tax credits - indefinite lived	$27.9	Do not expire
State business tax credits - definite lived	$8.0	2032-2048
As of December 31, 2025, we had U.S. federal net operating loss (“NOLs”), capital loss, and interest expense carryforwards of $65.9 million, $352.1 million and $19.8 million, respectively. Such carryforwards expire as follows (in millions):

U.S. net operating loss carryforwards - definite lived	$11.9	2028-2035
U.S. capital loss carryforwards - definite lived	$352.1	2030
U.S. interest expense carryforwards - indefinite lived	$19.8	Do not expire
U.S. net operating loss carryforwards - indefinite lived	$54.0	Do not expire
Our ability to utilize the U.S. NOLs and tax credits to offset future taxable income may be deferred or limited significantly if we were to experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of our stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. We determined that no ownership change has occurred for purposes of Section 382 for the period ended December 31, 2025. Any ownership changes that have occurred for periods prior to 2025 are not expected to have a material impact on our ability to utilize U.S. NOLs and tax credits.

A reconciliation of the effective tax rate on our 2025 income from continuing operations and the U.S. federal statutory tax rate is as follows (dollar amounts in millions):

	Year Ended December 31, 2025
	Dollars	Percentages
Pre-tax income	$87.6

U.S. federal statutory income tax rate	18.4	21.0%
Domestic federal
Tax credits
Research and development credits	(1.7)	(1.9)%
Nontaxable and nondeductible items
Nondeductible compensation	5.5	6.3%
Other nontaxable and nondeductible items	0.4	0.5%
Cross-border tax laws
Global intangible low-taxed income, net of foreign tax credit	2.5	2.9%
Foreign-derived intangible income deduction	(0.4)	(0.5)%
Other cross-border tax laws	0.2	0.2%
Changes in valuation allowances	24.0	27.4%
Other adjustments	(0.8)	(0.9)%

Domestic state and local income taxes, net of federal effect (1)	5.3	6.0%

Foreign tax effects
China
Statutory income tax rate differential	1.8	2.1%
Income excluded from corporate income tax	(10.5)	(12.0)%
Hong Kong
Global minimum tax	3.7	4.2%
Japan
Statutory income tax rate differential	1.0	1.1%
Other	(0.2)	(0.2)%
Other foreign jurisdictions	0.2	0.2%

Worldwide changes in unrecognized tax benefits	(0.6)	(0.7)%
Income tax provision and effective tax rate	$48.8	55.7%

(1) The majority (greater than 50%) of the income tax effect within this category was from the following state and local jurisdictions: California, Illinois, New Jersey, New York, Pennsylvania, and Texas.

A reconciliation of the effective tax rate on our 2024 and 2023 income from continuing operations and the U.S. federal statutory tax rate is as follows:

	Years ended December 31,
	2024	2023
Statutory U.S. tax rate	21.0%	21.0%
State income taxes, net of U.S. tax benefit	2.3%	2.2%
Foreign income taxed at other than U.S. statutory rate	(7.0)%	(3.6)%
Federal tax credits	(4.7)%	(3.6)%
Other non-deductible expenses	1.3%	0.8%
Non-deductible compensation	4.0%	3.7%
U.S. Foreign tax inclusion	1.4%	1.4%
Foreign derived intangible income deduction	(2.7)%	(2.7)%
Impact of uncertain tax positions	0.8%	1.5%
Change in deferred tax valuation allowance	(0.1)%	—%
Other	(0.1)%	2.5%
Effective tax rate	16.2%	23.2%
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2025	2024	2023
Balance at January 1	$27.7	$29.3	$26.2
Additions based on tax positions related to the current year	0.7	2.1	1.8
Additions for tax positions of prior years	—	—	2.0
Reductions for tax positions of prior years	(1.3)	(0.8)	—
Settlement of tax audits	(6.1)	(1.1)	—
Current year dispositions	(2.2)	—	—
Reductions due to lapsed statute of limitations	(0.4)	(1.8)	(0.7)
Balance at December 31	$18.4	$27.7	$29.3
As of December 31, 2025, the gross liability for income taxes associated with uncertain tax benefits was $18.4 million. This liability could be reduced by $0.1 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, which was recorded as a long-term income tax receivable. Of the net amount, $11.4 million, if recognized, would affect our financial statements and favorably affect our effective income tax rate.
We recognize interest and penalties related to income tax matters in the income tax provision. We recognized a tax expense (benefit) of $(2.2) million, $0.3 million and $0.1 million, for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, the gross amount of accrued interest and penalties included in income taxes payable in the accompanying consolidated balance sheets was $0.4 million and $2.6 million, respectively.
We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. states and foreign jurisdictions. We are generally no longer subject to income tax examinations by tax authorities in our major jurisdictions as follows:

Major Tax Jurisdiction	Years No Longer Subject to Audit
U.S. Federal	2009 and prior
Japan	2019 and prior
South Korea	2021 and prior
United Kingdom	2020 and prior

Our undistributed foreign earnings were deemed repatriated on December 31, 2017 from a U.S. federal income tax perspective, and a significant amount of our foreign earnings that have been accumulated through December 31, 2025 are not expected to be subject to U.S. income tax upon repatriation. We have not recognized deferred tax liabilities for foreign withholding taxes nor for U.S. state and local income taxes on the undistributed foreign earnings from our non-U.S. subsidiaries that we intend to reinvest indefinitely. Furthermore, we expect future earnings generated within the U.S. will be sufficient to meet our future domestic cash needs. With respect to our non-U.S. subsidiaries’ earnings for which we do not expect to reinvest indefinitely, we expect the net impact from such future repatriations on our overall tax liability to be insignificant.
Income taxes paid, net of refunds received, during 2025 by jurisdiction were (in millions):

Year Ended December 31,
2025
U.S. federal	$1.0
U.S. state and local
Texas	1.4
Other	7.5
Foreign
Canada	1.4
China	2.5
Japan	5.0
Other	4.1
Total income taxes paid, net	$22.9
Income taxes paid, net of refunds received, during the years ended December 31, 2024 and 2023 were $20.9 million and $21.5 million, respectively.
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

As of December 31, 2025, the minimum obligation that we are required to pay under these agreements over the next five years is as follows (in millions):

2026	$51.9
2027	25.7
2028	11.5
2029	2.1
2030	1.3
Thereafter	7.6
Total minimum obligations	$100.1
Other Contingent Contractual Obligations
During our normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to our customers and licensees in connection with the use, sale and/or license of our product or trademarks, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to the goods and services provided to us or based on our negligence or willful misconduct and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, we have consulting agreements that provide for payment of nominal fees upon the issuance of patents and/or the commercialization of research results. We have also issued guarantees in the form of standby letters of credit of $1.1 million as of December 31, 2025.
We have also made certain indemnities under which we may be required to make payments in relation to divestitures of the Topgolf and Jack Wolfskin businesses. These include indemnities against (i) damages arising from certain ongoing litigation matters, (ii) certain exempted claims and (iii) certain pre-closing tax and other liabilities.
The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our consolidated financial statements. Except as otherwise included in Note 4, Note 6, and Note 13 to these consolidated financial statements, the fair value of indemnities, commitments and guarantees that we issued during the year ended and as of December 31, 2025 was not material to our financial position, results of operations or cash flows.
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

Treasury Stock and Stock Repurchases
On May 26, 2022, we announced that our Board of Directors authorized a $100.0 million share repurchase program (the “2022 Repurchase Program”) under which we were authorized to repurchase shares of our common stock in the open market or in private transactions, subject to our assessment of market conditions, buying opportunities, and compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as well as the terms of our credit facilities. The 2022 Repurchase Program did not require us to acquire a specific number of shares and was to remain in effect until completed or terminated by the Board of Directors. In January 2026, we announced that our Board authorized a new $200.0 million share repurchase program (the “2025 Repurchase Program”), which replaced the 2022 Repurchase Program and authorizes repurchases on the same terms. The 2025 Repurchase Program will remain in effect until completed or terminated by the Board. During the year ended December 31, 2025, we did not repurchase any shares of our common stock under either repurchase program. Repurchases made under our repurchase programs are made in accordance with the terms and conditions of our 2023 ABL Credit Facility and other long term debt, which limit the amount of stock that can be repurchased.
In addition to the aforementioned repurchase programs, we treat shares withheld for tax purposes on behalf of our employees in connection with the vesting and settlement of employee RSUs and PRSUs as common stock repurchases because they reduce the number of shares that would have been issued to the employee upon vesting. These withheld shares of common stock are not considered to be repurchases under the share repurchase program. During the years ended December 31, 2025, 2024 and 2023 we withheld 0.5 million, 0.9 million, and 0.4 million shares of our common stock, respectively, to satisfy employee payroll tax withholding obligations of $3.6 million, $13.1 million, and $9.3 million, respectively, related to the vesting and settlement of restricted stock unit and performance share unit awards.
Repurchases of shares of our own common stock are recorded at cost and are a reduction of shareholders’ equity.
Note 15. Stock Plans and Share-Based Compensation
Equity Compensation Plans
As of December 31, 2025, we had one shareholder approved stock plan under which shares were available for equity-based awards; the Amended and Restated 2022 Incentive Plan (the “2022 Incentive Plan”). As of the effective date of the 2022 Incentive Plan, we ceased granting awards under our other shareholder-approved stock plans. Awards outstanding under such plans as of that date remained outstanding in accordance with their terms, and any shares remaining available for future issuance under those plans were canceled.
The 2022 Incentive Plan permits the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance share units and other equity-based awards to our officers, employees, consultants, eligible directors serving on our Board of Directors and certain other non-employees who provide services to us. All grants under the 2022 Incentive Plan are discretionary. Directors may receive a one-time grant upon their initial appointment to our Board of Directors and may receive an annual grant thereafter upon being re-elected at each annual meeting of shareholders. The maximum number of shares issuable over the term of the 2022 Incentive Plan is approximately 33.4 million shares, which includes shares underlying awards under the Company’s Amended and Restated 2004 Incentive Plan that lapsed, expired, terminated or were canceled.

The following table presents shares authorized, available for future grant and outstanding under each of our plans as of December 31, 2025 (in millions):

	Authorized	Available (1)	Outstanding
2022 Incentive Plan	33.4	16.4	5.8
Topgolf Equity Compensation Plans and Option Agreement	2.7	—	0.5
Total	36.1	16.4	6.3

(1) Includes shares subject to a full award value under the 2022 Incentive Plan’s fungible share ratio. PRSUs are counted against the share reserve based on “maximum” level of performance and may vest up to 200% of the “target” number of units, depending on the year granted and the terms of such awards.

Stock Options
The following table summarizes our stock option activities for the year ended December 31, 2025 (in millions, except per share amounts and contractual term):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	0.6	$29.44
Exercised (1)	—	$9.37
Expired	(0.1)	$20.48
Outstanding at December 31, 2025	0.5	$30.82	2.4	$—
Vested and expected to vest in the future at December 31, 2025	0.5	$30.82	2.4	$—
Exercisable at December 31, 2025	0.5	$30.82	2.4	$—

(1) A nominal number of stock options were exercised during the year ended December 31, 2025.
There were no stock options granted in 2025, 2024 or 2023, and as of December 31, 2025, there was no unamortized compensation expense related to stock options granted to employees under our share-based payment plans. The range of option prices for options which were exercisable as of December 31, 2025 was $21.08 to $35.14.
The following table summarizes information related to intrinsic value and cash received related to option exercises for the periods presented below (in millions):

	Year Ended December 31,
	2025	2024	2023
Intrinsic value for options exercised (1)	$—	$—	$1.7
Cash received from exercise of options (1)	$0.1	$0.1	$4.2

(1) Intrinsic value and cash received related to option exercises were nominal during the years ended December 31, 2025 and 2024.

RSUs, RSAs, and PRSUs
The following table represents activity for restricted stock units, restricted stock awards, and performance-based awards for the year ended December 31, 2025 (in millions, except fair value amounts):

	RSUs		RSAs		PRSUs
	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2025	1.7	$16.81	—	$—	2.3	$27.85
Granted	2.9	$6.86	—	$—	1.7	$8.57
Vested	(0.9)	$17.14	—	$—	(0.5)	$29.52
Forfeited	(0.5)	$9.52	—	$—	(0.9)	$23.85
Unvested at December 31, 2025	3.2	$8.88	—	$—	2.6	$16.20

The following table summarizes fair value of awards vested and the weighted-average grant date fair value per share of awards granted during the periods presented below (in millions, except for per share amounts):

	Years Ended December 31,
	2025	2024	2023
RSUs:
Total fair value of RSUs vested	$14.8	$19.1	$17.3
Per share weighted-average grant date fair value of RSU grants	$6.86	$13.25	$22.78

RSAs:
Total fair value of RSAs vested	$—	$0.5	$1.3
Per share weighted-average grant date fair value of RSA grants (1)	$—	$—	$19.60

PRSUs:
Total fair value of PRSUs vested	$13.7	$40.8	$7.8
Per share weighted-average grant date fair value of PRSU grants	$8.57	$19.01	$36.58

(1) There were no RSAs granted during the years ended December 31, 2025 and 2024.
The following table summarizes the unamortized compensation expense, net of estimated forfeitures, of awards granted under our share-based plans as of December 31, 2025, as well as their related weighted-average remaining recognition period (in millions, except for periods):

December 31, 2025
RSUs:
Unamortized compensation expense for RSUs	$15.8
Weighted-average remaining recognition period (in years)	1.8

PRSUs:
Unamortized compensation expense for PRSUs	$13.4
Weighted-average remaining recognition period (in years)	1.6

Share-based compensation expense
The table below summarizes amounts recognized for share-based compensation by award-type, net of estimated forfeitures, in our consolidated statement of operations for the periods presented (in millions):

	Years Ended December 31,
	2025	2024	2023
Restricted stock units	$10.2	$9.8	$11.8
Performance based restricted share unit awards	13.6	17.8	21.5
Total share-based compensation expense, before tax	23.8	27.6	33.3
Income tax benefit	(5.7)	(6.6)	(8.0)
Total share-based compensation expense, after tax	$18.1	$21.0	$25.3
The table below summarizes amounts recognized for share-based compensation, net of estimated forfeitures, in our consolidated statement of operations for the periods presented (in millions):

	Years Ended December 31,
	2025	2024	2023
Cost of sales	$1.6	$1.6	$2.4
Selling, general and administrative expenses	21.8	25.5	30.7
Research and development expenses	0.4	0.5	0.2
Share-based compensation expense, before tax	23.8	27.6	33.3
Income tax benefit	(5.7)	(6.6)	(8.0)
Share-based compensation expense, after tax	$18.1	$21.0	$25.3
Note 16. Employee Benefit Plans
We have one voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code (the “Callaway Golf Company 401(k) Plan” for employees who satisfy the age and service requirements.
Callaway Golf Company 401(k) Plan
Under the Callaway Golf Company 401(k) Plan, each participant may elect to contribute up to 75% of annual compensation, up to the maximum allowable limit permitted by the IRS. Under the plan, the Company contributes an amount equal to 50% of the participant’s contributions, up to 6% of the participant’s eligible annual compensation, for a maximum annual employer matching contribution of 3%. The portion of the participant’s account attributable to elective deferral contributions and rollover contributions made by the participant are 100% vested upon contribution and are not able to be forfeited. Employer contributions vest at a rate of 50% per year, and are fully vested after two years of service. During the years ended December 31, 2025, 2024 and 2023, our matching contributions under the plan were $5.9 million, $5.4 million and $4.8 million, respectively.
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
Our money market funds accrue dividends, which are reinvested in the funds, and are reflected in their carrying value of the funds. As of December 31, 2025 and December 31, 2024, the carrying value of our money market funds was $791.7 million and $304.1 million, respectively, which is included in cash and cash equivalents on our consolidated balance sheets. During years ended December 31, 2025, 2024 and 2023, we recognized $19.9 million, $8.7 million and $3.5 million, respectively, of dividend income on our money market funds. Dividend income is included in other income, net in our consolidated statements of operations.
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
The following table summarizes the valuation of our foreign currency forward contracts and interest rate hedge agreements (see Note 18) that are measured at fair value on a recurring basis, and are classified within Level 2 of the fair value hierarchy as of the periods presented below (in millions):

Level 2 Fair Value
December 31, 2025
Foreign currency forward contracts—asset position	$0.7
Foreign currency forward contracts—liability position	(0.8)
Total	$(0.1)
December 31, 2024
Foreign currency forward contracts—asset position	$5.7
Foreign currency forward contracts—liability position	(1.0)
Interest rate hedge agreements—asset position	7.8
Total	$12.5
There were no transfers of financial instruments between the levels of the fair value hierarchy during the years ended December 31, 2025 and 2024.
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

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Japan ABL Credit Facility	$44.7	$44.7	$—	$—
2022 Japan ABL Credit Facility	$—	$—	$25.4	$25.4
2023 Term Loan B	$1,165.6	$1,170.7	$1,178.1	$1,175.2
Convertible Notes	$258.3	$257.8	$258.3	$250.1
Equipment Notes	$6.5	$6.2	$11.7	$10.7
Non-recurring Fair Value Measurements
We measure certain assets at fair value on a non-recurring basis at least annually or more frequently if it is determined that impairment indicators are present. These assets include long-lived assets, goodwill, non-amortizing intangible assets and investments, which are written down to fair value when they are classified as discontinued operations or determined to be impaired. Any impairment charges related to the Topgolf and Jack Wolfskin businesses have been reclassified to discontinued operations, net of tax on the consolidated statement of operations for all periods presented (see Note 4).

During the year ended December 31, 2025, we recognized $2.1 million of impairment charges as a result of an assessment of retail locations of our TravisMathew business. During this assessment, we determined that certain operating ROU and fixed assets related to certain retail stores may not be fully recoverable based on the estimated cash flows for these stores over the remaining lease terms and asset lives, and the impairment losses were recognized within selling, general and administrative expense within our consolidated statement of operations related to the reduction of the carrying values of these assets to their fair values, which are categorized within Level 3 of the fair value hierarchy.
Note 18. Derivatives and Hedging
The following table summarizes the fair value of our derivative instruments as well as the location of the asset and/or liability on the consolidated balance sheets as of the periods presented below (in millions):

		Fair Value of Asset Derivatives
		December 31,
	Balance Sheet Location	2025	2024
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$0.4	$0.1
Interest rate swap contracts	Other current assets	—	3.0
Interest rate swap contracts	Other assets, net	—	4.8
Total		$0.4	$7.9
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	0.3	5.6
Total asset position		$0.7	$13.5

		Fair Value of Liability Derivatives
		December 31,
	Balance Sheet Location	2025	2024
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0.4	$0.8
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	0.4	0.2
Total liability position		$0.8	$1.0
Our derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their respective maturity date. Although we have the legal right of offset under the master netting agreements, we have elected to present these contracts on a gross basis on the accompanying consolidated balance sheets as of December 31, 2025 and 2024. Gains and losses related to our derivative instruments are presented as an adjustment to reconcile net income to net cash provided by or used in operating activities in the consolidated statements of cash flows.
Cash Flow Hedging Instruments
Foreign Currency Forward Contracts
As of December 31, 2025, there were no notional amounts on our foreign currency forward contracts designated as cash flow hedging instruments. As of December 31, 2024, the notional amounts of our foreign currency forward contracts designated as cash flow hedging instruments was a short position of approximately $9.4 million.
Interest Rate Swap Contracts
We used interest rate swaps in order to mitigate the risk of changes in interest rates associated with our variable-rate long term debt.

In April 2023, we entered into interest rate swaps designated as cash flow hedges in order to mitigate the risk of interest rate fluctuations associated with our 2023 Term Loan B as well as any of our other variable rate debt. Over the life of the 2023 Term Loan B, we were to receive variable interest payments from the counterparty lenders in exchange for fixed interest rate payments, which were made at a weighted-average rate of 3.36% across our interest rate swap contracts without exchange of the underlying notional amount. During the fourth quarter of 2025, we closed out our interest rate swaps in connection with an amendment to the 2023 Term Loan B (see Note 7) resulting in no underlying notional amounts as of December 31, 2025. As of December 31, 2024, our underlying notional amounts on interest rate swaps was $400.0 million.
The following tables summarize the net effect of all cash flow hedges on the consolidated financial statements for the periods presented (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income
	Year Ended December 31,
Derivatives designated as cash flow hedging instruments	2025	2024	2023
Foreign currency forward contracts	$(5.1)	$4.9	$8.6
Interest rate swap contracts	(4.9)	12.6	6.9
Total	$(10.0)	$17.5	$15.5

		Gain (Loss) Reclassified from Other Comprehensive Income into Earnings
		Year Ended December 31,
Derivatives designated as cash flow hedging instruments	Statement of Operations Location	2025	2024	2023
Foreign currency forward contracts	Cost of sales	$(5.2)	$5.9	$5.9
Interest rate swap contracts	Interest expense	3.1	10.3	8.2
Total		$(2.1)	$16.2	$14.1
For the year ended December 31, 2025, $2.3 million of net gains related to the amortization of forward points were released from other comprehensive income and recognized in cost of sales. Based on the current valuation, we expect to reclassify net losses of $0.5 million related to foreign currency forward contracts from accumulated other comprehensive income into earnings during the next 12 months.
Based on forecasted transactions as of December 31, 2025, we do not expect to reclassify a net gain related to the interest rate swap contracts from accumulated other comprehensive loss into earnings during the next 12 months.
Foreign Currency Forward Contracts Not Designated as Hedging Instruments
We use foreign currency forward contracts that are not designated as qualifying cash flow hedging instruments to mitigate our exposure to fluctuations in foreign currency exchange rates due to the remeasurement of certain balance sheet payables and receivables denominated in foreign currencies, as well as gains and losses resulting from the translation of the operating results of our international subsidiaries into U.S. dollars for financial reporting purposes. These contracts generally mature within 12 months from inception. As of December 31, 2025, 2024 and 2023, the notional amounts of our foreign currency forward contracts used to mitigate the exposures discussed above were approximately $88.4 million, $203.0 million, and $209.4 million, respectively. We estimate the fair values of foreign currency forward contracts based on pricing models using current market rates, and record all derivatives on our consolidated balance sheet at fair value, with changes in fair value recorded in our consolidated statements of operations. Foreign currency forward contracts are classified under Level 2 of the fair value hierarchy (see Note 17).
The following table summarizes the location of net gains and losses for each type of our derivative contracts recognized in the consolidated statements of operations for the periods presented (in millions):

		Amount of Net Gain Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments	Location of Net Gain (Loss) Recognized in Income on Derivative Instruments	Years Ended December 31,
		2025	2024	2023
Foreign currency forward contracts	Other income, net	$(18.5)	$31.9	$19.6

During the years ended December 31, 2025, 2024 and 2023, we recognized net foreign currency transactional gains of $17.5 million, losses of $19.4 million and losses of $8.2 million, respectively, in our consolidated statements of operations.
Note 19. Accumulated Other Comprehensive Loss
The following table details the amounts reclassified from accumulated other comprehensive loss and foreign currency translation adjustments for the periods presented below (in millions):

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, January 1, 2023, after tax	$4.9	$(66.4)	$(61.5)
Change in derivative instruments	15.5	—	15.5
Net gains reclassified to cost products	(5.9)	—	(5.9)
Net gains reclassified to interest expense	(8.2)	—	(8.2)
Income tax impact on derivative instruments	(0.2)	—	(0.2)
Foreign currency translation adjustments	—	12.8	12.8
Accumulated other comprehensive loss, December 31, 2023, after tax	$6.1	$(53.6)	$(47.5)
Change in derivative instruments	17.5	—	17.5
Net gains reclassified to cost products	(5.9)	—	(5.9)
Net gains reclassified to interest expense	(10.3)	—	(10.3)
Income tax impact on derivative instruments	(0.4)	—	(0.4)
Cumulative foreign currency translation adjustments reclassified into other income upon dissolution of foreign subsidiary	—	3.4	3.4
Foreign currency translation adjustments	—	(32.8)	(32.8)
Accumulated other comprehensive loss, December 31, 2024, after tax	$7.0	$(83.0)	$(76.0)
Change in derivative instruments	(10.0)	—	(10.0)
Net gains reclassified to cost products	5.3	—	5.3
Net gains reclassified to interest expense	(3.1)	—	(3.1)
Income tax impact on derivative instruments	1.8	—	1.8
Cumulative foreign currency translation adjustments reclassified into other income upon dissolution of foreign subsidiary	—	13.8	13.8
Foreign currency translation adjustments	—	40.6	40.6
Accumulated other comprehensive loss, December 31, 2025, after tax	$1.0	$(28.6)	$(27.6)

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
We have two operating and reportable segments:
•Golf Equipment, which is comprised of product sales and expenses that encompass golf club and golf ball products, including Callaway Golf-branded woods, hybrids, irons, wedges, Odyssey putters, packaged sets, Callaway Golf-branded golf balls and sales of pre-owned golf clubs; and
•Apparel, Gear and Other, which is comprised of product sales and expenses for the TravisMathew golf and lifestyle apparel and accessories business, the Callaway soft goods business and the OGIO business, which consists of golf apparel and accessories (including golf bags), and storage gear for sport and personal use. This segment also includes royalties from licensing of our trademarks and service marks for various soft goods products.
Operating segment and business results for Topgolf and Jack Wolfskin through the date of the sale are included within discontinued operations. See Note 4 for further information.
There were no significant intersegment transactions during the years ended December 31, 2025, 2024, or 2023.

The following table contains information utilized by the CODM to evaluate our operating segments for the periods presented (in millions).

	Years Ended December 31,
	2025	2024	2023
Golf Equipment:
Net sales	$1,375.1	$1,382.7	$1,388.0
Less: Cost of sales	828.3	833.9	828.6
Gross profit	546.8	548.8	559.4
Less: Selling, general and administrative expense	323.6	313.9	316.6
Less: Research and development expense	53.1	51.2	49.4
Income before income taxes	$170.1	$183.7	$193.4

Apparel, Gear and Other:
Net sales	$685.0	$695.0	$744.7
Less: Cost of sales	361.8	353.9	375.8
Gross profit	323.2	341.1	368.9
Less: Selling, general and administrative expense	223.2	228.8	221.8
Less: Research and development expense	12.2	12.8	12.3
Income before income taxes	$87.8	$99.5	$134.8

Segment income from continuing operations	257.9	283.2	328.2

Reconciling items:
Non-recurring expenses (1)	(6.0)	(8.4)	(14.4)
Corporate costs and expenses (2)	(123.8)	(121.9)	(119.7)
Total Reconciling items:	(129.8)	(130.3)	(134.1)
Total operating income	128.1	152.9	194.1
Interest expense, net	(60.6)	(63.0)	(70.7)
Other income, net	20.1	21.6	6.1
Total income from continuing operations before income taxes	$87.6	$111.5	$129.5

(1) Includes non-cash amortization of acquired intangible assets and non-recurring expenses primarily consisting of restructuring and reorganization charges, other non-recurring losses and costs associated debt modifications, the integration of new IT systems stemming from acquisitions, and non-recurring costs related to a cybersecurity incident.

(2) Corporate costs and expenses include corporate general and administrative expenses not utilized by management in determining segment profitability. Corporate costs and expenses also includes adjustments for discontinued operations related to indirect costs that were previously allocated to the segment.

	Years Ended December 31,
	2025	2024	2023
Depreciation and amortization:
Golf Equipment	$26.5	$25.4	$25.9
Apparel, Gear and Other	19.9	19.1	19.8
Total depreciation and amortization	$46.4	$44.5	$45.7

We market our products in the United States and internationally, with our principal international markets being Asia and Europe. The tables below contain information about the geographical areas in which we operate. Net sales are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Years Ended December 31,
	2025	2024	2023
Net Sales:
United States	$1,363.3	$1,381.1	$1,395.7
Europe	203.8	182.1	173.4
Asia	363.1	379.1	436.6
Rest of World	129.9	135.4	127.0
Total Net Sales	$2,060.1	$2,077.7	$2,132.7

	December 31, 2025	December 31, 2024
Long-Lived Assets
United States	$136.4	$156.7
Europe	4.2	3.0
Asia	12.9	11.0
Rest of World	6.0	5.2
Total Long-Lived Assets	$159.5	$175.9

Note 21. Restructuring
Our restructuring costs primarily consist of severance and termination benefits, asset disposals, write-offs and impairments and other exit and disposal costs. Severance costs generally include severance payments, outplacement services, health insurance coverage and legal costs. Separation costs primarily consist of consulting and legal costs incurred in connection with the sale of our Topgolf and Jack Wolfskin businesses.
Restructuring Costs
2023 Restructuring Plan
During 2023, we initiated a reorganization and restructuring plan in order to improve the organizational structure and increase operational efficiencies for certain businesses and functions within our Apparel, Gear and Other operating segment (the “2023 Restructuring Plan”). The 2023 Restructuring Plan was completed in December 2024. Under the 2023 Restructuring Plan, we incurred $0.9 million in costs, which were incurred in our Apparel, Gear and Other segment and paid in full prior to December 31, 2024.
Transformation Plan
In connection with the September 2024 announcement of our intended separation of the Topgolf business, we initiated a plan which is intended to optimize organizational efficiencies and decrease operating costs under the separate business structures that are anticipated after the separation (the “Transformation Plan”). For the twelve months ended months ended December 31, 2025, costs incurred under the Transformation Plan were primarily related to employee termination and severance costs and the disposal of property, plant and equipment. We expect to incur up to $10.0 million in costs related to the Transformation Plan, which we expect to be substantially complete by the end of 2026.
The following table summarizes continuing operations costs related to the Transformation Plan recognized within selling, general and administrative expenses in the consolidated statement of operations for the periods presented below (in millions):

	Years Ended December 31,
	2025	2024
Employee termination & severance	$3.0	$0.7
PP&E and lease disposal costs	0.3	—
Legal & other	0.1	0.2
Total restructuring	$3.4	$0.9
The following table summarizes the continuing operations restructuring liability that is included in accounts payable and accrued expenses, accrued employee compensation and benefits, and other current liabilities on the consolidated balance sheets as of the periods presented below (in millions):

	Employee termination costs	PP&E disposals	Legal & other costs	Total
Balance at December 31, 2024	$0.1	$—	$0.1	$0.2
Additions	3.0	0.3	0.1	3.4
Payments	(2.9)	—	(0.2)	(3.1)
Non-Cash adjustments	—	(0.3)	—	(0.3)
Balance at December 31, 2025	$0.2	$—	$—	$0.2

Note 22. Summarized Quarterly Data (Unaudited)
We have revised previously reported quarterly financial information for the fiscal years ended December 31, 2025 and 2024 to reflect the results of our sold business lines as discontinued operations for all periods presented (see Note 4):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in millions, except per share data)
2025
Net sales	$629.6	$600.4	$462.6	$367.5	$2,060.1
Income (loss) from continuing operations	$103.1	$74.3	$4.8	$(54.1)	$128.1
Loss from discontinued operations, net of tax	$(61.3)	$(25.2)	$(10.6)	$(351.0)	$(448.1)
Net income (loss)	$2.1	$20.3	$(14.7)	$(417.0)	$(409.3)
Basic earnings (loss) per common share:
Continuing operations	$0.35	$0.25	$(0.02)	$(0.36)	$0.21
Discontinued operations	$(0.33)	$(0.14)	$(0.06)	$(1.91)	$(2.44)
Net earnings (loss)	$0.01	$0.11	$(0.08)	$(2.27)	$(2.23)
Diluted earnings (loss) per common share:
Continuing operations	$0.33	$0.24	$(0.02)	$(0.36)	$0.21
Discontinued operations	$(0.30)	$(0.12)	$(0.06)	$(1.91)	$(2.41)
Net earnings (loss)	$0.02	$0.11	$(0.08)	$(2.27)	$(2.20)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in millions, except per share data)
2024
Net sales	$639.7	$614.3	$452.3	$371.4	$2,077.7
Income (loss) from continuing operations	$78.8	$86.7	$12.0	$(24.6)	$152.9
Loss from discontinued operations, net of tax	$(50.4)	$(37.3)	$(34.6)	$(1,418.8)	$(1,541.1)
Net income (loss)	$6.5	$62.1	$(3.6)	$(1,512.7)	$(1,447.7)
Basic earnings (loss) per common share:
Continuing operations	$0.31	$0.54	$0.17	$(0.51)	$0.51
Discontinued operations	$(0.27)	$(0.20)	$(0.19)	$(7.72)	$(8.39)
Net earnings	$0.04	$0.34	$(0.02)	$(8.23)	$(7.88)
Diluted earnings (loss) per common share:
Continuing operations	$0.29	$0.51	$0.16	$(0.51)	$0.50
Discontinued operations	$(0.25)	$(0.18)	$(0.17)	$(7.72)	$(7.73)
Net earnings (loss)	$0.04	$0.32	$(0.01)	$(8.23)	$(7.23)