Form 10-Q
period 2026-06-30
Callaway Golf Co
filed 2026-08-04
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2026, the number of shares outstanding of the Registrant’s common stock was 178,510,521.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “may,” “should,” “will,” “could,” “would,” “anticipate,” “plan,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results, performance, prospects or growth and scale opportunities including, but not limited to, statements relating to our intention to repurchase shares of our common stock pursuant to a stock repurchase program, the anticipated timing, amount and impact of the stock repurchase program, delivering long-term value for shareholders, further growth and investments in our core business, the anticipated benefits and other effects of the sale of the majority stake of our Topgolf International, Inc. (“Topgolf”) business, the expected financial and operational performance of, and future opportunities for, each of the two independent companies following the sale, the tax treatment of the sale, future industry and market conditions, strength and demand of our products and services, continued brand momentum, demand for golf and outdoor activities and apparel, continued investments in the business, consumer trends and behavior, the strength of our brands, product lines and e-commerce business, pending litigation, availability of capital under our credit facilities, the capital markets or other sources, our conservation and cost reduction efforts, compliance with debt covenants, projected capital expenditures, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax provision, the future impact of new accounting standards, the impacts of inflation and changes in foreign exchange rates, the impact of tariffs and the timing and amount of any tariff refunds, and future prospects and growth of our businesses, including TravisMathew, LLC (“TravisMathew”) and OGIO International, Inc. (“OGIO”). These statements are based upon current information and our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:
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
•our ability to monetize our investments, including without limitation, our remaining stake in Topgolf;
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

Company Trademarks: The following marks and phrases, among others, are our trademarks: ½ Ball, #1 Irons in Golf, #1 Putter in Golf, #1 Putter on Tour, 2-Ball, 2-Ball Fang, 2-Ball Jailbird, 2 Ball Putter Design, 360 Carbon Chassis, 360 Face Cup, 360 Fade, 360 UC, 3 Deep, Ai 10x Face, Ai150, Ai200, Ai300, Ai-Dual, AI One 24, AI One Cruiser, AI Smart Face, AI Smoke, Ai-One Square 2 Square Max 1, Ai-One Square 2 Square Max Stripe, All Ride. All the Time., All Walk. All the Time., Alpha Convoy, Alpha Venture, A Mark to Remember, Anamatic, Apex, Apex 21, Apex Ai150, Apex Ai200, Apex Ai300, Apex CB, Apex DCB, Apex MB, Apex Pro, Apex Smoke, Apex TCB, Apex Ti Fusion, Apex Ti Fusion 250, Apex Tour, Apex UT, Apex UW, APW, A Quantum Leap in Distance, Arm Lock, B21, Backstryke, Beachside Stealth, Big Bertha, Big Bertha Alpha, Big Bertha B21, Big Bertha Diablo, Big Bertha Diablo & Horned Shield Design, Big Bertha REVA, Biggest Big Bertha, Big T, Birdiebrigade, Bird of Prey, Black Series, Black Series I, Bogey Free, Broomstick, Callaway, Callaway #1 Irons in Golf, Callaway Aura, Callaway Cargo, Callaway CB12, Callaway Chase, Callaway Chase 14, Callaway Customs, Callaway Edge, Callaway Elyte, Callaway Golf, Callaway Inertia, Callaway Legacy Collection, Callaway Media Productions, Callaway Next, Callaway Opus, Callaway Opus Platinum, Callaway Paradym Night Mode, Callaway Quantum, Callaway Superfast, Callaway Super Hybrid, Callaway Supersoft, Callaway Supersoft Splatter 360, Callaway XR, Caly, Capital, Catch it Clean, Cavity Back Design Pattern (X-14), C Circle Design, CF16, C-Grind, Chev, Chev 18, Chevron Design, Chrome Soft, Chrome Soft X, Chrome Tour, Circle Patch Design, Cloud Collection, Cloud Hoodie, Cloud Polo, Cloud Tee, Cloud Waffle, Coastview, Coolagen, Cuater, Cuater C logo, Cutwave Sole, CXR, Cyclone Aero Shape, Damascus Milled, Dawn Patrol, Demonstrably Superior And Pleasingly Different, Destinations by TravisMathew, DFX, Diablo Forged, Diablo Octane, Diablo Tour, Distance Fitting from Callaway, Distance that Defies Convention, Divine Line, Divine Nine, Double Wide, Downwind, Driver Defender, DSPD, Dual Force, Dual Softfast Core, Eagle, Elyte Night Edition, Elyte Sandstorm, Elyte X Night Edition, Engage, Epic, Epic Flash, Epic Max, Epic Max LS, Epic Speed, Epic Star, ERC, E.R.C. Fusion Stylized, ERC II, ERC Soft, Exclusive Tartan Collection, Extended Season, Fairway+, Fairway14, FairwayC, Fateline, Favorite Track, Fit Disc, Flash Face, Flash Face SS21, Flash Face SS22, Flex Pod, FLX360, Fore Me, Forged 455, Forged X, Formfinesse, Freebird, Freebird Cruiser, Freebird Mini, Freshband, Friday Ponte, Frost Delay, FT-3, FT-5, FT9, FT-I, FT IQ, FTIZ, FT Optiforce, FT Tour, Fusetech, Fusion, Gambit Pro, GBB, GBB Epic, Gems, Giraffe-Beam, Giraffe Design in Circle, Golf Fusion, Golf Nerd, Golf Shaft (Red & Silver), Gravity Core, Great Big Bertha, Griptac, Hawk Eye, Headliner, Heater Active, Heater Pro Performance, Heater Series, Heater Series – Pure Performance, Heavenwood, Hex Aerodynamics, Hex Black Tour, Hex Diablo, Hex Soft, Hex Tour Soft, Hexbite, High Energy Core & Orbit Design, Hightail, HX, HX Diablo, Hyper Dry, Hyper Elastic Softfast Core, Hyperlite, Hyper-Lite, Hyperlite Zero, Hyper Speed Face Cup, Hyper X, I-Mix, Inertia, Iron Shot, IZ Power Source, Jailbird, Jailbird Character Head Design, Jailbird Versa Striped Club Head Design, Jailbreak, Jailbreak AI Velocity Blades, Jailbreak Speed Frame, Jaws Full Toe, JAWS MD5, Kings of Distance, Lag Putt, Leader in Modern Golf, Legacy, Legacy Featherweight, Life On Tour, Longer From Everywhere, Lowrider, Lowrider 2.0., Lowrider Landing Zone, Mack Daddy, Mack Daddy CB, Mack Daddy Forged, Made to Meet the Moment, Magna, Make Every Shot Your Best, MarXman, Mavrik, MD3 Milled, MD4 Tactical, Microhinge Face Insert, Modern Golf, Moveknit, Night Mode, Nothing Beats This, Number One Putter in Golf, Odyssey O Logo, Ody, Odyssey, Odyssey AI One, Odyssey AI One Cruiser, Odyssey Chipper, Odyssey Eleven, Odyssey Max Stripe, Odyssey Seven, OG, Ogio, Ogio Aero, Ogio Alpha, Ogio Featherlite, Ogio Forge, Ogio Fuse, Ogio Pace, Ogio Rise, Ogio Shadow, OGIO Stylized, OGIO XIX, Open to Close, Opening Shot, Opti Color, Opti Dry, Opti Feel, OptiFit, Opti Fit, Opti Flex, Opti Grip, Opti Shield, OptiTherm, Opti Vent, Opus, Opus Platinum, Opus SP, ORG 14, ORG 14M, O Stylized, Our Favorite Time of the Year, Oworks, Pack. Discover. Explore., Paradym, Paradym AI Smoke, Paradym Night Mode, Patrons Welcome Collection, Playing Through, Poly Mesh, Power Edge Technology, Power & Soft Feel for Slower Swing Speeds, Practice Green, ProType, PT Stylized, Quantum, ·R·, Rainspann, R Ball, RCH, Red Ball, Renegade, Renegade Collection, Renegade Vault, Reva Rise, Rig 9800, Rogue ST, ROGUE Stylized, Rossie, Rossie V, Rule 35, S2H2, S2S Tri-Hot, Sandstorm, Scenic Vista, Scoreline Pattern in White, See the Break, Shaft Shield, Silencer, Sir Isaac Newton Falling Apple Golf Design, Skyloft Soft, SLED, Slice Stopper, SMALL BATCH Hand Holding Hammer Badge, Solaire, Solar Noon, Speed Cartridge, Speed Frame, Speed Step, Speed Tuned, Speed Wave, Spin Gen Technology, Spin Machine, Spin Pocket, Square 2 Square, Square 2 Square Freebird, Square 2 Square Jailbird, Square Way, SRT, Steelhead, Steelhead XR, Step Sole, Strata, Strata Boom, Stroke Lab, Sub Zero, Superhot, Sure-Out, Sweeter from Every Spot, Swing Tech, Swirl Design, Swirl Design & ODYSSEY, Syntech, Tank, TA Winter, Tee It High, Thermal Bomber, TMove, Ti 340 Mini, Ti340 Mini Driver, TM Stylized, TM Stylized & TRAVISMATHEW (Horizontal), TM Stylized & TRAVISMATHEW (Vertical), Toe Up, Tour Aero, Tour Authentic, Tour Authentic Triple Diamond, Tour I, Tour IZ, Tour Tested, Trade In! Trade Up!, Training Aid, TravisMathew, TravisMathew Country Club, Tri Hot, Tri-Beam, Triforce, Tri-Hot 5K, Triple Diamond, Triple Diamond Design, TRIPLE TRACK, Triple Track Stripes Design, Trutrack, Truvis, Truvis Pattern, Tungsten Speed Cartridge, Tungsten Speed Wave, Tuttle, Versa, VFT, VTEC, Walk. Push. Ride., Warbird, War Bird, Weather Series, Weather Spann, Wedgeducation, We’re Only Going Further, W-Grind, White Damascus, White Hot, White Hot Microhinge, White Hot OG, White Hot RX Stylized, White Hot Tour, White Hot XG, White Ice, White Trapezoid Design, Wing Back, Winter Rules, Winter Tees, Winter Term, Woode, X-12, X-14, X18, X-18, X-20, X-22, X-24, X460, X-ACT, X Forged, X Hot, X Hot Pro, XR16, XR OS, XR Speed, XR Stylized, X Series, X Series Jaws, X-Spann, X Stylized, X-Tech, XTT, Z Grind, Zinna.

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

CALLAWAY GOLF COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$278.1	$903.2
Restricted cash	0.2	—
Accounts receivable, less allowance of $5.0 million and $4.9 million, respectively	315.7	123.2
Inventories	518.2	625.3
Prepaid expenses	39.1	44.1
Other current assets	96.1	69.8
Current assets of discontinued operations (Note 3)	—	4,170.0
Total current assets	1,247.4	5,935.6
Property, plant and equipment, net	155.7	159.5
Operating lease right-of-use assets, net	161.0	173.5
Trade names and trademarks	218.8	218.8
Intangible assets, net	3.1	3.6
Goodwill	619.5	619.8
Equity method investments (Note 9)	213.9	—
Deferred tax assets, long-term	72.9	109.2
Other assets, net	90.6	66.0
Total assets	$2,782.9	$7,286.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$236.2	$296.2
Accrued employee compensation and benefits	66.2	84.9
Long-term debt, current portion	3.6	765.3
Asset-based credit facilities	43.1	44.7
Operating lease liabilities, short-term	23.1	22.9
Deferred revenue	15.9	21.5
Other current liabilities	21.8	18.5
Current liabilities of discontinued operations (Note 3)	—	3,113.5
Total current liabilities	409.9	4,367.5

Long-term debt, net	4.1	650.7
Operating lease liabilities, long-term	176.5	189.7
Other long-term liabilities	30.0	9.2
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3.0 million shares authorized, none issued and outstanding at both June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value, 360.0 million shares authorized, and 186.2 million shares issued at both June 30, 2026 and December 31, 2025	1.9	1.9
Additional paid-in capital	3,036.8	3,037.5
Retained earnings (accumulated deficit)	(741.2)	(909.5)
Accumulated other comprehensive loss	(34.2)	(27.6)
Less: Common stock held in treasury, at cost, 7.1 million and 2.3 million shares as of June 30, 2026 and December 31, 2025, respectively	(100.9)	(33.4)
Total shareholders’ equity	2,162.4	2,068.9
Total liabilities and shareholders’ equity	$2,782.9	$7,286.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLAWAY GOLF COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$612.2	$600.4	$1,299.7	$1,230.0
Cost of sales	305.5	337.0	666.3	683.0
Gross profit	306.7	263.4	633.4	547.0
Operating expenses:
Selling, general and administrative expense	176.1	173.7	349.4	338.3
Research and development expense	15.8	15.4	31.0	31.3
Total operating expenses	191.9	189.1	380.4	369.6
Income (loss) from operations	114.8	74.3	253.0	177.4
Interest income (expense), net	(4.6)	(15.3)	(10.4)	(30.2)
Other income (expense), net	1.4	(0.4)	4.3	2.0
Total other income (expense), net	(3.2)	(15.7)	(6.1)	(28.2)
Income (loss) from equity method investments	(1.0)	—	(28.7)	—
Income (loss) from continuing operations, before income taxes	110.6	58.6	218.2	149.2
Income tax provision (benefit)	34.8	13.1	67.5	40.3
Net income (loss) from continuing operations	75.8	45.5	150.7	108.9
Income (loss) from discontinued operations, net of tax	(0.6)	(25.2)	17.6	(86.5)
Net income (loss)	$75.2	$20.3	$168.3	$22.4

Basic earnings (loss) per common share:
Continuing operations	$0.42	$0.25	$0.83	$0.59
Discontinued operations	$—	$(0.14)	$0.10	$(0.47)
Net earnings (loss)	$0.42	$0.11	$0.93	$0.12

Diluted earnings (loss) per common share:
Continuing operations	$0.40	$0.24	$0.78	$0.56
Discontinued operations	$—	$(0.12)	$0.09	$(0.42)
Net earnings (loss)	$0.40	$0.11	$0.87	$0.13

Weighted-average common shares outstanding:
Basic	179.7	183.8	181.7	183.6
Diluted	190.1	199.8	196.3	199.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLAWAY GOLF COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$75.2	$20.3	$168.3	$22.4
Other comprehensive income (loss):
Change in derivative instruments	1.8	(6.4)	2.6	(15.2)
Cumulative translation adjustments recognized from the sales of business lines	—	13.8	(3.6)	13.8
Foreign currency translation adjustments	(1.7)	27.2	(4.8)	45.4
Comprehensive income (loss), before income tax	75.3	54.9	162.5	66.4
Income tax provision (benefit) on derivative instruments	0.6	0.4	0.8	(3.3)
Comprehensive income (loss)	$74.7	$54.5	$161.7	$69.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLAWAY GOLF COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss) from continuing operations	$150.7	$108.9
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	20.3	22.9
Loss from equity method investments	28.7	—
Amortization of debt discount and issuance costs	1.4	3.0
Impairment losses	1.8	—
Gain on lease termination incentive	—	(12.0)
Deferred taxes, net	47.9	12.0
Share-based compensation	12.4	11.3
Loss from debt extinguishment	9.8	—
Loss (gain) on asset disposals, net	0.6	0.1
Unrealized net losses (gains) on hedging instruments and foreign currency	2.0	(6.8)
Gain on investment from golf-related ventures	(4.6)	—
Other	—	0.3
Change in assets and liabilities
Accounts receivable, net	(194.9)	(181.2)
Inventories	101.3	75.2
Other assets	(12.1)	(20.6)
Accounts payable and accrued expenses	(70.5)	(44.5)
Deferred revenue	(5.6)	0.4
Accrued employee compensation and benefits	(18.6)	12.4
Lease assets and liabilities, net	0.5	1.1
Income taxes receivable/payable, net	8.3	(4.3)
Other liabilities	1.1	3.5
Net cash provided by (used in) operating activities - continuing operations	80.5	(18.3)
Net cash provided by (used in) operating activities - discontinued operations	—	60.0
Net cash provided by (used in) operating activities	80.5	41.7
Cash flows from investing activities:
Capital expenditures	(18.4)	(16.1)
Investment in golf-related ventures	(0.6)	(0.6)
Acquisition of intangible assets	—	(0.7)
Distributions from equity method investments	5.6	—
Proceeds from sale of business line, net of cash retained	820.1	286.0
Net cash provided by (used in) investing activities - continuing operations	806.7	268.6
Net cash provided by (used in) investing activities - discontinued operations	—	(128.3)
Net cash provided by (used in) investing activities	806.7	140.3
Cash flows from financing activities:
Repayments of long-term debt	(1,426.3)	(9.2)
Proceeds (repayments) on credit facilities, net	—	19.9
Debt issuance costs	—	(0.4)
Repayments of financing leases	(0.7)	(0.1)
Acquisition of treasury stock	(84.5)	(3.3)
Net cash provided by (used in) financing activities - continuing operations	(1,511.5)	6.9
Net cash provided by (used in) financing activities - discontinued operations	—	36.9
Net cash provided by (used in) financing activities	(1,511.5)	43.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.9)	7.7
Net increase (decrease) in cash, cash equivalents and restricted cash	(625.2)	233.5
Cash, cash equivalents and restricted cash at beginning of period	903.5	450.3
Cash, cash equivalents and restricted cash at end of period	278.3	683.8
Less: restricted cash of continuing and discontinued operations at end of period	(0.2)	(0.3)
Cash and cash equivalents of continuing operations at end of period	$278.1	$683.5
Supplemental disclosures (1):
Cash paid for income taxes, net	$9.5	$18.1
Cash paid for interest and fees	$8.9	$91.9
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$16.9	$19.5
Accrued capital expenditures	$0.1	$32.6
Financed additions of capital expenditures	$—	$3.2
Distribution receivable from equity method investment	$0.9	$—
(1) For 2026, Supplemental disclosures and Non‑cash investing and financing activities relate solely to continuing operations. For 2025, Supplemental disclosures and Non‑cash investing and financing activities include amounts related to both continuing and discontinued operations. For 2025, $5.8 million of cash paid for income taxes, net, $64.7 million of cash paid for interest and fees, $31.9 million of accrued capital expenditures, and $2.4 million of financed additions of capital expenditures were attributable to discontinued operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLAWAY GOLF COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	186.2	$1.9	$3,032.8	$(500.2)	$(76.0)	(3.1)	$(50.8)	$2,407.7
Acquisition of treasury stock	—	—	—	—	—	(0.5)	(3.3)	(3.3)
Compensatory awards released from restriction	—	—	(17.7)	—	—	1.1	17.7	—
Share-based compensation	—	—	7.0	—	—	—	—	7.0
Equity adjustment from foreign currency translation	—	—	—	—	18.2	—	—	18.2
Change in fair value of derivative instruments, net of tax	—	—	—	—	(5.1)	—	—	(5.1)
Net income (loss)	—	—	—	2.1	—	—	—	2.1
Balance at March 31, 2025	186.2	$1.9	$3,022.1	$(498.1)	$(62.9)	(2.5)	$(36.4)	$2,426.6
Compensatory awards released from restriction	—	—	(1.8)	—	—	0.2	1.8	—
Share-based compensation	—	—	7.0	—	—	—	—	7.0
Equity adjustment from foreign currency translation	—	—	—	—	27.2	—	—	27.2
Change in fair value of derivative instruments, net of tax	—	—	—	—	(6.8)	—	—	(6.8)
Impact from dissolution of foreign subsidiary	—	—	—	—	13.8	—	—	13.8
Net income	—	—	—	20.3	—	—	—	20.3
Balance at June 30, 2025	186.2	$1.9	$3,027.3	$(477.8)	$(28.7)	(2.3)	$(34.6)	$2,488.1

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	186.2	$1.9	$3,037.5	$(909.5)	$(27.6)	(2.3)	$(33.4)	$2,068.9
Acquisition of treasury stock	—	—	—	—	—	(3.1)	(42.0)	(42.0)
Compensatory awards released from restriction	—	—	(14.5)	—	—	1.0	14.5	—
Share-based compensation	—	—	6.4	—	—	—	—	6.4
Capital contribution to equity method investments	—	—	3.6	—	—	—	—	3.6
Equity adjustment from foreign currency translation	—	—	—	—	(3.1)	—	—	(3.1)
Change in fair value of derivative instruments, net of tax	—	—	—	—	0.6	—	—	0.6
Cumulative translation adjustments recognized from the sale of Topgolf	—	—	—	—	(3.6)	—	—	(3.6)
Net income (loss)	—	—	—	93.1	—	—	—	93.1
Balance at March 31, 2026	186.2	$1.9	$3,033.0	$(816.4)	$(33.7)	(4.4)	$(60.9)	$2,123.9
Acquisition of treasury stock	—	—	—	—	—	(2.8)	(42.5)	(42.5)
Compensatory awards released from restriction	—	—	(2.5)	—	—	0.1	2.5	—
Share-based compensation	—	—	6.0	—	—	—	—	6.0
Capital contribution to equity method investments	—	—	0.3	—	—	—	—	0.3
Equity adjustment from foreign currency translation	—	—	—	—	(1.7)	—	—	(1.7)
Change in fair value of derivative instruments, net of tax	—	—	—	—	1.2	—	—	1.2
Net income (loss)	—	—	—	75.2	—	—	—	75.2
Balance at June 30, 2026	186.2	$1.9	$3,036.8	$(741.2)	$(34.2)	(7.1)	$(100.9)	$2,162.4

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
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which clarifies the difference between expensed costs and capitalized costs by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the impact of ASU 2025-06 and do not expect adoption of the standard to have a material impact on our consolidated financial statements and related disclosures.
Recently Adopted Accounting Standards
In May 2026, the FASB issued ASU No. 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)” (“ASU 2026-02”), which provides specific authoritative guidance for environmental credits and environmental credit obligations. ASU 2026-02 is effective for fiscal years beginning after December 15, 2027, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We elected to early adopt this ASU effective for our quarter ended June 30, 2026. The adoption of this ASU did not have a material impact on our consolidated financial statements or related disclosures for the period ended June 30, 2026.
Note 3. Discontinued Operations
Divestiture of the Topgolf Business
Effective January 1, 2026, we completed the sale of a 60% equity interest in the Topgolf and Toptracer businesses (“Topgolf”) to private equity funds managed by Leonard Green & Partners, L.P. based upon an equity value of approximately $1,100.0 million. In connection with the sale and related financing transactions, we received net proceeds of $820.1 million, net of working capital adjustments and cash retained. In the fourth quarter of 2025, we recorded an estimated loss on sale before income taxes of $143.1 million. During the first quarter of 2026, we recorded net working capital adjustments of $2.5 million, resulting in a total loss on sale of $140.6 million after these adjustments.
The results of operations and cash flows of Topgolf are classified as discontinued operations for all periods presented and our retained ownership interest in Topgolf is accounted for under the equity method of accounting. During the second quarter of 2026, our ownership interest decreased from 40.0% to 39.3% following the sale by Topgolf of additional dilutive units, which decreased our non-controlling interest. In addition to our 39.3% equity interest, we have continuing involvement with Topgolf through ongoing commercial agreements (see Note 9) and a transition services agreement.
For the three and six months ended June 30, 2026, we recognized $1.1 million and $2.3 million, respectively, associated with amounts billed under the transition services agreement with Topgolf, which were recognized in other income (expense), net on the condensed consolidated statement of operations.
Due to the amendment of our 2023 Term Loan B, which required a mandatory prepayment of $500.0 million in connection with the completion of the sale of Topgolf, we attributed $9.6 million and $19.1 million of related interest expense to discontinued operations for the three and six months ended June 30, 2025.
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

Results of Discontinued Operations
The following is a summary of the results of discontinued operations on the condensed consolidated statement of operations for the periods presented below (in millions). Results of discontinued operations for the three and six months ended June 30, 2026 primarily reflect the settlement of certain indemnification obligations and costs directly related to our divestitures of Topgolf and Jack Wolfskin, in addition to the recognition of an income tax benefit in connection with the sale of Topgolf.

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Topgolf	Jack Wolfskin	Total	Topgolf	Jack Wolfskin	Total
Selling, general and administrative expense	$0.1	$0.5	$0.6	$(2.6)	$0.5	$(2.1)
Total costs and expenses	0.1	0.5	0.6	(2.6)	0.5	(2.1)
Income (loss) from discontinued operations	(0.1)	(0.5)	(0.6)	2.6	(0.5)	2.1
Other income (expense), net	—	—	—	(7.5)	—	(7.5)
Income (loss) from discontinued operations before income taxes	(0.1)	(0.5)	(0.6)	(4.9)	(0.5)	(5.4)
Income tax provision (benefit)	—	—	—	(23.0)	—	(23.0)
Net income (loss) from discontinued operations	$(0.1)	$(0.5)	$(0.6)	$18.1	$(0.5)	$17.6

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Topgolf	Jack Wolfskin	Total	Topgolf	Jack Wolfskin	Total
Net revenues:
Products	$3.8	$25.9	$29.7	$7.4	$95.4	$102.8
Services	481.4	—	481.4	871.5	—	871.5
Total net revenues	485.2	25.9	511.1	878.9	95.4	974.3
Costs and expenses:
Cost of products	2.0	16.4	18.4	4.2	54.5	58.7
Cost of services, excluding depreciation and amortization	50.3	—	50.3	89.4	—	89.4
Other venue expense	336.3	—	336.3	657.5	—	657.5
Selling, general and administrative expense	46.6	21.6	68.2	96.9	64.6	161.5
Research and development expense	3.6	0.8	4.4	7.6	2.2	9.8
Venue pre-opening costs	1.8	—	1.8	2.4	—	2.4
Total costs and expenses	440.6	38.8	479.4	858.0	121.3	979.3
Income (loss) from discontinued operations	44.6	(12.9)	31.7	20.9	(25.9)	(5.0)
Interest income (expense), net	(43.4)	—	(43.4)	(86.5)	(0.1)	(86.6)
Other income (expense), net	—	(12.7)	(12.7)	(0.3)	(11.6)	(11.9)
Income (loss) from discontinued operations before income taxes	1.2	(25.6)	(24.4)	(65.9)	(37.6)	(103.5)
Income tax provision (benefit)	6.0	(5.2)	0.8	(12.8)	(4.2)	(17.0)
Net income (loss) from discontinued operations	$(4.8)	$(20.4)	$(25.2)	$(53.1)	$(33.4)	$(86.5)

Assets and Liabilities of Discontinued Operations
The following tables summarize the assets and liabilities of discontinued operations on the condensed consolidated balance sheets for the periods presented (in millions). As Jack Wolfskin was sold on May 31, 2025, and the sale of Topgolf was completed effective January 1, 2026, there are no assets or liabilities of discontinued operations as of June 30, 2026.

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

Note 4. Revenue Recognition
We recognize revenue from the sale of our products. The following table presents our net sales disaggregated by operating and reportable segment and major category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Sales by Operating and Reportable Segment and Major Category
Golf Equipment:
Golf clubs	$316.5	$312.7	$697.1	$652.7
Golf balls	113.8	99.1	219.4	203.0
Total Golf Equipment	$430.3	$411.8	$916.5	$855.7

Apparel, Gear and Other:
Apparel	$105.2	$104.3	$207.9	$202.3
Gear, accessories & other	76.7	84.3	175.3	172.0
Total Apparel, Gear and Other	$181.9	$188.6	$383.2	$374.3

Total Consolidated	$612.2	$600.4	$1,299.7	$1,230.0
Net sales
We sell our Golf Equipment products and Apparel, Gear and Other products in the United States and internationally, with our principal international regions being Europe and Asia. Golf Equipment product sales are generally higher than Apparel, Gear and Other sales in all regions.
The following table summarizes sales by geographical region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Sales by Major Geographic Region:
United States	$414.7	$401.1	$863.5	$817.2
Europe	64.8	64.6	148.0	128.9
Asia	90.3	91.9	193.9	198.7
Rest of World	42.4	42.8	94.3	85.2
Total Consolidated	$612.2	$600.4	$1,299.7	$1,230.0
Licensing and royalties
We have licensing and royalty income from licensing agreements for apparel and soft good products in our Apparel, Gear and Other operating segment. The following table summarizes the licensing and royalty income recognized in net sales for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Apparel, Gear and Other	$6.1	$9.0	$15.1	$16.1
Deferred revenue
Our short-term deferred revenue balance consists primarily of revenue from the sale of gift cards and accrued customer loyalty points.

The following table provides a reconciliation of activity related to our short-term deferred revenue balance for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning Balance (1)	$15.5	$16.2	$21.5	$15.9
Deferral of revenue	8.0	5.9	14.7	11.4
Revenue recognized	(7.6)	(5.7)	(20.3)	(11.0)
Foreign currency translation and other	—	(0.1)	—	—
Ending Balance	$15.9	$16.3	$15.9	$16.3
(1) Beginning balances for the three months ended June 30, 2026 and 2025 represent ending balances as of March 31, 2026 and 2025, respectively. Beginning balances for the six months ended June 30, 2026 and 2025 represent ending balances as of December 31, 2025 and 2024, respectively.

Deferred revenue recognized during the three months ended June 30, 2026 and 2025 from gift card redemptions that were included in the deferred revenue balance at the end of the prior year period was $0.7 million and $1.0 million, respectively. Deferred revenue recognized during the six months ended June 30, 2026 and 2025 from gift card redemptions that were included in the deferred revenue balance at the end of the prior year period was $2.0 million and $2.4 million, respectively. The increase in revenue recognized during the three and six months ended June 30, 2026, includes the impact of the transition to a new customer loyalty program related to our TravisMathew business. We have recognized $2.2 million and $8.0 million, respectively, of deferred revenue related to expired loyalty points during the three and six months ended June 30, 2026.
Variable Consideration
We recognize revenue based on the amount of consideration we expect to receive from customers for the sale of our products adjusted for estimates of variable consideration related to sales returns, discounts and allowances, sales promotions and sales programs, and price concessions. These estimates are based on the amounts earned or expected to be claimed by customers.
As of June 30, 2026 and December 31, 2025, the balances for our short-term sales incentive program included in accounts receivable, net on our condensed consolidated balance sheets, were $28.9 million and $15.0 million, respectively.
As of June 30, 2026 and December 31, 2025, the balances for our sales return reserve included in accounts receivable, net on our condensed consolidated balance sheets, were $100.1 million and $64.2 million, respectively. For these periods, the related cost recovery balances of inventory associated with the sales return liability included in other current assets on our condensed consolidated balance sheets, were $42.2 million and $30.4 million, respectively.

Note 5. Leases
Operating leases and financing leases
Supplemental balance sheet information related to our operating and financing right of use (“ROU”) assets and lease liabilities is as follows (in millions):

	Balance Sheet Location	June 30, 2026	December 31, 2025
Assets
Operating lease ROU assets, net	Operating lease ROU assets, net	$161.0	$173.5
Financing lease ROU assets, net	Other assets, net	$22.6	$0.7

Liabilities
Current
Operating lease liabilities, short-term	Operating lease liabilities, short-term	$23.1	$22.9
Financing lease liabilities, short-term	Other current liabilities	$1.7	$0.3

Non-current
Operating lease liabilities, long-term	Operating lease liabilities, long-term	$176.5	$189.7
Financing lease liabilities, long-term	Other long-term liabilities	$21.3	$0.5
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
The components of lease expense, excluding the impact from the lease termination incentive, included in our condensed consolidated statement of operations for the periods presented below are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Operating lease costs	$8.7	$8.6	$17.7	$16.7
Financing lease costs:
Amortization of ROU assets	1.0	—	1.1	0.1
Interest on lease liabilities	0.7	—	0.7	—
Total financing lease costs	1.7	—	1.8	0.1
Variable lease costs	0.3	0.3	0.7	0.6
Total lease costs	$10.7	$8.9	$20.2	$17.4
Other information related to leases (in millions):

	Six Months Ended June 30,
Supplemental Cash Flows Information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18.3	$15.7
Operating cash flows from finance leases	$0.7	$—
Financing cash flows from finance leases	$0.7	$0.1

Lease liabilities arising from new ROU assets:
Operating leases	$8.6	$25.2
Financing leases	$22.9	$0.2

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (years):
Operating leases	8.8	9.4
Financing leases	9.3	3.4

Weighted-average discount rate:
Operating leases	6.8%	6.8%
Financing leases	7.2%	7.1%
As of June 30, 2026, our future minimum lease obligations were as follows (in millions):

	Operating Leases	Financing Leases	Total
Remainder of 2026	$17.8	$1.7	$19.5
2027	34.7	3.3	38.0
2028	33.2	3.3	36.5
2029	32.2	3.3	35.5
2030	27.8	3.3	31.1
Thereafter	128.9	16.9	145.8
Total future lease payments	274.6	31.8	306.4
Less: imputed interest	75.0	8.8	83.8
Total	$199.6	$23.0	$222.6

Note 6. Financing Arrangements
Our credit facilities and long-term debt obligations are summarized as follows (in millions, except interest rates):

			June 30,	December 31,
	Maturity Date	Interest Rate	2026	2025
Short-Term Credit Facilities
2023 ABL Credit Facility	March 16, 2028	5.14%	$—	$—
2025 Japan ABL Credit Facility	January 21, 2028	1.87%	43.1	44.7
Total Principal Amount			$43.1	$44.7
Unamortized Debt Issuance Costs			$2.0	$2.6

	Balance Sheet Location
ABL Credit Facilities	Asset-based credit facilities		$43.1	$44.7
Unamortized Debt Issuance Costs - Current	Prepaid expenses		$1.2	$1.2
Unamortized Debt Issuance Costs - Non-current	Other assets, net		$0.8	$1.4

			June 30,	December 31,
	Maturity Date	Interest Rate	2026	2025
Long-Term Debt and Credit Facilities
2023 Term Loan B	March 16, 2030	6.40%	$—	$1,165.6
Convertible Notes	May 1, 2026	2.75%	—	258.3
Equipment Notes	December 15, 2026 - December 21, 2027	2.36% - 5.93%	4.2	6.5
Financed Tenant Improvements	February 1, 2035 - September 1, 2035	8.00% - 10.00%	3.5	3.6
Total Principal Amount			$7.7	$1,434.0
Less: Unamortized Debt Issuance Costs			—	18.0
Total Debt, net of Unamortized Debt Issuance Costs			$7.7	$1,416.0

	Balance Sheet Location
Long-Term Debt - Current	Long-term debt, current portion		$3.6	$765.3
Long-Term Debt - Non-current	Long-term debt, net		4.1	650.7
Total Debt, net of Unamortized Debt Issuance Costs			$7.7	$1,416.0
Total interest and amortization expense related to our credit facilities and long-term debt obligations, which were recognized in interest income (expense), net on the condensed consolidated statement of operations, is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Short-Term Credit Facilities
2025 Japan ABL Credit Facility	$0.2	$0.2	$0.4	$0.3
2023 ABL Credit Facility	0.3	0.2	0.5	0.5
Total	$0.5	$0.4	$0.9	$0.8

Long-Term Debt and Credit Facilities
2023 Term Loan B	$1.8	$12.9	$4.8	$25.8
Convertible Notes	0.6	1.8	2.4	3.6
Equipment Notes	—	0.1	0.1	0.2
Financed Tenant Improvements	—	0.1	0.1	0.2
Total	$2.4	$14.9	$7.4	$29.8
Short-Term Credit Facilities and Available Liquidity
2025 Japan ABL Credit Facility & 2023 ABL Credit Facility
Our 2025 Japan ABL Credit Facility provides a line of credit to our Japan subsidiary of up to 9,000.0 million Yen (or approximately $55.4 million using the exchange rate in effect as of June 30, 2026), and our 2023 ABL Credit Facility has an aggregate principal amount of up to $485.0 million. Both facilities are subject to certain restrictions and covenants related to pledged collateral and financial performance, and, among other things, include provisions that limit certain financing and operational activities and require ongoing compliance with specified performance‑based or availability‑related conditions, as applicable under the respective agreements. In addition, the 2023 ABL Credit Facility requires compliance with a minimum fixed charge coverage ratio of 1.0 to 1.0 during periods in which the borrowing base availability falls below 10% of the maximum aggregate principal amount of the facility.
As of June 30, 2026, we were in compliance with the covenants and other requirements applicable under the 2025 Japan ABL Credit Facility and the 2023 ABL Credit Facility.
Consolidated Available Liquidity
As of June 30, 2026, our consolidated available liquidity, which is comprised of cash on hand and amounts available under our short-term credit facilities, less outstanding letters of credit and outstanding borrowings, was $774.7 million. Our average availability and weighted-average interest rate under our 2023 ABL Credit Facility and 2025 Japan ABL Credit Facility were as follows for the periods presented (in millions except interest rates):

June 30, 2026
2023 ABL Credit Facility
Average availability	$409.0
Weighted-average interest rate	7.70%

2025 Japan ABL Credit Facility
Average availability	$12.9
Weighted-average interest rate	1.48%
Long-Term Debt and Credit Facilities
2023 Term Loan B
On December 1, 2025, in connection with the sale of the Topgolf business, our 2023 Term Loan B was amended to designate certain Topgolf entities as unrestricted subsidiaries and release them as guarantors, amend certain definitions and covenant provisions, and require a $500.0 million mandatory partial repayment upon consummation of the sale.
On January 2, 2026, in connection with the completion of the sale of Topgolf, we repaid $1,000.0 million under the 2023 Term Loan B comprised of a $500.0 million mandatory repayment and an additional discretionary repayment of $500.0 million. In conjunction with the repayment, we recognized a $15.0 million loss from the partial debt extinguishment to write off the proportionate amount of unamortized debt issuance costs and debt discounts. Of this amount, $7.5 million was allocated to continuing operations and was recognized in other income (expense), net on the condensed consolidated statement of operations. The remaining $7.5 million was allocated to discontinued operations and represents the portion of the write‑off related to the mandatory prepayment of the loan required upon completion of the Topgolf sale. On May 29, 2026, we repaid the remaining $162.5 million principal balance outstanding under the 2023 Term Loan B. In connection with the repayment, we recognized a $2.3 million loss from debt extinguishment to write off the remaining unamortized debt issuance costs and debt discounts, which were recognized in other income (expense), net on the condensed consolidated statement of operations.
Convertible Notes & Capped Call
We had Convertible Notes outstanding that were convertible into shares of our common stock at an initial conversion rate of 56.8 shares per $1,000 principal amount (equivalent to a conversion price of $17.62 per share) and bore interest payable semi-annually on May 1 and November 1. The Convertible Notes could be settled in cash, shares, or a combination thereof at our election and became convertible at the holders' option upon the occurrence of certain contingent conversion events beginning February 1, 2026. In connection with the Convertible Notes, we entered into capped call transactions covering the shares initially underlying the Convertible Notes, which were intended to reduce potential dilution and/or offset cash payments upon conversion. The capped calls had an exercise price of $17.62 per share and a cap price of $23.71 per share, were subject to customary adjustments, and were recorded as a reduction to additional paid-in capital.
On May 1, 2026, we settled our outstanding Convertible Notes at maturity in accordance with their terms, including the payment of accrued and unpaid interest. The settlement was completed entirely in cash, and no shares of common stock were issued. In connection with the settlement, the related capped call transactions expired unexercised.
Equipment Notes
We have long-term financing agreements (the “Equipment Notes”) with various lenders related to various capital investments in certain facilities and information technology equipment. The loans are secured by the relative underlying equipment.
Aggregate Amount of Long-Term Debt Maturities
The following table presents our combined aggregate amount of maturities for our long-term debt and credit facilities over the next five years and thereafter as of June 30, 2026 (in millions):

Remainder of 2026	$2.4
2027	2.2
2028	0.3
2029	0.4
2030	0.4
Thereafter	2.0
Total aggregate amount of maturities	$7.7

Note 7. Earnings (Loss) Per Common Share
The following table summarizes the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings (loss) per common share—basic
Numerator:
Net income (loss) from continuing operations	$75.8	$45.5	$150.7	$108.9
Income (loss) from discontinued operations, net of tax	(0.6)	(25.2)	17.6	(86.5)
Net income (loss)	$75.2	$20.3	$168.3	$22.4
Denominator:
Weighted-average common shares outstanding	179.7	183.8	181.7	183.6
Basic earnings (loss) per common share:
Continuing operations	$0.42	$0.25	$0.83	$0.59
Discontinued operations	$—	$(0.14)	$0.10	$(0.47)
Net earnings (loss) per common share	$0.42	$0.11	$0.93	$0.12
Earnings (loss) per common share—diluted
Numerator:
Net income (loss) from continuing operations	$75.8	$45.5	$150.7	$108.9
Add: Interest expense attributable to Convertible Notes, net of tax	0.6	1.7	2.2	3.3
Income (loss) from continuing operations and assumed conversions	76.4	47.2	152.9	112.2
Income (loss) from discontinued operations, net of tax	(0.6)	(25.2)	17.6	(86.5)
Net income (loss) attributable to earnings per common share	$75.8	$22.0	$170.5	$25.7
Denominator:
Weighted-average common shares outstanding—basic	179.7	183.8	181.7	183.6
Incremental shares for assumed conversion of Convertible Notes	5.0	14.7	9.8	14.7
Outstanding options, restricted stock units and performance share units	5.4	1.3	4.8	0.7
Weighted-average common shares outstanding—diluted	190.1	199.8	196.3	199.0
Diluted earnings (loss) per common share:
Continuing operations	$0.40	$0.24	$0.78	$0.56
Discontinued operations	$—	$(0.12)	$0.09	$(0.42)
Net diluted earnings (loss) per common share	$0.40	$0.11	$0.87	$0.13
Anti-Dilutive Securities
For the three and six months ended June 30, 2026, approximately 0.3 million and 0.4 million securities outstanding, respectively, comprised of stock options, were excluded from the calculation of diluted earnings per common share as they would be anti-dilutive.
For the three and six months ended June 30, 2025, approximately 2.7 million and 3.0 million securities outstanding, respectively, comprised of stock options and restricted stock units were excluded from the calculation of diluted earnings per common share as they would be anti-dilutive.

Note 8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in millions):

	Golf Equipment	Apparel, Gear and Other	Total
Balance at December 31, 2025	$531.5	$88.3	$619.8
Foreign currency translation and other	(0.3)	—	(0.3)
Balance at June 30, 2026	$531.2	$88.3	$619.5
Intangible assets by major asset class are as follows (in millions, except useful life amounts):

	Indefinite-lived:	Amortizing:
	Trade names and Trademarks	Patents	Customer/ Distributor Relationships and Other	Total

Useful Life (Years)	NA	2-16	1-10

Gross as of December 31, 2025	$218.8	$31.9	$24.2	$274.9
Disposals	—	—	(0.1)	(0.1)
Gross as of June 30, 2026	$218.8	$31.9	$24.1	$274.8
Accumulated amortization	—	(31.6)	(21.2)	(52.8)
Foreign currency and other	—	—	(0.1)	(0.1)
Net book value, June 30, 2026	$218.8	$0.3	$2.8	$221.9

Gross as of December 31, 2025	$218.8	$31.9	$24.2	$274.9
Accumulated amortization	—	(31.6)	(20.8)	(52.4)
Foreign currency and other	—	—	(0.1)	(0.1)
Net book value, December 31, 2025	$218.8	$0.3	$3.3	$222.4
We recognized $0.2 million of amortization expense related to acquired intangible assets for each of the three months ended June 30, 2026 and 2025, which is primarily recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. We recognized $0.4 million of amortization expense related to acquired intangible assets for each of the six months ended June 30, 2026 and 2025, which is primarily recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.
As of June 30, 2026, intangible asset amortization expense is expected to be incurred for the periods presented as follows (in millions):

Remainder of 2026	$0.5
2027	0.6
2028	0.3
2029	0.3
Total	$1.7

Note 9. Investments
Investment in Topgolf
Upon completion of the sale of our 60% ownership interest in Topgolf effective January 1, 2026, we retained a 40% non-controlling interest with an initial value of $248.5 million. The retained investment is accounted for under the equity method and was recorded at fair value using Level 3 inputs based on the equity value of Topgolf which was derived from the transaction price and adjusted for working capital and other transaction specific adjustments. The carrying amount of the investment is subsequently adjusted to reflect our proportionate share of Topgolf’s income or losses and dividends and distributions received. During the second quarter of 2026, Topgolf sold additional dilutive units which decreased our non-controlling interest to 39.3%.
The following table presents summarized information for Topgolf for the periods presented (amounts in millions). Amounts presented represent the results of operations of Topgolf and do not represent our proportionate share:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Net revenues	$467.2	$858.9
Depreciation and amortization expense	$52.3	$105.2
Income (loss) from operations	$43.3	$22.3
Interest expense	$47.0	$94.8
Net income (loss)	$(3.9)	$(73.1)
For the three and six months ended June 30, 2026, we recognized $1.0 million and $28.7 million, respectively, of equity method investment loss for our respective share of Topgolf’s earnings, which is recorded in income (loss) from equity method investments in the condensed consolidated statement of operations. During the second quarter of 2026, we recognized a $6.5 million distribution from Topgolf, of which, $5.6 million was received in cash, which reduced the carrying value of our investment. We classify cash flows from equity method investment distributions using the cumulative earnings approach. Based on this approach, we determined the distribution was a return of investment and it was therefore classified within investing activities in the condensed consolidated statements of cash flows. As of June 30, 2026, the carrying value of our investment in Topgolf was $213.9 million and is included in equity method investments on our condensed consolidated balance sheets.
For the three and six months ended June 30, 2026, we recognized $2.1 million and $5.3 million, respectively, in net sales for products sold under our commercial agreement with Topgolf. Intra-entity profits on certain sales transactions with Topgolf are eliminated until realized by the Company. As of June 30, 2026, we had $1.6 million in open receivables due from Topgolf related to product sales and services under the commercial and transition service agreements.
Investment in Full Swing
We have an ownership interest of less than 20.0% in Full Swing Golf Holdings, LLC (“Full Swing”), owners of multi-sport indoor virtualization and simulation technology. The initial investment is accounted for at cost and is subsequently adjusted for observable changes in fair value or impairments. As of both June 30, 2026 and December 31, 2025, the carrying value of our investment in Full Swing was $9.3 million, and is included in other assets, net on our condensed consolidated balance sheets.
On July 6, 2026, it was announced that Full Swing has entered into a definitive agreement to sell the business in its entirety to Versant Media Group, Inc. The transaction closed on August 3, 2026, and we received cash proceeds of approximately $24.6 million. Based on the carrying value of our investment as of June 30, 2026, we expect to recognize a gain of approximately $15.3 million in the third quarter of 2026.

Investment in Five Iron Golf
We have an ownership interest of less than 20.0% in The Range NYC, LLC (“Five Iron Golf”), an urban indoor golf experience company which hosts a golf simulation technology and serves food and beverage. The initial investment is accounted for at cost and is subsequently adjusted for observable changes in fair value or impairments. During the six months ended June 30, 2026, we recognized a $4.6 million fair value step-up in our investment based on Level 3 inputs related to an observable market transaction that occurred during the first quarter of 2026. As of June 30, 2026 and December 31, 2025, the carrying value of our investment in Five Iron Golf was $38.5 million and $33.9 million, respectively, and is included in other assets, net on our condensed consolidated balance sheets.
Other Investments
In addition to the investments above, as of June 30, 2026 and December 31, 2025, we had other investments of approximately $5.2 million and $4.4 million, respectively, which are classified in other assets, net on our condensed consolidated balance sheets. The investments are accounted for at cost less impairments and are adjusted for observable changes in fair value.
Note 10. Selected Financial Data
Selected financial data as of the dates presented below is as follows (in millions, except useful life data):

		June 30, 2026	December 31, 2025
Inventories:
Finished goods		$415.7	$517.4
Work in process		0.6	0.7
Raw materials		101.9	107.2
Total inventories		$518.2	$625.3

		June 30, 2026	December 31, 2025
Other current assets:
Credit card and other receivables		$27.1	$24.0
Sales return reserve cost recovery asset		42.2	30.4
Taxes receivable		20.8	14.7
Other		6.0	0.7
Total other current assets		$96.1	$69.8

	Estimated Useful Life	June 30, 2026	December 31, 2025
Property, plant and equipment, net:
Land		$7.3	$7.2
Buildings and leasehold improvements	3 - 30 years	156.8	154.5
Machinery and equipment	3 - 15 years	160.3	159.4
Furniture, computer hardware and equipment	3 - 5 years	127.1	127.6
Internal-use software	3 - 5 years	34.6	39.8
Production molds	2 - 5 years	11.3	11.4
Construction-in-process		15.4	6.6
Total property, plant, and equipment, gross		512.8	506.5
Less: Accumulated depreciation		357.1	347.0
Total property, plant, and equipment, net		$155.7	$159.5
For the three months ended June 30, 2026 and 2025, we recorded total depreciation expense of $9.3 million and $11.0 million, respectively, in our condensed consolidated statements of operations. For the six months ended June 30, 2026 and 2025, we recorded total depreciation expense of $19.9 million and $22.5 million, respectively, in our condensed consolidated statements of operations. Depreciation expense is recognized in cost of sales, research and development expense, and selling, general and administrative expense on the condensed consolidated statement of operations, consistent with the use of the underlying asset.

(in millions)	June 30, 2026	December 31, 2025
Accounts payable and accrued expenses:
Accounts payable	$84.2	$109.6
Accrued expenses	106.3	89.9
Accrued inventory	45.7	96.7
Total accounts payable and accrued expenses	$236.2	$296.2
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
We recorded an income tax provision of $34.8 million and $13.1 million for the three months ended June 30, 2026 and 2025, respectively. As a percentage of pre-tax income, our effective tax rate was 31.5% and 22.4% for the three months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026, the difference between the statutory tax rate and the effective tax rate is primarily due to the impacts of valuation allowances related to our investment in Topgolf, as well as our global mix of earnings. For the three months ended June 30, 2025, the difference between the statutory tax rate and the effective tax rate is primarily due to minimum taxes on our foreign earnings and discrete tax adjustments related to share-based compensation.
We recorded an income tax provision of $67.5 million and $40.3 million for the six months ended June 30, 2026 and 2025, respectively. As a percentage of pre-tax income, our effective tax rate was 30.9% and 27.0% for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, the difference between the statutory tax rate and the effective tax rate is primarily due to the impacts of valuation allowances related to our investment in Topgolf, as well as our global mix of earnings. For the six months ended June 30, 2025, the difference between the statutory tax rate and the effective tax rate is primarily due to minimum taxes on our foreign earnings and discrete tax adjustments related to share-based compensation.
As of June 30, 2026, the gross liability for income taxes associated with uncertain tax positions was $18.8 million. Of this amount, $10.3 million would benefit our condensed consolidated financial statements and effective income tax rate if favorably settled. We recognize interest and penalties related to income tax matters in income tax expense.
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
As of June 30, 2026, the minimum obligation we are required to pay under these agreements over the next five years and thereafter is as follows (in millions):

Remainder of 2026	$40.5
2027	30.0
2028	12.9
2029	0.7
2030	2.1
Thereafter	2.1
Total	$88.3
Other Contingent Contractual Obligations
During the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite and the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our condensed consolidated financial statements. The fair value of indemnities, commitments and guarantees that we issued during the three and six months ended, and as of June 30, 2026, were not material to our financial position, results of operations or cash flows.
We have also made certain indemnities under which we may be required to make payments in relation to divestitures of the Topgolf and Jack Wolfskin businesses. These include indemnities against (i) damages arising from certain ongoing litigation matters, (ii) certain exempted claims and (iii) certain pre-closing tax and other liabilities. As of June 30, 2026, we have $3.4 million of indemnities recorded related to the disposals of our businesses (see Note 3), which are reported in other long-term liabilities on the condensed consolidated balance sheet.
Tariff Refunds
On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) were unauthorized by statute. In March 2026, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection (“CBP”) to begin processing refunds of certain IEEPA tariffs. As a result, we filed approximately $49.5 million of refund claims related to previously paid IEEPA tariffs, subject to applicable eligibility, filing, and recovery requirements. These claims were submitted through the CBP phased refund process.
We account for potential recoveries related to these tariff refund claims under the gain contingency guidance in ASC 450 and recognize refunds only when they are deemed realizable. The principal portion of the refunds will be reflected as a reduction of cost of sales for amounts related to goods already sold and any associated interest income received on the tariff refunds will be recognized within interest income (expense), net in the condensed consolidated statements of operations. During the second quarter of 2026, we recognized $10.8 million of tariff refunds attributable to approved Phase 1 claims that were determined to be realizable, which was recorded as a reduction of cost of sales. Any related interest was immaterial.
Subsequent to June 30, 2026, we received cash for $6.7 million of approved tariff refunds related to Phase 2 claims. As these refunds were not deemed realizable as of June 30, 2026, they will be recognized in the third quarter of 2026.

The ultimate amount, if any, and timing of additional recoveries remain subject to ongoing legal, regulatory, and administrative proceedings, and we will recognize additional tariff refunds when the applicable recognition criteria have been met.
Note 13. Share-Based Compensation
Share-Based Awards Granted
We granted the following awards under our stock compensation plans during the periods presented (in millions, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share	Shares Granted(1)	Weighted-average grant date fair value per share
Restricted stock units	0.3	$15.71	0.2	$6.48	0.9	$14.34	2.4	$6.20
Performance based restricted share unit awards(2)	—	$—	—	$—	0.7	$21.27	1.7	$8.57
Total	0.3		0.2		1.6		4.1
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
Share-Based Compensation Expense
Share-based compensation expense by award-type, net of estimated forfeitures, recognized in the condensed consolidated statement of operations for the periods presented was (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	$3.0	$2.3	$6.0	$4.4
Performance based restricted share unit awards	3.0	3.1	6.4	6.9
Share-based compensation expense, before tax	6.0	5.4	12.4	11.3
Income tax benefit	(1.4)	(1.3)	(3.0)	(2.7)
Share-based compensation expense, after tax	$4.6	$4.1	$9.4	$8.6
Share-based compensation, net of estimated forfeitures, recognized in the condensed consolidated statement of operations for the periods presented was (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$0.5	$0.5	$1.0	$0.8
Selling, general and administrative expense	5.4	4.8	11.2	10.3
Research and development expense	0.1	0.1	0.2	0.2
Share-based compensation expense, before tax	6.0	5.4	12.4	11.3
Income tax benefit	(1.4)	(1.3)	(3.0)	(2.7)
Share-based compensation expense, after tax	$4.6	$4.1	$9.4	$8.6

Note 14. Fair Value of Financial Instruments
Fair Value Measurements
The carrying amounts of our cash and cash equivalents (which include money market funds), accounts receivable, accounts payable, accrued expenses, and certain other short‑term assets and liabilities approximate fair value due to their short‑term nature.
Money Market Funds
As of June 30, 2026 and December 31, 2025, the carrying value of our money market funds was $199.5 million and $791.7 million, respectively, which is included in cash and cash equivalents on our condensed consolidated balance sheets. During the three months ended June 30, 2026 and June 30, 2025, we recognized $2.1 million and $2.9 million, respectively, of dividend income on our money market funds. During the six months ended June 30, 2026 and June 30, 2025, we recognized $6.7 million and $5.4 million, respectively, of dividend income on our money market funds. Dividend income is included in other income (expense), net in the condensed consolidated statements of operations.
Foreign Currency Forward Contracts
The following table summarizes the valuation of our foreign currency forward contracts (see Note 15) that are measured at fair value on a recurring basis and are categorized within Level 2 of the fair value hierarchy as of the periods presented below (in millions):

Level 2 Fair Value
June 30, 2026
Foreign currency forward contracts—asset position	$6.0
Foreign currency forward contracts—liability position	(0.7)
Total	$5.3
December 31, 2025
Foreign currency forward contracts—asset position	$0.7
Foreign currency forward contracts—liability position	(0.8)
Total	$(0.1)
There were no transfers of financial instruments between the levels of the fair value hierarchy during the three and six months ended June 30, 2026 or 2025.
Disclosures about the Fair Value of Financial Instruments
The table below presents information about the fair value of our financial liabilities, and is provided for comparative purposes only relative to the carrying values recognized in the condensed consolidated balance sheets as of the periods presented below (in millions):

		June 30, 2026		December 31, 2025
	Measurement Level	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Japan ABL Credit Facility	Level 2	$43.1	$43.1	$44.7	$44.7
2023 Term Loan B	Level 2	$—	$—	$1,165.6	$1,170.7
Convertible Notes	Level 2	$—	$—	$258.3	$257.8
Equipment Notes	Level 2	$4.2	$4.1	$6.5	$6.2
Non-recurring Fair Value Measurements
We measure certain long-lived assets, goodwill, non-amortizing intangible assets and investments at fair value on a non-recurring basis, at least annually or more frequently if impairment indicators are present. Our cost-basis investments are also subject to fair value remeasurements from observable market transactions. For more detail, see Note 9.

As part of our initiative to rationalize lower margin business, we performed a review of the TravisMathew business including certain warehouse equipment and retail locations. As part of this review, it was decided to exit certain retail locations which did not meet our profitability thresholds, resulting in total impairment charges of $1.8 million recorded during the three and six months ended June 30, 2026. This assessment was based on the estimated future cash flows generated over the remaining lease terms and expected asset lives. As a result, we recognized impairment losses to reduce the carrying values of these assets to their fair values which are categorized within Level 3 of the fair value hierarchy. We recognized $1.4 million of these impairment charges within selling, general and administrative expense and $0.4 million was recognized in cost of sales in our condensed consolidated statement of operations.
We did not recognize any impairments related to continuing operations during the three and six months ended June 30, 2025.
Note 15. Derivatives and Hedging
The following table summarizes the fair value of our derivative instruments as well as the location of the asset and/or liability on the condensed consolidated balance sheets as of the periods presented below (in millions):

	Balance Sheet Location	Fair Value of Asset Derivatives
		June 30, 2026	December 31, 2025
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$2.8	$0.4
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	3.2	0.3
Total asset position		$6.0	$0.7

	Balance Sheet Location	Fair Value of Liability Derivatives
		June 30, 2026	December 31, 2025
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0.2	$0.4
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	0.5	0.4
Total liability position		$0.7	$0.8
Our derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although we have the legal right of offset under the master netting agreements, we have elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. Gains and losses related to our derivative instruments are presented as an adjustment to reconcile net income to net cash provided by or used in operating activities in the condensed consolidated statements of cash flows.
Derivative Designated as Cash Flow Hedging Instruments
We only use derivative instruments, including foreign currency forward contracts and interest rate swaps, to manage market risks related to foreign currency exposure across our global operations and exposure to variable‑rate debt.
As of June 30, 2026, the notional amount of our foreign currency forward contracts designated as cash flow hedges was $73.6 million. As of December 31, 2025, there were no outstanding cash flow hedges. During the fourth quarter of 2025, we closed out our interest rate swaps in connection with an amendment to the 2023 Term Loan B. As of June 30, 2026, we did not have any outstanding interest rate swap agreements.

The following tables summarize the net effect of all cash flow hedges for each of our derivative contracts on the condensed consolidated financial statements for the periods presented (in millions):

	Net Gain/(Loss) Recognized in Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2026	2025	2026	2025
Foreign currency forward contracts	$1.3	$(5.2)	$1.6	$(7.8)
Interest rate swap contracts	—	(1.7)	—	(5.8)
Total	$1.3	$(6.9)	$1.6	$(13.6)

		Net Gain/(Loss) Reclassified from Other Comprehensive Income into Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	Statement of Operations Location	2026	2025	2026	2025
Foreign currency forward contracts	Cost of sales	$(0.5)	$(1.5)	$(1.0)	$(0.6)
Interest rate swap contracts	Interest expense	—	1.0	—	2.2
Total		$(0.5)	$(0.5)	$(1.0)	$1.6
For the three months ended June 30, 2026 and 2025, $0.6 million and $1.5 million, respectively, of net gains related to the amortization of forward points were released from accumulated other comprehensive income and recognized in cost of sales. For the six months ended June 30, 2026 and 2025, $1.6 million and $0.7 million, respectively, of net gains related to the amortization of forward points were released from accumulated other comprehensive income and recognized in cost of sales.
Based on the current valuation of our foreign currency forward contracts, we expect to release net gains of $2.1 million related to our foreign currency forward contracts from accumulated other comprehensive income into earnings over the next 12 months.
Derivatives Not Designated as Hedging Instruments
As of June 30, 2026 and December 31, 2025, the notional amounts of our foreign currency forward contracts not designated as cash flow hedges were approximately $164.8 million and $88.4 million, respectively.
The following table summarizes the location of net gains and losses on foreign currency forward contracts recognized in the condensed consolidated statements of operations for the periods presented (in millions):

	Location of Net Gain/(Loss) Recognized in Income on Derivative Instruments	Net Gain/(Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Foreign currency forward contracts	Other income (expense), net	$2.9	$(17.3)	$6.7	$(27.2)
During the three months ended June 30, 2026 and 2025, we recognized net foreign currency transaction losses of $2.5 million and gains of $13.4 million, respectively, in other income (expense), net. During the six months ended June 30, 2026 and 2025, we recognized net foreign currency transaction losses of $5.8 million and gains of $23.3 million, respectively, in other income (expense), net.

Note 16. Accumulated Other Comprehensive Loss
The following table details the amounts reclassified from accumulated other comprehensive loss and foreign currency translation adjustments for the three and six months ended June 30, 2026 (in millions):

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, March 31, 2026, after tax	$1.6	$(35.3)	$(33.7)
Change in derivative instruments	1.3	—	1.3
Net (gains) losses reclassified to cost of sales	0.5	—	0.5
Income tax impact on derivative instruments	(0.6)	—	(0.6)
Foreign currency translation adjustments	—	(1.7)	(1.7)
Accumulated other comprehensive loss, June 30, 2026, after tax	$2.8	$(37.0)	$(34.2)

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive loss, December 31, 2025, after tax	$1.0	$(28.6)	$(27.6)
Change in derivative instruments	1.6	—	1.6
Net (gains) losses reclassified to cost of sales	1.0	—	1.0
Income tax impact on derivative instruments	(0.8)	—	(0.8)
Cumulative foreign currency translation adjustments recognized upon the sale of Topgolf	—	(3.6)	(3.6)
Foreign currency translation adjustments	—	(4.8)	(4.8)
Accumulated other comprehensive loss, June 30, 2026, after tax	$2.8	$(37.0)	$(34.2)
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
There were no significant intersegment transactions during the three and six months ended June 30, 2026 or 2025.

The following table contains information utilized by our CODM to evaluate our operating segments for the periods presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Golf Equipment:
Net sales	$430.3	$411.8	$916.5	$855.7
Less: Cost of sales	227.9	237.7	493.3	484.8
Gross profit	202.4	174.1	423.2	370.9
Less: Selling, general and administrative expense	89.4	85.5	180.4	167.8
Less: Research and development expense	12.7	12.4	24.9	25.1
Income before income taxes	$100.3	$76.2	$217.9	$178.0

Apparel, Gear and Other:
Net sales	$181.9	$188.6	$383.2	$374.3
Less: Cost of sales	87.3	98.9	181.6	197.0
Gross profit	94.6	89.7	201.6	177.3
Less: Selling, general and administrative expense	58.1	57.5	110.1	106.5
Less: Research and development expense	3.1	2.9	6.1	6.1
Income before income taxes	$33.4	$29.3	$85.4	$64.7

Segment income from continuing operations	$133.7	$105.5	$303.3	$242.7

Reconciling items:
Non-recurring items (1)	7.5	(0.9)	3.5	(2.2)
Corporate costs and expenses (2)	(26.4)	(30.3)	(53.8)	(63.1)
Total reconciling items:	(18.9)	(31.2)	(50.3)	(65.3)
Income (loss) from operations	114.8	74.3	253.0	177.4
Interest income (expense), net	(4.6)	(15.3)	(10.4)	(30.2)
Other income (expense), net	1.4	(0.4)	4.3	2.0
Total other income (expense), net	(3.2)	(15.7)	(6.1)	(28.2)
Income (loss) from equity method investments	(1.0)	—	(28.7)	—
Income (loss) from continuing operations, before income taxes	$110.6	$58.6	$218.2	$149.2

(1) Includes non-cash amortization of acquired intangible assets and non-recurring items primarily consisting of tariff refunds, costs related to a relocation to a new warehouse in the United Kingdom as a result of the sale of the Jack Wolfskin business, restructuring and reorganization charges relating to the Transformation Plan (see Note 18), and the write-off of software assets stemming from our separation from Topgolf.

(2) Corporate costs and expenses include corporate general and administrative expenses not utilized by management in determining segment profitability as well as adjustments for discontinued operations related to indirect costs that were previously allocated to a segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization:
Golf Equipment	$5.5	$6.3	$11.7	$13.2
Apparel, Gear and Other	4.0	4.9	8.6	9.7
Total depreciation and amortization	$9.5	$11.2	$20.3	$22.9

We market our products in the United States and internationally, with our principal international markets being Asia and Europe. The tables below contain information about the geographical areas in which we operate. Net sales are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net sales:
United States	$414.7	$401.1	$863.5	$817.2
Europe	64.8	64.6	148.0	128.9
Asia	90.3	91.9	193.9	198.7
Rest of World	42.4	42.8	94.3	85.2
Total net sales	$612.2	$600.4	$1,299.7	$1,230.0

	June 30, 2026	December 31, 2025
Long-lived assets
United States	$129.0	$136.4
Europe	9.6	4.2
Asia	11.2	12.9
Rest of World	5.9	6.0
Total long-lived assets	$155.7	$159.5
Note 18. Restructuring
Our restructuring costs primarily consist of severance and termination benefits, asset disposals, write-offs and impairments and other exit and disposal costs. Severance costs generally include severance payments, outplacement services, health insurance coverage and legal costs.
Transformation Plan
In connection with the September 2024 announcement of our intended separation of the Topgolf business, we initiated a plan which is intended to optimize organizational efficiencies and decrease operating costs under the separate business structures that are anticipated after the separation (the “Transformation Plan”). For the three and six months ended June 30, 2026, costs incurred under the Transformation Plan were primarily related to employee termination and severance costs. We expect to incur up to $10.0 million in costs related to the Transformation Plan, which we expect to be substantially complete by the end of 2026.
For the three months ended June 30, 2026 and 2025, we incurred $0.6 million and $0.4 million, respectively, of employee termination and severance costs under the Transformation Plan. For the six months ended June 30, 2026 and 2025, we incurred $1.4 million and $1.1 million, respectively, of employee termination and severance costs under the Transformation Plan. Amounts payable for employee termination and severance included in accrued employee compensation and benefits on the condensed consolidated balance sheets at June 30, 2026 and December 31, 2025, totaled $0.6 million and $0.2 million, respectively. As of June 30, 2026, we incurred cumulative costs of $5.7 million related to the Transformation Plan.

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
Divestitures of Topgolf and Jack Wolfskin
In 2025, we executed a strategic realignment to focus on our core Golf Equipment and complementary soft goods businesses, which included the sale of Jack Wolfskin on May 31, 2025, for approximately $290.0 million and the sale of a 60% stake in our Topgolf and Toptracer business (“Topgolf”) based upon an equity value of approximately $1,100.0 million. The Topgolf transaction closed effective January 1, 2026, resulting in net proceeds to us of $820.1 million from the sale and related financing transactions, net of preliminary working capital adjustments and cash retained. Our remaining 39.3% interest in Topgolf (following the sale by Topgolf of additional dilutive units in April 2026, which decreased our non-controlling interest) is accounted for under the equity method.
As a result of these divestitures, the operating results of Jack Wolfskin and Topgolf are classified as discontinued operations for all periods presented, while our proportionate share of earnings and losses related to our remaining equity method investment in Topgolf is included in continuing operations. For more information, please refer to Note 3 of this Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2025.
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
•Net income and diluted earnings per share from continuing operations excluding certain non-cash and non-recurring items, as further detailed below, as well as the income (loss) from our equity method investment in Topgolf. In addition, for periods presented for fiscal year 2025, net income and diluted earnings per share from continuing operations were adjusted to include interest expense associated with term loan debt that was recognized as part of discontinued operations in order to show the full effect of consolidated interest expense from our corporate debt.

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

Current Economic Conditions
Macroeconomic Factors
Our products are discretionary purchases, and demand may be adversely affected by changes in macroeconomic conditions that impact consumer discretionary spending. These conditions include, among other factors, inflationary pressures, interest rate environments, changes in trade policies or tariffs, and geopolitical tensions that may create an uncertain environment for global trade and contribute to volatility in commodity, energy, and other input costs. While we seek to mitigate the effects of such factors through monitoring consumer spending behavior and implementing strategic initiatives, prolonged or severe adverse economic conditions could negatively impact our operating results.
Tariffs
In 2025, the U.S. government implemented reciprocal tariffs affecting many countries in which we do business, increasing costs for our products, components, and raw materials, a significant portion of which are sourced from outside the United States, including Asia and other regions, which may adversely affect product availability, pricing, and demand. On February 20, 2026, the United States Supreme Court struck down certain tariffs previously imposed under the International Emergency Economic Powers Act of 1977 (“IEEPA”). As a result, we filed approximately $49.5 million of refund claims related to previously paid IEEPA tariffs, subject to applicable eligibility, filing, and recovery requirements.
We account for tariff refund claims as gain contingencies and recognize refunds when they are deemed realized or realizable. During the quarter ended June 30, 2026, we recognized $10.8 million of tariff refunds related to previously paid IEEPA tariffs, with the associated benefit recorded within cost of sales in our results of operations. Despite the recognition of these refunds, significant uncertainty remains regarding future U.S. trade policy, including the potential for additional tariffs under alternative statutory authorities, the outcome of ongoing legal proceedings, and the possibility of further changes to tariff rates, scope, duration and enforcement. The ultimate amount, if any, and timing of additional tariff refunds remain subject to ongoing legal, regulatory and administrative proceedings.
Foreign Currency
A significant portion of our operations is conducted outside the United States in currencies other than the U.S. dollar. We use foreign currency forward contracts to partially mitigate the short‑term effects of exchange rate fluctuations on our financial results; however, these instruments do not eliminate currency impacts or address long‑term exposure. Foreign currency fluctuations affect our results primarily through the translation of foreign‑currency‑denominated results into U.S. dollars and mark‑to‑market adjustments on certain intercompany balances and foreign currency forward contracts. For the three and six months ended June 30, 2026, foreign currency fluctuations had an unfavorable impact of $5.1 million and a favorable impact of $2.5 million, respectively, on international net revenues.

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
Net sales and operating segment results (in millions, except percentages)
Net sales for the three months ended June 30, 2026 increased $11.8 million or 2.0% (2.8% on a constant currency basis) as compared to the three months ended June 30, 2025. Segment operating income increased $28.2 million or 26.7% driven by increases in both our Golf Equipment and Apparel, Gear and Other operating segments.
Net sales for the six months ended June 30, 2026 increased $69.7 million or 5.7% (5.5% on a constant currency basis) as compared to the six months ended June 30, 2025. Segment operating income increased $60.6 million or 25.0% driven by increases in both our Golf Equipment and Apparel, Gear and Other operating segments.

	Three Months Ended June 30,		Increase/(Decrease)		Non-GAAP Constant Currency Growth vs. 2025(1)	Six Months Ended June 30,		Increase/(Decrease)		Non-GAAP Constant Currency Growth vs. 2025(1)
($ in millions)	2026	2025	Dollars	Percent	Percent	2026	2025	Dollars	Percent	Percent
Net sales:
Golf clubs	$316.5	$312.7	$3.8	1.2%	2.2%	$697.1	$652.7	$44.4	6.8%	6.5%
Golf balls	113.8	99.1	14.7	14.8%	15.0%	219.4	203.0	16.4	8.1%	7.5%
Golf Equipment	430.3	411.8	18.5	4.5%	5.3%	916.5	855.7	60.8	7.1%	6.7%
Apparel	105.2	104.3	0.9	0.9%	2.1%	207.9	202.3	5.6	2.8%	3.6%
Gear, accessories, & other	76.7	84.3	(7.6)	(9.0)%	(8.3)%	175.3	172.0	3.3	1.9%	1.6%
Apparel, Gear and Other	181.9	188.6	(6.7)	(3.6)%	(2.5)%	383.2	374.3	8.9	2.4%	2.6%
Total net sales	$612.2	$600.4	$11.8	2.0%	2.8%	$1,299.7	$1,230.0	$69.7	5.7%	5.5%

Segment operating income (loss):
Golf Equipment	$100.3	$76.2	$24.1	31.6%		$217.9	$178.0	$39.9	22.4%
Apparel, Gear and Other	33.4	29.3	4.1	14.0%		85.4	64.7	20.7	32.0%
Total segment operating income (loss)	133.7	105.5	28.2	26.7%		303.3	242.7	60.6	25.0%
Non-recurring items (2)	7.5	(0.9)	8.4	n/m		3.5	(2.2)	5.7	n/m
Corporate costs and expenses (3)	(26.4)	(30.3)	3.9	(12.9)%		(53.8)	(63.1)	9.3	(14.7)%
Income (loss) from operations	114.8	74.3	40.5	54.5%		253.0	177.4	75.6	42.6%
Interest income (expense), net	(4.6)	(15.3)	10.7	(69.9)%		(10.4)	(30.2)	19.8	(65.6)%
Other income (expense), net	1.4	(0.4)	1.8	n/m		4.3	2.0	2.3	115.0%
Income (loss) from equity method investments	(1.0)	—	(1.0)	n/m		(28.7)	—	(28.7)	n/m
Income (loss) from continuing operations, before income taxes	$110.6	$58.6	$52.0	88.7%		$218.2	$149.2	$69.0	46.2%

(1) Calculated by applying 2025 exchange rates to 2026 reported sales in regions outside the United States.
(2) Includes non-cash amortization of acquired intangible assets and non-recurring items primarily consisting of tariff refunds, costs related to the relocation to a new UK warehouse as a result of the sale of the Jack Wolfskin business in 2025, restructuring and reorganization charges related to the Transformation Plan, and the write-off of software assets stemming from our separation from Topgolf.

(3) Corporate costs and expenses include corporate general and administrative expenses not utilized by management in determining segment profitability as well as adjustments from discontinued operations related to indirect costs that were previously allocated to a segment.

Golf Equipment
Net sales
The $18.5 million (4.5%) increase in Golf Equipment net sales for the three months ended June 30, 2026 was primarily due to a 14.8% increase in golf ball sales driven by the continued success of the new Chrome family of golf balls and overall gains in market share, and a 1.2% increase in golf club sales primarily driven by continued sales momentum in fairway woods. These increases were partially offset by decreases in sales of lower-margin golf ball products related to SKU rationalization initiatives.
The $60.8 million (7.1%) increase in Golf Equipment net sales for the six months ended June 30, 2026 was due to a 6.8% increase in golf club sales driven by strong reception of new product launches, combined with an 8.1% increase in golf ball sales driven by the successful launch of the new Chrome family of golf balls and overall gains in market share, partially offset by lower sales of lower margin golf ball products related to SKU rationalization initiatives.
Operating income
The $24.1 million increase in Golf Equipment segment operating income for the three months ended June 30, 2026 was primarily driven by the increase in net sales noted above, combined with improved gross margins resulting from favorable pricing, product mix, cost savings from gross margin initiatives and lower tariffs. These increases were partially offset by an increase in operating expenses of $4.2 million primarily due to the timing of advertising spend and cost-of-living adjustments.
The $39.9 million increase in Golf Equipment segment operating income for the six months ended June 30, 2026 was primarily driven by the increase in net sales noted above, combined with improved gross margins resulting from favorable pricing, product mix, and cost savings from gross margin initiatives, which more than offset the unfavorable impact of incremental tariffs. These increases were partially offset by an increase in operating expenses of $12.4 million primarily due to the recognition of an $8.2 million lease termination incentive gain in the first quarter of 2025 that did not recur combined with an increase in employee costs due to cost-of-living adjustments.
Apparel, Gear and Other
Net sales
The $6.7 million (3.6%) decrease in Apparel, Gear and Other net sales for the three months ended June 30, 2026 was primarily due to decreases in sales of Callaway soft goods due to timing of shipments and decreases in Asia from unfavorable foreign currency impacts, partially offset by an increase in sales of TravisMathew apparel products primarily related to higher direct-to-consumer sales.
The $8.9 million (2.4%) increase in Apparel, Gear and Other net sales for the six months ended June 30, 2026 was primarily due to increases in sales of TravisMathew apparel products related to strong overall market demand and higher direct-to-consumer sales, combined with increased sales of Callaway soft goods.
Operating income
The $4.1 million (14.0%) increase in segment operating income for the three months ended June 30, 2026 was primarily driven by higher gross margins from favorable pricing and cost savings from gross margin initiatives, which more than offset the decrease in net sales and the unfavorable impact of incremental tariffs. These increases were partially offset by an increase in operating expenses of $0.8 million due to slight increases related to timing in advertising spend.
The $20.7 million (32.0%) increase in segment operating income for the six months ended June 30, 2026 was primarily driven by the increase in net sales and higher gross margins from favorable pricing and cost savings from gross margin initiatives, which more than offset the unfavorable impact of incremental tariffs. These increases were partially offset by an increase in operating expenses of $3.6 million due to the recognition of a $3.8 million lease termination incentive gain in the first quarter of 2025 that did not recur.

Net sales by major geographic region for the periods presented below were as follows (in millions, except percentages):

	Three Months Ended June 30,		Increase/(Decrease)		Non-GAAP Constant Currency Growth vs. 2025	Six Months Ended June 30,		Increase/(Decrease)		Non-GAAP Constant Currency Growth vs. 2025
	2026	2025	Dollars	Percent	Percent	2026	2025	Dollars	Percent	Percent
Net sales:
United States	$414.7	$401.1	$13.6	3.4%	3.4%	$863.5	$817.2	$46.3	5.7%	5.7%
Europe	64.8	64.6	0.2	0.3%	(1.2)%	148.0	128.9	19.1	14.8%	8.5%
Asia	90.3	91.9	(1.6)	(1.7)%	6.3%	193.9	198.7	(4.8)	(2.4)%	2.5%
Rest of World	42.4	42.8	(0.4)	(0.9)%	(4.0)%	94.3	85.2	9.1	10.7%	5.9%
Total net sales	$612.2	$600.4	$11.8	2.0%	2.8%	$1,299.7	$1,230.0	$69.7	5.7%	5.5%
We sell our Golf Equipment and Apparel, Gear and Other products in the United States and internationally, with our principal international regions being Europe and Asia. Apparel, Gear and Other product sales for our TravisMathew business are primarily concentrated in the United States.
United States
The $13.6 million (3.4%) increase in net sales for the three months ended June 30, 2026 was primarily due to higher sales volumes of golf equipment combined with higher TravisMathew sales, partially offset by a decrease in sales of OGIO products. The $46.3 million (5.7%) increase in net sales for the six months ended June 30, 2026 was primarily due to higher golf equipment and TravisMathew sales.
Europe
The $0.2 million (0.3%) increase in net sales for the three months ended June 30, 2026 was primarily due to increases in golf equipment product sales. The $19.1 million (14.8%) increase in net sales for the six months ended June 30, 2026 was primarily due to increases in golf equipment product sales from strong demand combined with the favorable impact of changes in foreign currency.
Asia
The $1.6 million (1.7%) decrease in net sales for three months ended June 30, 2026 was primarily due to unfavorable foreign currency impacts. On a constant currency basis, net sales increased $5.8 million (6.3%) during the three months ended June 30, 2026 primarily due to the success of new product launches. The $4.8 million (2.4%) decrease in net sales for six months ended June 30, 2026 was also primarily due to unfavorable foreign currency impacts. On a constant currency basis, net sales increased $5.0 million (2.5%) during the six months ended June 30, 2026 due to the success of new product launches.
Rest of World
The $0.4 million (0.9%) decrease for the three months ended June 30, 2026 was primarily due to lower golf equipment sales in Canada, partially offset by increases in other rest-of-world regions. The $9.1 million (10.7%) increase for the six months ended June 30, 2026 was primarily due to higher golf equipment sales in Canada and Australia.
Gross Profit (in millions, except percentages)

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Net sales	$612.2	$600.4	$11.8	2.0%	$1,299.7	$1,230.0	$69.7	5.7%
Cost of sales	305.5	337.0	(31.5)	(9.3)%	666.3	683.0	(16.7)	(2.4)%
Gross profit	$306.7	$263.4	$43.3	16.4%	$633.4	$547.0	$86.4	15.8%
Gross margin	50.1%	43.9%		6.2%	48.7%	44.5%		4.2%

Cost of sales
Our cost of sales is variable in nature and fluctuates relative to sales volumes. Cost of sales includes raw materials and component costs, direct labor and manufacturing overhead, inbound freight, duties, tariffs and shipping charges, and depreciation and amortization directly related to manufacturing and distribution.
Gross profit and gross margin
During the three months ended June 30, 2026, gross profit increased by $43.3 million (16.4%) as compared to the prior year period. Gross profit as a percent of net sales (“gross margin”) increased to 50.1% for the three months ended June 30, 2026 compared to 43.9% for the three months ended June 30, 2025. The improvement in gross margin was due to favorable pricing and product mix, cost savings from gross margin initiatives, and the receipt of $10.8 million of tariff refunds in the current period.
During the six months ended June 30, 2026, gross profit increased by $86.4 million (15.8%) as compared to the prior year period. Gross margin increased to 48.7% for the six months ended June 30, 2026 compared to 44.5% for the six months ended June 30, 2025. The improvement in gross margin was due to favorable pricing and product mix, cost savings from gross margin initiatives and the receipt of $10.8 million of tariff refunds in the current period, partially offset by higher overall impacts of incremental tariffs compared to the prior year.

Operating Expenses (in millions, except percentages)

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Operating expenses:
Selling, general and administrative expense	$176.1	$173.7	$2.4	1.4%	$349.4	$338.3	$11.1	3.3%
Research and development expense	15.8	15.4	0.4	2.6%	31.0	31.3	(0.3)	(1.0)%
Total operating expenses	$191.9	$189.1	$2.8	1.5%	$380.4	$369.6	$10.8	2.9%
Selling, general and administrative expense
Selling, general and administrative (“SG&A”) expenses primarily consist of employee costs, advertising and promotional expense, legal and professional fees, tour expenses, travel expenses, building and rent expenses, depreciation and amortization charges and other miscellaneous expenses.
The $2.4 million (1.4%) increase in SG&A expenses for the three months ended June 30, 2026 was primarily due to a $2.9 million increase in advertising and promotional expenses driven largely by the timing of advertising spend and $1.5 million of impairment charges related to the planned closure of certain underperforming TravisMathew retail locations, partially offset by reduced employee costs from cost savings initiatives and lower tour expenses.
The $11.1 million (3.3%) increase in SG&A expenses for the six months ended June 30, 2026 was primarily due to a $12.0 million gain recognized from a lease termination incentive in the first quarter of 2025, which did not recur in 2026, combined with impairment charges on retail assets at TravisMathew, losses on asset disposals, and higher legal costs, partially offset by lower advertising spend due to the timing of planned advertising activities, decreased tour expenses, and a decrease in depreciation and amortization.
Research and development expense
Research and development expenses are comprised of costs to design, develop, test or improve our products and technology, and primarily include employee costs of personnel engaged in research and development activities, research costs and depreciation expense.
The $0.4 million (2.6%) increase in research and development expenses for the three months ended June 30, 2026 was primarily due to an increase in computer software costs and professional fees.
The $0.3 million (1.0%) decrease in research and development expenses for the six months ended June 30, 2026 was primarily due to cost savings initiatives.

Other Income and Expense (in millions, except percentages)

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Other income and expenses:
Interest income (expense), net	$(4.6)	$(15.3)	$10.7	(69.9)%	$(10.4)	$(30.2)	$19.8	(65.6)%
Other income (expense), net	1.4	(0.4)	1.8	n/m	4.3	2.0	2.3	115.0%
Total other income (expense), net	$(3.2)	$(15.7)	$12.5	(79.6)%	$(6.1)	$(28.2)	$22.1	(78.4)%
Interest income/expense
The decreases in interest expense, net for the three and six months ended June 30, 2026 were primarily due to lower interest expense on our term loan as a result of the partial repayment on January 2, 2026 in connection with completion of the sale of Topgolf and its full repayment on May 29, 2026.
Other income/expense
The $1.8 million increase in other income (expense), net for the three months ended June 30, 2026 was primarily due to a $4.5 million favorable change in foreign currency transactions and hedging activity and $1.1 million of income from transition services provided to Topgolf, partially offset by a $2.3 million write-off of unamortized debt issuance costs in connection with the full repayment of the term loan and a $0.7 million decrease in dividend income on our money market accounts due to lower average balances resulting from funds being used for debt repayments and stock repurchases.
The $2.3 million (115.0%) increase in other income (expense), net for the six months ended June 30, 2026 was primarily due to a $5.0 million favorable change in foreign currency transactions and hedging activity, a $4.3 million remeasurement gain on our investment in Five Iron Golf, $2.3 million of income from transition services provided to Topgolf, and $1.3 million of higher dividend income on our money market accounts due to higher average balances for the year-to-date period, partially offset by a $9.8 million write-off of unamortized debt issuance costs in connection with the repayment of the term loan mentioned above.
Income (Loss) from Equity Method Investments (in millions, except percentages)

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Income (loss) from equity method investments	$(1.0)	$—	$(1.0)	n/m	$(28.7)	$—	$(28.7)	n/m
Income (loss) from equity method investments
The $1.0 million and $28.7 million loss during the three and six months ended June 30, 2026, respectively, represents our proportionate share of Topgolf’s net losses following the completion of the sale of a majority interest in the business effective January 1, 2026.
Income Taxes (in millions, except percentages)

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Income tax provision (benefit)	$34.8	$13.1	$21.7	165.6%	$67.5	$40.3	$27.2	67.5%
Income tax expense
The $21.7 million and $27.2 million increases in income tax expense for the three and six months ended June 30, 2026, respectively, were primarily due to higher pre‑tax earnings, as well as the tax impacts from our investment in Topgolf. As a percentage of pre-tax income, our effective tax rate for the three months ended June 30, 2026 increased to 31.5% compared to 22.4% in the comparable period of 2025. As a percentage of pre-tax income, our effective tax rate for the six months ended June 30, 2026 increased to 30.9% compared to 27.0% in the comparable period of 2025. The increases in our effective tax rate for the three and six months ended June 30, 2026, respectively, were primarily due to impacts of valuation allowances related to our investment in Topgolf combined with our global mix of earnings.

Net Income, Diluted Earnings Per Share and Reconciliation of Non-GAAP Measures
The following table presents a reconciliation of our GAAP results for the three months ended June 30, 2026 and 2025 to our non-GAAP results for the same periods (in millions, except per share information):

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Net Income	Diluted Earnings per share(5)(6)	Net Income	Diluted Earnings per share(5)(6)
GAAP net income (loss) from continuing operations	$75.8	$0.40	$45.5	$0.24
Non-cash amortization of acquired intangibles(1)	—	—	(0.1)	—
Interest income (expense) and non-recurring items(2)(3)	4.9	0.03	6.7	0.03
Income (loss) from equity method investments(4)	(2.9)	(0.02)	—	—
Non-GAAP net income (loss) from continuing operations	$73.8	$0.39	$38.9	$0.20

GAAP diluted weighted-average shares outstanding		190.1		199.8
Non-GAAP diluted weighted-average shares outstanding		190.1		199.8

(1) Includes the amortization of acquired intangible assets, including customer and distributor relationships, reacquired distribution rights and acquired developed technology related to our Acquisitions. See “Discussion of Non-GAAP Measures” for more information.

(2) In 2026, amounts primarily include $10.8 million of tariff refunds, partially offset by the $2.3 million write-off of debt issuance costs associated with the full repayment of the term loan in May 2026, $0.6 million of costs related to the relocation to a new UK warehouse as a result of the sale of the Jack Wolfskin business in 2025, and $0.4 million of restructuring charges related to the Transformation Plan. In addition, for 2026, non-recurring items include $1.1 million of costs incurred under the Transition Services Agreement with Topgolf, which are offset by $1.1 million of cost recovery fees received from Topgolf related to these transition services.

(3) In 2025, amounts primarily include $0.5 million of restructuring charges related to the Transformation Plan. In addition, $9.6 million of term loan interest expense incurred at the corporate level and included in discontinued operations on a GAAP basis is reflected as part of continuing operations on a non-GAAP basis in order to show the full effect of consolidated interest expense.

(4) In 2026, amounts include our $1.0 million proportionate share of Topgolf’s net losses combined with $1.9 million of unfavorable tax impacts.
(5) The effect of the Convertible Notes on diluted earnings per share is calculated using the if-converted method, which excludes interest expense related to the Convertible Notes from the calculation of net income through the cash settlement date of May 1, 2026.

(6) When aggregated, diluted earnings per share amounts may not be additive due to rounding.
GAAP net income from continuing operations
Net income from continuing operations and diluted earnings per share for the three months ended June 30, 2026 were $75.8 million and $0.40 per share, respectively, as compared to net income from continuing operations and diluted earnings per share of $45.5 million and $0.24 per share, respectively, for the three months ended June 30, 2025. These increases were primarily driven by a $28.2 million increase in segment operating income combined with the recognition of $10.8 million related to the tariff refunds in the current quarter and a reduction in interest expense resulting from the full repayment of our term loan debt. These increases were partially offset by an increase in the income tax provision and the loss recognized from our equity method investment in Topgolf.
Non-GAAP net income from continuing operations
On a non-GAAP basis, excluding the items described in the table above, our net income from continuing operations and diluted earnings per share for the three months ended June 30, 2026 would have been $73.8 million and $0.39 per share, respectively, as compared to net income from continuing operations and diluted earnings per share of $38.9 million and $0.20 per share, respectively, for the three months ended June 30, 2025. The increase in non-GAAP net income from continuing operations was primarily due to a $28.2 million increase in segment operating income combined with lower interest expense, partially offset by an increase in the income tax provision.

The following table presents a reconciliation of our GAAP results for the six months ended June 30, 2026 and 2025 to our non-GAAP results for the same periods (in millions, except per share information):

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Net Income	Diluted Earnings per share(6)(7)	Net Income	Diluted Earnings per share(6)(7)
GAAP net income (loss) from continuing operations	$150.7	$0.78	$108.9	$0.56
Non-cash amortization of acquired intangibles(1)	(0.2)	—	(0.1)	—
Interest income (expense) and non-recurring items(2)(3)	0.5	—	13.0	0.07
Tax valuation allowance(4)	0.1	—	—	—
Income (loss) from equity method investments(5)	(35.3)	(0.18)	—	—
Non-GAAP net income (loss) from continuing operations	$185.6	$0.96	$96.0	$0.50

GAAP diluted weighted-average shares outstanding		196.3		199.0
Non-GAAP diluted weighted-average shares outstanding		196.3		199.0

(1) Includes the amortization of acquired intangible assets, including customer and distributor relationships, reacquired distribution rights and acquired developed technology related to our Acquisitions. See “Discussion of Non-GAAP Measures” for more information.

(2) In 2026, amounts primarily include $10.8 million of tariff refunds and a $4.3 million gain on our investment in Five Iron Golf, partially offset by $9.8 million of other expense related to write-offs of debt issuance costs associated with the January and May 2026 repayments of the term loan, $1.7 million of charges incurred to relocate to a new UK warehouse as a result of the sale of the Jack Wolfskin business in 2025, $1.5 million of restructuring charges related to the Transformation Plan, and a $0.7 million write-off of software assets stemming from our separation from Topgolf. In addition, non-recurring items for 2026 include $2.3 million of costs incurred under the Transition Services Agreement with Topgolf, which were fully offset by $2.3 million of cost recovery fees received from Topgolf related to those transition services.

(3) In 2025, amounts primarily include $1.5 million of costs associated with the Transformation Plan and $0.4 million of costs incurred to centralize warehousing and distribution operations to achieve synergies in connection with our acquisitions. In addition, $19.1 million of term loan interest expense incurred at the corporate level and included in discontinued operations on a GAAP basis is reflected as part of continuing operations on a non-GAAP basis in order to show the full effect of consolidated interest expense.

(4) Related to the release of valuation allowances on certain U.S. deferred tax assets related to the disposal of the Topgolf and Jack Wolfskin businesses.
(5) In 2026, amounts include our $28.7 million proportionate share of Topgolf’s net losses combined with $6.6 million of unfavorable tax impacts.
(6) The effect of the Convertible Notes on diluted earnings per share is calculated using the if-converted method, which excludes interest expense related to the Convertible Notes from the calculation of net income through the cash settlement date of May 1, 2026.

(7) When aggregated, diluted earnings per share amounts may not be additive due to rounding.
GAAP net income from continuing operations
Net income from continuing operations and diluted earnings per share for the six months ended June 30, 2026 were $150.7 million and $0.78 per share, respectively, as compared to net income from continuing operations and diluted earnings per share of $108.9 million and $0.56 per share, respectively, for the six months ended June 30, 2025. These increases were primarily driven by a $60.6 million increase in segment operating income combined with the recognition of $10.8 million related to the tariff refunds in the current quarter and a reduction in interest expense resulting from the full repayment of our term loan debt. These increases were partially offset by the loss recognized from our equity method investment in Topgolf and an increase in the income tax provision.
Non-GAAP net income from continuing operations
On a non-GAAP basis, excluding the items described in the table above, our net income from continuing operations and diluted earnings per share for the six months ended June 30, 2026 would have been $185.6 million and $0.96 per share, respectively, as compared to net income from continuing operations and diluted earnings per share of $96.0 million and $0.50 per share, respectively, for the six months ended June 30, 2025. The increase in non-GAAP net income from continuing operations was primarily due to a $60.6 million increase in segment operating income combined with lower interest expense, partially offset by an increase in the income tax provision.

Discontinued Operations (in millions, except percentages)

	Three Months Ended June 30,		Growth/(Decline)		Six Months Ended June 30,		Increase/(Decrease)
	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Income (loss) from discontinued operations, net of tax	$(0.6)	$(25.2)	$24.6	(97.6)%	$17.6	$(86.5)	$104.1	(120.3)%
Loss of $0.6 million from discontinued operations, net of tax, for the three months ended June 30, 2026 was related to the settlement of certain indemnification obligations and other costs directly related to our divestitures of Topgolf and Jack Wolfskin. Income of $17.6 million, net of tax from discontinued operations for the six months ended June 30, 2026, was primarily related to the recognition of an income tax benefit in connection with the sale of Topgolf effective on January 1, 2026, partially offset by transaction costs directly related to the completion of the sale as well as the settlement of certain indemnification obligations. The $25.2 million and $86.5 million loss from discontinued operations, net of tax for the three and six months ended June 30, 2025, respectively, was due to net operating losses of both Topgolf and Jack Wolfskin during the period.
Financial Condition
Cash and cash equivalents
Our cash and cash equivalents decreased $625.1 million to $278.1 million at June 30, 2026 as compared to December 31, 2025 and decreased $405.4 million compared to June 30, 2025. These decreases were primarily driven by cash used in financing activities from continuing operations, largely reflecting the full repayment of our term loan during the period, which was funded by cash proceeds from the sale of Topgolf and cash on hand. We also used cash in financing activities to repurchase shares of our common stock pursuant to our stock repurchase program. In addition, cash provided by operating activities from continuing operations increased due to the strong performance of the business. For further information related to our financing arrangements, see Note 6 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q.
Accounts receivable
Our accounts receivable balance fluctuates throughout the year as a result of the general seasonality of our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, accounts receivable are generally the highest during the first and second quarters during the seasonal peak in the golf industry, and generally decline significantly during the third and fourth quarters as a result of an increase in cash collections combined with lower seasonal sales. With respect to our Apparel, Gear and Other business, accounts receivable balances for our TravisMathew and OGIO businesses are more evenly distributed throughout the year while accounts receivable balances for our Callaway soft good brand are subject to the same general seasonality as our Golf Equipment business. As of June 30, 2026, our consolidated net accounts receivable increased to $315.7 million from $123.2 million at December 31, 2025. The increase primarily reflects the seasonality of Golf Equipment net sales in the first and second quarters. Net accounts receivable as of June 30, 2026 decreased $15.9 million compared to June 30, 2025, primarily due to lower net sales in the latter half of the second quarter of 2026 combined with improved cash collections.
Inventory
Our inventory balance fluctuates throughout the year as a result of the general seasonality of our Golf Equipment business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, the buildup of inventory generally begins during the fourth quarter and continues into the first quarter and beginning of the second quarter in order to meet increased demand during the golf season. Inventory levels are also impacted by the timing of new product launches as well as the success of new products. With respect to our Apparel, Gear and Other business, inventory levels are generally less affected by seasonality due to the diversification of product offerings for these brands. As of June 30, 2026, our inventory decreased $107.1 million to $518.2 million, compared to December 31, 2025, which reflects our seasonality. Our inventory decreased $49.7 million as of June 30, 2026, compared to June 30, 2025, primarily due to higher net sales in the current period.

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
Capital resources
As of June 30, 2026, we had $774.7 million in combined cash and availability under our credit facilities, which is a decrease of $386.6 million compared to June 30, 2025 following the full repayment of our Term Loan B in May 2026 and repurchases of shares of our common stock pursuant to our stock repurchase program. Information about our credit facilities and long-term debt is presented in Note 6 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by this reference.
As of June 30, 2026, approximately 26% of our cash was held in regions outside of the United States. We continue to maintain our indefinite reinvestment assertion with respect to most jurisdictions in which we operate because of local cash requirements to operate our business. If we were to repatriate cash to the United States outside of settling intercompany balances, we may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against our U.S. tax liability, if any. Additionally, we may need to pay certain state income taxes.

Significant cash obligations
We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements. The table below summarizes certain significant cash obligations as of June 30, 2026 that will affect our future liquidity (in millions).

	Payments Due By Period
	Total	Remainder of 2026	2027 - 2028	2029 - 2030	Thereafter
Debt (1)	50.8	2.4	45.6	0.8	2.0
Interest payments (2)	2.9	0.6	1.5	0.4	0.4
Finance leases, including imputed interest (3)	31.8	1.7	6.6	6.6	16.9
Operating leases, including imputed interest (4)	274.6	17.8	67.9	60.0	128.9
Minimum lease payments for leases signed but not yet commenced (5)	2.9	—	0.2	0.6	2.1
Unconditional purchase obligations (6)	85.4	40.5	42.7	2.2	—
Uncertain tax contingencies (7)	1.0	—	0.3	—	0.7
Total	$449.4	$63.0	$164.8	$70.6	$151.0

(1) Excludes unamortized debt discounts, unamortized debt issuance costs, and fair value adjustments. Includes $43.1 million of outstanding ABL borrowings. For further details related to long-term debt, see Note 6 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(2) Long-term debt may have fixed or variable interest rates. For further details, see Note 6 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(3) Represents commitments for future minimum lease payments under financing leases. For further details, see Note 5 “Leases” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(4) Represents commitments for future minimum lease payments under operating leases. For further details, see Note 5 “Leases” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(5) Represents future minimum lease payments under lease agreements that have not yet commenced as of June 30, 2026, in relation to future TravisMathew retail stores. For further discussion, see Note 5 “Leases” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(6) During the normal course of business, we enter into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, and intellectual property licensing agreements pursuant to which we are required to pay royalty fees. The amounts listed above approximate the minimum purchase obligations we are obligated to pay under these agreements over the next five years and thereafter as of June 30, 2026. The actual amounts paid under some of the agreements may be higher or lower than these amounts. In addition, we also enter into unconditional purchase obligations with various vendors and suppliers of goods and services during the normal course of business through purchase orders or other documentation or that are undocumented except for an invoice. For further details, see Note 12 “Commitments & Contingencies” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(7) Amounts represent current and non-current portions of uncertain income tax positions as recorded on our condensed consolidated balance sheets as of June 30, 2026. Amounts exclude uncertain income tax positions that we would be able to offset against deferred taxes. For further discussion, see Note 11 “Income Taxes” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our financial condition. The fair value of indemnities, commitments and guarantees that we issued during the six months ended June 30, 2026 was not material to our financial position, results of operations or cash flows.
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
Capital expenditures
Total estimated capital expenditures for the year ending December 31, 2026, are expected to be approximately $40.0 million.
Critical Accounting Estimates
For the six months ended June 30, 2026, there have been no material changes to our critical accounting estimates from the information reported in our Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We use derivative financial instruments to mitigate our exposure to changes in foreign currency exchange rates and interest rates. Transactions involving these financial instruments are with creditworthy banks, primarily banks that are party to our credit facilities (see Note 6 “Financing Arrangements” and Note 15 “Derivatives and Hedging” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q). The use of these instruments exposes us to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.
Foreign Currency Fluctuations
Information about our foreign currency hedging activities is set forth in Note 15 “Derivatives and Hedging” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.
As part of our risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which we were exposed at June 30, 2026 through our foreign currency forward contracts.
At June 30, 2026, the estimated loss from our foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $23.4 million. We believe that such a hypothetical loss from our foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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

Interest Rate Fluctuations
We are exposed to interest rate risk from our credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 6 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. Our long-term borrowing commitments are subject to interest rate fluctuations, which could be material to our cash flows and results of operations. In order to mitigate this risk, we may enter into interest rate swap contracts as part of our interest rate risk management strategy. Information about our interest rate hedges is provided in Note 15 “Derivatives and Hedging” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on our cash flows and results of operations, we performed a sensitivity analysis as part of our risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would result in an approximate annual increase of less than $0.1 million in interest expense on our existing principal balance as of June 30, 2026.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2026, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2026.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In January 2026, we announced that our Board of Directors authorized a $200.0 million share repurchase program (the “Repurchase Program”) under which we are authorized to repurchase shares of our common stock in the open market or in private transactions, subject to our assessment of market conditions and repurchase opportunities. We will assess market conditions, buying opportunities and other factors from time to time and will make strategic repurchases as appropriate. The repurchases will be made in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other factors, and the repurchases will be made consistent with the terms of our credit facilities, which define the amount of stock that can be repurchased. The Repurchase Program does not require us to acquire a specific number of shares and it will remain in effect until completed or until terminated by the Board of Directors. During the second quarter of 2026, we repurchased 2.9 million shares of our common stock under the Repurchase Program at a weighted average price per share of $14.87, for a total cost of $42.4 million.
The following table summarizes our purchases during the second quarter of 2026 and includes amounts repurchased under the Repurchase Program and shares withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. Our repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended June 30, 2026
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
April 1, 2026 - April 30, 2026	2,548,919	$14.64	2,545,823	$124,929,141
May 1, 2026 - May 31, 2026	1,986	15.29	—	124,929,141
June 1, 2026 - June 30, 2026	307,656	16.36	305,744	119,923,033
Total	2,858,561	$14.88	2,851,567	$119,923,033
During the second quarter of 2026, we also repurchased less than 0.1 million shares of our common stock at an average cost per share of $15.09, for a total cost of approximately $0.1 million, which were related to shares withheld to satisfy payroll tax withholding obligations as described above and not pursuant to the Repurchase Program.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

10.1
Amended and Restated Officer Employment Agreement, effective as of May 7, 2026, by and between the Company and Oliver G. Brewer III, incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as filed with the Commission on May 8, 2026 (file no. 1-10962).

10.2
Amended and Restated Officer Employment Agreement, effective as of May 7, 2026, by and between the Company and Brian P. Lynch, incorporated herein by this reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as filed with the Commission on May 8, 2026 (file no. 1-10962).

10.3
Amended and Restated Officer Employment Agreement, effective as of May 7, 2026, by and between the Company and Glenn F. Hickey, incorporated herein by this reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as filed with the Commission on May 8, 2026 (file no. 1-10962).

10.4
Amended and Restated Officer Employment Agreement, effective as of May 7, 2026, by and between the Company and Mark F. Leposky, incorporated herein by this reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as filed with the Commission on May 8, 2026 (file no. 1-10962).

10.5
Amended and Restated Officer Employment Agreement, effective as of May 7, 2026, by and between the Company and Timothy R. Reed, incorporated herein by this reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as filed with the Commission on May 8, 2026 (file no. 1-10962).

10.6
Amended and Restated Officer Employment Agreement, effective as of May 7, 2026, by and between the Company and Angela J. Deskins, incorporated herein by this reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as filed with the Commission on May 8, 2026 (file no. 1-10962).

10.7
Indemnification Agreement, dated as of May 21, 2026, by and between the Company and Thomas G. Dundon, incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 26, 2026 (file no. 1-10962).

10.8
Indemnification Agreement, dated as of May 21, 2026, by and between the Company and Mark D. Mandel, incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on May 26, 2026 (file no. 1-10962).

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
Date: August 4, 2026