Form 10-Q
period 2026-09-30
Callaway Golf Co
filed 2026-11-05
CIK 837465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2026, the number of shares outstanding of the Registrant’s common stock was 175,176,059.

Important Notice to Investors Regarding Forward-Looking Statements: This report contains “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “may,” “should,” “will,” “could,” “would,” “anticipate,” “plan,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” and similar references to future periods. Forward-looking statements include, among others, statements that relate to future plans, events, liquidity, financial results, performance, prospects or growth and scale opportunities including, but not limited to, statements relating to our intention to repurchase shares of our common stock pursuant to a stock repurchase program, the anticipated timing, amount and impact of the stock repurchase program, delivering long-term value for shareholders, further growth and investments in our core business, the anticipated benefits and other effects of the sale of the majority stake of our Topgolf business, the expected financial and operational performance of, and future opportunities for, each of the two independent companies following the sale, the tax treatment of the sale, future industry and market conditions, strength and demand of our products and services, continued brand momentum, demand for golf and outdoor activities and apparel, continued investments in the business, consumer trends and behavior, the strength of our brands, product lines and e-commerce business, pending litigation, availability of capital under our credit facilities, the capital markets or other sources, our cost reduction and margin improvement efforts, compliance with debt covenants, projected capital expenditures, future contractual obligations, the realization of deferred tax assets, including loss and credit carryforwards, future income tax provision, the future impact of new accounting standards, the impacts of inflation and changes in foreign exchange rates, the impact of tariffs and the timing and amount of any tariff refunds, and future prospects and growth of our businesses, including TravisMathew, LLC (“TravisMathew”) and OGIO International, Inc. (“OGIO”). These statements are based upon current information and our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. As a result of these uncertainties and because the information on which these forward-looking statements is based may ultimately prove to be incorrect, actual results may differ materially from those anticipated. Important factors that could cause actual results to differ include, among others, the following:
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

•Delays, difficulties or increased costs in the manufacturing, supply or transportation of such components or products due to increases in the price of oil and other raw materials;
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

CALLAWAY GOLF COMPANY

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

CALLAWAY GOLF COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$433.5	$903.2
Restricted cash	0.2	—
Accounts receivable, less allowance of $4.6 million and $4.9 million, respectively	186.0	123.2
Inventories	536.2	625.3
Prepaid expenses	41.0	44.1
Other current assets	78.4	69.8
Current assets of discontinued operations (Note 3)	—	4,170.0
Total current assets	1,275.3	5,935.6
Property, plant and equipment, net	157.1	159.5
Operating lease right-of-use assets, net	154.7	173.5
Trade names and trademarks	218.8	218.8
Other intangible assets, net	2.9	3.6
Goodwill	619.5	619.8
Equity method investments (Note 9)	195.2	—
Deferred tax assets, long-term	74.4	109.2
Other assets, net	83.0	66.0
Total assets	$2,780.9	$7,286.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$231.5	$296.2
Accrued employee compensation and benefits	72.9	84.9
Long-term debt, current portion	2.9	765.3
Asset-based credit facilities	44.5	44.7
Operating lease liabilities, short-term	23.5	22.9
Deferred revenue	17.4	21.5
Other current liabilities	19.9	18.5
Current liabilities of discontinued operations (Note 3)	—	3,113.5
Total current liabilities	412.6	4,367.5

Long-term debt, net	2.9	650.7
Operating lease liabilities, long-term	169.2	189.7
Other long-term liabilities	30.8	9.2
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value, 3.0 million shares authorized, none issued and outstanding at both September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value, 360.0 million shares authorized, and 186.2 million shares issued at both September 30, 2026 and December 31, 2025	1.9	1.9
Additional paid-in capital	3,040.9	3,037.5
Retained earnings (accumulated deficit)	(695.5)	(909.5)
Accumulated other comprehensive loss	(32.0)	(27.6)
Less: Common stock held in treasury, at cost, 10.0 million and 2.3 million shares as of September 30, 2026 and December 31, 2025, respectively	(149.9)	(33.4)
Total shareholders’ equity	2,165.4	2,068.9
Total liabilities and shareholders’ equity	$2,780.9	$7,286.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLAWAY GOLF COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$436.9	$462.6	$1,736.6	$1,692.6
Cost of sales	210.2	278.3	876.5	961.3
Gross profit	226.7	184.3	860.1	731.3
Operating expenses:
Selling, general and administrative expense	166.3	163.6	515.7	501.9
Research and development expense	15.7	15.9	46.7	47.2
Total operating expenses	182.0	179.5	562.4	549.1
Income (loss) from operations	44.7	4.8	297.7	182.2
Interest income (expense), net	0.5	(14.8)	(9.9)	(45.0)
Other income (expense), net	20.5	8.6	24.8	10.6
Total other income (expense), net	21.0	(6.2)	14.9	(34.4)
Income (loss) from equity method investments	(17.9)	—	(46.6)	—
Income (loss) from continuing operations, before income taxes	47.8	(1.4)	266.0	147.8
Income tax provision (benefit)	(0.3)	2.7	67.2	43.0
Net income (loss) from continuing operations	48.1	(4.1)	198.8	104.8
Income (loss) from discontinued operations, net of tax	(2.4)	(10.6)	15.2	(97.1)
Net income (loss)	$45.7	$(14.7)	$214.0	$7.7

Basic earnings (loss) per common share:
Continuing operations	$0.27	$(0.02)	$1.10	$0.57
Discontinued operations	$(0.01)	$(0.06)	$0.08	$(0.53)
Net earnings (loss)	$0.26	$(0.08)	$1.19	$0.04

Diluted earnings (loss) per common share:
Continuing operations	$0.26	$(0.02)	$1.05	$0.55
Discontinued operations	$(0.01)	$(0.06)	$0.08	$(0.49)
Net earnings (loss)	$0.25	$(0.08)	$1.13	$0.06

Weighted-average common shares outstanding:
Basic	177.9	183.9	180.4	183.7
Diluted	183.3	183.9	191.9	199.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLAWAY GOLF COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$45.7	$(14.7)	$214.0	$7.7
Other comprehensive income (loss):
Change in derivative instruments	(2.7)	3.8	(0.1)	(11.4)
Cumulative translation adjustments recognized from the sales of business lines	—	—	(3.6)	13.8
Foreign currency translation adjustments	4.1	(4.7)	(0.7)	40.7
Comprehensive income (loss), before income tax	47.1	(15.6)	209.6	50.8
Income tax provision (benefit) on derivative instruments	(0.8)	0.7	—	(2.6)
Comprehensive income (loss)	$47.9	$(16.3)	$209.6	$53.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLAWAY GOLF COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss) from continuing operations	$198.8	$104.8
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	30.9	33.7
Loss from equity method investments	46.6	—
Gain on lease termination incentive	—	(12.0)
Deferred taxes, net	44.9	19.6
Share-based compensation	17.9	17.1
Loss from debt extinguishment	9.8	—
Unrealized net losses (gains) on hedging instruments and foreign currency	(1.0)	(7.4)
Gain on sale of investment in golf-related ventures	(15.4)	—
Gain on investment from golf-related ventures	(4.6)	—
Other	4.1	5.3
Change in assets and liabilities
Accounts receivable, net	(63.5)	(61.9)
Inventories	91.1	108.3
Other assets	0.7	(1.0)
Accounts payable and accrued expenses	(76.6)	(64.7)
Deferred revenue	(4.1)	2.2
Accrued employee compensation and benefits	(11.9)	18.0
Lease assets and liabilities, net	0.1	1.4
Income taxes receivable/payable, net	6.0	(4.9)
Other liabilities	(1.4)	(0.7)
Net cash provided by (used in) operating activities - continuing operations	272.4	157.8
Net cash provided by (used in) operating activities - discontinued operations	—	112.3
Net cash provided by (used in) operating activities	272.4	270.1
Cash flows from investing activities:
Capital expenditures	(29.5)	(22.9)
Proceeds from sale of investment in golf-related ventures	24.6	—
Investment in golf-related ventures	(0.6)	(1.1)
Acquisition of intangible assets	—	(0.7)
Distributions from equity method investments	6.5	—
Proceeds from sale of business line, net of cash retained	820.1	286.0
Net cash provided by (used in) investing activities - continuing operations	821.1	261.3
Net cash provided by (used in) investing activities - discontinued operations	—	(187.9)
Net cash provided by (used in) investing activities	821.1	73.4
Cash flows from financing activities:
Repayments of long-term debt	(1,428.2)	(13.7)
Proceeds (repayments) on credit facilities, net	—	19.9
Debt issuance costs	—	(0.4)
Repayments of financing leases	(1.4)	(0.2)
Exercise of stock options	—	0.1
Acquisition of treasury stock	(135.2)	(3.4)
Net cash provided by (used in) financing activities - continuing operations	(1,564.8)	2.3
Net cash provided by (used in) financing activities - discontinued operations	—	63.1
Net cash provided by (used in) financing activities	(1,564.8)	65.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.5	6.7
Net increase (decrease) in cash, cash equivalents and restricted cash	(469.8)	415.6
Cash, cash equivalents and restricted cash at beginning of period	903.5	450.3
Cash, cash equivalents and restricted cash at end of period	433.7	865.9
Less: restricted cash of continuing and discontinued operations at end of period	(0.2)	(0.3)
Cash and cash equivalents of continuing operations at end of period	$433.5	$865.6
Supplemental disclosures (1):
Cash paid for income taxes, net	$14.3	$21.9
Cash paid for interest and fees	$10.4	$142.3
Non-cash investing and financing activities:
Issuance of treasury stock and common stock for compensatory stock awards released from restriction	$18.7	$19.8
Accrued capital expenditures	$0.3	$28.0
Financed additions of capital expenditures	$—	$3.3
Share-based compensation capitalized to equity method investment	$1.0	$—
(1) For 2026, Supplemental disclosures and Non‑cash investing and financing activities relate solely to continuing operations. For 2025, Supplemental disclosures and Non‑cash investing and financing activities include amounts related to both continuing and discontinued operations. For 2025, $6.4 million of cash paid for income taxes, net, $103.2 million of cash paid for interest and fees, $27.9 million of accrued capital expenditures, and $2.5 million of financed additions of capital expenditures were attributable to discontinued operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLAWAY GOLF COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	186.2	$1.9	$3,032.8	$(500.2)	$(76.0)	(3.1)	$(50.8)	$2,407.7
Acquisition of treasury stock	—	—	—	—	—	(0.5)	(3.3)	(3.3)
Compensatory awards released from restriction	—	—	(17.7)	—	—	1.1	17.7	—
Share-based compensation	—	—	7.0	—	—	—	—	7.0
Equity adjustment from foreign currency translation	—	—	—	—	18.2	—	—	18.2
Change in fair value of derivative instruments, net of tax	—	—	—	—	(5.1)	—	—	(5.1)
Net income (loss)	—	—	—	2.1	—	—	—	2.1
Balance at March 31, 2025	186.2	$1.9	$3,022.1	$(498.1)	$(62.9)	(2.5)	$(36.4)	$2,426.6
Compensatory awards released from restriction	—	—	(1.8)	—	—	0.2	1.8	—
Share-based compensation	—	—	7.0	—	—	—	—	7.0
Equity adjustment from foreign currency translation	—	—	—	—	27.2	—	—	27.2
Change in fair value of derivative instruments, net of tax	—	—	—	—	(6.8)	—	—	(6.8)
Impact from dissolution of foreign subsidiary	—	—	—	—	13.8	—	—	13.8
Net income (loss)	—	—	—	20.3	—	—	—	20.3
Balance at June 30, 2025	186.2	$1.9	$3,027.3	$(477.8)	$(28.7)	(2.3)	$(34.6)	$2,488.1
Acquisition of treasury stock	—	—	—	—	—	—	(0.1)	(0.1)
Exercise of stock options	—	—	—	—	—	—	0.1	0.1
Compensatory awards released from restriction	—	—	(0.3)	—	—	—	0.3	—
Share-based compensation	—	—	3.9	—	—	—	—	3.9
Equity adjustment from foreign currency translation	—	—	—	—	(4.7)	—	—	(4.7)
Change in fair value of derivative instruments, net of tax	—	—	—	—	3.1	—	—	3.1
Net income (loss)	—	—	—	(14.7)	—	—	—	(14.7)
Balance at September 30, 2025	186.2	$1.9	$3,030.9	$(492.5)	$(30.3)	(2.3)	$(34.3)	$2,475.7

CALLAWAY GOLF COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	186.2	$1.9	$3,037.5	$(909.5)	$(27.6)	(2.3)	$(33.4)	$2,068.9
Acquisition of treasury stock	—	—	—	—	—	(3.1)	(42.0)	(42.0)
Compensatory awards released from restriction	—	—	(14.5)	—	—	1.0	14.5	—
Share-based compensation	—	—	6.4	—	—	—	—	6.4
Capital contribution to equity method investments	—	—	3.6	—	—	—	—	3.6
Equity adjustment from foreign currency translation	—	—	—	—	(3.1)	—	—	(3.1)
Change in fair value of derivative instruments, net of tax	—	—	—	—	0.6	—	—	0.6
Cumulative translation adjustments recognized from the sale of Topgolf	—	—	—	—	(3.6)	—	—	(3.6)
Net income (loss)	—	—	—	93.1	—	—	—	93.1
Balance at March 31, 2026	186.2	$1.9	$3,033.0	$(816.4)	$(33.7)	(4.4)	$(60.9)	$2,123.9
Acquisition of treasury stock	—	—	—	—	—	(2.8)	(42.5)	(42.5)
Compensatory awards released from restriction	—	—	(2.5)	—	—	0.1	2.5	—
Share-based compensation	—	—	6.0	—	—	—	—	6.0
Capital contribution to equity method investments	—	—	0.3	—	—	—	—	0.3
Equity adjustment from foreign currency translation	—	—	—	—	(1.7)	—	—	(1.7)
Change in fair value of derivative instruments, net of tax	—	—	—	—	1.2	—	—	1.2
Net income (loss)	—	—	—	75.2	—	—	—	75.2
Balance at June 30, 2026	186.2	$1.9	$3,036.8	$(741.2)	$(34.2)	(7.1)	$(100.9)	$2,162.4
Acquisition of treasury stock	—	—	—	—	—	(3.1)	(50.7)	(50.7)
Compensatory awards released from restriction	—	—	(1.7)	—	—	0.2	1.7	—
Share-based compensation	—	—	5.5	—	—	—	—	5.5
Capital contribution to equity method investments	—	—	0.3	—	—	—	—	0.3
Equity adjustment from foreign currency translation	—	—	—	—	4.1	—	—	4.1
Change in fair value of derivative instruments, net of tax	—	—	—	—	(1.9)	—	—	(1.9)
Net income (loss)	—	—	—	45.7	—	—	—	45.7
Balance at September 30, 2026	186.2	$1.9	$3,040.9	$(695.5)	$(32.0)	(10.0)	$(149.9)	$2,165.4

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
Recently Adopted Accounting Standards
In May 2026, the FASB issued ASU No. 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)” (“ASU 2026-02”), which provides specific authoritative guidance for environmental credits and environmental credit obligations. ASU 2026-02 is effective for fiscal years beginning after December 15, 2027, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We elected to early adopt this ASU effective for our quarter ended June 30, 2026. The adoption of this ASU did not have a material impact on our consolidated financial statements or related disclosures for the period ended September 30, 2026.
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
The results of operations and cash flows of Topgolf are classified as discontinued operations for all periods presented and our retained ownership interest in Topgolf is accounted for under the equity method of accounting. During the second quarter of 2026, our ownership interest decreased from 40.0% to 39.3% following the sale of additional dilutive units by Topgolf, which decreased our non-controlling interest. In addition to our 39.3% equity interest, we have continuing involvement with Topgolf through ongoing commercial agreements (see Note 9) and a transition services agreement.
For the three and nine months ended September 30, 2026, we recognized $1.0 million and $3.3 million, respectively, associated with amounts billed under the transition services agreement with Topgolf, which were recognized in other income (expense), net on the condensed consolidated statement of operations.
Due to the amendment of our 2023 Term Loan B, which required a mandatory prepayment of $500.0 million in connection with the completion of the sale of Topgolf, we attributed $9.7 million and $28.8 million of related interest expense to discontinued operations for the three and nine months ended September 30, 2025, respectively.
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

Results of Discontinued Operations
The following is a summary of the results of discontinued operations on the condensed consolidated statement of operations for the periods presented below (in millions). Results for the three months ended September 30, 2026 are related to the recognition of income tax impacts in connection with the sale of Topgolf. Results for the nine months ended September 30, 2026 are primarily related to the settlement of certain indemnification obligations and costs directly related to our divestitures of Topgolf and Jack Wolfskin as well as income tax impacts in connection with the sale of Topgolf.

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Topgolf	Jack Wolfskin	Total	Topgolf	Jack Wolfskin	Total
Selling, general and administrative expense	$—	$—	$—	$(2.6)	$0.5	$(2.1)
Total costs and expenses	—	—	—	(2.6)	0.5	(2.1)
Income (loss) from discontinued operations	—	—	—	2.6	(0.5)	2.1
Other income (expense), net	—	—	—	(7.5)	—	(7.5)
Income (loss) from discontinued operations before income taxes	—	—	—	(4.9)	(0.5)	(5.4)
Income tax provision (benefit)	2.4	—	2.4	(20.6)	—	(20.6)
Net income (loss) from discontinued operations	$(2.4)	$—	$(2.4)	$15.7	$(0.5)	$15.2

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Topgolf	Jack Wolfskin	Total	Topgolf	Jack Wolfskin	Total
Net revenues:
Products	$3.5	$—	$3.5	$10.9	$95.4	$106.3
Services	468.7	—	468.7	1,340.2	—	1,340.2
Total net revenues	472.2	—	472.2	1,351.1	95.4	1,446.5
Costs and expenses:
Cost of products	1.6	—	1.6	5.8	54.5	60.3
Cost of services, excluding depreciation and amortization	50.7	—	50.7	140.1	—	140.1
Other venue expense	342.9	—	342.9	1,000.4	—	1,000.4
Selling, general and administrative expense	45.8	1.2	47.0	142.7	65.8	208.5
Research and development expense	4.2	—	4.2	11.8	2.2	14.0
Venue pre-opening costs	2.4	—	2.4	4.8	—	4.8
Total costs and expenses	447.6	1.2	448.8	1,305.6	122.5	1,428.1
Income (loss) from discontinued operations	24.6	(1.2)	23.4	45.5	(27.1)	18.4
Interest income (expense), net	(44.3)	—	(44.3)	(130.8)	(0.1)	(130.9)
Other income (expense), net	—	—	—	(0.3)	(11.6)	(11.9)
Income (loss) from discontinued operations before income taxes	(19.7)	(1.2)	(20.9)	(85.6)	(38.8)	(124.4)
Income tax provision (benefit)	(10.5)	0.2	(10.3)	(23.3)	(4.0)	(27.3)
Net income (loss) from discontinued operations	$(9.2)	$(1.4)	$(10.6)	$(62.3)	$(34.8)	$(97.1)

Assets and Liabilities of Discontinued Operations
The following table summarizes the assets and liabilities of discontinued operations on the condensed consolidated balance sheet as of December 31, 2025 (in millions). There are no assets or liabilities of discontinued operations as of September 30, 2026, as the sales transactions of Jack Wolfskin and Topgolf were completed on May 31, 2025 and January 1, 2026, respectively.

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

Note 4. Revenue Recognition
We recognize revenue from the sale of our products. The following table presents our net sales disaggregated by operating and reportable segment and major product category (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Sales by Operating and Reportable Segment and Major Product Category
Golf Equipment:
Golf clubs	$213.3	$234.1	$910.4	$886.8
Golf balls	68.2	71.4	287.6	274.4
Total Golf Equipment	$281.5	$305.5	$1,198.0	$1,161.2

Apparel, Gear and Other:
Apparel	$99.5	$96.8	$307.4	$299.1
Gear, accessories & other	55.9	60.3	231.2	232.3
Total Apparel, Gear and Other	$155.4	$157.1	$538.6	$531.4

Total Consolidated	$436.9	$462.6	$1,736.6	$1,692.6
Net sales
We sell our Golf Equipment products and Apparel, Gear and Other products in the United States and internationally, with our principal international regions being Europe and Asia. Golf Equipment product sales are generally higher than Apparel, Gear and Other sales in all regions.
The following table summarizes sales by geographical region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Sales by Major Geographic Region:
United States	$292.8	$301.9	$1,156.3	$1,119.1
Europe	37.4	45.1	185.4	174.0
Asia	80.0	90.4	273.9	289.1
Rest of World	26.7	25.2	121.0	110.4
Total Consolidated	$436.9	$462.6	$1,736.6	$1,692.6
Licensing and royalties
We have licensing and royalty income from licensing agreements for apparel and soft good products in our Apparel, Gear and Other operating segment. The following table summarizes the licensing and royalty income recognized in net sales for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Apparel, Gear and Other	$6.5	$5.3	$21.6	$21.4
Deferred revenue
Our short-term deferred revenue balance consists primarily of revenue from the sale of gift cards and accrued customer loyalty points.

The following table provides a reconciliation of activity related to our short-term deferred revenue balance for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning Balance (1)	$15.9	$16.3	$21.5	$15.9
Deferral of revenue	7.8	5.6	22.5	17.0
Revenue recognized	(6.3)	(3.7)	(26.6)	(14.7)
Foreign currency translation and other	—	(0.1)	—	(0.1)
Ending Balance	$17.4	$18.1	$17.4	$18.1
(1) Beginning balances for the three months ended September 30, 2026 and 2025 represent ending balances as of June 30, 2026 and 2025, respectively. Beginning balances for the nine months ended September 30, 2026 and 2025 represent ending balances as of December 31, 2025 and 2024, respectively.

Deferred revenue recognized during both the three months ended September 30, 2026 and 2025 from gift card redemptions that were included in the deferred revenue balance at the end of the prior year period was $0.4 million. Deferred revenue recognized during the nine months ended September 30, 2026 and 2025 from gift card redemptions that were included in the deferred revenue balance at the end of the prior year period was $2.4 million and $2.8 million, respectively. The increase in revenue recognized during the three and nine months ended September 30, 2026, includes the impact of the transition to a new customer loyalty program related to our TravisMathew business. We have recognized $1.5 million and $9.5 million, respectively, of deferred revenue related to expired loyalty points during the three and nine months ended September 30, 2026.
Variable Consideration
We recognize revenue based on the amount of consideration we expect to receive from customers for the sale of our products adjusted for estimates of variable consideration related to sales returns, discounts and allowances, sales promotions and sales programs, and price concessions. These estimates are based on the amounts earned or expected to be claimed by customers.
As of September 30, 2026 and December 31, 2025, the balances for our short-term sales incentive program included in accounts receivable, net on our condensed consolidated balance sheets, were $35.9 million and $15.0 million, respectively.
As of September 30, 2026 and December 31, 2025, the balances for our sales return reserve included in accounts receivable, net on our condensed consolidated balance sheets, were $100.4 million and $64.2 million, respectively. For these periods, the related cost recovery balances of inventory associated with the sales return liability included in other current assets on our condensed consolidated balance sheets, were $42.3 million and $30.4 million, respectively.

Note 5. Leases
Operating leases and financing leases
Supplemental balance sheet information related to our operating and financing right of use (“ROU”) assets and lease liabilities is as follows (in millions):

	Balance Sheet Location	September 30, 2026	December 31, 2025
Assets
Operating lease ROU assets, net	Operating lease ROU assets, net	$154.7	$173.5
Financing lease ROU assets, net	Other assets, net	$25.0	$0.7

Liabilities
Current
Operating lease liabilities, short-term	Operating lease liabilities, short-term	$23.5	$22.9
Financing lease liabilities, short-term	Other current liabilities	$2.5	$0.3

Non-current
Operating lease liabilities, long-term	Operating lease liabilities, long-term	$169.2	$189.7
Financing lease liabilities, long-term	Other long-term liabilities	$23.2	$0.5
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
The components of lease expense, excluding the impact from the lease termination incentive, included in our condensed consolidated statement of operations for the periods presented below are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Operating lease costs	$8.3	$8.8	$26.0	$25.5
Financing lease costs:
Amortization of ROU assets	0.9	0.1	2.0	0.2
Interest on lease liabilities	0.5	—	1.2	—
Total financing lease costs	1.4	0.1	3.2	0.2
Variable lease costs	0.6	0.5	1.3	1.1
Total lease costs	$10.3	$9.4	$30.5	$26.8
Other supplemental information related to leases (in millions):

	Nine Months Ended September 30,
Supplemental Cash Flows Information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27.1	$24.1
Operating cash flows from financing leases	$1.2	$—
Financing cash flows from financing leases	$1.4	$0.2

Lease liabilities arising from new ROU assets:
Operating leases	$6.3	$27.2
Financing leases	$26.3	$0.2

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (years):
Operating leases	8.7	9.4
Financing leases	8.5	3.4

Weighted-average discount rate:
Operating leases	6.8%	6.8%
Financing leases	7.0%	7.1%
As of September 30, 2026, our future minimum lease obligations were as follows (in millions):

	Operating Leases	Financing Leases	Total
Remainder of 2026	$9.6	$1.0	$10.6
2027	34.2	4.2	38.4
2028	32.7	4.1	36.8
2029	31.6	4.2	35.8
2030	27.6	3.7	31.3
Thereafter	128.1	17.3	145.4
Total future lease payments	263.8	34.5	298.3
Less: imputed interest	71.1	8.8	79.9
Total	$192.7	$25.7	$218.4

Note 6. Financing Arrangements
Our credit facilities and long-term debt obligations are summarized as follows (in millions, except interest rates):

			September 30,	December 31,
	Maturity Date	Interest Rate	2026	2025
Short-Term Credit Facilities
2023 ABL Credit Facility	March 16, 2028	5.38%	$—	$—
2025 Japan ABL Credit Facility	January 21, 2028	2.11%	44.5	44.7
Total Principal Amount			$44.5	$44.7
Unamortized Debt Issuance Costs			$1.7	$2.6

	Balance Sheet Location
ABL Credit Facilities	Asset-based credit facilities		$44.5	$44.7
Unamortized Debt Issuance Costs - Current	Prepaid expenses		$1.2	$1.2
Unamortized Debt Issuance Costs - Non-current	Other assets, net		$0.5	$1.4

			September 30,	December 31,
	Maturity Date	Interest Rate	2026	2025
Long-Term Debt and Credit Facilities
2023 Term Loan B	N/A	N/A	$—	$1,165.6
Convertible Notes	May 1, 2026	2.75%	—	258.3
Equipment Notes	December 15, 2026 - December 21, 2027	2.36% - 5.93%	3.1	6.5
Financed Tenant Improvements	February 1, 2035	8.00%	2.7	3.6
Total Principal Amount			$5.8	$1,434.0
Less: Unamortized Debt Issuance Costs			—	18.0
Total Debt, net of Unamortized Debt Issuance Costs			$5.8	$1,416.0

	Balance Sheet Location
Long-Term Debt - Current	Long-term debt, current portion		$2.9	$765.3
Long-Term Debt - Non-current	Long-term debt, net		2.9	650.7
Total Debt, net of Unamortized Debt Issuance Costs			$5.8	$1,416.0
Total interest and amortization expense related to our credit facilities and long-term debt obligations, which were recognized in interest income (expense), net on the condensed consolidated statement of operations, is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Short-Term Credit Facilities
2025 Japan ABL Credit Facility	$0.2	$0.2	$0.6	$0.5
2023 ABL Credit Facility	0.3	0.3	0.8	0.8
Total	$0.5	$0.5	$1.4	$1.3

Long-Term Debt and Credit Facilities
2023 Term Loan B	$—	$13.1	$4.8	$38.9
Convertible Notes	—	1.7	2.4	5.3
Equipment Notes	—	0.1	0.1	0.3
Financed Tenant Improvements	0.1	—	0.2	0.2
Total	$0.1	$14.9	$7.5	$44.7
Short-Term Credit Facilities and Available Liquidity
2025 Japan ABL Credit Facility & 2023 ABL Credit Facility
Our 2025 Japan ABL Credit Facility provides a line of credit to our Japan subsidiary of up to 9,000.0 million Yen (or approximately $57.2 million using the exchange rate in effect as of September 30, 2026), and our 2023 ABL Credit Facility has an aggregate principal amount of up to $485.0 million. Both facilities are subject to certain restrictions and covenants related to pledged collateral and financial performance, and, among other things, include provisions that limit certain financing and operational activities and require ongoing compliance with specified performance‑based or availability‑related conditions, as applicable under the respective agreements. In addition, the 2023 ABL Credit Facility requires compliance with a minimum fixed charge coverage ratio of 1.0 to 1.0 during periods in which the borrowing base availability falls below 10% of the maximum aggregate principal amount of the facility.
As of September 30, 2026, we were in compliance with the covenants and other requirements applicable under the 2025 Japan ABL Credit Facility and the 2023 ABL Credit Facility.
Consolidated Available Liquidity
As of September 30, 2026, our consolidated available liquidity, which is comprised of cash on hand and amounts available under our short-term credit facilities, less outstanding letters of credit and outstanding borrowings, was $815.1 million. Our average availability and weighted-average interest rate under our 2023 ABL Credit Facility and 2025 Japan ABL Credit Facility were as follows for the periods presented (in millions except interest rates):

September 30, 2026
2023 ABL Credit Facility
Average availability	$408.0
Weighted-average interest rate	7.33%

2025 Japan ABL Credit Facility
Average availability	$12.7
Weighted-average interest rate	1.64%
Long-Term Debt and Credit Facilities
2023 Term Loan B
On December 1, 2025, in connection with the sale of the Topgolf business, our 2023 Term Loan B was amended to designate certain Topgolf entities as unrestricted subsidiaries and release them as guarantors, amend certain definitions and covenant provisions, and require a $500.0 million mandatory partial repayment upon consummation of the sale.
On January 2, 2026, in connection with the completion of the sale of Topgolf, we repaid $1,000.0 million under the 2023 Term Loan B comprised of a $500.0 million mandatory repayment and an additional discretionary repayment of $500.0 million. In conjunction with the repayment, we recognized a $15.0 million loss from the partial debt extinguishment to write off the proportionate amount of unamortized debt issuance costs and debt discounts. Of this amount, $7.5 million was allocated to continuing operations and was recognized in other income (expense), net on the condensed consolidated statement of operations during the three months ended March 31, 2026. The remaining $7.5 million was allocated to discontinued operations and represents the portion of the write‑off related to the mandatory prepayment of the loan required upon completion of the Topgolf sale.
On May 29, 2026, we repaid the remaining $162.5 million principal balance outstanding under the 2023 Term Loan B. In connection with the repayment, we recognized a $2.3 million loss from debt extinguishment to write off the remaining unamortized debt issuance costs and debt discounts, which were recognized in other income (expense), net on the condensed consolidated statement of operations during the three months ended June 30, 2026.
Convertible Notes & Capped Call
We had Convertible Notes outstanding that were convertible into shares of our common stock at an initial conversion rate of 56.8 shares per $1,000 principal amount (equivalent to a conversion price of $17.62 per share) and bore interest payable semi-annually on May 1 and November 1. The Convertible Notes could be settled in cash, shares, or a combination thereof at our election and became convertible at the holders’ option upon the occurrence of certain contingent conversion events beginning February 1, 2026. In connection with the Convertible Notes, we entered into capped call transactions covering the shares initially underlying the Convertible Notes, which were intended to reduce potential dilution and/or offset cash payments upon conversion. The capped calls had an exercise price of $17.62 per share and a cap price of $23.71 per share, were subject to customary adjustments, and were recorded as a reduction to additional paid-in capital.
On May 1, 2026, we settled our outstanding Convertible Notes at maturity in accordance with their terms, including the payment of accrued and unpaid interest. The settlement was completed entirely in cash, and no shares of common stock were issued. In connection with the settlement, the related capped call transactions expired unexercised.
Equipment Notes
We have long-term financing agreements (the “Equipment Notes”) with various lenders related to various capital investments in certain facilities and information technology equipment. The loans are secured by the related underlying equipment.
Financed Tenant Improvements
We have a long-term financing agreement (the “Financed Tenant Improvements”) with our landlord related to leasehold improvements at one of our leased properties. The financing agreement is secured in accordance with the respective terms of the lease agreement. On September 11, 2026, we repaid the remaining $0.7 million principal balance outstanding under one of the two existing agreements.
Aggregate Amount of Long-Term Debt Maturities
The following table presents our combined aggregate amount of maturities for our long-term debt and credit facilities over the next five years and thereafter as of September 30, 2026 (in millions):

Remainder of 2026	$1.2
2027	2.1
2028	0.3
2029	0.3
2030	0.3
Thereafter	1.6
Total aggregate amount of maturities	$5.8

Note 7. Earnings (Loss) Per Common Share
The following table summarizes the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings (loss) per common share—basic
Numerator:
Net income (loss) from continuing operations	$48.1	$(4.1)	$198.8	$104.8
Income (loss) from discontinued operations, net of tax	(2.4)	(10.6)	15.2	(97.1)
Net income (loss)	$45.7	$(14.7)	$214.0	$7.7
Denominator:
Weighted-average common shares outstanding	177.9	183.9	180.4	183.7
Basic earnings (loss) per common share:
Continuing operations	$0.27	$(0.02)	$1.10	$0.57
Discontinued operations	$(0.01)	$(0.06)	$0.08	$(0.53)
Net earnings (loss) per common share	$0.26	$(0.08)	$1.19	$0.04
Earnings (loss) per common share—diluted
Numerator:
Net income (loss) from continuing operations	$48.1	$(4.1)	$198.8	$104.8
Add: Interest expense attributable to Convertible Notes, net of tax	—	—	2.2	4.9
Income (loss) from continuing operations and assumed conversions	48.1	(4.1)	201.0	109.7
Income (loss) from discontinued operations, net of tax	(2.4)	(10.6)	15.2	(97.1)
Net income (loss) attributable to earnings per common share	$45.7	$(14.7)	$216.2	$12.6
Denominator:
Weighted-average common shares outstanding—basic	177.9	183.9	180.4	183.7
Incremental shares for assumed conversion of Convertible Notes	—	—	6.5	14.7
Outstanding options, restricted stock units and performance share units	5.4	—	5.0	1.5
Weighted-average common shares outstanding—diluted(1)	183.3	183.9	191.9	199.8
Diluted earnings (loss) per common share:
Continuing operations	$0.26	$(0.02)	$1.05	$0.55
Discontinued operations	$(0.01)	$(0.06)	$0.08	$(0.49)
Net diluted earnings (loss) per common share	$0.25	$(0.08)	$1.13	$0.06
(1) Components of diluted weighted-average common shares outstanding may not be additive due to rounding.
Anti-Dilutive Securities
For both of the three and nine months ended September 30, 2026, approximately 0.3 million securities outstanding, comprised of stock options, were excluded from the calculation of diluted earnings per common share as they would be anti-dilutive.
For the three months ended September 30, 2025, approximately 16.3 million securities outstanding, comprised of shares that were subject to conversion from the Convertible Notes, stock options and restricted stock units, were excluded from the calculation of diluted earnings per common share as they would be anti-dilutive. For the nine months ended September 30, 2025, approximately 2.5 million securities outstanding, comprised of stock options and restricted stock units, were excluded from the calculation of diluted earnings per common share as they would be anti-dilutive.

Note 8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by operating and reportable segment are as follows (in millions):

	Golf Equipment	Apparel, Gear and Other	Total
Balance at December 31, 2025	$531.5	$88.3	$619.8
Foreign currency translation and other	(0.3)	—	(0.3)
Balance at September 30, 2026	$531.2	$88.3	$619.5
Intangible assets by major asset class are as follows (in millions, except useful life amounts):

	Indefinite-lived:	Amortizing:
	Trade names and Trademarks	Patents	Customer/ Distributor Relationships and Other	Total

Useful Life (Years)	N/A	2-16	1-10

Gross as of December 31, 2025	$218.8	$31.9	$24.2	$274.9
Disposals	—	—	(0.1)	(0.1)
Gross as of September 30, 2026	$218.8	$31.9	$24.1	$274.8
Accumulated amortization	—	(31.7)	(21.4)	(53.1)
Net book value, September 30, 2026	$218.8	$0.2	$2.7	$221.7

Gross as of December 31, 2025	$218.8	$31.9	$24.2	$274.9
Accumulated amortization	—	(31.6)	(20.8)	(52.4)
Foreign currency and other	—	—	(0.1)	(0.1)
Net book value, December 31, 2025	$218.8	$0.3	$3.3	$222.4
We recognized $0.3 million of amortization expense related to acquired intangible assets for each of the three months ended September 30, 2026 and 2025, which is primarily recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. We recognized $0.7 million of amortization expense related to acquired intangible assets for each of the nine months ended September 30, 2026 and 2025, which is primarily recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.
As of September 30, 2026, intangible asset amortization expense is expected to be incurred for the periods presented as follows (in millions):

Remainder of 2026	$0.2
2027	0.6
2028	0.4
2029	0.3
Total	$1.5

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
The following table presents summarized information for Topgolf for the periods presented (amounts in millions). Amounts presented represent the results of operations of Topgolf and do not represent our proportionate share:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Net revenues	$421.2	$1,280.1
Depreciation and amortization expense	$52.9	$158.1
Income (loss) from operations	$4.4	$26.7
Interest expense	$48.4	$143.2
Net income (loss)	$(44.2)	$(117.3)
For the three and nine months ended September 30, 2026, we recognized $17.9 million and $46.6 million, respectively, of equity method investment loss for our respective share of Topgolf’s earnings, which is recorded in income (loss) from equity method investments in the condensed consolidated statement of operations. During the second quarter of 2026, we recognized a $6.5 million distribution from Topgolf, which reduced the carrying value of our investment. We classify cash flows from equity method investment distributions using the cumulative earnings approach. Based on this approach, we determined the distribution was a return of investment and it was therefore classified within investing activities in the condensed consolidated statements of cash flows. As of September 30, 2026, the carrying value of our investment in Topgolf was $195.2 million and is included in equity method investments on our condensed consolidated balance sheets.
For the three and nine months ended September 30, 2026, we recognized $1.6 million and $6.9 million, respectively, in net sales for products sold under our commercial agreement with Topgolf. Our share of intra-entity profits on certain sales transactions with Topgolf are eliminated until realized. As of September 30, 2026, we had $2.1 million in open receivables due from Topgolf related to product sales and services under the commercial and transition service agreements.
Investment in Full Swing
We held an ownership interest of less than 20.0% in Full Swing Golf Holdings, LLC (“Full Swing”), owners of multi-sport indoor virtualization and simulation technology. The initial investment was accounted for at cost and is subsequently adjusted for observable changes in fair value or impairments. As of December 31, 2025, the carrying value of our investment in Full Swing was $9.3 million, and was included in other assets, net on our condensed consolidated balance sheets.
On July 6, 2026, Versant Media Group, Inc. announced that it had entered into a definitive agreement to acquire the Full Swing business in its entirety. The transaction closed on August 3, 2026, and we received cash proceeds of $24.6 million. Based on the carrying value of our investment as of the date of the sale, we recognized a gain of approximately $15.4 million, which was included in other income (expense), net in the condensed consolidated statement of operations during the three months ended September 30, 2026.

Investment in Five Iron Golf
We have an ownership interest of less than 20.0% in The Range NYC, LLC (“Five Iron Golf”), an urban indoor golf experience company which hosts a golf simulation technology and serves food and beverage. The initial investment was accounted for at cost and is subsequently adjusted for observable changes in fair value or impairments. During the nine months ended September 30, 2026, we recognized a $4.6 million fair value step-up in our investment primarily based on Level 3 inputs related to an observable market transaction that occurred during the first quarter of 2026. As of September 30, 2026 and December 31, 2025, the carrying value of our investment in Five Iron Golf was $38.5 million and $33.9 million, respectively, and is included in other assets, net on our condensed consolidated balance sheets.
Other Investments
In addition to the investments above, as of September 30, 2026 and December 31, 2025, we had other investments of approximately $5.3 million and $4.4 million, respectively, which are classified in other assets, net on our condensed consolidated balance sheets. The investments are accounted for at cost less impairments and are adjusted for observable changes in fair value.
Note 10. Selected Financial Data
Selected financial data as of the dates presented below is as follows (in millions, except useful life data):

		September 30, 2026	December 31, 2025
Inventories:
Finished goods		$439.3	$517.4
Work in process		0.6	0.7
Raw materials		96.3	107.2
Total inventories		$536.2	$625.3

		September 30, 2026	December 31, 2025
Other current assets:
Credit card and other receivables		$12.8	$21.0
Sales return reserve cost recovery asset		42.3	30.4
Taxes receivable		19.9	16.3
Other		3.4	2.1
Total other current assets		$78.4	$69.8

	Estimated Useful Life	September 30, 2026	December 31, 2025
Property, plant and equipment, net:
Land		$7.3	$7.2
Buildings and leasehold improvements	3 - 30 years	164.9	154.5
Machinery and equipment	3 - 15 years	163.6	159.4
Furniture, computer hardware and equipment	3 - 5 years	131.4	127.6
Internal-use software	3 - 5 years	35.0	39.8
Production molds	2 - 5 years	11.3	11.4
Construction-in-process		12.0	6.6
Total property, plant, and equipment, gross		525.5	506.5
Less: Accumulated depreciation		368.4	347.0
Total property, plant, and equipment, net		$157.1	$159.5
Depreciation expense is recognized in cost of sales, research and development expense, and selling, general and administrative expense on the condensed consolidated statement of operations, consistent with the use of the underlying asset. For the three months ended September 30, 2026 and 2025, we recorded total depreciation expense of $10.3 million and $10.5 million, respectively, in our condensed consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, we recorded total depreciation expense of $30.2 million and $33.0 million, respectively, in our condensed consolidated statements of operations.

(in millions)	September 30, 2026	December 31, 2025
Accounts payable and accrued expenses:
Accounts payable	$72.9	$109.6
Accrued expenses	99.6	89.9
Accrued inventory	59.0	96.7
Total accounts payable and accrued expenses	$231.5	$296.2
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
We recorded an income tax benefit of $0.3 million and an income tax provision of $2.7 million for the three months ended September 30, 2026 and 2025, respectively. As a percentage of pre-tax income, our effective tax rate was (0.6)% and (192.9)% for the three months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026, the difference between the statutory tax rate and the effective tax rate is primarily due to the use of capital loss carryforwards to fully offset the taxable gain on the sale of our investment in Full Swing, partially offset by the impacts of valuation allowances related to our investment in Topgolf. For the three months ended September 30, 2025, the difference between the statutory tax rate and the effective tax rate is primarily due to minimum taxes on our foreign earnings and discrete tax adjustments related to share-based compensation. The net impact of these items on the effective tax rate for the third quarter of 2026 and 2025 resulted in a tax provision that is not directly proportional to the quarter’s pre-tax income/ loss.
We recorded an income tax provision of $67.2 million and $43.0 million for the nine months ended September 30, 2026 and 2025, respectively. As a percentage of pre-tax income, our effective tax rate was 25.3% and 29.1% for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, the difference between the statutory tax rate and the effective tax rate is primarily due to the impacts of valuation allowances related to our investment in Topgolf, partially offset by the use of capital loss carryforwards to fully offset the taxable gain on the sale of our investment in Full Swing. For the nine months ended September 30, 2025, the difference between the statutory tax rate and the effective tax rate is primarily due to minimum taxes on our foreign earnings and discrete tax adjustments related to share-based compensation.
As of September 30, 2026, the gross liability for income taxes associated with uncertain tax positions was $19.1 million. Of this amount, $10.5 million would benefit our condensed consolidated financial statements and effective income tax rate if favorably settled. We recognize interest and penalties related to income tax matters in income tax expense.
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
As of September 30, 2026, the minimum obligation we are required to pay under these agreements over the next five years and thereafter is as follows (in millions):

Remainder of 2026	$30.0
2027	31.3
2028	14.3
2029	0.7
2030	2.1
Thereafter	2.1
Total	$80.5
Other Contingent Contractual Obligations
During the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite and the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our condensed consolidated financial statements. The fair value of indemnities, commitments and guarantees that we issued during the three and nine months ended, and as of September 30, 2026, was not material to our financial position, results of operations or cash flows.
We have also made certain indemnities under which we may be required to make payments in relation to divestitures of the Topgolf and Jack Wolfskin businesses. These include indemnities against (i) damages arising from certain ongoing litigation matters, (ii) certain exempted claims and (iii) certain pre-closing tax and other liabilities. As of September 30, 2026, we have $2.1 million of indemnities recorded related to the disposals of our businesses (see Note 3), which are reported in other long-term liabilities on the condensed consolidated balance sheet.
Tariff Refunds
On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) were unauthorized by statute. In March 2026, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection (“CBP”) to begin processing refunds of certain IEEPA tariffs. As a result, we identified approximately $49.5 million of potential refund claims related to previously paid IEEPA tariffs, of which approximately $42.6 million has been received as of September 30, 2026. The remaining potential refund claims have not yet been filed and remain subject to applicable eligibility, filing, and recovery requirements.

We account for potential recoveries related to these tariff refund claims under the gain contingency guidance in ASC 450 and recognize refunds only when they are deemed realizable. The principal portion of the refunds is reflected as a reduction of cost of sales for amounts related to goods already sold and any associated interest income received on the tariff refunds is recognized within interest income (expense), net in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2026, we recognized IEEPA tariff refund benefits of $33.5 million and $44.3 million, respectively, of which $31.8 million and $42.6 million were recognized in cost of sales, respectively, and $1.7 million was recognized in interest income (expense), net, in each period.
The ultimate amount, if any, and timing of additional recoveries remain subject to ongoing legal, regulatory, and administrative proceedings, and we will recognize additional tariff refunds when deemed realizable.
Note 13. Share-Based Compensation
Share-Based Awards Granted
We granted the following awards under our stock compensation plans during the periods presented (in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Shares Granted(1)	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share	Shares Granted	Weighted-average grant date fair value per share	Shares Granted(2)	Weighted-average grant date fair value per share
Restricted stock units	—	$15.32	0.5	$9.88	0.9	$14.34	2.9	$6.84
Performance based restricted share unit awards(3)	—	$—	—	$—	0.7	$21.27	1.7	$8.57
Total	—		0.5		1.6		4.6
(1) We granted less than 0.1 million shares during the three months ended September 30, 2026.
(2) Shares granted during fiscal year 2025 include awards granted to employees of our discontinued operations certain of which will continue to vest in accordance with the original terms of the respective awards.

(3) Weighted-average grant date fair value per share determined using Monte-Carlo valuation method.
Share-Based Compensation Expense
Share-based compensation expense by award-type, net of estimated forfeitures, recognized in the condensed consolidated statement of operations for the periods presented was (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units	$2.9	$2.5	$8.9	$6.9
Performance based restricted share unit awards	2.6	3.3	9.0	10.2
Share-based compensation expense, before tax	5.5	5.8	17.9	17.1
Income tax benefit	(1.3)	(1.4)	(4.3)	(4.1)
Share-based compensation expense, after tax	$4.2	$4.4	$13.6	$13.0

Share-based compensation, net of estimated forfeitures, recognized in the condensed consolidated statement of operations for the periods presented was (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$0.4	$0.4	$1.4	$1.2
Selling, general and administrative expense	5.1	5.3	16.3	15.6
Research and development expense	—	0.1	0.2	0.3
Share-based compensation expense, before tax	5.5	5.8	17.9	17.1
Income tax benefit	(1.3)	(1.4)	(4.3)	(4.1)
Share-based compensation expense, after tax	$4.2	$4.4	$13.6	$13.0
Note 14. Fair Value of Financial Instruments
Fair Value Measurements
The carrying amounts of our cash and cash equivalents (which include money market funds), accounts receivable, accounts payable, accrued expenses, and certain other short‑term assets and liabilities approximate fair value due to their short‑term nature.
Money Market Funds
As of September 30, 2026 and December 31, 2025, the carrying value of our money market funds was $325.1 million and $791.7 million, respectively, which is included in cash and cash equivalents on our condensed consolidated balance sheets. During the three months ended September 30, 2026 and September 30, 2025, we recognized $2.4 million and $7.0 million, respectively, of dividend income on our money market funds. During the nine months ended September 30, 2026 and September 30, 2025, we recognized $9.1 million and $12.4 million, respectively, of dividend income on our money market funds. Dividend income is included in other income (expense), net in the condensed consolidated statements of operations.
Foreign Currency Forward Contracts
The following table summarizes the valuation of our foreign currency forward contracts (see Note 15) that are measured at fair value on a recurring basis and are categorized within Level 2 of the fair value hierarchy as of the periods presented below (in millions):

Level 2 Fair Value
September 30, 2026
Foreign currency forward contracts—asset position	$1.6
Foreign currency forward contracts—liability position	(2.0)
Total	$(0.4)
December 31, 2025
Foreign currency forward contracts—asset position	$0.7
Foreign currency forward contracts—liability position	(0.8)
Total	$(0.1)
There were no transfers of financial instruments between the levels of the fair value hierarchy during the three and nine months ended September 30, 2026 or 2025.

Disclosures about the Fair Value of Financial Instruments
The table below presents information about the fair value of our financial liabilities, and is provided for comparative purposes only relative to the carrying values recognized in the condensed consolidated balance sheets as of the periods presented below (in millions):

		September 30, 2026		December 31, 2025
	Measurement Level	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Japan ABL Credit Facility	Level 2	$44.5	$44.5	$44.7	$44.7
2023 Term Loan B	Level 2	$—	$—	$1,165.6	$1,170.7
Convertible Notes	Level 2	$—	$—	$258.3	$257.8
Equipment Notes	Level 2	$3.1	$3.0	$6.5	$6.2
Financed Tenant Improvements	Level 2	$2.7	$2.8	$3.6	$3.8
Non-recurring Fair Value Measurements
We measure certain long-lived assets, goodwill, non-amortizing intangible assets and investments at fair value on a non-recurring basis, at least annually or more frequently if impairment indicators are present. Our cost-basis investments are also subject to fair value remeasurements from observable market transactions. For more detail see Note 9.
As part of our initiative to rationalize lower margin business, we performed a review of the TravisMathew business including certain warehouse equipment and retail locations. As part of this review, we decided to exit certain retail locations which did not meet our profitability thresholds, resulting in impairment charges of $0.1 million and $1.9 million recorded during the three and nine months ended September 30, 2026, respectively. This assessment was based on the estimated future cash flows generated over the remaining lease terms and expected asset lives. As a result, we recognized impairment losses to reduce the carrying values of these assets to their fair values which are categorized within Level 3 of the fair value hierarchy. We recognized $1.5 million of the total impairment charges within selling, general and administrative expense and $0.4 million within cost of sales in our condensed consolidated statements of operations.
We did not recognize any impairments related to continuing operations during the three and nine months ended September 30, 2025.
Note 15. Derivatives and Hedging
The following table summarizes the fair value of our derivative instruments as well as the location of the asset and/or liability on the condensed consolidated balance sheets as of the periods presented below (in millions):

	Balance Sheet Location	Fair Value of Asset Derivatives
		September 30, 2026	December 31, 2025
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Other current assets	$0.9	$0.4
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	0.7	0.3
Total asset position		$1.6	$0.7

	Balance Sheet Location	Fair Value of Liability Derivatives
		September 30, 2026	December 31, 2025
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0.8	$0.4
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued expenses	1.2	0.4
Total liability position		$2.0	$0.8

Our derivative instruments are subject to a master netting agreement with each respective counterparty bank and are therefore net settled at their maturity date. Although we have the legal right of offset under the master netting agreements, we have elected not to present these contracts on a net settlement amount basis, and therefore present these contracts on a gross basis on the accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. Gains and losses related to our derivative instruments are presented as an adjustment to reconcile net income to net cash provided by or used in operating activities in the condensed consolidated statements of cash flows.
Derivatives Designated as Cash Flow Hedging Instruments
We only use derivative instruments, including foreign currency forward contracts and interest rate swaps, to manage market risks related to foreign currency exposure across our global operations and exposure to variable‑rate debt.
As of September 30, 2026, the notional amount of our foreign currency forward contracts designated as cash flow hedges was $28.5 million. As of December 31, 2025, there were no outstanding cash flow hedges. During the fourth quarter of 2025, we closed out our interest rate swaps in connection with an amendment to the 2023 Term Loan B. As of September 30, 2026, we did not have any outstanding interest rate swap agreements.
The following tables summarize the net effect of all cash flow hedges for each of our derivative contracts on the condensed consolidated financial statements for the periods presented (in millions):

	Net Gain/(Loss) Recognized in Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2026	2025	2026	2025
Foreign currency forward contracts	$(2.1)	$1.7	$(0.5)	$(6.1)
Interest rate swap contracts	—	0.5	—	(5.3)
Total	$(2.1)	$2.2	$(0.5)	$(11.4)

		Net Gain/(Loss) Reclassified from Other Comprehensive Income into Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	Statement of Operations Location	2026	2025	2026	2025
Foreign currency forward contracts	Cost of sales	$0.6	$(2.6)	$(0.4)	$(3.2)
Interest rate swap contracts	Interest expense	—	1.0	—	3.2
Total		$0.6	$(1.6)	$(0.4)	$—
For the three months ended September 30, 2026 and 2025, $0.4 million and $0.5 million, respectively, of net gains related to the amortization of forward points were released from accumulated other comprehensive income and recognized in cost of sales. For both of the nine months ended September 30, 2026 and 2025, $2.0 million of net gains related to the amortization of forward points were released from accumulated other comprehensive income and recognized in cost of sales.
Based on the current valuation of our foreign currency forward contracts, we expect to release net losses of $0.6 million related to our foreign currency forward contracts from accumulated other comprehensive income into earnings over the next 12 months.
Derivatives Not Designated as Hedging Instruments
As of September 30, 2026 and December 31, 2025, the notional amounts of our foreign currency forward contracts not designated as cash flow hedges were approximately $96.9 million and $88.4 million, respectively.

The following table summarizes the location of net gains and losses on foreign currency forward contracts recognized in the condensed consolidated statements of operations for the periods presented (in millions):

	Location of Net Gain/(Loss) Recognized in Income on Derivative Instruments	Net Gain/(Loss) Recognized in Income on Derivative Instruments
Derivatives not designated as hedging instruments		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Foreign currency forward contracts	Other income (expense), net	$(4.0)	$5.5	$2.7	$(21.7)
During the three months ended September 30, 2026 and 2025, we recognized net foreign currency transaction losses of $4.2 million and gains of $3.6 million, respectively, in other income (expense), net. During the nine months ended September 30, 2026 and 2025, we recognized net foreign currency transaction losses of $1.6 million and gains of $19.7 million, respectively, in other income (expense), net.
Note 16. Accumulated Other Comprehensive Loss
The following table details the amounts reclassified from accumulated other comprehensive loss and foreign currency translation adjustments for the three and nine months ended September 30, 2026 (in millions):

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive income (loss), June 30, 2026, after tax	$2.8	$(37.0)	$(34.2)
Change in derivative instruments	(2.1)	—	(2.1)
Net (gains) losses reclassified to cost of sales	(0.6)	—	(0.6)
Income tax impact on derivative instruments	0.8	—	0.8
Foreign currency translation adjustments	—	5.3	5.3
Foreign currency translation adjustments attributable to equity method investment	—	(1.2)	(1.2)
Accumulated other comprehensive income (loss), September 30, 2026, after tax	$0.9	$(32.9)	$(32.0)

	Derivative Instruments	Foreign Currency Translation	Total
Accumulated other comprehensive income (loss), December 31, 2025, after tax	$1.0	$(28.6)	$(27.6)
Change in derivative instruments	(0.5)	—	(0.5)
Net (gains) losses reclassified to cost of sales	0.4	—	0.4
Foreign currency translation adjustments	—	0.5	0.5
Cumulative foreign currency translation adjustments recognized upon the sale of Topgolf	—	(3.6)	(3.6)
Foreign currency translation adjustments attributable to equity method investment	—	(1.2)	(1.2)
Accumulated other comprehensive income (loss), September 30, 2026, after tax	$0.9	$(32.9)	$(32.0)
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
There were no significant intersegment transactions during the three and nine months ended September 30, 2026 or 2025.
The following table contains information utilized by our CODM to evaluate our operating segments for the periods presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Golf Equipment:
Net sales	$281.5	$305.5	$1,198.0	$1,161.2
Less: Cost of sales	164.5	193.2	657.8	678.0
Gross profit	117.0	112.3	540.2	483.2
Less: Selling, general and administrative expense	77.3	76.2	257.7	244.0
Less: Research and development expense	12.5	12.8	37.4	37.9
Income (loss) before income taxes	$27.2	$23.3	$245.1	$201.3

Apparel, Gear and Other:
Net sales	$155.4	$157.1	$538.6	$531.4
Less: Cost of sales	75.7	85.1	257.3	282.1
Gross profit	79.7	72.0	281.3	249.3
Less: Selling, general and administrative expense	57.0	55.2	167.1	161.7
Less: Research and development expense	3.2	3.1	9.3	9.2
Income (loss) before income taxes	$19.5	$13.7	$104.9	$78.4

Segment income (loss) from continuing operations	$46.7	$37.0	$350.0	$279.7

Reconciling items:
Non-recurring items (1)	28.5	(0.5)	32.0	(2.7)
Corporate costs and expenses (2)	(30.5)	(31.7)	(84.3)	(94.8)
Total reconciling items:	(2.0)	(32.2)	(52.3)	(97.5)
Income (loss) from operations	44.7	4.8	297.7	182.2
Interest income (expense), net	0.5	(14.8)	(9.9)	(45.0)
Other income (expense), net	20.5	8.6	24.8	10.6
Total other income (expense), net	21.0	(6.2)	14.9	(34.4)
Income (loss) from equity method investments	(17.9)	—	(46.6)	—
Income (loss) from continuing operations, before income taxes	$47.8	$(1.4)	$266.0	$147.8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation and amortization:
Golf Equipment	$6.4	$6.1	$18.1	$19.3
Apparel, Gear and Other	4.2	4.7	12.8	14.4
Total depreciation and amortization	$10.6	$10.8	$30.9	$33.7
We market our products in the United States and internationally, with our principal international markets being Asia and Europe. The tables below contain information about the geographical areas in which we operate. Net sales are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net sales:
United States	$292.8	$301.9	$1,156.3	$1,119.1
Europe	37.4	45.1	185.4	174.0
Asia	80.0	90.4	273.9	289.1
Rest of World	26.7	25.2	121.0	110.4
Total net sales	$436.9	$462.6	$1,736.6	$1,692.6

	September 30, 2026	December 31, 2025
Long-lived assets
United States	$126.1	$136.4
Europe	14.2	4.2
Asia	11.2	12.9
Rest of World	5.6	6.0
Total long-lived assets	$157.1	$159.5
Note 18. Restructuring
Our restructuring costs primarily consist of severance and termination benefits, asset disposals, write-offs and impairments and other exit and disposal costs. Severance costs generally include severance payments, outplacement services, health insurance coverage and legal costs.
Transformation Plan
In connection with the September 2024 announcement of our intended separation of the Topgolf business, we initiated a plan which is intended to optimize organizational efficiencies and decrease operating costs under the separate business structures that were anticipated after the separation (the “Transformation Plan”). For the three and nine months ended September 30, 2026, costs incurred under the Transformation Plan were primarily related to employee termination and severance costs. We expect to incur up to $8.0 million in costs related to the Transformation Plan, which we expect to be substantially complete by the end of 2026. As of September 30, 2026, we incurred cumulative costs of $6.2 million under this plan.
For the three months ended September 30, 2026 and 2025, we incurred $0.5 million and $0.2 million, respectively, of employee termination and severance costs under the Transformation Plan. For the nine months ended September 30, 2026 and 2025, we incurred $1.9 million and $1.3 million, respectively, of employee termination and severance costs under the Transformation Plan. Amounts payable for employee termination and severance included in accrued employee compensation and benefits on the condensed consolidated balance sheets at September 30, 2026 and December 31, 2025, totaled $0.5 million and $0.2 million, respectively.

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
Divestitures of Topgolf and Jack Wolfskin
In 2025, we executed a strategic realignment to focus on our core Golf Equipment and complementary soft goods businesses, which included the sale of Jack Wolfskin on May 31, 2025, for approximately $290.0 million and the sale of a 60% stake in our Topgolf and Toptracer business (“Topgolf”) based upon an equity value of approximately $1,100.0 million. The Topgolf transaction closed effective January 1, 2026, resulting in net proceeds to us of $820.1 million from the sale and related financing transactions, net of working capital adjustments and cash retained. Our remaining 39.3% interest in Topgolf (following the sale by Topgolf of additional dilutive units in April 2026, which decreased our non-controlling interest) is accounted for under the equity method.
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
Tariffs
In 2025, the U.S. government implemented reciprocal tariffs affecting many countries in which we do business, increasing costs for our products, components, and raw materials, a significant portion of which are sourced from outside the United States, including Asia and other regions, which may adversely affect product availability, pricing, and demand. On February 20, 2026, the United States Supreme Court struck down certain tariffs previously imposed under the International Emergency Economic Powers Act of 1977 (“IEEPA”). As a result, we identified approximately $49.5 million of potential refund claims related to previously paid IEEPA tariffs, of which approximately $42.6 million has been received as of September 30, 2026. The remaining potential refund claims have not yet been filed and remain subject to applicable eligibility, filing, and recovery requirements.
We account for tariff refund claims as gain contingencies and recognize refunds when they are deemed realized or realizable. During the three and nine months ended September 30, 2026, we recognized IEEPA tariff refund benefits of $33.5 million and $44.3 million, respectively, of which $31.8 million and $42.6 million were recognized in cost of sales, respectively, and $1.7 million was recognized in interest income (expense), net, in each period. Significant uncertainty remains regarding future U.S. trade policy and the amount and timing of any additional tariff refunds, including as a result of potential additional tariffs under alternative statutory authorities and ongoing legal, regulatory and administrative proceedings.
Foreign Currency
A significant portion of our operations is conducted outside the United States in currencies other than the U.S. dollar. We use foreign currency forward contracts to partially mitigate the short‑term effects of exchange rate fluctuations on our financial results; however, these instruments do not eliminate currency impacts or address long‑term exposure. Foreign currency fluctuations affect our results primarily through the translation of foreign‑currency‑denominated results into U.S. dollars and mark‑to‑market adjustments on certain intercompany balances and foreign currency forward contracts. For the three and nine months ended September 30, 2026, foreign currency fluctuations had unfavorable impacts of $4.0 million and $1.5 million, respectively, on international net revenues.
Results of Operations
We have reclassified certain prior-year amounts related to our discontinued operations to conform to the current year’s presentation. Unless otherwise specified, our discussion below reflects continuing operations only and prior period financial information related to discontinued operations has been reclassified and is separately presented in the condensed consolidated financial statements and accompanying notes. Unless otherwise specified, comparisons below reflect the current year period as compared to the same period in 2025.
Net sales and operating segment results (in millions, except percentages)
Net sales for the three months ended September 30, 2026 decreased $25.7 million or 5.6% (4.7% on a constant currency basis) as compared to the three months ended September 30, 2025. Segment operating income increased $9.7 million or 26.2% driven by increases in both our Golf Equipment and Apparel, Gear and Other operating segments.
Net sales for the nine months ended September 30, 2026 increased $44.0 million or 2.6% (2.7% on a constant currency basis) as compared to the nine months ended September 30, 2025. Segment operating income increased $70.3 million or 25.1% driven by increases in both our Golf Equipment and Apparel, Gear and Other operating segments.

	Three Months Ended September 30,		Increase/(Decrease)		Non-GAAP Constant Currency Growth vs. 2025(1)	Nine Months Ended September 30,		Increase/(Decrease)		Non-GAAP Constant Currency Growth vs. 2025(1)
($ in millions)	2026	2025	Dollars	Percent	Percent	2026	2025	Dollars	Percent	Percent
Net sales:
Golf clubs	$213.3	$234.1	$(20.8)	(8.9)%	(8.0)%	$910.4	$886.8	$23.6	2.7%	2.6%
Golf balls	68.2	71.4	(3.2)	(4.5)%	(4.2)%	287.6	274.4	13.2	4.8%	4.4%
Golf Equipment	281.5	305.5	(24.0)	(7.9)%	(7.1)%	1,198.0	1,161.2	36.8	3.2%	3.1%
Apparel	99.5	96.8	2.7	2.8%	3.9%	307.4	299.1	8.3	2.8%	3.7%
Gear, accessories, & other	55.9	60.3	(4.4)	(7.3)%	(6.3)%	231.2	232.3	(1.1)	(0.5)%	(0.5)%
Apparel, Gear and Other	155.4	157.1	(1.7)	(1.1)%	—%	538.6	531.4	7.2	1.4%	1.9%
Total net sales	$436.9	$462.6	$(25.7)	(5.6)%	(4.7)%	$1,736.6	$1,692.6	$44.0	2.6%	2.7%

Segment operating income (loss):
Golf Equipment	$27.2	$23.3	$3.9	16.7%		$245.1	$201.3	$43.8	21.8%
Apparel, Gear and Other	19.5	13.7	5.8	42.3%		104.9	78.4	26.5	33.8%
Total segment operating income (loss)	46.7	37.0	9.7	26.2%		350.0	279.7	70.3	25.1%
Non-recurring items (2)	28.5	(0.5)	29.0	n/m		32.0	(2.7)	34.7	n/m
Corporate costs and expenses (3)	(30.5)	(31.7)	1.2	(3.8)%		(84.3)	(94.8)	10.5	(11.1)%
Income (loss) from operations	44.7	4.8	39.9	n/m		297.7	182.2	115.5	63.4%
Interest income (expense), net	0.5	(14.8)	15.3	(103.4)%		(9.9)	(45.0)	35.1	(78.0)%
Other income (expense), net	20.5	8.6	11.9	138.4%		24.8	10.6	14.2	134.0%
Income (loss) from equity method investments	(17.9)	—	(17.9)	n/m		(46.6)	—	(46.6)	n/m
Income (loss) from continuing operations, before income taxes	$47.8	$(1.4)	$49.2	n/m		$266.0	$147.8	$118.2	80.0%

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

Golf Equipment
Net sales
The $24.0 million (7.9%) decrease in Golf Equipment net sales for the three months ended September 30, 2026 was due to an 8.9% decrease in golf club sales and a 4.5% decrease in golf ball sales. The decrease in golf club sales resulted primarily from a planned decrease in product launches in the second half of 2026 driven by the strategic decision to lengthen lifecycles in the irons category and shift launch timing, combined with the unfavorable impact from changes in foreign currencies. This decrease was partially offset by better than expected net sales of the current quarter launch of the Mini Spinner fairway woods as well as the TRTL putters in the Asia market, combined with continued sales momentum for products launched earlier in the current year. The decrease in golf ball sales was driven by a decline in sales of lower margin golf ball products primarily related to SKU rationalization initiatives announced earlier this year.

The $36.8 million (3.2%) increase in Golf Equipment net sales for the nine months ended September 30, 2026 was due to a 2.7% increase in golf club sales driven by strong reception of new product launches, combined with a 4.8% increase in golf ball sales driven by the successful launch of the new Chrome family of golf balls and overall gains in market share, partially offset by a decrease in net sales of irons due to the planned change in launch timing and a decline in sales of lower margin golf ball products primarily related to SKU rationalization initiatives.
Operating income
The $3.9 million (16.7%) increase in Golf Equipment segment operating income for the three months ended September 30, 2026 was primarily driven by an increase in gross margin resulting from ongoing initiatives including cost reductions, select price increases and rationalizing lower margin business, combined with favorable foreign currency impacts and lower tariffs, which more than offset the decrease in net sales and slight increase in operating expenses resulting from cost-of-living increases and inflationary pressures.
The $43.8 million (21.8%) increase in Golf Equipment segment operating income for the nine months ended September 30, 2026 was primarily driven by the increase in net sales noted above, combined with an increase in gross margin resulting from ongoing initiatives including select price increases, cost reductions, and rationalizing lower margin business as well as favorable foreign currency impacts. These increases were partially offset by unfavorable impacts of imposed tariffs and higher operating expenses primarily due to an $8.2 million lease termination incentive gain recognized in the first quarter of 2025, combined with the unfavorable impact from cost-of-living increases and inflationary pressures.
Apparel, Gear and Other
Net sales
The $1.7 million (1.1%) decrease in Apparel, Gear and Other net sales for the three months ended September 30, 2026 was due to a decline in sales of gear and accessories, partially offset by an increase in sales of TravisMathew apparel products primarily related to higher direct-to-consumer sales.
The $7.2 million (1.4%) increase in Apparel, Gear and Other net sales for the nine months ended September 30, 2026 was primarily due to increases in sales of TravisMathew apparel products related to strong overall market demand and higher direct-to-consumer sales, partially offset by a decline in sales of gear and accessories.
Operating income
The $5.8 million (42.3%) increase in segment operating income for the three months ended September 30, 2026 was primarily driven by higher gross margins due to cost savings from ongoing gross margin initiatives combined with lower tariffs, in addition to favorable product mix, which more than offset the decrease in net sales and higher operating expenses due to cost-of-living increases and inflationary pressures.
The $26.5 million (33.8%) increase in segment operating income for the nine months ended September 30, 2026 was primarily driven by the increase in net sales and higher gross margins due to cost savings and select price increases from ongoing gross margin initiatives combined with favorable product mix. These increases were partially offset by an increase in operating expenses primarily due to a $3.8 million lease termination incentive gain recognized in the first quarter of 2025 combined with cost-of-living increases and inflationary pressures.

Net sales by major geographic region for the periods presented below were as follows (in millions, except percentages):

	Three Months Ended September 30,		Increase/(Decrease)		Non-GAAP Constant Currency Growth vs. 2025	Nine Months Ended September 30,		Increase/(Decrease)		Non-GAAP Constant Currency Growth vs. 2025
	2026	2025	Dollars	Percent	Percent	2026	2025	Dollars	Percent	Percent
Net sales:
United States	$292.8	$301.9	$(9.1)	(3.0)%	(3.0)%	$1,156.3	$1,119.1	$37.2	3.3%	3.3%
Europe	37.4	45.1	(7.7)	(17.1)%	(16.4)%	185.4	174.0	11.4	6.6%	2.0%
Asia	80.0	90.4	(10.4)	(11.5)%	(6.9)%	273.9	289.1	(15.2)	(5.3)%	(0.4)%
Rest of World	26.7	25.2	1.5	6.0%	4.0%	121.0	110.4	10.6	9.6%	5.4%
Total net sales	$436.9	$462.6	$(25.7)	(5.6)%	(4.7)%	$1,736.6	$1,692.6	$44.0	2.6%	2.7%
We sell our Golf Equipment and Apparel, Gear and Other products in the United States and internationally, with our principal international regions being Europe and Asia. Apparel, Gear and Other product sales for our TravisMathew business are primarily concentrated in the United States.
United States
The $9.1 million (3.0%) decrease in net sales for the three months ended September 30, 2026 was primarily due to lower sales volumes of golf equipment due to a planned decrease in product launches in the second half of 2026 and decreases in sales of golf bags, partially offset by higher TravisMathew apparel sales. The $37.2 million (3.3%) increase in net sales for the nine months ended September 30, 2026 was primarily due to higher sales of golf equipment and TravisMathew apparel from strong demand.
Europe
The $7.7 million (17.1%) decrease in net sales for the three months ended September 30, 2026 was primarily due to decreases in golf equipment product sales due to a planned decrease in product launches in the second half of 2026. The $11.4 million (6.6%) increase in net sales for the nine months ended September 30, 2026 was primarily due to increases in golf equipment product sales from strong demand combined with the favorable impact of changes in foreign currency.
Asia
The $10.4 million (11.5%) decrease in net sales for the three months ended September 30, 2026 was primarily due to lower sales of golf equipment products due to a planned decrease in product launches in the second half of 2026 combined with unfavorable foreign currency impacts. On a constant currency basis, net sales decreased $6.2 million (6.9%) during the three months ended September 30, 2026. The $15.2 million (5.3%) decrease in net sales for the nine months ended September 30, 2026 was primarily due to unfavorable foreign currency impacts. On a constant currency basis, net sales decreased $1.2 million (0.4%) during the nine months ended September 30, 2026.
Rest of World
The $1.5 million (6.0%) and $10.6 million (9.6%) increases for the three and nine months ended September 30, 2026, respectively, were primarily due to higher golf equipment sales in Canada and Australia.
Gross Profit, Gross Margin and Reconciliation of Non-GAAP Measures (in millions, except percentages)

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Net sales	$436.9	$462.6	$(25.7)	(5.6)%	$1,736.6	$1,692.6	$44.0	2.6%
Cost of sales	210.2	278.3	(68.1)	(24.5)%	876.5	961.3	(84.8)	(8.8)%
Gross profit	$226.7	$184.3	$42.4	23.0%	$860.1	$731.3	$128.8	17.6%
Gross margin	51.9%	39.8%		12.1%	49.5%	43.2%		6.3%

The following table presents a reconciliation of our GAAP results for the three and nine months ended September 30, 2026 and 2025 to our non-GAAP results for the same periods (in millions, except per share information):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
GAAP	$226.7	51.9%	$184.3	39.8%	$860.1	49.5%	$731.3	43.2%
Non-recurring items(1)(2)	30.0	6.9%	—	—%	38.6	2.2%	(0.4)	—%
Non-GAAP	$196.7	45.0%	$184.3	39.8%	$821.5	47.3%	$731.7	43.2%

(1) In the three months ended September 30, 2026, amounts primarily include $31.8 million of tariff refunds, partially offset by $1.6 million of costs incurred to relocate to a new UK warehouse as a result of the sale of the Jack Wolfskin business in 2025. In the nine months ended September 30, 2026, amounts primarily include $42.6 million of tariff refunds, partially offset by $3.2 million of costs incurred to relocate to a new UK warehouse as a result of the sale of the Jack Wolfskin business in 2025.

(2) In the nine months ended September 30, 2025, amounts primarily include restructuring and reorganization costs.
Cost of sales
Our cost of sales is variable in nature and fluctuates relative to sales volumes. Cost of sales includes raw materials and component costs, direct labor and manufacturing overhead, inbound freight, duties, tariffs and shipping charges, and depreciation and amortization directly related to manufacturing and distribution.
Gross profit and gross margin
During the three months ended September 30, 2026, gross profit increased by $42.4 million (23.0%) as compared to the prior year period. Gross profit as a percent of net sales (“gross margin”) increased to 51.9% for the three months ended September 30, 2026 compared to 39.8% for the three months ended September 30, 2025. The improvement in gross margin was primarily due to the recognition of $31.8 million of tariff refunds in the current period, combined with continued progress on our gross margin initiatives including cost reductions, select price increases and rationalizing lower margin business. On a Non-GAAP basis, excluding tariff refunds and non-recurring items, gross margin increased 520 basis points to 45.0% for the three months ended September 30, 2026 compared to 39.8% in the comparative period in 2025.
During the nine months ended September 30, 2026, gross profit increased by $128.8 million (17.6%) as compared to the prior year period. Gross margin increased to 49.5% for the nine months ended September 30, 2026 compared to 43.2% for the nine months ended September 30, 2025. The improvement in gross margin was primarily due to continued progress on our gross margin initiatives including select price increases, cost reductions and rationalizing lower margin business, combined with a net benefit from the recognition of tariff refunds of $42.6 million in the current period, which more than offset incremental tariff costs. On a Non-GAAP basis, excluding tariff refunds and non-recurring items, gross margin increased 410 basis points to 47.3% for the nine months ended September 30, 2026 compared to 43.2% in the comparative period in 2025.
Operating Expenses (in millions, except percentages)

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Operating expenses:
Selling, general and administrative expense	$166.3	$163.6	$2.7	1.7%	$515.7	$501.9	$13.8	2.7%
Research and development expense	15.7	15.9	(0.2)	(1.3)%	46.7	47.2	(0.5)	(1.1)%
Total operating expenses	$182.0	$179.5	$2.5	1.4%	$562.4	$549.1	$13.3	2.4%
Selling, general and administrative expense
Selling, general and administrative (“SG&A”) expenses primarily consist of employee costs, advertising and promotional expense, legal and professional fees, tour expenses, travel expenses, building and rent expenses, depreciation and amortization charges and other miscellaneous expenses.

The $2.7 million (1.7%) increase in SG&A expenses for the three months ended September 30, 2026 was primarily due to cost-of-living increases and inflationary pressures, which were largely offset by savings from cost reduction initiatives.
The $13.8 million (2.7%) increase in SG&A expenses for the nine months ended September 30, 2026 was primarily due to a $12.0 million gain recognized from a lease termination incentive in the first quarter of 2025, which did not recur in 2026, combined with cost-of-living increases and inflationary pressures. These increases were largely offset by savings from cost reduction initiatives.
Research and development expense
Research and development expenses are comprised of costs to design, develop, test or improve our products and technology, and primarily include employee costs of personnel engaged in research and development activities, research costs and depreciation expense.
The $0.2 million (1.3%) decrease in research and development expenses for the three months ended September 30, 2026 was primarily due to a decrease in employee costs from cost savings initiatives.
The $0.5 million (1.1%) decrease in research and development expenses for the nine months ended September 30, 2026 was primarily due to a decrease in employee costs from cost savings initiatives.
Other Income and Expense (in millions, except percentages)

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Other income and expenses:
Interest income (expense), net	$0.5	$(14.8)	$15.3	(103.4)%	$(9.9)	$(45.0)	$35.1	(78.0)%
Other income (expense), net	20.5	8.6	11.9	138.4%	24.8	10.6	14.2	134.0%
Total other income (expense), net	$21.0	$(6.2)	$27.2	n/m	$14.9	$(34.4)	$49.3	(143.3)%
Interest income (expense), net
The changes in interest income (expense), net for the three and nine months ended September 30, 2026 were primarily due to lower interest expense following the full repayment of our $1,162.5 million term loan facility, including $1,000 million in January 2026 and the remaining $162.5 million in May 2026, as well as the maturity and cash settlement of our Convertible Notes for $258.3 million in May 2026. In addition, the decrease in interest expense reflects the receipt of interest income associated with tariff refunds.
Other income (expense), net
The $11.9 million increase in other income (expense), net for the three months ended September 30, 2026 was primarily due to a $15.4 million gain on our investment in Full Swing following the sale of the business, partially offset by a $4.6 million decrease in dividend income on our money market accounts due to lower average balances resulting from funds being used for debt repayments and stock repurchases.
The $14.2 million increase in other income (expense), net for the nine months ended September 30, 2026 was primarily due to a $15.4 million gain on our investment in Full Swing following the sale of the business and a $4.3 million remeasurement gain on our investment in Five Iron Golf, partially offset by a $9.8 million write-off of unamortized debt issuance costs in connection with the repayment of the term loan.
Income (Loss) from Equity Method Investments (in millions, except percentages)

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Income (loss) from equity method investments	$(17.9)	$—	$(17.9)	n/m	$(46.6)	$—	$(46.6)	n/m

Income (loss) from equity method investments
The $17.9 million and $46.6 million loss during the three and nine months ended September 30, 2026, respectively, represents our proportionate share of Topgolf’s net losses following the completion of the sale of a majority interest in the business effective January 1, 2026.
Income Taxes (in millions, except percentages)

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Income tax provision (benefit)	$(0.3)	$2.7	$(3.0)	(111.1)%	$67.2	$43.0	$24.2	56.3%
Income tax expense
Income tax expense decreased $3.0 million for the three months ended September 30, 2026 and increased $24.2 million for the nine months ended September 30, 2026. As a percentage of pre-tax income, our effective tax rate for the three months ended September 30, 2026 was (0.6)% compared to (192.9)% in the comparable period of 2025. As a percentage of pre-tax income, our effective tax rate for the nine months ended September 30, 2026 was 25.3% compared to 29.1% in the comparable period of 2025. Our effective tax rate for the three and nine months ended September 30, 2026, was impacted by the valuation allowances related to our investment in Topgolf as well as the gain on the sale of our Full Swing investment, which was offset by available capital loss carryforwards and therefore did not result in incremental tax expense.
Net Income, Diluted Earnings Per Share and Reconciliation of Non-GAAP Measures
The following table presents a reconciliation of our GAAP results for the three months ended September 30, 2026 and 2025 to our non-GAAP results for the same periods (in millions, except per share information):

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Net Income	Diluted Earnings per share(5)	Net Income	Diluted Earnings per share(5)
GAAP net income (loss) from continuing operations	$48.1	$0.26	$(4.1)	$(0.02)
Non-cash amortization of acquired intangibles(1)	(0.1)	—	(0.2)	—
Interest income (expense) and non-recurring items(2)(3)	39.1	0.21	7.2	0.04
Income (loss) from equity method investments(4)	(13.8)	(0.08)	—	—
Non-GAAP net income (loss) from continuing operations	$22.9	$0.12	$(11.1)	$(0.06)

GAAP diluted weighted-average shares outstanding		183.3		183.9
Non-GAAP diluted weighted-average shares outstanding		183.3		183.9

(1) Includes the amortization of acquired intangible assets, including customer and distributor relationships, reacquired distribution rights and acquired developed technology related to our Acquisitions. See “Discussion of Non-GAAP Measures” for more information.

(2) In 2026, amounts primarily include $31.8 million of tariff refunds, $1.7 million of related interest income, and a $15.4 million gain on our investment in Full Swing following the sale of the business, partially offset by $1.6 million of costs incurred related to the relocation to a new UK warehouse following the sale of the Jack Wolfskin business in 2025 and $0.3 million of restructuring charges associated with the Transformation Plan. In addition, for 2026, non-recurring items include $1.0 million of costs incurred under the Transition Services Agreement with Topgolf, which are offset by $1.0 million of cost recovery fees received from Topgolf related to these transition services.

(3) In 2025, amounts primarily include $0.2 million of restructuring charges related to the Transformation Plan. In addition, $9.7 million of term loan interest expense incurred at the corporate level and included in discontinued operations on a GAAP basis is reflected as part of continuing operations on a non-GAAP basis in order to show the full effect of consolidated interest expense.

(4) In 2026, amounts include our $17.9 million proportionate share of Topgolf’s net losses combined with $4.1 million of favorable tax impacts.
(5) When aggregated, diluted earnings per share amounts may not be additive due to rounding.

GAAP net income from continuing operations
Net income from continuing operations and diluted earnings per share for the three months ended September 30, 2026 were $48.1 million and $0.26 per share, respectively, as compared to net loss from continuing operations and diluted loss per share of $4.1 million and $0.02 per share, respectively, for the three months ended September 30, 2025. These increases were primarily driven by the recognition of $33.5 million of tariff refunds in the current quarter, the recognition of a $15.4 million gain on our investment in Full Swing following the sale of the business, a reduction in interest expense resulting from the full repayment of our term loan debt and the settlement of the Convertible Notes, a $9.7 million increase in segment operating income, and a decrease in the income tax provision (benefit). These increases were partially offset by the loss recognized from our equity method investment in Topgolf.
Non-GAAP net income from continuing operations
On a non-GAAP basis, excluding the items described in the table above, our net income from continuing operations and diluted earnings per share for the three months ended September 30, 2026 would have been $22.9 million and $0.12 per share, respectively, as compared to net loss from continuing operations and diluted loss per share of $11.1 million and $0.06 per share, respectively, for the three months ended September 30, 2025. The increase in non-GAAP net income from continuing operations was primarily due to lower interest expense, a $9.7 million increase in segment operating income, and a decrease in the income tax provision.
The following table presents a reconciliation of our GAAP results for the nine months ended September 30, 2026 and 2025 to our non-GAAP results for the same periods (in millions, except per share information):

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Net Income	Diluted Earnings per share(6)(7)	Net Income	Diluted Earnings per share(6)(7)
GAAP net income (loss) from continuing operations	$198.8	$1.05	$104.8	$0.55
Non-cash amortization of acquired intangibles(1)	(0.3)	—	(0.3)	—
Interest income (expense) and non-recurring items(2)(3)	39.6	0.21	20.2	0.10
Tax valuation allowance(4)	0.1	—	—	—
Income (loss) from equity method investments(5)	(49.1)	(0.26)	—	—
Non-GAAP net income (loss) from continuing operations	$208.5	$1.10	$84.9	$0.45

GAAP diluted weighted-average shares outstanding		191.9		199.8
Non-GAAP diluted weighted-average shares outstanding		191.9		199.8

(1) Includes the amortization of acquired intangible assets, including customer and distributor relationships, reacquired distribution rights and acquired developed technology related to our Acquisitions. See “Discussion of Non-GAAP Measures” for more information.

(2) In 2026, amounts primarily include $42.6 million of tariff refunds, $1.7 million of related interest income, a $15.4 million gain on our investment in Full Swing following the sale of the business, and a $4.3 million gain on our investment in Five Iron Golf, partially offset by $9.8 million of write-offs of debt issuance costs associated with the January and May 2026 repayments of our term loan, $3.2 million of costs incurred to relocate to a new UK warehouse following the sale of the Jack Wolfskin business in 2025, $1.5 million of costs associated with the Transformation Plan, and a $0.7 million write-off of software assets stemming from the separation from Topgolf. In addition, non-recurring items for 2026 include $3.3 million of costs incurred under the Transition Services Agreement with Topgolf, which were fully offset by $3.3 million of cost recovery fees received from Topgolf related to those transition services.

(3) In 2025, amounts primarily include $1.4 million of costs associated with the Transformation Plan and costs incurred to centralize warehousing and distribution operations to achieve synergies in connection with our acquisitions. In addition, $28.8 million of term loan interest expense incurred at the corporate level and included in discontinued operations on a GAAP basis is reflected as part of continuing operations on a non-GAAP basis in order to show the full effect of consolidated interest expense.

(4) Related to the release of valuation allowances on certain U.S. deferred tax assets related to the disposal of the Topgolf and Jack Wolfskin businesses.
(5) In 2026, amounts include our $46.6 million proportionate share of Topgolf’s net losses combined with $2.5 million of unfavorable tax impacts.
(6) The effect of the Convertible Notes on diluted earnings per share is calculated using the if-converted method, which excludes interest expense related to the Convertible Notes from the calculation of net income through the cash settlement date of May 1, 2026.

(7) When aggregated, diluted earnings per share amounts may not be additive due to rounding.

GAAP net income from continuing operations
Net income from continuing operations and diluted earnings per share for the nine months ended September 30, 2026 were $198.8 million and $1.05 per share, respectively, as compared to net income from continuing operations and diluted earnings per share of $104.8 million and $0.55 per share, respectively, for the nine months ended September 30, 2025. These increases were primarily driven by a $70.3 million increase in segment operating income, the recognition of $44.3 million related to the tariff refunds in the current period, the recognition of a $15.4 million gain on our investment in Full Swing following the sale of the business, and a reduction in interest expense resulting from the full repayment of our term loan debt and the settlement of the Convertible Notes. These increases were partially offset by the loss recognized from our equity method investment in Topgolf and an increase in the income tax provision.
Non-GAAP net income from continuing operations
On a non-GAAP basis, excluding the items described in the table above, our net income from continuing operations and diluted earnings per share for the nine months ended September 30, 2026 would have been $208.5 million and $1.10 per share, respectively, as compared to net income from continuing operations and diluted earnings per share of $84.9 million and $0.45 per share, respectively, for the nine months ended September 30, 2025. The increase in non-GAAP net income from continuing operations was primarily due to a $70.3 million increase in segment operating income combined with lower interest expense, partially offset by an increase in the income tax provision.
Discontinued Operations (in millions, except percentages)

	Three Months Ended September 30,		Growth/(Decline)		Nine Months Ended September 30,		Increase/(Decrease)
	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Income (loss) from discontinued operations, net of tax	$(2.4)	$(10.6)	$8.2	(77.4)%	$15.2	$(97.1)	$112.3	(115.7)%
Loss of $2.4 million from discontinued operations, net of tax, for the three months ended September 30, 2026 was related to an adjustment to the income tax benefit recognized in connection with the sale of Topgolf, effective January 1, 2026. Income of $15.2 million, net of tax from discontinued operations for the nine months ended September 30, 2026, was primarily related to the recognition of an income tax benefit in connection with the sale of Topgolf, partially offset by transaction costs directly related to the completion of the sale as well as the settlement of certain indemnification obligations. The $10.6 million and $97.1 million loss from discontinued operations, net of tax for the three and nine months ended September 30, 2025, respectively, was due to net operating losses of both Topgolf and Jack Wolfskin during the period.
Financial Condition
Cash and cash equivalents
Our cash and cash equivalents decreased $469.7 million to $433.5 million at September 30, 2026 as compared to December 31, 2025 and decreased $432.1 million compared to September 30, 2025. These decreases primarily resulted from cash used in financing activities from continuing operations, largely reflecting the full repayment of our 2023 Term Loan B facility and the cash settlement of our Convertible Notes during May 2026, which were funded by cash proceeds from the sale of Topgolf and cash on hand. In addition, we used our cash and cash equivalents to repurchase shares of our common stock pursuant to our stock repurchase program. Cash provided by operating activities from continuing operations increased due to the strong performance of the business in the nine months ended September 30, 2026, and also reflects the favorable impact from the receipt of tariff refunds. For further information related to our financing arrangements, see Note 6 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q.

Accounts receivable
Our accounts receivable balance fluctuates throughout the year as a result of the general seasonality of our business, and is also affected by the timing of new product launches. With respect to our Golf Equipment business, accounts receivable are generally the highest during the first and second quarters during the seasonal peak in the golf industry, and generally decline significantly during the third and fourth quarters as a result of an increase in cash collections combined with lower seasonal sales. With respect to our Apparel, Gear and Other business, accounts receivable balances for our TravisMathew and OGIO businesses are more evenly distributed throughout the year while accounts receivable balances for our Callaway-branded soft goods are subject to the same general seasonality as our Golf Equipment business. As of September 30, 2026, our consolidated net accounts receivable increased to $186.0 million from $123.2 million at December 31, 2025. The increase primarily reflects the seasonality of Golf Equipment net sales in the first and second quarters. Net accounts receivable as of September 30, 2026 decreased $25.1 million compared to September 30, 2025, primarily due to lower net sales in the third quarter of 2026 compared to 2025 combined with improved cash collections.
Inventory
Our inventory balance fluctuates throughout the year as a result of the general seasonality of our Golf Equipment business, and is also affected by the timing of new product launches and success of new products. With respect to our Golf Equipment business, the buildup of inventory generally begins during the third quarter and continues into the first quarter in order to meet increased demand for the golf season. With respect to our Apparel, Gear and Other business, inventory levels are generally less affected by seasonality due to the diversification of product offerings for our brands. As of September 30, 2026, our inventory decreased $89.1 million to $536.2 million, compared to December 31, 2025, which reflects our seasonality. Our inventory increased $5.4 million as of September 30, 2026, compared to September 30, 2025, primarily due to higher Golf Equipment inventory to support demand and inventory requirements heading into next year, partially offset by lower Apparel, Gear and Other inventory due to product sell through.
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
Capital resources
As of September 30, 2026, we had $815.1 million in combined cash and availability under our credit facilities, which is a decrease of $440.9 million compared to September 30, 2025 following the full repayment of our 2023 Term Loan B facility and the cash settlement of our Convertible Notes in May 2026, combined with repurchases of shares of our common stock pursuant to our stock repurchase program. Information about our credit facilities and long-term debt is presented in Note 6 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by this reference.
As of September 30, 2026, approximately 25% of our cash was held in regions outside of the United States. We continue to maintain our indefinite reinvestment assertion with respect to most jurisdictions in which we operate because of local cash requirements to operate our business. If we were to repatriate cash to the United States outside of settling intercompany balances, we may need to pay incremental foreign withholding taxes which, subject to certain limitations, generate foreign tax credits for use against our U.S. tax liability, if any. Additionally, we may need to pay certain state income taxes.

Significant cash obligations
We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements. The table below summarizes certain significant cash obligations as of September 30, 2026 that will affect our future liquidity (in millions):

	Payments Due By Period
	Total	Remainder of 2026	2027 - 2028	2029 - 2030	Thereafter
Debt (1)	50.3	1.2	46.9	0.6	1.6
Interest payments (2)	2.2	0.3	1.3	0.3	0.3
Financing leases, including imputed interest (3)	34.5	1.0	8.3	7.9	17.3
Operating leases, including imputed interest (4)	263.8	9.6	66.9	59.2	128.1
Minimum lease payments for leases signed but not yet commenced (5)	2.9	—	0.3	0.5	2.1
Unconditional purchase obligations (6)	77.6	30.0	45.3	2.3	—
Uncertain tax contingencies (7)	1.0	—	0.3	—	0.7
Total	$432.3	$42.1	$169.3	$70.8	$150.1

(1) Excludes unamortized debt discounts, unamortized debt issuance costs, and fair value adjustments. Includes $44.5 million of outstanding ABL borrowings. For further details related to long-term debt, see Note 6 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

(5) Represents future minimum lease payments under lease agreements that have not yet commenced as of September 30, 2026, in relation to future TravisMathew retail stores. For further discussion, see Note 5 “Leases” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(6) During the normal course of business, we enter into agreements to purchase goods and services, including commitments for endorsement agreements with professional athletes and other endorsers, consulting and service agreements, and intellectual property licensing agreements pursuant to which we are required to pay royalty fees. The amounts listed above approximate the minimum purchase obligations we are obligated to pay under these agreements over the next five years and thereafter as of September 30, 2026. The actual amounts paid under some of the agreements may be higher or lower than these amounts. In addition, we also enter into unconditional purchase obligations with various vendors and suppliers of goods and services during the normal course of business through purchase orders or other documentation or that are undocumented except for an invoice. For further details, see Note 12 “Commitments & Contingencies” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

(7) Amounts represent current and non-current portions of uncertain income tax positions as recorded on our condensed consolidated balance sheets as of September 30, 2026. Amounts exclude uncertain income tax positions that we would be able to offset against deferred taxes. For further discussion, see Note 11 “Income Taxes” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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
The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum amount of future payments we could be obligated to make. Historically, costs incurred to settle claims related to indemnities have not been material to our financial position, results of operations or cash flows. In addition, we believe the likelihood is remote that payments under the commitments and guarantees described above will have a material effect on our financial condition. The fair value of indemnities, commitments and guarantees that we issued during the nine months ended September 30, 2026 was not material to our financial position, results of operations or cash flows.

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
Critical Accounting Estimates
For the nine months ended September 30, 2026, there have been no material changes to our critical accounting estimates from the information reported in our Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026.
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
As part of our risk management procedure, a sensitivity analysis model is used to measure the potential loss in future earnings of market-sensitive instruments resulting from one or more selected hypothetical changes in interest rates or foreign currency values. The sensitivity analysis model quantifies the estimated potential effect of unfavorable movements of 10% in foreign currencies to which we were exposed at September 30, 2026 through our foreign currency forward contracts.
At September 30, 2026, the estimated loss from our foreign currency forward contracts, calculated using the sensitivity analysis model described above, was $12.6 million. We believe that such a hypothetical loss from our foreign currency forward contracts would be partially offset by increases in the value of the underlying transactions being hedged.
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

Interest Rate Fluctuations
We are exposed to interest rate risk from our credit facilities and long-term borrowing commitments. Outstanding borrowings under these credit facilities and long-term borrowing commitments accrue interest as described in Note 6 “Financing Arrangements” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, and in “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q. Our long-term borrowing commitments are subject to interest rate fluctuations, which could be material to our cash flows and results of operations. In order to mitigate this risk, we may enter into interest rate swap contracts as part of our interest rate risk management strategy. Information about our interest rate hedges is provided in Note 15 “Derivatives and Hedging” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. In order to determine the impact of unfavorable changes in interest rates on our cash flows and results of operations, we performed a sensitivity analysis as part of our risk management procedures. The sensitivity analysis quantified that the incremental expense incurred by a 10% increase in interest rates would result in an approximate annual increase of $0.1 million in interest expense on our existing principal balance as of September 30, 2026.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2026, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2026.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Purchases
In January 2026, we announced that our Board of Directors authorized a $200.0 million share repurchase program (the “Repurchase Program”) under which we are authorized to repurchase shares of our common stock in the open market or in private transactions, subject to our assessment of market conditions and repurchase opportunities. We will assess market conditions, buying opportunities and other factors from time to time and will make strategic repurchases as appropriate. The repurchases will be made in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements and other factors, and the repurchases will be made consistent with the terms of our credit facilities, which define the amount of stock that can be repurchased. The Repurchase Program does not require us to acquire a specific number of shares and it will remain in effect until completed or until terminated by the Board of Directors. During the third quarter of 2026, we repurchased 3.0 million shares of our common stock under the Repurchase Program at a weighted average price per share of $16.62, for a total cost of $50.1 million.
The following table summarizes our purchases during the third quarter of 2026 and includes amounts repurchased under the Repurchase Program and shares withheld to satisfy payroll tax withholding obligations in connection with the vesting and settlement of employee restricted stock unit awards and performance share unit awards. Our repurchases of shares of common stock are recorded at cost and result in a reduction of shareholders’ equity.

	Three Months Ended September 30, 2026
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Purchased Under the Program
July 1, 2026 - July 31, 2026	673,840	$18.55	673,840	$107,425,564
August 1, 2026 - August 31, 2026	1,300,324	16.57	1,259,744	86,520,612
September 1, 2026 - September 30, 2026	1,102,319	15.11	1,102,319	69,862,591
Total	3,076,483	$16.61	3,035,903	$69,862,591
During the third quarter of 2026, we also repurchased less than 0.1 million shares of our common stock at an average cost per share of $15.77, for a total cost of approximately $0.6 million, which were related to shares withheld to satisfy payroll tax withholding obligations as described above and not pursuant to the Repurchase Program.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
10b5-1 Trading Arrangements
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our officers and directors for the three months ended September 30, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each, a “10b5-1 Plan”), were as follows:

Name	Title	Action	Date of Adoption or Termination	Expiration Date	Aggregate Number of Securities to be Sold
Oliver G. Brewer III	President and CEO	Termination (1)	July 30, 2026	n/a	266,545
Mark F. Leposky	EVP and Chief Supply Chain Officer	Adoption	August 1, 2026	August 31, 2027	101,524
Timothy R. Reed	EVP of Golf Club Research and Development, Strategy and Fitting	Adoption	August 9, 2026	August 31, 2027	63,102
Jennifer L. Thomas	SVP and Chief Accounting Officer	Adoption	August 10, 2026	August 31, 2027	27,462
(1) On July 30, 2026, Mr. Brewer terminated three 10b5-1 Plans, each of which was adopted on February 23, 2023 and provided for sales of our shares held by trusts established for the benefit of Mr. Brewer’s children. The 10b5-1 Plans provided for the sale of up to 88,848, 88,848 and 88,849 shares, respectively. None of the 10b5-1 Plans had a defined expiration date.

Other than as described above, during the three months ended September 30, 2026, none of our officers or directors adopted or terminated a 10b5-1 Plan or any “non Rule 10b5-1 trading arrangement.”
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
Date: November 5, 2026